Form 10-K
period 2007-12-31
MidWestOne Financial Group, Inc.
filed 2008-04-15
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number: 000-24630

MidWestOne Financial Group, Inc.

(Exact name of Registrant as specified in its charter)

Iowa	42-1206172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

102 South Clinton St.

Iowa City, Iowa 52240

(Address of principal executive offices) (Zip Code)

(319) 356-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act 0f 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ (do not check if a smaller reporting company)    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $57.2 million.

At March 14, 2008, the total number of shares of common stock outstanding was 3,705,270.

MidWestOne Financial Group, Inc.

2007 Form 10-K Annual Report

Introductory Note

On Friday, March 14, 2008, MidWestOne Financial Group, Inc. merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger, dated as of September 11, 2007 (the “Merger”). As a result of the Merger, MidWestOne Financial Group, Inc. (“Former MidWestOne”) ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.” The surviving company is referred to in this document as “New MidWestOne.”

For purposes of Rule 12g-3(a) under the Securities Exchange Act, as amended (the “Exchange Act”), New MidWestOne is the successor issuer to Former MidWestOne. As a result, because Former MidWestOne did not file its Form 10-K for the year ended December 31, 2007 prior to the consummation of the Merger, New MidWestOne is required to file this Form 10-K as successor issuer to Former MidWestOne. Even though this Form 10-K is filed under the name of New MidWestOne, pursuant to Rule 12g-3, this Form 10-K must report Former MidWestOne’s information as of December 31, 2007. Additionally there is no financial information for New MidWestOne presented in this Form 10-K. Therefore, this document presents information regarding Former MidWestOne as of the dates indicated. There are instances where information is presented for New MidWestOne, and the context of such references should make it clear whether the information relates to Former MidWestOne or New MidWestOne (formerly ISB Financial Corp. and the surviving legal entity of the Merger).

PART I.

ITEM 1.	BUSINESS

General

Merger Transaction. As noted above, on Friday, March 14, 2008, MidWestOne Financial Group, Inc. merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger, dated as of September 11, 2007 (the “Merger”). As a result of the Merger, MidWestOne Financial Group, Inc. (“Former MidWestOne”) ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.” The surviving company is referred to in this document as “New MidWestOne.”

At the time of the Merger, Former MidWestOne was the holding company of MidWestOne Bank, an Iowa state bank with its main office in Oskaloosa, Iowa and ISB Financial was the holding company of Iowa State Bank & Trust Company, an Iowa state bank with its main office in Iowa City, Iowa and First State Bank, an Iowa state bank with its main office in Conrad, Iowa. As a result of the merger, New MidWestOne became the holding company of MidWestOne Bank, Iowa State Bank & Trust and First State Bank. New MidWestOne’s management intends on consolidating these three current bank subsidiaries into one bank charter with the name “MidWestOne Bank” with its headquarters in Iowa City, Iowa. It is expected that this consolidation will be completed in the third quarter of 2008.

Prior to the Merger. Prior to the Merger, Former MidWestOne was a community-based financial holding company headquartered in Oskaloosa, Mahaska County, Iowa. Former MidWestOne, through its wholly-owned subsidiaries, provided a wide range of services, including traditional banking services, trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. Former MidWestOne provided a full range of services to individual and corporate customers. Former MidWestOne’s principal operating subsidiary was MidWestOne Bank, with headquarters in Oskaloosa.

Since 1988, Former MidWestOne, either directly or through MidWestOne Bank, invested in loan pool participations that were purchased by certain non-affiliated independent service corporations (collectively, the “Servicer”) from various sources including large financial institutions and the Federal Deposit Insurance Corporation (“FDIC”). These loan pool investments generally consisted of nonperforming and distressed loans that were sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans. The amount of the discount depended on the credit quality of the portfolio. The Servicer collects these loans from the borrowers.

Former MidWestOne was incorporated in Iowa in 1973 and was a bank holding company registered under the Bank Holding Company Act of 1956. Effective January 9, 2005, Former MidWestOne became a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999. Prior to the Merger, Former MidWestOne provided support services to MidWestOne Bank including management assistance, auditing services and loan review.

Subsidiaries

Former MidWestOne’s subsidiaries that existed prior to the Merger remain as operating subsidiaries under New MidWestOne. As described above, New MidWestOne’s management intends on consolidating the three bank subsidiaries, into one bank charter with the name MidWestOne Bank and headquartered in Iowa City, Iowa. It is expected that this consolidation will be completed in the third quarter of 2008. Additionally, other subsidiaries may be consolidated at that time to provide for increased market efficiencies.

The following are the subsidiaries of Former MidWestOne that existed prior to the Merger. Except for MidWestOne Investment Services, Inc., each of the following remains as a subsidiary under New MidWestOne:

MidWestOne Bank — Former MidWestOne had one bank subsidiary operating under the name of MidWestOne Bank. Prior to January 1, 2006, Former MidWestOne had four bank subsidiaries. On January 1, 2006, the four banks were merged into one Iowa-chartered subsidiary bank with headquarters located in Oskaloosa, Iowa. All previously existing banking locations were retained as branches of the newly consolidated bank.

MidWestOne Bank is a full-service, commercial bank chartered as an Iowa state bank in 1931. MidWestOne Bank was known as Mahaska State Bank until 2003, when the name was changed to MidWestOne Bank & Trust. On January 1, 2006, the Bank adopted the name MidWestOne Bank. The Bank operates in 12 counties with 19 offices in 13 communities in south central and eastern Iowa. MidWestOne Bank serves Mahaska County from its main bank and two branch offices in Oskaloosa. It also serves Benton County from its two offices in Belle Plaine, Black Hawk County from its offices in Hudson and Waterloo, Des Moines County from its two offices in Burlington, Iowa County from its office in North English, Jefferson County from its two offices in Fairfield, Keokuk County from its office in Sigourney, Lee County from its office in Fort Madison, Louisa County from its office in Wapello, Marion County from its two offices in Pella, Scott County from its office in Davenport and Wapello County from its office in Ottumwa. MidWestOne Bank provides a wide array of retail and commercial banking services, including demand, savings and time deposits; real estate, commercial, agricultural and consumer loans; and trust services.

MIC Financial, Inc. — MIC Financial is an Iowa corporation that was formed by Former MidWestOne in 1974 under the name of MIC Leasing Co. MIC Financial operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. Effective March 21, 2000, the name was changed to MIC Financial, Inc. MIC Financial currently is inactive.

MidWestOne Investment Services, Inc. — MWI is an Iowa corporation that was formed in 2004. The entity provided retail brokerage and financial planning services in conjunction with MidWestOne Bank’s locations in Pella, Oskaloosa, Sigourney and Burlington, Iowa. Shortly before the Merger, Former MidWestOne consolidated the operations of MWI into MidWestOne Bank, so MWI is no longer a subsidiary. MidWestOne Bank provides retail brokerage through an arrangement with a third party firm and also provides financial planning services.

MidWestOne Insurance Services, Inc. — MWO is an Iowa corporation that was acquired by Former MidWestOne in 2005. MWO acts as an insurance agency for individuals and businesses in the Pella, Iowa area.

Lending Services

Former MidWestOne provided a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies through its banking subsidiary, MidWestOne Bank a subsidiary of New MidWestOne, and it conducts business in the same manner as prior to the Merger. MidWestOne Bank’s loan portfolio consists of residential real estate loans, commercial loans, commercial real estate loans, agricultural loans, construction and land development loans, and consumer loans. Management emphasizes credit quality and seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. MidWestOne Bank has established lending policies that included a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow, interest rate and credit history of the borrower. MidWestOne Bank focuses its efforts on building its lending business in the following areas:

Residential Real Estate Loans. Residential real estate loans are made to finance residential units housing from one to four families. While MidWestOne Bank originates both fixed and adjustable rate residential real estate loans, it sells most of the long-term fixed-rate loans in the secondary market. In the normal course of business, MidWestOne Bank retains variable-rate mortgages and fixed-rate mortgages with a maturity of five years or less.

Commercial Loans. Commercial loans are made to small- to medium-sized businesses consisting of sole proprietorships, partnerships and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment. The personal guarantees of the principals also may be required. Frequently, these loans are further secured with real estate collateral.

Commercial Real Estate Loans. Commercial real estate loans are loans secured by real estate including farmland, multifamily residential properties and other nonfarm-nonresidential properties.

Agricultural Loans. Agricultural loans are loans made to farming operations owned by sole proprietorships, partnerships and small farm corporations. These loans include operating loans to finance crop input or livestock purchase and loans to finance facilities, equipment and machinery.

Construction and Land Development Loans. Construction and land development loans included loans for commercial and residential development and improvements. The majority of these loans are in-market to known and established borrowers. MidWestOne Bank’s loan policy stated that land development loans should not exceed a term of three years. MidWestOne Bank requires that careful consideration be given to the financial capacity and experience of the developer.

Consumer Loans. Consumer loans are primarily collateralized loans to individuals for various personal purposes such as financing automobiles and other consumer-oriented goods. Home equity lines of credit are included in MidWestOne Bank’s consumer loan portfolio and are secured by the borrower’s home. These lines of credit could be drawn at the discretion of the borrower and were, generally, at variable interest rates.

Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan approval is also subject to MidWestOne Bank’s written loan policy, as established by MidWestOne Bank’s board of directors. The loan approval process is designed to facilitate timely decisions while adhering to policy parameters and risk management factors. MidWestOne Bank also has an independent loan review function to analyze credits of the bank.

Loan Pool Participations

Former MidWestOne, through MidWestOne Bank, had participation interests in pools of loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. MidWestOne Bank has been purchasing participation interests in discounted loans since 1988. These pools of loans are currently held and serviced by a separate independent servicing corporation known as States Resources Corporation (the “Servicer”). Neither Former MidWestOne nor New MidWestOne had or has any ownership interest in or control over States Resources Corporation.

MidWestOne Bank has invested in loan pools purchased by the Servicer from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings institutions. The sales of loan pools by the sellers is generally conducted by sealed bid auction. A sealed bid auction requires each bidder to submit a confidential bid on the subject loan pool and the loan pool is awarded to the highest bidder. The loans comprising the pools were originated throughout the United States. The Servicer acquires the loan pools without recourse against the sellers and, accordingly, the risk of noncollectibility for the portion purchased by MidWestOne Bank is assumed by MidWestOne Bank.

Each pool has a different composition and different characteristics. The pools MidWestOne Bank invested in and held in 2007 were comprised primarily of performing, past-due and nonperforming loans secured by commercial real estate and other commercial assets. The price bid and paid for such a loan pool is determined based on the credit quality of the loans in the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

In considering an investment in a loan pool, the Servicer will evaluate loans owned and being offered and make recommendations to MidWestOne Bank concerning the creditworthiness of the loans in the proposed loan pool purchase. The Servicer performs a comprehensive analysis of the loan pool in an attempt to ensure proper valuation and adequate safeguards in the event of default. In many cases substantial uncertainties may exist regarding the collectibility of the various loans in the pool. MidWestOne Bank makes its own decisions as to whether or not to participate in a particular loan pool that has been recommended by the Servicer, based on MidWestOne Bank’s experience with the various categories and qualities of loans.

Upon the acquisition of a participation interest in a loan pool, MidWestOne Bank assumes the risk to the extent of MidWestOne Bank’s participation interest that the Servicer will be unable to recover an amount equal to the purchase price plus the carrying costs, if any, and collection costs on such accounts. The extent of such risk is dependent on a number of factors, including the Servicer’s ability to locate the debtors, the debtors’ financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the Servicer’s ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

A cost “basis” is assigned to each individual loan acquired on a cents per dollar basis (discounted price) based on the Servicer’s assessment of the recovery potential of each such loan in relation to the total discounted price paid to acquire the pool. This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.

Loan pool participations are shown on Former MidWestOne’s balance sheet as a separate asset category. The original carrying value of loan pool participations represents the discounted price paid by MidWestOne Bank to acquire its participation interests in various loan pools purchased by the Servicer. MidWestOne Bank’s investment balance is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to MidWestOne Bank.

Loan pools acquired after January 1, 2005, are accounted for in accordance with the provisions of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. According to SOP 03-3, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan is accounted for on nonaccrual status applying cash basis income recognition to the loan. For those pools acquired prior to December 31, 2004, the accounting treatment utilized is the nonaccrual (or cash) basis.

In each case, where changed circumstances or new information lead the Servicer to believe that collection of the loan or recovery of the basis through collateral would be less than originally determined, the cost basis assigned to the loan is written down or written off through a charge against discount income. The Servicer and representatives of MidWestOne Bank evaluate at least quarterly the collectability of the loans and the recovery of the underlying basis. On a quarterly basis, those loans that are determined to have a possible recovery of less than the assigned basis amount are placed on a “watch list.” The amount of basis exceeding the estimated recovery amount on the “watch list” loans is written off by a charge against discount income.

Interest income and discount on loan pool participations recorded by MidWestOne Bank is net of collection expenses incurred by the Servicer and net of the servicing fee and share of recovery profit paid to the Servicer. Collection costs include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses. Under the terms of the agreement with the Servicer, it receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investors’ required return on investment on each individual loan pool. The Servicer’s percentage share of recovery profit is linked to a ten-tier index and ranges from zero to twenty-seven percent depending upon the return on investment achieved. The investor’s minimum required return on investment is based on the two-year treasury rate at the time a loan pool is purchased plus 4.0 percent. For every one percent increase obtained over the investor’s minimum required return, the Servicer percentage moves up one tier level. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share of the recovery profit. Historically, discount income has added to interest income and reflected as one amount on Former MidWestOne’s consolidated statement of income.

The Servicer provides MidWestOne Bank with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. The Servicer also provides aging reports and “watch lists” for the loan pools. Monthly meetings are held between MidWestOne Bank and representatives of the Servicer to review collection efforts and results, to discuss future plans of action, and to discuss potential opportunities. Additionally, MidWestOne Bank’s and the Servicer’s personnel communicate on almost a daily basis to discuss various issues regarding the loan pools. Company management personnel visit the Servicer’s operation on a regular basis and MidWestOne Bank’s loan review officer and its internal auditor perform asset reviews and audit procedures on a regular basis.

MidWestOne Bank’s overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2007, 2006 and 2005, such cost basis was $93,058,000, $98,885,000 and $103,570,000, respectively, while the contractual outstanding principal amounts of the underling loans as of such dates were approximately $163,505,000, $146,529,000 and $150,556,000, respectively. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans. MidWestOne Bank does not include any amounts related to the loan pool participations in its totals of nonperforming loans.

As part of the ongoing collection process, the Servicer may, from time to time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the Servicer as “real estate owned” for a period of time until it can be sold. Since MidWestOne Bank’s investment in loan pools is classified as participations in pools of loans, MidWestOne Bank does not include the real estate owned that is held by the Servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

The underlying loans in the loan pool participations include both fixed rate and variable rate instruments. No amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying MidWestOne Bank’s loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the net realizable value of its investment in loan pool participations at December 31, 2007 and 2006.

Other Products and Services

Deposit Products. MidWestOne Bank offers competitive deposit products and programs that management believes address the needs of customers in each of the local markets served. The deposit products are offered to individuals, non-profit organizations, partnerships, small businesses, corporations and public entities. These products include non-interest bearing and interest bearing demand deposits, savings accounts, money market accounts and time certificates of deposit.

Trust Activities. MidWestOne Bank offers personal and corporate trust, employee benefit trust and agency trust services.

Insurance Services. MidWestOne Insurance Services, Inc. (f/k/a Cook & Son Agency, Inc.), or MWO, offers property and casualty insurance products to individuals and small businesses in markets served by MidWestOne Bank.

Securities Brokerage and Financial Planning. MidWestOne Investment Services, Inc., or MWI, provided securities brokerage and financial planning services. Shortly before the Merger, Former MidWestOne consolidated the operations of MWI into MidWestOne Bank, so MWI is no longer a subsidiary. MidWestOne Bank provides retail brokerage through an arrangement with a third party firm and also provides financial planning services.

Competition

Former MidWestOne competed in the commercial banking industry through MidWestOne Bank and New MidWestOne competes through MidWestOne Bank, Iowa State Bank & Trust and First State Bank. This industry is highly competitive, and MidWestOne Bank and the other banking subsidiaries have faced, and continue to face, strong direct competition for deposits, loans, and other financial-related services. The offices compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. MidWestOne Bank and the other banking subsidiaries compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which they compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors may have advantages over the banks in providing certain services.

MidWestOne Bank also faces competition with respect to its investments in loan pool participations. MidWestOne Bank’s financial success regarding loan pools to date is largely attributable to the Servicer’s ability to determine which loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer’s ability to collect on the underlying assets. Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers. There is no assurance that MidWestOne Bank, through the Servicer, will be able to bid successfully in the future. Certain existing competitors of MidWestOne Bank are substantially larger and have significantly greater financial resources than MidWestOne Bank. Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by MidWestOne Bank. In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer’s procedures.

Supervision and Regulation

Financial holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of the portions thereof and do not purport to be complete and are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of New MidWestOne and its banking subsidiaries.

Former MidWestOne was, and New MidWestOne is, a financial holding company. A financial holding company is subject to regulation under the Bank Holding Company Act of 1956 (the “Act”) and is registered with the Board of Governors of the Federal Reserve System. Under the Act, a financial holding company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to affiliated banks, except that a financial holding company may engage in and own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking “as to be proper incident thereto,” such as owning a savings association. The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. New MidWestOne is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and Federal Reserve Board regulations, New MidWestOne and its subsidiary banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

Iowa law permits bank holding companies domiciled in Iowa to make acquisitions throughout the state. Iowa law also permits bank holding companies located in the Midwestern Region (defined to include Illinois, Iowa, Minnesota, Missouri, Nebraska, South Dakota, and Wisconsin) to acquire banks or bank holding companies located in Iowa subject to approval by the Iowa Division of Banking and subject to certain statutory limitations. In addition, New MidWestOne may acquire banks or bank holding companies located in the Midwestern Region or outside the Midwestern Region, provided New MidWestOne’s principal place of business remains in the Midwestern Region and the acquisition is authorized by the laws of the state in which the acquisition is to be made.

New MidWestOne and its subsidiaries are affiliates within the meaning of the Federal Reserve Act. As affiliates, they are subject to certain restrictions on loans by an affiliated bank or thrift (collectively “affiliated banks”) to New MidWestOne, other affiliated banks or such other subsidiaries, on investments by an affiliated bank in their stock or securities and on an affiliated bank taking such stock and securities as collateral for loans to any borrower. New MidWestOne is also subject to certain restrictions with respect to direct issuance, flotation, underwriting, public sale or distribution of certain securities.

Each of the subsidiary banks is an Iowa state-chartered bank. Under Iowa law, the subsidiary banks are subject to supervision and examination by the Iowa Division of Banking. They are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of the institution’s total assets. As an affiliate of the banks, New MidWestOne is also subject to examination by the Iowa Division of Banking.

The customer deposits in the bank are insured by the FDIC, thus they are subject to the supervision and examination by the FDIC. The bank is required to maintain certain minimum capital ratios established by these regulators. The banks are assessed fees by the FDIC to insure the funds of customers on deposit.

In addition, Iowa state law imposes restrictions on the operations of state-chartered banks including limitations on the amount a bank can lend to a single borrower and limitations on the nature and amount of securities in which it may invest. Iowa state-chartered banks are limited to loaning money to a single borrower in an amount not to exceed 15% of the individual bank’s aggregate capital, plus additional amounts under certain circumstances.

Iowa law currently permits the establishment of branches anywhere within the state, subject to the receipt of all required regulatory approvals. The number of offices a state bank may establish is not limited.

New MidWestOne operates within a regulatory structure that continuously evolves. In the last several years, significant changes have occurred that affected Former MidWestOne and will continue to affect New MidWestOne. There can be no assurance that the Iowa or federal regulators will not in the future impose further restrictions or limits on MidWestOne’s business operations including loan pool activities.

The FDIC Improvement Act of 1991 (the “FDICIA”) was primarily designed to recapitalize the FDIC’s Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). To accomplish this purpose the FDIC was granted additional borrowing authority, granted the power to levy emergency special assessments on all insured depository institutions, granted the power to change the BIF and SAIF rates on deposits on a semi-annual basis, and directed to draft regulations that provided for a “Risk-Based Assessment System” that was implemented on January 1, 1994. The FDICIA also imposed additional regulatory safety and soundness standards upon depository institutions and granted additional authority to the FDIC. The FDICIA generally requires that all institutions be examined by the FDIC annually. Under the provisions of the FDICIA, all regulatory authorities are required to examine their regulatory accounting standards and, to the extent possible, are required to conform to generally accepted accounting principles. Finally, the FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized.

Legislation became effective on September 30, 1995, which served to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation has resulted in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions.

On November 2, 1999, the Gramm-Leach-Bliley Act was enacted into law. This legislation provides for significant financial services reform by repealing key provisions of the Glass Steagall Act thereby permitting commercial banks to affiliate with investment banks, it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own banks to engage in any type of financial activity, and it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The Gramm-Leach-Bliley Act significantly changed the competitive environment in which Former MidWestOne and New MidWestOne and its subsidiaries conduct business, including the opportunity for brokerage, financial and insurance agency services.

In early 2006, the Federal Deposit Insurance Reform Act of 2005 (the Reform Act) was signed into law. The Reform Act implements deposit insurance reform through the merger of the BIF and the SAIF, increases the coverage limit and indexes the limit for retirement accounts, establishes the methodology for deposit premium assessment based on risk criteria and grants a one-time initial assessment credit based on an institution’s past contributions to the deposit insurance fund. The new assessment rates were effective January 1, 2007.

The earnings of New MidWestOne are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of banks and thrifts in the past and are expected to do so in the future. Because of changing conditions in the economy and in the money markets as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of New MidWestOne. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings be predicted.

Employees

On December 31, 2007, Former MidWestOne had 220 full-time equivalent employees. Following the Merger, New MidWestOne had approximately 400 full-time equivalent employees.

Former MidWestOne provided, and New MidWestOne continues to provide, its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees of Former MidWestOne’s was, and none of New MidWestOne is, represented by unions.

Company Website

New MidWestOne maintains a corporate website at www.midwestonebank.com. New MidWestOne makes available free of charge on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after New MidWestOne electronically files such material with, or furnish it to, the SEC. Many of New MidWestOne’s policies, including its code of conduct and ethics, committee charters and other investor information are available on the web site. New MidWestOne will also provide copies of its filings free of charge upon written request to the Corporate Secretary at the address listed on the front of this Form 10-K.

ITEM 1A.	RISK FACTORS

Former or New MidWestOne qualifies as a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Former MidWestOne owned its headquarters building located at 222 First Avenue East, Oskaloosa, Iowa and, following the merger, New MidWestOne has retained this building, although the company’s headquarters are now located in Iowa City. The Oskaloosa building is a two-story combination office, data processing facility, and motor bank that was constructed in 1975. MidWestOne Bank rents the first floor motor bank area, which includes four drive-up lanes and two walk-up windows and the basement from the holding company. The basement contains a meeting room, kitchen, and storage.

MidWestOne Bank. The principal offices of MidWestOne Bank are located at 124 South First Street, Oskaloosa, Iowa, in a two-story building owned by MidWestOne Bank that contains a full banking facility. The bank also owns a second building in Oskaloosa located at 301 A Avenue West. This one-story banking facility includes two drive-up lanes and is located five blocks northwest of the bank’s principal offices. In addition, the bank owns a 24-hour automatic teller machine located at 211 South First Street, Oskaloosa, Iowa. The bank also has four branch locations located outside of Oskaloosa in the communities of North English, Belle Plaine, Hudson and Waterloo, Iowa. All of these branches are full-banking facilities. North English is located 40 miles northeast of Oskaloosa and the branch has two drive-up lanes and a 24-hour automatic teller machine. Belle Plaine is located 60 miles northeast of Oskaloosa and the branch occupies a 6,500 square foot building. This branch also has a motor bank located one block away with one drive-up lane and a 24-hour automatic teller machine. Hudson is located 80 miles north of Oskaloosa and the 2,592 square foot branch has two drive-up lanes and a 24-hour automatic teller machine. Waterloo is located 90 miles north of Oskaloosa and the 3,837 square foot branch has one drive-up lane.

MidWestOne Bank owns four facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a two-story brick structure constructed in 1981 and completely remodeled and expanded in 2005. The approximately 10,910 square foot building has several offices, two drive-up lanes, and a drive-up 24 hour automatic teller machine. The building is located at 116 West Main in Ottumwa’s downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building’s 8,932 square feet is all utilized by the bank. The bank also owns and occupies a 3,500 square foot branch facility at 2408 West Burlington Street in Fairfield. The Sigourney facility located at 112 North Main Street is one-half block northwest of the community’s courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window.

MidWestOne Bank leases a facility in Pella’s downtown business district that opened on January 29, 2001. The 5,700 square foot facility is located in a retail/office complex and is leased for a period of ten years with options to renew. The bank owns a branch facility at 500 Oskaloosa Street in Pella, Iowa. The facility is located approximately six blocks south of the community’s main business district. The building was acquired in the summer of 1997 and was completely renovated to become a modern banking facility containing approximately 1,860 square feet of usable space with two drive-up teller lanes.

MidWestOne Bank owns two offices in Burlington, Iowa and two branch office facilities in other communities near Burlington. The Burlington office located at 3225 Division Street, on the western side of the community, is adjacent to one of the major highways through Burlington. It is a one-story facility of approximately 10,300 square feet, constructed in 1974, with four drive-up lanes and one ATM. The bank also owns a branch facility located in Burlington’s main downtown business district at 323 Jefferson Street. This facility is approximately 2,400 square feet and was the main office until 1974. The branch located in Fort Madison, Iowa at 926 Avenue G was acquired in 1975, has one drive-up window, and contains approximately 3,300 square feet on one level. The 960 square foot Wapello, Iowa branch is located on Highway 61 and was acquired in 1974.

MidWestOne bank leases a branch office facility in downtown Davenport, Iowa that was occupied on February 26, 2007. The branch contains approximately 6,450 square feet and has two drive-up lanes and an ATM. The lease agreement is for a period of twelve years with a bargain purchase option.

The bank also recently completed construction of a new branch facility in Cedar Falls, Iowa, in a new commercial/retail/residential development on the city’s south side. The new facility contains approximately 7,250 square feet of space on one level and will have two drive-up lanes and an ATM. The new facility is in an area that management believes will attract more retail deposits and loans.

MWI leased approximately 2,600 square feet of office space adjoining the bank facility in downtown Pella and, following its consolidation into MidWestOne Bank, the bank has taken over that lease. The office space is leased for a period of ten years with options to renew.

MWO rents office space of approximately 1,260 square feet in downtown Pella. The rental agreement is on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

Former MidWestOne and its subsidiaries were involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters would not have a material adverse effect on New MidWestOne’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Former MidWestOne common stock was traded on the Nasdaq Global Market under the symbol “OSKY.” The following table sets forth for the periods indicated the intra-day high and low sales prices per share of Former MidWestOne common stock as reported by the Nasdaq Global Market along with the cash dividends per share declared during such periods.

	High	Low	Cash Dividend Declared
2006
First Quarter	$19.80	$17.50	$0.17
Second Quarter	19.75	18.75	0.18
Third Quarter	19.92	18.80	0.18
Fourth Quarter	20.98	18.65	0.18

2007
First Quarter	$19.73	$17.45	$0.18
Second Quarter	17.58	16.90	0.18
Third Quarter	24.00	15.64	0.18
Fourth Quarter	18.50	16.00	0.18

As of December 31, 2007, there were approximately 388 holders of record of Former MidWestOne common stock.

Following the Merger, New MidWestOne was listed on the Nasdaq Global Select Market and currently trades under the symbol “MOFG”. Following the Merger, there were approximately 648 holders of record of New MidWestOne common stock.

Dividends. Former MidWestOne paid dividends on a quarterly basis.

Stock repurchases. Former MidWestOne did not repurchase any of its shares during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Summary of income data:
Interest income excluding loan pool participations	$42,464	37,312	29,858	27,977	28,593
Interest and discount on loan pool participations	7,802	9,142	10,222	9,395	8,985

Total interest income	50,266	46,454	40,080	37,372	37,578
Total interest expense	26,350	21,209	15,426	13,370	14,767

Net interest income	23,916	25,245	24,654	24,002	22,811
Provision for loan losses	982	180	468	858	589
Noninterest income	5,900	5,928	4,428	4,276	4,358
Noninterest expense	22,419	21,459	19,415	18,513	17,387

Income before income tax expense	6,415	9,534	9,199	8,907	9,193
Income tax expense	2,153	3,093	3,111	3,078	3,267

Net income	$4,262	6,441	6,088	5,829	5,926

Per share data:
Net income - basic	$1.15	1.74	1.63	1.54	1.54
Net income - diluted	1.14	1.71	1.59	1.50	1.50
Cash dividends declared	0.72	0.71	0.68	0.68	0.64
Book value	17.43	16.83	15.77	15.18	14.84
Net tangible book value	13.57	12.92	11.77	11.32	11.08

Selected financial ratios:
Net income to average assets	0.57%	0.92%	0.93%	0.92%	0.98%
Net income to average equity	6.70	10.65	10.49	10.23	10.52
Dividend payout ratio	62.61	40.80	41.72	44.16	41.56
Total shareholder's equity to total assets	8.23	8.39	8.63	8.75	9.01
Tangible shareholder's equity to tangible assets	6.53	6.57	6.59	6.67	6.88
Tier 1 capital ratio	10.12	10.01	10.38	10.88	11.20
Net interest margin	3.55	3.99	4.11	4.14	4.10
Gross revenue of loan pools to total gross revenue	13.89	17.45	22.97	22.17	21.42
Allowance for loan losses to total loans	1.00	1.13	1.16	1.19	1.29
Non-performing loans to total loans	0.67	1.15	0.77	0.73	0.83
Net loans charged off (recovered) to average loans	0.25	(0.11)	0.05	0.25	0.08

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Selected balance sheet data:
Total assets	$784,461	744,911	676,332	650,564	623,306
Total loans net of unearned discount	536,051	503,832	433,437	398,854	377,017
Total loan pool participations	93,058	98,885	103,570	105,502	89,059
Allowance for loan losses	5,348	5,693	5,011	4,745	4,857
Total deposits	574,789	560,615	505,245	475,102	453,125
Total shareholders’ equity	64,555	62,533	58,386	56,930	56,144

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On Friday, March 14, 2008, MidWestOne Financial Group, Inc. merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger, dated as of September 11, 2007 (the “Merger”). As a result of the Merger, MidWestOne Financial Group, Inc. (“Former MidWestOne”) ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.” The surviving company is referred to in this document as “New MidWestOne.”

For purposes of Rule 12g-3(a) under the Securities Exchange Act, as amended (the “Exchange Act”), New MidWestOne is the successor issuer to Former MidWestOne. Because Former MidWestOne did not file its Form 10-K for the year ended December 31, 2007 prior to the consummation of the Merger, New MidWestOne is required to file this Form 10-K as successor issuer to Former MidWestOne. Even though this Form 10-K is filed under the name of New MidWestOne, pursuant to Rule 12g-3, the Form 10-K must report Former MidWestOne’s information as of December 31, 2007. Therefore, the following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Former MidWestOne as of the dates and for the periods indicated. This discussion should be read in conjunction with Former MidWestOne’s consolidated financial statements and the notes thereto and the selected financial data presented elsewhere in this Form 10-K.

The information presented below does not include any information relating to the results of operations or financial condition of New MidWestOne (formerly ISB Financial Corp. and the surviving legal entity of the Merger).

Overview

Prior to the Merger, Former MidWestOne was a diversified financial services holding company providing full-service community banking through its banking subsidiaries in south central and eastern Iowa. The profitability of Former MidWestOne depended primarily on its net interest income, provision for loan losses, noninterest income and noninterest expenses. Additionally, Former MidWestOne derived a substantial portion of its revenue from its investments in pools of performing and non-performing loans referred to as loan pool participations.

Net interest income is the difference between total interest income and total interest expense. Interest income was earned by Former MidWestOne on its loans made to customers, the investment securities it holds in its portfolio, and the interest and discount recovery generated from its loan pool participations. The interest expense incurred by Former MidWestOne resulted from the interest paid on customer deposits and borrowed funds. Fluctuations in net interest income could result from the changes in volumes of assets and liabilities as well as changes in market interest rates. The provision for loan losses reflected the cost of credit risk in Former MidWestOne’s loan portfolio and was dependent on increases in the loan portfolio and management’s assessment of the collectibility of the loan portfolio under current economic conditions. Noninterest income consisted of service charges on deposit accounts, commissions and fees for securities brokerage, commissions from the sale of insurance policies, fees received for data processing services provided to nonaffiliated banks, mortgage loan origination fees, other fees and commissions, and realized security gains or losses. Noninterest expenses included salaries and employee benefits, occupancy and equipment expenses, professional fees, other noninterest expenses, and the amortization of intangible assets. These noninterest expenses were significantly influenced by the growth of operations, with additional employees necessary to staff new banking centers.

Performance Summary

For the year ended December 31, 2007, Former MidWestOne recorded net income of $4,262,000, or $1.15 per share basic and $1.14 per share diluted. This compares with $6,441,000, or $1.74 per share basic and $1.71 per share diluted, for the year ended December 31, 2006. Net income was $2,179,000, or 34 percent, less in 2007 due to a decrease in net interest income, an increase in loan loss provision and an increase in noninterest expense.

As a result of the merger, Former MidWestOne incurred approximately $702,000 in merger-related costs during the year ended December 31, 2007. These costs were deemed to be non-tax deductible for book purposes and included investment banking fees, legal, accounting and other consulting fees. The effect of these non-tax deductible merger-related expenses was a reduction in basic and diluted earnings per share of $0.19.

Total assets of Former MidWestOne increased $39,550,000 or 5 percent to $784,461,000 as of December 31, 2007 compared to $744,911,000 as of December 31, 2006. Former MidWestOne’s total loans outstanding at December 31, 2007 increased 6 percent from $503,832,000 at December 31, 2006. Loan pool participations as of December 31, 2007 of $93,058,000 represented a decrease of 6 percent from the December 31, 2006 balance of $98,885,000. Deposits as of December 31, 2007 increased $14,174,000 or 3 percent to $574,789,000 compared to December 31, 2006.

Return on average assets is a measure of profitability that indicates how effectively a financial institution utilizes its assets. It is calculated by dividing net income by average total assets. Former MidWestOne’s return on average assets was 0.57 percent for 2007 and 0.92 percent for 2006. The decline in Former MidWestOne’s return on average assets for the year ended December 31, 2007 in comparison to the same period in 2006 was due to reduced net income in the 2007 period attributable to lower net interest income, greater provision for loan losses and costs related to the merger with ISB Financial Corp. Average total assets increased in the 2007 period, which also contributed to the lower return on assets.

Return on average equity indicates what a company earned on its shareholders’ investment and is calculated by dividing net income by average total shareholders’ equity. The return on average equity for Former MidWestOne was 6.70 percent for 2007 and 10.65 percent for 2006. The decrease in return on average shareholders’ equity in 2007 compared to 2006 reflected the decreased earnings of Former MidWestOne in 2007 and an increase in average shareholders’ equity.

Various operating and equity ratios for Former MidWestOne are presented in the table below for the periods and years indicated. The dividend payout ratio represents the percentage of Former MidWestOne’s net income that was paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to the average assets of Former MidWestOne. The equity to assets ratio expresses this ratio using the period-end amounts instead of on an average basis.

	Year ended December 31,
	2007	2006	2005
Return on average total assets	0.57%	0.92%	0.93%
Return on average equity	6.70%	10.65%	10.49%
Dividend payout ratio	62.61%	40.80%	41.72%
Average equity to average assets	8.44%	8.65%	8.86%
Equity to assets ratio (at period end)	8.23%	8.39%	8.63%

Results of Operations

2007 Compared to 2006

Net Interest Income. Net interest income decreased $1,329,000 or 5 percent in 2007 to $23,916,000 compared with $24,245,000 in 2006 due primarily to higher market interest rates on paying liabilities partially offset by greater loan volumes. The net interest margin decreased in 2007 to 3.55 percent compared with 3.99 percent in 2006 as the increase in net interest income was proportionately less than the increase in average earning assets.

Total interest income increased $3,812,000 or 8 percent in 2007 compared with 2006. Interest and fees on loans and interest income on investment securities increased in 2007, while interest and discount on loan pools and interest on other earning assets declined. Interest income on loans totaled $38,640,000 in 2007, an increase of $4,743,000 or 14 percent compared with 2006. The higher interest income on loans was due to growth in loan volumes and higher market interest rates. The average volume of loans outstanding in 2007 was $51,364,000 greater than in 2006. Substantially all of this increase was in the agricultural operating, agricultural real estate, commercial and commercial real estate loan categories. A significant portion of Former MidWestOne’s loan growth was attributable to agricultural loan demand in the Oskaloosa and Belle Plaine markets and commercial loan demand in the Waterloo/Cedar Falls, Iowa market. The overall average rate on the total loan portfolio increased to 7.42 percent for 2007 compared with 7.23 percent for 2006. Interest and discount on loan pools decreased $1,340,000 or 15 percent in 2007 compared with 2006. The average balance of loan pools was $87,707,000 in 2007 compared with $92,133,000 in 2006, a decrease of $4,426,000 or 5 percent. This decrease in volume contributed to the reduction in interest income, as did a lower yield on the loan pools. The average yield on loan pools declined to 8.90 percent in 2007 from 9.92 percent in 2006. The lower yield on loan pools in 2007 was due to reduced collection of loan principal and interest. Interest income on investment securities increased $426,000 in 2007 to $3,725,000. This compares with $3,299,000 in 2006. The average balance of investment securities increased $3,497,000 as the cash generated from loan pool collections was utilized to purchase additional investment securities. The average tax-equivalent yield on the investment portfolio increased to 5.14 percent in 2007 compared with 4.59 percent in 2006 as lower-yielding securities matured and were replaced with securities having a higher market interest rate. The overall yield on earning assets increased to 7.32 percent in 2007 from 7.27 percent in 2006, while total earning assets averaged $697,649,000, or $50,040,000 higher in 2007.

Growth in deposits, additional borrowed funds and higher market interest rates contributed to an increase in total interest expense for 2007 in comparison to 2006. Total interest expense increased $5,141,000 or 24 percent in 2007 to $26,350,000. Total interest-bearing deposits averaged $42,297,000 higher in 2007 compared with 2006, while the average rate paid on deposits increased to 3.86 percent in 2007 versus 3.21 percent in 2006. Interest expense on deposits was $19,716,000 in 2007, an increase of $4,671,000 or 31 percent from 2005. Factors that contributed to the increase in interest expense on deposits for the year 2007 compared to 2006 included higher market interest rates and growth in the interest-bearing deposit totals resulting from an emphasis by Former MidWestOne on attracting more deposits. In order to attract more deposits in its markets, Former MidWestOne increased the rates it paid on selected terms of certificates of deposit to meet or exceed the competition’s rates. Throughout the year 2007, Former MidWestOne averaged $9,290,000 in federal funds purchased compared with $7,849,000 for 2006. Interest expense on federal funds purchased increased $73,000 in 2007 compared with 2006 due to the higher average balance in federal funds purchased. The average rate paid by Former MidWestOne on federal funds purchased decreased to 5.28 percent in 2007 compared with 5.32 percent in 2006. The average balance of Federal Home Loan Bank Advances was $161,000 less in 2007, with the average rate paid increasing to 4.99 percent in 2007 from 4.83 percent in 2006. The increase in average rate was due to maturing advances that either were paid off or renewed at higher rates during the year. Interest expense on Federal Home Loan Bank Advances was $138,000 higher in 2007 compared with 2006. The average rate paid on all interest-bearing liabilities increased to 4.18 percent for 2007, compared with 3.64 percent for 2006.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the years indicated. Interest income on tax-exempt securities is reported on a fully tax-equivalent basis assuming a 34 percent tax rate. Dividing income or expense by the average balances of assets or liabilities results in average yields and costs. Average balances are derived from daily balances. Nonaccrual loans are included in the loan category.

	Year ended December 31,
	2007			2006			2005
	Average Balance	Interest Income(2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income(2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income(2)/ Expense	Average Rate/ Yield
Average earning assets:
Loans(1)	$522,676	$38,797	7.42%	$471,312	$34,052	7.23%	$413,972	$26,518	6.41%
Loan pool participations	87,707	7,802	8.90	92,133	9,142	9.92	100,808	10,222	10.14
Interest-bearing deposits	603	37	6.30	541	32	5.78	393	9	2.25
Investment securities available for sale:
Taxable investments	52,570	2,407	4.58	58,097	2,379	4.09	74,869	2,671	3.57
Tax exempt investments	21,525	1,301	6.04	11,351	652	5.75	4,193	239	5.70
Investment securities held to maturity:
Taxable investments	473	24	5.11	456	26	5.72	220	13	5.90
Tax exempt investments	10,889	659	6.05	12,056	702	5.83	12,141	721	5.93
Federal funds sold	1,206	62	5.11	1,663	84	5.05	500	13	2.70

Total earning assets	$697,649	$51,089	7.32	$647,609	$47,069	7.27	$607,096	$40,406	6.66

	Year ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average interest-bearing liabilities:
Interest-bearing checking	$65,944	$461	0.70	$64,056	$347	0.54	$67,591	$321	0.47
Savings	106,032	2,896	2.73	114,040	2,818	2.47	119,850	1,677	1.40
Certificates of deposit	338,349	16,359	4.84	289,932	11,880	4.10	246,210	7,891	3.20
Federal funds purchased	9,290	491	5.28	7,849	418	5.32	7,698	272	3.54
Federal Home Loan Bank advances	91,930	4,584	4.99	92,091	4,446	4.83	85,327	3,933	4.61
Notes payable	3,948	308	7.81	4,881	373	7.63	9,998	583	5.83
Long-term debt	14,561	1,251	8.59	10,310	927	8.99	10,310	749	7.26

Total interest-bearing liabilities	$583,159	$26,350	4.18	$583,159	$21,209	3.64	$546,984	$15,426	2.82

Net interest income		$24,739	3.14		$25,860	3.63		$24,980	3.84

Net interest margin(3)			3.55%			3.99%			4.11%

(1)	Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $250,000, $196,000, and $353,000 for 2007, 2006 and 2005, respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income divided by average total earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of Former MidWestOne’s average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34 percent tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Year ended December 31,
	2007 Compared to 2006 Increase/(Decrease) Due to			2006 Compared to 2005 Increase/(Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$3,792	$953	$4,745	$3,917	$3,617	$7,534
Loan pool participations(1)	(425)	(915)	(1,340)	(865)	(215)	(1,080)
Interest-bearing deposits	3	2	5	5	18	23
Investment securities available for sale:
Taxable investments	(239)	267	28	(651)	359	(292)
Tax exempt investments	614	35	649	411	2	413
Investment securities held to maturity:
Taxable investments	1	(3)	(2)	13	—	13
Tax exempt investments	(69)	26	(43)	(6)	(13)	(19)
Federal funds sold	(23)	1	(22)	52	19	71

Total income from earning assets	3,654	366	4,020	2,876	3,787	6,663

Interest expense from average interest-bearing liabilities:
Interest-bearing checking	11	103	114	(18)	44	26
Savings	(206)	284	78	(85)	1,226	1,141
Certificates of deposit	2,155	2,324	4,479	1,553	2,436	3,989
Federal funds purchased	76	(3)	73	6	140	146
Federal Home Loan Bank advances	(8)	146	138	321	192	513
Notes payable	(73)	8	(65)	(356)	146	(210)
Long-term debt	367	(43)	324	—	178	178

Total expense from interest-bearing liabilities	2,322	2,819	5,141	1,421	4,362	5,783

Net interest income	$1,332	$(2,453)	$(1,121)	$1,455	$(575)	$880

(1)	Includes interest income and discount realized on loan pool participations.

Provision for Loan Losses. The provision for loan losses recorded by Former MidWestOne for 2007 was $982,000, an increase of $802,000 or 446 percent, compared with the provision of $180,000 for 2006. Early in 2006, Former MidWestOne recovered $901,000 from an agricultural loan that had been charged off in 2001. This amount was credited to the allowance for loan losses, resulting in lower provision for loan losses for 2006. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of current collection risks within its loan portfolio, identified problem loans, the current local and national economic conditions, actual loss experience, regulatory policies, and industry trends. The increase in the provision for loan losses in 2007 compared with 2006 primarily reflected the recovery of the previously charged off loan in 2006. Net loan charge-offs for 2007 totaled $1,327,000 compared with net recoveries of $502,000 in 2006.

Noninterest Income. Noninterest income (including realized investment security gains and losses) decreased $28,000 or less than 1 percent in 2007 to $5,900,000. This compares with noninterest income of $5,928,000 for 2006. Former MidWestOne recognized gains of $49,000 from the sale of investment securities available for sale in 2007 compared with realized losses of $212,000 in 2006. Excluding security losses recognized and gains realized, noninterest income was $5,851,000 for 2007 compared with $6,140,000 for 2006. Brokerage commissions attributable to MidWestOne Investment Services, Inc. decreased $180,000 or 18 percent in 2007 as a result of a decrease in investment sales to clients. Other operating income totaled $340,000 in 2007, a decrease of $143,000 or 30 percent in 2007. The decrease was primarily due to the nonrecurring gain on the sale of Former MidWestOne’s minority interest in a commercial real estate development partnership during 2006.

Noninterest Expense. Noninterest expense totaled $22,419,000 for 2007 compared with $21,459,000 for 2006, an increase of $960,000 or 4 percent. Salaries and employee benefits decreased $145,000 or 1 percent in 2007. Data processing expense was $410,000 in 2007 compared with $656,000 in 2006, reflecting lower computer supplies and personal computer expenses. Other intangible asset amortization decreased to $252,000 in 2007 from $289,000 in 2006 reflecting the utilization of accelerated amortization method for the customer list intangible of MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. Professional fees were $1,588,000 or 239 percent higher in 2007 compared with 2006 primarily due to legal, accounting and consultant fees totaling $702,000 for the merger with ISB Financial Corp. Other operating expense increased $267,000 or 7 percent in 2007 mainly due to the write-down of a truck stop/convenience store property carried in Other Real Estate Owned.

Income Tax Expense. Income taxes decreased $940,000 in 2007 compared with 2006 primarily due a decrease in the pre-tax income. Former MidWestOne’s consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income. The 2007 effective income tax as a percentage of income before tax was 33.5 percent, compared with 32.4 percent for 2006. A portion in the increase in the effective tax rate between 2007 and 2006 was due to the non-deductibility of the merger-related expenses.

Analysis of Financial Condition at December 31, 2007

Loans

Former MidWestOne’s loan portfolio increased $32,219,000 or 6 percent to $536,051,000 on December 31, 2007 from $503,832,000 on December 31, 2006. Most of this increase was in the commercial, commercial real estate and agricultural loan categories. A decrease of $4.1 million was noted in the 1-4 family residential real estate loans as borrowers refinanced their homes to take advantage of lower fixed-rates. Much of the loan growth occurred in the Oskaloosa, Cedar Falls/Waterloo and Belle Plaine markets. As of December 31, 2007, Former MidWestOne’s loan to deposit ratio was 93.3 percent, compared with 89.9 percent at December 31, 2006.

Former MidWestOne’s loan portfolio largely reflected the profile of the communities in which it operated. Total real estate loans (including 1-4 family residential, commercial, agricultural, construction, and multi-family real estate) were $346,219,000 as of December 31, 2007 compared with $332,534,000 as of December 31, 2006. Real estate loans of all types were Former MidWestOne’s largest category of loans, comprising 64.6 percent of total loans at year-end 2007 and 66.0 percent at December 31, 2006. Commercial loans were the next largest category of loans at December 31, 2007, totaling approximately $99,416,000 or 18.5 percent of total loans compared with $89,236,000 or 17.7 percent of loans at December 31, 2006. As a percentage of Former MidWestOne’s total loans as of December 31, 2007, agricultural loans were 14.0 percent compared with 13.2 percent as of December 31, 2006.

Agricultural loans totaled $75,121,000 on December 31, 2007 compared with $66,393,000 as of December 31, 2006. The remaining 2.9 percent of the portfolio as of December 31, 2007 consisted of $15,295,000 in consumer and other loans compared with $15,579,000 as of December 31, 2006.

The following table shows the composition of Former MidWestOne’s loan portfolio as of the dates indicated. Total loans do not include Former MidWestOne’s investment in loan pool participations.

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Agricultural	$75,121	14.0%	$66,393	13.2%	$55,471	12.8%	$53,545	13.4%	$56,036	14.9%
Commercial	99,416	16.5	89,326	17.7	72,248	16.7	70,104	17.6	60,532	16.0
Real estate:
1-4 family residences	127,114	23.7	131,223	26.0	130,605	30.1	132,702	33.3	132,801	35.2
5+ residential property	14,798	2.8	14,752	2.9	11,077	2.5	10,210	2.5	7,323	1.9
Agricultural	57,547	10.7	52,765	10.5	40,641	9.4	38,163	9.6	42,809	11.4
Construction	67,042	12.5	57,669	11.5	36,654	8.5	20,113	5.0	10,475	2.8
Commercial	79,718	14.9	76,125	15.1	74,386	17.2	63,334	15.9	56,360	14.9

Real estate total	346,219	64.6	332,534	66.0	293,363	67.7	264,522	66.3	249,768	66.2

Installment	15,295	2.9	15,579	3.1	12,355	2.8	10,464	2.6	10,415	2.8
Lease financing	—	—	—	—	—	—	219	0.1	266	0.1

Total loans(1)	$536,051	100.0%	$503,832	100.0%	$433,437	100.0%	$398,854	100.0%	$377,017	100.0%

Total assets	$784,461		$744,911		$676,332		$650,564		$623,306

Loans to total assets		68.3%		67.6%		64.1%		61.3%		60.5%

(1)	Total loans do not include Former MidWestOne’s investments in loan pool participations.

The following table sets forth the remaining maturities for certain loan categories as of December 31, 2007.

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total	Total for Loans Due Within One Year Having:		Total for Loans Due After One year Having:
					Fixed Rates	Variable Rates	Fixed Rates	Variable Rates
	(in thousands)
Agricultural	$55,346	$16,040	$3,735	$75,121	$9,621	$45,725	$13,394	$6,381
Commercial	47,653	44,801	6,962	99,416	15,767	31,886	38,502	13,261
Real estate:
1-4 family residences	10,742	29,832	86,540	127,114	9,487	1,255	32,934	83,438
5+ residential property	4,538	8,902	1,507	14,798	4,389	—	8,956	1,453
Agricultural	7,538	26,025	23,984	57,547	7,538	—	30,670	19,339
Construction	47,553	18,025	1,464	67,042	33,455	14,098	17,922	1,567
Commercial	14,940	41,041	23,737	79,718	13,746	1,194	44,023	20,755

Real estate total	85,162	123,825	137,232	346,219	68,615	16,547	134,505	126,551

Installment	3,823	10,798	674	15,295	2,898	924	11,109	363

Total loans	$191,984	$195,464	$148,603	$536,051	$96,902	$95,062	$197,510	$146,567

Investment in Loan Pools

Former MidWestOne invested in pools of performing and nonperforming loans categorized as loan pool participations. These loan pool participations were purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income was derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost which is herein referred to as “discount.” For a more detailed discussion of loan pool participations and related accounting treatment, refer to Part I, Item 1. Business, Section C. Loan Pool Participations in this document.

At year-end 2007, Former MidWestOne’s loan pool participation total was $93,058,000 compared with $98,885,000 in 2006, a decrease of $5,827,000 or 6 percent. The balance of the loan pool participations represents the purchase cost of the loans less principal collections net of discount income recognized. The average loan pool participation investment for 2007 was $87,707,000 compared with an average of $92,133,000 for 2006. The average balance of loan pool participations was affected by the ability to purchase loan pools, collection activity, and refinancing and settlements from borrowers. The ability of the servicer to purchase pools of loans was influenced by the availability of pools from selling banks, competition from other buyers, liquidity of Former MidWestOne and the interest rate environment. Former MidWestOne is under no obligation to invest in any additional loan pools. Loan pool participation purchases made by Former MidWestOne during 2007 totaled $35,577,000 compared with purchases of $40,071,000 in 2006. Approximately $12,268,000 or 34 percent of the loan pool purchases for 2007 were made in the fourth quarter of the year. Throughout 2007, loan pool participations represented 12.6 percent of average earning assets while in 2006 they represented 14.2 percent of average earning assets.

Loan Quality

Non-performing assets as of December 31, 2007 totaled $4,904,000 or 0.91 percent of total loans. The year-end 2007 total of non-performing assets decreased $1,085,000 or 18 percent when compared with the December 31, 2006 amount of $5,989,000 or 1.19 percent of total loans. Non-performing assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Nonaccrual loans increased $1,324,000 to a December 31, 2007 total of $2,051,000. Loans past due 90 days and over as of year-end 2007 totaled $1,550,000, a decrease of $1,510,000 compared with the year-end 2006 total. Approximately one-half of the decrease in loans past due 90 days and over was attributable to one credit, which is a truck terminal/warehouse facility. There was no troubled debt restructurings on December 31, 2007 and $2,014,000 on December 31, 2006. The decrease in troubled debt restructurings was attributable to a truck stop/convenience store that was carried in other real estate on December 31, 2007 as a result of foreclosure in 2007. Other real estate owned consists of real estate acquired by Former MidWestOne through foreclosure. Other real estate owned increased $1,115,000 in 2007 to $1,303,000 as of December 31, 2007 from the December 31, 2006 total of $188,000 as a result of the aforementioned truck stop/convenience store on which Former MidWestOne foreclosed in 2007. Former MidWestOne does not have any commitments to lend additional funds to any borrowers who have non-performing loans or troubled debt restructurings. Efforts to further improve asset quality continue.

The following table provides information on Former MidWestOne’s non-performing loans as of the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
90 days past due	$1,550	$3,060	$1,671	$858	$825
Restructured	—	2,014	159	486	567
Nonaccrual	2,051	727	1,522	1,571	1,737

Total non-performing loans	$3,601	$5,801	$3,352	$2,915	$3,129

Ratio of nonperforming loans to total loans	.67%	1.15%	0.77%	0.73%	0.83%

The allowance for loan losses was $5,348,000 on December 31, 2007 and totaled $5,693,000 as of December 31, 2006. The allowance represented 1.00 percent of total loans at December 31, 2007 and 1.13 percent of loans on December 31, 2006. Changes in the allowance for the year 2007 occurred as a result of economic conditions as related to Former MidWestOne’s loan portfolio. The allowance as a percentage of non-performing assets was 109.1 percent on December 31, 2007 and 95.1 percent on December 31, 2006. The allowance as a percentage of non-performing loans was 148.5 percent and 98.1 percent as of December 31, 2007 and 2006, respectively. The increase in the percentage of the allowance relative to non-performing loans reflected the decrease in troubled debt restructure of the truck stop/convenience store property, which was included in the non-performing loan category in 2006. Net loan net charge-offs were $1,327,000 or .25% of average loans compared with 2006 net recoveries of $502,000 or (.11) percent of average loans. In January 2006 Former MidWestOne received the proceeds from the recovery of an agricultural loan that had been charged off in 2001 totaling $901,000. This amount was credited to the allowance for loan losses as a recovery in 2006. The allowance for loan losses was maintained at a level considered by Former MidWestOne’s management to be adequate to provide for loan losses inherent in the portfolio at the balance sheet date.

The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years indicated.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest)(1)	$536,051	$503,832	$433,437	$398,854	$377,017

Average amount of loans outstanding for the period (net of unearned interest)	$522,676	$471,312	$413,972	$391,131	$366,754

Allowance for loan losses at beginning of period	$5,693	$5,011	$4,745	$4,857	$3,967

Charge-offs:
Agricultural	1	113	67	333	65

	Year ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Commercial	284	119	141	282	44
Real estate—mortgage	990	285	50	350	150
Installment	96	43	54	77	88
Lease financing	—	—	153	—	—

Total charge-offs	1,371	560	465	1,042	347

Recoveries:
Agricultural	10	968	160	18	5
Commercial	4	81	15	7	7
Real estate—mortgage	22	6	72	17	7
Installment	8	7	16	30	22

Total recoveries	44	1,062	263	72	41

Net loans charged off (recovered)	1,327	(502)	202	970	306
Provision for loan losses	982	180	468	858	589
Allowance at date of acquisition	—	—	—	—	607

Allowance for loan losses at end of period	$5,348	$5,693	$5,011	$4,745	$4,857

Net loans charged off (recovered) to average loans	.25%	(0.11)%	0.05%	0.25%	0.08%
Allowance for loan losses to total loans at end of period	1.00%	1.13%	1.16%	1.19%	1.29%

(1)	Loans do not include, and the allowance for loan losses does not include, any allowance for investments in loan pool participations.

Former MidWestOne allocated the allowance for loan losses to provide for loan losses within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

	December 31,
	2007		2006		2005		2004		2003
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Agricultural	$773	14.0%	$1,189	13.2%	$1,333	12.8%	$1,183	13.4%	$1,231	14.9%
Commercial	774	18.5	1,343	17.7	1,069	16.7	1,245	17.6	1,038	16.1
Real estate—mortgage	3,489	64.6	3,021	66.0	2,410	67.7	2,089	66.3	2,329	66.1
Installment	312	2.9	140	3.1	199	2.8	156	2.6	183	2.8
Lease financing	—	—	—	—	—	—	72	0.1	76	0.1

Total	$5,348	100.0%	$5,693	100.0%	$5,011	100.0%	$4,745	100.0%	$4,857	100.0%

Investment Securities

Former MidWestOne managed its investment portfolio to provide both a source of liquidity and earnings. The portfolio largely consisted of U.S. Government agency securities, corporate securities, mortgage-backed securities, and municipal bonds. Investment securities available for sale totaled $76,046,000 on December 31, 2007 compared to $70,743,000 at December 31, 2006. Former MidWestOne’s investment in available for sale securities balances was reduced to fund loan growth in 2006. Securities classified as held to maturity decreased by $1,585,000 to a balance of $10,635,000 on December 31, 2007.

The following table sets forth certain information with respect to the book value of Former MidWestOne’s investment portfolio as of December 31, 2007, 2006, and 2005.

	December 31,
	2007	2006	2005
	(in thousands)
Securities available for sale:
U.S. government agency securities	$27,902	$23,776	$31,039
Mortgage-backed securities	14,095	16,166	19,292
Obligations of states and political subdivisions	24,389	17,131	7,250
Corporate debt securities	2,523	7,436	11,182

Total debt securities	68,909	64,509	68,763
Federal Home Loan Bank stock	6,285	5,439	4,937
Equity securities	852	795	806

	December 31,
	2007	2006	2005
	(in thousands)
Total securities available for sale	76,046	70,743	74,506

Securities held to maturity:
Mortgage-backed securities	115	129	157
Obligations of states and political subdivisions	10,520	12,091	12,829

Total securities held to maturity	10,635	12,220	12,986

Total investment securities	$86,681	$82,963	$87,492

The following table sets forth the contractual maturities of investment securities as of December 31, 2007, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming a 34 percent tax rate) of such securities. As of December 31, 2007, Former MidWestOne held no securities with a book value exceeding 10 percent of shareholders’ equity.

	Maturity
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. government agency securities	$4,343	3.74%	$17,395	5.08%	$6,164	5.65%	$—	—%
Mortgage-backed securities	363	3.43	13,732	4.10	—	—	—	—
Obligations of states and political subdivisions	739	5.10	3,600	6.10	12,514	5.91	7,536	6.42
Corporate debt securities	—	—	2,523	4.96	—	—	—	—

Total securities available for sale	5,445	3.90	37,250	4.81	18,678	5.82	7,536	6.42

Securities held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	115	6.02
Obligations of states and political subdivisions	906	5.13	7,725	6.24	1,889	5.96	—	—

Total securities held to maturity	906	5.13	7,725	6.24	1,889	5.96	115	6.02

Total investment securities	$6,351	4.08%	$44,975	5.05%	$20,567	5.84%	$7,651	6.41%

Goodwill and Other Intangible Assets

Goodwill totaled $13,405,000 on December 31, 2007 and December 31, 2006. Goodwill is subject to testing for impairment on an annual basis in accordance with the provisions of FASB Statement No. 142 “Goodwill and Other Intangible Assets.” No impairment write-down of goodwill was recorded in 2007, 2006 or 2005. Other intangible assets decreased to $876,000 as of December 31, 2007 compared with $1,128,000 on December 31, 2006 due to amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible and the estimated life of customer lists.

Deposits

Total deposits were $574,789,000 on December 31, 2007 compared with $560,615,000 as of December 31, 2006, an increase of $14,174,000 or 3 percent. Deposit growth occurred mainly in the interest-bearing demand deposits and the savings and money market deposits categories. Balance in the certificates of deposit category declined. As of December 31, 2007, certificates of deposit were the largest component of Former MidWestOne’s deposit base representing approximately 56.9 percent of total deposits. This compares with 58.8 percent of total deposits on December 31, 2006. Savings and money market accounts were the next largest category at 18.7 percent, while interest-bearing demand deposits comprised 13.0 percent and non-interest bearing demand deposits were 11.4 percent of total deposits at year-end. Former MidWestOne does not utilize brokered deposits as a source of funds.

The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years indicated.

	Year ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Non-interest bearing demand deposits	$51,254	N/A	$48,902	N/A	$44,762	N/A
Interest-bearing checking	65,944	0.70%	64,056	0.54%	67,591	0.47%
Savings	106,032	2.73	114,040	2.47	119,850	1.40
Certificates of deposit	338,349	4.84	289,932	4.10	246,210	3.20

Total deposits	$561,579	3.51%	$516,930	2.91%	$478,413	2.07%

The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 2007. These time deposits are made by individuals, corporations and public entities, all of which were located in Former MidWestOne’s market area or were State of Iowa public funds.

December 31, 2007
(in thousands)
Three months or less	$17,997
Over three through six months	10,590
Over six months through one year	25,485
Over one year	19,456

Total	$73,528

Federal Home Loan Bank Advances

As of December 31, 2007, Former MidWestOne’s subsidiary bank had borrowed $85,600,000 in fixed-rate advances from the Federal Home Loan Bank of Des Moines. Advances from the Federal Home Loan Bank at year-end 2007 decreased $13,500,000 from 2006 as federal funds purchased financed the reduction. Former MidWestOne utilized Federal Home Loan Bank advances as an alternate source of funds to supplement deposits.

Notes Payable

As of December 31, 2007, Former MidWestOne had paid off its term note from Harris N.A. that matures November 30, 2009. Former MidWestOne also had paid off its revolving line of credit with the same unaffiliated bank. Former MidWestOne maintained this revolving line arrangement that provided for a maximum line of $5,000,000 and matures on June 30, 2008. Both of these credit facilities were priced on a variable basis at the national prime rate less 0.60 percent, with interest due quarterly. Former MidWestOne had no material commitments for capital expenditures as of December 31, 2007. The Company was not in compliance with the terms of the loan agreement as of December 31, 2007. The Company did not meet the net income requirement for the six month period ending December 31, 2007. Actual net income for the six month period was $1,499,000 compared with the $1,800,000 required per the loan agreement. The Company incurred $702,000 of expense, related to the merger with ISB Financial, Corp. during the same 6 month period. At December 31, 2007 the lender agreed to waive the noncompliance default on the loan agreement.

Long-Term Debt

On September 20, 2007, Former MidWestOne obtained $15,464,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. This security was a hybrid capital instrument that was included in Tier 1 capital for regulatory purposes, yet was non-dilutive to common shareholders and to return on equity. The trust preferred has a 35-year maturity, does not require any principal amortization and is callable in five years at par at the issuer’s option. The interest rate is fixed on $7,732,000 of the issuance and variable on the remaining $7,732,000 of the issuance. The fixed interest rate is at 6.48 percent and the variable rate is based on the three month LIBOR rate plus 1.59 percent, with interest payable quarterly. Beginning on December 15, 2012 the interest rate on the entire balance of the debt is variable based on the three month LIBOR rate plus 1.59 percent. Under the terms of the trust preferred agreement, Former MidWestOne may, at its option, call the security at par on September 20, 2012.

The following table summaries the outstanding amount of and the average rate on borrowed funds as of December 31, 2007, 2006 and 2005.

	December 31,
	2007		2006		2005
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(dollars in thousands)
Long-term debt(1)	$15,464	6.53%	$10,310	9.02%	$10,310	7.80%
Notes payable	—	—	4,050	7.65	6,100	6.65
Federal Home Loan Bank advances	85,600	4.92	99,100	4.90	83,100	4.58
Federal funds purchased	35,725	4.04	465	5.50	7,575	4.33

Total	$113,925	4.87%	$113,925	5.37%	$107,085	4.99%

(1)	On September 20, 2007, Former MidWestOne obtained $15,464,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 35 year maturity, does not require any principal amortization and is callable after five years at par at the issuer’s option. The interest rate is fixed on $7,732,000 of the issuance and variable on the remaining $7,732,000 of the issuance. The fixed interest rate is at 6.48 percent and the variable rate is based on the three month LIBOR rate plus 1.59 percent, with interest payable quarterly. Beginning on December 15, 2012 the interest rate on the entire balance of the debt is variable based on the three month LIBOR rate plus 1.59 percent.

The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Long-term debt	$25,774	$10,310	$10,310
Notes payable	5,050	6,100	10,900
Federal Home Loan Bank advances	97,600	103,100	90,890
Federal funds purchased	35,725	18,095	26,845

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Long-term debt	$14,561	8.59%	$10,310	8.99%	$10,310	7.26%
Notes payable	3,948	7.81	4,881	7.63	9,998	5.83
Federal Home Loan Bank advances	91,930	4.99	92,091	4.83	85,327	4.61
Federal funds purchased	9,290	5.28	7,849	5.32	7,698	3.54

Total	$119,729	5.54%	$115,131	5.35%	$113,333	4.89%

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations and other commitments as of December 31, 2007:

Payments due by Period:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands)
Contractual obligations
Time certificates of deposit	$327,220	$252,475	$67,492	$4,146	$3,107
Federal funds purchased	35,725	35,725	—	—	—
Federal Home Loan Bank advances	85,600	24,600	55,700	5,000	300
Long-term debt	15,464	—	—	—	15,464
Noncancelable operating leases and capital lease obligations	1,296	182	346	226	542

Total	$465,305	$312,982	$123,538	$9,372	$19,413

Amount of Commitment—Expiration by Period:
Commitments to lend to borrowers	$89,377	$89,377	$—	$—	$—
Commitments to purchase (sell) loans	(93)	(93)	—	—	—
Standby letters of credit	1,721	1,709	12	—	—

Total	$91,005	$90,993	$12	$—	$—

Capital Resources

As of December 31, 2007, total shareholders’ equity was $64,555,000. Total equity increased by $2,022,000 in 2007 from $62,533,000 at December 31, 2006 as a result of the retention of earnings and unrealized gains arising during the year on securities available for sale, which was partially offset by the repurchase of Former MidWestOne’s stock. Former MidWestOne repurchased shares on the open market in 2007 as authorized by a stock repurchase program adopted by the board of directors on January 18, 2007. The Board authorized the repurchase of up to $2,000,000 of the outstanding shares of Former MidWestOne through December 31, 2007. During the period from January through May 2007, Former MidWestOne repurchased 45,000 shares for $829,800, or an average of $18.44 per share. A total of 33,544 shares were reissued upon the exercise of stock options throughout 2007. A total of 3,703,725 shares were outstanding at December 31, 2007.

Shareholders’ equity as a percentage of total assets was 8.2 percent on December 31, 2007, versus 8.4 percent on December 31, 2006. Tangible shareholders’ equity as a percentage of total assets was 6.5 percent at the end of 2007 and 6.6 percent at year-end 2006. Tangible equity is the ratio of shareholders’ equity less goodwill and intangible assets in proportion to total assets less goodwill and intangible assets.

Former MidWestOne’s risk-based Tier 1 core capital ratio was 10.1 percent as of December 31, 2007, and the risk based total capital ratio was 11.8 percent. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 core capital was Former MidWestOne’s total common shareholders’ equity plus the $15,464,000 trust preferred security, reduced by goodwill. Total capital adds the allowance for loan losses to the Tier 1 capital amount. As of December 31, 2006, Former MidWestOne’s Tier 1 capital ratio was 10.0 percent, and the total capital ratio was 11.3 percent. They exceeded the minimum regulatory requirements of 4.0 percent for Tier 1 capital and 8.0 percent for total capital. Former MidWestOne’s Tier 1 leverage ratio, which measures Tier 1 capital in relation to total assets, was 8.3 percent as of December 31, 2007 and 8.2 percent at December 31, 2006, exceeding the regulatory minimum requirement range of 3.0 percent to 5.0 percent.

Former MidWestOne’s common stock closed the year 2007 at $16.99 per share, representing 0.97 times the December 31, 2007 book value per share of $17.43. The book value per share was $16.83 on December 31, 2006. Tangible book value per share was $13.57 on December 31, 2007 compared with $12.92 on December 31, 2006.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquidity management was conducted by Former MidWestOne on both a daily and long-term basis. Former MidWestOne adjusted its investments in liquid assets based upon management’s assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. Excess liquidity is invested generally in short-term U.S. Government and agency securities, short-term state and political subdivision securities, and other investment securities.

Liquid assets of cash on hand, balances due from other banks, and federal funds sold are maintained to meet customer needs. Former MidWestOne had liquid assets of $26,128,000 as of December 31, 2007 compared with $20,726,000 as of December 31, 2006. Investment securities classified as available for sale and securities and loans maturing within one year totaled $268,936,000 and $224,966,000 as of December 31, 2007 and 2006, respectively. Assets maturing within one year, combined with liquid assets, were 51.3 percent at December 31, 2007 and 43.8 percent at December 31, 2006 of total deposits as of the same dates.

Former MidWestOne’s principal sources of funds are deposits, advances from the Federal Home Loan Bank of Des Moines, principal repayments on loans, proceeds from the sale of loans, principal recoveries on loan pool participations, proceeds from the maturity and sale of investment securities, its commercial bank line of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. Principal recoveries on loan pool participations are also influenced by economic conditions and to a lesser extent, the interest rate environment. Former MidWestOne utilized particular sources of funds based on comparative costs and availability. These included fixed-rate advances from the Federal

Home Loan Bank of Des Moines that were obtained at a more favorable cost than deposits. Former MidWestOne generally managed the pricing of its deposits to maintain a steady deposit base but had from time to time decided not to pay rates on deposits as high as its competition.

Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $5,065,000 for the year ended December 31, 2007 and $11,571,000 for the year ended December 31, 2006.

As of December 31, 2007, Former MidWestOne had outstanding commitments to extend credit to borrowers of $89,377,000, issued standby letters of credit of $1,721,000 and had commitments to sell loans of $93,000. Certificates of deposit maturing in one year or less totaled $252,475,000 as of December 31, 2007.

The declaration of dividends was subject to, among other things, Former MidWestOne’s financial condition and results of operations, MidWestOne Bank’s compliance with regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Refer to Note 19 of the Notes to Consolidated Financial Statements for information on regulatory limitations on dividends from MidWestOne Bank to Former MidWestOne and additional information on dividends. The payment of dividends was dependent upon Former MidWestOne having adequate cash or other assets that can be converted into cash to pay dividends to its shareholders.

Asset-Liability Management

Former MidWestOne’s strategy with respect to asset-liability management was to maximize net interest income while limiting exposure to risks associated with volatile interest rates. This strategy was implemented by MidWestOne Bank’s asset-liability committee that took action based upon its analysis of expected changes in the composition and volumes of the balance sheet and the fluctuations in market interest rates. One of the measures of interest-rate sensitivity was the gap ratio. This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time. A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal. A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

As of December 31, 2007, Former MidWestOne’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were 0.71 and 0.75, respectively, meaning more liabilities than assets were repriceable within these periods. During 2007, Former MidWestOne offered twelve-month certificates of deposit at competitive market rates. This increased the one-year liability sensitive position of Former MidWestOne compared to previous years.

The following table sets forth the scheduled repricing or maturity of Former MidWestOne’s consolidated assets and liabilities as of December 31, 2007, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on Former MidWestOne’s interest margin because the repricing of certain categories of assets and liabilities was subject to competitive and other pressures beyond Former MidWestOne’s control.

	Three Months or Less	Over Three Months to One Year	One to Three Years	Three Years or More	Total
	(dollars in thousands)
Interest earning assets:
Loans	$126,964	$134,215	$125,158	$149,714	$536,051
Loan pool participations	7,754	23,264	62,040	—	93,058
Interest-bearing deposits in banks	508	—	—	—	508
Investment securities:
Available for sale	8,136	4,446	17,078	46,386	76,046
Held to maturity	155	751	2,812	6,917	10,635

Total interest earning assets	143,517	162,676	207,088	203,017	716,298

Interest-bearing liabilities:
Interest-bearing checking	74,433	—	—	—	74,433
Savings	107,644	—	—	—	107,644
Certificates of deposit	64,879	187,596	67,492	7,253	327,220
Federal funds purchased	35,725	—	—	—	35,725
Federal Home Loan Bank advances	3,000	21,600	55,700	5,300	85,600
Long-term debt	7,732	—	—	7,732	15,464

Total interest-bearing liabilities	293,413	209,196	83,896	20,285	646,230

Interest sensitivity gap per period	$(149,896)	$(46,520)	$83,896	$182,732

Cumulative Interest sensitivity gap	$(149,896)	$(196,416)	$(112,520)	$70,212

Interest sensitivity gap ratio	0.49%	0.78%	1.68%	10.01%
Cumulative Interest sensitivity gap ratio	0.49%	0.61%	0.82%	1.11%

Loan pool participations were included in the interest rate sensitivity analysis using an estimated three-year average life. The historical average for the return of original investment on the pools is approximately 36 months. Given the non-performing aspect of the loan pool portfolio, management believed that the use of contractual weighted-average maturity data was inappropriate.

Interest Rate Risk

Inflation can have a significant effect on the operating results of all industries. Management believes that inflation does not affect the banking industry as much as it does other industries with a high proportion of fixed assets and inventory. Inflation does, however, have an impact on the growth of total assets and the need to maintain a proper level of shareholders’ capital.

Interest rates are significantly affected by inflation. It is difficult to assess the impact of rate changes because neither the timing nor the magnitude of changes in the various inflation indices coincides with changes in interest rates. There is, of course, an impact on longer-term earning assets; however, this effect continues to diminish as investment maturities are shortened and interest-earning assets and interest-bearing liabilities shift from fixed-rate long-term to rate-sensitive short-term.

During the first 8 months of 2007 the Federal Reserve maintained the fed funds rate at 5.25 percent. Beginning in September, the Fed subsequently lowered the fed funds rate to end the year 2007 at 4.25 percent. The prime rate as of December 31, 2006 was 8.25 percent compared to 7.25 percent as of December 31, 2007. The Federal Reserve continued to lower interest rates in 2008 resulting in a current fed funds rate of 2.50 percent and a prime rate of 5.25 percent. Former MidWestOne was in a negative gap position with a greater amount of interest-bearing liabilities repriceable compared to repriceable interest-earning assets.

Critical Accounting Policies

Former MidWestOne had identified two critical accounting policies and practices relative to its financial condition and results of operation. Those two accounting policies relate to the allowance for loan losses and to loan pool accounting.

The allowance for loan losses represented management’s estimate of the probable credit losses inherent in the loan portfolio. Those potential losses could be either identified or unidentified. The accuracy of this estimate could have had a material impact on Former MidWestOne’s earnings. To the extent actual outcomes differed from management estimates, additional provision for loan losses would have been required that could adversely affect earnings or financial position in future periods.

The loan portfolio represented the largest asset type on the consolidated balance sheet. Loan losses were charged against the allowance, while recoveries of amounts previously charged off were credited to the allowance. A provision for loan losses was charged to operations based on management’s periodic evaluation of various factors.

Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of potential losses. In evaluating the portfolio, management took into consideration numerous factors; some were quantitative while others required qualitative judgment. These factors included: current economic conditions and trends, historical loan loss experience, the composition of the loan portfolio including mix and loan type, loan collateral values, loan classification, loan delinquencies, specific impaired loans and estimated probable credit losses. Nonperforming, classified and large loans were specifically reviewed for impairment and the allowance was allocated on a loan by loan basis as deemed necessary. Loans not specifically allocated and homogeneous loans were grouped into categories to which a loss percentage, based on historical experience, was allocated.

The adequacy of the allowance for loan losses was monitored on an on-going basis by the loan review officer, senior management and MidWestOne Bank’s board of directors. In addition, the various regulatory agencies that examine MidWestOne Bank periodically reviewed the allowance for loan losses. These agencies may have required Former MidWestOne to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examination.

The loan pool accounting practice was also considered a critical accounting policy by Former MidWestOne. The loan pool accounting practice related to management’s opinion that the investment amount reflected on Former MidWestOne’s financial statements did not exceed the estimated net realizable value of the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan portfolio, management took into account many of the same factors that are considered relative to the adequacy of Former MidWestOne’s allowance for loan losses. In addition to the aforementioned factors, consideration was also given to the borrower’s current financial situation, underlying collateral values, historical collection experience and the borrower’s repayment history. The procedures employed to evaluate the fair value of the loan pool assets are essentially similar to those employed in evaluating the adequacy of the allowance for loan losses with an estimate of probable loss based on impairment by homogeneous and non-homogeneous loans.

The evaluation of the net realizable value of the purchased loans is performed by Former MidWestOne’s loan review officer and monitored by the senior management and MidWestOne Bank’s board of directors. Impairment of the net realizable value is recognized as a write-down in the basis of the asset and reflected as a reduction in the interest and discount income. To the extent that the net realizable value of the loan pools was impaired, Former MidWestOne’s yield on the loan pools would be reduced. Management believed that as of December 31, 2007 the net realizable value of the loan pool investment exceeded the carrying amount reflected on Former MidWestOne’s books.

Effect of New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. It applies whenever other standards require or permit assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for the Former MidWestOne beginning January 1, 2008. The adoption of this statement did not have a material effect on the Former MidWestOne’s financial condition or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue is effective for the Former MidWestOne beginning January 1, 2008. The adoption of this statement did not have a material effect on the Former MidWestOne’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions. SFAS No. 159 is effective for the Former MidWestOne beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Former MidWestOne’s financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. Former MidWestOne’s market risk was comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk was the risk that changes in market interest rates may have adversely affected Former MidWestOne’s net interest income. Management continually developed and applied strategies to mitigate this risk. Management did not believe that Former MidWestOne’s primary market risk exposures and how those exposures were managed in 2007 changed when compared to 2006.

Former MidWestOne used a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions were made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of Former MidWestOne’s deposits, and the rates and volumes of Former MidWestOne’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents Former MidWestOne’s projected changes in net interest income for the various interest rate shock levels at December 31, 2007.

	$ Change	% Change
+200 bp	$509,000	1.93%
+100 bp	298,000	1.13%
Base	0	0.00%
-100 bp	(295,412)	-1.12%
-200 bp	(575,000)	-2.18%

As shown above, at December 31, 2007, the effect of an immediate and sustained 200 basis point increase in interest rates would increase Former MidWestOne’s net interest income by approximately $509,000. The effect of a ramped 200 basis point decrease in rates would decrease Former MidWestOne’s net interest income by approximately $575,000. An increase in interest rates would cause more of Former MidWestOne’s interest-bearing assets to reprice than interest-earning liabilities, thus reducing net interest income. As the rate on many of the interest-bearing liabilities could not be decreased by another 200 basis points, any additional reductions in market interest rates could reduce Former MidWestOne’s net interest income as rates on repriceable assets are reduced while rates on liabilities cannot be lowered proportionally.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions Former MidWestOne could have undertaken in response to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See Consolidated Financial Statements on pages F-1 through F-27.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Management’s Report on Internal Control over Financial Reporting

As of December 31, 2007, Former MidWestOne’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Former MidWestOne’s disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Former MidWestOne’s management was responsible for establishing and maintaining adequate internal control over financial reporting pursuant to Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Former MidWestOne’s internal control over financial reporting was a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Former MidWestOne’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed Former MidWestOne’s internal control over financial reporting as of December 31, 2007. Management’s assessment is based on the framework for effective internal control over financial reporting as issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2007, Former MidWestOne’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Former MidWestOne’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Former MidWestOne’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit MidWestOne to provide only management’s report in this annual report.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following were the directors of Former MidWestOne as of December 31, 2007 and up to the consummation of the Merger, which occurred on March 14, 2008.

Name and Principal Occupation for the Last Five Years	First Became a Director	Age
Richard R. Donohue Managing Partner, TD&T Financial Group, Oskaloosa, Iowa, a certified public accounting firm. Following the Merger, Mr. Donohue became a director of New MidWestOne.	1999	58

John P. Pothoven President of MidWestOne Bank(1) since 1984, Chairman of MidWestOne Bank from January 1998 to December 31, 2005. Following the Merger, Mr. Pothoven is not a director of New MidWestOne.	1994	65

R. Scott Zaiser President, Zaiser’s Landscaping, Inc., Burlington, Iowa., a landscaping company specializing in the design and installation of landscaping for residential and commercial properties in southeastern Iowa and west central Illinois. Following the Merger, Mr. Zaiser became a director of New MidWestOne.	2006	47

Donal D. Hill Senior partner and director of Medical Arts Clinic, P.C. located in Fairfield, Iowa. His practice is involved in family practice and internal medicine. He is a past president of the state medical society, recipient of Iowa’s physician of the year award, and is a national lecturer in medical topics. Following the Merger, Dr. Hill is not a director of New MidWestOne.	2006	54

Charles S. Howard

Chairman of Former MidWestOne since January 1998 and President and Chief Executive Officer of Former MidWestOne since June 1993; previously Executive Vice President of Former MidWestOne; Chairman of Central Valley Bank(1) from June 1994 to January 2000; Vice Chairman of MidWest One Bank & Trust (1) from January 1996 to December 31, 2005; Chairman of Pella State Bank(1) from November 1997 to December 31, 2005; Chairman of MIC Financial, Inc.(1) since January 1998; Chairman of MidWest One Investment Services, Inc.(1) since October 2004; and Chairman of MidWest One Bank since January 2006. Following the Merger, Mr. Howard became a director and the Vice-Chairman of New MidWestOne.

	1988	52

Barbara J. Kniff-McCulla Chairman and Secretary/Treasurer of KLK Construction Corp., Pella, Iowa, doing underground utility work. Following the Merger, Ms. Kniff-McCulla is not a director of New MidWestOne.	2005	51

David A. Meinert Executive Vice President of the Company since June 1993 and Chief Financial Officer since September 1984; President of Central Valley Bank from June 1994 to January 1997; Chairman of Central Valley Bank from January 2000 to December 31, 2005; President of MIC Financial, Inc. since March 2000; Executive Vice President and Treasurer of MidWest One Investment Services, Inc. since October 2004. Following the Merger, Mr. Meinert became a director of New MidWestOne and is serving as its Executive Vice President, Chief Financial Officer and Treasurer.	1991	54

James G. Wake General Manager, Smith-Wake Ag Services, Oskaloosa, Iowa. This is an agribusiness involved in feed, grain, and livestock production. Following the Merger, Mr. Wake became a director of New MidWestOne.	2000	67

Michael R. Welter President of M & M Enterprises, Sigourney, Iowa, doing general commercial contracting work in southeast Iowa. Following the Merger, Mr. Welter is not a director of New MidWestOne.	2000	57

Robert D. Wersen President and founder of Interpower Corporation, which produces power system components for electrical equipment. The corporation is headquartered in Oskaloosa, Iowa and has expanded to other Iowa communities and established a subsidiary office in England. Following the Merger, Mr. Wersen became a director of New MidWestOne.	2006	65
Edward C. Whitham President, Financial Management Accounting, Inc., Burlington, Iowa. This is an accounting, tax preparation, and pension administration firm. Following the Merger, Mr. Whitham is not a director of New MidWestOne.	2000	68

(1)	MidWestOne Bank, Central Valley Bank, and Pella State Bank were subsidiaries of Former MidWestOne (all located in Iowa) until January 1, 2006. Effective January 1, 2006, these three banks were merged into MidWest One Bank & Trust (another bank subsidiary of Former MidWestOne), and the name of “MidWest One Bank & Trust” was changed to “MidWestOne Bank.” MIC Financial, Inc. and MidWest One Investment Services, Inc. were subsidiaries of Former MidWestOne.

Following the consummation of the Merger, Messrs. Donohue, Zaisser, Howard, Meinert, Wake and Wersen were appointed to join W. Richard Summerwill, Charles N. Funk, Donna M. Katen-Bahensky, John S. Koza, Kevin W. Monson and Stephen L. West as directors of New MidWestOne.

Executive Officers

The following were the executive officers of Former MidWestOne as of December 31, 2007 and up to the consummation of the Merger, which occurred on March 14, 2008.

Name	Age	Position with Former MidWestOne
Charles S. Howard	52	Chairman, President and Chief Executive Officer
David A. Meinert	54	Executive Vice President and Chief Financial Officer
John P. Pothoven	65	President and Chief Executive Officer of MidWestOne Bank
Jerry D. Krause	55	Regional President for Southern Region of MidWestOne Bank

Following the consummation of the Merger, the following individuals were named as executive officers of New MidWestOne:

Name	Age	Position with New MidWestOne
Charles N. Funk	53	President and Chief Executive Officer
David A. Meinert	54	Executive Vice President, Chief Financial Officer and Treasurer
John P. Pothoven	65	Chief Operating Officer(1)
Kent L. Jehle	48	Chief Lending Officer

(1)	Mr. Pothoven is expected to retire mid-2008.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act required that Former MidWestOne’s executive officers, directors and persons who own more than 10% of Former MidWestOne’s common stock file reports of ownership and changes in ownership with the SEC and with the exchange on which Former MidWestOne’s shares of common stock are traded. Such persons were also required to furnish Former MidWestOne with copies of all Section 16(a) forms they file. Based solely on Former MidWestOne’s review of the copies of such forms, Former MidWestOne is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2007.

Code of Ethics

Former MidWestOne adopted a code of ethics which applied to all directors, officers and employees, including the Chairman, President and Chief Executive Officer, Chief Financial Officer and Controller. A copy of the code of ethics is available on Former MidWestOne’s website, www.midwestonebank.com/company_info/ethics.php.,

Corporate Governance

During 2007, the Audit Committee of Former MidWestOne consisted of Messrs. Donohue, as Chairperson, Wake, Welter, and Whitham, all of whom were independent directors under criteria established by the Securities and Exchange Commission and NASDAQ. Based on the attributes, education and experience requirements required by NASD Rule 4350(d)(2)(A), the requirements set forth in Section 407 of the Sarbanes-Oxley Act of 2002 and associated regulations, the board of directors of Former MidWestOne had identified Mr. Donohue as an “Audit Committee Financial Expert” as defined under Item 407(d) of Regulation S-K and had determined him to be “independent.”

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows compensation information for Former MidWestOne’s named executive officers for 2007:

Summary Compensation Table

Name	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Change in Pension Value & Nonqualified Defer Comp(3)	All Other Compensation(4)	Total
Charles S. Howard Chairman, President and Chief Executive Officer	2007 2006	$264,088 254,118	$0 33,910	$2,493 0	$9,625 18,330	$41,171 37,905	$13,664 15,736	$330,041 359,999

David A. Meinert Executive Vice President and Chief Financial Officer	2007 2006	$193,962 186,502	$0 25,420	$2,493 0	$9,625 18,330	$46,060 42,392	$13,861 19,680	$288,438 292,324

John P. Pothoven President and Chief Executive Officer, MidWestOne Bank	2007 2006	$186,176 169,400	$0 23,700	$2,493 0	$7,143 13,360	$109,164 103,991	$14,678 19,508	$309,524 329,959

(1)	Stock awards consisted only of restricted stock units. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by Former MidWestOne in 2007 for stock awards. The stock awards were subject to a vesting schedule whereby one-fourth of each award vests on the four anniversary dates of the date of grant and all stock awards vested upon the consummation of the Merger on March 14, 2008. Dividends were paid on all shares commencing with any dividend paid after the grant of the award.
(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by Former MidWestOne in the year designated for option awards as determined pursuant to FAS 123R.
(3)	Amounts consist of the expense incurred by Former MidWestOne during the year to reflect the increase in its liability for the benefit to be paid pursuant to the salary continuation plan maintained for the named executive officer.
(4)	Amounts include the following:

Name	Year	ESOP Contribution	401(k) Match	Group Term Life Insurance	Excess Earnings on Deferred Compensation
Charles S. Howard	2007 2006	$6,750 6,600	$6,500 8,800	$414 336	$0 0
David A. Meinert	2007 2006	$6,711 6,028	$6,736 8,325	$414 336	$0 4,991
John P. Pothoven	2007 2006	$6,196 5,671	$6,196 7,561	$2,286 336	$0 5,940

Former MidWestOne did not maintain a defined benefit pension plan, and no executive officer received perquisites or other personal benefits in excess of $10,000.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the named executive officers at the end of 2007. Please note that the total number of securities underlying the options and the exercise price of the options were all adjusted at the time of the Merger.

Outstanding Equity Awards at 2007 Year End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Unexercisable
Charles S. Howard							—	—	—	—
	5,000	0		—	$16.875	12/31/2008	—	—	—	—
	7,000	0		—	$16.010	12/31/2012	—	—	—	—
	7,350	0		—	$18.760	12/31/2013	—	—	—	—
	7,000	0		—	$20.840	12/31/2014	—	—	—	—
	1,980	1,020	(1)	—	$17.770	12/30/2015	—	—	—	—
	—	—		—	—	—	375	$7,478	—	—

	28,452	1,020
David A. Meinert							—	—	—	—
	4,000	0		—	$16.875	12/31/2008	—	—	—	—
	2,000	0		—	$12.000	12/31/2009	—	—	—	—
	3,750	0		—	$8.375	12/29/2010	—	—	—	—
	4,000	0		—	$11.250	12/31/2011	—	—	—	—
	7,000	0		—	$16.010	12/31/2012	—	—	—	—
	7,350	0		—	$18.760	12/31/2013	—	—	—	—
	7,000	0		—	$20.840	12/31/2014	—	—	—	—
	1,980	1,020	(1)	—	$17.770	12/30/2015	—	—	—	—
	—	—		—	—	—	375	$7,478	—	—

	37,000	1,020
John P. Pothoven							—	—	—	—
	4,000	0		—	$16.875	12/31/2008	—	—	—	—
	3,750	0		—	$8.375	12/29/2010	—	—	—	—
	4,000	0		—	$11.250	12/31/2011	—	—	—	—
	5,000	0		—	$16.010	12/31/2012	—	—	—	—
	5,250	0		—	$18.760	12/31/2013	—	—	—	—
	5,000			—	$20.840	12/31/2014	—	—	—	—
	1,650	850	(1)	—	$17.770	12/30/2015	—	—	—	—
	—	—		—	—	—	375	$7,478	—	—

	28,650	850

(1)	33% were exercisable on or after 12/30/2006, 66% were exercisable on or after 12/30/2007, and 100% were exercisable upon the consummation of the Merger.
(2)	25% vest each year on the anniversary date of the grant beginning 12/29/2007. and 100% vested upon the consummation of the Merger.
(3)	Fair value represents the number of shares granted times the market value as of the date of the grant.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Former MidWestOne had no employment contracts with its named executive officers. Former MidWestOne did maintain a deferred compensation (salary continuation) plan for the named executive officers that contained a change-in-control provision which applied in the event that there was both a change in control of MidWestOne and the employment of the particular named executive officer was terminated with Former MidWestOne within 24 months after such change in control. In such an event, the change-in-control benefit would have paid to the employee in a lump sum within 90 days following termination of employment. The amount of the change-in-control benefit was determined by vesting the employee in 100 percent of the normal retirement benefit the employee would otherwise have been entitled to receive pursuant to the salary continuation plan. Following the consummation of the Merger, the named executive officers of Former MidWestOne became subject to new agreements and arrangements with New MidWestOne.

Compensation of Directors

Non-employee directors of Former MidWestOne were paid a quarterly fee in advance based upon an annual retainer of $8,000, plus a fee for meetings attended. During 2007, each non-employee director was paid $450 per regular and special meeting for directors’ meetings attended, $500 for each audit committee meeting attended (with the chairperson of the audit committee receiving $600), $500 for each compensation committee meeting attended, $250 for each nominating committee meeting attended, and $250 for each executive session attended. No employee directors were paid directors’ fees.

All non-employee directors also were awarded 1,000 restricted stock units upon their initial election to the board. The shares vested one-third on each anniversary date of the award. The vested shares were not transferable, however, until the third anniversary after such portion of the restricted stock units vests. The directors could, however, vote such shares after the date of the award and were entitled to all dividends attributable to such shares after the date of the award.

Each non-employee director who completed at least one full year of service as a director at the date of each annual meeting of shareholders of Former MidWestOne was granted stock options to purchase 1,000 shares of stock of Former MidWestOne at the fair market value of such shares on the date of grant. The date of grant was the same day as the date of the annual meeting of shareholders of Former MidWestOne. The stock options become vested and were exercisable thirty-three percent upon the first anniversary date of the grant of such options, sixty-six percent upon the second anniversary and one hundred percent upon the third anniversary. The director did not have the right to vote the shares represented by such options or to receive any dividends attributable to such shares until the director exercised of the options.

Former MidWestOne offered the option to the directors to defer receipt of all or a portion of the cash that would have been paid as directors’ fees. The deferred fees were invested by Former MidWestOne, and the director was an unsecured general creditor of Former MidWestOne. At the time the deferral election was made, the director specified the amount of the fees to be deferred and the duration of the deferral. The deferred fees were credited with interest at a rate established on an annual basis on the first day of the year based on the five-year corporate AAA bond rate as quoted in The Wall Street Journal.

The table below shows compensation information for 2007 for non-employee directors of Former MidWestOne as of December 31, 2007.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)	Option Awards(3)(4)	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings(5)	All Other Compensation	Total
Richard R. Donohue	$27,250	$6,357	$2,948	—	—	—	$36,555
Donald D. Hill	25,350	6,357	2,948	—	—	—	34,655
Barbara J. Kniff-McCulla	26,300	6,357	2,948	—	—	—	35,605
James G. Wake	27,050	6,357	2,948	—	—	—	36,355

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)	Option Awards(3)(4)	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings(5)	All Other Compensation	Total
Michael R. Welter	28,550	6,357	2,948	—	—	—	37,855
Robert D. Wersen	26,050	6,357	2,948	—	—	—	35,355
Edward C. Whitham	28,550	6,357	2,948	—	—	—	37,855
R. Scott Zaiser	26,050	6,357	2,948	—	—	—	35,355

(1)	Richard R. Donohue deferred all $27,250 of his director’s fees, and R. Scott Zaiser deferred $4,800 of his director’s fees pursuant to the Director Deferred Compensation Plan. Fees for all directors include a fee of $800 for each bank board meeting attended and $250 for each bank committee meeting attended.
(2)	Stock awards consist only of restricted stock units. Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by MidWestOne in 2007 for stock awards. The stock awards are subject to a vesting schedule whereby one-third of each award vests on the three anniversary dates of the date of grant. Additionally, the shares when issued may not be sold until the third anniversary of the date on which the shares vested. Dividends are paid on all shares commencing with any dividend paid after the grant of the award.
(3)	Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by MidWestOne in the year designated for option awards as determined pursuant to FAS 123R.
(4)	As of December 31, 2007, Richard R. Donohue had 8,346 outstanding stock options of which 6,265 are exercisable; James G. Wake had 8,828 outstanding stock options of which 6,747 were exercisable; Robert D. Wersen had 14,690 outstanding stock options of which 12,609 were exercisable; and R. Scott Zaiser had 7,786 outstanding stock options of which 5,705 were exercisable.
(5)	Amounts shown in the table reflect the excess earnings over the amount that would have been earned using the Applicable Federal Rate for the period. Commencing on January 1, 2007, amounts earned on deferred fees will be credited with interest at a rate established on an annual basis on the first day of the year based on the five-year corporate AAA bond rate as quoted in The Wall Street Journal.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Securities by Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2007, with respect to the common stock beneficially owned by each director and executive officer of Former MidWestOne, as of December 31, 2007, by all executive officers and directors as a group and by each shareholder known by Former MidWestOne to be the beneficial owner of more than five percent of the common stock as of December 31, 2007. These shares have been converted into shares of New MidWestOne pursuant to the terms of the Merger and each person’s ownership percentage in New MidWestOne has been diluted from the percentages reflected in the table.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Thomas W. Campbell(2)	39,053	1.0%
Richard R. Donohue(3)	9,455	*
Donal D. Hill(4)	14,408	*
Charles S. Howard(5)	259,288	6.9%
Barbara J. Kniff-McCulla(6)	2,727	*
Jerry D. Krause(7)	30,975	*
David A. Meinert(8)	117,197	3.1%
John P. Pothoven(9)	108,832	2.9%
James G. Wake(10)	10,941	*
Michael R. Welter(11)	8,683	*
Robert D. Wersen(12)	21,207	*
Edward C. Whitham(13)	9,654	*
R. Scott Zaiser(14)	7,408	*
Executive Officers and Directors as a group (13 persons)(15)	639,828	16.4%
MidWestOne Financial Group, Inc. Employee Stock Ownership Plan (ESOP)(16)(17)	419,856	11.3%
Jeffrey L. Gendell(18)	347,282	9.4%

*	Less than 1%.
(1)	Except as described in the following notes, each person or group owns the shares directly and has sole voting and investment power with respect to such shares (or, with respect to options, has the power to do so upon exercise). The shares listed include shares subject to options exercisable within sixty days of September 30, 2007. All ESOP share amounts disclosed in the footnotes to this table are as of December 31, 2007.
(2)	Resigned from Former MidWestOne effective December 31, 2007. Such shares include 2,000 shares owned jointly with his spouse, 23,393 shares subject to options, and 4,160 shares allocated to his ESOP account.
(3)	Such shares include 1,616 shares owned by his spouse, 34 shares held by a partnership, and 6,265 shares subject to options.
(4)	Such shares include 213 shares owned jointly with his spouse and 8,922 shares subject to options.
(5)	Such shares include 79,790 shares owned by his spouse, 3,500 shares owned jointly with his spouse, a total of 2,714 shares owned as custodian for his two children, 38,452 shares subject to options, and 40,478 shares allocated to his ESOP account. Excludes the remaining 379,378 ESOP shares with respect to which Mr. Howard shares dispositive power as an ESOP Administrator.
(6)	Such shares include 998 shares held in a trust and 729 shares subject to options.
(7)	Such shares include 1,300 shares held in an IRA, 4,599 shares held in his spouse’s IRA, 1,051 shares owned by his spouse as joint tenants with other family members, 19,015 shares subject to options, and 3,043 shares allocated to his ESOP account. This excludes the remaining 416,813 ESOP shares with respect to which Mr. Krause shares dispositive power as an ESOP Administrator.

(8)	Such shares include 34,588 shares owned jointly with his spouse, a total of 532 shares owned as custodian for his two minor children, 44,089 shares subject to options, and 37,488 shares allocated to his ESOP account. Excludes the remaining 382,368 ESOP shares with respect to which Mr. Meinert shares dispositive power as an ESOP Administrator.
(9)	Such shares include 15,789 shares held in an IRA, 28,875 shares subject to options, and 35,016 shares allocated to his ESOP account. Excludes the remaining 384,840 ESOP shares with respect to which Mr. Pothoven shares dispositive power as an ESOP Administrator.
(10)	Such shares include 223 shares owned by his spouse, 380 shares owned by a corporation of which Mr. Wake has control, and 6,747 shares subject to options.
(11)	Such shares include 4,484 shares owned jointly with his spouse, 655 shares held in an IRA, and 2,544 shares subject to options.
(12)	Such shares include 4,714 shares owned jointly with his spouse, 2,883 shares held in an IRA, and 12,609 shares subject to options.
(13)	Such shares include 570 shares held in a profit sharing plan, 183 shares held in an IRA, 578 shares held in his spouse’s IRA, 220 shares held in his spouse’s profit sharing plan, 297 shares held in his spouse’s money purchase pension plan, and 5,166 shares subject to options.
(14)	Such shares include 575 shares owned jointly with his spouse, 128 shares owned by a corporation of which Mr. Zaiser has control, and 5,505 shares subject to options.
(15)	Such shares include a total of 120,185 ESOP shares allocated to the accounts of directors and executive officers and a total of 207,111 shares subject to options.
(16)	Share amount shown represents beneficial ownership as of December 31, 2007. Former MidWestOne’s ESOP held shares of Former MidWestOne’s Common Stock pursuant to the terms of the ESOP. The Trustee of the ESOP, the Trust Department of MidWestOne Bank, had the power to dispose of ESOP shares in accordance with the terms of the ESOP and votes any unallocated ESOP shares at the direction of the Committee acting as ESOP Administrators. The ESOP Administrators were Jerry D. Krause, Howard G. Slagter, President of MidWestOne Insurance Services, Inc., Charles S. Howard, David A. Meinert, and John P. Pothoven. Shares allocated to participants’ accounts were voted by the respective participants. Shares not voted by a participant were voted by the Trustee in the same proportion as the shares for which signed proxy cards are returned by the other participants in the ESOP. The Trustee disclaims beneficial ownership of all of the shares, and the ESOP Administrators disclaim beneficial ownership of all shares other than those allocated to their respective accounts held by the ESOP. The amount of beneficial ownership shown for the ESOP included those shares allocated to accounts of executive officers of MidWestOne, which shares are also reflected in the individual’s respective beneficial ownership as indicated in the footnotes above.
(17)	The address of the ESOP Administrators is 222 First Avenue East, Oskaloosa, IA 52577.
(18)

Based on information provided in a Schedule 13G filed by Jeffrey L. Gendell, Tontine Overseas Associates, L.L.C., Tontine Financial Partners, L.P. and Tontine Management, L.L.C., 55 Railroad Avenue, 3rd Floor, Greenwich, CT 06830 with the Securities and Exchange Commission on October 17, 2007. Mr. Gendell indicates that he has sole voting and dispositive power over 54,000 shares and shared voting and dispositive power over the remaining 293,282 shares beneficially owned by Mr. Gendell.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2007 for (i) all compensation plans previously approved by Former MidWestOne’s shareholders and (ii) all compensation plans not previously approved by Former MidWestOne’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	418,532	14.88	325,005
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	418,532	14.88	325,005

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Loans to Officers and Directors and Other Transactions With Officers and Directors

During 2007, MidWestOne Bank made loans or loan commitments, in the ordinary course of business, to directors and officers of Former MidWestOne and to corporations or partnerships with which one or more of the officers or directors of Former MidWestOne were associated. In the opinion of management of Former MidWestOne, all such loans and loan commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

The Audit Committee of the Former MidWestOne pre-approved all related party transactions with the exception of loan arrangements, which were pre-approved by MidWestOne Bank’s board of directors.

Director Independence

All members of Former MidWestOne’s board of directors were “independent directors” under criteria established by the Securities and Exchange Commission and the Nasdaq Global Market, with the exception of Messrs. Howard, Meinert and Pothoven, each of whom was an employee of Former MidWestOne.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Former MidWestOne’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, and fees billed for other services rendered by KPMG LLP:

	2007	2006
Audit Fees(1)	$159,450	$125,000
Audit-related Fees(2)	76,800	11,500
Tax Fees(3)	35,000	25,000
All Other Fees(4)	—	—

Total	$271,250	$161,500

(1)	Audit Fees represent fees for professional services provided for the audit of Former MidWestOne’s annual financial statements and review of Former MidWestOne’s quarterly financial statements in connection with the filing of current and periodic reports.

(2)	Audit-related Fees represent assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Such services related primarily to the Former MidWestOne’s Form S-4.
(3)	Tax Fees represent fees for professional services related to tax compliance, which included preparation of tax returns, tax advice, and tax planning.
(4)	All other fees represent fees billed by the principal accountant for any other services.

Independence

The Audit Committee of Former MidWestOne considered whether the non-audit services provided by KPMG LLP to Former MidWestOne were compatible with maintaining the independence of KPMG LLP and concluded that the independence of KPMG LLP was not compromised by providing such services.

The Audit Committee of Former MidWestOne pre-approved all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for Former MidWestOne by its independent auditor prior to engagement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)1 and 2.	Financial Statements and Schedules

See Consolidated Financial Statements on pages F-1 through F-27.

Item 15(a)3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the “Index to Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Charles N. Funk	By:	/s/ David A. Meinert
	Charles N. Funk		David A. Meinert
	President and Chief Executive Officer		Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Name		Title

By:	/s/ Charles N. Funk Charles N. Funk	Director; President and Chief Executive Officer (principal executive officer)

By:	/s/ David A. Meinert David A. Meinert	Director; Executive Vice President—Chief Financial Officer and Treasurer (principal financial and accounting officer)

By:	/s/ W. Richard Summerwill W. Richard Summerwill	Chairman of the Board of Directors

By:	/s/ Charles S. Howard Charles S. Howard	Vice Chairman of the Board of Directors

By:	/s/ Richard R. Donohue Richard R. Donohue	Director

By:	/s/ Donna M. Katen-Bahensky Donna M. Katen-Bahensky	Director

By:	/s/ John S. Koza John S. Koza	Director

By:	/s/ Kevin W. Monson Kevin W. Monson	Director

By:	/s/ James G. Wake James G. Wake	Director

By:	/s/ Stephen L. West Stephen L. West	Director

By:	/s/ Robert D. Wersen Robert D. Wersen	Director

By:	/s/ R. Scott Zaiser R. Scott Zaiser	Director

Exhibit Index

Item	Description	Filed/Incorporated by Reference
2.1	Agreement and Plan of Merger dated September 11, 2007 between ISB Financial Corp. and MidWestOne Financial Group, Inc.	Incorporated by reference to Appendix A of the Joint Proxy Statement-Prospectus constituting part of MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc., filed with the Secretary of State of the State of Iowa on March 14, 2008	Incorporated by reference to Exhibit 3.3 to MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

3.2	Amended and Restated Bylaws of MidWestOne Financial Group, Inc.	Incorporated by reference to Exhibit 3.4 to MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

10.1	States Resources Corp. Loan Participation and Servicing Agreement, dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company (now known as MidWestOne Investment Group, Inc.).	Incorporated by reference to Exhibit 10.3.4 of MidwestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1999

Item	Description	Filed/Incorporated by Reference
10.2	Second Amended and Restated Credit Agreement, dated November 30, 2003, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2003

10.3	First Amendment to the Second Amended and Restated Credit Agreement, dated November 30, 2004, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2004

10.4	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 12, 2005, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2005

10.5	Third Amendment to the Second Amended and Restated Credit Agreement, dated March 3, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.6	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated April 28, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2006

10.7	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated November 27, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

Item	Description	Filed/Incorporated by Reference
10.8	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated April 30, 2007, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.8 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.10	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated June 30, 2007, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2007

10.11	Employment Agreement between Iowa State Bank & Trust Company and Charles N. Funk, dated January 1, 2001	Incorporated by reference to Exhibit 10.11 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.12	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and W. Richard Summerwill, dated January 1, 1998	Incorporated by reference to Exhibit 10.12 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.13	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Suzanne Summerwill, dated January 1, 1998	Incorporated by reference to Exhibit 10.13 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

Item	Description	Filed/Incorporated by Reference
10.14	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Charles N. Funk, dated November 1, 2001	Incorporated by reference to Exhibit 10.14 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.15	Amended and Restated Supplemental Retirement Agreement between Iowa State Bank & Trust Company and John S. Koza, dated January 1, 1998	Incorporated by reference to Exhibit 10.15 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.16	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Kent L. Jehle, dated January 1, 1998 as amended by the First Amendment to the Supplemental Retirement Agreement, dated January 1, 2003	Incorporated by reference to Exhibit 10.16 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.17	Second Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Kent L. Jehle, dated January 1, 2002	Incorporated by reference to Exhibit 10.17 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.18	First Amended and Restated ISB Financial Corp. Stock Option Plan	Incorporated by reference to Exhibit 10.18 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

Item	Description	Filed/Incorporated by Reference
10.19	MidWestOne Financial Group, Inc. Employee Stock Ownership Plan & Trust, as amended and restated	Incorporated by reference to Exhibit 10.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

10.20	Executive Deferred Compensation Agreement between Mahaska Investment Company (now known as MidWestOne Financial Group, Inc.) and David A. Meinert, dated January 1, 2003	Incorporated by reference to Exhibit 10.20 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.21	Amendment and Restatement of the Executive Salary Continuation Agreement between MidWestOne Financial Group, Inc. and David A. Meinert, dated July 1, 2004	Incorporated by reference to Exhibit 10.21 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.22	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles N. Funk, dated September 11, 2007	Incorporated by reference to Exhibit 10.22 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.23	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and David A. Meinert, dated September 11, 2007	Incorporated by reference to Exhibit 10.23 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.24	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Kent L. Jehle, dated September 11, 2007	Incorporated by reference to Exhibit 10.24 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

Item	Description	Filed/Incorporated by Reference
10.25	Letter Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and W. Richard Summerwill, dated September 11, 2007	Incorporated by reference to Exhibit 10.25 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.26	Letter Agreement among MidWestOne Financial Group, Inc., ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles S. Howard, dated September 11, 2007	Incorporated by reference to Exhibit 10.26 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.27	MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan	Incorporated by reference to Appendix F of the Joint Proxy Statement-Prospectus constituting part of MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

10.28	First Amended and Restated ISB Financial Corp. Stock Option Plan	Incorporated by reference to Exhibit 10.18 of MidWestOne Financial Group, Inc.’s Amendment No. 1 to Registration Statement on Form S-4/A (File No. 333-147628) filed with the SEC on January 14, 2008

10.29	MidWestOne Financial Group, Inc. 2006 Stock Incentive Plan	Incorporated by reference to MidWestOne Financial Group Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2006

Item	Description	Filed/Incorporated by Reference
10.30	Mahaska Investment Company 1998 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2.3 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1997

10.31	Mahaska Investment Company 1996 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2.2 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1996

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets:
Cash and due from banks	$25,620	20,279
Interest-bearing deposits in banks	508	447

Cash and cash equivalents	26,128	20,726

Investment securities (notes 2 and 10):
Available for sale, at fair value	76,046	70,743
Held to maturity (fair value of $10,658 in 2007 and $12,168 in 2006)	10,635	12,220
Loans, net of unearned discount (notes 3, 5 and 10)	536,051	503,832
Allowance for loan losses (note 4)	(5,348)	(5,693)

Net loans	530,703	498,139

Loan pool participations (note 6)	93,058	98,885
Premises and equipment, net (note 7)	13,927	12,327
Accrued interest receivable	7,582	6,587
Goodwill (note 8)	13,405	13,405
Other intangible assets (note 8)	876	1,128
Cash surrender value of Bank owned life insurance	8,087	7,798
Other real estate owned (note 3)	1,303	188
Other assets	2,711	2,765

Total assets	$784,461	744,911

Liabilities and Shareholders’ Equity:
Deposits (notes 2 and 9):
Demand	$65,492	64,291
Interest-bearing checking	74,433	65,482
Savings	107,644	101,443
Certificates of deposit	327,220	329,399

Total deposits	574,789	560,615
Federal funds purchased	35,725	465
Federal Home Loan Bank advances (note 10)	85,600	99,100
Notes payable (note 11)	—	4,050
Long-term debt (note 12)	15,464	10,310
Accrued interest payable	3,473	2,804
Other liabilities	4,855	5,034

Total liabilities	719,906	682,378

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of December 31, 2007 and 2006 (note 11)	24,564	24,564
Capital surplus	13,233	13,076
Treasury stock at cost, 1,209,124 and 1,197,418 shares as of December 31, 2007 and 2006, respectively	(17,450)	(17,099)
Retained earnings (note 19)	44,043	42,447
Accumulated other comprehensive income (loss)	165	(455)

Total shareholders’ equity	64,555	62,533

Total liabilities and shareholders’ equity	$784,461	744,911

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$38,640	33,897	26,518
Interest income and discount on loan pool participations	7,802	9,142	10,222
Interest on bank deposits	37	32	9
Interest on federal funds sold	62	84	13
Interest on investment securities:
Available for sale	3,266	2,809	2,829
Held to maturity	459	490	489

Total interest income	50,266	46,454	40,080

Interest expense:
Interest on deposits (note 9):
Interest-bearing checking	461	347	321
Savings	2,896	2,818	1,677
Certificates of deposit	16,359	11,880	7,891
Interest on federal funds purchased	491	418	272
Interest on Federal Home Loan Bank advances	4,584	4,446	3,933
Interest on note payable	308	373	583
Interest on long-term debt	1,251	927	749

Total interest expense	26,350	21,209	15,426

Net interest income	23,916	25,245	24,654
Provision for loan losses (note 4)	982	180	468

Net interest income after provision for loan losses	22,934	25,065	24,186

Noninterest income:
Deposit service charges	2,113	2,114	1,588
Other customer service charges and fees	813	716	721
Brokerage commissions	815	995	564
Insurance commissions	677	705	218
Data processing income	237	219	203
Mortgage origination fees	552	580	443
Increase in cash surrender value of Bank owned life insurance	344	328	389
Other operating income	340	483	274
Gains/(losses) on sale of available for sale securities (note 2)	49	(212)	28
Impairment losses on investment securities	(40)	—	—

Total noninterest income	5,900	5,928	4,428

Noninterest expense:
Salaries and employee benefits expense (notes 15 and 16)	12,401	12,546	10,830
Net occupancy expense	3,492	3,491	3,468
Professional fees	1,588	468	975
Data processing expense	410	656	451
Other intangible asset amortization	252	289	305
Other operating expense	4,276	4,009	3,386

Total noninterest expense	22,419	21,459	19,415

Income before income tax expense	6,415	9,534	9,199
Income tax expense (note 14)	2,153	3,093	3,111

Net income	$4,262	6,441	6,088

Net income per share - basic	$1.15	$1.74	$1.63

Net income per share - diluted	$1.14	$1.71	$1.59

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2004	24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	6,088	—	6,088
Unrealized losses arising during the year on securities available for sale, net of tax of $418	—	—	—	—	(687)	(687)
Less realized gains on securities available for sale, net of tax of $7	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	6,088	(708)	5,380

Dividends paid ($.68 per share)	—	—	—	(2,543)	—	(2,543)
Treasury stock reissued for the purchase of Cook (4,393 shares)	—	21	61	—	—	82
Stock options exercised (73,405 shares)	—	(160)	1,002	—	—	842
Treasury stock purchased (127,797 shares)	—	—	(2,374)	—	—	(2,374)
ESOP shares allocated	—	69	—	—	—	69

Balance at December 31, 2005	24,564	12,886	(16,951)	38,630	(743)	58,386

Comprehensive income:
Net income	—	—	—	6,441	—	6,441
Unrealized gains arising during the year on securities available for sale, net of tax of $171	—	—	—	—	155	155
Less realized losses on securities available for sale, net of tax of $79	—	—	—	—	133	133

Total comprehensive income	—	—	—	6,441	288	6,729

Dividends paid ($.71 per share)	—	—	—	(2,624)	—	(2,624)
Stock-based compensation	—	81	178	—	—	259
Stock options exercised (68,469 shares)	—	(16)	972	—	—	956
Treasury stock purchased (67,050 shares)	—	—	(1,298)	—	—	(1,298)
ESOP shares allocated	—	125	—	—	—	125

Balance at December 31, 2006	$24,564	13,076	(17,099)	42,447	(455)	62,533

Comprehensive income:
Net income	—	—	—	4,262	—	4,262
Unrealized gains arising during the year on securities available for sale, net of tax of $376	—	—	—	—	652	652
Less realized gains on securities available for sale, net of tax of $17	—	—	—	—	(32)	(32)

Total comprehensive income	—	—	—	4,262	620	4,882

Dividends paid ($.72 per share)	—	—	—	(2,666)	—	(2,666)
Stock-based compensation	—	204	(4)	—	—	200
Stock options exercised (33,544 shares)	—	(47)	482	—	—	435
Treasury stock purchased (45,000 shares)	—	—	(829)	—	—	(829)

Balance at December 31, 2007	$24,564	13,233	(17,450)	44,043	165	64,555

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$4,262	6,441	6,088

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,822	1,903	2,084
Provision for loan losses	982	180	468
(Gain) loss on sale of available for sale securities	(49)	212	(28)
Impairment losses on investment securities	40	—	—
Loss on sale of premises and equipment	(16)	—	13
Stock-based compensation	200	259	—
Excess tax benefits related to stock options	(31)	(88)	—
Amortization of investment securities and loan premiums	190	349	681
Accretion of investment securities and loan discounts	(103)	(85)	(86)
Deferred tax benefit	(203)	(346)	(352)
(Increase) decrease in other assets	(2,369)	524	(3,849)
Increase in other liabilities	340	2,222	1,142

Total adjustments	803	5,130	73

Net cash provided by operating activities	5,065	11,571	6,161

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	548	10,414	5,113
Proceeds from maturities	15,980	16,804	26,024
Purchases	(20,967)	(23,489)	(19,492)
Investment securities held to maturity:
Proceeds from maturities	1,572	736	973
Purchases	—	—	(4,806)
Net increase in loans	(33,478)	(69,846)	(34,797)
Purchases of loan pool participations	(35,577)	(40,071)	(51,058)
Principal recovery on sale of loan pool participations	740	4,763	12,387
Principal recovery on loan pool participations	40,664	39,993	40,603
Purchases of premises and equipment	(3,180)	(3,126)	(2,236)
Proceeds from sale of premises and equipment	26	—	197
Cash paid for the purchase of Cook	—	—	(136)

Net cash used in investing activities	(33,672)	(63,822)	(27,228)

Cash flows from financing activities:
Net increase in deposits	14,174	55,370	30,143
Net increase (decrease) in federal funds purchased	35,260	(7,110)	5,485
Federal Home Loan Bank advances	24,000	110,000	15,000
Repayment of Federal Home Loan Bank advances	(37,500)	(94,000)	(23,850)
Advances on note payable	1,500	450	2,600
Principal payments on note payable	(5,550)	(2,500)	(6,200)
Advances on long-term debt	15,464	—	—
Principal payments on long-term debt	(10,310)	—	—
Excess tax benefits related to stock options	31	88	—
Dividends paid	(2,666)	(2,624)	(2,543)
Purchases of treasury stock	(829)	(1,298)	(2,374)
Proceeds from stock options exercised	435	956	842
ESOP shares allocated	—	125	69

Net cash provided by financing activities	34,009	59,457	19,172

Net increase (decrease) in cash and cash equivalents	5,402	7,206	(1,895)
Cash and cash equivalents at beginning of year	20,726	13,520	15,415

Cash and cash equivalents at end of year	$26,128	20,726	13,520

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,681	20,077	14,830

Income taxes	$2,420	3,672	3,300

Acquisitions:
Treasury stock reissued for the purchase of Cook	$—	—	82

See accompanying notes to consolidated financial statements.

December 31, 2007, 2006, and 2005

1. Summary of Significant Accounting Policies

Nature of Operations

MidWestOne Bank (the “Bank”) engages in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, agricultural, real estate, and consumer loans, and trust services.

Since 1988, MidWestOne Financial Group, Inc. and subsidiaries (the “Company”), either directly or through the Bank, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the “Servicer”) from other financial institutions, the Federal Deposit Insurance Corporation (“FDIC”), or other sources. These loan pool investments are comprised of packages of loans previously made by financial institutions, which often include distressed or nonperforming loans, that have been sold at prices reflecting various discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer collects and remits these amounts, less servicing fees, to the participants.

Principles of Consolidation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles. The consolidated financial statements of the Company include its 100 percent owned subsidiaries, MidWestOne Bank, MidWestOne Investment Services, Inc. and Cook and Son Agency, Inc. All material intercompany transactions have been eliminated in consolidation.

Merger of Subsidiary Banks

Effective January 1, 2006, the Company’s subsidiary banks of MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, and MidWestOne Bank were merged into one state chartered bank with the name MidWestOne Bank. The new name better describes the Company’s focus, enhances the opportunity for local and regional growth and strengthens the overall corporate identity.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly sensitive to change relate to the allowance for loan losses and the carrying basis of the loan pool participations.

Cash and Due from Banks

The Company is required to maintain certain daily reserve balances on hand in accordance with federal banking regulations. The average reserve balances maintained in accordance with such regulations for the years ended December 31, 2007 and 2006 were $7,202,000 and $4,640,000, respectively.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in banks.

Investment Securities

The Company classifies investment securities based on the intended holding period. Securities which may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company’s asset-liability position are classified as available for sale. Securities held principally for the purpose of near-term sales are classified as trading. Securities the Company intends to hold until maturity are classified as held to maturity.

Investment securities available for sale are recorded at fair value. The aggregate unrealized gains and losses, net of the income tax effect, are recorded as a component of other comprehensive income until realized. Securities with unrealized losses are analyzed quarterly for other-than-temporary impairment. If a security is determined to have an other-than-temporary impairment, a loss is recognized on the consolidated statements of income and a new cost basis is established. Securities held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the level yield method over the remaining maturities of the securities.

Net gains or losses on the sales of securities are shown in the consolidated statements of income using the specific identification method and are recognized on a trade date basis.

Loans

Loans are stated at the principal amount outstanding, net of deferred loan fees and allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. Deferred loan fees are amortized using the level yield method over the remaining maturities of the loans.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. Interest income on nonaccrual loans is only recognized on a cash basis. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to timely payment of principal or interest.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All non-homogeneous loans are reviewed for impairment on an individual basis. All impaired loans, including nonaccrual loans and loans that are restructured in a troubled debt restructuring involving a modification of terms, are either measured at the present value of expected future cash flows discounted at the loan’s initial effective interest rate, the fair value of the collateral of an impaired collateral-dependent loan, or an observable market price, if one exists. If the measure of the impaired loan is less than the recorded investment in the loan, impairment will be recognized through the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes collectibility of the principal is unlikely.

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio on the balance sheet date. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the subsidiary bank to increase its allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

Loan Pool Participations

The Company has invested in participations in pools of loans acquired from the FDIC and other sources at substantial discounts. The pools consist of loans to borrowers located throughout the United States.

The Company carries its investment in the loan pools as a separate earning asset on the balance sheet. Principal or interest restructures, write-downs, or write-offs within the pools are not included in the Company’s disclosures for its loan portfolio. The loan pools are managed by a non-affiliated Servicer operating in Omaha, Nebraska.

Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Many of the pools consist of loans primarily secured by single-family, multi-family, and small commercial real estate. Some pools may consist of a large number of small consumer loans that are secured by other assets such as automobiles or mobile homes, while other pools may consist of small to medium balance commercial loans. Some may contain a mixture of various types of loans.

The Company invests in pools consisting of both performing loans and past-due nonperforming loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

Upon the acquisition of a participation interest in a loan pool, the Company assumes the risk of loss. The extent of such risk is dependent on a number of factors, including the Servicer’s ability to locate the debtors, the debtors’ financial condition, the possibility the debtor may file for protection under applicable bankruptcy laws, the Servicer’s ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

A cost “basis” is assigned to each individual loan acquired on a cents per dollar (discounted price) based on the Servicer’s assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.

Loan pool participations are shown on the Company’s balance sheet as a separate asset category. The original carrying value of the loan pool participations represents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the Servicer. The Company’s investment balance is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

Prior to January 1, 2005, the investment in loan pools was accounted for on a nonaccrual (or cash) basis. Beginning January 1, 2005, subsequent pools acquired are accounted for in accordance with the provisions of Statement of Position 03-3 (“SOP 03-3”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. No change is required for those pools acquired prior to December 31, 2004, and the accounting treatment utilized on those pools remains on the cash basis.

SOP 03-3 provides updated guidance on the accounting for purchased loans that show evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. SOP 03-3 generally requires that the excess of the estimated cash flows expected to be collected on the loan over the initial investment be accreted over the estimated remaining life of the loan. According to SOP 03-3, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan should be accounted for as a nonaccrual status applying the cash basis income recognition to the loan.

The Company has developed and implemented procedures to determine whether accretion of the discount (“accretable yield”) on the purchased loans in a pool is required under SOP 03-3. These procedures were applied to all loans acquired subsequent to January 1, 2005 (the adoption date for SOP 03-3) that had been held by the Servicer for at least six months as of December 31, 2007. Given the impaired nature of the loan pools typically purchased, the individual loans are evaluated for SOP 03-3 purposes by the end of a six-month window from the date of purchase. This provides time for the Servicer to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans are evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, for referred to legal counsel), frequency of payments made, collateral adequacy and the borrower’s financial condition. If all criteria for being able to reasonably estimate the amount and timing of cash flows are met, the individual loan will utilize the accounting treatment required by SOP 03-3 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash basis of accounting.

In the event that a prepayment is received on a loan accounted for under SOP 03-3, the accretable yield is recomputed and the revised amount accreted over the estimated remaining life of the loan on the level yield basis. If a loan subject to accretable yield under SOP 03-3 fails to make timely payments, it is subject to classification and an allowance for loss would be established. An allowance of $24,000 and $49,000 existed as of December 31, 2007 and 2006, respectively, related to loans subject to accretable yield.

Collection expenses incurred by the Servicer are netted against discount income. Discount income is added to interest income and reflected as one amount on the Company’s consolidated statements of income.

Interest income is only recognized when collected and actually remitted to the Company by the Servicer for those loans acquired prior to December 31, 2004, and for those loans subject to nonaccrual status in accordance with SOP 03-3. Many of the pools that have been purchased by the Servicer do not include purchased interest in the cost basis. Interest income collected by the Servicer is reflected in the Company’s consolidated financial statements as part of the interest income and discount on loan pool participations.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line or accelerated method over the estimated useful lives of the respective assets, which range from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.

Intangible Assets

Intangible assets consist of goodwill and other intangible assets. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. The Company assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. No impairment of goodwill has been recorded in 2007, 2006 or 2005.

Other intangible assets consist of core deposit premium and customer list intangible which are being amortized using the effective-yield method over 10 years. Annually, the Company reviews the core deposit premium and customer list intangible for events or circumstances that may indicate a change in the recoverability of the underlying basis. For the years ended December 31, 2007, 2006 and 2005, there were no events or circumstances that triggered an impairment against intangible assets.

Bank-Owned Life Insurance

The Company and its subsidiaries have purchased life insurance policies on the lives of certain officers. The one-time premiums paid for the policies, which equal the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income. The amount recorded on the consolidated balance sheets represents the accumulated cash surrender value, net of applicable surrender charges. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded as noninterest income.

Other Real Estate Owned

Other real estate owned represents property acquired through foreclosure or deeded to the Banks in lieu of foreclosure on real estate mortgage loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is carried at the lower of the cost of acquisition or fair value, less estimated costs of disposition. Reductions in the balance of other real estate at the date of acquisition are charged to the allowance for loan losses. Expenses incurred subsequent to the acquisition of the property and any subsequent write-downs to reflect current fair market value are charged as noninterest expense as incurred. Gains or losses on the disposition of other real estate owned are recognized in noninterest income or expense in the period in which they are realized.

Income Taxes

The Company files a consolidated federal income tax return. For state purposes, the Bank files a franchise return and the remaining entities file a consolidated income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” in June 2006. As a result of the implementation of FIN 48 on January 1, 2007, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of January 1, 2007 and December 31, 2007.

Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time. Unless included in assets available for sale, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sale activities.

Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimated fair values have been determined by the Company using the best available information and an estimation method suitable for each category of financial instruments.

Trust Department Assets

Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Company. Trust department assets totaled $37,070,000 and $39,072,000 as of December 31, 2007 and 2006, respectively.

Earnings per Share

Basic earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all potentially dilutive shares outstanding during the year. As of December 31, 2007, the Company had 266,511 common stock options outstanding that could potentially be dilutive in the future but are not included in the diluted earnings per share calculation because they are currently anti-dilutive. The following information was used in the computation of earnings per share on both a basic and diluted basis for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands, except per share amounts)
Basic EPS computation
Numerator:
Net income	$4,262	6,441	6,088

Denominator:
Weighted average shares outstanding	3,702	3,695	3,745

Basic EPS	$1.15	1.74	1.63

Diluted EPS computation
Numerator:
Net income	$4,262	6,441	6,088

Denominator:
Weighted average shares outstanding	3,702	3,695	3,745
Weighted average dilutive shares outstanding for stock options	34	70	78

	3,736	3,765	3,823

Diluted EPS	$1.14	1.71	1.59

Stock Incentive Plan

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. SFAS 123(R) requires that the cost resulting from share-based awards be recognized in the financial statements. The Company is utilizing the “modified prospective” transition method to measure the cost of the awards over the remaining vesting period for those options that had been granted prior to January 1, 2006 and were not fully vested as of that date. The expense is based on the fair value determined at the grant date.

Prior to adoption of SFAS 123(R), the Company applied APB Opinion No. 25 and related interpretations in accounting for share-based payments. Accordingly, no compensation cost was recognized in the financial statements for the share-based payments prior to January 1, 2006. Results for periods prior to January 1, 2006 have not been restated.

Had compensation cost for the Company’s stock incentive plan been determined in accordance with SFAS 123(R), the Company’s net income and earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)	2005
Net income:
As reported	$6,088
Compensation expense that would have been recorded under SFAS No. 123(R), net of tax	$341

Net income as adjusted	5,747

Earnings per share:
As reported—basic	$1.63
As reported—diluted	1.59
Pro forma—basic	1.54
Pro forma—diluted	1.54

Concentrations of Credit Risk

The Company originates real estate, consumer, agricultural and commercial loans primarily in its eastern and southeast Iowa market areas and adjacent counties. Although the Company has a diversified portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market areas.

Merger with ISB Financial Corp.

On September 1, 2007, the Company entered into a definitive merger agreement with ISB Financial Corp. (“ISBF”) of Iowa City, Iowa. The merger is characterized as a “merger-of-equals” with the combined entity operating under the name of MidWestOne Financial Group, Inc. The agreement provides for a tax-free merger of the Company with and into ISBF whereby existing shareholders of the Company will receive .95 shares of ISBF for each share of the Company they hold. A joint proxy statement-prospectus for a special meeting of shareholders of the Company dated January 22, 2008 was provided to shareholders. The merger was approved by the shareholders of the Company at the special meeting held March 7, 2008, and was consummated on March 14, 2008.

2. Investment Securities

A summary of investment securities by type as of December 31, 2007 and 2006, follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available for Sale:
U.S. government agency securities	$27,382	534	14	27,902
Mortgage-backed securities	14,404	1	310	14,095
Obligations of states and political subdivisions	24,305	202	118	24,389
Corporate debt securities	2,526	8	11	2,523

Total debt securities	68,617	745	453	68,909
Federal Home Loan Bank stock	6,285	—	—	6,285
Other equity securities	880	13	41	852

Total	$75,782	758	494	76,046

Investment Securities Held to Maturity:
Mortgage-backed securities	$115	3	—	118
Obligations of states and political subdivisions	10,520	41	21	10,540

Total	$10,635	44	21	10,658

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available for Sale:
U.S. government agency securities	$23,837	102	163	23,776
Mortgage-backed securities	16,915	1	750	16,166
Obligations of states and political subdivisions	17,114	130	113	17,131
Corporate debt securities	7,486	2	52	7,436

Total debt securities	65,352	235	1,078	64,509
Federal Home Loan Bank stock	5,439	—	—	5,439
Other equity securities	685	111	1	795

Total	$71,476	346	1,079	70,743

Investment Securities Held to Maturity:
Mortgage-backed securities	$129	1	—	130
Obligations of states and political subdivisions	12,091	66	119	12,038

Total	$12,220	67	119	12,168

During the year ended December 31, 2007 the Company incurred an other-than-temporary loss of $40,000. During the years ended December 31, 2006, and 2005, the Company incurred no other–than-temporary impairment losses on securities available for sale.

The following table summarizes the amount of unrealized losses, defined as the amount by which amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the Company’s securities portfolio as of December 31, 2007 and 2006. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2007 and 2006. All of the investments held by the Company as of December 31, 2007 and 2006, that had unrealized losses for a period of less than twelve months were due to the increased rates being offered on similar investment securities.

Various types of investment securities held by the Company as of December 31, 2007 had unrealized losses for a period greater than twelve months. The unrealized loss for U.S. government agencies and mortgage-backed securities primarily relates to nineteen securities issued by FNMA, FHLB and FHLMC. The unrealized losses reported for obligations of states and political subdivisions relates primarily to fifty-four securities issued by various Iowa communities and entities. Nine corporate debt securities and one equity security had unrealized losses for a period of greater than twelve months. Management does not believe that any remaining individual unrealized loss for a period greater than twelve months as of December 31, 2007 represents other-than-temporary impairment. The unrealized losses in the debt securities are the result of changes in interest rates and are not related to credit downgrades of the securities. The Company has the ability and intent to hold the securities contained in the table for a time necessary to recover its amortized cost.

Various types of investment securities held by the Company as of December 31, 2006 had unrealized losses for a period greater than twelve months. The unrealized loss for U.S. government agencies and mortgage-backed securities primarily relates to twenty-four securities issued by Farm Credit Services, FNMA, FHLB and FHLMC. The unrealized losses reported for obligations of states and political subdivisions relates primarily to thirteen securities issued by various Iowa communities and entities. Six corporate debt securities and one equity security had unrealized losses for a period of greater than twelve months. Management does not believe that any remaining individual unrealized loss for a period greater than twelve months as of December 31, 2006 represents other-than-temporary impairment. The unrealized losses in the debt securities are the result of changes in interest rates and are not related to credit downgrades of the securities. The Company has the ability to hold the securities contained in the table for a time necessary to recover its amortized cost.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007	(in thousands)
U.S. government agency securities	$2,358	1	2,984	13	5,342	14
Mortgage-backed securities	—	—	14,071	310	14,071	310
Obligations of states and political subdivisions	5,549	87	8,263	52	13,812	139
Corporate debt securities	533	1	987	10	1,520	11
Equity securities	159	41	—	—	159	41

Total temporarily impaired securities	$8,599	130	26,305	385	34,904	515

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006	(in thousands)
U.S. government agency securities	$3,962	14	10,745	149	14,707	163
Mortgage-backed securities	—	—	16,124	750	16,124	750
Obligations of states and political subdivisions	6,142	70	10,869	162	17,011	232
Corporate debt securities	—	—	6,441	52	6,441	52
Equity securities	—	—	2	1	2	1

Total temporarily impaired securities	$10,104	84	44,181	1,114	54,285	1,198

Proceeds from the sale of investment securities available for sale during 2007, 2006, and 2005 were $548,000, $10,414,000, and $5,113,000, respectively. Gross gains and losses realized on the sale of investment securities available for sale for the years ended December 31 were as follows:

	2007	2006	2005
	(in thousands)
Realized gains	$49	1	82
Realized losses	—	(213)	(54)

Total	$49	(212)	28

As of December 31, 2007 and 2006, investment securities with carrying values of approximately $6,105,000 and $8,701,000 respectively, were pledged as collateral to secure public fund deposits and for other purposes required or permitted by law. Public funds approximated $33,372,000 and $41,968,000 at December 31, 2007 and 2006, respectively.

The amortized cost and approximate fair value of investment securities as of December 31, 2007, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Investment Securities Available for Sale:
Due in 1 year or less	$5,464	5,445
Due after 1 year through 5 years	37,179	37,250
Due after 5 years through 10 years	18,425	18,678
Due after 10 years	7,549	7,536

Total	$68,617	68,909

Investment Securities Held to Maturity:
Due in 1 year or less	$906	903
Due after 1 year through 5 years	7,725	7,738
Due after 5 years through 10 years	1,889	1,899
Due after 10 years	115	118

Total	$10,635	10,658

3. Loans

A summary of the respective loan categories as of December 31, 2007 and 2006, follows:

	2007		2006
(dollars in thousands)	Amount	%	Amount	%
Real estate loans	$346,219	64.6%	332,534	66.0%
Commercial loans	99,416	18.5	89,326	17.7
Agricultural loans	75,121	14.0	66,393	13.2
Loans to individuals	15,295	2.9	15,579	3.1

Total	$536,051	100.0%	503,832	100.0%

Total nonperfoming loans and assets at December 31, 2007 and 2006, were:

	2007	2006
	(in thousands)
Impaired loans:
Nonaccrual	$2,051	727
Restructured	—	2,014

Total impaired loans	2,051	2,741
Loans past due 90 days and more	1,550	3,060

Total nonperforming loans	3,601	5,801
Other real estate owned	1,303	188

Total nonperforming assets	$4,904	5,989

The average balances of nonperforming loans for the years ended December 31, 2007 and 2006, were $5,047,000 and $3,472,000, respectively. The allowance for credit losses related to nonperforming loans at December 31, 2007 and 2006, was $167,000 and $350,000, respectively. Nonperforming loans of $1,798,000 and $2,213,000 at December 31, 2007 and 2006, respectively, were not subject to a related allowance for credit losses because of the net realizable value of loan collateral, guarantees and other factors. As of December 31, 2007, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans. The effect of nonaccrual and restructured loans on interest income for each of the three years ended December 31, 2007, 2006, and 2005 was:

	2007	2006	2005
	(in thousands)
Interest income:
As originally contracted	$302	395	377
As recognized	52	199	24

Reduction of interest income	$250	196	353

4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$5,693	5,011	4,745
Provision for loan losses	982	180	468
Recoveries on loans previously charged off	44	1,062	263
Loans charged off	(1,371)	(560)	(465)

Balance at end of year	$5,348	5,693	5,011

5. Loans to Related Parties

Certain directors and officers of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. The loan activity of this group, including loans as of December 31, 2007, 2006 and 2005, was as follows:

	2007	2006	2005
	(in thousands)
Aggregate balance at beginning of year	$5,650	5,932	8,047
Advances	19,820	15,629	7,064
Payments	19,797	15,911	9,179

Aggregate balance at end of year	$5,673	5,650	5,932

6. Loan Pool Participations

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$98,885	103,570	105,502
Purchases	35,577	40,071	51,058
Principal payments	(38,115)	(42,173)	(50,506)
Net charge-offs	(3,289)	(2,583)	(2,484)

Balance at end of year	$93,058	98,885	103,570

Total face value at end of year	$163,505	146,529	150,556

The Company evaluated all loans purchased after January 1, 2005 under the SOP 03-3 criteria and determined that certain loans did not meet the criteria for level-yield income recognition required by SOP 03-3. The outstanding balance of those loans was $52,525,000 and $44,816,000 with a carrying value of $31,165,000 and $31,088,000 as of December 31, 2007 and 2006, respectively. Additionally, the Company purchased $59,310,000 in loans during the third and fourth quarters of 2007 that were in the process of being evaluated under SOP 03-3 as of December 31, 2007 in accordance with the Company’s accounting policy on loan pool participations.

The outstanding balances and carrying values as of December 31 of the loans purchased after January 1, 2005 that met the level-yield income recognition criteria under SOP 03-3 are as follows:

	2007	2006	2005
	(in thousands)
Agricultural	$72	75	—
Commercial	419	570	530
Real estate:
1-4 family residences	298	322	340
Agricultural	289	288	295
Land development	4	7	10
Multifamily residences	281	—	—
Commercial	4,620	4,266	1,378

Total real estate	5,492	4,883	2,023

Loans to individuals	32	1	—

Outstanding balance	$6,015	5,529	2,553

Carrying amount, net of allowance of $24, $49 and $10	$5,618	5,023	2,220

Changes in accretable yield on the loans purchased after January 1, 2005 that met the level-yield income recognition criteria under SOP 03-3 were as follows:

	Accretable Yield
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$1,564	758	—
Additions	853	977	793
Accretion	(771)	(359)	(56)
Reclassifications (to)/from nonaccretable difference	(171)	188	21

Balance at end of year	$1,475	1,564	758

Cash flows expected to be collected at acquisition	$11,147	4,477	3,075
Basis in acquired loans at acquisition	8,524	3,500	2,282

7. Premises and Equipment

A summary of premises and equipment as of December 31, 2007 and 2006 was as follows:

	2007	2006
	(in thousands)
Land and improvements	$2,410	2,410
Building and improvements	13,061	10,997
Leasehold improvements	1,948	1,634
Premises leased under capital leases	913	913
Furniture and equipment	12,895	12,184

Total premises and equipment at cost	31,227	28,138
Less accumulated depreciation	17,300	15,811

Total	$13,927	12,327

Depreciation and amortization expense was $1,554,000, $1,598,000 and $1,687,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

Capital Lease

At December 31, 2007, the Company was obligated under a capital lease for the new bank premises location in Davenport, Iowa. This lease has a term through July 2018 and provides a bargain purchase option on the leased property at the expiration of the lease period. The present value of the related lease payments is recorded in other liabilities. The following is an analysis of leased property under capital leases:

	Asset Balance at December 31,
	2007	2006
Bank building	$913	913
Less: Accumulated amortization	(23)	(10)

Unamortized balance	$890	903

The following summary reflects the future minimum rental payments, by year, required under the capital lease agreement together with the present value of the net minimum lease payments as of December 31, 2007:

Year ending December 31,	(in thousands)
2008	$78
2009	78
2010	81
2011	84
2012	84
2013 and thereafter	493

Total payments required	898
Less: Amount representing interest	224

Present value of net minimum lease payments	$674

8. Goodwill and Other Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2007 and 2006 is presented in the table below. Amortization expense for intangible assets was $252,000, $289,000, and $305,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Other intangible assets:
Core deposit premium	$3,281	2,871	3,281	2,716
Customer list intangible	$786	320	786	223

Total	$4,067	3,191	4,067	2,939

Unamortized intangible assets		876		1,128

Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense for amortizing intangible assets for each of the years ended December 31:

	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
2008	$156	87	243
2009	127	79	206
2010	41	71	112
2011	41	62	103
2012	41	54	95
Thereafter	4	113	117

9. Deposits

The scheduled maturities of certificate of deposit accounts are as follows as of December 31, 2007:

(in thousands)
2008	$252,475
2009	62,502
2010	4,990
2011	1,412
2012	2,734
Thereafter	3,107

Total	$327,220

Time deposits in excess of $100,000 approximated $73,528,000 and $73,824,000 as of December 31, 2007 and 2006, respectively. Interest expense on such deposits for the years ended December 31, 2007, 2006, and 2005 was approximately $4,020,000, $2,521,000, and $1,486,000, respectively.

10. Federal Home Loan Bank Advances

At December 31, 2007 and 2006, Federal Home Loan Bank (FHLB) advances consisted of the following:

	2007	Weighted- Average interest rate	2006	Weighted- Average interest rate
	(in thousands)
Maturity in year ending:
2007	—	—	27,500	4.78%
2008	$24,600	4.83%	26,600	4.85
2009	35,700	4.86	22,700	4.86
2010	20,000	5.12	17,000	5.16
2011	5,000	5.02	5,000	5.02
Thereafter	300	5.97	300	5.97

Total	$85,600	4.92	99,100	4.90

Many of the advances listed above have call provisions which allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. As of December 31, 2007, the Company had advances from the FHLB with the following call features:

Callable Quarterly in year 2008
(in thousands)
Year of Maturity
2009	$500
2010	6,000

Total	$6,500

Advances from the FHLB are secured by stock in the FHLB. In addition, the Bank has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans, certain commercial real estate loans, certain agricultural real estate loans, and certain investment securities totaling $213,569,000 and $213,521,000 as of December 31, 2007 and 2006, respectively.

11. Notes Payable

As of December 31, 2006, the notes payable balance consisted of $1,050,000 in advances on the revolving line and $3,000,000 on a term note with Harris N.A. Both notes have a variable interest rate at 0.60 percent below the lender’s prime rate. Interest is payable quarterly. No balance was outstanding on either note as of December 31, 2007. During 2007, the interest rate ranged from 7.15 percent to 7.65 percent. During 2006, the interest rate ranged from 6.65 percent to 7.65 percent. As of December 31, 2006, the interest rate on the notes payable was 7.65 percent. The weighted average interest paid on the notes payable for the years ended December 31, 2007, 2006, and 2005 was 7.00 present, 7.63 percent, and 5.83 percent, respectively.

Both notes are secured by all of the common stock of the subsidiaries. The revolving line of credit has a maximum limit of $5,000,000 and matures June 30, 2008.

The Company was in default as defined by the loan agreement, as of December 31, 2007. The Company did not meet the net income requirement for the six month period ended December 31, 2007. Actual net income for the six month period was $1,499,000 compared with the $1,800,000 required per the loan agreement. The Company incurred $702,000 of extraordinary expense, related to the merger with ISB Financial Corp., during the same 6 month period. Subsequent to December 31, 2007 the lender agreed to waive the noncompliance default on the loan agreement.

12. Long-term Debt

On September 20, 2007, the Company obtained $15,464,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 35 year maturity, does not require any principal amortization and is callable in five years at par at the issuer’s option. The interest rate is fixed on $7,732,000 of the issuance and variable on the remaining $7,732,000 of the issuance. The fixed interest rate is at 6.48 percent and the variable rate is based on the three month LIBOR rate plus 1.59 percent, with interest payable quarterly. Beginning on December 15, 2012 the interest rate on the entire balance of the debt is variable based on the three month LIBOR rate plus 1.59 percent. At December 31, 2007 the interest rate was at 6.53 percent. During the year the interest rate ranged from 6.53 percent to 6.88 percent.

On June 20, 2002, the Company obtained $10,310,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 30 year maturity, does not require any principal amortization and is callable in five years at par at the issuer’s option. The interest rate is variable based on the three month LIBOR rate plus 3.65 percent, with interest payable quarterly. During the year 2007, the interest rate ranged from 8.89 percent to 9.01 percent. The issuance was paid in full during 2007. As of December 31, 2006, the interest rate was 9.16 percent. During the year 2006, the interest rate ranged from 7.80 percent to 9.16 percent. The weighted average interest paid on the trust preferred for the years ended December 31, 2007, 2006, and 2005 was 8.98 percent, 8.99 percent, and 7.26 percent, respectively.

13. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments as of December 31, 2007 and 2006, were as follows:

2007	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$25,620	25,620
Interest-bearing deposits with banks	508	508
Investment securities	86,681	86,704
Loans, net	530,703	532,537
Loan pool participations	93,058	93,058
Cash surrender value of life insurance	8,087	8,087
Accrued interest receivable	7,582	7,582

Financial liabilities:
Deposits	$574,789	575,868
Federal funds purchased	35,725	35,725
Federal Home Loan Bank advances	85,600	86,701
Long-term debt	15,464	15,430
Accrued interest payable	3,473	3,473

2006	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$20,279	20,279
Interest-bearing deposits with banks	447	447
Investment securities	82,963	82,911
Loans, net	498,139	493,944
Loan pool participations	98,885	98,885
Cash surrender value of life insurance	7,798	7,798
Accrued interest receivable	6,587	6,587

Financial liabilities:
Deposits	$560,615	560,669
Federal funds purchased	465	465
Federal Home Loan Bank advances	99,100	98,856
Notes payable	4,050	4,050
Long-term debt	10,310	10,310
Accrued interest payable	2,804	2,804

The recorded amount of cash and due from banks, interest-bearing deposits with banks and accrued interest receivable and payable approximates fair value due to the short-term nature of these instruments.

The estimated fair value of investment securities has been determined using available quoted market prices.

Loans have been valued using a present value discounted cash flow with a discount rate approximating the current market rate for similar loans.

The recorded amount of the loan pool participations approximates fair value due to the characteristics of the loan pool participations. Any additional value attained in the loan pool participations over purchase cost is directly attributable to the expertise of the Servicer to collect a higher percentage of the contract value of loans in the pools over the discounted purchase price.

Deposit liabilities with no stated maturities have an estimated fair value equal to the recorded balance. Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market rate for similar deposits. The fair value estimate does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The Company believes the value of these depositor relationships to be significant.

The recorded amount of federal funds purchased approximates fair value due to the short-term nature of these instruments.

The estimated fair value of the Federal Home Loan Bank advances was determined using a present value discounted cash flow with a discount rate approximating the current market rate for similar borrowings.

The recorded amount of the notes payable approximates fair value as a result of the variable nature of these instruments.

The variable rate portion of recorded amount of the long-term debt approximates fair value due to the variable nature of this instrument. The fixed rate portion of long-term debt approximate fair value was determined using a present value discounted cash flow with a discount rate approximating the current market rate for similar borrowings.

14. Income Taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005, is as follows:

2007	Federal	State	Total
	(in thousands)
Current	$1,996	360	2,356
Deferred	(215)	12	(203)

Total	$1,781	372	2,153

2006	Federal	State	Total
	(in thousands)
Current	$2,971	463	3,434
Deferred	(309)	(32)	(341)

Total	$2,662	431	3,093

2005	Federal	State	Total
	(in thousands)
Current	$3,017	446	3,463
Deferred	(325)	(27)	(352)

Total	$2,692	419	3,111

Income tax expense differs from the amount computed by applying the United States federal income tax rate of 34 percent in 2007, 2006, and 2005, to income before income tax expense. The reasons for these differences are a follows:

	2007	2006	2005
	(in thousands)
Provision at statutory rate	$2,181	3,242	3,127
State franchise tax (net of federal tax benefit)	245	285	276
Nontaxable interest income	(449)	(340)	(267)
Life insurance cash value increase	(98)	(94)	(113)
Non-deductible merger expenses	239	—	—
Other, net	35	—	88

Total	$2,153	3,093	3,111

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,791	2,957
Deferred compensation	961	820
Nonaccrual interest lost	56	—
Impairment losses on investment securities	14	—
Net operating loss	1,739	1,426
Other liabilities	59	—
Unrealized loss on available for sale securities	—	277
Valuation allowance	(1,752)	1,426

Gross deferred tax assets	3,868	4,054

Deferred tax liabilities:
Depreciation and amortization	(234)	(386)
Federal Home Loan Bank stock	(109)	(109)
Premium amortization	(910)	(727)
Deferred loan fees	(6)	(8)
Purchase accounting adjustments	(437)	(514)
Prepaid expenses	(89)	(92)
Unrealized gain on available for sale securities	(99)	—
Other	—	(61)

Gross deferred tax liabilities	(1,884)	(1,897)

Net deferred tax asset	$1,984	2,157

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss and capital loss carry forwards. The net operating loss carry forwards will expire, if not utilized, between 2008 and 2022. The capital loss carry forward expires in 2012. The Company has recorded a valuation allowance to reduce the net operating loss and capital loss carry forwards. At December 31, 2007 and 2006, the Company believes it is more likely than not that the Iowa net operating loss carry forward in 2007 compared with 2006 reflects the additional Iowa income tax net operating loss generated during 2007 less any expiring carry forward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As a result of the implementation of FIN 48 on January 1, 2007, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no unrecognized tax benefits on January 1, 2007 and December 31, 2007. No interest or penalties on these unrecognized tax benefits has been recorded.

15. Stock Incentive Plan

The Company adopted SFAS No. 123(R) “Share-Based Payment” (SFAS No.123(R)) on January 1, 2006. SFAS No. 123(R) requires that the cost resulting from stock option awards be recognized in the financial statements. The Company is utilizing the “modified prospective” transition method to measure the cost of the awards over the remaining vesting period for those options that had been granted prior to January 1, 2006 and were not fully vested as of that date. The expense is based on the fair value determined at the grant date. Prior to the adoption of SFAS No. 123(R), the Company applied APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost was recognized in the financial statements for the shared-based payments granted prior to January 1, 2006.

The Company’s 1998 Stock Incentive Plan reserved up to 550,000 shares of common stock for issuance pursuant to options or other awards which may be granted to officers, key employees and certain non-employee directors of the Company. The compensation committee of the Company’s board of directors determines the award of options. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options’ maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. No awards were granted pursuant to the 1998 Plan in 2006 or 2007. As of December 31, 2007, the Company had a total of 103,380 shares available for future grants under the 1998 Stock Incentive Plan.

The Company’s 2006 Stock Incentive Plan was approved at the annual meeting of shareholders on April 28, 2006. The 2006 Plan reserves up to 250,000 shares of common stock for issuance pursuant to options and restricted stock units which may be granted to officers and key employees of the Company as determined by the compensation committee of the board of directors. The plan also provides that each non-employee director of the Company be awarded 1,000 stock options as of the date of each annual meeting of shareholders of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options’ maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. The plan also provides that 1,000 shares of restricted stock are awarded to existing non-employee directors of the Company upon the adoption of the plan. Any non-employee director subsequently elected to the board will be awarded 1,000 restricted shares of stock upon their initial election to the board of directors. The restricted stock units awarded to non-employee directors will vest thirty-three percent upon the first anniversary of the date of grant, an additional thirty-three percent upon the second anniversary of the date of grant and the remaining thirty-four percent upon the third anniversary of the date of grant. Each portion of the restricted shares will not, however, be transferable until the third anniversary after such portion vests.

On April 26, 2007, the eight existing non-employee directors were awarded 8,000 stock options at the exercise price of $17.15, which was the closing stock price on the date of grant. The fair value of each stock option of $2.20 was estimated on the date of grant using the Black-Scholes model. The expected dividend yield of 3.82 percent was calculated based on the historical annual dividends paid by the Company and the average closing stock price for the 60 month-ends preceding the date of grant. Expected volatility of 16.1 percent was based on historical volatility of the Company’s stock price over the past five years preceding the date of grant. Historical experience was utilized to determine the expected life of the stock options, which is 5.0 years. The risk-free interest rate of 4.59 percent used was the rate on a 5 year Treasury bond as of the grant date. All inputs into the Black-Scholes model are estimates at the time of grant. Actual results in the future could differ from these estimates, however such results would not impact future reported net income. Compensation expense related to the options awarded is based on the fair value of the options and is expensed on a straight-line basis over the three-year vesting period of the options. The following assumptions were used for the grants in 2007, 2006 and 2005:

	2007	2006	2005
Assumptions:
Risk-free interest rate	4.60%	4.90%	4.23%
Expected option life	5	5	5
Expected volatility	16.10%	16.90%	20.80%
Dividend yield	3.82%	3.92%	4.28%

As of December 31, 2007, the Company had $53,000 of total unrecognized compensation expense related to the unvested stock options. This expense is expected to be recognized over a weighted-average period of 18 months.

During the year 2007 a total of 33,544 options were exercised. The weighted-average exercise price of these options was $12.04 and the intrinsic value totaled $213,000.

A summary of stock option activity is presented in the following table:

	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at beginning of year	501,556	$17.05	571,732	$16.56	598,719	$15.80
Granted	8,000	17.15	8,000	19.07	62,523	17.56
Exercised	33,544	12.04	68,469	12.69	73,405	10.73
Forfeited	57,480	19.53	9,707	20.41	16,105	19.28

Outstanding at end of year	418,532	$14.88	501,556	$17.05	571,732	$16.56

Options exercisable at year end	391,627	$17.07	435,828	$16.75	440,179	$15.79
Weighted-average fair value of options granted during the year		$2.20		$2.64		$2.53

As of December 31, 2007, exercisable stock options had a weighted-average remaining contractual term of 5.41 years, a weighted-average exercise price of $17.07 and aggregate intrinsic value of $474,000.

In accordance with the provisions of the 2006 Stock Incentive Plan, the Company issued 1,000 restricted stock units to each of the eight non-employee directors of the Company as of the date of adoption of the plan on April 28, 2006. A total of 8,000 restricted stock units were issued from shares held in treasury at the current market price of $19.07 per share. The vesting and terms of these restricted stock units is discussed previously in the description of the 2006 Stock Incentive Plan. The total share-based compensation amount related to the issuance of these restricted stock units was $153,000. This amount is recognized as share-based compensation expense on a straight-line basis over the 3 years from the date of issuance to coincide with the vesting schedule of these restricted stock units. Unrecognized compensation cost of the restricted stock units was $68,000 as of December 31, 2007 that will be recognized over the remaining 16 months of the vesting period. No additional restricted stock units were issued to the non-employee directors of the Company during 2007.

The compensation committee of the Company’s board of directors awarded 4,625 shares of restricted stock to officers of the Company as of the close of business December 29, 2006, pursuant to the 2006 Stock Incentive Plan. The award price was $19.94 per share based on the closing market price of the Company’s common stock on that date. The awards will vest ratably over a period of four years. Unrecognized compensation cost related to the 4,625 shares of restricted stock was $69,000 as of December 31, 2007. This amount will be recognized over the remaining 36 months of the vesting period. During 2007 250 shares of restricted stock were forfeited. No additional restricted stock was awarded during 2007.

A total of 8,000 shares were utilized for stock option awards in 2007. As of December 31, 2007, the Company had a total of 221,625 shares available for future grants under the 2006 Stock Incentive Plan.

Total compensation expense recognized under share-based payment arrangements for the years ended December 31, 2007 and 2006 was $200,000 and $259,000, respectively. The amount of related income tax benefit for the year ended December 31, 2007 and 2006 was $33,000 and $23,000, respectively.

The Company has a policy of utilizing treasury stock to satisfy share option exercises and the award of restricted stock units. As of December 31, 2007, the Company held 1,209,124 shares in treasury. The Company has periodically repurchased shares on the open market for the treasury.

16. Employee Benefit Plans

The Company maintains an employee stock ownership plan (“ESOP”) covering substantially all employees meeting minimum age and service requirements. Contributions are determined by the board of directors of each subsidiary. Contributions relating to the plan were $241,000, $247,000, and $318,000 for 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006 the ESOP owned 419,859 and 484,190 shares of the Company’s common stock, respectively. The reduction in shares owned by the ESOP as of December 31, 2007 compared to December 31, 2006 reflects the distribution of shares to retiring and terminated employees during the year. The Company’s ESOP was leveraged until all debt was repaid on September 28, 2006. As of December 31, 2007 and 2006 there was no outstanding debt related to the ESOP and there was no shares unallocated to the participants. The release of shares to be allocated to the participants was based on the proportionate reduction in principal paid during the period as a percentage of the principal amount of the debt as of the beginning of each year. The amount of expense recognized on the allocation of shares to the participants was $0, $125,000 and $69,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has a 401(K) plan for its employees whereby the Company matches 50 percent of employee contributions up to a maximum employee contribution of 6 percent of compensation, subject to Internal Revenue Code limitations. Contributions relating to the plan were $235,000 in 2007, $215,000 in 2006, and $193,000 in 2005.

The Company has also provided deferred compensation plans to certain executive officers, which provide for a series of payments to be made for a period of 10 or 15 years beginning at age 65. The present value of the future payments is being accrued over the respective employees remaining active service periods. The total expense related to these plans was $211,000, $226,000, and

$321,000, for the years ended December 31, 2007, 2006, and 2005, respectively. The total deferred compensation liability was $2,032,000 and $1,860,000 as of December 31, 2007 and 2006, respectively.

17. Regulatory Capital Requirements

The Company is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2007 and 2006, the Company and its subsidiary bank were well capitalized under the regulatory framework, based on the most recent notifications from the regulatory agencies. At December 31, 2007 there are no conditions or events since the notifications that management believes have changed the institution’s category. The Company’s and its bank subsidiary’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum for Catital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$73,055	11.8%	$49,537	8.0%	N/A	N/A
MidWestOne Bank	66,641	10.9	49,061	8.0	$61,326	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$62,637	10.1%	$24,769	4.0%	N/A	N/A
MidWestOne Bank	59,159	9.6	24,530	4.0	$36,796	6.0%
Tier 1 capital (to average assets):
Consolidated	$62,637	8.3%	$22,691	3.0%	N/A	N/A
MidWestOne Bank	59,159	7.9	22,484	3.0	$37,473	5.0%

As of December 31, 2006:
Total capital (to risk-weighted assets):
Consolidated	$66,113	11.3%	$46,975	8.0%	N/A	N/A
MidWestOne Bank	62,975	10.8	46,525	8.0	$58,157	10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$58,765	10.0%	$23,487	4.0%	N/A	N/A
MidWestOne Bank	55,697	9.6	23,263	4.0	$34,894	6.0%
Tier 1 capital (to average assets):
Consolidated	$58,765	8.2%	$21,404	3.0%	N/A	N/A
MidWestOne Bank	55,697	7.9	21,228	3.0	$35,381	5.0%

18. Business Segments

The Company has determined that it currently operates in three business segments. The determination of business segments is based on the differences in products and services of the various segments. These segments are commercial banking, investment brokerage and insurance brokerage. The commercial banking segment’s products and services consist primarily of taking deposits and making loans to customers. This activity is conducted in a consistent manner in all locations. The investment brokerage activity consists of offering financial planning and consultation services and the retail brokerage of investment securities to clients. Insurance brokerage involves the issuance of property and casualty insurance policies and the processing of claims for clients.

The Company’s wholly-owned subsidiary bank(s), MidWestOne Bank & Trust (“MBT”), Central Valley Bank (“CVB”), Pella State Bank (“PSB”) and MidWestOne Bank (“MWB”), were previously identified as reportable operating segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Effective January 1, 2006, the Company’s subsidiary banks were merged into one bank. The information related to commercial banking is now reported as one business segment. Investment brokerage and insurance brokerage segment activity does not meet the quantitative threshold criteria and is included in the “Other” category.

The following table sets forth certain information about the reported profit or loss and assets for each of the Company’s reportable segments.

	MWB	Other	Total
	(in thousands)
At or for the year ended December 31, 2007:
Total interest income	$50,183	83	50,266
Total interest expense	24,791	1,559	26,350
Provision for loan losses	982	—	982
Total noninterest income	4,437	1,463	5,900
Other intangible asset amortization	156	96	252
Total other noninterest expense	17,999	4,168	22,167
Income tax expense (benefit)	3,386	(1,233)	2,153
Net income (loss)	7,306	(3,044)	4,262
Goodwill	12,976	429	13,405
Total assets	777,290	7,171	784,461
At or for the year ended December 31, 2006:
Total interest income	$46,383	71	46,454
Total interest expense	19,909	1,300	21,209
Provision for loan losses	180	—	180
Total noninterest income	4,270	1,658	5,928
Other intangible asset amortization	184	105	289
Total other noninterest expense	17,977	3,193	21,170
Income tax expense (benefit)	4,116	(1,023)	3,093
Net income (loss)	8,287	(1,846)	6,441
Goodwill	12,976	429	13,405
Total assets	737,936	6,975	744,911
At or for the year ended December 31, 2005:
Total interest income	$39,028	1,052	40,080
Total interest expense	14,094	1,332	15,426
Provision for loan losses	368	100	468
Total noninterest income	3,263	1,165	4,428
Other intangible asset amortization	219	86	305
Total other noninterest expense	15,604	3,506	19,110
Income tax expense (benefit)	4,065	(954)	3,111
Net income (loss)	7,941	(1,853)	6,088
Goodwill	12,976	429	13,405
Total assets	667,855	8,477	676,332

19. Dividend Restrictions

The Company derives a substantial portion of its cash flow, including that available for dividend payments to shareholders, from the Bank in the form of dividends received. The Bank is subject to certain statutory and regulatory restrictions that affect dividend payments. Based on minimum regulating guidelines as published by those regulators, the maximum dividends which could be paid by the Bank to the Company at December 31, 2007, without prior regulatory approval, approximated $9,517,000.

Under the terms of the Company’s notes payable, the Company is not allowed to pay dividends to its shareholders if it is in default (as defined by the loan agreement) or an event of default exists. The Company was in default as defined by the loan agreement, as of December 31, 2007. The Company did not meet the net income requirement for the six month period ended December 31, 2007. Actual net income for the six month period was $1,499,000 compared with the $1,800,000 required per the loan agreement. The Company incurred $702,000 of extraordinary expense, related to the merger with ISB Financial Corp., during the same 6 month period. Subsequent to December 31, 2007 the lender agreed to waive the noncompliance default on the loan agreement.

20. Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, which include commitments to extend credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of December 31, 2007 and 2006, outstanding commitments to extend credit totaled approximately $89,377,000 and $90,290,000, respectively.

The Company had commitments to sell mortgage loans on the secondary market totaling $93,000 and $580,000 as of December 31, 2007 and 2006, respectively.

Commitments under standby letters of credit outstanding aggregated $1,721,000 and $2,495,000 as of December 31, 2007 and 2006, respectively. The Company does not anticipate any losses as a result of these transactions.

Certain facilities are leased under operating leases. Rental expense was $104,000, $115,000, and $116,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2007:

Year ending December 31,
2008	$104
2009	105
2010	82
2011	29
2012	29
Thereafter	49

$398

The Company is involved in various legal actions and proceedings arising from the normal course of operations. Management believes, based upon known facts and the advice of legal counsel, that the ultimate liability, if any, not covered by insurance, arising from all legal actions and proceedings will not have a material adverse effect upon the consolidated financial position of the Company.

21. MidWestOne Financial Group, Inc. (Parent Company Only)

Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets:
Cash on deposit at bank subsidiary	$480	1,786
Cash at other institutions	19	56

Cash and cash equivalents	499	1,842
Investment equity securities	817	761
Investments in:
Bank subsidiaries	72,729	68,710
Bank-related subsidiaries	2,010	1,927
Premises and equipment	672	774
Cash surrender value of life insurance	3,529	3,399
Other assets	643	445

Total assets	$80,899	77,858

Liabilities and Shareholders’ Equity:
Notes payable	$—	4,050
Long-term debt	15,464	10,310
Accrued expenses payable and other liabilities	880	965

Total liabilities	16,344	15,325

Shareholders’ equity:
Common stock	24,564	24,564
Capital surplus	13,233	13,076
Treasury stock at cost	(17,450)	(17,099)
Retained earnings	44,043	42,447
Accumulated other comprehensive income/(loss)	165	(455)

Total shareholders’ equity	64,555	62,533

Total liabilities and shareholders’ equity	$80,899	77,858

Statements of Income

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Income:
Dividends from subsidiaries	$4,000	6,000	6,200
Interest income and discount on loan pool participations	—	—	996
Management, audit, and loan review fees	157	285	2,077
Other operating income	266	297	570

Total income	4,423	6,582	9,843

Expense:
Salaries and benefits expense	1,167	1,315	2,515
Interest on notes payable	308	373	583
Interest on long-term debt	1,251	927	748
Impairment losses on investment securities	40	—	—
Other operating expense	2,060	960	2,274

Total expense	4,826	3,575	6,120

Income/(loss) before income tax benefit and equity in undistributed earnings of subsidiaries	(403)	3,007	3,723
Income tax benefit	(1,275)	(1,066)	(842)

Income before equity in undistributed earnings of subsidiaries	872	4,073	4,565
Equity in undistributed earnings of subsidiaries	3,390	2,368	1,523

Net income	$4,262	6,441	6,088

Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$4,262	6,441	6,088

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,390)	(2,368)	(1,523)
Depreciation and amortization	130	134	715
Investment securities gains	(49)	(1)	(83)
Impairment losses on investment securities	40	—	—
Stock-based compensation	200	259	—
Excess tax benefits related to stock options	(31)	(88)	—
(Increase) decrease in other assets	(328)	296	(165)
Increase (decrease) in other liabilities	(38)	(196)	336

Total adjustments	(3,466)	(1,964)	(720)

Net cash provided by operating activities	796	4,477	5,368

Cash flows from investing activities:
Purchase of investment securities	(734)	—	—
Proceeds from investment securities sales	548	8	123
Net decrease in loans	—	168	138
Principal recovery on sales of loan pool participations	—	—	2,115
Principal recovery on loan pool participations	—	—	1,308
Purchases of bank premises and equipment	(28)	(4)	(123)
Proceeds from sale of bank premises and equipment	—	950	—
Cash paid for the purchase of Cook	—	—	(830)
Advances for bank-related subsidiary equity	—	—	(380)
Repayment of bank-related subsidiary equity	—	13	135

Net cash (used)/provided by investing activities	(214)	1,135	2,486

Cash flows from financing activities:
Advances on notes payable	1,500	450	2,600
Principal payments on notes payable	(5,550)	(2,500)	(6,200)
Advances on long-term debt	15,464	—	—
Principal payments on long-term debt	(10,310)	—	—
Excess tax benefits related to stock options	31	88	—
Dividends paid	(2,666)	(2,624)	(2,543)
Purchases of treasury stock	(829)	(1,298)	(2,374)
Proceeds from stock options exercised	435	956	842
ESOP shares allocated	—	125	69

Net cash used by financing activities	(1,925)	(4,803)	(7,606)

Net (decrease) increase in cash and cash equivalents	(1,343)	809	248
Cash and cash equivalents at beginning of year	1,842	1,033	785

Cash and cash equivalents at end of year	$499	1,842	1,033

Supplemental disclosure of cash flow information:
Acquisitions:
Treasury stock reissued for the purchase of Cook	$—	—	82

22. Quarterly Results of Operations (unaudited)

	Quarter Ended
	December	September	June	March
	(in thousands, except per share amounts)
2007:
Interest income	$12,431	12,710	12,881	12,244
Interest expense	6,897	6,693	6,462	6,298

Net interest income	5,534	6,017	6,419	5,946
Provision for loan losses	243	163	179	397
Noninterest income	1,358	1,479	1,530	1,533
Noninterest expense	6,030	5,432	5,262	5,695

Income before income taxes	619	1,901	2,508	1,387
Income taxes	367	653	720	413

Net income	$252	1,248	1,788	974

Net income per share - basic	$0.07	$0.34	$0.48	$0.26
Net income per share - diluted	$0.07	$0.34	$0.48	$0.26

2006:
Interest income	$12,036	11,926	11,214	11,278
Interest expense	6,075	5,630	5,016	4,488

Net interest income	5,961	6,296	6,198	6,790
Provision for loan losses	90	90	—	—
Noninterest income	1,561	1,326	1,602	1,439
Noninterest expense	5,420	5,390	5,315	5,334

Income before income taxes	2,012	2,142	2,485	2,895
Income taxes	591	696	830	976

Net income	$1,421	1,446	1,655	1,919

Net income per share - basic	$0.39	$0.40	$0.44	$0.52
Net income per share - diluted	$0.38	$0.38	$0.44	$0.51

Report of Independent Registered Public Accounting Firm

The Board of Directors

MidWestOne Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 15 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

/s/ KPMG LLP

Des Moines, Iowa

April 15, 2008