Form 10-Q
period 2008-03-31
MidWestOne Financial Group, Inc.
filed 2008-05-15
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24630

MIDWESTONE FINANCIAL GROUP, INC.

102 South Clinton Street

Iowa City, IA 52240

Registrant’s telephone number: 319-356-5800

(State of Incorporation)	(I.R.S. Employer Identification No.)
Iowa	42-1206172

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 8,686,161 shares of common stock $1 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31, 2008	December 31, 2007
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$39,620	$16,294
Interest-bearing deposits in banks	116	84
Federal funds sold	22,387	17,842

Cash and cash equivalents	62,123	34,220

Investment securities:
Available for sale at fair value	309,481	235,308
Held to maturity (fair value of $10,696 as of March 31, 2008 and $101 as of December 31, 2007)	10,562	95
Loans	953,489	404,263
Allowance for loan losses	(9,509)	(5,466)

Net loans	943,980	398,797

Loan pool participations	85,512	—
Premises and equipment, net	28,453	11,802
Accrued interest receivable	11,285	4,639
Goodwill	34,802	4,356
Other intangible assets, net	10,809	268
Bank-owned life insurance	16,909	8,613
Other real estate owned	1,452	—
Other assets	6,605	3,885

Total assets	$1,521,973	$701,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$117,859	$66,340
Interest-bearing checking	217,611	135,628
Savings	197,756	79,663
Certificates of deposit under $100,000	423,388	167,045
Certificates of deposit $100,000 and over	156,594	77,939

Total deposits	1,113,208	526,615
Securities sold under agreements to repurchase	55,979	45,997
Federal Home Loan Bank advances	158,498	47,000
Notes payable	2,571	1,742
Long-term debt	15,776	—
Accrued interest payable	5,376	1,734
Other liabilities	7,408	1,503

Total liabilities	1,358,816	624,591

Shareholders' equity:
Common stock, $1 par value; authorized 10,000,000 shares; issued 8,686,161 shares as of March 31, 2008 and 5,165,308 as of December 31, 2007	8,686	5,165
Additional paid-in capital	78,555	100
Retained earnings	74,475	72,333
Accumulated other comprehensive income (loss)	1,441	(206)

Total shareholders' equity	163,157	77,392

Total liabilities and shareholders' equity	$1,521,973	$701,983

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
(unaudited)
(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$8,547	$6,585
Interest and discount on loan pool participations	121	—
Interest on bank deposits	1	1
Interest on federal funds sold	80	112
Interest on investment securities:
Available for sale	2,737	2,454
Held to maturity	16	2

Total interest income	11,502	9,154

Interest expense:
Interest on deposits:
Interest-bearing checking	476	421
Savings	333	344
Certificates of deposit under $100,000	2,358	1,773
Certificates of deposit $100,000 and over	1,014	880

Total interest expense on deposits	4,181	3,418
Interest on federal funds purchased	17	30
Interest on securities sold under agreements to repurchase	335	513
Interest on Federal Home Loan Bank advances	782	505
Interest on notes payable	32	27
Interest on long-term debt	40	—

Total interest expense	5,387	4,493

Net interest income	6,115	4,661
Provision for loan losses	70	150

Net interest income after provision for loan losses	6,045	4,511

Noninterest income:
Trust and investment fees	1,023	963
Service charges and fees on deposit accounts	645	444
Mortgage origination fees and gains on sales of mortgage loans	249	502
Other service charges, commissions and fees	418	495
Bank-owned life insurance income	83	85
Gain (loss) sale of available for sale securities	138	(299)

Total noninterest income	2,556	2,190

Noninterest expense:
Salaries and employee benefits	3,155	2,655
Net occupancy and equipment expense	933	723
Professional fees	123	89
Data processing expense	283	263
Other operating expense	922	807
Other intangible asset amortization	48	2

Total noninterest expense	5,464	4,539

Income before income tax expense	3,137	2,162
Income tax expense	862	564

Net income	$2,275	$1,598

Earnings per common share - basic	$0.39	$0.31
Earnings per common share - diluted	$0.39	$0.31

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
(unaudited)
(in thousands, except per share amounts)
Balance at December 31, 2006	$5,176	14	69,539	(1,520)	73,209

Comprehensive income:
Net income	—	—	1,598	—	1,598
Unrealized gains arising during the period on securities available for sale	—	—	—	637	637
Reclassification for realized losses on securities available for sale, net of tax	—	—	—	(237)	(237)

Total comprehensive income	—	—	1,598	400	1,998

Dividends paid ($0.32 per share)	—	—	(1,656)	—	(1,656)
Stock options exercised (25 shares)	—	1	—	—	1
Repurchase of 6,120 shares of common stock	(6)	(4)	(157)	—	(167)

Balance at March 31, 2007	$5,170	11	69,324	(1,120)	73,385

Balance at December 31, 2007	$5,165	100	72,333	(206)	77,392

Comprehensive income:
Net income	—	—	2,275	—	2,275
Unrealized gains arising during the period on securities available for sale	—	—	—	2,635	2,635
Reclassification adjustment for realized gains on securities available for sale, net of tax	—	—	—	(988)	(988)

Total comprehensive income	—	—	2,275	1,647	3,922

Stock options exercised (1,065 shares)	1	12	—	—	13
Shares issued in merger (3,519,788 shares)	3,520	78,443	—	—	81,963
Cumulative effect adjustment for postretirement split dollar life insurance benefits	—	—	(133)	—	(133)

Balance at March 31, 2008	$8,686	78,555	74,475	1,441	163,157

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
(unaudited)
(dollars in thousands)
Cash flows from operating activities:
Net income	$2,275	$1,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	318
Provision for loan losses	70	150
Deferred income taxes	—	(237)
(Gain) loss on sale of available for sale investment securities	(138)	299
Amortization of investment securities and loan premiums	103	128
Accretion of investment securities and loan discounts	(69)	(69)
Decrease (increase) in accrued interest receivable	186	(249)
Decrease in other assets	2,762	40
(Decrease) increase in accrued interest payable	(430)	91
Decrease in other liabilities	(120)	(84)

Net cash provided by operating activities	5,025	1,985

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	246	14,467
Proceeds from maturities	10,441	18,954
Purchases	(6,188)	(30,277)
Investment securities held to maturity:
Proceeds from maturities	1	—
Net increase in loans	(21,398)	(4,967)
Net decrease in loan pool participations	1,037	—
Purchases of premises and equipment	(1,041)	(317)
Net cash acquired in merger	20,351	—

Net cash provided by (used in) investing activities	(51)	(2,140)

Cash flows from financing activities:
Net increase in deposits	2,768	4,102
Net (decrease) in federal funds purchased	(6,000)	(2,410)
Net increase in securities sold under agreements to repurchase	9,982	1,586
Proceeds from Federal Home Loan Bank advances	24,000	11,495
Repayment of Federal Home Loan Bank advances	(6,500)	(11,515)
Net (decrease) increase in notes payable	(1,334)	13
Dividends paid	—	(1,656)
Proceeds from exercise of stock options	13	1
Repurchase of common stock	—	(167)

Net cash provided by financing activities	22,929	1,449

Net increase in cash and cash equivalents	27,903	1,294
Cash and cash equivalents at beginning of period	34,220	17,449

Cash and cash equivalents at end of period	$62,123	$18,743

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,816	$4,402

Income taxes	$—	$90

Supplemental Schedule of Non-cash Investing Activities:
Merger of MidWestOne Financial Group:
Fair Market Value of Liabilities Assumed	$711,726	$—

Fair Market Value of Assets Acquired, including Goodwill	$794,605	$—

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Introductory Note

On March 14, 2008, MidWestOne Financial Group, Inc. merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger dated as of September 11, 2007 (the “Merger”). As a result of the Merger, MidWestOne Financial Group, Inc. (“Former MidWestOne”) ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.” The surviving organization is referred to in this document as the “Company.”

Prior to the merger, ISB Financial Corp’s wholly-owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank. Subsequent to the merger, the Company added MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. as wholly-owned subsidiaries.

2.	Basis of Presentation

The accompanying consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2008 and 2007 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries, Iowa State Bank & Trust Co. and First State Bank. The consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2008 also include the results of operations of MidWestOne Bank, MidWestOne Insurance Services, Inc. and MidWestOne Investment Services, Inc. from March 15, 2008 through March 31, 2008. The consolidated statements of condition as of March 31, 2008 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries, Iowa State Bank & Trust Co., MidWestOne Bank, First State Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. The consolidated statements of condition as of December 31, 2007 include the accounts of ISB Financial Corp. and its wholly-owned subsidiaries Iowa State Bank & Trust Co. and First State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The results for the three months ended March 31, 2008 may not be indicative of results for the year ending December 31, 2008, or for any other period.

3.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes

Federal income tax expense for the three months ended March 31, 2008 and 2007 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. The Company did not recognize any increase or decrease for unrecognized tax benefits as a result of the adoption of FIN 48. There were no unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of March 31, 2008.

5.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three-month periods ended March 31, 2008 and 2007 was 5,822,863 and 5,174,226 respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 5,829,168 and 5,182,979 for the three months ended March 31, 2008 and 2007, respectively. The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
	2008	2007
Earnings per Share Information:

Weighted average number of shares outstanding during the period	5,822,863	5,174,226

Weighted average number of shares outstanding during the period including all dilutive potential shares	5,829,168	5,182,979

Net earnings	$2,275,000	$1,598,000

Earnings per share – basic	$0.39	$0.31

Earnings per share – diluted	$0.39	$0.31

6.	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. In accordance with Financial Accounting Standards Board Staff Positions (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. These include foreclosed real estate, long-lived assets, goodwill and core deposit premium; which are recorded at fair value only upon impairment. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and seller in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at measurement date.

•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value effective January 1, 2008.

Securities Available for Sale. Investment securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Included in the securities available for sale are common stock equities, which are reported at fair value using Level 1 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$3,285	$297,183	$—	$300,468

Federal Home Loan Bank Stock. Federal Home Loan Bank stock classified as available for sale represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on the undeliverable nature related to credit risk.

Collateral Dependent Impaired Loans. While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by the Company staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Federal Home Loan Bank stock	$—	$—	$9,013	$9,013
Collateral Dependent Impaired Loans	$—	$—	$3,411	$3,411

7.	Effect of New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. It applies whenever other standards require or permit assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. SFAS No. 157 was effective for the Company beginning January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (the “Issue”) was ratified. The Issue addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue was effective for the Company beginning January 1, 2008. The Company recognized a liability of $133,000 for a split-dollar life insurance arrangement with the adoption of EITF Issue No. 06-4 by recording a cumulative effect adjustment through shareholders’ equity.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have an effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141R”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under SFAS No. 141R, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS No. 141R and SFAS No. 160 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will adopt these statements on January 1, 2009.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or results of operations.

8.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A significant estimate that is particularly sensitive to change is the allowance for loan losses.

9.	Business Combinations

On March 14, 2008, the Company and Former MidWestOne completed their merger. Former MidWestOne was the parent company of MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. The Company merged with Former MidWestOne in order to create a strong, independent financial services institution headquartered in Iowa, that has the increased resources of the combined institution and the potential to achieve greater earnings and balance sheet growth. The Company believes its customer base will appreciate the expanded geographic presence of the combined geographic presence and that its shareholders will benefit from owning stock in a company with greater capital and resources. The Company issued 3,519,788 shares of common stock in exchange for 100% of common stock of Former MidWestOne with a market value of approximately $81.8 million. The exchange ratio for the shares issued was fixed. Former MidWestOne had assets in excess of $760 million and 19 banking offices located in Iowa.

The following is Former MidWestOne’s condensed balance sheet showing the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition. Given the timing of the transaction closing, the purchase price allocation has not been finalized. The Company is in the process of obtaining third-party valuations of certain tangible assets and liabilities, and intangible assets; thus the allocation of the purchase price is subject to refinement. The Company anticipates that the valuations will be finalized in the 2nd quarter of 2008.

Condensed Balance Sheet

Cash & Cash Equivalents	$20,351
Investment Securities	85,640
Loans (net)	523,855
Loan Pools	86,549
Other Assets	37,175
Other Intangible Assets	10,589

Total Assets	$764,159

Deposits	$583,825
Fed Funds Purchased	6,000
FHLB Advances	93,998
Other Borrowed Money	1,500
Long-term Debt	15,776
Other Liabilities	10,627

Total Liabilities	711,726

Net Assets Acquired	52,433

Capitalized Merger Costs	1,114

Value of Shares Issued	81,765

Goodwill (shares issued to Former MidWestOne shareholders less net assets acquired plus merger costs)	$30,446

Assuming the Merger of Former MidWestOne occurred on January 1, 2008, the following summarizes the unaudited pro forma combined operating results for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31:
(dollars in thousands, except per share)
	2008	2007
Pro forma Interest Income	$21,935	21,398
Pro forma Interest Expense	10,722	10,791

Pro forma Net Interest Income	11,213	10,607

Pro forma Provision for Loan Losses	322	547
Pro forma Noninterest Income	4,052	3,723
Pro forma Noninterest Expense	10,857	10,234

Pro forma Income before Tax	4,086	3,549

Pro forma Income Tax	1,218	977

Pro forma Net Income	$2,868	2,572

Pro forma earnings per share - basic	$0.33	$0.30
Proforma earnings per share - diluted	$0.33	$0.30

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (the “Company”), which includes its wholly-owned banking subsidiaries: Iowa State Bank & Trust Co. and First State Bank for the three months ended March 31, 2008 compared to the same period in 2007. The merger of the Former MidWestOne was completed as of the close of business on March 14, 2008. The results of operations of the subsidiaries of Former MidWestOne are included in the discussion for the period from March 15, 2008 through March 31, 2008. The subsidiaries of the Former MidWestOne are MidWestOne Bank, its wholly-owned insurance agency, MidWestOne Insurance Services, Inc., and its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. The discussion also focuses on the consolidated financial condition of the Company and its subsidiaries as of March 31, 2008 compared with December 31, 2007. The consolidated financial condition as of March 31, 2008 reflects the inclusion of the additional assets and liabilities of the Former MidWestOne in the Company’s totals.

The Company earned net income of $2.3 million for the quarter ended March 31, 2008, compared with $1.6 million for the quarter ended March 31, 2007, an increase of 42%. The increase in net income was primarily due to an improvement in the Company’s net interest margin. Basic and diluted earnings per share for the first quarter of 2008 were $.39 versus $.31 for the first quarter of 2007. The Company’s return on average assets for the first quarter of 2008 was 1.09% compared with a return of .98% percent for the first quarter of 2007. The Company’s return on average equity was 9.79% percent for the three months ended March 31, 2008 versus 8.95% for the quarter ended March 31, 2007. Return on tangible equity was 10.48% for the first quarter of 2008 compared with 9.53% for the same period in 2007.

The following table presents selected financial results and measures for the first quarter of 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Net Income	$2,275,000	$1,598,000
Average Assets	842,512,000 *	665,832,000
Average Shareholders’ Equity	94,222,000 *	72,465,000
Return on Average Assets	1.09%	.98%
Return on Average Equity	9.79%	8.95%
Return on Average Tangible Equity	10.48%	9.53%
Equity to Assets (end of period)	10.72%	10.92%
Tangible Equity to Assets (end of period)	7.97%	10.34%

*	Note – Averages for the quarter reflect the inclusion of and the increase in average assets and shareholders’ equity resulting from the merger with Former MidWestOne from March 15, 2008 through March 31, 2008.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended March 31, 2008 increased $1.5 million, or 31%, to $6.1 million from $4.6 million for the quarter ended March 31, 2007. Total interest income was $2.3 million greater in the first quarter of 2008 compared with the same period in 2007. Most of the increase in interest income was due to increased interest on loans, which was mainly attributable to increased volumes. The increase in interest income was offset by increased interest expense on deposits and borrowed funds. Total interest expense for the first quarter of 2008 increased $.9 million, or 20%, compared with the same period in 2007 due primarily to increased volumes. The Company’s net interest margin on a federal tax-equivalent basis for the first quarter of 2008 increased to 3.37% compared with 3.21% in the first quarter of 2007. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 6.10% for the first quarter of 2008 compared with 6.16% for the first quarter of 2007. The rate on interest-bearing liabilities decreased in the first quarter of 2008 to 3.13% compared to 3.46% for the first quarter of 2007.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the three months ended March 31, 2008 and 2007. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average balances for the three months ended March 31, 2008 reflect the additional assets and liabilities of the acquired subsidiaries from March 15, 2008 through March 31, 2008.

	Quarter ended March 31,
	2008			2007
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average earning assets:
Loans	510,798	8,618	6.79%	380,486	6,585	7.02%
Loan pool participations	16,674	121	2.92%	0	—	0.00%
Interest-bearing deposits	132	1	3.05%	101	1	4.02%
Investment securities:
Available for sale	248,706	3,120	5.05%	236,584	2,812	4.82%
Held to maturity	2,199	19	3.48%	113	2	7.18%
Federal funds sold	10,470	80	3.07%	8,777	113	5.22%

Total earning assets	788,979	11,959	6.10%	626,061	9,513	6.16%

Average interest-bearing liabilities:
Interest-bearing demand deposits	245,620	1,065	1.74%	210,984	1,241	2.39%
Savings deposits	46,499	90	0.78%	29,826	39	0.53%
Certificates of deposit	276,378	3,115	4.52%	189,931	2,159	4.61%
Federal funds purchased	1,855	17	3.69%	2,166	30	5.62%
Securities sold under agreements to repurchase	49,654	335	2.71%	47,223	513	4.41%
Federal Home Loan Bank advances	70,123	757	4.34%	45,599	505	4.49%
Notes payable	—			—
Long-term debt	512	8	6.28%	371	6	6.56%

Total interest-bearing liabilities	690,641	5,387	3.13%	526,100	4,493	3.46%

Net interest income		6,572			5,020

Net interest margin			3.37%			3.21%

Interest income and fees on loans increased $2.0 million, or 31%, in the first quarter of 2008 compared to the same period in 2007. Average loans were $130.3 million, or 34%, higher in the first quarter of 2008 compared with 2007, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the Merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans decreased from 7.02% in the first quarter of 2007 to 6.79% in the first quarter of 2008, primarily due to the overall decline in market interest rates between the periods.

Interest and discount income on loan pool participations was $121,000 for the first quarter of 2008, reflecting income from March 15 through March 31. These loan pool participations are pools of performing and distressed and nonperforming loans that Former MidWestOne purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. The Company invests in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. Currently, the Company holds $85.5 million in loan pool participations.

Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations were historically a high-yield activity for Former MidWestOne, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities increased $297,000, or 12%, in the quarter ended March 31, 2008, compared with the first quarter of 2007 mainly due to higher volume of securities in the portfolio as a result of the Merger, as well as a slightly higher yield in 2008. Interest income on investment securities totaled $2.8 million in the first quarter of 2008 compared with $2.5 million for the first quarter of 2007. The average balance of investments in the first quarter of 2008 was $250.9 million compared with $236.7 million in the first quarter of 2007, reflecting the Merger. The tax-equivalent yield on the Company’s investment portfolio in the first quarter of 2008 increased to 5.03% from 4.78% in the comparable period of 2007 reflecting reinvestment of maturing securities and purchases of new securities at higher market interest rates.

Interest expense on deposits was $763,000, or 22%, greater in the first quarter of 2008 compared with the same period in 2007 mainly due to the increased volume of deposits following the Merger. Offsetting this increase in deposits was a decrease in interest rates paid on deposits as the weighted average rate paid on interest-bearing deposits was 2.99% in the first quarter of 2008 compared with 3.26% in the first quarter of 2007. This decline reflected the reduction in interest rates on deposits throughout the markets. The recent reductions in market interest rates have enabled the Company to substantially reduce the rates it pays on deposit accounts. Average interest-bearing deposits for the first quarter of 2008 were $137.8 million greater compared with the same period in 2007 as a result of the Merger.

Interest expense on borrowed funds was $131,000 greater in the first quarter of 2008 compared with the same period in 2007. Interest on borrowed funds totaled $1.2 million for the first quarter of 2008. The Company’s average borrowed funds balances were greater in the first quarter of 2008 mainly due to the Merger, which resulted in additional interest expense. Lower market interest rates in 2008 helped to offset the higher volume of borrowed funds. Average borrowed funds for the first quarter of 2008 were $26.8 million greater compared to the same period in 2007. The weighted average rate paid on borrowed funds decreased to 3.68% percent in the first quarter of 2008 compared with 4.48% in the first quarter of 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $70,000 in the first quarter of 2008 compared with a $150,000 provision in the first quarter of 2007. Net loans charged off in the first quarter of 2008 totaled $393,000 compared with net recoveries of loans previously charged off of $15,000 in the first quarter of 2007. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of March 31, 2008; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $366,000, or 17%, greater in the first quarter of 2008 compared with the same period in 2007. Most of the change between the first quarter of 2008 in comparison to the first quarter of 2007 was due to a gain on the sale of investment securities in the current period and a loss on sale of securities in the prior period. Recognized available for sale investment security gains totaled $138,000 in the first quarter of 2008 compared with a loss of $299,000 recognized in the first quarter of 2007.

Noninterest Expense

Total noninterest expense for the quarter ended March 31, 2008 was $925,000, or 45%, greater compared to noninterest expense for the quarter ended March 31, 2007. Noninterest expense for the first quarter of 2008 was $5,464,000 and included all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Operating expenses for the subsidiaries of Former MidWestOne were included for the period from March 15, 2008 through March 31, 2008, which is the primary result of the increase from the comparable period. It is anticipated that personnel costs and other operating expenses will be reduced in future periods as the banking subsidiaries of the Company are merged.

Income Tax Expense

The Company incurred income tax expense of $862,000 for the quarter ended March 31, 2008 compared with $564,000 for the quarter ended March 31, 2007. The effective income tax rates as a percentage of income before taxes for the first quarters of 2008 and 2007 were 27.5% and 26.1%, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is lower in comparison to previous periods as the market yields on recently purchased bonds has decreased and the Company has a lower percentage of municipal bonds in its investment portfolio.

FINANCIAL CONDITION

Total assets as of March 31, 2008 were $1.52 billion compared with $702.0 million as of December 31, 2007, an increase of $818.0 million. The increase reflects the assets contributed by Former MidWestOne in the Merger, which was completed on March 14, 2008.

Investment Securities

Investment securities available for sale totaled $309.5 million as of March 31, 2008. This was an increase of $74.2 million from December 31, 2007. The increase in the balance was due primarily to the Merger. Investment securities classified as held to maturity increased to $10.6 million as of March 31, 2008, also as a result of the merger. The investment portfolio consisted mainly of U.S. Government Agency securities, mortgage-backed securities and obligations of states and political subdivisions.

Loans

Total loans (excluding loan pool participations) were $953.5 million as of March 31, 2008, compared with $404.2 million as of December 31, 2007, an increase of $549.3 million. The increase was primarily due to the Merger. As of March 31, 2008 the Company’s loan (including loan pool participations) to deposit ratio was 93.3% compared with a year-end 2007 loan to deposit ratio of 76.3%, reflecting the higher loan to deposit ratio of Former MidWestOne. Management anticipates that the loan to deposit ratio will be reduced in future periods. Prior to the Merger, real estate loans made up a significant portion of each of the Company’s and Former MidWestOne’s loan portfolios. As of March 31, 2008, loans secured by commercial real estate comprised the largest category in the portfolio at approximately 41% of total loans (excluding loan pools.) Residential real estate loans were the next largest category at 27%. Commercial loans made up approximately 21% of the total loan portfolio. Agricultural loans were approximately 9% of the total loan portfolio, with the remaining 2% of the portfolio in consumer loans.

The Company has minimal direct exposure to subprime mortgages in its loan portfolio. The Company’s loan policy provides a guideline that real estate mortgage borrowers have a Beacon score of 640 or greater. Exceptions to this guideline have been noted but the overall exposure is deemed minimal by management. Mortgages originated by the Company and sold on the secondary market are typically underwritten according to the guidelines of the secondary market investors. These mortgages are on a non-recourse basis, thereby eliminating any subprime exposure.

Loan Pool Participations

As of March 31, 2008, the Company had loan pool participations of $85.5 million. Loan pools are participation interest in performing, sub-performing and non-performing loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne has engaged in this activity since 1988. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represented the discounted purchase cost of the loan pool participations. The Company did not acquire any additional loan pool participations during the first quarter of 2008. As of March 31, 2008, the categories of loans by collateral type in the loan pools were commercial real estate—51%, commercial loans—13%, agricultural real estate—10%, single-family residential real estate—13% and other loans—13%. The Company has minimal exposure in loan pools to consumer real estate subprime credit. Most of the basis in loans identified with borrowers or guarantors having credit scores categorized as subprime relates to additional collateral taken to reduce exposure on commercial or commercial real estate loans. The Company does not actively seek to purchase consumer or consumer real estate loans characterized as subprime credits.

Goodwill and Other Intangible Assets

Goodwill totaled $34.8 million as of March 31, 2008 and $4.4 million as of December 31, 2007. The increase in goodwill was due to the Merger. The Company has not finalized the valuation of certain tangible and intangible assets given the timing of the transaction.

As of March 31, 2008, the Company is in the process of obtaining a third-party valuation of certain tangible assets and liabilities and intangibles assets and expects to finalize the valuation in the 2nd quarter of 2008; thus the allocation of purchase price is subject to refinement. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets were $10.8 million as of March 31, 2008. Other intangible assets increased $10.5 million as a result of the Merger. The Company has not finalized the valuation of the intangible assets given the timing of the transaction. The Company is in the process of obtaining a third-party valuation of the intangibles assets; thus the allocation of purchase price is subject to refinement. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2008 and December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
March 31, 2008
Other intangible assets:
Mortgage servicing rights	$321	116	205
Insurance agency intangible	$53	20	33
Core deposit premium	$10,138	16	10,122
Customer list intangible	$451	2	449

Total	$10,963	$154	$10,809

December 31, 2007
Other intangible assets:
Mortgage servicing rights	$321	88	233
Insurance agency intangible	$53	18	35

Total	$374	$106	$268

	Mortgage Servicing Rights	Insurance Agency Intangible	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
Nine months ended December 31, 2008	$88	7	1,382	64	1,541

Year ended December 31,
2009	117	9	1,705	79	1,910
2010	—	9	1,521	70	1,600
2011	—	8	1,336	62	1,406
2012	—	—	1,152	53	1,205
2013	—	—	967	45	1,012
Thereafter	—	—	2,059	76	2,135

Deposits

Total deposits as of March 31, 2008 were $1.11 billion compared with $526.6 million as of December 31, 2007, an increase of $586.6 million, which was largely due to the Merger. Certificates of deposit were the largest category of deposits at March 31, 2008 representing approximately 52% of total deposits. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit.

Federal Home Loan Bank Advances

The Company had no federal funds purchased at March 31, 2008 or December 31, 2007. During the first three months of 2008, the Company had an average balance of federal funds purchased of $1.9 million. Advances from the Federal Home Loan Bank totaled $158.5 million as of March 31, 2008 compared with $47.0 million as of December 31, 2007. The increase in Federal Home Loan Bank advances was mainly due to the Merger. The Company also increased its utilization of Federal Home Loan Bank advances to take advantage of low interest rates on longer-term advance funding. The Company utilizes Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.

Long-term Debt

Long-term debt in the form of trust-preferred securities was $15.8 million as of March 31, 2008. In connection with the Merger, the Company assumed $15.8 million of junior subordinated debentures that had been issued on September 20, 2007 by MidWestOne Capital Trust II, a trust formed by Former MidWestOne. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at the issuer’s option in 5 years. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR + 1.59% on the remainder.

Nonperforming Assets

The Company’s nonperforming assets totaled $9.3 million (1.00% of total loans) as of March 31, 2008, compared to $1.3 million (.32% of total loans) as of December 31, 2007. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2008 compared with December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Impaired loans and leases:
Nonaccrual	$4,556	782
Restructured	—	—

Total impaired loans and leases	4,556	782
Loans and leases past due 90 days and more	3,280	517

Total nonperforming loans	7,836	1,299
Other real estate owned	1,452	—

Total nonperforming assets	$9,288	1,299

On March 31, 2008, the Company’s nonaccrual loans totaled $4.6 million, an increase of $3.8 million from December 31, 2007. The increase in nonaccrual loans was partially due to the Merger as well as a $1.4 million convenience store credit that was placed on nonaccrual status. Loans ninety days past due increased $2.7 million primarily due to the Merger. There were no troubled debt restructures on March 31, 2008 or December 31, 2007. Other real estate owned increased to $1.5 million as of March 31, 2008 due to the Merger. The Company had no Other Real Estate Owned as of December 31, 2007. Other real estate owned as of March 31, 2008 consisted mainly of a truck stop/convenience store, four small commercial real estate properties and four residential real estate properties. All of the other real estate property was acquired through foreclosures. The Company is actively working to sell all properties.

The Company’s allowance for loan losses as of March 31, 2008 was $9.5 million, which was 1.00% percent of total loans (excluding loan pools) as of that date. This compares with an allowance for loan losses of $5.5 million as of December 31, 2007, which was 1.35% of total loans. The change in the allowance as a percentage of total loans reflects the Merger and net charge-offs during the first quarter of 2008. For the three months ended March 31, 2008, the Company experienced net loan charge-offs of $393,000. Gross charge-offs for the first quarter of 2008 totaled $616,000, which consisted primarily of a write-down on a commercial real estate line, a commercial line and a large personal line. Additional charge-offs related to smaller consumer credits were also taken. Management determined that these write-downs had been previously reserved and that no additional provision for loss was necessary. Net recoveries of previously charged-off loans totaled $223,000 during the first quarter of 2008. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2008, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Changes in the allowance for loan losses for the quarter ended March 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Balance at beginning of year	$5,466	5,298
Provision for loan losses	70	150
Recoveries on loans previously charged off	223	40
Loans charged off	(616)	(25)
Allowance from acquired bank	4,365	—

Balance at end of period	$9,508	5,463

Capital Resources

The Company issued 3,519,788 shares of common stock to shareholders of the Former MidWestOne on March 14, 2008, in consummation of the Merger. The market value of the transaction was $82 million based on a per share price of $23.23. This per share price was determined utilizing the median price to book of a peer group of publicly-traded Midwestern banking organizations as of the date the Agreement and Plan of Merger was executed by the Company and Former MidWestOne. This peer group median price of 159% of book was applied to the Company’s book value as of the merger announcement date to determine the per share price, as the Company was not a publicly traded company on the date of acquisition.

Total shareholders’ equity was 10.72% of total assets as of March 31, 2008 and was 11.02% as of December 31, 2007. Tangible equity to tangible assets was 7.97% as of March 31, 2008 and 10.47% as of December 31, 2007. The Company’s Tier 1 Capital Ratio was 10.23% of risk-weighted assets as of March 31, 2008 and was 15.35% as of December 31, 2007, compared to a 4.00% regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of March 31, 2008, the

Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions.

On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program of up to $5,000,000 of common stock through December 31, 2008. A total of 1,065 shares were issued during the first three months of 2008 for options exercised under previously awarded grants. The board of directors at their April 8, 2008 meeting also approved the payment of a cash dividend of $.1525 per share. The dividend is payable June 16, 2008 to shareholders of record as of June 2, 2008.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $62.1 million as of March 31, 2008, compared with $34.2 million as of December 31, 2007. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company had sufficient liquidity as of March 31, 2008 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Critical Accounting Policies

The Company has identified three critical accounting policies and practices relative to the financial condition and results of operation. These three accounting policies relate to the allowance for loan losses, to loan pool accounting and purchase accounting.

The allowance for loan losses is based on management’s estimate. Management believes the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. In the event that management’s evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses.

The loan pool accounting practice relates to management’s estimate that the investment amount reflected on the Company’s financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan portfolio, management takes into consideration many factors, including the borrowers’ current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process. If the estimated realizable value of the loan pool participations is overstated, the Company’s yield on the loan pools would be reduced.

The Company completed its Merger with the Former MidWestOne on March 14, 2008. The fair market valuation of certain assets, liabilities and intangible assets was not completed by March 31, 2008, given the timing of the transaction. The completion of this valuation could have a significant effect on the reported amounts of certain assets, liabilities and the intangible assets. Goodwill as identified on the balance sheet could be affected based on the final valuations obtained. The Company is working with an independent third-party to complete this fair market valuation. It is anticipated that all fair market valuations will be completed by the end of the 2nd quarter of 2008.

Off-Balance-Sheet Arrangements

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of March 31, 2008, outstanding commitments to extend credit totaled approximately $145.6 million.

Commitments under standby and performance letters of credit outstanding aggregated $3.7 million as of March 31, 2008. The Company does not anticipate any losses as a result of these transactions.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Part I – Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Caution Regarding Forward-Looking Statements

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements, which speak only as of the date of this document and are based on current expectations and involve a number of assumptions. These include statements as to expectations regarding the merger and any other statements regarding future results or expectations. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. The company's ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors that could cause actual results to differ from those set forth in the forward-looking statements or that could have a material effect on the operations and future prospects of the Company, include but are not limited to: (1) changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (2) changes in the quality and composition of the Company's loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's respective market areas; implementation of new technologies; ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines; (3) the businesses of the Company and Former MidWestOne may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (4) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; (5) revenues following the merger may be lower than expected; (6) customer and employee relationships and business operations may be disrupted by the merger; and (7) other factors detailed from time to time in filings made by the Company with the SEC.

Part II – Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Part II – Item 4. Submission of Matters to a Vote of Security Holders.

At the special meeting of shareholders of the Company on March 7, 2008, the shareholders voted on the following proposals.

A proposal to adopt the Agreement and Plan of Merger dated September 11, 2007, between ISB Financial Corp. and MidWestOne Financial Group, Inc. and to approve the transactions it contemplates, including the issuance of shares of the Company common stock as consideration in the merger. The results of the vote were:

Number of Shares Voted For	Number of Shares Voted Against	Abstentions
4,060,926	128,136	0

A proposal to adopt the amended and restated articles of incorporation of the Company to, among other things, change its corporate name to “MidWestOne Financial Group, Inc.” and provide for a classified board of directors. The results of the vote were:

Number of Shares Voted For	Number of Shares Voted Against	Abstentions
4,034,968	135,230	18,864

A proposal to approve the Company’s 2008 Equity Incentive Plan. The results of the vote were:

Number of Shares Voted For	Number of Shares Voted Against	Abstentions
4,041,999	129,231	17,832

Part II – Item 6. Exhibits.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibit Index

Item	Description	Filed/Incorporated by Reference
2.1	Agreement and Plan of Merger dated September 11, 2007 between ISB Financial Corp. and MidWestOne Financial Group, Inc.	Incorporated by reference to Appendix A of the Joint Proxy Statement-Prospectus constituting part of MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc., filed with the Secretary of State of the State of Iowa on March 14, 2008	Incorporated by reference to Exhibit 3.3 to MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

3.2	Amended and Restated Bylaws of MidWestOne Financial Group, Inc.	Incorporated by reference to Exhibit 3.4 to MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

10.1	States Resources Corp. Loan Participation and Servicing Agreement, dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company (now known as MidWestOne Investment Group, Inc.).	Incorporated by reference to Exhibit 10.3.4 of MidwestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1999

10.2	Second Amended and Restated Credit Agreement, dated November 30, 2003, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2003

10.3	First Amendment to the Second Amended and Restated Credit Agreement, dated November 30, 2004, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2004

10.4	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 12, 2005, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2005

10.5	Third Amendment to the Second Amended and Restated Credit Agreement, dated March 3, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.6	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated April 28, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2006

Item	Description	Filed/Incorporated by Reference
10.7	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated November 27, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

10.8	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated April 30, 2007, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.8 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.9	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated June 30, 2007, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor to Harris Trust and Savings Bank)	Incorporated by reference to Exhibit 10.5.1 of MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2007

10.10	Employment Agreement between Iowa State Bank & Trust Company and Charles N. Funk, dated January 1, 2001	Incorporated by reference to Exhibit 10.11 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.11	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and W. Richard Summerwill, dated January 1, 1998	Incorporated by reference to Exhibit 10.12 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.12	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Suzanne Summerwill, dated January 1, 1998	Incorporated by reference to Exhibit 10.13 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.13	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Charles N. Funk, dated November 1, 2001	Incorporated by reference to Exhibit 10.14 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.14	Amended and Restated Supplemental Retirement Agreement between Iowa State Bank & Trust Company and John S. Koza, dated January 1, 1998	Incorporated by reference to Exhibit 10.15 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.15	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Kent L. Jehle, dated January 1, 1998 as amended by the First Amendment to the Supplemental Retirement Agreement, dated January 1, 2003	Incorporated by reference to Exhibit 10.16 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.16	Second Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Kent L. Jehle, dated January 1, 2002	Incorporated by reference to Exhibit 10.17 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

Item	Description	Filed/Incorporated by Reference
10.17	First Amended and Restated ISB Financial Corp. Stock Option Plan	Incorporated by reference to Exhibit 10.18 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.18	MidWestOne Financial Group, Inc. Employee Stock Ownership Plan & Trust, as amended and restated	Incorporated by reference to Exhibit 10.1 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

10.19	Executive Deferred Compensation Agreement between Mahaska Investment Company (now known as MidWestOne Financial Group, Inc.) and David A. Meinert, dated January 1, 2003	Incorporated by reference to Exhibit 10.20 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.20	Amendment and Restatement of the Executive Salary Continuation Agreement between MidWestOne Financial Group, Inc. and David A. Meinert, dated July 1, 2004	Incorporated by reference to Exhibit 10.21 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.21	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles N. Funk, dated September 11, 2007	Incorporated by reference to Exhibit 10.22 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.22	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and David A. Meinert, dated September 11, 2007	Incorporated by reference to Exhibit 10.23 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.23	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Kent L. Jehle, dated September 11, 2007	Incorporated by reference to Exhibit 10.24 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.24	Letter Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and W. Richard Summerwill, dated September 11, 2007	Incorporated by reference to Exhibit 10.25 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.25	Letter Agreement among MidWestOne Financial Group, Inc., ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles S. Howard, dated September 11, 2007	Incorporated by reference to Exhibit 10.26 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.26	MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan	Incorporated by reference to Appendix A of the Joint Proxy Statement-Prospectus constituting part of MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

Item	Description	Filed/Incorporated by Reference
10.27	First Amended and Restated ISB Financial Corp. Stock Option Plan	Incorporated by reference to Exhibit 10.18 of MidWestOne Financial Group, Inc.’s Amendment No. 1 to Registration Statement on Form S-4/A (File No. 333-147628) filed with the SEC on January 14, 2008

10.28	MidWestOne Financial Group, Inc. 2006 Stock Incentive Plan	Incorporated by reference to MidWestOne Financial Group Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2006

10.29	Mahaska Investment Company 1998 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2.3 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1997

10.30	Mahaska Investment Company 1996 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2.2 of MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1996

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.
(Registrant)

By:	/s/ Charles N. Funk
Charles N. Funk
President and Chief Executive Officer

May 15, 2008
Dated

By:	/s/ David A. Meinert
David A. Meinert
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

May 15, 2008
Dated