Form 10-Q
period 2008-06-30
MidWestOne Financial Group, Inc.
filed 2008-08-14
CIK 1412665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes ☐  No ☒

As of August 8, 2008, there were 8,656,110 shares of common stock $1 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2008	2007
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$41,764	$16,294
Interest-bearing deposits in banks	131	84
Federal funds sold	34,529	17,842
Cash and cash equivalents	76,424	34,220
Investment securities:
Available for sale at fair value	281,195	232,125
Held to maturity (fair value of $8,628 as of June 30, 2008
and $101 as of December 31, 2007)	8,682	95
Loans	988,517	404,263
Allowance for loan losses	(10,622)	(5,466)
Net loans	977,895	398,797
Loan pool participations	89,108	-
Premises and equipment, net	27,258	11,802
Accrued interest receivable	10,622	4,639
Goodwill	20,766	4,356
Other intangible assets, net	13,808	268
Bank-owned life insurance	17,032	8,613
Other real estate owned	1,547	-
Other assets	20,065	7,068
Total assets	$1,544,402	$701,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$140,566	$66,340
Interest-bearing checking	229,860	135,628
Savings	198,489	79,663
Certificates of deposit under $100,000	420,301	167,045
Certificates of deposit $100,000 and over	146,444	77,939
Total deposits	1,135,660	526,615
Federal funds purchased	16,615	-
Securities sold under agreements to repurchase	44,147	45,997
Federal Home Loan Bank advances	159,836	47,000
Notes payable	983	1,742
Long-term debt	15,261	-
Accrued interest payable	4,681	1,734
Other liabilities	7,295	1,503
Total liabilities	1,384,478	624,591

Shareholders' equity:
Common stock, $1 par value; authorized 10,000,000 shares; issued
8,690,398 shares as of June 30, 2008 and 5,165,308 as
of December 31, 2007	8,690	5,165
Additional paid-in capital	78,386	100
Treasury stock at cost, 35,000 shares as of June 30, 2008 and -0- shares as
of December 31,2007	(525)	-
Retained earnings	76,114	72,333
Accumulated other comprehensive loss	(2,741)	(206)
Total shareholders' equity	159,924	77,392
Total liabilities and shareholders' equity	$1,544,402	$701,983

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Quarter Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$14,849	$6,954	$23,396	$13,539
Interest and discount on loan pool participations	1,796	-	1,917	-
Interest on bank deposits	17	2	18	3
Interest on federal funds sold	148	83	228	195
Interest on investment securities:
Available for sale	3,177	2,549	5,914	5,003
Held to maturity	87	1	103	3
Total interest income	20,074	9,589	31,576	18,743

Interest expense:
Interest on deposits:
Interest-bearing checking	573	447	1,049	868
Savings	853	345	1,186	689
Certificates of deposit under $100,000	3,629	1,896	5,987	3,669
Certificates of deposit $100,000 and over	1,637	984	2,651	1,864
Total interest expense on deposits	6,692	3,672	10,873	7,090
Interest on federal funds purchased	14	27	31	57
Interest on securities sold under agreements to repurchase	267	511	602	1,024
Interest on Federal Home Loan Bank advances	1,502	505	2,284	1,010
Interest on notes payable	21	22	29	49
Interest on long-term debt	206	-	246	-
Total interest expense	8,702	4,737	14,065	9,230
Net interest income	11,372	4,852	17,511	9,513
Provision for loan losses	758	150	828	300
Net interest income after provision for loan losses	10,614	4,702	16,683	9,213

Noninterest income:
Trust and investment fees	1,050	865	2,073	1,828
Service charges and fees on deposit accounts	1,199	527	1,844	971
Mortgage origination fees and gains on sales of mortgage loans	381	207	630	709
Other service charges, commissions and fees	992	511	1,410	1,006
Bank-owned life insurance income	150	76	233	161
Gain (loss) sale of available for sale securities	68	-	206	(299)
Impairment losses on investment securities	(567)	-	(567)	-
Total noninterest income	3,273	2,186	5,829	4,376

Noninterest expense:
Salaries and employee benefits	5,924	2,757	9,103	5,412
Net occupancy and equipment expense	1,570	736	2,503	1,459
Professional fees	340	110	463	199
Data processing expense	709	572	992	835
Other operating expense	1,432	547	2,402	1,352
Total noninterest expense	9,975	4,730	15,463	9,269
Income before income tax expense	3,912	2,158	7,049	4,320
Income tax expense	949	554	1,811	1,118
Net income	$2,963	$1,604	$5,238	$3,202

Earnings per common share - basic	$0.34	$0.31	$0.72	$0.62
Earnings per common share - diluted	$0.34	$0.31	$0.72	$0.62

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Accumulated
(unaudited)		Additional			Other
(in thousands, except per share	Common	Paid-in	Treasury	Retained	Comprehensive
amounts)	Stock	Captial	Stock	Earnings	Loss	Total

Balance at December 31, 2006	$5,176	14	-	69,539	(1,520)	73,209

Comprehensive income:
Net income	-	-	-	3,202	-	3,202
Unrealized gains arising during the period on securities available for sale	-	-	-	-	(1,347)	(1,347)
Total comprehensive income	-	-	-	3,202	(1,347)	1,855
Dividends paid ($0.32 per share)	-	-	-	(1,656)	-	(1,656)
Stock options exercised (25 shares)	-	1		-	-	1
Repurchase of 19,605 shares of common stock	(19)	(15)		(496)	-	(530)

Balance at June 30, 2007	$5,157	-	-	70,589	(2,867)	72,879

Balance at December 31, 2007	$5,165	100	-	72,333	(206)	77,392

Comprehensive income:
Net income	-	-	-	5,238	-	5,238
Unrealized gains arising during the period on securities available for sale	-	-	-	-	(2,469)	(2,469)
Reclassification adjustment for realized gains
Reclassification adjustment for realized gains on securities available for sale, net of tax	-	-	-	-	(66)	(66)
Total comprehensive income	-	-	-	5,238	(2,535)	2,703
Dividends paid ($.15 per share)				(1,324)		(1,324)
Stock options exercised (5,302 shares)	5	41	-	-	-	46
Treasury Stock Purchased (35,000 shares)			(525)			(525)
Shares issued in merger (3,519,788 shares)	3,520	78,245	-	-	-	81,765
Cumulative effect adjustment for postretirement split dollar life insurance benefits	-	-	-	(133)	-	(133)

Balance at June 30, 2008	$8,690	78,386	(525)	76,114	(2,741)	159,924

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended
(dollars in thousands)	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,238	$3,202
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	988	645
Provision for loan losses	828	300
Deferred income taxes	(399)	-
Gain on sale of available for sale investment securities	(206)	-
Impairment losses on investment securities	567	-
Gain on sale of premises and equipment	(5)	-
Amortization of investment securities and loan premiums	350	5
Accretion of investment securities and loan discounts	(141)	-
Decrease in accrued interest receivable	695	369
Increase in other assets	(1,283)	(84)
Decrease in accrued interest payable	(1,046)	-
(Decrease) increase in other liabilities	(391)	113
Net cash provided by operating activities	5,195	4,550

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	9,889	14,526
Proceeds from maturities	37,384	36,251
Purchases	(31,060)	(35,201)
Investment securities held to maturity:
Proceeds from maturities	1,965	9
Net (increase) in loans	(44,747)	(13,343)
Purchases of loan pool participatons	(9,631)	-
Principal recovery on loan pool participations	11,399
Purchases of premises and equipment	(1,560)	(535)
Proceeds from disposal of premises and equipment	1,388	-
Net cash acquired in merger	17,997	-
Activity in bank-owned life insurance:
Purchases	43	-
Increase in cash value	(325)	(161)
Net cash (used in) provided by investing activities	(7,258)	1,546

Cash flows from financing activities:
Net increase in deposits	22,317	26,315
Net increase in federal funds purchased	10,615	-
Net decrease in securities sold under agreements to repurchase	(1,850)	(9,069)
Proceeds from Federal Home Loan Bank advances	34,000	10,975
Repayment of Federal Home Loan Bank advances	(17,277)	(15,995)
Net decrease increase in notes payable	(1,735)	-
Dividends paid	(1,324)	(1,656)
Proceeds from exercise of stock options	46	1
Repurchase of common stock	(525)	(530)
Net cash provided by financing activities	44,267	10,041

Net increase in cash and cash equivalents	42,204	16,137
Cash and cash equivalents at beginning of period	34,220	17,449
Cash and cash equivalents at end of period	$76,424	$33,586

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,967	$9,092
Income taxes	$2,581	$1,179

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

Prior to the merger, ISB Financial Corp.’s wholly-owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank. Subsequent to the merger, the Company added MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. as wholly-owned subsidiaries.

2.	Basis of Presentation

The accompanying consolidated statement of income for the three months ended June 30, 2008 include the accounts and transactions of the Company and its wholly-owned subsidiaries, Iowa State Bank & Trust Co., First State Bank, MidWestOne Bank, MidWestOne Insurance and Services, Inc. The consolidated statement of income for the three months ended June 30, 2007 includes the results of the Company, Iowa State Bank & Trust Co. and First State Bank. The consolidated statements of income and cash flows for the six months ended June 30, 2008 includes the results of operations for the Company and Iowa State Bank & Trust Co. and First State Bank and also includes the results of operations of MidWestOne Bank and MidWestOne Insurance Services from March 15, 2008 through June 30, 2008. The consolidated statements of income and cash flows for the six months ended June 30, 2007 include the results of operations for the Company, Iowa State Bank & Trust Co. and First State Bank. The consolidated statements of condition as of June 30, 2008 include the accounts and transactions of the Company and its wholly-owned subsidiaries, Iowa State Bank & Trust Co., MidWestOne Bank, First State Bank, and MidWestOne Insurance Services, Inc. The consolidated statements of condition as of December 31, 2007 include the accounts of ISB Financial Corp. and its wholly-owned subsidiaries Iowa State Bank & Trust Co. and First State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for the three months and the six months ended June 30, 2008 and 2007.

The results for the three months or the six months ended June 30, 2008 may not be indicative of results for the year ending December 31, 2008, or for any other period.

3.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes

Federal income tax expense for the three months and the six months ended June 30, 2008 and 2007 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. The Company did not recognize any increase or decrease for unrecognized tax benefits as a result of the adoption of FIN 48. There were no unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of June 30, 2008.

5.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended June 30, 2008 and 2007 was 8,680,792 and 5,160,868, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30, 2008 and 2007 was 7,251,827 and 5,167,510, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 8,680,792 and 5,160,868 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, weighted average diluted shares outstanding were 7,251,827 and 5,167,510, respectively. The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings per Share Information:	2008	2007	2008	2007
Weighted average number of shares outstanding during the period	8,680,792	5,160,868	7,251,827	5,167,510

Weighted average number of shares
outstanding during the period
including all dilutive potential shares	8,680,792	5,160,868	7,251,827	5,167,510

Net earnings	$2,963,000	$1,604,000	$5,238,000	$3,202,000

Earnings per share - basic	$0.34	$0.31	$0.72	$0.62

Earnings per share - diluted	$0.34	$0.31	$0.72	$0.62

6.	Fair Value Measurements

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at measurement date.

•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$3,313	$277,882	$-	$281,195

Federal Home Loan Bank Stock. Federal Home Loan Bank Stock classified as available for sale represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on the undeliverable nature related to credit risk.

Collateral Dependent Impaired Loans. While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by the Company staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of the inputs are not observable, the measurements are classified as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a non recurring basis as of June 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Federal Home Loan Bank Stock	$-	$-	$9,763	$9,763
Collateral Dependent Impaired Loans	$-	$-	$4,106	$4,106

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

In September 2006, the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (the “Issue”) was ratified. The Issue addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue was effective for the Company beginning January 1, 2008. The Company recognized a liability of $133,000 for a split-dollar life insurance arrangement with the adoption of EITF Issue No. 06-4 by recording a cumulative effect through shareholders’ equity.

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or results of operation.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP is an amendment of SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This FSP is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of the Statement will have a material impact on its financial condition or results of operations.

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

On March 14, 2008, the Company and Former MidWestOne completed their merger. The former MidWestOne was the parent company of MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. The Company merged with Former MidWestOne in order to create a strong, independent financial services institution headquartered in Iowa that has the increased resources of the combined institution and the potential to achieve greater earnings and balance sheet growth. The Company believes its customer base will appreciate the expanded geographic presence of the combined geographic presence and that its shareholders will benefit from owning stock in a company with greater capital and resources. The Company issued 3,519,788 shares of common stock in exchange for 100% of common stock of Former MidWestOne with a market value of approximately $81.8 million. Former MidWestOne had assets in excess of $760 million and 19 banking offices located in Iowa.

The following is Former MidWestOne’s condensed balance sheet showing the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition. Given the timing of the transaction closing, the purchase price allocation has not been finalized. The Company is in the process of obtaining third-party valuations of certain tangible assets and liabilities, and intangible assets; thus the allocation of the purchase price is subject to refinement. The Company anticipates that the valuations will be finalized in the 3rd quarter of 2008.

Condensed Balance Sheet

Cash & Cash Equivalents	$20,351
Investment Securities	80,978
Loans (net)	536,223
Loan Pools	90,876
Other Assets	42,954
Other Intangible Assets	13,507
Total Assets	$784,289

Deposits	$586,721
Fed Funds Purchased	6,000
FHLB Advances	96,113
Other Borrowed Money	1,500
Trust Preferred	15,245
Other Liabilities	10,519
Total Liabilites	716,098

Net Assets Acquired	68,791

Capitalized Merger Costs	3,238

Value of Shares Issed	81,765

Goodwill (shares isued to Former MidWestOne
shareholders less net assets acquired plus merger costs)	$16,212

The Company is in the process of finalizing the purchase price allocations related to the Merger on March 14, 2008. The following is a summary of the original purchase price estimates and the subsequent adjustments through June 30, 2008.

	Original	Updated
Category	Estimate	Amount	Net Change

Purchase Accounting Valuations:
Investment securities	$-	$825	$825
Loans	(8,382)	2,939	11,321
Loan pool participations	(1,237)	(3,090)	(1,853)
Fixed assets	2,000	2,000	-

Time deposits	(105)	(3,001)	(2,896)
Federal Home Loan Bank advances	602	1,513	911
Trust preferred securities	(312)	(219)	93

Core Deposit Intangible	10,589	5,737	(4,852)

Trade Name Intangible	-	7,040	7,040

Goodwill	30,446	16,212	(14,234)

Total Allocations	$33,601	$29,956	$(3,645)

Assuming the Merger of Former MidWestOne occurred on January 1, 2008, the following summarizes the unaudited pro forma combined operating results for the three months and six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(dollars in thousands, except per share)	2008	2007
Pro forma Interest Income	$40,681	$41,169
Pro forma Interest Expense	18,224	19,868
Pro forma Net Interest Income	22,457	21,301
Pro forma Provision for Loan Losses	1,080	876
Pro forma Noninterest Income	7,303	7,439
Pro forma Noninterest Expense	20,975	20,003
Pro forma Income before Tax	7,705	7,861
Pro forma Income Tax	2,472	2,348
Pro forma Net Income	$5,233	$5,513

Pro forma earnings per share - basic	$0.60	$0.63

Proforma earnings per share - diluted	$0.60	$0.63

	Three Months Ended June 30,
(dollars in thousands, except per share)	2008	2007
Pro forma Interest Income	$20,074	$21,120
Pro forma Interest Expense	8,702	10,138
Pro forma Net Interest Income	11,373	10,982
Pro forma Provision for Loan Losses	758	329
Pro forma Noninterest Income	3,273	3,716
Pro forma Noninterest Expense	9,975	9,880
Pro forma Income before Tax	3,912	4,489
Pro forma Income Tax	949	1,322
Pro forma Net Income	$2,963	$3,167

Pro forma earnings per share - basic	$0.34	$0.36

Proforma earnings per share - diluted	$0.34	$0.36

10.	Goodwill and Other Intangible Assets

Goodwill is subject to impairment testing annually under the provisions of Financial Accounting Standards Board Statement No. 142 “Goodwill and other intangible assets” (“SFAS 142”). The Company has historically tested goodwill for impairment at the end on the third quarter. SFAS 142 does provide that goodwill should be tested more frequently upon the occurrence of certain defined events or a change in circumstances. A significant change in the business climate is one of these defined events. Due to the decline in the Company’s stock price to a level below its book value, the Company evaluated its goodwill for impairment at the end of the second quarter of 2008. Goodwill was determined to not be impaired at that time and no impairment write-down of goodwill was recorded. Management will continue to evaluate goodwill for potential impairment given the uncertain business climate and the level of the Company’s stock price relative to book value.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (the “Company”), which includes its wholly-owned banking subsidiaries: Iowa State Bank & Trust Co. and First State Bank for the three months and the six months ended June 30, 2008 compared to the same periods in 2007. The merger of the Former MidWestOne was completed as of the close of business on March 14, 2008. The results of operations for the quarter ended June 30, 2008 include the Company and its subsidiaries and the results of operations of the subsidiaries of the Former MidWestOne. The subsidiaries of the Former MidWestOne are MidWestOne Bank, its wholly-owned insurance agency, MidWestOne Insurance Services, Inc., and its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. The results of operations for the six months ended June 30, 2008 include the Company and its subsidiaries plus the results of operations of the subsidiaries of the Former MidWestOne from March 15 through June 30, 2008. The discussion also focuses on the consolidated financial condition of the Company and its subsidiaries as of June 30, 2008 compared with December 31, 2007. The consolidated financial condition as of June 30, 2008 reflects the inclusion of the additional assets and liabilities of the Former MidWestOne in the Company’s totals.

The Company is a community-based financial holding company headquartered in Iowa City, IA. The Company through its wholly-owned subsidiaries provides a wide range of services, including traditional banking services, trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. The Company provides a full range of services to individual and corporate customers located primarily in the eastern half of Iowa.

Natural disasters in late May and early June 2008 affected the Company’s operations. On May 25, 2008, the Parkersburg branch of First State Bank was destroyed by a tornado that leveled much of the community. The branch has reopened in temporary facilities and rebuilding efforts have begun. The facility was insured, which is expected to cover most of the reconstruction cost. Flooding in eastern Iowa in early June inundated the Waterloo office of MidWestOne Bank and the Coralville office of Iowa State Bank & Trust Company. The Waterloo office remains closed with the customers being serviced by the nearby Cedar Falls location. Management is currently exploring options for the Waterloo office. The Coralville office was relocated to a temporary facility. Re-opening of the Coralville office is anticipated during the fourth quarter of 2008. The monetary effect of the flooding has not been quantified as the extent of the damage and the costs necessary to reconstruct or replace have not been fully determined. Neither the Waterloo nor the Coralville office was covered by flood insurance.

On July 9, 2008, the Company announced that it had entered into an agreement to divest itself of its branch location in Wapello, Iowa. Community Bank of Muscatine, Iowa, will assume approximately $9.5 million in deposits of the Wapello branch and will retain the existing employees. The Company will retain the loans associated with the branch. Subject to purchaser’s regulatory approval, the transaction is expected to close early in fourth quarter of 2008. The sale agreement provides that the Company will receive upon closing a premium of 6% of the deposits assumed by the purchaser.

The merger of the Company’s three bank subsidaires was completed effective August 9, 2008. The resulting institution is named MidWestOne Bank with headquarters in Iowa City, IA.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2008

Summary

The Company earned net income of $3.0 million for the quarter ended June 30, 2008, compared with $1.6 million for the quarter ended June 30, 2007, an increase of 88%. Net income for the quarter ended June 30, 2008 was reduced by an “other than temporary impairment” loss on equity securities held by the Company. The amount of the loss was $567,000, which net of tax effect, resulted in a reduction in net income of $374,000 or $0.04 per share. Basic and diluted earnings per share for the second quarter of 2008 were $.34 versus $.31 for the second quarter of 2007. The Company’s return on average assets for the second quarter of 2008 was 0.79% compared with a return of 0.95% for the same period in 2007. The Company’s return on average equity was 7.65% for the quarter ended June 30, 2008 versus 8.77% for the quarter ended June 30, 2007. Return on average tangible equity was 9.79% for the second quarter of 2008 compared with 9.36% for the same period in 2007.

Second quarter results were affected by a write-down of equity securities held in the Company’s investment portfolio that were determined to be an “other than temporary impairment” loss. This write-down was attributable to the decline in the market prices of these stocks, which were below their historical cost. They were adjusted to reflect the June 30, 2008, market values in accordance with generally accepted accounting principles.

The following table presents selected financial results and measures for the second quarter of 2008 and 2007.

	Quarter Ended June 30,
($ amounts in thousands)	2008	2007
Net Income	$2,963	$1,604
Average Assets	1,500,285	674,235
Average Shareholders’ Equity	155,414	73,393
Return on Average Assets	0.79%	0.95%
Return on Average Equity	7.65%	8.77%
Return on Average Tangible Equity	9.79%	9.36%
Equity to Assets (end of period)	10.31%	10.71%
Tangible Equity to Assets (end of period)	8.30%	10.09%

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended June 30, 2008 increased $6.5 million, or 134%, to $11.4 million from $4.9 million from the quarter ended June 30, 2007. Total interest income was $10.5 million greater in the second quarter of 2008 compared with the same period in 2007. Most of the increase in interest income was due to increased interest on loans, which was mainly attributable to increased volumes attributable to the merger. The increase in interest income was offset by increased interest expense on deposits and borrowed funds. Total interest expense for the second quarter of 2008 increased $4.0 million, or 84%, compared with the same period in 2007 due primarily to increased volumes. The Company’s net interest margin on a federal tax-equivalent basis for the second quarter of 2008 increased to 3.45% compared with 3.09% in the second quarter of 2007. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 5.96% for the second quarter of 2008 compared with 6.08% for the second quarter of 2007. The rate on interest-bearing liabilities decreased in the second quarter of 2008 to 2.84% compared to 3.43% for the second quarter of 2007.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the quarter ended June 30, 2008 and 2007. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs.

	Quarter ended June 30,
	2008			2007
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Average earning assets:
Loans	967,578	14,849	6.17%	391,292	6,954	7.21%
Loan pool participations	85,666	1,796	8.43%	-	-	0.00%
Investment securities:
Available for sale	303,132	3,797	5.04%	231,311	2,551	4.47%
Held to maurity	9,955	87	3.51%	-	-	0.00%
FHLB and Other Stock	3,115	17	2.19%	3,031	0	0.00%
Federal funds sold	27,113	148	2.20%	5,604	83	6.01%
Total earning assets	1,396,559	20,694	5.96%	631,238	9,589	6.16%

Average interest-bearing liabilities:
Interest-bearing demand deposits	283,445	573	0.81%	214,386	447	0.85%
Savings deposits	139,952	853	2.45%	29,502	345	4.74%
Certificates of deposit	581,096	5,266	3.64%	207,711	2,880	5.02%
Federal funds purchased	2,141	14	2.63%	3,517	27	3.11%
Securities sold under agreements to repurchase	50,133	267	2.14%	46,531	511	4.45%
Federal Home Loan Bank advances	160,918	1,523	3.81%	45,549	508	4.50%
Long-term debt	15,454	206	5.36%	1,538	22	5.65%
Total interest-bearing liabilities	1,233,139	8,702	2.84%	548,734	4,737	3.50%

Net interest income		11,992			4,852
Net interest margin			3.45%			3.09%

Interest income and fees on loans increased $7.9 million, or 124%, in the second quarter of 2008 compared to the same period in 2007. Average loans were $576.3 million, or 146% higher in the first quarter of 2008 compared with 2007, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the Merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans decreased from 7.21% in the second quarter of 2007 to 6.17% in second quarter of 2008, primarily due to the overall decline in market interest rates between the periods.

Interest and discount income on loan pool participations was $1.8 million for the second quarter of 2008. These loan pool participations are pools of performing and distressed and nonperforming loans that Former MidWestOne purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. The Company invests in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. Currently, the Company holds $89.1 million in loan pool participations. The interest and discount income recognized by the Company is net of associated collection costs.

Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations were historically a high-yield activity for Former MidWestOne, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. Former MidWestOne adopted SOP 03-3 on January 1, 2005. All loans that Former MidWestOne purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated amounts of income significantly greater than what would have been recognized under the cash basis. Loan pool participations that are not subject to the “accretable yield” requirements also utilize the cash basis for recognition of interest income and discount recovery.

Interest income on investment securities increased $1.3 million, or 41.3%, in the second quarter of 2008, compared with the first quarter of 2007 mainly due to higher volume of securities in the portfolio as a result of the Merger, as well as a slightly higher yield in 2008. Interest income on investment securities totaled $3.3 million in the second quarter of 2008 compared with $2.7 million for the second quarter of 2007. The average balance of investments in the second quarter of 2008 was $313.1 million compared with $231.0 million in the second quarter of 2007, reflecting the Merger. The tax-equivalent yield on the Company’s investment portfolio in the second quarter of 2008 increased to 4.99% from 4.47% in the comparable period of 2007 reflecting reinvestment of maturing securities and purchases of new securities at higher market interest rates.

Interest expense on deposits was $3.0 million, or 82%, greater in the second quarter of 2008 compared with the same period in 2007 mainly due to the increased volume of deposits following the Merger. Offsetting this increase in deposits was a decrease in interest rates paid on deposits as the weighted average rate paid on interest-bearing deposits was 3.25% in the second quarter of 2008 compared with 3.63% in the second quarter of 2007. This decline reflected the reduction in interest rates on deposits throughout the markets. The recent reductions in market interest rates have enabled the Company to substantially reduce the rates it pays on deposit accounts. Average interest-bearing deposits for the second quarter of 2008 were $552.9 million greater compared with the same period in 2007 as a result of the Merger.

Interest expense on borrowed funds was $1.2 million greater in the second quarter of 2008 compared with the same period in 2007. Interest on borrowed funds totaled $1.7 million for the second quarter of 2008. The Company’s average borrowed funds balances were greater in 2008 mainly due to the Merger, which resulted in additional interest expense. Lower market interest rates in 2008 helped to offset the higher volume of borrowed funds. Average borrowed funds for the second quarter of 2008 were $129.3 million greater compared to the same period in 2007. The majority the difference was created through advances by the Federal Home Loan Bank. The weighted average rate paid on borrowed funds increased to 4.91% in the second quarter of 2008 compared with 4.65% in the second quarter of 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $758,000 in the second quarter of 2008 compared with a $150,000 provision in the second quarter of 2007. Net loans charged off in the second quarter of 2008 totaled $90,000 compared with net loans charged off of $15,000 in the second quarter of 2007. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2008; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $1.1 million, or 50%, greater in the second quarter of 2008 compared with the same period in 2007. Most of the change between the periods is due to the merger. During the second quarter of 2008, the Company recognized an “other than temporary impairment” write-down of $567,000 on equity securities held as available for sale investments. This write-down was attributable to the decline in market prices of these stocks, which were below their historical cost. They were adjusted to reflect their June 30, 2008, market values in accordance with generally accepted accounting principles. Security losses totaled $499,000 in the second quarter of 2008 compared with no gain or loss recognized in the second quarter of 2007.

Noninterest Expense

Noninterest expense for the second quarter of 2008 was $10.0 million and included all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Noninterest expense for the second quarter of 2008 increased $5,245,000 over the second quarter of 2007 primarily due to the merger with Former MidWestOne. The Company’s three subsidiary banks were merged on August 9, 2008, which will facilitate the realization of anticipated cost saves in the future. Minimal cost savings have been recognized during the second quarter of 2008. It is anticipated that personnel costs and other operating expenses will be reduced in future periods following the merger of the banking subsidiaries of the Company.

Income Tax Expense

The Company incurred income tax expense of $949,000 for the second quarter ended June 30, 2008 compared with $554,000 for the same period of 2007. The effective income tax rates for the three months ended June 30, 2008 and 2007 was 24.2% and 25.7%, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on recently purchased bonds has increased and the Company has a higher volume of municipal bonds.

Six Months Ended June 30, 2008

Summary

The Company earned net income of $5.2 million for the six months ended June 30, 2008, compared with $3.2 million for the six months ended June 30, 2007, an increase of 64%. The increase in net income was primarily due to the merger. Basic and diluted earnings per share for the first half of 2008 were $0.72 versus $0.62 for the first half of 2007. The Company’s return on average assets for the first half of 2008 was 0.90% compared with a return of 0.96% for the first half of 2007. The Company’s return on average equity was 8.71% for the six months ended June 30, 2008 versus 8.85% for the six months ended June 30, 2007. Return on tangible equity was 10.62% for the first half of 2008 compared with 9.45% for the same period in 2007.

The following table presents selected financial results and measures for the first half of 2008 and 2007.

	Six Months Ended June 30,
(Dollar amounts in thousands)	2008	2007
Net Income	$5,238	$3,202
Average Assets	1,172,241 *	669,978
Average Shareholders’ Equity	121,344 *	72,932
Return on Average Assets	0.90%	0.96%
Return on Average Equity	8.71%	8.85%
Return on Average Tangible Equity	10.62%	9.45%
Equity to Assets (end of period)	10.31%	10.71%
Tangible Equity to Assets (end of period)	8.03%	10.09%

* Note - Averages for the six months reflect the inclusion of and the increase in average assets and shareholders’ equity resulting from the merger with Former MidWestOne from March 15, 2008 through June 30, 2008.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2008 increased $8.0 million, or 84%, to $17.5 million from $9.5 million from the six months ended June 30, 2007. Total interest income was $12.8 million greater in the first six months of 2008 compared with the same period in 2007. Most of the increase in interest income was due to increased interest on loans and loan pools, which was mainly attributable to increased volumes of loans and loan pools reflecting the merger. The increase in interest income was offset by increased interest expense on deposits and borrowed funds related to the merger. Total interest expense for the first half of 2008 increased $4.9 million, or 53%, compared with the same period in 2007 due primarily to increased volumes. The Company’s net interest margin on a federal tax-equivalent basis for the first six months of 2008 increased to 3.42% compared with 3.21% for the six months ended June 30, 2007. The Company’s overall yield on earning assets declined to 6.18% for the first six months of 2008 compared with 6.24% for the six months ended June 30, 2007. The rate on interest-bearing liabilities decreased in the first half of 2008 to 2.33% compared to 3.53% for the first half of 2007.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the six months ended June 30, 2008 and 2007. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average balances for the six months ended June 30, 2008 reflect the additional assets and liabilities of the acquired subsidiaries from March 15, 2008 through June 30, 2008.

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Average earning assets:
Loans	$719,688	$23,396	$6.57%	$361,398	$13,539	7.55%
Loan pool participations	66,088	1,917	5.87%	-	-	0.00%
Interest-bearing deposits	78	18	46.66%	111	3	5.45%
Investment securities:
Available for sale	222,156	5,908	5.38%	232,924	5,003	4.33%
Held to maurity	7,611	103	2.74%	-	0	0.00%
FHLB and Other Stock	3,079	6	0.39%	-	-	0.00%
Federal funds sold	15,300	228	3.01%	7,639	195	5.15%
Total earning assets	$1,034,000	$31,576	6.18%	$585,117	$18,743	6.24%

Average interest-bearing liabilities:
Interest-bearing demand deposits	$311,495	$1,049	0.68%	$214,032	$868	0.82%
Savings deposits	106,923	1,186	2.24%	29,668	689	4.68%
Certificates of deposit	578,541	8,638	3.02%	205,060	5,533	5.44%
Federal funds purchased	14,616	31	0.43%	2,044	57	5.62%
Securities sold under agreements to repurchase	49,910	602	2.44%	46,965	1,024	4.40%
Federal Home Loan Bank advances	148,711	2,284	3.11%	44,862	1,010	4.54%
Notes payable	1,238	29	4.74%	1,742	49	2.81%
Long-term debt	7,809	246	6.37%	-	-	0.00%
Total interest-bearing liabilities	$1,219,243	$14,065	2.33%	$544,237	$9,230	3.53%

Net interest income		$17,511			$10,299
Net interest margin			3.42%			3.29%

Interest income and fees on loans increased $9.8 million, or 73%, in the first six months of 2008 compared to the same period in 2007. Average loans were $332.7 million, or 86% higher in the six months of 2008 compared with 2007, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the Merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans decreased from 7.55% in the first six months of 2007 to 6.57% in the first six months of 2008, primarily due to the overall decline in market interest rates between the periods.

Interest and discount income on loan pool participations was $1.8 million for the first six months of 2008. These loan pool participations are pools of performing and distressed and nonperforming loans that Former MidWestOne purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. The Company invests in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. Currently, the Company holds $89.1 million in loan pool participations.

Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations were historically a high-yield activity for Former MidWestOne, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. Former MidWestOne adopted SOP 03-3 on January 1, 2005. All loans that Former MidWestOne purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated amounts of income significantly greater than what would have been recognized under the cash basis. Loan pool participations that are not subject to the “accretable yield” requirements also utilize the cash basis for recognition of interest income and discount recovery.

Interest income on investment securities increased $1.0 million, or 20%, in the six months ended June 30, 2008, compared with the first half of 2007 mainly due to higher volume of securities in the portfolio as a result of the Merger, as well as a slightly higher yield in 2008. Interest income on investment securities totaled $6.0 million in the first half of 2008 compared with $5.0 million for the first half of 2007. The average balance of investments in the first half of 2008 was $229.7 million compared with $232.9 million in the first half of 2007. The tax-equivalent yield on the Company’s investment portfolio in the first half of 2008 increased to 5.29% from 4.86% in the comparable period of 2007 reflecting reinvestment of maturing securities and purchases of new securities at higher market interest rates.

Interest expense on deposits was $3.8 million, or 53%, greater in the first half of 2008 compared with the same period in 2007 mainly due to the increased volume of deposits following the Merger. Offsetting this increase in deposit volumes was a decrease in interest rates paid on deposits as the weighted average rate paid on interest-bearing deposits was 2.21% in the first half of 2008 compared with 3.32% in the first half of 2007. This decline reflected the reduction in interest rates on deposits throughout the markets. The recent reductions in market interest rates have enabled the Company to substantially reduce the rates it pays on deposit accounts. Average interest-bearing deposits for the first half of 2008 were $548.2 million greater compared with the same period in 2007 as a result of the Merger.

Interest expense on borrowed funds was $1.5 million greater in the first half of 2008 compared with the same period in 2007. Interest on borrowed funds totaled $2.6 million for the first half of 2008. The Company’s average borrowed funds balances were greater in 2008 mainly due to the Merger, which resulted in additional interest expense. Lower market interest rates in 2008 helped to offset the higher volume of borrowed funds. Average borrowed funds for the first half of 2008 were $111.2 million greater compared to the same period in 2007. The weighted average rate paid on borrowed funds increased to 4.66% percent in the first six months of 2008 compared with 4.48% in the first six months of 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $828,000 in the first half of 2008 compared with a $300,000 provision in the first half of 2007. Net loans charged off in the first half of 2008 totaled $393,000 compared with net recoveries of loans previously charged off of $15,000 in the first half of 2007. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2008; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $1.45 million, or 33%, greater in the first six months of 2008 compared with the same period in 2007. Most of the increase between the first six months of 2008 in comparison to the same period of 2007 was due to the merger.

Noninterest Expense

Noninterest expense for the six months of 2008 was $15.5 million and included all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Operating expenses for the subsidiaries of Former MidWestOne were included for the period from March 15, 2008 through June 30, 2008, which is the primary result of the increase from the comparable period. It is anticipated that personnel costs and other operating expenses will be reduced in future periods as the banking subsidiaries of the Company are merged.

Income Tax Expense

The Company incurred income tax expense of $1.81 million for the six months ended June 30, 2008 compared with $1.12 million for the six months ended June 30, 2007. The effective income tax rates for the first six months of 2008 and 2007 was 25.7% and 25.9%, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on recently purchased bonds has increased and the Company has a higher volume of municipal bonds.

FINANCIAL CONDITION

Total assets as of June 30, 2008 were $1.54 billion compared with $702.0 million as of December 31, 2007, an increase of $842.4 million. The increase reflects the assets contributed by Former MidWestOne in the Merger, which was completed on March 14, 2008.

Investment Securities

Investment securities available for sale totaled $281.2 million as of June 30, 2008. This was an increase of $49.1 million from December 31, 2007. The increase in the balance was due primarily to the Merger. Investment securities classified as held to maturity increased to $8.7 million as of June 30, 2008, also as a result of the merger. The investment portfolio consisted mainly of U.S. Government Agency securities, mortgage-backed securities and obligations of states and political subdivisions.

During the second quarter of 2008, the Company recognized an “other than temporary impairment” write-down of $567,000 on equity securities held in the available for sale investments category. This write-down was attributable to the decline in the market prices of these stocks, which were below their historical cost. These equity securities are all publicly-traded stocks of companies in the financial services industy. The value of these holdings declined in concert with the market decline in financial services stocks during the past nine months.

Loans

Total loans (excluding loan pool participations) were $988.5 million as of June 30, 2008, compared with $404.3 million as of December 31, 2007, an increase of $584.2 million. The increase was primarily due to the Merger. As of June 30, 2008 the Company’s loan to deposit ratio was 87.0% compared with a year-end 2007 loan to deposit ratio of 76.3%, reflecting the higher loan to deposit ratio of Former MidWestOne. Management anticipates that the loan to deposit ratio will be reduced in future periods. Prior to the Merger, real estate loans made up a significant portion of each of the Company’s and Former MidWestOne’s loan portfolios. As of June 30, 2008, loans secured by commercial real estate comprised the largest category in the portfolio at approximately 41% of total loans. Residential real estate loans were the next largest category at 27%. Commercial loans made up approximately 21% of the total loan portfolio. Agricultural loans were approximately 9% of the total loan portfolio, with the remaining 2% of the portfolio in consumer loans. All of these percentages relate to our direct loans and do not include loan pool participations. Included in commercial real estate are construction and development loans totaling approximately $84 million, or 9% of total loans.

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

Loan Pool Participations

As of June 30, 2008, the Company had loan pool participations of $89.1 million. Loan pools are participation interest in performing, sub-performing and non-performing loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne has engaged in this activity since 1988. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represented the discounted purchase cost of the loan pool participations. The Company acquired new loan pool participations totaling $9.6 million during the second quarter of 2008. As of June 30, 2008, the categories of loans by collateral type in the loan pools were commercial real estate - 51%, commercial loans - 12%, agricultural and agricultural real estate - 9%, single-family residential real estate - 14% and other loans - 14%. The Company has minimal exposure in loan pools to consumer real estate subprime credit or to construction and real estate development loans.

Goodwill and Other Intangible Assets

Goodwill totaled $20.8 million as of June 30, 2008 and $4.4 million as of December 31, 2007. The increase in goodwill was due to the Merger. As of June 30, 2008 the Company has not finalized the valuation of certain tangible and intangible assets given the timing of the transaction. The Company is in the process of obtaining third-party valuations of certain tangible assets and liabilities, and intangible assets; thus the allocation of the purchase price is subject to refinement.

Goodwill is subject to impairment testing annually under the provisions of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”). The Company has historically tested goodwill for impairment at the end on the third quarter. SFAS 142 does provide that goodwill should be tested more frequently upon the occurrence of certain defined events or a change in circumstances. A significant change in the business climate is one of these defined events. Due to the decline in the Company’s stock price to a level below its book value, the Company evaluated its goodwill for impairment at the end of the second quarter of 2008. Goodwill was determined to not be impaired at that time and no impairment write-down of goodwill was recorded. Management will continue to evaluate goodwill for potential impairment given the uncertain business climate and the level of the Company’s stock price relative to book value.

Other intangible assets increased to $13.8 million as of June 30, 2008 as a result of the Merger. The Company has not finalized the valuation of the intangible assets given the timing of the transaction. The Company is in the process of finalizing its third-party valuation of the intangibles assets; thus the allocation of purchase price is subject to refinement. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the respective intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table summarizes the amounts and carrying values of intangible assets as of June 30, 2008 and December 31, 2007.

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
	(years)	(in thousands)
June 30, 2008
Other intangible assets:
Mortgage servicing rights	6	$321	147	174
Insurance agency intangible	6	$53	22	31
Core deposit premium	10	$5,737	(112)	5,849
Trade name intangible	-	$7,040	-	7,040
Customer list intangible	15	$730	16	714
Total		$13,881	$73	$13,808

December 31, 2007
Other intangible assets:
Mortgage servicing rights	6	$321	88	233
Insurance agency intangible	6	$53	18	35
Total		$374	$106	$268

The following table summarizes future amortization expense of intangible assets. Amortization of intangible assets is recorded using an accelerated  method based on the estimated useful lives of the respective intangible assets.

	Mortgage	Insurance	Core	Cutomer
	Servicing	Agency	Deposit	List
(in thousands)	Rights	Intangible	Premium	Intangible	Totals

Six months ended December 31, 2008	$59	5	(112)	32	(16)

Year ended December 31,
2009	115	9	87	57	268
2010	-	9	336	55	400
2011	-	8	526	53	587
2012	-	-	651	51	702
2013	-	-	746	49	795
Thereafter	-	-	3,615	417	4,032

Total	$174	31	5,849	714	6,768

Other Assets - Insurance Receivable

Included in the Other Assets amount is an Insurance Receivable totaling $1,381,000 which represents the net book value of the real estate and equipment of the Parkersburg Branch as of the date of loss. This amount is anticipated to be received from the bank's insurance carrier.

Deposits

Total deposits as of June 30, 2008 were $1.14 billion compared with $526.6 million as of December 31, 2007, an increase of $609.1 million, which was largely due to the Merger. Certificates of deposit were the largest category of deposits at June 30, 2008 representing approximately 50% of total deposits. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit.

Federal Home Loan Bank Advances

The Company had $16.7 million federal funds purchased at June 30, 2008 and no federal funds purchased as of December 31, 2007. During the first six months of 2008, the Company had an average balance of federal funds purchased of $14.6 million. Advances from the Federal Home Loan Bank totaled $159.8 million as of June 30, 2008 compared with $47.0 million as of December 31, 2007. The increase in Federal Home Loan Bank advances was mainly due to the Merger. The Company also increased its utilization of Federal Home Loan Bank advances to take advantage of low interest rates on longer-term advance funding. The Company utilizes Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.

Long-term Debt

Long-term debt in the form of trust-preferred securities was $15.3 million as of June 30, 2008. In connection with the Merger, the Company assumed $15.3 million of junior subordinated debentures that had been issued on September 20, 2007 by MidWestOne Capital Trust II, a trust formed by Former MidWestOne. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at the issuer’s option in 5 years. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR + 1.59% on the remainder.

Nonperforming Assets

The Company’s nonperforming assets totaled $10.9 million (1.15% of total loans) as of June 30, 2008, compared to $1.3 million (.32% of total loans) as of December 31, 2007. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of June 30, 2008 compared with December 31, 2007:

	June 30, 2008	December 31, 2007
Impaired Loans and Leases:
Nonaccrual	$5,618	782
Restructured	-	-
Total Impaired Loans and Leases	5,618	782

Loans and Leases Past Due 90 Days or More	3,786	517

Total Nonperforming Loans	9,404	1,299

Other Real Estate Owned	1,547	-
Total Nonperforming Assets	$10,951	1,299_

On June 30, 2008, the Company’s nonaccrual loans totaled $5.6 million, an increase of $4.8 million from December 31, 2007. The increase in nonaccrual loans was partially due to the Merger as well as a $1 million convenience store credit that was placed on nonaccrual status. Loans ninety days past due increased $3.8 million primarily due to the Merger. There were no troubled debt restructures on June 30, 2008 or December 31, 2007. Other real estate owned increased to $1.5 million as of June 30, 2008 due to the Merger. The Company had no other real estate owned as of December 31, 2007. Other real estate owned as of June 30, 2008 consisted primarily of a truck stop/convenience store, six small commercial real estate properties and six residential real estate properties. All of the other real estate property was acquired through foreclosures. The Company is actively working to sell all properties. Other real estate is carried at appraised value based at date of acquisition. Additional discounts will likely be required to market the property, resulting in a write down through expense.

The Company’s allowance for loan losses as of June 30, 2008 was $10.6 million, which was 1.07% of total loans (excluding loan pools) as of that date. This compares with an allowance for loan losses of $5.5 million as of December 31, 2007, which was 1.35% of total loans. The change in the allowance as a percentage of total loans reflects the Merger and net charge-offs during the first six months of 2008. For the same period, the Company experienced net loan charge-offs of $552,000. Gross charge-offs for the first half of 2008 totaled $818,000, which consisted primarily of a write-down on a commercial real estate line, a commercial line and a large personal line. Additional charge-offs related to smaller consumer credits were also taken. These write-downs had been previously reserved and no additional provision for loss was necessary. Net recoveries of previously charged-off loans totaled $266,000 during the first half of 2008. As of June 30, 2008, the allowance for loan losses was 113.0% of nonperforming loans compared with 420.8% as of December 31, 2007. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2008, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Balance at beginning of year	$5,466	5,298
Provision for loan losses	828	300
Recoveries on loans previously charged off	266	40
Loans charged off	(818)	(25)
Allowance from acquired bank	4,880	-
Balance at end of period	$10,622	5,613

Capital Resources

The Company issued 3,519,788 shares of common stock to shareholders of the Former MidWestOne on March 14, 2008, in consummation of the Merger. The market value of the transaction was $81.8 million based on a per share price of $23.23. This per share price was determined utilizing the median price to book of a peer group of publicly-traded Midwestern banking organizations as of the date the Agreement and Plan of Merger was executed by the Company and Former MidWestOne. This peer group median price of 159% of book was applied to the Company’s book value as of the merger announcement date to determine the per share price, as the Company was not a publicly traded company on the date of acquisition.

Total shareholders’ equity was 10.31% of total assets as of June 30, 2008 and was 11.02% as of December 31, 2007. Tangible equity to tangible assets was 8.30% as of June 30, 2008 and 10.47% as of December 31, 2007. The Company’s Tier 1 Capital Ratio was 10.75% of risk-weighted assets as of June 30, 2008 and was 15.35% as of December 31, 2007, compared to a 4.00% regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of June 30, 2008, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiaries were all “well capitalized” under regulatory prompt corrective action provisions.

On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program of up to $5,000,000 worth of common stock through December 31, 2008. During the second quarter of 2008, the Company repurchased 35,000 shares of common stock on the open market for a total of $525,000. A total of 5,302 shares were issued during the first six months of 2008 for options exercised under previously awarded grants. The board of directors at their July 17, 2008 meeting declared a cash dividend of $.1525 per share payable on September 15, 2008 to shareholders of record as of September 1, 2008.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $76.4 million as of June 30, 2008, compared with $34.2 million as of December 31, 2007. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2008 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Critical Accounting Policies

The Company has identified four critical accounting policies and practices relative to the financial condition and results of operation. These four accounting policies relate to the allowance for loan losses, loan pool accounting, purchase accounting and testing for impairment of goodwill.

The allowance for loan losses is based on management’s estimate. Management believes the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. In the event that management’s evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses.

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

The Company completed its Merger with the Former MidWestOne on March 14, 2008. The fair market valuation of certain assets, liabilities and intangible assets was not finalized by June 30, 2008, given the timing of the transaction. The completion of this valuation could have a significant effect on the reported amounts of certain assets, liabilities and the intangible assets. Goodwill as identified on the balance sheet could be affected based on the final valuations obtained. The Company is working with an independent third-party to finalize this fair market valuation. It is anticipated that all fair market valuations will be finalized by the end of the 3rd quarter of 2008.

Goodwill is subject to impairment testing annually under the provisions of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”). The Company has historically tested goodwill for impairment at the end on the third quarter. SFAS 142 does provide that goodwill should be tested more frequently upon the occurrence of certain defined events or a change in circumstances. A significant change in the business climate is one of these defined events. Due to the decline in the Company’s stock price to a level below its book value, the Company evaluated its goodwill for impairment at the end of the second quarter of 2008. Goodwill was determined to not be impaired at that time and no impairment charge of goodwill was recorded. Management will continue to evaluate goodwill for potential impairment given the uncertain business climate and the level of the Company’s stock price relative to book value.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of June 30, 2008, outstanding commitments to extend credit totaled approximately $195.2 million.

Commitments under standby and performance letters of credit outstanding aggregated $4.6 million as of June 30, 2008. The Company does not anticipate any losses as a result of these transactions.

Part I — Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Part I — Item 4. Controls and Procedures.

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

Part II — Item 1. Legal Proceedings

There are no material legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Part II — Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Part II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not Apllicable

(c) Repurchases of Company Equity Securities

On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program of up to $5,000,000 worth of common stock through December 31, 2008. During the second quarter of 2008, the Company repurchased 35,000 shares of common stock on the open market for a total of $525,000.

Period	(a)Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	-	-	-	$5,000,000
May 1-31, 2008	7,500	$15.91	7,500	$4,880,635
June 1-30, 2008	27,500	$14.75	27,500	$4,474,800
Total	35,000	$15.06	35,000

Part II — Item 3. Defaults Upon Senior Securities.

None.

Part II — Item 4. Submission of Matters to a Vote of Security Holders.

The planned annual meeting of shareholders of the Company scheduled for June 18, 2008, was postponed and relocated to an alternate location due to widespread flooding in the Iowa City, IA area. The postponed and relocated annual meeting of shareholders was held on June 25, 2008. There were a total of 8,697,469 shares of common stock outstanding as of the record date for the annual meeting. Two proposals were presented to the shareholders as follows:

A proposal to elect three (3) Class I Directors of MidWestOne Financial Group, Inc.; each director having a three-year term expiring in the year 2011.

Nominees	Number of Shares Voted For	Number of Shares Vote Withheld
Charles N. Funk	7,103,743	164,192
Robert D. Wersen	7,105,446	162,489
R. Scott Zaiser	7,097,939	169,996

The ratification of the appointment of KPMG, LLP as independent registered public accounting firm of MidWestOne Financial Group, Inc. for the fiscal year ending December 31, 2008.

Number of Shares	Number of Shares
Voted For	Vote Withheld	Abstentions
7,112,968	12,499	142,468

Part II — Item 5. Other Information.

None.

Part II — Item 6. Exhibits.

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

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc., filed with the Secretary of State of the State of Iowa on March 14, 2008	Incorporated by reference to Exhibit 3.3 to MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

3.2	Amended and Restated Bylaws of MidWestOne Financial Group, Inc.	Incorporated by reference to Exhibit 3.4 to MidWestOne Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed on January 14, 2008

10.1	States Resources Corp. Loan Participation and Servicing Agreement, dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company (now known as MidWestOne Financial Group, Inc.).	Incorporated by reference to Exhibit 10.3.4 of MidwestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1999

10.10	Employment Agreement between Iowa State Bank & Trust Company and Charles N. Funk, dated January 1, 2001	Incorporated by reference to Exhibit 10.11 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.11	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and W. Richard Summerwill, dated January 1, 1998	Incorporated by reference to Exhibit 10.12 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.12	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Suzanne Summerwill, dated January 1, 1998	Incorporated by reference to Exhibit 10.13 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10.13	Supplemental Retirement Agreement between Iowa State Bank & Trust Company and Charles N. Funk, dated November 1, 2001	Incorporated by reference to Exhibit 10.14 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

10. 14	Amended and Restated Supplemental Retirement Agreement between Iowa State Bank & Trust Company and John S. Koza, dated January 1, 1998	Incorporated by reference to Exhibit 10.15 to MidWestOne Financial Group, Inc.’s Registration Statement on Form S-4 (File No. 333-147628) filed on November 27, 2007

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

Dated August 14, 2008

By:	/s/ David A. Meinert
David A. Meinert
Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

Dated August 14, 2008