Form 10-Q
period 2008-09-30
MidWestOne Financial Group, Inc.
filed 2008-11-14
CIK 1412665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

As of November 5, 2008, there were 8,646,328 shares of common stock $1 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2008	2007
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$26,993	$16,294
Interest-bearing deposits in banks	131	84
Federal funds sold	-	17,842
Cash and cash equivalents	27,124	34,220
Investment securities:
Available for sale at fair value (amortized cost of $284,035 as of September 30, 2008 and $232,446 as of December 31, 2007)	279,248	235,308
Held to maturity (fair value of $8,628 as of September 30, 2008 and $101 as of December 31, 2007)	8,468	95
Loans	1,003,752	404,263
Allowance for loan losses	(11,044)	(5,466)
Net loans	992,708	398,797
Loan pool participations	100,915	-
Premises and equipment, net	26,589	11,802
Accrued interest receivable	12,647	4,639
Goodwill	26,955	4,356
Other intangible assets, net	13,543	268
Bank-owned life insurance	17,118	8,613
Other real estate owned	992	-
Other assets	14,708	3,885
Total assets	$1,521,015	$701,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$120,153	$66,340
Interest-bearing checking	378,692	135,628
Savings	58,950	79,663
Certificates of deposit under $100,000	415,684	167,045
Certificates of deposit $100,000 and over	147,337	77,939
Total deposits	1,120,816	526,615
Federal funds purchased	2,250	-
Securities sold under agreements to repurchase	50,692	45,997
Federal Home Loan Bank advances	158,709	47,000
Notes payable	2,111	1,742
Long-term debt	15,654	-
Accrued interest payable	3,908	1,734
Other liabilities	4,675	1,503
Total liabilities	1,358,815	624,591

Shareholders' equity:
Common stock, $1 par value; authorized 10,000,000 shares; issued 8,690,398 shares as of September 30, 2008 and 5,165,308 as of December 31, 2007	8,690	5,165
Additional paid-in capital	80,747	100
Treasury Stock at cost, 59,288 shares as of September 30, 2008 and -0- shares as of December 31, 2007	(872)	-
Retained earnings	76,501	72,333
Accumulated other comprehensive loss	(2,866)	(206)
Total shareholders' equity	162,200	77,392
Total liabilities and shareholders' equity	$1,521,015	$701,983

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Quarter Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$14,842	$7,024	$38,238	$20,563
Interest and discount on loan pool participations	1,228	-	3,145	-
Interest on bank deposits	23	1	26	4
Interest on federal funds sold	70	201	298	396
Interest on investment securities:
Available for sale	3,130	2,563	9,059	7,543
Held to maturity	145	5	248	5
Total interest income	19,438	9,794	51,014	28,511

Interest expense:
Interest on deposits:
Interest-bearing checking	2,125	463	3,174	1,331
Savings	109	326	1,295	1,015
Certificates of deposit under $100,000	3,744	2,044	9,731	5,799
Certificates of deposit $100,000 and over	474	989	3,125	2,853
Total interest expense on deposits	6,452	3,822	17,325	10,998
Interest on federal funds purchased	29	2	60	59
Interest on securities sold under agreements to repurchase	292	541	814	1,565
Interest on Federal Home Loan Bank advances	1,528	468	3,812	1,478
Interest on notes payable	1	28	110	77
Interest on long-term debt	187	-	433	-
Total interest expense	8,489	4,861	22,554	14,177
Net interest income	10,949	4,933	28,460	14,334
Provision for loan losses	838	75	1,666	425
Net interest income after provision for loan losses	10,111	4,858	26,794	13,909

Noninterest income:
Trust and investment fees	1,217	839	3,290	2,667
Service charges and fees on deposit accounts	1,224	555	3,068	1,526
Mortgage origination fees and gains on sales of mortgage loans	187	318	817	1,027
Other service charges, commissions and fees	266	529	1,648	1,340
Bank-owned life insurance income	121	71	354	232
Gain (loss) sale of available for sale securities	9	-	215	(299)
Impairment losses on invesment securities	-	-	(567)	-
Total noninterest income	3,024	2,312	8,825	6,493

Noninterest expense:
Salaries and employee benefits	5,815	2,749	14,918	8,161
Net occupancy and equipment expense	2,234	768	4,737	2,227
Professional fees	348	188	927	497
Data processing expense	339	363	1,253	1,074
Other operating expense	1,818	633	4,173	1,960
Loss on disposal of assets	400	-	381	-
Total noninterest expense	10,954	4,701	26,389	13,919
Income before income tax expense	2,181	2,469	9,230	6,483
Income tax expense	477	638	2,288	1,666
Net income	$1,704	$1,831	$6,942	$4,817

Earnings per common share - basic	$0.20	$0.36	$0.90	$0.93
Earnings per common share - diluted	$0.20	$0.36	$0.90	$0.93

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Accumulated
		Additional			Other
(unaudited)	Common	Paid-in	Treasury	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Captial	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2006	$5,176	$14	$-	$69,539	$(1,520)	$73,209

Comprehensive income:
Net income	-	-	-	4,817	-	4,817
Unrealized gains arising during the period on securities available for sale, net of tax	-	-	-	-	(57)	(57)
Reclassification for realized losses on securities available for sale, net of tax	-	-	-	-	186	186
Total comprehensive income	-	-	-	4,817	129	4,946
Dividends paid ($0.32 per share)	-	-	-	(1,656)	-	(1,656)
Stock options exercised (1,825 shares)	2	21	-	-	-	23
Repurchase of 19,605 shares of common stock	(19)	(14)	-	(497)	-	(530)

Balance at September 30, 2007	$5,159	$21	$-	$72,203	$(1,391)	$75,992

Balance at December 31, 2007	$5,165	$100	$-	$72,333	$(206)	$77,392

Comprehensive income:
Net income	-	-	-	6,942	-	6,942
Unrealized losses arising during the period on securities available for sale, net of tax	-	-	-	-	(2,871)	(2,871)
Reclassification adjustment for realized gains on securities available for sale, net of tax	-	-	-	-	211	211
Total comprehensive income	-	-	-	6,942	(2,660)	4,282
Dividends paid ($.15 per share)				(2,641)		(2,641)
Stock options exercised (5,302 shares)	5	40	11	-	-	56
Treasury Stock Purchased	-	-	(883)	-	-	(883)
Fractional shares paid out in merger	-	(3)	-	-	-	(3)
Shares issued in merger (3,519,788 shares)	3,520	78,245	-	-	-	81,765
Stock option value allocated to transaction purchase price	-	2,365	-	-	-	2,365
Cumulative effect adjustment for postretirement split dollar life insurance benefits	-	-	-	(133)	-	(133)

Balance at September 30, 2008	$8,690	$80,747	$(872)	$76,501	$(2,866)	$162,200

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended
(dollars in thousands)	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,942	$4,817
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,735	993
Provision for loan losses	1,666	425
Deferred income taxes	(247)	-
(Gain) loss on sale of available for sale investment securities	(215)	299
Impairment loss on available for sale investment securities	567	-
Loss on sale of premises and equipment	20	-
Amortization of investment securities and loan premiums	509	-
Accretion of investment securities and loan discounts	(191)	-
Increase in accrued interest receivable	(1,380)	(1,103)
(Increase) decrease in other assets	4,159	(311)
Decrease in accrued interest payable	(1,771)	-
(Decrease) increase in other liabilities	(5,964)	20
Net cash provided by operating activities	5,830	5,140

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	10,550	24,472
Proceeds from maturities	45,190	51,560
Purchases	(40,006)	(71,603)
Investment securities held to maturity:
Proceeds from maturities	1,967	9
Net increase in loans	(60,399)	(12,186)
Net increase in loan pool participations	(10,038)	-
Purchases of premises and equipment	(667)	(455)
Proceeds from sale of premises and equipment	7
Increase in other intangible assets	(72)	-
Net cash acquired in merger	20,351	-
Activity in bank-owned life insurance:
Purchases	(63)	(68)
(Increase) in cash value	(305)	(232)
Net cash used in investing activities	(33,485)	(8,503)

Cash flows from financing activities:
Net increase in deposits	7,480	6,311
Net decrease in federal funds purchased	(3,750)	(2,488)
Net increase in securities sold under agreements to repurchase	4,695	9,308
Proceeds from Federal Home Loan Bank advances	45,000	19,995
Repayment of Federal Home Loan Bank advances	(29,404)	(22,515)
Net increase in notes payable	6	-
Dividends paid	(2,641)	(1,656)
Proceeds from exercise of stock options	56	23
Repurchase of common stock	(883)	(530)
Net cash used in financing activities	20,559	8,448

Net increase (decrease) in cash and cash equivalents	(7,096)	5,085
Cash and cash equivalents at beginning of period	34,220	17,449
Cash and cash equivalents at end of period	$27,124	$22,534

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,451	$11,563
Income taxes	$4,052	$1,176

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

Prior to the merger, ISB Financial Corp’s wholly-owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank. Subsequent to the merger, the Company added MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. as wholly-owned subsidiaries. On August 9, 2008, the three bank subsidiaries were merged with the resulting bank known as MidWestOne Bank headquartered in Iowa City, IA.

2.	Basis of Presentation

The accompanying consolidated statement of income for the three months ended September 30, 2008 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries MidWestOne Bank and MidWestOne Insurance Services, Inc. The consolidated statement of income for the three months ended September 30, 2007 includes the results of the Company, Iowa State Bank & Trust Co. and First State Bank. The consolidated statements of income and cash flows for the nine months ended September 30, 2008 includes the results of operations for the Company and MidWestOne Bank and MidWestOne Insurance Services from March 15, 2008 through September 30, 2008. The consolidated statements of income and cash flows for the nine months ended September 30, 2007 include the results of operation for the Company, Iowa State Bank & Trust Co. and First State Bank. The consolidated statements of condition as of September 30, 2008 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries, MidWestOne Bank and MidWestOne Insurance Services, Inc, as well as its former wholly-owned subsidiaries Iowa State Bank & Trust Co., First State Bank and MidWestOne Investment Services. The consolidated statements of condition as of December 31, 2007 include the accounts of ISB Financial Corp. and its wholly-owned subsidiaries Iowa State Bank & Trust Co. and First State Bank. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the three months and the nine months ended September 30, 2008 and 2007.

The results for the three months or the nine months ended September 30, 2008 may not be indicative of results for the year ending December 31, 2008, or for any other period.

3.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 2008 and 2007 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. The Company did not recognize any increase or decrease for unrecognized tax benefits as a result of the adoption of FIN 48. There were no unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of September 30, 2008.

5.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 2008 and 2007 was 8,646,328 and 5,156,927, respectively. The weighted average number of shares outstanding for the nine-month period ended September 30, 2008 and 2007 was 7,707,301 and 5,163,943, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,646,328 and 5,157,688 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, weighted average diluted shares outstanding were 7,707,301 and 5,170,613, respectively. The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Earnings per Share Information:	2008	2007	2008	2007

Weighted average number of shares outstanding during the period	8,646,328	5,156,927	7,707,301	5,163,943

Weighted average number of shares outstanding during the period including all dilutive potential shares	8,646,328	5,157,688	7,707,301	5,170,613

Net earnings	$1,704,000	$1,831,000	$6,942,000	$4,817,000

Earnings per share - basic	$0.20	$0.36	$0.90	$0.93

Earnings per share - diluted	$0.20	$0.36	$0.90	$0.93

6.	Split-Dollar Life Insurance

The Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, on January 1, 2008. The EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between the employer and employee, and requires the employer to recognize a liability for future benefits payable to an employee under these agreements. The effects of adoption must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. Upon adoption, the Company recognized a liability of $133,000 by recording a cumulative effect through shareholders’ equity.

7.	Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$2,931	$276,317	$-	$279,248

Valuation methods for instruments measured at fair value on a nonrecurring basis.

Federal Home Loan Bank Stock. Federal Home Loan Bank Stock carried in other assets represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on the undeliverable nature related to credit risk.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non recurring basis as of September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Federal Home Loan Bank Stock	$-	$-	$9,073	$9,073
Collateral Dependent Impaired Loans	$-	$-	$13,867	$13,867

8.	Effect of New Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have an effect on the Company’s financial condition or results of operations.

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

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is anticipated that SFAS No. 162 will aid in reducing financial reporting complexity. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company will adopt this statement when it becomes effective. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations.

In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this guidance effective September 30, 2008, and the adoption did not have an impact on its financial condition or results of operations.

9.	Use of Estimates in the Preparation of Financial Statements

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

10.	Business Combinations

On March 14, 2008, the Company and Former MidWestOne completed their merger. Former MidWestOne was the parent company of MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. The Company merged with Former MidWestOne in order to create a strong, independent financial services institution headquartered in Iowa that has the increased resources of the combined institution and the potential to achieve greater earnings and balance sheet growth. The Company issued 3,519,788 shares of common stock in exchange for 100% of common stock of Former MidWestOne with a market value of approximately $81.8 million. The Company also issued replacement stock options to the holders of the currently outstanding options of the former MidWestOne in conjunction with the business combination. The fair value of the replacement options is a component of the purchase price. A total of 393,409 replacement options were issued on March 14, 2008, having a fair value of $2.4 million. The Company incurred $1.1 million in transaction costs in the business combination. Former MidWestOne had assets in excess of $760 million and 19 banking offices located in Iowa.

The following is Former MidWestOne’s condensed balance sheet showing the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition. Given the timing of the transaction closing, the purchase price allocation has not been finalized. The Company is in the process of obtaining third-party valuations of certain tangible assets and liabilities, and intangible assets; thus the allocation of the purchase price is subject to refinement. The Company anticipates that the valuations will be finalized in the fourth quarter of 2008.

Condensed Balance Sheet

Cash & Cash Equivalents	$20,351
Investment Securities	86,465
Loans (net)	536,223
Loan Pools	90,876
Other Assets	37,603
Other Intangible Assets	13,507
Total Assets	$785,025

Deposits	$586,721
Fed Funds Purchased	6,000
FHLB Advances	96,113
Other Borrowed Money	1,500
Trust Preferred	15,683
Other Liabilities	16,363
Total Liabilites	722,380

Net Assets Acquired	62,645

Capitalized Merger Costs	1,114

Value of Shares Issued	81,765

Value of Options Issued	2,365

Goodwill (shares isued to Former MidWestOne
shareholders + value of options issued less net assets acquired plus merger costs)	$22,599

Assuming the Merger of Former MidWestOne occurred on January 1, 2008, the following summarizes the unaudited pro forma combined operating results for the three months and nine months ended September 30, 2008 and 2007:

	Nine Months Ended Septmeber 30,
(dollars in thousands, except per share)
	2008	2007

Pro forma Interest Income	$57,219	66,346
Pro forma Interest Expense	24,444	33,630
Pro forma Net Interest Income	32,775	32,716
Pro forma Provision for Loan Losses	1,710	1,164
Pro forma Noninterest Income	10,640	11,035
Pro forma Noninterest Expense	30,962	30,308
Pro forma Income before Tax	10,743	12,279
Pro forma Income Tax	3,411	3,452
Pro forma Net Income	$7,332	8,827

Pro forma earnings per share - basic	$0.84	$0.93

Proforma earnings per share - diluted	$0.84	$0.93

	Quarter Ended September 30,
(dollars in thousands, except per share)
	2008	2007

Pro forma Interest Income	$19,438	21,120
Pro forma Interest Expense	8,489	10,138
Pro forma Net Interest Income	10,949	10,982
Pro forma Provision for Loan Losses	838	329
Pro forma Noninterest Income	3,024	3,716
Pro forma Noninterest Expense	10,954	9,880
Pro forma Income before Tax	2,181	4,489
Pro forma Income Tax	477	1,322
Pro forma Net Income	$1,704	3,167

Pro forma earnings per share - basic	$0.20	$0.36

Proforma earnings per share - diluted	$0.20	$0.36

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (the “Company”), which as of September 30, 2008, includes its wholly-owned banking subsidiary MidWestOne Bank and its insurance subsidiary MidWestOne Insurance Services, Inc. At the close of business on March 14, 2008, ISB Financial Corp. (“ISBF”) and MidWestOne Financial Group, Inc. (“former MidWestOne “) completed a merger-of-equals with ISBF being the surviving entity. Upon consummation of the merger, ISBF adopted the name MidWestOne Financial Group, Inc. At the time of the merger, ISBF had two wholly-owned banking subsidiaries - Iowa State Bank & Trust Co. and First State Bank. At the time of the merger, Former MidWestOne had one bank subsidiary- MidWestOne Bank; an insurance subsidiary - MidWestOne Insurance Services, Inc.; and an investment brokerage subsidiary - MidWestOne Investment Services, Inc. The Company operated the three bank subsidiaries from March 15, 2008 to August 9, 2008, at which time the three banks were merged under the name of MidWestOne Bank. MidWestOne Investment Services has also been merged into the bank subsidiary. The results of operations for the quarter ended September 30, 2008 include the Company and all subsidiaries. The results of operations for the quarter and the nine months ended September 30, 2007 include ISBF and its two bank subsidiaries. The results of operations for the nine months ended September 30, 2008 include ISBF and its two bank subsidiaries for the entire period plus the results of operation for the former MidWestOne subsidiaries from March 15, 2008 through September 30, 2008. The discussion also focuses on the consolidated financial condition of the Company and its subsidiaries as of September 30, 2008 and ISBF and its subsidiaries as of December 31, 2007.

On October 17, 2008, the Company sold its branch location in Wapello, Iowa, to Community Bank of Muscatine, Iowa. Community Bank assumed approximately $8.6 million in deposits. The Company retained the loans associated with the branch and will service them through its branch location in Burlington, Iowa. A premium of 6% of the deposits was received by the Company and will be recognized as income in the fourth quarter of 2008.

Recent Developments

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Company. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. Many financial institutions have already announced that they will participate in the Capital Purchase Program. While the Company’s management believes that the Company has sufficient capital to support continued growth, the Company has filed an application to participate in the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. The Company is assessing its participation in the Temporary Liquidity Guarantee Program and anticipates that it will participate in the insurance program covering the non-interest bearing deposits but not participate in the program to guarantee unsecured senior debt.

The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including MidWestOne Bank, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company’s future financial condition and results of operations.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2008

Summary

The Company earned net income of $1.7 million for the quarter ended September 30, 2008, compared with $1.8 million for the quarter ended September 30, 2007, a decrease of 7%. Basic and diluted earnings per share for the third quarter of 2008 were $.20 versus $.36 for the third quarter of 2007. The Company’s return on average assets for the third quarter of 2008 was 0.44% compared with a return of 1.07% for the same period in 2007. The Company’s return on average equity was 4.23% for the quarter ended September 30, 2008 versus 9.84% for the quarter ended September 30, 2007. Return on tangible equity was 5.46% for the third quarter of 2008 compared with 10.50% for the same period in 2007.

Net income and earnings per share were lower in the third quarter of 2008 compared with the second quarter of 2008 primarily as the result of nonrecurring events. First, the Company recognized $400,000 of flood loss expense incurred by two of its branch locations. Additionally, the Company reduced the carrying value of a truck stop/convenience store held as other real estate by $500,000 during the third quarter. The reduction in earnings per share related to these losses was $0.08. Net interest income in the third quarter was $423,000 lower compared with second quarter primarily due to reduced income on the Company’s loan pool participations. Noninterest income was also lower in the third quarter due to reduced brokerage and investment service fees and commissions as the recent general decline in stock prices had a large effect on trailing commissions earned. Net income for the quarter ended June 30, 2008 was $3.0 million, or $0.34 basic and diluted earnings per share.

The following table presents selected financial results and measures for the third quarter of 2008 and 2007.

($ amounts in thousands)	Quarter Ended September 30,
	2008	2007

Net Income	$1,704	$1,831
Average Assets	1,532,809	681,049
Average Shareholders’ Equity	160,320	73,829
Return on Average Assets	0.44%	1.07%
Return on Average Equity	4.23%	9.84%
Return on Average Tangible Equity	5.46%	10.50%
Equity to Assets (end of period)	10.66%	11.14%
Tangible Equity to Assets (end of period)	8.22%	10.53%

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended September 30, 2008 increased $6.0 million, or 122%, to $10.9 million from $4.9 million from the quarter ended September 30, 2007. Total interest income was $9.6 million greater in the third quarter of 2008 compared with the same period in 2007. Most of the increase in interest income was due to increased interest on loans, which was mainly attributable to increased volumes attributable to the merger. The increase in interest income was offset by increased interest expense on deposits and borrowed funds. Total interest expense for the third quarter of 2008 increased $3.6 million, or 75%, compared with the same period in 2007 due primarily to increased volumes related to the merger. The Company’s net interest margin on a federal tax-equivalent basis for the third quarter of 2008 increased to 3.25% compared with 3.24% in the third quarter of 2007. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 5.67% for the third quarter of 2008 compared with 6.24% for the third quarter of 2007. The rate on interest-bearing liabilities decreased in the third quarter of 2008 to 2.84% compared to 3.58% for the third quarter of 2007.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the quarter ended September 30, 2008 and 2007. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs.

	Three Months ended September 30,
(in thousands)	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average earning assets:
Loans	997,948	14,842	5.92%	394,513	7,024	7.06%
Loan pool participations	92,787	1,228	5.27%	-	-
Interest bearing deposits	488	23	18.76%	104	1	3.81%
Investment securities:
Available for sale	291,352	3,690	5.04%	231,092	2,863	4.92%
Held to maturity	8,342	145	6.92%	107	5	18.60%
Federal funds sold	13,369	70	2.08%	15,924	201	5.01%
Total earning assets	1,404,286	19,998	5.67%	641,740	10,094	6.24%

Average interest-bearing liabilities:
Interest-bearing demand deposits	341,023	2,125	2.48%	204,711	463	0.90%
Savings deposits	62,937	109	0.69%	28,066	326	4.61%
Certificates of deposit	555,027	4,218	3.02%	214,616	3,033	5.61%
Federal funds purchased	6,975	29	1.65%	120	2	6.63%
Securities sold under agreements to repurchase	51,925	292	2.24%	49,843	541	4.31%
Federal Home Loan Bank advances	158,310	1,528	3.84%	40,656	468	4.57%
Notes payable	329	1	1.21%	359	28	30.94%
Long-term debt	15,463	187	4.81%	-	-
Total interest-bearing liabilities	1,191,990	8,489	2.84%	538,371	4,861	3.58%
Net interest income		11,509			5,233
Net interest margin			3.25%			3.24%

Interest income and fees on loans increased $7.8 million, or 113%, in the third quarter of 2008 compared to the same period in 2007. Average loans were $603.4 million, or 153% higher in the third quarter of 2008 compared with 2007, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. During the third quarter of 2008, loan interest income was reduced by $158,000 caused by an increase in loans on non accrual status, affecting the overall yield on the loan portfolio. The average rate on loans decreased from 7.06% in the third quarter of 2007 to 5.92% in third quarter of 2008, primarily due to the overall decline in market interest rates between the periods.

Interest and discount income on loan pool participations was $1.2 million for the third quarter of 2008 compared with $0 for the third quarter of 2007. These loan pool participations are pools of performing, distressed and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. The Company invests in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. Currently, the Company holds $100.9 million in loan pool participations.

Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities on a tax-equivalent basis increased $967,000, or 34%, in the third quarter of 2008, compared with the third quarter of 2007 mainly due to higher volume of securities in the portfolio as a result of the merger, as well as a slightly higher yield in 2008. Interest income on investment securities totaled $4.0 million in the third quarter of 2008 compared with $2.9 million for the third quarter of 2007. The average balance of investments in the third quarter of 2008 was $299.7 million compared with $231.2 million in the third quarter of 2007, as a result of the merger. The tax-equivalent yield on the Company’s investment portfolio in the third quarter of 2008 increased to 5.09% from 4.92% in the comparable period of 2007 reflecting reinvestment of maturing securities and purchases of new securities at higher market interest rates.

Interest expense on deposits was $2.6 million, or 69%, greater in the third quarter of 2008 compared with the same period in 2007 mainly due to the increased volume of deposits following the Merger. Offsetting this increase in deposits was a decrease in interest rates paid on deposits as the weighted average rate paid on interest-bearing deposits was 2.68% in the third quarter of 2008 compared with 3.39% in the third quarter of 2007. This decline reflected the reduction in interest rates on deposits throughout the markets. The recent reductions in market interest rates have enabled the Company to substantially reduce the rates it pays on deposit accounts. Average interest-bearing deposits for the third quarter of 2008 were $511.6 million greater compared with the same period in 2007 as a result of the Merger.

Interest expense on borrowed funds was $1.2 million greater in the third quarter of 2008 compared with the same period in 2007. Interest on borrowed funds totaled $1.7 million for the third quarter of 2008. The Company’s average borrowed funds balances were greater in 2008 mainly due to the merger, which resulted in additional interest expense. Lower market interest rates in 2008 helped to offset the higher volume of borrowed funds. Average borrowed funds for the third quarter of 2008 were $133.1 million greater compared to the same period in 2007. The majority of the difference was created through advances by the Federal Home Loan Bank. The weighted average rate paid on borrowed funds decreased to 3.92% in the third quarter of 2008 compared with 4.80% in the third quarter of 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $838,000 in the third quarter of 2008 compared with a $75,000 provision in the third quarter of 2007. Net loans charged off in the third quarter of 2008 totaled $409,000 compared with net loans charged off of $231,000 in the third quarter of 2007. The increase in the provision in the third quarter of 2008 compared with the same period in 2007 reflects the increase in net charge-offs as well as a higher level of nonperforming loans and general concerns with the overall economic situation. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2008; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $712,000, or 31%, greater in the third quarter of 2008 compared with the same period in 2007. Most of the change between the periods is due to the merger. Security gains totaled $9,000 in the third quarter of 2008 compared with no gain or loss recognized in the third quarter of 2007. Noninterest income was negatively impacted in the third quarter due to reduced brokerage and investment service fees and commissions as the recent general decline in stock prices had a large effect on trailing commissions earned.

Noninterest Expense

Noninterest expense for the third quarter of 2008 was $11.0 million and included all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Noninterest expense for the third quarter of 2008 increased $6.3 million over the third quarter of 2007 primarily due to the merger with Former MidWestOne. The Company’s three former subsidiary banks were merged on August 9, 2008, which management anticipates will facilitate the realization of anticipated cost savings into the future. Additional personnel costs associated with the merger of the three bank subsidiaries, including conversion and overtime costs increased noninterest expense for the third quarter of 2008. It is anticipated that personnel costs and other operating expenses will be reduced in future periods following the bank merger. Noninterest expense in the third quarter of 2008 included the recognition of $400,000 of flood loss expense incurred by two of the Company’s branch locations. Additionally, the Company reduced the carrying value of a truck stop/convenience store held as other real estate by $500,000 during the third quarter of 2008. Both the $400,000 flood loss and the $500,000 other real estate charge were included in other operating expense. Management anticipates that future FDIC assessments will be higher as a result of the recent bank closings and due to the increased insurance coverage afforded to depositors.

Income Tax Expense

The Company incurred income tax expense of $477,000 for the third quarter ended September 30, 2008 compared with $638,000 for the same period in 2007. The effective income tax rates as a percentage of income before taxes for the three months ended September 30, 2008 and 2007 were 21.9% and 25.8%, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on recently purchased bonds has increased and the Company has a higher volume of municipal bonds.

Nine Months Ended September 30, 2008
Summary

The Company earned net income of $6.9 million for the nine months ended September 30, 2008, compared with $4.8 million for the nine months ended September 30, 2007, an increase of 44%. The increase in net income was primarily due to the merger. Basic and diluted earnings per share for the first nine months of 2008 were $0.90 versus $0.93 for the first nine months of 2007. The Company’s return on average assets for the first nine months of 2008 was 0.70% compared with a return of 0.96% for the first nine months of 2007. The Company’s return on average equity was 6.61% for the nine months ended September 30, 2008 versus 8.79% for the nine months ended September 30, 2007. Return on tangible equity was 8.91% for the first nine months of 2008 compared with 9.39% for the same period in 2007.

The following table presents selected financial results and measures for the first nine months of 2008 and 2007.

(Dollar amounts in thousands)	Nine Months Ended September 30,
	2008	2007

Net Income	$6,942	$4,817
Average Assets*	1,322,393	673,709
Average Shareholders’ Equity*	140,297	73,234
Return on Average Assets	0.70%	0.96%
Return on Average Equity	6.61%	8.79%
Return on Average Tangible Equity	8.91%	9.39%

* Note - Averages for the nine months reflect the inclusion of and the increase in average assets and shareholders’ equity resulting from the merger with Former MidWestOne from March 15, 2008 through September 30, 2008.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2008 increased $14.1 million, or 99%, to $28.5 million from $14.2 million from the nine months ended September 30, 2007. Total interest income was $22.5 million greater in the first nine months of 2008 compared with the same period in 2007. Most of the increase in interest income was due to increased interest on loans and loan pools, which was mainly attributable to increased volumes of loans and loan pools reflecting the merger. The increase in interest income was offset by increased interest expense on deposits and borrowed funds related to the merger. Total interest expense for the first nine months of 2008 increased $8.4 million, or 59%, compared with the same period in 2007 due primarily to increased volumes. The Company’s net interest margin on a federal tax-equivalent basis for the first nine months of 2008 increased to 3.31% compared with 3.25% for the nine months ended September 30, 2007. The Company’s overall yield on earning assets decreased to 5.83% for the first nine months of 2008 compared with 6.23% for the nine months ended September 30, 2007. The rate on interest-bearing liabilities decreased in the first nine months of 2008 to 2.49% compared to 3.54% for the first nine months of 2007.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the nine months ended September 30, 2008 and 2007. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average balances for the nine months ended September 30, 2008 reflect the additional assets and liabilities of the acquired subsidiaries from March 15, 2008 through September 30, 2008.

	Nine Months Ended September 30,
(in thousands)	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Average earning assets:
Loans	828,823	38,238	6.16%	387,077	20,563	7.10%
Loan pool participations	65,138	3,145	6.45%	-	-
Interest-bearing deposits	143	26	24.24%	108	-	0.00%
Investment securities:
Available for sale	279,660	10,165	4.86%	238,894	8,684	4.86%
Held to maturity	6,769	248	4.89%	110	5	6.08%
Federal funds sold	14,363	298	2.77%	9,852	396	5.37%
Total earning assets	1,194,896	52,120	5.83%	636,041	29,648	6.23%

Average interest-bearing liabilities:
Interest-bearing demand deposits	334,086	3,174	1.27%	163,293	1,331	1.09%
Savings deposits	89,492	1,295	1.93%	29,132	1,015	4.66%
Certificates of deposit	557,997	12,856	3.08%	245,415	8,652	4.71%
Federal funds purchased	12,041	60	0.67%	1,395	59	5.65%
Securities sold under agreements
to repurchase	50,577	814	2.15%	50,271	1,565	4.16%
Federal Home Loan Bank advances	153,914	3,812	3.31%	43,625	1,478	4.53%
Notes payable	336	110	43.78%	1,573	77	6.54%
Long-term debt	10,382	433	5.57%	-	-
Total interest-bearing liabilities	1,208,826	22,554	2.49%	534,704	14,177	3.54%
Net interest income		29,566			15,471
Net interest margin			3.31%			3.25%

Interest income and fees on loans increased $17.7 million, or 86%, in the first nine months of 2008 compared to the same period in 2007. Average loans were $441.7 million, or 114% higher in the first nine months of 2008 compared with 2007, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans decreased from 7.10% in the first nine months of 2007 to 6.16% in the first nine months of 2008, primarily due to the overall decline in market interest rates between the periods.

Interest and discount income on loan pool participations was $3.15 million for the first nine months of 2008. No interest and discount income was recorded by the Company in the first nine months of 2007. The Company did not have any loan pool participations in 2007.

Interest income on investment securities increased $1.7 million, or 20%, on a tax equivalent basis, in the nine months ended September 30, 2008, compared with the first nine months of 2007 mainly due to higher volume of securities in the portfolio as a result of the merger, as well as a slightly higher yield in 2008. Interest income on investment securities totaled $10.4 million in the first nine months of 2008 compared with $8.7 million for the first nine months of 2007. The average balance of investments in the first half of 2008 was $286.4 million compared with $239.0 million in the first nine months of 2007. The tax-equivalent yield on the Company’s investment portfolio in the first nine months of 2008 remained at 4.86% from the comparable period of 2007.

Interest expense on deposits was $6.3 million, or 56%, greater in the first nine months of 2008 compared with the same period in 2007 mainly due to the increased volume of deposits following the merger. Offsetting this increase in deposit volumes was a decrease in interest rates paid on deposits as the weighted average rate paid on interest-bearing deposits was 2.36% in the first nine months of 2008 compared with 3.36% in the first half of 2007. This decline reflected the reduction in interest rates on deposits throughout the markets. The recent reductions in market interest rates have enabled the Company to substantially reduce the rates it pays on deposit accounts. Average interest-bearing deposits for the first nine months of 2008 were $543.7 million greater compared with the same period in 2007 as a result of the Merger.

Interest expense on borrowed funds was $2.7 million greater in the first nine months of 2008 compared with the same period in 2007. Interest on borrowed funds totaled $4.3 million for the first nine months of 2008. The Company’s average borrowed funds balances were greater in 2008 mainly due to the merger, which resulted in additional interest expense. Lower market interest rates in 2008 helped to offset the higher volume of borrowed funds. Average borrowed funds for the first nine months of 2008 were $119.4 million greater compared to the same period in 2007. The weighted average rate paid on borrowed funds decreased to 3.53% in the first nine months of 2008 compared with 4.60% in the first nine months of 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.67 million in the first nine months of 2008 compared with a $425,000 provision in the first nine months of 2007. The increase in the provision for loan losses is attributable to increased loan charge-offs in 2008, growth in the loan portfolio and higher levels of nonperforming assets reflecting stress in the local and national economy. Net loans charged off in the same period in 2008 totaled $698,000 compared with net charge offs of $102,000 in the same period of 2007. Management determined an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2008; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $2.33 million, or 36%, greater in the first nine months of 2008 compared with the same period in 2007. Most of the increase between the first nine months of 2008 in comparison to the same period of 2007 was due to the merger. Results for the first nine months of 2008 were affected by a $567,000 write-down of equity securities held in the Company’s investment portfolio that were determined to be an “other than temporary impairment” loss. This write-down was attributable to the decline in the market prices of these stocks, which were below their historical cost. This charge to year-to-date 2008 earnings resulted in a reduction in earnings per share of $0.04 for the nine months ended September 30, 2008.

Noninterest Expense

Noninterest expense for the nine months of 2008 was $26.4 million and included all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Operating expenses for the subsidiaries of Former MidWestOne were included for the period from March 15, 2008 through September 30, 2008, which is the primary result of the increase from the comparable period. Noninterest expense for the nine months ended September 30, 2008 included the recognition of $400,000 of flood loss expense incurred by two of the Company’s branch locations. Additionally, the Company reduced the carrying value of a truck stop/convenience store held as other real estate by $500,000. It is anticipated that personnel costs and other operating expenses will be reduced in future periods given the merger of its banking subsidiaries in August.

Income Tax Expense

The Company incurred income tax expense of $2.29 million for the nine months ended September 30, 2008 compared with $1.67 million for the nine months ended September 30, 2007. The effective income tax rates as a percentage of income before taxes for the first nine months of 2008 and 2007 were 24.8% and 25.7%, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on recently purchased bonds has increased and the Company has a higher volume of municipal bonds.

FINANCIAL CONDITION

Total assets as of September 30, 2008 were $1.52 billion compared with $702.0 million as of December 31, 2007, an increase of $818.0 million. The increase reflects the assets contributed by Former MidWestOne in the merger, which was completed on March 14, 2008.

Investment Securities

Investment securities available for sale totaled $279.3 million as of September 30, 2008. This was an increase of $44.0 million from December 31, 2007. The increase in the balance was due primarily to the Merger. Investment securities classified as held to maturity increased to $8.5 million as of September 30, 2008, also as a result of the merger. The investment portfolio consisted mainly of U.S. Government Agency securities, mortgage-backed securities and obligations of states and political subdivisions. The Company holds no Fannie Mae or Freddie Mac common or preferred stock.

During the second quarter of 2008, the Company recognized an other than temporary impairment (“OTTI”) write-down of $567,000 on equity securities held in the available for sale investments category. This write-down was attributable to the decline in the market prices of these stocks, which were below their historical cost.

As of September 30, 2008, the Company holds six different Collateralized Debt Obligations (“CDO’s”) with a purchase cost of approximately $9.7 million. The underlying assets in the CDO’s are primarily pooled trust preferred securities issued by various commercial banks in the United States (approximately 80%) and some insurance companies (approximately 20%). No real estate holding secure these CDO’s. These securities were purchased at various dates between March 2006 and December 2007 and classified as available for sale. As a result of the challenges experienced in the financial markets, the CDO’s have experienced a significant decline in estimated market value. The estimated fair market value of these CDO’s was $4.3 million as of September 30, 2008. In accordance with the provisions of FASB 115, the unrealized losses on the CDO’s was recognized and deducted from the book value and from shareholders’ equity (net of tax effect). Given the magnitude and duration of the loss, a discounted cash flow analysis of the CDO’s was prepared as of September 30, 2008, in accordance with Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transfer in Securitized Financial Assets” to determine if an OTTI was required. The discounted cash flow analysis demonstrated that the value of the securities was substantiated and that no OTTI was required at this time. Management will continue to monitor the values of these CDO’s for purposes of determining OTTI in future periods given the instability in the financial markets and will continue to obtain updated cash flow analysis as required.

Loans

Total loans (excluding loan pool participations) were $1.0 billion as of September 30, 2008, compared with $404.3 million as of December 31, 2007, an increase of $599.5 million. The increase was primarily due to the Merger. As of September 30, 2008 the Company’s loan to deposit ratio was 89.6% compared with a year-end 2007 loan to deposit ratio of 76.3%, reflecting the higher loan to deposit ratio of Former MidWestOne. Management anticipates that the loan to deposit ratio will be reduced in future periods. Prior to the Merger, real estate loans made up a significant portion of each of the Company’s and Former MidWestOne’s loan portfolios. As of September 30, 2008, loans secured by commercial real estate comprised the largest category in the portfolio at approximately 40% of total loans. Residential real estate loans were the next largest category at 28%. Commercial loans made up approximately 20% of the total loan portfolio. Agricultural loans were approximately 8% of the total loan portfolio, with the remaining 4% of the portfolio in consumer loans. All of these percentages relate to our direct loans and do not include loan pool participations. Included in commercial real estate are construction and development loans totaling approximately $97 million, or 10% of total loans.

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

Loan Pool Participations

As of September 30, 2008, the Company had loan pool participations of $100.9 million. Loan pools are participation interest in performing, sub-performing and non-performing loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne has engaged in this activity since 1988. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represented the discounted purchase cost of the loan pool participations. The Company acquired new loan pool participations totaling $18.6 million during the third quarter of 2008. As of September 30, 2008, the categories of loans by collateral type in the loan pools were commercial real estate - 54%, commercial loans - 13%, agricultural and agricultural real estate - 8%, single-family residential real estate - 13% and other loans - 12%. The Company has minimal exposure in loan pools to consumer real estate subprime credit or to construction and real estate development loans.

The loans in the pools provide some geographic diversification to the Company’s balance sheet. As of September 30, 2008, loans in the southeast portion of the United States represented approximately 40% of the total. The northeast was the next largest area with 33%, central with 22%, southwest had 3% and northwest was 2%. The highest concentration of assets is in Florida at approximately 19% of the basis total, with the next highest state level being Ohio at 10% and then Pennsylvania and New Jersey both at 8%. As of September 30, 2008, approximately 65% of the loans were contractually current or less than 90 days past-due, while 35% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 35% contractually past-due includes loans in litigation and foreclosed property. As of September 30, 2008, loans in litigation totaled approximately $21.4 million, while foreclosed property was approximately $5.5 million. As of September 30, 2008, the Company’s investment basis in loan pool participations was approximately 54.4% of the “face” amount of the underlying loans.

Goodwill and Other Intangible Assets

Goodwill totaled $27.0 million as of September 30, 2008 and $4.4 million as of December 31, 2007. The increase in goodwill was due to the Merger. As of September 30, 2008 the Company has not finalized the valuation of certain tangible and intangible assets given the timing of the transaction. The Company expects to finalize the valuation in the fourth quarter of 2008; thus the allocation of purchase price is subject to refinement.

Goodwill is subject to impairment testing annually under the provisions of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”). The Company has historically tested goodwill for impairment at the end on the third quarter. Goodwill was determined to not be impaired as of September 30, 2008, and no impairment write-down of goodwill was required. Management will continue to evaluate goodwill for potential impairment given the uncertain business climate and the level of the Company’s stock price relative to book value.

Other intangible assets increased to $13.5 million as of September 30, 2008 as a result of the merger. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table summarizes the amounts and carrying values of intangible assets as of September 30, 2008 and December 31, 2007.

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
	(years)	(in thousands)

September 30, 2008
Other intangible assets:
Mortgage servicing rights	6	$321	135	186
Insurance agency intangible	15	$453	24	429
Core deposit premium	10	$5,433	(140)	5,573
Trade name intangible	-	$7,040	-	7,040
Customer list intangible	15	$330	15	315
Total		$13,577	$34	$13,543

December 31, 2007
Other intangible assets:
Mortgage servicing rights		$321	88	233
Insurance agency intangible		$53	18	35
Total		$374	$106	$268

The following table summarizes future amortization expense of intangible assets. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful lives of the respective intangible assets.

	Mortgage	Insurance	Core	Cutomer
	Servicing	Agency	Deposit	List
(in thousands)	Rights	Intangible	Premium	Intangible	Totals

Three months ended December 31, 2008	$20	27	(62)	8	(7)

Year ended December 31,
2009	166	38	51	28	283
2010	-	38	303	26	367
2011	-	38	495	12	545
2012	-	28	621	24	673
2013	-	27	717	24	768
Thereafter	-	233	3,447	193	3,873

Total	$186	429	5,573	315	6,503

Deposits

Total deposits as of September 30, 2008 were $1.12 billion compared with $526.6 million as of December 31, 2007, an increase of $593.4 million, which was largely due to the Merger. Certificates of deposit were the largest category of deposits at September 30, 2008 representing approximately 50% of total deposits. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit.

Federal Home Loan Bank Advances

The Company had approximately $2.3 million of federal funds purchased at September 30, 2008. The Company had no federal funds purchased as of December 31, 2007. During the first nine months of 2008, the Company had an average balance of federal funds purchased of $12.0 million. Advances from the Federal Home Loan Bank totaled $158.7 million as of September 30, 2008 compared with $47.0 million as of December 31, 2007. The increase in Federal Home Loan Bank advances was mainly due to the Merger. The Company also increased its utilization of Federal Home Loan Bank advances to take advantage of low interest rates on longer-term advance funding. The Company utilizes Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.

Long-term Debt

Long-term debt in the form of trust-preferred securities was $15.7 million as of September 30, 2008. In connection with the Merger, the Company assumed $15.7 million of junior subordinated debentures that had been issued on September 20, 2007 by MidWestOne Capital Trust II, a trust formed by Former MidWestOne. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at the issuer’s option in 5 years. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR + 1.59% on the remainder.

Nonperforming Assets

The Company’s nonperforming assets totaled $12.6 million (1.14% of total loans) as of September 30, 2008, compared to $11.0 million on June 30, 2008 (1.15% of total loans) and $1.3 million (.32% of total loans) as of December 31, 2007. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2008 compared with June 30, 2008 and December 31, 2007:

	September 30,	June 30,	December 31,
	2008	2008	2007

Impaired loans and leases:
Nonaccrual	$10,800	5,618	782
Restructured	-	-	-
Total impaired loans and leases	10,800	5,618	782
Loans and leases past due 90 days and more	767	3,786	517
Total nonperforming loans	11,567	9,404	1,299
Other real estate owned	1,000	1,547	-
Total nonperforming assets	$12,567	10,951	1,299

On September 30, 2008, the Company’s nonaccrual loans totaled $10.8 million compared with $5.6 million as of June 30, 2008. Nonaccrual loans as of December 31, 2007 were $782,000. The increase in nonaccrual loans between June 30 and September 30 was primarily due to the addition of a commercial real estate loan and one construction & development loan being placed on nonaccrual status. These loans were categorized as ninety days past due as of June 30, 2008. Loans ninety days past due decreased $2.0 million primarily due the loans moved to nonaccrual status. There were no troubled debt restructures on September 30, 2008, June 30, 2008 or December 31, 2007. Other real estate owned increased to $1.0 million as of September 30, 2008 due to the Merger. The Company had no other real estate owned as of December 31, 2007. Other real estate owned as of September 30, 2008 consisted mainly of a truck stop/convenience store and various small commercial and residential real estate properties. During the third quarter of 2008, the carrying value of the truck stop/convenience store was reduced by $500,000 to $503,000 as efforts to market the property have been unsuccessful. All of the other real estate property was acquired through foreclosures. The Company is actively working to sell all properties. Other real estate is carried at appraised value based at date of acquisition less any subsequent reductions in estimated market value. Additional discounts could be required to market the property, resulting in a write down through expense. Loans past-due 30 to 89 days (not included in nonperforming loan totals) were $10.0 million as of September 30, 2008 compared with $13.3 million as of June 30, 2008.  As of September 30, 2008, approximately 96% of the construction and development loans were current. Less than 1% were 30 to 89 days past due. Nonaccrual construction and development loans totaled $4.0 million, or approximately 4% of the category.

The Company’s allowance for loan losses as of September 30, 2008 was $11.0 million, which was 1.10% of total loans (excluding loan pools) as of that date. This compares with an allowance for loan losses of $10.6 million (1.07% of total loans) as of June 30, 2008, and $5.5 million as of December 31, 2007, which was 1.35% of total loans. The change in the allowance as a percentage of total loans reflects the merger and net charge-offs during the first nine months of 2008. For the same period, the Company experienced net loan charge-offs of $1.0 million. Gross charge-offs for the first nine months of 2008 totaled $1.2 million, which consisted primarily of a charge-off on a commercial real estate line, a commercial line and a large personal line. Additional charge-offs related to smaller consumer credits were also taken. These charge-offs had been previously reserved and no additional provision for loss was necessary. Recoveries of previously charged-off loans totaled $134,000 during the first nine months of 2008. As of September 30, 2008, the allowance for loan losses was 95.77% of nonperforming loans compared with 420.8% as of December 31, 2007. Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2008, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Balance at beginning of year	$5,466	5,298
Provision for loan losses	1,666	425
Recoveries on loans previously charged off	134	102
Loans charged off	(1,169)	(204)
Allowance from acquired bank	4,947	-
Balance at end of period	$11,044	5,621

Capital Resources

The Company issued 3,519,788 shares of common stock to shareholders of the Former MidWestOne on March 14, 2008, in consummation of the Merger. The market value of the transaction was $81.8 million based on a per share price of $23.23. This per share price was determined utilizing the median price to book of a peer group of publicly-traded Midwestern banking organizations as of the date the Agreement and Plan of Merger was executed by the Company and Former MidWestOne. This peer group median price of 159% of book was applied to the Company’s book value as of the merger announcement date to determine the per share price, as the Company was not a publicly traded company on the date of acquisition. In the business combination, the Company issued stock options to the holders of the outstanding options of the Former MidWestOne. The fair value of the new options is determined to be a component of the purchase price with the amount of $2.4 million added to shareholders’ equity. A total of 393,409 stock options were issued by the Company.

Total shareholders’ equity was 10.66% of total assets as of September 30, 2008 and was 11.02% as of December 31, 2007. Tangible equity to tangible assets was 8.22% as of September 30, 2008 and 10.47% as of December 31, 2007. The Company’s Tier 1 Capital Ratio was 10.48% of risk-weighted assets as of September 30, 2008 and was 15.35% as of December 31, 2007, compared to a 4.00% regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of September 30, 2008, the Company and its subsidiary bank meets all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions. The Capital Purchase Program would enable the Company to obtain up to $34,925,000 in additional capital in the form of preferred stock held by the U.S. Treasury. This preferred stock would qualify as Tier 1 Capital and would significantly increase the Company’s regulatory capital ratios. The Company has made application to participate in the Capital Purchase Program.

On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program of up to $5,000,000 worth of common stock through December 31, 2008. During the third quarter of 2008, the Company repurchased 25,000 shares of common stock on the open market for a total of $357,650. Future repurchases of stock may be limited depending on the Company’s participation in the Capital Purchase Program. A total of 5,302 shares were issued during the first nine months of 2008 for options exercised under previously awarded grants. The board of directors at their October 23, 2008 meeting declared a cash dividend of $.1525 per share payable on December 15, 2008 to shareholders of record as of December 1, 2008. Any future increases in cash dividends could be restricted or subject to U.S. Treasury approval by participating in the Capital Purchase Program.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $27.1 million as of September 30, 2008, compared with $34.2 million as of December 31, 2007. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2008 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Critical Accounting Policies

The Company has identified four critical accounting policies and practices relative to the financial condition and results of operation. These four accounting policies relate to the allowance for loan losses, to loan pool accounting, purchase accounting and fair value of available for sale investment securities.

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

The Company completed its Merger with the Former MidWestOne on March 14, 2008. The fair market valuation of certain assets, liabilities and intangible assets was not finalized by September 30, 2008, given the timing of the transaction. The completion of this valuation could have a significant effect on the reported amounts of certain assets, liabilities and the intangible assets. Goodwill as identified on the balance sheet could be affected based on the final valuations obtained. The Company is working with an independent third-party to finalize this fair market valuation. It is anticipated that all fair market valuations will be finalized by December 31, 2008.

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other than temporary.” Declines in fair value of available for sale securities below their cost that are deemed “other than temporary” are reflected in earnings as impairment losses. In estimating “other than temporary” impairment losses, management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of September 30, 2008, outstanding commitments to extend credit totaled approximately $225.2 million.

Commitments under standby and performance letters of credit outstanding aggregated $4.1 million as of September 30, 2008. The Company does not anticipate any losses as a result of these transactions.

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Part I - Item 4. Controls and Procedures.

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

Part II - Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not Applicable

(c) Repurchases of Company Equity Securities
On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program of up to $5,000,000 worth of common stock through December 31, 2008. During the third quarter of 2008, the Company repurchased 25,000 shares of common stock on the open market for a total of $358,000.

Treasury Stock Purchased
Figures in thousands, except per share amounts

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Total Cost of each block	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet To Be Purchased Under the Plans or Program
July 1-31, 2008	-	$-	-	-	4475
August 1-31, 2008	20	$14.30	20	286	4188
September 1-30, 2008	5	$14.25	5	71	4117
	25	14.29	25	357

Part II - Item 6. Exhibits.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibit Index

Item	Description	Filed/Incorporated by Reference
2.1	Agreement and Plan of Merger dated September 11, 2007 between ISB Financial Corp. and MidWestOne Financial Group, Inc.
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

November 14, 2008
Dated

By:	/s/ David A. Meinert
David A. Meinert

Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Accounting Officer)

November 14, 2008
Dated