Form 10-K
period 2008-12-31
MidWestOne Financial Group, Inc.
filed 2009-03-16
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from            to

Commission File Number:  000-24630

MidWestOne Financial Group, Inc.
(Exact name of Registrant as specified in its charter)

Iowa	42-1206172
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

102 South Clinton Street, Iowa City, Iowa  52240
(Address of principal executive offices, including Zip Code)

(319) 356-5800
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $111.2 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 8,603,055 at March 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III hereof, to the extent indicated herein.

PART I

Item 1.	Business.

Merger Transaction

On March 14, 2008, the Company (which was at such time named ISB Financial Corp.) consummated its merger with the former MidWestOne Financial Group, Inc. (“Former MidWestOne”), pursuant to and in accordance with the Agreement and Plan of Merger dated as of September 11, 2007 (the “Merger”).  As a result of the Merger, Former MidWestOne merged with and into the Company and ceased to exist as a legal entity, and the Company changed its name from ISB Financial Corp. to MidWestOne Financial Group, Inc.  All references in this document to the “Company” and “MidWestOne” refer to the surviving organization in the Merger.

Prior to the Merger, Former MidWestOne’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The Nasdaq Stock Market LLC under the ticker symbol “OSKY.”  Prior to the Merger, the Company’s common stock was not listed on any national securities exchange and was not registered under the Exchange Act, and thus the Company was not subject to the periodic reporting requirements of the Exchange Act.  In connection with the Merger, the Company filed a registration statement on Form S-4 to register the shares of common stock to be issued to the holders of Former MidWestOne common stock in the Merger pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and received approval to list its common stock on The Nasdaq Stock Market LLC under the ticker symbol “MOFG.”

For purposes of Rule 12g-3(a) under the Exchange Act, the Company is deemed to be the successor issuer to Former MidWestOne.  As a result, the Company’s common stock is deemed to be registered under the Exchange Act due to the fact that Former MidWestOne’s common stock was registered under the Exchange Act.  In addition, the Company, as the successor issuer to Former MidWestOne, upon consummation of the Merger inherited Former MidWestOne’s status as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act.  For the year ended December 31, 2008, the Company is no longer considered to be a smaller reporting company because its public float as of the last business day of its most recently competed second fiscal quarter (June 30, 2008) exceeded $75 million.  However, pursuant to the transition rules for companies that are required to transition from the scaled disclosure model for smaller reporting companies to the  larger reporting system, the Company is not required to satisfy the larger reporting company disclosure requirements until the Form 10-Q for the first quarter of 2009.  Accordingly, the Company has prepared this Annual Report on Form 10-K using the scaled disclosure requirements set forth in Regulation S-K.

For accounting purposes, the Company was deemed to be the acquirer in the Merger.  Accordingly, the financial information herein for years prior to December 31, 2008 is the information for the Company (formerly ISB Financial Corp.) prior to the Merger and does not include financial information for the Former MidWestOne.

General

The Company was incorporated in the state of Iowa in 1983 and is headquartered in Iowa City, Iowa.  It is a bank holding company registered under the Bank Holding Company Act of 1956 and has elected to be a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999. Prior to the Merger, the Company operated primarily through two bank subsidiaries—Iowa State Bank & Trust Company, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, and First State Bank, an Iowa state non-member bank with its main office in Conrad, Iowa, which was acquired by the Company in 1998.  Prior to the Merger, Former MidWestOne, incorporated in Iowa in 1973 and headquartered in Oskaloosa, Iowa, was a registered bank holding company that had elected to be a financial holding company.  Former MidWestOne operated primarily through its bank subsidiary, MidWestOne Bank, Oskaloosa, Iowa, MidWestOne Insurance Services, Inc. (f/k/a Cook & Son Agency, Inc.), an insurance agency that was acquired in 2005, and MidWestOne Investment Services, Inc., through which Former MidWestOne offered retail brokerage (through an arrangement with a third-party registered broker-dealer) and financial planning services.

Initially following the Merger, the Company continued operating through its three bank subsidiaries—Iowa State Bank & Trust Company, First State Bank and MidWestOne Bank—but in August 2008 consolidated the three bank subsidiaries under the charter of Iowa State Bank & Trust Company and renamed the surviving bank “MidWestOne Bank.”  The operations of MidWestOne Investment Services also have been transferred to MidWestOne Bank and MidWestOne Investment Services has been dissolved; the brokerage and financial planning services previously offered by MidWestOne Investment Services are now offered through MidWestOne Bank.  All references herein to “MidWestOne Bank” or the “Bank” are to the surviving bank subsidiary; references to “Former MidWestOne Bank” are to the bank subsidiary of the former MidWestOne as it existed prior to the Merger.  The Company retained all of the offices previously operated by the three bank subsidiaries, except that it sold its Wapello branch on October 17, 2008, pursuant to which the buyer assumed approximately $8.6 million in deposits and paid a premium of 6%.  The Company retained the loans associated with the branch and will service them through its branch location in Burlington, Iowa.  MidWestOne Bank continues to offer substantially the same services provided by the three bank subsidiaries prior to the Merger and the subsequent bank charter consolidation.

The Company maintained MidWestOne Insurance Services, Inc. as a separate subsidiary following the Merger.  MidWestOne Insurance Services is a full-service insurance agency that offers a wide range of insurance plans to individuals and businesses.  In December 2008, MidWestOne Insurance Services acquired Butler-Brown Insurance, a full-service insurance agency in Oskaloosa, to expand its insurance agency business.  MidWestOne Insurance Services operates through three offices.

MidWestOne Bank operates a total of 29 branch locations, plus its specialized Home Loan Center, in 15 counties throughout central and east-central Iowa.  MidWestOne Bank provides full service retail banking in the communities in which its branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits.  MidWestOne Bank offers commercial and industrial, agricultural, real estate mortgage and consumer loans. Other products and services include debit cards, automated teller machines, on-line banking and safe deposit boxes.  The principal service consists of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. MidWestOne Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, custodial services, financial planning, investment management and retail brokerage (through an agreement with a third-party registered broker-dealer).

Operating Strategy

The Company’s operating strategy is based upon a sophisticated community banking model delivering a complete line of financial products and services while following three guiding principles: hire excellent employees; take care of customers; and conduct business with the utmost integrity.

Management believes the personal and professional service offered to customers provides an appealing alternative to the “megabanks” that have resulted from large out-of-state national banks acquiring Iowa-based community banks.  While the Company employs a community banking philosophy, management believes its size, combined with its complete line of financial products and services, is sufficient to effectively compete in the relevant market areas.  To remain price competitive, management also believes the Company must manage expenses and remain disciplined in its asset/liability management practices.

Market Areas

The principal offices of the Company and MidWestOne Bank are in Iowa City, Iowa.  The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa.  It is strategically situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 21,000 undergraduate students and 9,000 graduate and professional students.  Iowa City is the home of the University of Iowa Hospitals and Clinics, a 680-bed comprehensive academic medical center and regional referral center with more than 760 staff physicians and dentists, 480 resident physicians and dentists and 180 fellow physicians and 1,565 nurses.  The U.S. Census Bureau estimates that, as of 2006, the city of Iowa City had a total population of approximately 63,000 and the Iowa City MSA had a total population of approximately 140,000.  Iowa City is the sixth largest city in the state of Iowa.  According to the FDIC, as of June 30, 2008, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 18%.

MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa.  According to the FDIC, in nine of those 15 counties, MidWestOne Bank held between 8% and 25% of the deposit market share.  In another county, MidWestOne Bank held 42% of the deposit market share.

Lending Activities

General

The Company provides a range of commercial and retail lending services to businesses, individuals and government agencies.  These credit activities include commercial, financial and agricultural loans; real estate construction loans; commercial and residential real estate loans; and consumer loans.

The Company markets its services to qualified lending customers.  Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the business communities in which the Company operates.  Through professional service, competitive pricing and innovative structure, the Company has been successful in attracting new lending customers.  The Company also actively pursues consumer lending opportunities.  With convenient locations, advertising and customer communications, the Company has been successful in capitalizing on the credit needs of its market areas.

Management emphasizes credit quality and seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral.  The Company has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow, interest rate and credit history of the borrower.

Commercial, Financial and Agricultural Loans

Commercial and Financial.  The Company has a strong commercial loan base.  The Company focuses on, and tailors its commercial loan programs to, small- to mid-sized businesses in its market areas.  The Company’s loan portfolio includes loans to wholesalers, manufacturers, contractors, business services companies and retailers.  The Company provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial business loans generally range from one to five years.

The Company’s commercial and financial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value.

As of December 31, 2008, commercial and financial loans comprised approximately 21% of the total loan portfolio.

Agricultural Loans.  Due to the rural market areas in and around which the Company operates, agricultural loans are an important part of the Company’s business.  Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  Agricultural loans comprised approximately 9% of the total loan portfolio at December 31, 2008.

Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s controls including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.

The agricultural loan department works closely with all of its customers, including companies and individual farmers, and reviews the preparation of budgets and cash flow projections for the ensuing crop year.  These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least once annually.  The Company also works closely with governmental agencies to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Real Estate Loans

Construction Loans.  The Company offers loans both to individuals that are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties.  These loans are in-market to known and established borrowers.  Construction loans generally have a short term, such as one to two years.  As of December 31, 2008, construction loans constituted approximately 10% of total loans.

Mortgage Loans.  The Company offers residential, commercial and agricultural mortgage loans.  As of December 31, 2008, the Company had $685.8 million in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 68% of the total loan portfolio.

Residential mortgage lending is a focal point for the Company, as residential real estate loans constituted approximately 26% of total loans at December 31, 2008.  Included in this category of loans are home equity loans made to individuals.  As long-term interest rates remained at relatively low levels during 2007 and 2008, many customers opted for mortgage loans that have a fixed rate with fifteen or thirty year maturities.  The Company generally retains short-term residential mortgage loans that it originates for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those.  The Company performs loan servicing activity for third parties.  At December 31, 2008, the Company serviced approximately $85.7 million in mortgage loans for others.  The Company does not offer subprime mortgage loans and does not operate a wholesale mortgage business.

The Company also offers mortgage loans to its commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings.  As of December 31, 2008, commercial and agricultural real estate loans constituted approximately 42% of total loans.

Consumer Lending

The Company’s consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans.  Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.  As of December 31, 2008, consumer loans comprised only 2% of the total loan portfolio.

Loan Pool Participations

The Company holds in its portfolio a significant amount of participation interests in pools of loans that are owned and serviced by States Resources Corporation, a third-party loan servicing organization located in Omaha, Nebraska (the “Servicer”).  The Company does not have any ownership interest in or control over the Servicer.  The loans in those pools are purchased at varying discounts to their outstanding principal amount.  Former MidWestOne began the program of acquiring participation interests from the Servicer in 1988 and the Company has continued with this program since the Merger (although these loan participations constitute a smaller percentage of the Company’s total loan portfolio than they did of Former MidWestOne’s total loan portfolio).

The Servicer generally acquires the underlying loans from large nonaffiliated banking organizations and from the FDIC when it auctions off assets of failed financial institutions for which it has been appointed receiver.  Thus, the purchased loan pools generally consist of loans that were originated throughout the United States.  The sellers of the loans generally offer the loans through a sealed bid auction.  A sealed bid auction requires each bidder to submit a confidential bid on the subject loan pool, with the loan pool being awarded to the highest bidder.  If the Servicer is the winning bidder in an auction, it acquires the loans without recourse against the sellers and, accordingly, the risk of noncollectibility for the participation interest purchased by the Company is, for the most part, assumed by the Company.

Each pool of loans in which the Company acquires a participation interest has a different composition and different characteristics.  The pools in which the Company currently owns a participation interest are comprised primarily of performing, past-due and nonperforming loans secured by commercial real estate and other commercial assets.  The price bid and paid for such a loan pool is determined based on the credit quality of the loans in the particular pool, the amounts the Servicer believes can be collected on such pool and the risks associated with the collection of such amounts.

In considering an investment in a loan pool, the Servicer generally evaluates the loans underlying the pool being auctioned and makes recommendations to the Company concerning the creditworthiness of the borrowers of the underlying loans.  The Servicer performs a comprehensive analysis of the loan pool in an attempt to ensure proper valuation and adequate safeguards in the event of default.  In many cases, substantial uncertainties may exist regarding the collectibility of the various loans in the pool.  The Company makes its own decisions as to whether or not to participate in a particular loan pool that has been recommended by the Servicer based on the Company’s experience with the various categories and qualities of the underlying loans.

Upon the acquisition of a participation interest in a loan pool, the Company assumes the risk, to the extent of the Company’s participation interest, that the Servicer will be unable to recover an amount equal to the purchase price plus the carrying costs, if any, and collection costs on such accounts.  The extent of such risk is dependent on a number of factors, including the Servicer’s ability to locate the debtors, the debtors’ financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the Servicer’s ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructuring.

A cost “basis” is assigned to each individual loan acquired on a cents per dollar basis (discounted price), which is based on the Servicer’s assessment of the recovery potential of each such loan in relation to the total discounted price paid to acquire the pool.  This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.

Loan pool participations are shown on the Company’s balance sheet as a separate asset category; they are not included within the loan balance on the Company’s balance sheet.  The original carrying value of loan pool participation interests represent the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the Servicer.  The Company’s investment balance is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

Loan pools are accounted for in accordance with the provisions of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants.  According to SOP 03-3, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected.  When that is not the case, the loan is accounted for on nonaccrual status applying cash basis income recognition to the loan.

In each case, where changed circumstances or new information lead the Servicer to believe that collection of the loan or recovery of the basis through collateral would be less than originally determined, the cost basis assigned to the loan is written down or written off through a charge against discount income.  The Servicer and representatives of the Company continually evaluate at least quarterly the collectability of the loans and the recovery of the underlying basis.  On a quarterly basis, those loans that are determined to have a possible recovery of less than the assigned basis amount are placed on a “watch list.”  The amount of basis exceeding the estimated recovery amount on the “watch list” loans is written off by a charge against discount income.

Interest income and discount on loan pool participations recorded by the Company is net of collection expenses incurred by the Servicer and net of the servicing fee and share of recovery profit paid to the Servicer.  Collection costs include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses.  Under the terms of the Company’s agreement with the Servicer, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs.  Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investors’ required return on investment on each individual loan pool.  The Servicer’s percentage share of recovery profit is linked to a ten-tier index and ranges from zero to twenty-seven percent depending upon the return on investment achieved.  The investor’s minimum required return on investment is based on the two-year treasury rate at the time a loan pool is purchased plus 4.0 percent.  For every one percent increase obtained over the investor’s minimum required return, the Servicer percentage moves up one tier level.  In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share of the recovery profit.  Discount income is added to interest income and reflected as one amount on the Company’s consolidated statement of income.

The Servicer provides the Company with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets.  The Servicer also provides aging reports and “watch lists” for the loan pools.  Monthly meetings are held between the Company and representatives of the Servicer to review collection efforts and results, to discuss future plans of action and to discuss potential opportunities.  Additionally, the Company’s and the Servicer’s personnel communicate on almost a daily basis to discuss various issues regarding the loan pools.  Company representatives visit the Servicer’s operation on a regular basis; and the Company’s loan review officer and its internal auditor perform asset reviews and audit procedures on a regular basis.

The Company’s overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools.  For example, as of December 31, 2008, such cost basis was $92.9 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $175.3 million.  The discounted cost basis inherently reflects the assessed collectibility of the underlying loans.  The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans.

As part of the ongoing collection process, the Servicer may, from time to time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts.  This real estate may be held by the Servicer as “real estate owned” for a period of time until it can be sold.  Because the Company’s investments in loan pools are classified separately from the Company’s loan portfolio, the Company does not include the real estate owned that is held by the Servicer with the amount of any other real estate that the Company may hold directly as a result of its own foreclosure activities.

The underlying loans in the loan pool participations include both fixed rate and variable rate instruments.  No amounts for interest due are reflected in the carrying value of the loan pool participations.  Based on historical experience, the average period of collectibility for loans underlying the Company’s loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years.  Company management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the fair value of its investment in loan pool participations.

Other Products and Services

Deposit Products

Management believes the Company offers competitive deposit products and programs that address the needs of customers in each of the local markets served. The deposit products are offered to individuals, non-profit organizations, partnerships, small businesses, corporations and public entities. These products include non-interest bearing and interest bearing demand deposits, savings accounts, money market accounts and time certificates of deposit.

Trust and Investment Services

The Company offers trust and investment services in its market areas to help its business and individual clients in meeting their financial goals and preserving wealth.  Our services include administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services.  Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.

Insurance Services

The Company, through its insurance subsidiary, MidWestOne Insurance Services, offers property and casualty insurance products to individuals and small businesses in markets served by the Company.

Liquidity and Funding

A discussion of the Company’s liquidity and funding programs has been included in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity and Funding.”

Competition

The Company encounters competition in all areas of its business pursuits.  To compete effectively, grow its market share, maintain flexibility and keep pace with changing economic and social conditions, the Company continuously refines and develops its products and services.  The principal methods of competing in the financial services industry are through service, convenience and price.

The banking industry is highly competitive, and the Company faces strong direct competition for deposits, loans, and other financial-related services.  The offices in central and east-central Iowa compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders.  Some of these competitors are local, while others are statewide or nationwide.  The Company competes for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees it charges, the variety of its loan products and the efficiency and quality of services it provides to borrowers, with an emphasis on building long-lasting relationships.  Some of the financial institutions and financial service organizations with which the Company competes are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks.  As a result, such competitors have advantages over the Company in providing certain services.  As of December 31, 2008, there were approximately 100 other banks having 346 offices or branches operating within the 15 counties in which he Company has locations.  Based on deposit information collected by the FDIC as of June 30, 2008, the Company maintained approximately 4.8% of the bank deposits within the 15 counties in which it operates.  New competitors may develop that are substantially larger and have significantly greater resources than the Company.  Currently, major competitors in some of the Company’s markets include Wells Fargo Bank, U.S. Bank, Regions Bank and Bank of the West.

The Company also faces competition with respect to its investments in loan pool participations.  The Company’s financial success to date regarding loan pools is largely attributable to the Servicer’s ability to determine which loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer’s ability to collect on the underlying assets.  Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers.  There is no assurance that the Company, through the Servicer, will be able to bid successfully in the future.  Certain existing competitors of the Company are substantially larger and have significantly greater financial resources than the Company.  Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by the Company.  In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer’s procedures.  The emergence of such competition could have a material adverse effect on the Company’s business and financial results.  The Company expects that its success in the future will depend more on the performance of MidWestOne Bank and MidWestOne Insurance Services and less on the investments in loan pool participations.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company.  The effect of these statutes, regulations and regulatory policies may be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends.  This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.  In addition to this generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has given the U.S. Treasury a wide array of powers and discretion to implement programs and make direct equity investments in qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury invests.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States.  In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares of companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The Company has elected (and the Federal Reserve has accepted the Company’s election) to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008.  Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Bank.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and in an effort to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and President Bush signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorizes the Secretary of the U.S. Treasury (the “Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA will be required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock together with a warrant to acquire shares of common stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Eligible institutions can sell CPP Preferred Stock to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Company elected to participate in the CPP and, on February 6, 2009, consummated the sale of $16 million of CPP Preferred Stock, together with a warrant to acquire 198,675 shares of Company common stock, to Treasury.  For further discussion of the Company’s participation in the CPP, see below under “Recent Developments—Participation in the Capital Purchase Program.”

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As an Iowa corporation, the Company is subject to the limitations of Iowa law, which allows the Company to pay dividends unless, after such dividend, (i) the Company would not be able to pay its debts as they become due in the usual course of business or (ii) the Company’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if the Company were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.  Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

In addition to the foregoing, as discussed below in more detail under “Recent Developments—Participation in the Capital Purchase Program,” the Company’s participation in the CPP further restricts its ability to pay dividends.  For example, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

Federal Securities Regulation.  The Company’s common stock is registered under the Securities Act and the Exchange Act.  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC to the maximum extent provided under federal law and FDIC regulations.  As an Iowa-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008).  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.  In addition, the FDIC recently passed an interim rule authorizing the FDIC to impose an emergency special assessment equal to 0.20% of total deposits on June 30, 2009 (that will be collected on September 30, 2009), and further authorizing the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.10% of total deposits, whenever the FDIC estimates that the reserve ratio of the Deposit Insurance Fund (“DIF”) will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter.  The interim rule, however, is subject to a 30-day comment period that will expire on April 2, 2009, and may be subject to change before any special assessments are imposed on insured depository institutions.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency.  The amount of the assessment is calculated on the basis of the Bank’s total assets.  During the year ended December 31, 2008, the Bank paid supervisory assessments to the Iowa Superintendent totaling $155,617.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks, with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.”  Under the regulations of the FDIC, in order to be “well-capitalized,” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2008, the Bank exceeded its minimum regulatory capital requirements under the FDIC’s capital adequacy guidelines and was deemed to be “well-capitalized,” as defined by FDIC regulations. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of directors recently adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater. The Bank’s capital policy also provides that it will maintain a ratio of total capital to total risk-weighted assets of at least 10% (which is the same threshold as is required to be deemed well-capitalized under FDIC regulations).

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits.  In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice. In addition, the Bank’s board of directors will not cause the Bank to pay a dividend to the Company if such dividend would cause the Bank to fall out of compliance with the ratios set forth in the Bank’s recently adopted capital policy, as described above.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances.  Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority.  The Bank has the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

State Bank Investments and Activities.  The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million.  The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Employees

On December 31, 2008, the Company had 411 full-time equivalent employees.  The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan.  None of the Company’s employees are represented by unions.  Management considers its relationship with its employees to be good.

Company Website

The Company maintains an internet website for MidWestOne Bank at www.midwestone.com.  The Company will make available, free of charge, on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Recent Developments

Participation in the Capital Purchase Program

On February 6, 2009, the Company, pursuant to the CPP implemented under the EESA, entered into a Letter Agreement, which includes the Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the Treasury pursuant to which the Company issued and sold to the Treasury 16,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a warrant to purchase 198,675 shares of the Company’s common stock, for an aggregate purchase price of $16 million in cash.  The warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price equal to $12.08 per share of the common stock.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company at any time subject to the approval of the Treasury and the Company’s regulators.  Any redemption of the Series A Preferred Stock will be at the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

Prior to the third anniversary of the Treasury’s purchase of the Series A Preferred Stock, unless the Series A Preferred Stock has been redeemed or Treasury has transferred all of the Series A Preferred Stock to one or more third parties, the consent of the Treasury will be required for the Company to increase the dividend paid on its common stock above its most recent quarterly dividend of $0.1525 per share or repurchase shares of its common stock (other than in connection with benefit plans).  The Series A Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series A Preferred Stock.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. Each of our senior executive officers in February 2009 agreed in writing to accept the compensation standards in existence at that time under the CPP and thereby cap or waive, during the period during which the Treasury continues to hold an equity interest in the Company, some of their contractual or legal rights.  The compensation-related limitations include the following:  limits on compensation to exclude incentives to take unnecessary and excessive risks; a clawback with respect to incentive compensation based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; and a prohibition on golden parachute payments.  EESA also limits the deductibility of compensation earned by each of our senior executive officers to $500,000 per year.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”).  ARRA provides for large amounts of new government spending and programs.  In addition, ARRA imposes extensive new executive compensation and corporate governance limitations on current and future participants in the CPP, which are in addition to those previously announced by Treasury.  Thus, the newly enacted compensation-related limitations are applicable to the Company and, to the extent Treasury may implement these restrictions unilaterally, the Company will apply these provisions.  The new restrictions include additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our most highly compensated employee (which is our President and Chief Executive Officer) except for the payment of long-term restricted stock that does not fully vest until such time as Treasury no longer owns any of our equity or debt securities; prohibiting the payment of “golden parachutes” to our senior executive officers and next five most highly compensated employees; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the clawback required by EESA to the top 20 most highly compensated employees (in addition to our senior executive officers).  ARRA also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by our Chief Executive Officer and Chief Financial Officer that we have complied with the standards in the ARRA.  These new limits will remain in place until the Company has redeemed the CPP Preferred Stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the Company’s federal bank regulators.

The full impact of the ARRA is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the ARRA and the anticipated regulations.

Temporary Liquidity Guarantee Program

In connection with the recently enacted EESA and in conjunction with the Treasury’s actions to address the current credit and liquidity crisis in financial markets, the FDIC announced the Temporary Liquidity Guarantee Program, which temporarily provides to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”).  Institutions that did not opt out of the two guarantee programs are subject to the following assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts through and including December 31, 2009.  The Bank decided to continue to participate in these programs and did not opt out.  As a result, the Bank is incurring fees associated with the programs (although, as of December 31, 2008, it had not issued any debt that is covered by the debt guarantee program).

Financial Stability Plan

On February 10, 2009, Treasury outlined a comprehensive plan consisting of multiple components designed to help restore stability to the U.S. financial system.  As outlined by Treasury, this plan, referred to as the Financial Stability Plan, will include: the Capital Assistance Program pursuant to which certain financial institutions will be permitted to sell convertible preferred stock to Treasury; a public-private investment fund designed to provide greater means for financial institutions to cleanse their balance sheets of non-performing legacy assets; a consumer and business lending initiative of up to $1 trillion; a housing support and foreclosure prevention program; and a small business and community lending initiative.  Because only a general outline of the Financial Stability Plan has been disclosed thus far, it is difficult to predict at this point what effect, if any, such programs will have on the U.S. financial system generally or MidWestOne’s business specifically.

Increase in FDIC Deposit Insurance Premiums

On February 27, 2009, the FDIC issued a proposed rule that would impose a significant “emergency special assessment” on all FDIC-insured depository institutions equal to 0.20% of deposits, regardless of their risk level.  The FDIC has proposed this special assessment in an effort to increase the DIF, which declined from 0.76% of total insured deposits as of September 30, 2008, to 0.40% of total insured deposits as of December 31, 2008.  The proposed special assessment would be on total deposits as of June 30, 2009, to be collected on September 30, 2009.  It is important to note that the rule proposing the special assessment has not been finalized and may change.  For example, it has been reported that the FDIC Chairman would consider reducing the special assessment rate to 0.10% if legislation is passed that allows it to borrow as much as $100 billion from Treasury.  However, if the rule is finalized in its current form, we anticipate that this one-time special assessment could cost us an additional $2.3 million in deposit insurance premiums in 2009.

Although the proposed assessment is only a one-time assessment, the FDIC notes in the proposed rule that if the DIF’s reserve ratio were to fall below a level “that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter,” an additional emergency special assessment of up to 0.10% may be imposed by a vote of the FDIC’s Board.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “plans”, “intend”, “project”, “estimate’, “forecast”, “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	Credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings.

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income.

•
Changes in the economic environment, competition, or other factors that may affect the Company’s ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing.

•	Fluctuations in the value of the Company’s investment securities.

•	The ability to attract and retain key executives and employees experienced in banking and financial services.

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing loan portfolio.

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace.

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio.

•
The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services.

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities.

•	Volatility of rate sensitive deposits.

•	Operational risks, including data processing system failures or fraud.

•	Asset/liability matching risks and liquidity risks.

•	The costs, effects and outcomes of existing or future litigation.

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company.

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

These risks and uncertainties should be considered when evaluating the forward-looking statement and undue reliance should not be placed on such statements. The Company cautions that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect any events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1A.	Risk Factors.

As discussed above under Item 1. Business – “Merger Transaction,” the Company is eligible to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K.  Accordingly, the Company is not required to provide the information under this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s headquarters and the Bank’s main office are located at 102 South Clinton Street, Iowa City, Iowa.  This building is owned by the Company and approximately 39,400 of its 63,800 sq ft are being leased out to unrelated third parties. The Company currently operates 28 additional branches throughout central and east-central Iowa totaling approximately 125,000 square feet.  The table below sets forth the locations of the Bank’s branch offices:

822 12th St. Belle Plaine, Iowa	802 13th St.* Belle Plaine, Iowa
3225 Division St. Burlington, Iowa	323 Jefferson St. Burlington, Iowa
120 W. Center St. Conrad, Iowa	110 1st Ave. Coralville, Iowa
101 W. Second St., Suite 100† Davenport, Iowa	2408 W. Burlington Fairfield, Iowa
58 East Burlington Fairfield, Iowa	926 Ave. G Ft. Madison, Iowa
4510 Prairie Pkwy. Cedar Falls, Iowa	100 Eddystone Dr. Hudson, Iowa
325 S. Clinton St. Iowa City, Iowa	1906 Keokuk St. Iowa City, Iowa
2233 Rochester Ave. Iowa City, Iowa	202 Main St. Melbourne, Iowa
10030 Hwy. 149 North English, Iowa	465 Hwy. 965 NE, Suite A North Liberty, Iowa
124 South First St. Oskaloosa, Iowa	222 First Ave. East* Oskaloosa, Iowa
301 A Ave. West* Oskaloosa, Iowa	116 W. Main St. Ottumwa, Iowa
1001 Hwy. 57 Parkersburg, Iowa	700 Main St. Pella, Iowa
500 Oskaloosa St.* Pella, Iowa	112 North Main St. Sigourney, Iowa
3110 Kimball Ave. Waterloo, Iowa	305 W. Rainbow Dr. West Liberty, Iowa
*      Drive up location only.
†      Leased office.

In addition to the Bank’s branch offices, the insurance and investment divisions lease two properties totaling approximately 3,900 square feet.  The Bank also currently operates one additional branch in a temporary facility and has one branch temporarily closed as discussed further below.  The Bank owns 48 ATMs that are located within the communities served by branch offices.  We believe each of our facilities is suitable and adequate to meet our current operational needs.

Natural disasters in late May and early June 2008 affected the Company’s properties.  On May 25, 2008, the Parkersburg branch was destroyed by a tornado that leveled much of the community.  The branch has reopened in a temporary facility and rebuilding efforts have begun.  Construction of the permanent facility is expected to be completed in spring 2009.  The facility was insured, which is expected to cover most of the reconstruction cost.  Flooding in eastern Iowa in early June inundated the Waterloo and Coralville branch offices.  The Waterloo office, re-opened on February 23, 2009, has secured a leased space in Waterloo.  This leased facility will replace the previously flooded location.  The Coralville office was relocated to a temporary facility until October 2008 when the newly remodeled office reopened.  Neither the Waterloo nor the Coralville office was covered by flood insurance.

Item 3.	Legal Proceedings.

The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business.  The Company believes that there is no threatened or pending proceeding against the Company or its subsidiaries, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the Merger, the Company’s common stock was quoted on the Pink Sheets under the symbol “ISBO.PK.”  In connection with the Merger, the Company received approval to list its common stock on the Nasdaq Global Select Market under the symbol “MOFG,” and trading commenced on March 17, 2008.  The following table sets forth for the periods indicated the high and low reported bid prices per share of the Company’s common stock as reported by Pink Sheets from January 1, 2007 through March 16, 2008 and the intra-day high and low sales prices per share of the Company’s common stock as reported on the Nasdaq Global Select Market beginning March 17, 2008, along with the cash dividends per share declared during such periods.  With respect to the high and low bid information for the period from January 1, 2007 through March 16, 2008, the per share prices reflect inter-dealer prices without adjustments for markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low	Cash Dividend Declared
2007
First Quarter	$27.50	$26.75	$0.32
Second Quarter	$27.00	$26.00	—
Third Quarter	$27.50	$24.25	—
Fourth Quarter	$25.00	$18.50	$0.33
2008
First Quarter	$19.24	$16.00	—
Second Quarter	$17.25	$11.94	$0.1525
Third Quarter	$14.95	$12.00	$0.1525
Fourth Quarter	$14.47	$8.35	$0.1525

As of December 31, 2008, there were 8,603,055 shares of common stock outstanding held by approximately 580 holders of record.  Additionally, there are an estimated 1,310 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Dividends.  The Company may pay dividends on its common stock as and when declared by the Company’s board of directors out of any funds legally available for the payment of such dividends, subject to any and all preferences and rights of any preferred stock or a series thereof.  The amount of dividend payable will depend upon the earnings and financial condition of the Company and other factors, including applicable governmental regulations and policies.

As discussed above, the Company consummated the sale of $16 million of senior preferred stock to Treasury pursuant to the Capital Purchase Program on February 6, 2009.  The terms of the senior preferred stock place certain restrictions on the Company’s ability to pay dividends on its common stock.  First, no dividends on the Company’s common stock may be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full.  Second, until the third anniversary of the date of Treasury’s investment, the Company may not increase the dividends paid on its common stock beyond its most recent quarterly dividend of $0.1525 per share without first obtaining the consent of Treasury.

Repurchases of Company Equity Securities.  On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program of up to $5,000,000 worth of common stock through December 31, 2008. During the fourth quarter of 2008, the Company repurchased 30,000 shares of common stock on the open market for a total of $369,650.  The table set forth below provides certain information with respect to these repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	# Purchased as Part of Publicly Announced Plan	Maximum Amount that May Yet Be Purchased Under Plan
October 1-31, 2008	-	n/a	n/a	$4,117,150
November 1-30, 2008	15,000	13.45	15,000	3,915,400
December 1-31, 2008	15,000	11.19	15,000	3,747,500
Total	30,000	12.32	30,000	3,747,500

The Company’s 2008 repurchase program expired on December 31, 2008.  No new repurchase program has been approved.  Because of the Company’s participation in the Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as the Treasury no longer holds any equity securities in the Company.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below sets forth the following information as of December 31, 2008 for: (i) all equity compensation plans previously approved by the Company’s shareholders; and (ii) all equity compensation plans not previously approved by the Company’s shareholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	268,218	18.10	473,082
Equity compensation plans not approved by securityholders	-	-	-
Total	268,218	18.10	473,082

Item 6.	Selected Financial Data.

The Company is not required to provide the information under this item because, as discussed above, it is eligible to use the scaled disclosure model for smaller reporting companies in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents management’s discussion and analysis of the Company’s consolidated results of operations, financial position and changes in condition.  This review highlights the major factors affecting results of operations and any significant changes in financial condition for the two-year period ended December 31, 2008.  It should be read in conjunction with the accompanying Consolidated Financial Statements included herein at pages F-1 through F-55 and other financial statistics appearing elsewhere in this annual report, as well as the section titled “Caution Regarding Forward-Looking Statements” set forth above in Item 1.  Business.

Overview

The following discussion is provided for the consolidated operations of the Company, which as of December 31, 2008, includes its wholly-owned banking subsidiary, MidWestOne Bank, and its insurance subsidiary, MidWestOne Insurance Services, Inc. On March 14, 2008, the Company (which was at such time named ISB Financial Corp.) consummated its merger with the Former MidWestOne.  At the time of the Merger, the Company had two wholly-owned banking subsidiaries—Iowa State Bank & Trust Company and First State Bank. At the time of the Merger, Former MidWestOne had one bank subsidiary, MidWestOne Bank; an insurance subsidiary, MidWestOne Insurance Services, Inc.; and an investment brokerage subsidiary, MidWestOne Investment Services, Inc., the operations of which were transferred to MidWestOne Bank substantially contemporaneous with the Merger.  The Company operated the three bank subsidiaries from March 15, 2008 to August 9, 2008, at which time the three banks were consolidated under the charter of Iowa State Bank & Trust Company with the surviving bank renamed MidWestOne Bank. MidWestOne Insurance Services continues to operate as a separate subsidiary of the Company. The results of operations for the year ended December 31, 2007 include the Company’s operations for such year and its two bank subsidiaries. The results of operations for the year ended December 31, 2008 include the Company and its two bank subsidiaries for the entire year plus the results of operation for the Former MidWestOne and its subsidiaries from March 15, 2008 through December 31, 2008.  Because the Company was deemed to be the acquirer for purposes of applying purchase accounting, the discussion below compares the consolidated financial condition and results of operations of the Company and its subsidiaries as of and for the year ended December 31, 2008 the consolidated financial condition and results of operations of the Company (which at the time was referred to as ISB Financial Corp.) and its two subsidiaries as of and for the year ended December 31, 2007.

As explained above, because the Merger was consummated in 2008, the Company’s financial information for fiscal year 2007 does not include any of the financial information attributable to the Former MidWestOne or its subsidiaries, but the Company’s financial information for fiscal year 2008 does include the Former MidWestOne operations (except, as noted above, for the operations of the Former MidWestOne between January 1, 2008 and March 14, 2008).  Prior to the Merger, the Company and the Former MidWestOne were comparable in total size; thus, the comparison of the Company’s 2008 financial information to its 2007 financial information often shows significant changes, which generally makes the year-to-year changes significantly larger than they generally would be expected for a company that has not undergone a significant merger during the year.

Critical Accounting Estimates

The Company has identified five critical accounting policies and practices relative to the reporting of its results of operation and financial condition. These five accounting policies relate to the allowance for loan losses, participation interests in loan pools, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.

Allowance for Loan Losses

The allowance for loan losses is based on management’s estimate. Management believes the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. In the event that management’s evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses.

Participation Interests in Loan Pools

The loan pool accounting practice relates to management’s estimate that the investment amount reflected on the Company’s financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan pool, management takes into consideration many factors, including the borrowers’ current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process. If the estimated net realizable value of the loan pool participations is overstated, the Company’s yield on the loan pools would be reduced.

Application of Purchase Accounting

We completed the acquisition of the former MidwestOne Financial Group, Inc., which generated significant amounts of goodwill and intangible assets and related amortization.  The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by our management.  Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations.  Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed.  If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Performing such a discounted cash flow analysis involves the use of estimates and assumptions.  Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows.  Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting as a critical accounting policy.

Goodwill and Intangible Assets

Goodwill and intangible assets arise from purchase business combinations.  On March 14, 2008, we completed our merger with the former MidWestOne.  We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger.  The goodwill was assigned to our one reporting unit, banking.  As a general matter, goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually.  Core deposit and customer relationship intangibles arising from acquisitions are being amortized over their estimated useful lives of up to 10 years.

In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock.  At December 31, 2008, our market capitalization was less than our total shareholders’ equity, providing an indication that goodwill may be impaired as of such date.  Thus, the Company performed an impairment analysis as a result of the significant decline in its stock price.  Based on this analysis, we wrote off $27.3 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger.  Such charge had no effect on the Company’s or the Bank’s cash balances or liquidity.  In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s and the Bank’s December 31, 2008 regulatory ratios were not adversely affected by this non-cash expense and exceeded the minimum amounts required to be considered “well-capitalized.”

Our other intangible assets are core deposit and customer relationship intangibles.  The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives.  We assess these intangible assets for impairment quarterly.  If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a writedown would be taken through a charge to our earnings.  The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loans.  If such attrition rate were to accelerate from that which we expected, the intangible may have to be reduced by a charge to earnings.  The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.

Fair Value of Available for Sale Securities

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other than temporary.” Declines in the fair value of available for sale securities below their cost that are deemed “other than temporary” are reflected in earnings as impairment losses. In estimating “other than temporary” impairment losses, management considers a number of factors including: (1) the length of time and extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Summary of Performance

For the year ended December 31, 2008, the Company recorded a net loss of $24,562,000, or a loss of $3.09 per share basic and diluted.  This compares with net income of $6,648,000, or $1.29 per share basic and diluted, for the year ended December 31, 2007.  The Company’s significant net loss in 2008 was primarily attributable to two one-time charges totaling $33.5 million that were recognized in the fourth quarter.  The first was a $27.3 million non-cash goodwill impairment charge; this goodwill represented all of the goodwill that was recognized as a result of the Merger.  The second was a $6.2 million (pre-tax) “other than temporary impairment” charge to the Company’s investment securities portfolio as a result of the decline in the market value of certain debt securities secured by pools of trust preferred securities issued by multiple banks and insurance companies.  If these two charges were excluded from the Company’s earnings, the Company would have had earnings for the year ended December 31, 2008 of $6.6 million, or $0.76 basic and diluted earnings per share.  The Company’s net interest income for the year ended December 31, 2008 was $39,811,000 as compared to net interest income for the year ended December 31, 2007 of $19,267,000, an increase of 106.6% that resulted primarily from the Merger.  This increase in net interest income was offset in part, however, by an increase in noninterest expense (excluding the aggregate $27.3 million charge due to the goodwill impairment) of $20,960,000 and an increase in the provision for loan losses of $3,866,000.

Total assets of the Company increased $806,979,000, or 115.0%, to $1,508,962,000 as of December 31, 2008 from $701,983,000 as of December 31, 2007, with $784,461,000 of the increase in total assets resulting from the Merger.  The Company’s total loans outstanding (excluding loan pool participations) increased $613,260,000, or 152.7%, to $1,014,814,000 at December 31, 2008 from $401,554,000 at December 31, 2007.  Approximately 87.4% of the increase in total loans was a result of the Merger; the remainder came from organic loan growth generated by the Company in 2008.  The Company’s deposits increased $601,574,000, or 114.2%, to $1,128,189,000 as of December 31, 2008 from $526,615,000 at December 31, 2007.  Approximately 95.5% of the increase in deposits was a result of the Merger; the remainder came from organic deposit growth generated by the Company in 2008.

Various operating and equity ratios for the Company are presented in the table below for the years indicated.  Due to the significant net loss recognized by the Company for the year ended December 31, 2008 as a result of the $27.3 million goodwill impairment charge and the $6.2 million other-than-temporary impairment charge to the Company’s investment securities portfolio, the Company’s return on average assets and return on equity were negative in 2008, as shown in the table below.  The dividend payout ratio represents the percentage of the Company’s prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to the average assets of the Company. The equity to assets ratio expresses this ratio using the period-end amounts instead of on an average basis.

	12/31/08		12/31/07	12/31/06	12/31/05

Return on average total assets	(1.61	) %	0.98%	0.87%	1.06%
Return on average equity	(15.96)		8.83	8.16	10.27
Dividend payout ratio	59.49		57.90	23.96	20.53
Average equity to average assets	10.10		10.94	10.62	10.32
Equity to assets ratio (at period end)	8.66		11.02	10.95	10.30

Results of Operations

Net Interest Income

Net interest income is the total of interest income earned on earning assets less interest expense paid on interest bearing liabilities. Net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest-bearing liabilities. Net interest margin is a measurement, expressed as a ratio, of the net return on interest earning assets computed by dividing net interest income on a tax-equivalent basis by the annual average balance of all interest earning assets.

Net interest income for the year ended December 31, 2008 totaled $39,811,000, an increase of $20,544,000, or 106.6%, compared with the $19,267,000 of net interest income for the year ended December 31, 2007. This increase was due primarily to the greater loan volumes as a result of the Merger followed by a wider net interest margin resulting from a steepening of the yield curve between December 31, 2007 and December 31, 2008.  The net interest margin (on a tax-equivalent basis) increased during 2008 to 3.28% compared with 3.27% for 2007 as the increase in net interest income was proportionately greater than the increase in average earning assets.

Total interest income increased $31,901,000, or 83.3%, for the year ended December 31, 2008 compared with the year ended December 31, 2007.  This increase in interest income was experienced in all earning asset categories (loans, investment securities and federal funds sold and interest-bearing balances) and was primarily a result of the Merger.  Interest income on loans totaled $53,104,000 for 2008, an increase of $25,540,000 or 92.7%, compared to 2007. The higher interest income on loans was due primarily to growth in loan volumes as a result of the Merger, partially offset by lower market interest rates.  The decrease in the national prime rate has affected the Company as the overall average rate on the total loan portfolio decreased to 5.94% for the year ended December 31, 2008 compared with 7.11% for the year ended December 31, 2007.  The average volume of loans outstanding for 2008 was $502,589,000 greater than the average volume of loans for 2007.  Most of this increase was due to the Merger.  Interest income on investment securities increased $2,109,000, or 20.7%, in 2008 to $12,302,000. This compares with $10,193,000 in 2007. The average balance of investment securities increased $47,462,000.  Most of this increase was a result of the Merger, but such increase was partially offset by the proceeds from maturing investment securities utilized to fund loan growth. The average tax-equivalent yield on the investment portfolio decreased slightly to 4.90% for the year ended December 31, 2008 compared to 4.91% for the year ended December 31, 2007, as higher-yielding securities matured and were replaced with securities having a lower interest rate due to the overall decline in market interest rates in 2008.  The overall yield on earning assets decreased to 5.68% for the year ended December 31, 2008 from 6.25% for the year ended December 31, 2007, while total earning assets averaged $1,262,392,000 for the year ended December 31, 2008, or $624,871,000 higher than for the year ended December 31, 2007.

The growth in deposits and federal funds purchased, which growth was attributable primarily to the Merger, contributed to an increase in total interest expense for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Total interest expense increased $11,357,000, or 59.7%, for 2008 to $30,395,000, up from $19,038,000 for 2007. Total deposits averaged $453,402,000 higher for 2008 compared with 2007, while the average rate paid on these deposits during 2008 decreased to 2.59% from 3.35% for 2007. Interest expense on deposits was $23,157,000 for the year ended December 31, 2008, an increase of $8,359,000, or 56.5%, from the $14,798,000 in interest expense for the year ended December 31, 2007. The primary factor contributing to this increase in interest expense on deposits was the large increase in the balance of outstanding deposits resulting from the Merger.  This increase in interest expense was offset partially by decreases in the average rate paid on deposits due to the overall declined in market interest rates in 2008. For the year ended December 31, 2008, the Company averaged $55,069,000 in federal funds purchased and repurchase agreements compared with $49,629,000 for 2007. Interest expense on federal funds purchased and repurchase agreements decreased $992,000 to $1,122,000 for 2008 compared with $2,114,000 for 2007. This was also primarily due to the Merger, offset partially by decreases in market interest rates. The interest rates on federal funds purchased and repurchase agreements correlate directly with the actions taken by the Federal Reserve in lowering the discount rate during 2008. The average rate paid by the Company on federal funds purchased and repurchase agreements decreased to 2.04% for the year ended December 31, 2008 compared with 4.26% for the year ended December 31, 2007, which decreased interest expense. The average balance of Federal Home Loan Bank advances was $91,803,000 higher for the year ended December 31, 2008, while the average rate paid decreased to 3.93% for 2008 from 4.58% for 2007. The increase in Federal Home Loan Bank advances was due primarily to the Merger.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the years indicated.  Interest income on tax-exempt securities is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing income or expense by the average balances of assets or liabilities results in such yields and costs. Nonaccrual loans are included in the loan category.

	Year ended December 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income(2)/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Average earning assets:
Loans(1)	$893,451	$53,104	5.94%	$390,862	$27,771	7.11%
Loan pool participations	72,558	4,459	6.15	-	-	-
Investment securities:
Taxable investments	180,787	8,222	4.55	163,608	7,552	4.62
Tax exempt investments	102,035	5,625	5.51	71,752	4,001	5.58
Total investment securities	282,822	13,847	4.90	235,360	11,553	4.91
Federal funds sold and interest-bearing balances	13,561	341	2.51	11,299	548	4.85
Total earning assets	$1,262,392	$71,751	5.68%	$637,521	$39,872	6.25%

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$392,603	$5,511	1.40%	$193,044	$3,109	1.61%
Time Certificates of deposit	502,220	17,646	3.51	248,377	11,689	4.71
Total deposits	894,823	23,157	2.59	441,421	14,798	3.35
Federal funds purchased and repurchase agreements	55,069	1,122	2.04	49,629	2,114	4.26
Federal Home Loan Bank advances	135,984	5,348	3.93	44,181	2,023	4.58
Long-term debt and other	11,968	768	6.42	1,582	103	6.51

Total interest-bearing liabilities	$1,097,844	$30,395	2.77%	$536,813	$19,038	3.55%
Net interest income		$41,356	2.92%		$20,834	2.71%
Net interest margin (3)			3.28%			3.27%

(1) Loan fees included in interest income are not material.
(2) Includes interest income and discount realized on loan pool participations.
(3) Net interest margin is net interest income (computed on a tax-equivalent basis) divided by average total earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on the Company’s average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Year ended December 31,
	2008 Compared to 2007
	Increase/ (Decrease) Due to
	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$29,022	$(3,689)	$25,333
Investment securities:
Taxable investments	779	(109)	670
Tax exempt investments	1,669	(45)	1,624
Total investment securities	2,448	(154)	2,294
Federal funds sold and interest-bearing balances	147	(354)	(207)
Total income from earning assets	31,618	(4,198)	27,420

Interest expense from average interest-bearing liabilities:
Savings and interest-bearing demand deposits	(3,969)	6,371	2,402
Time Certificates of deposit	7,921	(1,964)	5,957
Total deposits	3,952	4,407	8,359
Federal funds purchased and repurchase agreements	264	(1,256)	(992)
Federal Home Loan Bank advances	3,567	(242)	3,325
Other long-term debt	666	(1)	665
Total expense form interest-bearing liabilities	8,449	2,908	11,357
Net interest income	$23,169	$(7,106)	$16,063

	Year ended December 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
	(dollars in thousands)
Average earning assets:
Loans	$390,862	$27,771	7.11%	$381,269	$26,024	6.83%
Investment securities:
Taxable investments	163,608	7,552	4.62	183,057	7,076	3.87
Tax exempt investments	71,752	4,001	5.58	62,888	3,181	5.06
Total investment securities	235,360	11,553	4.91	245,945	10,257	4.17
Federal funds sold and interest-bearing balances	11,299	548	4.85	7,285	283	3.88
Total earning assets	$637,521	$39,872	6.25%	$634,499	$36,564	5.76%

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$193,044	$3,109	1.61%	$205,074	$3,042	1.48%
Time Certificates of deposit	248,377	11,689	4.71	228,309	9,306	4.08
Total deposits	441,421	14,798	3.35	433,383	12,348	2.85
Federal funds purchased and repurchase agreements	49,629	2,114	4.26	48,378	1,878	3.88
Federal Home Loan Bank advances	44,181	2,023	4.58	53,730	2,435	4.53
Other long-term debt	1,582	103	6.51	1,463	98	6.70
Total interest-bearing liabilities	$536,813	$19,038	3.55%	$536,954	$16,759	3.12%
Net interest income		$20,834	2.71%		$19,805	2.64%
Net interest margin (1)			3.27%			3.12%

(1) Net interest margin is net interest income (computed on a tax-equivalent basis) divided by average total earning assets.

	Year ended December 31,
	2007 Compared to 2006
	Increase/ (Decrease) Due to
	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$665	$1,082	$1,747
Investment securities:
Taxable investments	(575)	1,051	476
Tax exempt investments	475	345	820
Total investment securities	(100)	1,396	1,296
Federal funds sold and interest-bearing balances……	183	82	265
Total income from earning assets	747	2,561	3,308

Interest expense from average interest-bearing liabilities:
Savings and interest-bearing demand deposits	(145)	212	67
Time Certificates of deposit	864	1,519	2,383
Total deposits	719	1,731	2,450
Federal funds purchased and repurchase agreements	50	186	236
Federal Home Loan Bank advances	(438)	26	(412)
Other long-term debt	8	(3)	5
Total expense form interest-bearing liabilities	338	1,941	2,279
Net interest income	$409	$620	$1,029

Provision for Loan Losses

The provision for loan losses recorded by the Company for 2008 was $4,366,000, an increase of $3,866,000, or 773.2%, compared with the provision of $500,000 for 2007. Management determined an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of current collection risks within its loan portfolio, identified problem loans, the current local and national economic conditions, actual loss experience, regulatory policies, and industry trends. The increase in the provision is directly attributable to increased loan charge-offs in 2008, the size of the loan portfolio increasing by over 150% (which was primarily attributable to the Merger) and a higher level of nonperforming assets reflecting stress in the local and national economy.

Noninterest Income

Noninterest income, which includes realized gains and losses on investment securities (including other than temporary impairments of such assets), decreased $2,748,000, or 31.2%, for the year ended December 31, 2008 to $6,058,000. This compares with noninterest income of $8,806,000 for 2007. The Company recognized losses of $6,540,000 from the sale of investment securities available for sale and from other than temporary impairment charges during the year ended December 31, 2008 compared with realized losses on sales of investment securities of only $256,000 for the same period during 2007.  Other than temporary impairment charges recorded in 2008 of $6,194,000 were taken on certain debt securities secured by pools of trust preferred securities.   Excluding all security losses recognized, noninterest income was $12,598,000 for the year ended December 31, 2008 compared with $9,062,000 for 2007, an increase of $3,536,000, or 39.0%.  Trust and investment fees increased $323,000, or 8.8%, for the year ended December 31, 2008 to $4,011,000 from $3,688,000 for the year ended December 31, 2007.  This increase was due primarily to an increase in the amount of assets under management for both the Trust Department and the Investor Center.  Service charges on deposit accounts increased $3,529,000, or 169.5%, for the year ended December 31, 2008, with much of the additional income due to increased volume of deposit accounts as a result of the Merger.  Income from the sale of mortgage loans and servicing fees decreased $301,000, or 24.9%, reflecting the decreased level of new mortgage loan originations, which was offset in part by an increase in customers refinancing mortgage loans to take advantage of overall lower market interest rates.  Depending on future interest rates, the level of refinancing activity may change. Other service fees and commissions totaled $1,527,000 for the year ended December 31, 2008, a decrease of $219,000, or 12.5%, compared to the year ended December 31, 2007.  This decrease was primarily due to decreases in a number of smaller fee areas of the Company—credit life sales, debit/credit card fees, and commissions from realty sales.

Noninterest Expense

Noninterest expense totaled $66,515,000 for the year ended December 31, 2008 compared with $18,620,000 for 2007, an increase of $47,895,000, or 257.2%. Over one-half of this increase is attributable to the write-off of $27,295,000 of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger. Salaries and employee benefits increased $9,977,000, or 91.3%, due primarily to the Merger (increased staffing and severance payments) and to normal annual compensation adjustments, greater health insurance costs and increased incentives.  Net occupancy and equipment expense increased $3,107,000, or 104.3%, to $6,085,000 for the year ended December 31, 2008 from $2,978,000 for the same period in 2007.  This increase resulted primarily from the Merger as well as expenses due to two natural disasters (a Category 5 tornado and a “once-in-500-years” flood) that impacted our Parkersburg, Waterloo and Coralville offices.  Professional and other outside services increased $1,791,000, or 87.1%, to $3,848,000 for the year ended December 31, 2008 from $2,057,000 for the same period in 2007. This increase resulted primarily from the Merger as well as increased core processing costs, expenses relating to the third-party implementation of Sarbanes-Oxley controls documentation and increased accounting and audit fees.  Other operating expense increased $4,949,000, or 186.1%, to $7,608,000 for the year ended December 31, 2008 compared to $2,659,000 for the same period in 2007.  This increase resulted primarily from costs associated with the Merger and includes marketing, charitable donations and public relations expense, loan collection and legal costs, office supplies and printing costs, telecommunications expense and the charge-off of fraudulent, forged or otherwise uncollectible items.

Income Tax Expense

Income taxes decreased $2,755,000 for the year ended December 31, 2008 compared with 2007 due to a decrease in the amount of pre-tax income. The Company’s consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income and the non-deductible goodwill charge. The effective income tax as a percentage of income before tax was 1.8% for the year ended December 31, 2008, compared with 25.8% for 2007.

Financial Condition

Loans (Excluding Loan Pool Participations)

The Company’s loan portfolio increased $613,260,000, or 152.7%, to $1,014,814,000 on December 31, 2008 from $401,554,000 on December 31, 2007. $530,703,000 of this increase was a result of the Merger.  As of December 31, 2008, the Company’s loan (including loan pool participations, net) to deposit ratio was 98.2%, compared with 76.3% at December 31, 2007 while its loan (excluding loan pool participations, net) to deposit ratio as of December 31, 2008 was 90.0% compared with 76.3% at December 31, 2007.

The Company’s loan portfolio largely reflects the profile of the communities in which it operates.  Total commercial, financial and agricultural loans increased $196,209,000 or 190.4%, from $103,029,000 at December 31, 2007 to $299,238,000 at December 31, 2008.  Total real estate loans (including 1-4 family residential and commercial construction) were $685,780,000 as of December 31, 2008 compared with $288,975,000 as of December 31, 2007.  Real estate loans were the Company’s largest category of loans, comprising 67.5% of total loans at December 31, 2008 and 72.0% at December 31, 2007.  Commercial, financial and agricultural loans are the next largest category of loans at December 31, 2008, totaling $299,238,000 or 29.5% of total loans compared with $103,029,000 or 25.7% of loans at December 31, 2007. The remaining 3.0% of the portfolio as of December 31, 2008 consisted of $29,796,000 in consumer and other loans compared with $9,550,000 as of December 31, 2007.

The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	12/31/2008		12/31/2007		12/31/2006		12/31/2005
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(in thousands)
Commercial, Financial and Agricultural	$299,238	29.5%	$103,029	25.7%	$89,284	23.6%	$83,291	22.5%
Real estate:
Construction	99,617	9.8	28,774	7.2	31,133	8.2	34,461	9.3
Mortgage	586,163	51.7	260,201	64.8	248,308	65.6	242,710	65.4
Loans to Individuals	23,857	2.4	8,895	2.2	9,475	2.5	10,126	2.7
All Other	5,939	0.6	655	0.2	412	0.1	261	0.1
Total loans	$1,014,814	100.0%	$401,554	100.0%	$378,612	100.0%	$370,849	100.0%
Total assets	$1,508,962		$701,983		$668,671		$669,769
Loans to total assets		67.4%		57.2%		56.6%		55.4%

The following table sets forth the remaining maturities for certain loan categories as of December 31, 2008

					Total for Loans		Total for Loans
					Due Within		Due After
		Due in			One Year Having:		One Year Having:
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Commercial, Financial and Agricultural	$170,202	$119,233	$9,803	$299,238	$40,216	$129,986	$115,467	$13,569
Real estate:
Construction	65,380	33,350	887	99,617	43,673	21,707	20,149	14,088
Mortgage	119,281	416,852	50,030	586,163	49,210	70,071	325,166	141,716
Loans to Inidviduals	5,872	17,426	559	23,857	4,329	1,541	17,829	158
All Other	1,026	3,914	999	5,939	936	92	2,641	2,270
Total loans	$361,761	$590,775	$62,278	$1,014,814	$138,364	$223,397	$481,252	$171,801

Loan Pool Participations

As of December 31, 2008, the Company had loan pool participations of $92,932,000 net of an allowance for loan losses of $2,134,000.  Loan pools are participation interest in performing, sub-performing and non-performing loans that have been purchased from various non-affiliated banking organizations.  The former MidWestOne has engaged in this activity since 1988.  The loan pool investment balance shown as an asset on the Company’s Consolidated Balance Sheet represents the discounted purchase cost of the loan pool participations.  The Company acquired new loan pool participations totaling $28,332,000 during the period from the Merger to December 31, 2008.  As of December 31, 2008, the categories of loans by collateral type in the loan pools were commercial real estate - 55.0%, commercial loans - 10.0%, agricultural and agricultural real estate - 7.3%, single-family residential real estate – 12.1% and other loans – 15.6%. The Company has minimal exposure in loan pools to consumer real estate subprime credit or to construction and real estate development loans.

The loans in the pools provide some geographic diversification to the Company’s balance sheet. As of December 31, 2008, loans in the southeast region of the United States represented approximately 39% of the total. The central region was the next largest area with 30%, the northeast region with 23%, followed by the northwest region with 5% and southwest with 3%.  The highest concentration of assets in any one State is in Florida at approximately 19% of the basis total, with the next highest State level being Ohio at 9% followed by Pennsylvania at 8%.  As of December 31, 2008, approximately 59% of the loans were contractually current or less than 90 days past-due, while 41% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 41% contractually past-due includes loans in litigation and foreclosed property.  As of December 31, 2008, loans in litigation totaled approximately $21,564,000, while foreclosed property was approximately $6,479,000.  As of December 31, 2008, the Company’s investment basis in loan pool participations was approximately 53.0% of the “face” amount of the underlying loans.

Loan Quality

Total loans increased 154.8% during the year ended December 31, 2008 to $1,014,814,000.  Non-performing loans as of December 31, 2008 totaled $15,233,000 or 1.5% of total loans.  This represents an increase of $14,451,000 or 1,115.1%, when compared with the December 31, 2007 amount of $1,296,000 or 0.32% of total loans.  Non-performing loans consist of nonaccrual loans, loans past due 90 days and still accruing, and troubled debt restructurings.  Nonaccrual loans increased $11,003,000 to a December 31, 2008 total of $11,785,000.  Loans past due 90 days and over as of December 31, 2008 totaled $3,024,000, an increase of $2,510,000 compared with the December 31, 2007 total.  While there were no troubled debt restructurings at December 31, 2007, there was $424,000 in troubled debt restructurings on December 31, 2008.

The following table provides information on the Company’s non-performing loans as of the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
(in thousands)
90 days past due	$3,024	$514	$395	$302	$151
Restructured	424	-	-	-	-
Nonaccrual	11,785	782	371	455	395
Total non-performing loans	$15,233	$1,296	$766	$757	$546
Ratio of nonperforming loans to total loans	1.50%	0.32%	0.20%	0.20%	0.16%

The allowance for loan losses was $10,977,000 on December 31, 2008 and totaled $5,466,000 as of December 31, 2007. The allowance represented 1.08% of total loans at December 31, 2008 and 1.36% of loans on December 31, 2007.  Additions to the allowance for the year ended December 31, 2008 were the result of growth in commercial, financial and agricultural loans as well as 1-4 family residential loans and the increase in nonperforming loans and stress in the local and national economy.  The allowance as a percentage of non-performing loans was 72.1% on December 31, 2008 and 421.8% on December 31, 2007.  The decrease in the percentage of the allowance relative to non-performing loans from December 31, 2007 to December 31, 2008 reflects the increase in nonaccrual loans mentioned earlier.  Net loan charge offs were $4,333,000 or 0.43% of loans for the year ended December 31, 2008.  This compares with net loan charge-offs of $332,000 or 0.08% of loans for the year ended December 31, 2007.  The allowance for loan losses is maintained at a level considered by management to be adequate to provide for loan losses inherent in the portfolio at the balance sheet date.

The following table sets forth loans charged-off and recovered by the type of loan and an analysis of the allowance for loan losses for the years indicated.

	Year ended December 31,
	2008	2007	2006	2005		2004
(in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$1,014,814	$401,554	$378,612	$370,849		$335,551

Average amount of loans outstanding for the period (net of unearned interest)	$893,451	$390,862	$379,554	$354,169		$336,190

Allowance for loan losses at beginning of period	$5,466	$5,298	$5,227	$4,894		$5,553

Charge-offs:
Commercial, Financial and Agricultural	2,944	356	413	29		613
Real estate:
Construction	780	-	-	-		-
Mortgage	922	36	63	99		241
Loans to Individuals	276	88	106	36		103
All Other	-	-	-	11		10
Total charge-offs	4,922	480	582	175		967

Recoveries:
Commercial, Financial and Agricultural	274	120	34	129		51
Real estate:
Construction	3	-	-	-		-
Mortgage	85	-	29	46		24
Loans to Individuals	227	28	40	31		37
All Other	-	-	-	2		1
Total recoveries	589	148	103	208		113
Net loans charged off (recovered)	4,333	332	479	(33)		854
Provision for loan losses	4,366	500	550	300		195
Allowance from acquired bank	5,478	-	-	-		-
Allowance for loan losses at end of period	$10,977	$5,466	$5,298	$5,227		$4,894

Net loans charged off (recovered) to average loans	0.48%	0.08%	0.13%	(0.01	) %	0.26%
Allowance for loan losses to total loans at end of period	1.08%	1.36%	1.40%	1.41%		1.46%

(1)  Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The Company has allocated the allowance for loan losses to provide for loan losses within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of December 31 are as follows:

	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
(in thousands)
Commercial, Financial and Agricultural	$3,127	28.5%	$1,663	30.4%	$2,389	23.6%	$2,299	22.5%	$2,117	20.7%
Real estate:
Construction	791	7.2%	408	7.5%	553	8.2	589	9.3	604	10.0
Mortgage	1,394	12.7%	3,063	56.0%	2,258	65.6	2,189	65.4	2,004	66.1
Loans to Individuals	187	1.7%	300	5.5%	98	2.5	126	2.7	163	3.1
All Other	-	-	32	0.6%	-	0.1	24	0.1	6	0.1
Allowance from acquired bank	5,478	49.9%
Total	$10,977	100.0%	$5,466	100%	$5,298	100.0%	$5,227	100.0%	$4,894	100.0%

The allowance for loan losses increased $5,511,000 in 2008. Of the $5,511,000 increase, $5,478,000 represented the allowance brought to the merger from the acquired bank. Provisions for loan losses totaled $4,366,000 in 2008 and slightly exceeded net loans charged off during the year of $4,333,000.

Watch loans increased by $34.2 million from December 31, 2007 to 2008 and totaled $53.4 million. Again, the increase was primarily tied to the acquired bank’s Watch totals being included in the 2008 figure. For comparison purposes, the Watch loan totals for the former ISB Financial Corp and MidWestOne Financial Group, Inc combined at year end 2007 was $51.6 million. Using this same comparison, noteworthy changes in Watch loans as of December 31, 2008 are as follows: agricultural loans decreased from $13.6 to $6.4 million, commercial loans increased from $8.2 to $11.4 million, and commercial real estate loans (including construction and development) increased from $18.4 to $23.0 million.

Substandard loans increased by $53.1 million from December 31, 2007 to 2008 and totaled $61.2 million. Again, the acquired bank’s Substandard totals being included in the 2008 figure played a part in the increase; however, a majority of the jump was due to management’s evaluation of its loan portfolio and the recognition of the uncertain economic times. For comparison purposes, the Substandard loan totals for the former ISB Financial Corp. and MidWestOne Financial Group, Inc combined at year end 2007 was $18.7 million. Using this same comparison, noteworthy changes in Substandard loans as of December 31, 2008 are as follows: agricultural loans increased from $2.7 to $8.7 million, commercial loans increased from $6.1 to $14.6 million, commercial real estate loans (including construction and development) increased from $6.0 to $28.5 million, and residential real estate loans increased from $2.9 to $7.7 million.

The subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market and heightened perceptions of the risks associated with bank loan portfolios are factors that have had a negative impact on general market conditions. The Company’s underwriting standards have been structured to limit exposure to the types of loans that are currently experiencing high foreclosures and loss rates. Management believes that the Company’s mortgage loan portfolio has minimal exposure to loans generally considered to be subprime loans.

In addition, there has been a slowdown in the housing market in the Company’s trade area. This has been evidenced by reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market. The Company will continue to monitor adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Investment Securities

The Company manages its investment portfolio to provide both a source of liquidity and earnings.  The portfolio largely consisted of U.S. Government agency securities, corporate securities, mortgage-backed securities, and municipal bonds.  Investment securities available for sale totaled $272,380,000 on December 31, 2008 compared to $232,125,000 at December 31, 2007.  The Company’s investment in available for sale securities balances increased moderately with the Merger.  Securities classified as held to maturity increased to a balance of $8,125,000 on December 31, 2008, up from $95,000 at December 31, 2007; this increase also a result of the Merger.

See Note 2 “Investment Securities,” and Note 14 “Estimated Fair Values of Financial Instruments and Fair Value Measurements” for additional information related to the investment portfolio.

Our investment portfolio includes $3,552,187 in pooled trust preferred collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies.  The market for these securities at December 31, 2008 was not active and markets for similar securities are also not active. The valuation of these securities involves evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization test and events of default/liquidation.  Based on our cash flow analysis, we determined that all contractual cash flows may not be received, and a $6,194,000 other-than-temporary impairment charge was recorded at December 31, 2008.   Any future deferrals or defaults for our pooled trust preferred collateralized debt obligations could result in an additional other-than-temporary impairment charge.

The following table sets forth certain information with respect to the book value of the Company’s investment portfolio.

Book value:
	December 31,
	2008	2007	2006	2005	2004
(in thousands)
Securities available for sale:
U.S. treasury	$-	$-	$-	$1,982	$3,960
U.S. government agency securities and corporations	73,600	66,891	85,462	69,800	76,017
States and political subdivisions	113,843	82,412	69,744	64,529	66,059
Mortgage-backed and collateralized mortgage obligations	73,077	69,128	76,973	99,731	108,335
Other securities	11,860	13,694	7,307	1,116	965
Total securities available for sale	272,380	232,125	239,486	237,158	255,336

Securities held to maturity:
U.S. treasury	-	-	-	-	-
U.S. government agency securities and corporations	-	-	-	-	-
States and political subdivisions	8,029	95	113	175	242
Mortgage-backed and collateralized mortgage obligations	96	-	-	-	-
Other securities	-	-	-	-	-
Total securities held to maturity	8,125	95	113	175	242
Total investment securities	$280,505	$232,220	$239,599	$237,333	$255,578

The following table sets forth the contractual maturities of investment securities as of December 31, 2008, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming a 34% tax rate) of such securities. As of December 31, 2008, the Company held no securities with a book value exceeding 10% of shareholders’ equity.

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. government agency securities and corporations	$10,174	4.26%	$52,494	4.69%	$10,751	5.07%	$-	-%
States and political subdivisions	14,518	5.18	46,864	5.10	44,432	5.09	10,777	5.21
Mortgage-backed and
collateralized mortgage obligations	507	4.36	13,980	4.08	12,387	5.26	46,055	5.23
Other securities	999	5.00	7,593	4.59	-	-	850	3.24
Total securities available for sale	26,197	4.80	120,931	4.77	67,570	5.12	57,682	5.20

Securities held to maturity:
Mortgage-backed and
collateralized mortgage obligations	-	-	-	-	-	-	96	6.01
Obligations of states and political
subdivisions	1,541	5.13	5,794	5.41	694	5.79	-	-
Total securities held to maturity	1,541	5.13	5,794	5.41	694	5.79	96	6.01
Total investment securities	$27,738	4.82%	$126,726	4.80%	$68,264	5.12%	$57,778	5.20%

Goodwill and Other Intangible Assets

Goodwill and intangible assets totaled $13,424,000 and $4,356,000 at December 31, 2008 and 2007.   During 2008, the Company acquired the former MidWestOne and recognized goodwill and other intangible assets in connection with the merger of $22,940,000 and $13,203,000, respectively.  Given the extreme volatility in the banking industry and the price of banking stocks, including our common stock, we performed an impairment analysis as a result of the decline in our stock to prices significantly below our book value.  As a result, we recorded a goodwill impairment charge of $27,295,000, which represented all of our goodwill at December 31, 2008.  We recorded no impairment charges during 2008 related to our other intangible assets.  Other intangible assets declined during the year ended December 31, 2008 to $13,424,000, primarily related to core deposit amortization during the year.

Deposits

Total deposits were $1,128,189,000 on December 31, 2008 compared with $526,615,000 as of December 31, 2007, an increase of $601,574,000 or 114.2%.  Deposit growth occurred almost equally between the savings and interest bearing demand deposits category and the time certificates of deposit category.  As of December 31, 2008, time certificates of deposit were the largest component of the Company’s deposit base representing approximately 49.3% of total deposits.  This compares with 46.5% of total deposits on December 31, 2007.  Savings and interest-bearing demand deposits were the next largest category at 39.7%, while noninterest-bearing demand deposits comprised 11.0% of total deposits at December 31, 2008.

	December 31,
	2008		2007		2006		2005		2004
	Average		Average		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
(in thousands)
Non-interest bearing demand deposits	$118,764	N/A	$63,463	N/A	$62,650	N/A	$70,642	N/A	$75,306	N/A
Savings and interest-bearing demand (NOW and money market)	392,603	1.40%	193,044	1.61%	205,074	1.48%	193,981	0.92%	180,070	0.62%
Time deposits	502,220	3.51	248,377	4.71	228,309	4.08	210,069	3.05	206,786	2.57
Total deposits	$1,013,587	2.28%	$504,884	2.93%	$496,033	2.49%	$474,692	1.73%	$462,162	1.39%

 The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity.  These time deposits were made by individuals, corporations and public entities, all of which were located in the Company’s market area or were State of Iowa public funds.

	December 31,	December 31,	December 31,
	2008	2007	2006
(in thousands)
Three months or less	$41,732	$24,522	$19,689
Over three through six months	24,930	21,328	15,747
Over six months through one year	48,244	23,778	22,574
Over one year	38,415	8,311	12,220
Total	$153,321	$77,939	$70,230

Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2008, the Company’s subsidiary bank had borrowed $158,782,000 in fixed-rate advances from the Federal Home Loan Bank of Des Moines.  Advances from the Federal Home Loan Bank at December 31, 2008 increased $111,782,000 from December 31, 2007 primarily the result of the Merger but also to take advantage of the lower interest rate environment.  The Company utilizes Federal Home Loan Bank advances as an alternate source of funds to supplement deposits.

The following table summarizes the outstanding amount of and the average rate on borrowed funds as of December 31, 2008, 2007 and 2006

	December 31,
	2008		2007		2006
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(in thousands)
Federal Home Loan Bank advances	$158,782	4.21%	$47,000	4.05%	$46,020	4.44%
Long-term debt	15,640	5.02	-	-	-	-
Federal funds purchased and repurchase agreements	57,299	0.92	45,997	3.11	51,929	3.72
Total	$231,721	3.45%	$92,997	3.59%	$97,949	4.06%

The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2008, 2007 and 2006

	December 31,
	2008	2007	2006
(in thousands)
Federal Home Loan Bank advances	$159,100	$48,500	$62,700
Long-term debt	15,640	-	-
Federal funds purchased and repurchase agreements..	60,762	58,749	53,949
Total	$235,502	$107,249	$116,649

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years months ended ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(in thousands)
Federal Home Loan Bank advances	$154,218	3.47%	$44,181	4.58%	$53,730	4.53%
Long-term debt	12,337	5.02	-	-	-	-
Federal funds purchased and repurchase agreements	60,366	1.87	49,629	4.26	48,378	3.88
Total	$226,921	3.13%	$93,810	4.41%	$102,108	4.22%

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations and other commitments as of December 31, 2008:

Payments due by Period:

		Less than	1 to 3	3 to 5	More than
Contractual obligations	Total	1 year	years	years	5 years
(in thousands)
Time certificates of deposit	$556,271	$377,416	$142,860	$35,036	$959
Federal funds purchased and repurchase agreements	57,299	57,299	-	-	-
Federal Home Loan Bank Advances	158,782	55,482	89,000	14,300	-
Long-term debt	15,640	-	-	-	15,640
Lines of Credit	147,997	96,902	22,088	4,735	24,272
Noncancelable operating leases and capital
lease obligations	321	34	71	77	139
Total	$936,310	$587,133	$254,019	$54,148	$41,010

Amount of Commitment - Expiration by Period:

Commitments to lend to borrowers	$168,047	$115,586	$52,461	$-	$-
Commitments to purchase loans	9,188	9,188	-	-	-
Standy letters of credit	5,303	4,088	1,215	-	-
Total	$182,538	$128,862	$53,676	$-	$-

Capital Resources

The Company issued 3,519,788 shares of common stock to shareholders of the Former MidWestOne on March 14, 2008, in connection with the Merger.  The market value of the transaction was $81.8 million based on a per share price of Company common stock of $23.23.  This per share price was determined utilizing the median price to book of a peer group of publicly-traded Midwestern banking organizations as of the date the merger agreement was executed by the Company and the Former MidWestOne.  This peer group median price of 159% of book was applied to the Company’s book value as of the merger announcement date to determine the per share price, as the Company’s common stock was not listed on a national securities exchange and was not registered with the SEC prior to the Merger.  In the Merger, the Company also issued stock options to the holders of the outstanding options to acquire shares of Former MidWestOne common stock.  The fair value of the new options is determined to be a component of the purchase price with the amount of $2.4 million added to shareholders’ equity.  A total of 393,404 stock options were issued by the Company.

As of December 31, 2008, total shareholders’ equity was $130,342,000.  Total equity increased by $52,950,000 during the year ended December 31, 2008 from $77,392,000 at December 31, 2007, primarily as a result of the issuance of 3,519,788 shares of Company common stock in the Merger.  The increase in total shareholders’ equity resulting from the issuance of newly-issued shares in the merger was offset to a significant extent by the following three items: (i) a non-cash goodwill impairment charge of $27.3 million in the fourth quarter of 2008; (ii) the recognition of an “other than temporary impairment” charge of $6.2 million (on a pre-tax basis) on the Company’s investment portfolio in the fourth quarter of 2008; and (iii) a $2.4 million reduction to shareholders’ equity necessary to reflect the amount by which the Company’s defined benefit pension plan became underfunded in 2008 due to a decline in the value of the plan’s investment portfolio during the year.

Shareholders’ equity as a percentage of total assets was 8.6% on December 31, 2008, versus 11.0% on December 31, 2007.  Tangible shareholders’ equity as a percentage of total assets was 7.8% at December 31, 2008 and 10.5% at December 31, 2007.  Tangible equity is the ratio of shareholders’ equity less goodwill and other intangible assets in proportion to total assets less goodwill and intangible assets.  The decline in shareholders’ equity as a percentage of total assets is primarily attributable to the three adjustments referred to in the preceding paragraph (goodwill impairment, other-than-temporary impairment charge to investment portfolio, and adjustment to reflect underfunded status of defined benefit pension plan).  The decline in tangible shareholders’ equity to total assets is primarily attributable to the three aforementioned charges/adjustments as well as to the recognition of intangibles (other than goodwill) of approximately $13.4 million in connection with the Merger.

The Company’s Tier 1 risk-based capital ratio was 10.24% as of December 31, 2008, and the total risk-based capital ratio was 11.27%.  Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals.  Tier 1 capital is the Company’s total common shareholders’ equity reduced by goodwill, plus the capital attributable to the trust preferred securities issued by a subsidiary trust of the Company.  Total capital adds the allowance for loan losses to the Tier 1 capital amount.  As of December 31, 2007, the Company’s Tier 1 risk-based capital ratio was 15.35%, and the total risk-based capital ratio was 16.49%.  The Company’s Tier 1 risk-based capital ratio and total risk-based capital ratios as of December 31, 2008 exceeded the minimum regulatory requirements to be considered “well-capitalized” of 6.0% and 10.0%, respectively.  The Company’s Tier 1 leverage ratio, which measures Tier 1 capital in relation to average total assets, was 8.72% as of December 31, 2008 and 10.67% at December 31, 2007, exceeding the regulatory minimum requirement to be considered “well-capitalized” of 5.0%.

The Company’s common stock book value per share was $15.15 at December 31, 2008, which compares with $14.98 per share at December 31, 2007.  Tangible book value per share was $13.58 on December 31, 2008 compared with $14.14 on December 31, 2007.

As previously discussed, on February 6, 2009, the Company completed the sale of 16,000 shares of Series A Preferred Stock and a warrant to acquire 198,675 shares of Company common stock to Treasury pursuant to the Capital Purchase Program for an aggregate purchase price of $16 million.  The proceeds of this transaction qualify as Tier 1 capital.  The following table shows the pro forma effects on capital and our regulatory capital ratios of our participation in the Capital Purchase Program as of December 31, 2008.

	Actual	Pro Forma	Minimum to Be
	December 31, 2008	December 31, 2008	“Well-Capitalized”
Total Tier 1 Capital	$130,896	$146,896	N/A
Total Tier 2 Capital	13,115	13,115	N/A
Total Capital	144,011	160,011	N/A

Tier 1 Leverage Ratio	8.72%	9.69%	5.00%
Tier 1 Risk-Based Ratio	10.24%	11.35%	6.00%
Total Risk-Based Ratio	11.27%	12.36%	10.00%

Liquidity and Funding

Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquidity management is conducted by the Company on both a daily and long-term basis. The Company adjusted its investments in liquid assets based upon management’s assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. Excess liquidity was invested generally in short-term U.S. Government and agency securities, short-term state and political subdivision securities, and other investment securities.

Liquid assets of cash on hand, balances due from other banks, and federal funds sold were maintained to meet customer needs. The Company had liquid assets of $32,926,000 as of December 31, 2008, compared with $34,220,000 as of December 31, 2007.  Investment securities classified as available for sale and loans maturing within one year totaled $387,958,000 and $167,285,000 as of December 31, 2008 and December 31, 2007, respectively.  Assets maturing within one year, combined with liquid assets, were 37.3% of total deposits at December 31, 2008 and 38.3% of total deposits at December 31, 2007.

The Company’s principal sources of funds were deposits, advances from the Federal Home Loan Bank, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, its commercial bank line of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. The Company utilized particular sources of funds based on comparative costs and availability. This included fixed-rate advances from the Federal Home Loan Bank that were obtained at a more favorable cost than deposits. The Company generally managed the pricing of its deposits to maintain a steady deposit base but had from time to time decided not to pay rates on deposits as high as its competition.

The Company previously had an outstanding $5 million credit facility with a correspondent lender (which the Company assumed from the Former MidWestOne in the Merger). The credit facility matured on June 30, 2008, at which time no amounts were outstanding thereunder. The Company elected not to renew the credit facility; thus, it no longer existed as of December 31, 2008.

As of December 31, 2008, the Company had $15,640,000 of long-term debt outstanding. This amount represents amounts indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent.

Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $1,626,000 through the year ended December 31, 2008 and $7,315,000 for the year ended December 31, 2007.

As of December 31, 2008, the Company had outstanding commitments to extend credit to borrowers of $168,047,000, issued standby letters of credit of $5,303,000 and had commitments to sell loans of $5,279,000.  Certificates of deposit maturing in one year or less totaled $375,826,000 as of December 31, 2008.  Management believes that a significant portion of these deposits will remain with the Company.

Asset and Liability Management

The Company’s strategy with respect to asset-liability management was to maximize net interest income while limiting exposure to risks associated with volatile interest rates. This strategy was implemented by the Banks’ asset/liability committees that took action based upon its analysis of expected changes in the composition and volumes of the balance sheet and the fluctuations in market interest rates. One of the measures of interest-rate sensitivity is the gap ratio. This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time. A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal. A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

As of December 31, 2008, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were 1.03 and 1.02 respectively, meaning slightly more assets than liabilities were repriceable within these periods. The positive gap position was largely the result of the significant number of prime-based commercial and agricultural loans now in the Company’s portfolio and the inclusion of only 25% of the interest-bearing demand deposit accounts, money market accounts, and savings accounts as immediately repriceable.

The following table sets forth the scheduled repricing or maturity of the Company’s consolidated assets and liabilities as of December 31, 2008, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company’s interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company’s control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

	Three	Over Three	One to	Three
	Months	Months	Three	Years
	or Less	to One Year	Years	or More	Total
(in thousands)
Interest earning assets:
Loans	$313,294	$245,814	$386,371	$168,855	$1,114,334
Investment securities:
Taxable investments	40,001	46,489	75,556	29,178	191,224
Tax exempt investments	4,300	13,700	28,337	54,115	100,452
Total investment securities	44,301	60,189	103,893	83,293	291,676
Federal funds sold and interest-bearing balances	543	-	-	-	543
Total interest earning assets	358,138	306,003	490,264	252,148	1,406,553

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	161,731	-	88,860	329,701	580,292
Time Certificates of deposit	130,281	244,351	144,359	35,838	554,829
Total deposits	292,012	244,351	233,219	365,539	1,135,121
Federal funds purchased and repurchase agreements	55,743	56,257	-	-	112,000
Federal Home Loan Bank advances	-	-	84,000	19,300	103,300
Other long-term debt	-	-	-	18,329	18,329
Total interest-bearing liabilities	347,755	300,608	317,219	403,168	1,368,750
Interest sensitivity gap per period	$10,383	$5,395	$173,045	$(151,020)
Cumulative Interest sensitivity gap	$10,383	$15,778	$188,823	$37,803
Interest sensitivity gap ratio	1.03	1.02	1.55	0.63
Cumulative Interest sensitivity gap ratio	1.03	1.02	1.20	1.03

In the table above, NOW accounts and savings deposits are allocated across the repricing buckets based on deposit studies of account behavior.

Recent Accounting Pronouncements

Statements of Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”).  The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We do not anticipate that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”).  The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  The objective of this statement is to enhance disclosures to provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Under SFAS No. 161, entities will be required to provide enhanced disclosures about how and why an entity utilizes derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We do not anticipate that the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.  We do not anticipate that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information under this item because, as discussed above, it is eligible to use the scaled disclosure model for smaller reporting companies in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

See Consolidated Financial Statements on pages F-1 through F-55.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the chief executive officer and the principal financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Company’s chief executive and principal financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

The effectiveness of the Company’s or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, the Company’s or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MidWestOne Financial Group, Inc.:

We have audited MidWestOne Financial Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MidWestOne Financial Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MidWestOne Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa
March 16, 2009

Item 9B.                Other Information.

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s 2009 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference.  The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2008 fiscal year

Item 11.                Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation” and “Named Executive Officer Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Proxy Statement under the headings “Security Ownership” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Proxy Statement under the heading “Related Person Transactions,” and is incorporated herein by reference.

Item 14.                Principal Accountant Fees and Services.

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors” and is incorporated by reference herein.

Item 15.                Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

See Consolidated Financial Statements on pages F-1 through F-55.

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

MidWestOne Financial Group, Inc.

Dated: March 16th, 2009	By:	/s/ Charles N. Funk
Charles N. Funk
President and Chief Executive Officer

	By:	/s/ Gary J. Ortale
Gary J. Ortale
Senior Vice President, Chief Risk Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Charles N. Funk	President and Chief Executive Officer	March 16th, 2009
Charles N. Funk	(principal executive officer)

/s/ Gary J. Ortale	Senior Vice President, Chief Risk	March 16th, 2009
Gary J. Ortale	Officer and Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ W. Richard Summerwill	Chairman of the Board	March 16th, 2009
W. Richard Summerwill

/s/ Charles S. Howard	Vice Chairman of the Board	March 16th, 2009
Charles S. Howard

/s/ Richard R. Donohue	Director	March 16th, 2009
Richard R. Donohue

/s/ John S. Koza	Director	March 16th, 2009
John S. Koza

/s/ Sally K. Mason	Director	March 16th, 2009
Sally K. Mason

/s/ Kevin W. Monson	Director	March 16th, 2009
Kevin W. Monson

/s/ John P. Pothoven	Director	March 16th, 2009
John P. Pothoven

/s/ James G. Wake	Director	March 16th, 2009
James G. Wake

/s/ Robert D. Wersen	Director	March 16th, 2009
Robert D. Wersen

/s/ Stephen L. West	Director	March 16th, 2009
Stephen L. West

/s/ R. Scott Zaiser	Director	March 16th, 2009
R. Scott Zaiser

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated September 11, 2007, between ISB Financial Corp. and MidWestOne Financial Group, Inc.	Appendix A of the Joint Proxy Statement-Prospectus constituting part of the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on March 14, 2008	Exhibit 3.3 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

3.2
Articles of Amendment (First Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on January 23, 2009
Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009

3.3
Articles of Amendment (Second Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on February 4, 2009 (containing the Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A)
Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

3.4	Amended and Restated By-laws of MidWestOne Financial Group, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

4.2	Form of Stock Certificate representing MidWestOne Financial Group, Inc. Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

4.3	Warrant to Purchase Common Stock of MidWestOne Financial Group, Inc., dated February 6, 2009	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.1
States Resources Loan Participating and Servicing Agreement, dated February 5, 1999 between States Resources Corp. and MidWestOne Financial Group, Inc. (as successor in interest to Mahaska Investment Company)
Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1999

10.2	Second Amended and Restated Credit Agreement, dated November 30, 2003, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank	Exhibit 10.5.1 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2003

Exhibit Number	Description	Incorporated by Reference to:

10.3	First Amendment to the Second Amended and Restated Credit Agreement, dated November 30, 2004, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank	Exhibit 10.5.1 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2004

10.4	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 12, 2005, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank	Exhibit 10.5.1 of former MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2005

10.5	Third Amendment to the Second Amended and Restated Credit Agreement, dated March 3, 2006, between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank	Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.6
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated April 28, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor in interest to Harris Trust and Savings Bank)
Exhibit 10.5.1 of former MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2006

10.7
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated November 27, 2006, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor in interest to Harris Trust and Savings Bank)
Exhibit 10.5.1 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

10.8
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated April 30, 2007, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor in interest to Harris Trust and Savings Bank)
Exhibit 10.8 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.9
Seventh Amendment to the Second Amended and Restated Credit Agreement, dated June 30, 2007, between MidWestOne Financial Group, Inc. and Harris N.A. (as successor in interest to Harris Trust and Savings Bank)
Exhibit 10.5.1 of former MidWestOne Financial Group, Inc.’s Form 10-Q for the quarter ended June 30, 2007

10.10	MidWestOne Financial Group, Inc. Employee Stock Ownership Plan & Trust, as amended and restated	Exhibit 10.1 former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

10.11	First Amended and Restated ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) Stock Option Plan	Exhibit 10.18 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.12	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1997

10.13	MidWestOne Financial Group, Inc. 2006 Stock Incentive Plan	Former MidWestOne Financial Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2006

Exhibit Number	Description	Incorporated by Reference to:

10.14	ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) 2008 Equity Incentive Plan	Appendix F of the Joint Proxy Statement-Prospectus constituting part of the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

10.15	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles N. Funk, dated September 11, 2007	Exhibit 10.22 of the of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.16	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and David A. Meinert, dated September 11, 2007	Exhibit 10.23 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.17	Executive Deferred Compensation Agreement between Mahaska Investment Company (now known as MidWestOne Financial Group, Inc.) and David A. Meinert, dated January 1, 2003	Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.18	Amendment and Restatement of the Executive Salary Continuation Agreement between MidWestOne Financial Group, Inc. and David A. Meinert, dated July 1, 2004	Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.19	Separation and Release Agreement between MidWestOne Financial Group, Inc. and David A. Meinert, dated December 22, 2008	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009

10.20	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Kent L. Jehle, dated September 11, 2007	Exhibit 10.24 of the of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.21	Letter Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and W. Richard Summerwill, dated September 11, 2007	Exhibit 10.25 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.22	Letter Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles S. Howard, dated September 11, 2007	Exhibit 10.26 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.23	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and W. Richard Summerwill, dated January 1, 1998	Exhibit 10.11 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.24	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Charles N. Funk, dated November 1, 2001	Exhibit 10.13 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

Exhibit Number	Description	Incorporated by Reference to:

10.25	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Gary J. Ortale, dated January 1, 1998	Exhibit 10.14 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.26	Amended and Restated Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and John S. Koza, dated January 1, 1998	Exhibit 10.15 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.27
Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Kent L. Jehle, dated January 1, 1998, as amended by the First Amendment to the Supplemental Retirement Agreement, dated January 1, 2003
Exhibit 10.16 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.28	Second Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Kent L. Jehle, dated January 1, 2002	Exhibit 10.17 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.29
Letter Agreement, dated February 6, 2009, between MidWestOne Financial Group, Inc. and United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and the Warrant to Purchase Common Stock pursuant to the TARP Capital Purchase Program
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.30	Form of Waiver entered into by each of the Company’s Senior Executive Officers with respect to the Company’s participation in the TARP Capital Purchase Program	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.31
Form of Omnibus Amendment to Benefit Plans and Other Executive Compensation Arrangements entered into by each of the Company’s Senior Executive Officers with respect to the Company’s participation in the TARP Capital Purchase Program
Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of McGladrey & Pullen LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MidWestOne Financial Group, Inc.:

We have audited the accompanying consolidated balance sheet of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa
March 16, 2009

Report of Independent Registered
Public Accounting Firm

To the Board of Directors
ISB Financial Corp. and Subsidiaries
Iowa City, Iowa

We have audited the consolidated balance sheet of ISB Financial Corp. and Subsidiaries (n/k/a MidWestOne Financial Group, Inc.) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ISB Financial Corp. and Subsidiaries (n/k/a MidWestOne Financial Group, Inc.) as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen LLP

Cedar Rapids, Iowa
March 13, 2008

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2008  and 2007
(in thousands, except per share amounts)

Assets	2008	2007
Cash and due from banks	$32,383	$16,294
Interest-bearing deposits in banks	543	84
Cash and cash equivalents	32,926	16,378
Investment securities:
Available for sale	272,380	232,125
Held to maturity (fair value 2008 $8,120; 2007 $101)	8,125	95
Federal funds sold	-	17,842
Loans held for sale	5,279	2,709
Loans	1,014,814	401,554
Allowance for loan losses	(10,977)	(5,466)
Net loans	1,003,837	396,088
Loan pool participations, net	92,932	-
Premises and equipment, net	28,748	11,802
Accrued interest receivable	11,736	4,639
Goodwill	-	4,356
Other intangible assets, net	13,424	168
Bank-owned life insurance	17,340	8,613
Other real estate owned	996	-
Deferred income taxes	5,595	1,836
Other assets	15,644	5,232
Total assets	$1,508,962	$701,983

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2008  and 2007
(in thousands, except per share amounts)

Liabilities and Shareholders' Equity	2008	2007
Liabilities:
Deposits:
Non-interest bearing demand	$123,558	$66,340
Interest-bearing checking	389,227	186,601
Savings	59,133	28,690
Certificates of deposit under $100,000	402,950	167,045
Certificates of deposits $100,000 and over	153,321	77,939
Total deposits	1,128,189	526,615
Federal funds purchased	13,050	-
Securities sold under agreements to repurchase	44,249	45,997
Federal Home Loan Bank borrowings	158,782	47,000
Deferred compensation liability	1,586	1,391
Long-term debt	15,640	-
Accrued interest payable	2,770	1,734
Other liabilities	14,354	1,854
Total liabilities	1,378,620	624,591
Commitments and Contingencies
Shareholders' Equity
Capital stock, common, $1 par value; authorized 10,000,000 shares; issued 2008 8,690,398 shares; 2007 5,165,308 shares	8,690	5,165
Additional paid-in capital	80,757	100
Treasury stock, at cost; 87,343 shares and 0 shares at December 31, 2008 and 2007, respectively	(1,215)	-
Retained earnings	43,683	72,333
Accumulated other comprehensive (loss)	(1,573)	(206)
Total shareholders' equity	130,342	77,392
Total liabilities and shareholders' equity	$1,508,962	$701,983

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share amounts)

	2008	2007	2006

Interest income:
Interest and fees on loans	$53,104	$27,564	$25,850
Interest and discount on loan pool participations	4,459	-	-
Interest on bank deposits	26	-	-
Interest on federal funds sold	315	548	283
Interest on investment securities:
Available for sale	12,011	10,187	8,893
Held to maturity	291	6	282
Total interest income	70,206	38,305	35,308
Interest expense:
Interest on deposits:
Interest-bearing checking	4,149	2,950	2,885
Savings	1,362	159	157
Certificates of deposit under $100,000	14,369	8,250	6,350
Certificates of deposit $100,000 and over	3,277	3,439	2,956
Total interest on deposits	23,157	14,798	12,348
Interest on federal funds purchased	67	61	165
Interest on securities sold under agreements to repurchase	1,055	2,053	1,713
Interest on Federal Home Loan Bank advances	5,348	2,126	2,533
Interest on long-term debt	631	-	-
Other borrowings	137	-	-
Total interest expense	30,395	19,038	16,759
Net interest income	39,811	19,267	18,549
Provision for loan losses	4,366	500	550
Net interest income after provision for loan losses	35,445	18,767	17,999
Other income:
Trust and investment fees	4,011	3,688	2,889
Service charges and fees on deposit accounts	5,611	2,082	1,935
Mortgage origination fees and gains on sales of mortgage loans	907	1,208	963
Other service charges, commissions and fees	1,527	1,746	1,577
Bank-owned life insurance income	542	338	316
Loss from sale of available for sale securities	(346)	(256)	(108)
Impairment losses on investment securities	(6,194)	-	-
Total other income	6,058	8,806	7,572
Other expenses:
Salaries and employee benefits	20,903	10,926	10,081
Net occupancy and equipment expense	6,085	2,978	2,811
Professional and other outside services	3,848	2,057	2,236
Other operating expense	7,608	2,659	2,552
Amortization expense	776	-	-
Goodwill impairment	27,295	-	-
Total other expenses	66,515	18,620	17,680
Income (loss) before income taxes	(25,012)	8,953	7,891
Federal and state income tax expense (benefit)	(450)	2,305	2,093
Net income (loss)	$(24,562)	$6,648	$5,798

Earnings (Loss) per share:
Basic	$(3.09)	$1.29	$1.11
Diluted	$(3.09)	$1.29	$1.11

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity and Other Comprehensive Income (Loss)
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$1,744	$3,568	$-	$66,660	$(3,013)	$68,959
Comprehensive income:
Net income	-	-	-	5,798	-	5,798
Change in net unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effect	-	-	-	-	1,493	1,493
Total comprehensive income						7,291

Cash dividends paid ($0.95 per share)	-	-	-	(1,657)	-	(1,657)
Stock options exercised for 4,630 shares	5	78	-	-	-	83
Stock compensation	-	1	-	-	-	1
Repurchase of 26,683 shares of common stock	(27)	(1,260)	-	(181)	-	(1,468)
Stock split, 3,454,066 shares issued	3,454	(2,373)	-	(1,081)	-	-
Balance, December 31, 2006	5,176	14	-	69,539	(1,520)	73,209

Comprehensive income:
Net income	-	-	-	6,648	-	6,648
Change in net unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effect	-	-	-	-	1,314	1,314
Total comprehensive income						7,962

Cash dividends paid ($0.65 per share)	-	-	-	(3,359)	-	(3,359)
Stock options exercised for 8,425 shares	8	99	-	-	-	107
Stock compensation	-	2	-	-	-	2
Repurchase of 19,605 shares of common stock	(19)	(15)	-	(495)	-	(529)
Balance, December 31, 2007	5,165	100	-	72,333	(206)	77,392

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity  and Other Comprehensive Income (Loss) (Continued)
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2007	$5,165	$100	$-	$72,333	$(206)	$77,392
Comprehensive income (loss):
Net loss	-	-	-	(24,562)	-	(24,562)
Change in net unrealized pension liability, net of tax	-	-	-	-	(2,425)	(2,425)
Change in net realized gains (losses) arising during the period on securities avaiable for sale, net of tax	-	-	-	-	1,058	1,058
Total comprehensive income						(25,929)

Cash dividends paid ($0.46 per share)	-	-	-	(3,955)	-	(3,955)
Stock options exercised (7,959 shares)	5	29	38	-	-	72
Treasury stock purchased	-	-	(1,253)	-	-	(1,253)
Fractional shares paid out in merger	-	(3)	-	-	-	(3)
Shares issued in merger (3,519,788 shares)	3,520	78,245	-	-	-	81,765
Stock compensation	-	21		-	-	21
Stock option value allocated to transaction purchase price	-	2,365	-	-	-	2,365
Cumulative effect adjustment for postretirement split dollar life insurance benefits	-	-	-	(133)	-	(133)
Balance, December 31, 2008	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$(24,562)	$6,648	$5,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,424	1,325	1,251
Amortization	776	-	15
Loss on disposal of premises and equipment	516	-	-
Provision for loan losses	4,366	500	550
Deferred income taxes	(3,213)	(269)	24
Stock option expense	21	2	1
Investment security losses	346	256	108
Writedown of Other Real Estate Owned	516	-	-
Other than temporary impairment on investment securities	6,194	-	-
Goodwill impairment	27,295	-	-
Originations of loans held for sale	(60,227)	(74,032)	(61,108)
Proceeds from loans held for sale	57,657	73,745	59,975
Net change in:
Increase in accrued interest receivable	(7,097)	(71)	(533)
Decrease (increase) in other assets	327	(1,156)	1,672
Increase in deferred compensation	195	-	-
Increase(decrease) in accounts payable, accrued expenses and other liabilities	(3,908)	367	1,131
Net cash provided by operating activities	1,626	7,315	8,884

Cash Flows from Investing Activities
Available for sale securities:
Sales	10,550	28,774	8,519
Maturities	45,678	64,409	48,257
Purchases	(25,021)	(83,959)	(56,838)
Maturities of held to maturity securities	-	18	62
Federal funds sold, net	17,842	(14,667)	11,325
Loans made to customers, net of collections	(77,891)	(23,274)	(8,301)
Loan participation pools, net	(2,056)	-	-
Purchase of premises and equipment	(3,227)	(1,037)	(1,283)
Proceeds from the sale of Other Real Estate Owned	817	-	-
Net cash acquired in merger	20,351	-	-
Purchase of Butler Brown Insurance Agency, net of cash acquired	(993)	-	-
Activity in bank-owned life insurance:
Purchases	(63)	(118)	(61)
Increase in cash value	(528)	(338)	(316)
Net cash provided by (used in) investing activities	(14,541)	(30,192)	1,364
Net increase in deposits	14,853	33,714	320
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,302	(5,932)	6,881
Proceeds from Federal Home Loan Bank borrowings	40,869	28,995	12,770
Repayment of Federal Home Loan Bank borrowings	(25,200)	(28,015)	(26,450)
Stock options exercised	72	107	83
Repurchase of common stock	(1,253)	(529)	(1,468)
Payments on notes payable	(1,182)	-	-
Payments on long-term debt	(43)	-	-
Dividends paid	(3,955)	(3,359)	(1,657)
Net cash provided by (used in) financing activities	29,463	24,981	(9,521)

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006

Increase in cash and cash equivalents	$16,548	$2,104	$727

Cash and Cash Equivalents
Beginning balance	16,378	14,274	13,547
Ending balance	$32,926	$16,378	$14,274

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$22,122	$14,969	$11,721
Interest paid on other obligations	7,237	4,254	4,429
Income taxes	3,903	2,572	1,645

Supplemental Schedule of non-cash Investing Activities:
Fair market value of liabilities assumed	$720,318	-	-
Fair market value of assets acquired, including goodwill	805,562	-	-

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: On March 14, 2008, MidWestOne Financial Group, Inc. merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger dated as of September 11, 2007.  As a result of the merger, MidWestOne Financial Group, Inc (“Former MidWestOne”) ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.”   The surviving organization is referred to in this document as the “Company”.  Prior to the merger, ISB Financial Corp’s wholly owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank.  Subsequent to the merger, the Company added MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc as wholly owned subsidiaries.  The Company is a financial services holding company headquartered in Iowa City, Iowa that owns 100% of the outstanding common stock of MidWestOne Bank, Iowa City and 100% of the common stock of MidWestOne Insurance Services, Inc., Pella, Iowa. MidWestOne Bank (the “Bank”) is also headquartered in Iowa City and provides services to individuals, businesses, governmental units and institutional customers in east central Iowa.  The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Hudson, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing other management services to customers.

Accounting estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain significant estimates: The allowance for loan losses, unrealized gains and losses on debt securities available for sale, annual impairment testing of goodwill, estimated discount rate and expected long-term rate of return used in actuarial determination of pension plan asset or liability, and the fair values of investment securities and other financial instruments involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the financial statements.

Principles of consolidation: The consolidated statements of operations and cash flows for the year ended December 31, 2008 includes the results of operations for the Company and MidWestOne Bank and MidWestOne Insurance Services, Inc. from March 15, 2008 through December 31, 2008. The consolidated statements of operations and cash flows for the years ended December 31, 2007 and 2006 include the results of operation for the Company, Iowa State Bank & Trust Co. and First State Bank. The consolidated balance sheets as of December 31, 2008 include the accounts and transactions of the Company and its wholly-owned subsidiaries, MidWestOne Bank and MidWestOne Insurance Services, Inc., as well as its former wholly-owned subsidiaries Iowa State Bank & Trust Co., First State Bank and MidWestOne Investment Services. The consolidated balance sheets as of December 31, 2007 include the accounts of ISB Financial Corp. and its wholly-owned subsidiaries Iowa State Bank & Trust Co. and First State Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks . Cash flows from loans originated by the Bank deposits and federal funds purchased and sold and securities sold under agreements to repurchase are reported net.

Reclassification: Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Investment securities: Certain debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost, that are deemed to be other than temporary, are reflected in earnings as realized losses. In determining whether other than temporary impairment exists, management considers: (1) the length of time and the extent of which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans: Loans are stated at the principal amount outstanding, net of deferred loan fees and allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. Deferred loan fees are amortized using the level yield method over the remaining maturities on the loans.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90-days past due, unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180-days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan Pool Participations

The Company acquired its loan pool participations from the former MidwestOne during the merger.  The Company continues to invest in participations in pools of loans acquired from the FDIC and other sources at substantial discounts. The pools consist of loans to borrowers located throughout the United States.

The Company carries its investment in the loan pools as a separate earning asset on the balance sheet. Principal or interest restructures, write-downs, or write-offs within the pools are not included in the Company's disclosures for its loan portfolio. The loan pools are managed by a non-affiliate Servicer operating in Omaha, Nebraska.

Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Many of the pools consist of loans primarily secured by single-family, multi-family, and small commercial real estate. Some pools may consist of a large number of small consumer loans that are secured by other assets such as automobiles or mobile homes, while other pools may consist of small to medium balance commercial loans. Some may contain a mixture of such loans and other types of loans.

The Company invests in pools consisting of both performing loans and past-due nonperforming loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

Upon the acquisition of a participation interest in a loan pool, the Company assumes the risk of loss. The extent of such risk is dependent on a number of factors, including the Servicer's ability to locate the debtors, the debtors' financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the Servicer's ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

A cost "basis" is assigned to each individual loan acquired on a cents per dollar (discounted price) based on the Servicer's assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectability and a lower basis to those loans identified as having little or no potential for collection.

Loan pool participations are shown on the Company's balance sheet as a separate asset category. The original carrying value of loan pool participations represents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the Servicer. The Company's investment balance is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

The loan pools acquired are accounted for in accordance with the provisions of Statement of Position 03-3 ("SOP 03-3") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants.

SOP 03-3 provides updated guidance on the accounting for purchased loans that show evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. SOP 03-3 generally requires that the excess of the estimated cash flows expected to be collected on the loan over the initial investment be accreted over the estimated remaining life of loan. According to the SOP 03-3, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan should be accounted for as a nonaccrual status applying the cash basis income recognition to the loan.

The Company has developed and implemented procedures to determine if accretion of the discount ("accretable yield") on the purchased loans in a pool is required under SOP 03-3. Given the impaired nature of the loan pools typically purchased, the individual loans are evaluated for SOP 03-3 purposes by the end of a six-month window from the date of purchase. This provides time for the Servicer to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans are evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower's financial condition. If all the criteria are met, the individual loan will utilize the accounting treatment required by SOP 03-3 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash-basis of accounting.

In the event that a prepayment is received on a loan accounted for under SOP 03-3, the accretable yield is recomputed and the revised amount accreted over the estimated remaining life of the loan on the level yield basis. If a loan subject to accretable yield under SOP 03-3 fails to make timely payments, it is subject to classification and an allowance for loss would be established.

Collection expenses incurred by the Servicer are netted against discount income. Discount income is added to interest income and reflected as one amount on the Company's consolidated statements of income.

Interest income is only recognized when collected and actually remitted to the Company by the Servicer for those loans subject to nonaccrual status in accordance with SOP 03-3. Many of the pools that have been purchased by the Servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the Servicer is reflected in the Company's consolidated financial statements as interest income included as part of interest income and discount on loan pool participations.

Loans held for sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights released. Gains or losses on sales of mortgage loans with servicing released are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Allowance for loan losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectiblity of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include: payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, construction and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral, if the loan is collateral dependent.

Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Banks do not separately identify individual consumer and residential loans for impairment disclosures.

Transfers of financial assets: Revenue from the origination and sale of loans in the secondary market is recognized upon the transfer of financial assets and accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Banks, (2) the transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (3) the Banks do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Revenue recognition: Trust fees, deposit account service charges and other fees are recognized when the services are provided or when customers use the services.

Credit-related financial instruments: In the ordinary course of business, the Banks have entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Property and equipment: Property and equipment are stated at cost less accumulated depreciation. The estimated useful lives and primary method of depreciation for the principal items are as follows:

Type of Assets	Years	Depreciation Method

Buildings and leasehold improvements	10 – 30	Straight-line
Furniture and equipment	3 – 10	Straight-line

Charges for maintenance and repairs are expense as incurred.  When assets are retired or disposed of the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

Other real estate owned: Real estate parcels acquired in satisfaction of loans are included in other assets at the lower of cost or fair value less estimated costs of disposal. When a property is acquired, the excess of the recorded investment in the property over its estimated fair value, less estimated costs of disposal, if any, is charged to the allowance for loan losses. Subsequent declines in the estimated fair value are recorded in a valuation allowance account. Additions to or reductions from valuation allowances, along with net operating results of the property, are included in other operating expenses. Other real estate owned was $996,000 as of December 31, 2008 and none as of December 31, 2007, respectively.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.  Emerging Issues task Force (“EITF”) No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements” finalized the accounting treatment for these policies and is effective for fiscal years beginning after December 15, 2007.  As permitted by EITF 06-4, the Company recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $133,000.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Employee benefit plans: Annual expense of a defined benefit pension plan includes service cost (measured by projected unit credit method), interest on the projected benefit obligation, actual return on plan assets and other amortization and deferred amounts specified by Financial Accounting Standards Board Statements No. 87 and No. 158.

Deferred benefits under a salary continuation plan are charged to expense during the period the participating employees attain full eligibility.

Stock-based compensation: The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation under the intrinsic value method, as outlined under the provisions of Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, no compensation cost was recognized for grants issued prior to the adoption of SFAS No. 123(R) since the options were granted with an exercise price equal to market value at the date of grant.

Income taxes: The Company files a consolidated federal income tax return. Income tax expense is generally allocated as if the Company and its subsidiaries file separate income tax returns. For State purposes, the bank files a franchise tax return and the remaining entities file a consolidated income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount and of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The FASB issued Interpretation No 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48) in June 2006. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The implementation of FIN 48 by the Company on January 1, 2007, resulted in no material increase or decrease for unrecognized tax benefits. Additionally, there were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2008 and 2007.

Interest and penalties related to income taxes are recorded as miscellaneous expense in the statements of income.

Earnings per share: Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Following is a reconciliation of the denominator:

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

	Year Ended December 31,
	2008	2007	2006
(in thousands, except per share amounts)
Basic EPS computation
Numerator:
Net income (loss)	$(24,562)	$6,648	$5,798
Denominator:
Weighted average shares outstanding	7,946	5,171	5,205
Basic EPS	$(3.09)	$1.29	$1.11

Diluted EPS computation
Numerator:
Net income (loss)	$(24,562)	$6,648	$5,798
Denominator:
Weighted average shares outstanding	7,946	5,171	5,205
Weighted average dilutive shares outstanding
for stock options	-	2	9
	7,946	5,173	5,214
Diluted EPS	$(3.09)	$1.29	$1.11

Due to our net loss for the year ended December 31, 2008, no potentially dilutive shares were included as such shares would be anti-dilutive.

Goodwill: Goodwill represents the cost in excess of the fair value of assets acquired in business combinations. Goodwill has an indefinite life, but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount were to exceed the fair value, an impairment loss would be recognized. The Company established September 30 as the date for its annual impairment test; however, quarterly impairment tests have been completed at each calendar quarter-end in 2008 starting with June 30 given the adverse changes in the business climate and declines in the market value of our stock to levels below our book value. The December 31, 2008 impairment test indicated and concluded that all goodwill existing at the time of the merger on March 14 had subsequently become impaired.  Therefore, at December 31 the Company recorded a $27,295,000 charge to earnings.

Trust assets: Trust assets, other than cash deposits held by the Banks in fiduciary or agency capacities for its customers, are not included in the accompanying financial statements because such accounts are not assets of the Banks.

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
	2008	2007	2006
(in thousands)
Unrealized holding gains on available for sale securities	$1,310	$1,863	$2,266
Reclassification adjustment for losses realized in income	346	256	108
Unrealized loss on pension	(3,845)	—	—
	(2,189)	2,119	2,374
Tax effects	(822)	805	881
Other comprehensive income	$(1,367)	$1,314	$1,493

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Year Ended December 31,
	2008	2007	2006
(in thousands)
Net unrealized gains (losses) on securities available for sale	$1,335	$(321)	$(2,440)
Unrealized loss on pension	(3,845)	—	—
	(2,510)	(321)	(2,440)
Tax effects	(937)	(115)	(920)
Accumulated other comprehensive income (loss)	$(1,573)	$(206)	$(1,520)

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2008:
U.S. Government agencies and corporations	$70,447	$3,153	$-	$73,600
State and political subdivisions	114,261	827	(1,245)	113,843
Mortgage-backed securities and collateralized mortgage obligations	71,618	1,607	(148)	73,077
Corporate debt securities	12,263	6	(2,831)	9,438
	268,589	5,593	(4,224)	269,958
Other equity securities	2,656	-	(234)	2,422
Total	$271,245	$5,593	$(4,458)	$272,380

December 31, 2007:
U.S. Government agencies and corporations	$65,937	$1,013	$(59)	$66,891
State and political subdivisions	82,876	299	(763)	82,412
Mortgage-backed and collateralized mortgage obligations	69,079	374	(325)	69,128
Other securities	14,554	368	(1,228)	13,694
Total	$232,446	$2,054	$(2,375)	$232,125

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.	Investment Securities (Continued)

The amortized cost and fair value of investment securities held-to-maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2008:
Mortgage-backed securities	$96	$3	$-	$99
State and political subdivisions	8,029	1	(9)	8,021
	$8,125	$4	$(9)	$8,120

December 31, 2007:
State and political subdivisions	$95	$6	$-	$101

Investment securities with a carrying value of $88,576,000 and $76,885,000 at December 31, 2008 and 2007, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.	Investment Securities (Continued)

December 31, 2008:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
U.S. Government agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	47,187	1,015	7,379	239	54,566	1,254
Mortgage-backed and collateralized mortgage obligations	14,983	148	-	-	14,983	148
Corporate debt securities	6,653	2,509	730	322	7,383	2,831
Other equity securities	2,422	234	-	-	2,422	234
	$71,245	$3,906	$8,109	$561	$79,354	$4,467

December 31, 2007:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. Government agencies	$-	$-	$11,939	$59	$11,939	$59
State and political subdivisions	12,016	178	33,220	585	45,236	763
Mortgage-backed and collateralized mortgage obligations	-	-	30,956	325	30,956	325
Other securities	8,617	1,066	239	162	8,856	1,228
	$20,633	$1,244	$76,354	$1,131	$96,987	$2,375

In reaching the conclusion that the impairment disclosed above is “other than temporary”, the Company evaluated the nature of U.S. Treasury securities, U.S. Government securities, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities and other securities, and the credit ratings of the state and municipal bonds. In the case of the corporate debt securities, the Company determined that impairment was apparent and was due to the deterioration in the credit quality of the issuers and the default and deferral of interest payments by some of the issuers. The Company, therefore, recognized a $6.2 million impairment in income.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.	Investment Securities (Continued)

The contractual maturity distribution of investment securities at December 31, 2008, is summarized as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
(in thousands)
Due in one year or less	$22,900	$23,120	$1,600	$1,550
Due after one year through five years	104,709	106,951	5,735	5,769
Due after five years through ten years	54,538	55,183	694	702
Due after ten years	14,824	11,627	-	-
Mortgage-backed and collateralized mortgage obligations	71,618	73,077	96	99
	$268,589	$269,958	$8,125	$8,120

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. Government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Other equity securities available for sale with an amortized cost of $2,656,000 and a fair value of $2,422,000 are excluded from this table.

Proceeds from the sale of investment securities available for sale during 2008, 2007 and 2006 were $10,550,000, $28,774,000 and $8,519,000, respectivley.

Realized gains and losses on sales of investment securities are as follows:

	Year Ended December 31,
	2008	2007	2006
(in thousands)
Gross gains	$259	$45	$50
Gross losses	(605)	(301)	(158)
Other than temporary impairment	(6,194)	-	-
	$(6,540)	$(256)	$(108)

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.	Loans

The composition of the net loans is as follows:

	December 31,
	2008	2007
(in thousands)
Commercial, financial and agricultural	$299,238	$103,029
Real estate:
Construction	99,617	28,774
Mortgage	586,163	260,201
Loans to individuals	23,857	8,895
All other	5,939	655
Total	$1,014,814	$401,554

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2008	2007	2006
(in thousands)
Balance, beginning	$5,466	$5,298	$5,227
Provision expense	4,366	500	550
Recoveries of amounts charged-off	570	148	103
Loans charged-off	(4,903)	(480)	(582)
Allowance from acquired bank	5,478	-	-
Balance, ending	$10,977	$5,466	$5,298

Total nonperfoming loans and assets at December 31, 2008 and 2007, were:

	2008	2007
(in thousands)
Impaired loans:
Nonaccrual	$11,785	782
Restructured	424	-

Total impaired loans	12,209	782
Loans past due 90 days and more	3,024	514

Total nonperforming loans	15,233	1,296
Other real estate owned	996	-

Total nonperforming assets	$16,229	1,296

The average balances of nonperforming loans for the years ended December 31, 2008 and 2007, were $17.7 and $1.5 million, respectively. The allowance for credit losses related to nonperforming loans at December 31, 2008 and 2007, was $868,000 and $102,000, respectively. Nonperforming loans of $3.8 million and $0 at December 31, 2008 and 2007, respectively, were not subject to a related allowance for credit losses because of the net realizable value of loan collateral, guarantees and other factors. As of December 31, 2008, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

A summary of the changes in the carrying value of loan pool participations for the year ended December 31, 2008, were as follows:

2008
(in thousands)
Balance at beginning of year	$-
Acquired in the merger	89,457
Purchases	28,332
Principal payments	(22,601)
Net charge-offs	(2,256)
Balance at end of year	$92,932

Total face value at end of year	$175,319

Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.

The Company evaluates all loans under the SOP 03-3 criteria and determined that certain loans did not meet the criteria for level-yield income recognition required by SOP 03-3.  The outstanding balance of those loans was $133,737,000 with a carrying value of $64,975,000 as of December 31, 2008.  Additionally, the Company purchased $19,088,000 in loans during the third and fourth quarters of 2008 that were in the process of being evaluated under SOP 03-3 as of December 31, 2008 in accordance with the Company’s accounting policy on loan pool participations.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

The outstanding balances and carrying values as of December 31 of the loans purchased that met the level-yield income recognition criteria under SOP 03-3 are as follows:

December 31,
2008
(in thousands)
Agricultural	$54
Commercial	250
Real estate:
1-4 family residences	501
Agricultural	234
Land Development	4
Multifamily residences	1,029
Commercial	5,842

Total real estate	7,610

Loans to individuals	30

Total	$7,944

Carrying amount, net of allowance of $182.	$7,762

Changes in accretable yield on the loans that met the level-yield income recognition criteria under SOP 03-3 were as follows:

Accretable Yield
December 31,
2008
(in thousands)
Balance at beginning of year	$-
Acquired in the merger	1,475
Additions	1,497
Accretion	(789)
Reclassifications (to)/from nonaccretable differences	(8)

Balance at end of year	$2,175

Cash flows expected to be collected at acquisition	$16,622
Basis in acquired loans at acquistion	12,502

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.	Premises and Equipment

Premises and equipment is as follows:

	December 31,
	2008	2007
(in thousands)
Land	$3,130	$2,428
Buildings and leasehold improvements	27,197	11,535
Furniture and equipment	10,493	9,180
	40,820	23,143
Accumulated depreciation and amortization	12,072	11,341
	$28,748	$11,802

Premises and equipment depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 expense was $2,424,000, $1,325,000, and $1,251,000 respectively.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.	Business Combinations

On March 14, 2008, the Company and Former MidWestOne completed their merger. Former MidWestOne was the parent company of MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. The Company merged with Former MidWestOne in order to create a strong, independent financial services institution headquartered in Iowa that has the increased resources of the combined institution and the potential to achieve greater earnings and balance sheet growth. The Company issued 3,519,788 shares of common stock in exchange for 100% of common stock of Former MidWestOne with a market value of approximately $81.8 million. The Company also issued replacement stock options to the holders of the currently outstanding options of the former MidWestOne in conjunction with the business combination. The fair value of the replacement options is a component of the purchase price. A total of 393,404 replacement options were issued on March 14, 2008, having a fair value of $2.4 million. The Company incurred $1.1 million in transaction costs in the business combination. Former MidWestOne had assets in excess of $760 million and 19 banking offices located in Iowa.

The following is Former MidWestOne’s condensed balance sheet showing the fair values of assets acquired and liabilities assumed as of the date of acquisition.

Condensed Balance Sheet

Cash & Cash Equivalents	$20,351
Investment Securities	85,490
Loans (net)	535,179
Loan Pools	90,876
Other Assets	37,524
Other Intangible Assets	13,203
Total Assets	782,623

Deposits	586,721
Fed Funds Purchased	6,000
FHLB Advances	96,113
Other Borrowed Money	1,500
Trust Preferred	15,683
Other Liabilities	14,301
Total Liabilites	720,318

Net Assets Acquired	62,305

Purchase Price	85,244

Goodwill	$22,939

Assuming the Merger of Former MidWestOne occurred on January 1, 2008, the following summarizes the unaudited pro forma combined operating results for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
(dollars in thousands, except per share)
	2008	2007

Pro forma interest income	$80,643	88,571
Pro forma interest expense	35,365	45,388
Pro forma net interest income	45,278	43,183
Pro forma provision for loan losses	4,618	1,482
Pro forma noninterest income	7,114	14,706
Pro forma noninterest expense	70,694	41,039
Pro forma income before tax	(22,920)	15,368
Pro forma income tax (benefit)	(188)	4,458
Pro forma net income (loss)	$(23,108)	10,910

Pro forma earnings (loss) per share - basic	$(2.67)	$1.26

Proforma earnings (loss) per share - diluted	$(2.67)	$1.25

Insurance Agency Acquisition

On November 21, 2008, the Company entered into an agreement to acquire the Butler Brown Insurance agency in Oskaloosa, Ia.  This acquisition will expand the Company’s insurance agency business in one of its primary market areas.  Butler Brown resulted in a cash payment of $1,091,000 and the recognition of an identifiable intangible asset to be amortized over ten years, for $867,000.

Note 6.	Goodwill and Other Intangible Assets

Although goodwill totaled $27.3 million as recently as September 30, 2008 and $4.4 million as of December 31, 2007 with the increase being the result of the Merger, goodwill is subject to impairment testing at least annually under the provisions of Financial Accounting Standards Board Statement No. 142 (“SFAS 142”).

The Company tested goodwill for impairment during the quarter ended December 31, 2008 and determined that there was impairment due to the extreme volatility in the banking industry and the resulting impact this volatility has had on the Company’s stock price by December 31, 2008.  Consequently, an impairment charge totaling $27.3 million was taken during the fourth quarter.

Other intangible assets increased to $13.4 million as of December 31, 2008 as a result of the merger. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible, customer list intangible and insurance agency intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table summarizes the amounts and carrying values of intangible assets as of December 31, 2008 and 2007.

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
	(years)	(in thousands)

December 31, 2008
Other intangible assets:
Mortgage servicing rights	6	$321	204	117
Insurance agency intangible	15	1,320	52	1,268
Core deposit premium	10	5,433	741	4,692
Trade name intangible	-	7,040	-	7,040
Customer list intangible	15	330	23	307
Total		$14,444	$1,020	$13,424

December 31, 2007
Other intangible assets:
Mortgage servicing rights		$321	88	233
Insurance agency intangible		53	18	35
Total		$374	$106	$268

The following table summarizes future amortization expense of intangible assets. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful lives of the respective intangible assets.

	Mortgage	Insurance	Core	Customer
	Servicing	Agency	Deposit	List
(in thousands)	Rights	Intangible	Premium	Intangible	Totals

Year ended December 31,
2009	$117	125	914	27	1,183
2010	-	125	815	26	966
2011	-	124	716	24	864
2012	-	115	617	23	755
2013	-	114	519	22	655
Thereafter	-	665	1,111	185	1,961
Total	$117	$1,268	$4,692	$307	$6,384

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.	Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $85,749,000 and $96,866,000 at December 31, 2008 and 2007, respectively.

Note 8.	Certificates of Deposit

At December 31, 2008, the scheduled maturities of certificates of deposits (in thousands) are as follows:

2009	$375,826
2010	67,051
2011	77,575
2012	10,417
2013	24,612
Thereafter	790
$556,271

Note 9.	Federal Home Loan Bank and Other Borrowings

The Bank is a member of The Federal Home Loan Bank of Des Moines and, as of December 31, 2008 and 2007, held Federal Home Loan Bank (FHLB) stock totaling $9,075,000 and $2,995,000, respectively, which is recorded in other assets. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial, and agricultural, real estate first mortgages equal to various percentages of the total outstanding notes. As of December 31, 2008 and 2007, the borrowings were as follows:

	2008	2007
(in thousands)
Due in 2008, 3.40% to 5.25%	$-	$11,000
Due in 2008, 5.41%, callable quarterly	-	3,000
Due in 2009, 3.54% to 7.07%	50,982	15,000
Due in 2009, 5.40% to 5.81%, callable quarterly	4,500	4,000
Due in 2010, 2.86% to 5.44%	37,000	14,000
Due in 2010, 2.63% to 5.41%, callable quarterly	11,000	-
Due in 2011, 2.89% to 5.02%	41,000	-
Due in 2012, 3.83% to 4.33%	8,000	-
Due in 2013, 4.04% to 5.35%	6,300	-
	$158,782	$47,000

Securities sold under repurchase agreements with balances of $44,249,000 and $45,997,000 as of December 31, 2008 and 2007, respectively, are used by the Company to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of U.S. Treasury securities, U.S. Government agencies or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them within one to four days after the transaction date at that same price plus interest accrued at an agreed upon rate. The weighted average interest rate on these agreements was 1.18% and 3.60% at December 31, 2008 and 2007, respectively.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.	Long Term Debt

In connection with the merger of the former MidwestOne, the Company acquired $15,640,000 in long-term subordinated debt from the former MidwestOne's participation in the issuance of a pooled trust preferred security. The trust preferred has a 35 year maturity, does not require any principal amortization and is callable in five years at par at the issuer's option. The interest rate is fixed on $7,820,000 of the issuance and variable on the remaining balance of the issuance. The fixed interest rate is at 6.48 percent and the variable rate is based on the three month LIBOR rate plus 1.59 percent with interest payable quarterly. Beginning on December 15, 2012 the interest rate on the entire balance of the debt is variable based on the three month LIBOR rate plus 1.59 percent. At December 31, 2008 the interest rate was at 5.03 percent. During the year the interest rate ranged from 5.03 percent to 5.43 percent.  Interest expense recorded during 2008 and 2007 was $631,000 and $0, respectively.

Note 11.	Income Taxes

Income taxes for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	December 31,
	2008	2007	2006
(in thousands)
Current:
Federal	$2,128	$2,170	$1,711
State	635	404	358
Deferred	(3,213)	(269)	24
	$(450)	$2,305	$2,093

The income tax provisions for the years ended December 31, 2008, 2007 and 2006 are less than the amounts computed by applying the maximum effective federal income tax rate of 34% to the income before income taxes because of the following items:

	2008	2007	2006
	Amount	Amount	Amount
(in thousands)

Expected provision	$(8,504)	$3,044	$2,683
Tax-exempt interest, net	(1,418)	(881)	(715)
Life insurance	(179)	(115)	(107)
State income taxes, net of federal income tax benefit	137	267	236
Non-deductible goodwill impairment	9,280	-	-
Other	234	(10)	(4)
	$(450)	$2,305	$2,093

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.	Income Taxes (Continued)

Net deferred tax assets consist of the following components:

	December 31,
	2008	2007
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$4,892	$2,039
Deferred compensation	1,865	601
Net operating loss	2,032	3
Unrealized losses on investment securities	-	115
Impairment losses on securities	2,455	-
Pension liability	1,420	-
Nonaccrual interest	262	5
Other	240	51
Gross deferred tax assets	13,166	2,814
Deferred income tax liabilities:
Premises and equipment depreciation and amortization	816	523
Federal Home Loan Bank stock	130	21
Pension asset	-	244
Purchase accounting adjustments	3,460	-
Mortgage servicing rights	44	87
Prepaid expenses	444	28
Unrealized gains on investment securities	483	-
Deferred loan fees	18	18
Other	-	57
Gross deferred tax liabilities	5,395	978
Net deferred income tax asset	7,771	1,836
Valuation allowance	2,176	-
Net deferred tax asset	$5,595	$1,836
The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry forwards and certain impairment losses on investment securities. The Iowa net operating loss carry forwards will expire, if not utilized, between 2009 and 2024. The Company has recorded a valuation allowance to reduce the net operating loss carry forwards and certain impairment losses on securities. At December 31, 2008 and 2007, the Company believes it is more likely than not that the Iowa net operating loss carry forwards and certain impairment losses on securities will not be realized.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits at the time of implementation of FIN 48, or as of December 31, 2008 and 2007.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.	Employee Benefit Plans, Pension Curtailment, and Adoption of SFAS No. 158

Prior to the Merger Iowa State Bank & Trust Company sponsored a noncontributory defined benefit pension plan for substantially all its employees. Effective December 31, 2007 the Bank elected to curtail the plan by limiting this employee benefit to those employees vested as of December 31, 2007 and freezing future benefit accruals under the plan. The Company adopted SFAS No. 158, Employers Accounting for Defined Benefit Plans and Other Postretirement Plans as of December 31, 2007. The following table sets forth the plan's funded status and amounts recognized in the accompanying financial statements as of December 31, 2008, 2007 and 2006:

	2008	2007	2006
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of year	$10,049	$12,211	$12,013
Service cost	-	471	455
Interest cost	611	687	651
Actuarial (gain) or loss	330	(581)	(508)
Benefits paid	(419)	(402)	(400)
Curtailment	-	(2,337)	-
Projected benefit obligation at the end of year	$10,571	$10,049	$12,211

Change in plan assets
Fair value of plan assets at the beginning of year	$10,703	$10,489	$9,888
Actual return on plan assets	(2,605)	616	1,001
Benefits paid	(419)	(402)	(400)
Employer contribution	-	-	-
Fair value of assets at the end of the period	$7,679	$10,703	$10,489

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.	Employee Benefit Plans and Pension Curtailment (Continued)

	2008	2007	2006
(in thousands)

Funded status (plan assets less than benefit obligations) at end of years	$(2,892)	$653	$(1,722)
Unrecognized transitional net assets	-	-	(289)
Unrecognized prior service cost	-	-	16
Unrecognized net actuarial (gain) loss	-	-	2,533
Net amount recognized	$(2,892)	$653	$538

Recognized on balance sheet
Other assets (liabilities)	$(2,892)	$653	$538

Recognized in accumulated other comprehensive income after SFAS No.158
Transition obligation (asset)	$(207)	(248)	-
Prior service cost (credit)	-	-	-
Net loss	4,052	248	-
Deferred tax effect	(1,420)	-	-
Total	$2,425	$0	$-

Benefit obligation assumptions as of December 31st:
Discount Rate	6.00%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	4.50%	4.50%

Net periodic benefit cost assumptions as of December 31st:
Discount rate	6.00%	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	4.50%	4.50%

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.	Employee Benefit Plans and Pension Curtailment (Continued)

(in thousands)
Components of net periodic pension cost	2008	2007	2006
Service cost	$-	$471	$456
Interest cost	611	687	651
Expected return on plan assets	(893)	(875)	(821)
Amortization of net actuarial loss	-	74	101
Amortization of prior service cost	-	3	3
Amortization of transition asset	(41)	(41)	(41)
Curtailment	-	(434)	-
Total net periodic pension cost (benefit)	$(323)	$(115)	$349

Estimated future pension benefit payments, are expected to be paid as follows:

2009	$417
2010	424
2011	413
2012	427
2013	474
Five years thereafter	3,113
$5,268

The accumulated benefit obligation for the defined benefit pension plan was $11 million, $10.0 million, and $9.9 million at December 31, 2008, 2007 and 2006. The Bank did not make a contribution to the plan in 2008, 2007 or 2006. The Bank’s pension plan weighted-average asset allocations by asset category are as follows:

	Target
	Allocation	December 31,
	2008	2008	2007	2006
Mutual funds - equity	55 - 75%	59%	65%	65%
Mutual funds - fixed income	20 - 55%	41%	34%	33%
Cash and equivalents	0 - 10%	0%	1%	2%
		100%	100%	100%

Pension plan assets are allocated by an automated system that determines a target allocation based on expected returns consistent with the Bank’s risk tolerance. The allocations may vary within a range.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.	Employee Benefit Plans and Pension Curtailment (Continued)

The adoption of SFAS No. 158 at December 31, 2007 had no affect on the Company’s financial position or results of operations for the year ended December 31, 2007.

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee's salary. The 401(k) contribution expense for this plan totaled $505,000, $265,000 and $230,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements.  Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee's salary. The ESOP contribution expense for this plan totaled $452,000, for the year ended December 31, 2008.

The Company has a salary continuation plan for several officers and directors. This plan provides annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2008, 2007 and 2006 totaled $225,000, $326,000 and $123,000, respectively. To provide the retirement benefits, the Company carries life insurance policies with cash values totaling $11,557,000, $3,077,000 and $2,817,000 at December 31, 2008, 2007 and 2006, respectively.

Note 13.	Stock Compensation Plans

The Company has an Equity Incentive Plan for designated employees and directors of, and service providers to, the Company and subsidiaries whereby the Company may grant options to purchase common stock, with a maximum term of ten years, at the fair value of the stock on the date of the grant. The company may also grant restricted stock units under the Plan. The Company maintains its 2008 Equity Incentive Plan as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the 2008 Equity Incentive Plan, the Company may grant stock options, stock appreciation rights, stock awards (including restricted stock units) and cash incentive awards, to eligible individuals.  As of December 31, 2008, 473,082 shares of the Company’s common stock remained available for awards under the 2008 Equity Incentive Plan.

The compensation committee of the Company’s board of directors granted 17,000 stock options to officers of the company, and awarded 8,500 shares of restricted stock to directors and officers of the Company as of the close of business April 1, 2008, pursuant to the 2008 Stock Incentive Plan. The award price was $16.69 per share based on the closing market price of the Company’s common stock on that date.  An additional 500 shares of restricted stock was granted to a new director as of the close of business July 16, 2008, at an award price of $13.49 per share based on the closing market price of the Company’s common stock on that date.  The awards will vest ratably over a period of four years.   During 2008 500 stock options and 300 shares of restricted stock were forfeited. During 2007, 450 shares were granted, 8,425 were exercised and no shares were forfeited

The stock options have a maximum term of ten years, an exercise price equal to the fair market value of a share of stock on the date of grant and vest 25% per year over a four-year period, with the first vesting date being the one-year anniversary of the grant date. Each restricted stock unit entitles the recipient to receive one share of stock on the vesting date. The restricted stock units vest 25% per year over a four-year period, with the first vesting date being the one-year anniversary of the grant date.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the years ended December 31, 2008 and 2007, the Company recognized $66,000 and $2,000, respectively, in compensation expense for stock options and restricted stock units.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Banks’ category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be “well capitalized” under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being “well capitalized” under the regulatory framework for prompt corrective action. The Company’s and the Banks’ actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.          Regulatory Capital Requirements and Restrictions on Subsidiary Cash (Continued)

A comparison of the Company’s and the Banks’ capital with the regulatory requirements is presented below:

				To Be Well
				Capitalized
			For	Under Prompt
			Capital	Corrective
			Adequacy	Action
	Actual		Purposes	Provisions
	Amount	Ratio	Ratio	Ratio
(in thousands)
At December 31, 2008:
Consolidated:
Total risk based capital	$144,011	11.27%	8%	-
Tier 1 risk based capital	130,896	10.24	4	-
Leverage ratio	130,896	8.72	4	-
MidWestOne Bank:
Total risk based capital	$127,092	10.05%	8%	10%
Tier 1 risk based capital	113,977	9.01	4	6
Leverage ratio	113,977	7.60	4	5

At December 31, 2007:
Consolidated:
Total risk based capital	$78,533	16.49%	8%	-
Tier 1 risk based capital	73,066	15.35	4	-
Leverage ratio	73,066	10.67	4	-
Iowa State Bank & Trust Company:
Total risk based capital	$52,190	13.01%	8%	10%
Tier 1 risk based capital	48,186	12.01	4	6
Leverage ratio	48,186	8.34	4	5
First State Bank:
Total risk based capital	$9,688	13.68%	8%	10%
Tier 1 risk based capital	8,796	12.42	4	6
Leverage ratio	8,796	8.48	4	5

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash (Continued)

The ability of the Company to pay dividends to its shareholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In addition, as previously noted, subsequent to December 31, 2008, the Bank’s board of directors adopted a capital policy requiring it to maintain a ratio of Tier 1 capital to total assets of at least 8% and a ratio of total capital to risk-based capital of at least 10% Maintenance of these ratios also could limit the ability of the Bank to pay dividends to the Company.

The Banks are required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $10,976,000 and $3,532,000 as of December 31, 2008 and 2007, respectively.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.	Commitments and Contingencies

Financial instruments with off-balance sheet risk: The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2008 and 2007 is as follows:

	2008	2007
(in thousands)
Commitments to extend credit	$168,047	$111,233
Standby letters of credit	5,303	1,920
	$173,350	$113,153

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.	Commitments and Contingencies (Continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank hold collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2008, 2007 and 2006, no amounts have been recorded as liabilities for the Banks’ potential obligations under these guarantees.

Contingencies: In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

Concentrations of credit risk: Substantially all of the Banks’ loans, commitments to extend credit and standby letters of credit have been granted to customers in the Banks’ market areas. Although the loan portfolio of the Banks’ are diversified, approximately 68% of the loans are real estate loans and approximately 9% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. Investment securities of Iowa political subdivisions totaled $104,051,000 as of December 31, 2008. No individual municipality exceeded $5,000,000.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following is an analysis of the changes in the loansand loan commitments to related parties:

	Year Ended December 31,
	2008	2007
(in thousands)

Balance, beginning	$6,852	$5,555
Acquired bank	19,214	-
Advances	7,026	1,357
Collections	(637)	(60)
Balance, ending	$32,455	$6,852

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.	Estimated Fair Value of Financial Instruments and Fair Value Measurements

Effective January 1, 2008, the Company partially adopted the provisions of SFAS No. 157, Fair Value Measurements for assets and liabilities measured and reported at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis. For the Company, this deferral applies to other real estate owned and intangible assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.         Estimated Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

Securities Available for Sale – Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at December 31, 2008 Using
(in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$272,380	$1,958	$266,870	$3,552

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.	Estimated Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Securities
(in thousands)	Available for Sale
Beginning balance, January 1, 2008	$9,746
Total losses:
Included in earnings	6,194
Ending balance, December 31, 2008	$3,552

Assets and liabilities recorded at fair value on a nonrecurring basis: A description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Impaired Loans – From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values dues to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Because many of these inputs are unobservable the valuations are classified as level 3.

Federal Home Loan Bank Stock – Federal Home Loan Bank Stock carried in other assets represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as level 3 based on the undeliverable nature related to credit risk.

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Collateral Dependant Impaired Loans	$4,665	$-	$-	$4,665
Federal Home Loan Bank Stock	$9,075	-	-	$9,075

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.	Estimated Fair Value of Financial Instruments and Fair Value Measurements (Continued)

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, are not necessarily indicative of the amounts that the Company could realize in a current market exchange. SFAS No. 107 excludes all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The Banks determine estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with variable interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used at December 31, 2008 and 2007 were as follows:

o
Cash and due from banks, noninterest-bearing demand deposits, federal funds sold and purchased, securities sold under repurchase agreements and accrued interest are instruments with carrying values that approximate market value.

o	Loans held for sale have an estimated fair value based on quoted market prices of similar loans sold on the secondary market.

o	Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

o
Fixed rate financial instruments with stated final maturities have been valued using present value discounted cash flows with a discount rate approximating current market for similar assets and liabilities.

o	Variable rate financial instruments with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.	Estimated Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The carrying or face amount and estimated fair value of financial instruments were as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

(in thousands)
Financial assets:
Cash and cash equivalents	$32,926	$32,926	$16,378	$16,378
Investment securities	280,505	280,505	232,220	232,226
Federal funds sold	-	-	17,842	17,842
Loans held for sale	5,279	5,279	2,709	2,709
Loans, net	1,003,837	1,006,905	396,088	395,764
Loan pool participations	92,932	92,932	-	-
Accrued interest receivable	11,736	11,736	4,639	4,639

Financial liabilities:
Deposits	$1,128,189	$1,130,628	$526,615	$527,123
Federal funds purchased and
securities sold under agreements
to repurchase	57,299	57,359	45,997	45,997
Federal Home Loan Bank borrowings	158,782	163,224	47,000	47,442
Long-term debt	15,640	16,481	-	-
Accrued interest payable	2,770	2,770	1,734	1,734

Note 18.	Common Stock Split

On July 11, 2006, the Company’s Board of Directors declared a three-for-one stock split to be effected in the form of a stock dividend. Accordingly, an additional 3,454,066 shares of common stock were issued and distributed on August 18, 2006 to shareholders of record on August 8, 2006. All stock options have been retroactively restated for the stock split in accordance with the terms of the plan.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.	Parent Company Only Financial Information

Following is condensed financial information of MidWestOne Financial Group, Inc as of December 31, 2008 and ISB Financial Corp. as of December 31, 2007 (parent company only):

	2008	2007
(in thousands)
Balance Sheets
As of December 31:
Assets
Cash	$8,798	$12,626
Equipment	168	26
Investment in subsidiaries	130,267	61,255
Marketable equity securities, available for sale	2,422	2,628
Buildings & Improvements	380	-
Income tax receivable	1,330	-
Deferred income taxes	315	-
Other assets	3,788	869
Total assets	$147,468	$77,404

Liabilities and Shareholders' Equity
Liabilities
Long-term debt	$15,640	$-
Other liabilities	1,486	12
Total liabilities	17,126	12
Shareholders' equity:
Capital stock, common	8,690	5,165
Additional paid-in capital	80,757	100
Treasury stock	(1,215)	-
Retained earnings	43,683	72,333
Accumulated other comprehensive (loss)	(1,573)	(206)
Total shareholders' equity:	130,342	77,392
Total liabilities and shareholders' equity	$147,468	$77,404

Statements of Income (Loss)	2008	2007	2006
Year Ended December 31:
Dividends received from subsidiaries	$4,900	$5,250	$5,175
Interest income and dividends on marketable equity securities	397	649	468
Investment securities gains (losses)	(424)	—	50

Interest on debt	(635)	—	—
Operating expenses	(1,644)	(113)	(93)
Income before income taxes and equity in
subsidiaries' undistributed income	2,594	5,786	5,600
Income tax expense (benefit)	(668)	171	138
	3,262	5,615	5,462
Equity in subsidiaries' undistributed income (loss)	(27,824)	1,033	336
Net income (loss)	$(24,562)	$6,648	$5,798

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.	Parent Company Only Financial Information (Continued)

	2008	2007	2006
(in thousands)
Statements of Cash Flows
Year ended December 31:
Cash flows from operating activities:
Net income	$(24,562)	$6,648	$5,798
Adjustments to reconcile net income to net cash provided
by operating activities:
Undistributed (earnings) loss of subsidiaries	27,824	(1,033)	(336)
Income taxes	(957)	-	-
Depreciation	124	5	5
Amortization	257	-	-
Stock option expense	21	-	-
Investments security gains	(369)	-	-
Other than temporary impairment on investment securities	567	-	(50)
(Increase) in accrued interest receivable	46	4	19
Increase in other assets	(1,171)	(6)	-
Increase (decrease) in other liabilities	(716)	(126)	7
Net cash provided by operating activities	1,064	5,492	5,443

Cash flows from investing activities:
Proceeds from sales of investment securities	922	-	224
Purchase of investment securities	(547)	(789)	(1,177)
Capitalized merger costs	-	(788)	-
Merger with MidWestOne Bank	865	-	-
Purchase of Butler Brown Insurance Agency	(993)	-	-
Purchase of building and equipment, net	-	(21)	-
Net cash provided by (used in) investing activities	247	(1,598)	(953)
Cash flows from financing activities:
Stock options exercised	72	107	83
Fractional shares paid out in merger	(3)	-	-
Repurchase of common stock	(1,253)	(529)	(1,468)
Dividends paid	(3,955)	(3,359)	(1,657)
Net cash (used in) financing activities	(5,139)	(3,781)	(3,042)
Increase (decrease) in cash	(3,828)	113	1,448
Cash Balance:
Beginning	12,626	12,513	11,065
Ending	$8,798	$12,626	$12,513

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.	Segment Reporting

Our activities are considered to be a single industry segment for financial reporting purposes.  We are engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa.  Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, loan pools and investments.

Note 21.	Subsequent Event

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital in the form of perpetual preferred stock together with a warrant to acquire shares of common stock to eligible financial institutions. This program, is known as the TARP Capital Purchase Program (the“CPP”). The Company elected to participate in the CPP and, on February 6, 2009, consummated the sale of $16 million of CPP Preferred Stock, together with a warrant to acquire 198,675 shares of Company common stock, to Treasury.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22.   Quarterly Results of Operations (unaudited)

	Quarter Ended
	December	September	June	March
	(in thousands, except per share amounts)
2008
Interest income	$19,192	19,438	20,074	11,502
Interest expense	7,844	8,489	8,702	5,387

Net interest income	11,348	10,949	11,372	6,115
Provision for loan losses	2,700	838	758	70
Noninterest income	(2,875)	3,024	3,273	2,556
Noninterest expense	40,016	10,954	9,975	5,464

Income (loss) before income taxes	(34,243)	2,181	3,912	3,137
Income tax expense (benefit)	(2,739)	477	949	862
Net income (loss)	$(31,504)	1,704	2,963	2,275

Net income (loss) per share - basic	$(3.66)	$0.20	$0.34	$0.39
Net income (loss) per share - diluted	$(3.66)	$0.20	$0.34	$0.39

2007
Interest income	$9,794	9,768	9,589	9,154
Interest expense	4,861	4,947	4,737	4,493
Net interest income	4,933	4,821	4,852	4,661
Provision for loan losses	75	125	150	150
Noninterest income	2,312	2,118	2,186	2,190
Noninterest expense	4,700	4,651	4,730	4,539
Income before income taxes	2,470	2,163	2,158	2,162
Income taxes	639	548	554	564
Net income	$1,831	1,615	1,604	1,598

Net income per share - basic	$0.36	$0.31	$0.31	$0.31
Net income per share - diluted	$0.36	$0.31	$0.31	$0.31