Form 10-K/A
period 2008-12-31
MidWestOne Financial Group, Inc.
filed 2009-03-24
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from            to

Commission File Number:  000-24630

MidWestOne Financial Group, Inc.
(Exact name of Registrant as specified in its charter)

Iowa	42-1206172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

102 South Clinton Street, Iowa City, Iowa  52240
(Address of principal executive offices, including Zip Code)

(319) 356-5800
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes  ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.☐

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the MidWestOne Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009 (the “2008 Annual Report”), is being filed solely for the purpose of filing Exhibit 23.2, which was listed on the Index to Exhibits required by Item 15 of the 2008 Annual Report but was inadvertently not filed as an exhibit to the 2008 Annual Report.  This Amendment No. 1 does not otherwise update any information as originally filed and does not otherwise reflect events occurring after the original filing date of our 2008 Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.

Dated: March 24, 2009	By:	/s/ Charles N. Funk
Charles N. Funk
President and Chief Executive Officer

By:	/s/ Gary J. Ortale
Gary J. Ortale
Senior Vice President, Chief Risk Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated September 11, 2007, between ISB Financial Corp. and MidWestOne Financial Group, Inc.	Appendix A of the Joint Proxy Statement-Prospectus constituting part of the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on March 14, 2008	Exhibit 3.3 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

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
Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009

23.1	Consent of KPMG LLP	Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009

23.2	Consent of McGladrey & Pullen LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009