Form 10-Q
period 2009-03-31
MidWestOne Financial Group, Inc.
filed 2009-05-08
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24630

MIDWESTONE FINANCIAL GROUP, INC.

102 South Clinton Street

Iowa City, IA 52240

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number: 319-356-5800

Iowa	42-1206172
(State of Incorporation)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of May 6, 2009, there were 8,605,202 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.

Form 10-Q Quarterly Report

PART I – Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$25,677	$32,383
Interest-bearing deposits in banks	693	543
Federal funds sold	40,650	—

Cash and cash equivalents	67,020	32,926

Investment securities:
Available for sale	287,704	272,380
Held to maturity (fair value of $8,026 as of March 31, 2009 and $8,120 as of December 31, 2008)	7,944	8,125
Loans held for sale	3,004	5,279
Loans	1,004,144	1,014,814
Allowance for loan losses	(12,941)	(10,977)

Net loans	991,203	1,003,837

Loan pool participations, net	95,280	92,932
Premises and equipment, net	29,669	28,748
Accrued interest receivable	10,463	11,736
Other intangible assets, net	13,112	13,424
Bank-owned life insurance	17,565	17,340
Other real estate owned	1,172	996
Deferred income taxes	5,203	5,595
Other assets	11,781	15,644

Total assets	$1,541,120	$1,508,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$118,847	$123,558
Interest-bearing checking	392,976	389,227
Savings	58,258	59,133
Certificates of deposit under $100,000	415,002	402,950
Certificates of deposit $100,000 and over	165,140	153,321

Total deposits	1,150,223	1,128,189
Federal funds purchased	—	13,050
Securities sold under agreements to repurchase	54,576	44,249
Federal Home Loan Bank borrowings	159,000	158,782
Deferred compensation liability	1,587	1,586
Long-term debt	15,627	15,640
Accrued interest payable	2,831	2,770
Other liabilities	10,368	14,354

Total liabilities	1,394,212	1,378,620

Shareholders’ equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000 shares; issued 16,000 shares as of March 31, 2009; no shares authorized or issued at December 31, 2008	$15,651	$—
Common stock, $1 par value; authorized 15,000,000 shares at March 31, 2009 and 10,000,00 shares at December 31, 2008; issued 8,690,398 shares at March 31, 2009 and 8,690,398 at December 31, 2008; outstanding 8,603,055 shares at March 31, 2009 and 8,603,055 at December 31, 2008	8,690	8,690
Additional paid-in capital	81,140	80,757
Treasury stock at cost, 87,343 shares as of March 31, 2009 and December 31, 2008	(1,215)	(1,215)
Retained earnings	43,547	43,683
Accumulated other comprehensive income (loss)	(905)	(1,573)

Total shareholders’ equity	146,908	130,342

Total liabilities and shareholders’ equity	$1,541,120	$1,508,962

See accompanying notes to consolidated financial statements.

PART I – Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2009	2008
Interest income:
Interest and fees on loans	$14,911	$8,547
Interest and discount on loan pool participations	1,015	121
Interest on bank deposits	—	1
Interest on federal funds sold	9	80
Interest on investment securities:
Taxable	1,975	1,982
Tax-exempt	970	771

Total interest income	18,880	11,502

Interest expense:
Interest on deposits:
Interest-bearing checking	1,137	476
Savings	62	333
Certificates of deposit under $100,000	3,179	2,358
Certificates of deposit $100,000 and over	1,309	1,014

Total interest expense on deposits	5,687	4,181
Interest on federal funds purchased	10	17
Interest on securities sold under agreements to repurchase	124	335
Interest on Federal Home Loan Bank advances	916	782
Interest on notes payable	3	32
Interest on long-term debt	186	40

Total interest expense	6,926	5,387

Net interest income	11,954	6,115
Provision for loan losses	2,350	70

Net interest income after provision for loan losses	9,604	6,045

Noninterest income:
Trust and investment fees	1,107	1,023
Service charges and fees on deposit accounts	911	645
Mortgage origination and loan servicing fees	771	249
Other service charges, commissions and fees	525	418
Bank-owned life insurance income	224	83
Gain on sale of available for sale securities	—	138

Total noninterest income	3,538	2,556

Noninterest expense:
Salaries and employee benefits	5,753	3,155
Net occupancy and equipment expense	1,707	933
Professional fees	1,082	123
Data processing expense	516	283
FDIC Insurance expense	898	21
Other operating expense	1,682	901
Other intangible asset amortization	285	48

Total noninterest expense	11,923	5,464

Income before income tax expense	1,219	3,137
Income tax expense	43	862

Net income	$1,176	$2,275

Share and Per share information:
Ending number of shares	8,603,055	8,686,161
Average number of shares	8,603,055	5,822,863
Diluted average number of shares	8,603,548	5,829,168
Earnings per common share—basic	$0.12	$0.39
Earnings per common share—diluted	0.12	0.39
Dividends paid per share	0.15	—

See accompanying notes to consolidated financial statements.

PART I – Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2007	$—	$5,165	$100	$—	$72,333	$(206)	$77,392

Comprehensive income:
Net income	—	—	—	—	2,275	—	2,275
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	2,635	2,635
Reclassification for realized losses on securities available for sale, net of tax	—	—	—	—	—	(988)	(988)

Total comprehensive income	—	—	—	—	2,275	1,647	3,922

Stock options exercised (1,065 shares)	—	1	12	—	—	—	13
Shares issued in merger (3,519,788 shares)	—	3,520	78,443	—	—	—	81,963
Cumulative effect adjustment for postretirement split dollar life insurance benefits	—	—	—	—	(133)	—	(133)

Balance at March 31, 2008	$—	$8,686	$78,555	$—	$74,475	$1,441	$163,157

Balance at December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342

Comprehensive income:
Net income	—	—	—	—	1,176	—	1,176
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	668	668

Total comprehensive income	—	—	—	—	1,176	668	1,844

Dividends paid ($.15 per share)	—	—	—	—	(1,312)	—	(1,312)
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common warrants issued	—	—	358	—	—	—	358
Preferred stock discount accretion	9	—	—	—	—	—	9
Stock compensation	—	—	25	—	—	—	25

Balance at March 31, 2009	$15,651	$8,690	$81,140	$(1,215)	$43,547	$(905)	$146,908

See accompanying notes to consolidated financial statements.

PART I – Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,176	$2,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	381
Provision for loan losses	2,350	70
Deferred income taxes	(63)	—
Gain on sale of available for sale investment securities	—	(138)
Amortization of investment securities and loan premiums	91	103
Accretion of investment securities and loan discounts	(365)	(69)
Stock-based compensation	25	—
Decrease in loans held for sale	2,275	—
Decrease in accrued interest receivable	1,273	186
Decrease in other assets	3,786	2,767
(Decrease) increase in accrued interest payable	61	(430)
Decrease in other liabilities	(3,986)	(120)

Net cash provided by operating activities	6,902	5,025

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	—	246
Proceeds from maturities	15,977	10,441
Purchases	(29,737)	(6,188)
Investment securities held to maturity:
Proceeds from maturities	—	1
Net decrease (increase) in loans	10,026	(21,398)
Net (increase) decrease in loan pool participations	(2,348)	1,037
Purchases of premises and equipment	(1,569)	(1,041)
Proceeds from sale of other real estate owned	82	—
Activity in bank-owned life insurance:
Purchases	—	(3,500)
Increase in cash value	(225)	—
Net cash acquired in merger	—	20,351

Net cash used in investing activities	(7,794)	(51)

Cash flows from financing activities:
Net increase in deposits	22,034	2,768
Net decrease in federal funds purchased	(13,050)	(6,000)
Net increase in securities sold under agreements to repurchase	10,327	9,982
Proceeds from Federal Home Loan Bank advances	6,000	24,000
Repayment of Federal Home Loan Bank advances	(5,000)	(6,500)
Net decrease in notes payable	—	(1,334)
Payments on long-term debt	(13)	—
Dividends paid	(1,312)	—
Proceeds from exercise of stock options	—	13
Issuance of preferred stock and warrants	16,000

Net cash provided by financing activities	34,986	22,929

Net increase in cash and cash equivalents	34,094	27,903
Cash and cash equivalents at beginning of period	32,926	34,220

Cash and cash equivalents at end of period	$67,020	$62,123

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,199	$5,816

Income taxes	$(417)	$—

Supplemental schedule of non-cash activities:
Other real estate owned	$258	$1,452
Fair value of liabilities assumed	—	720,318
Fair value of assets acquired, including goodwill	—	805,562

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

Prior to the merger, ISB Financial Corp’s wholly-owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank. Subsequent to the merger, the Company added MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. as wholly-owned subsidiaries. On August 9, 2008, the three bank subsidiaries were merged with the resulting bank known as MidWestOne Bank headquartered in Iowa City, IA. On December 31, 2008, MidWestOne Investment Services, Inc., was merged into MidWestOne Bank.

The results of operations for the three-month period ended March 31, 2008 include the Company’s operations for such three-month period as well as the operations of the Former MidWestOne for the period beginning March 15, 2008 through March 31, 2008. The results of operations for the three-month period ended March 31, 2009, however, include the operations of the combined Company for the entire period. The Company’s consolidated balance sheet as of December 31, 2008 includes information for both the Company and the Former MidWestOne as a consolidated entity.

2.	Basis of Presentation

The accompanying consolidated statements of operations for the three months ended March 31, 2009 include the accounts and transactions of the Company and its wholly-owned subsidiaries MidWestOne Bank and MidWestOne Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009, or for any other period.

3.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes

Federal income tax expense for the three months ended March 31, 2009 and 2008 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. There were no unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of March 31, 2009.

5.	Stockholders’ Equity and Earnings per Common Share

Preferred Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock.

On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a ten-year warrant to acquire 198,675 shares of common stock to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16,000,000. The senior preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16,000,000 in the aggregate. Dividends are payable quarterly at the rate of five percent per annum until the fifth anniversary date of the issuance and at a rate of nine percent per annum thereafter. The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months. The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, with the first dividend payment being May 15, 2009.

The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the Treasury will have the right to elect two directors to the Company’s Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods.

Effective February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) eliminated the restrictions on a CPP participant’s ability to repay the Treasury’s investment until the third anniversary of the date of the Treasury’s investment. Prior to ARRA, CPP participants were prohibited from redeeming the Treasury’s senior preferred stock except with the proceeds of an offering of qualifying Tier 1 capital. ARRA now allows CPP participants, such as the Company, the option to repay the Treasury’s investment under the CPP at any time without regard to whether the Company has raised new capital, subject to consultation with the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). If the Company were to repay the Treasury’s investment, it would be permitted to redeem the warrant issued to Treasury for fair market value.

The CPP requires that the Company be subject to specified standards for executive compensation and corporate governance as long as any obligation arising from financial assistance provided under the statute remains outstanding. The Congress and Treasury may create additional provisions that could become retroactively applicable to the preferred stock.

Common Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

Common Stock Warrants: In connection with the CPP described above, a warrant exercisable for 198,675 shares of Company common stock was issued to the Treasury. The warrant entitles the Treasury to purchase 198,675 shares of common stock at $12.08 per share at any time on or before February 6, 2019. If the Company issues common stock, or another security that qualifies as Tier 1 capital, for aggregate gross proceeds of at least $16,000,000 prior to December 31, 2009, the number of common shares underlying the warrant will be reduced to 99,338 shares. As noted above, under ARRA, if the Company repays the Treasury’s investment in full, the Company would be permitted to redeem the warrant issued to Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the Treasury.

As holder of the common stock warrant, the Treasury is not entitled to vote, to receive dividends, or to exercise any other rights of common shareholders for any purpose until such warrants have been duly exercised. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise. The Company intends to file and maintain at all times during the period the preferred stock is outstanding and during the period the warrant is exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrant for the benefit of the warrant holder.

Earnings per Common Share: Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2009 and 2008 was 8,603,055 and 5,822,863, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,603,548 and 5,829,168 for the three months ended March 31, 2009 and 2008, respectively. The following table presents the computation of earnings per common share for the respective periods:

Earnings per Share Information

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2009	2008
Weighted average number of shares outstanding during the period	8,603,055	5,822,863

Weighted average number of shares outstanding during the period including all dilutive potential shares	8,603,548	5,829,169

Net Income	$1,176	$2,275
Preferred stock dividend accrued and discount accretion	(122)	—

Net income available to common stockholders	$1,054	$2,275

Earnings per share—basic	$0.12	$0.39

Earnings per share—diluted	$0.12	$0.39

6.	Split-Dollar Life Insurance

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities. These include foreclosed real estate, long-lived assets, goodwill and other intangibles; which are recorded at fair value only upon impairment. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

At March 31, 2009 the trading market for six of the Company’s investment securities was determined to be “not active” based on the existence of no reported trades for the bonds. Accordingly, the Company engaged an external entity to develop a model for pricing these securities based on the present value of expected cash flows of the instruments at an appropriate risk-adjusted discount rate. In developing the appropriate risk-adjusted discount rate, the Company used a corporate bond index with comparable maturities to these securities. Additionally, the Company reviews other information such as historical and current performance of the bonds, performances of underlying collateral, if any, deferral or default rates, if any, cash flow projections, liquidity and credit premiums required by market participants, financial trend analysis with respect to the individual issuing entities and other factors in determining the appropriate risk-adjusted discount rate and expected cash flows. Due to current market conditions, the estimated fair value of this investment security is highly sensitive to assumption changes and market volatility.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2009 Using
(in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$287,704	$1,456	$282,718	$3,530

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

(in thousands)	Securities Available For Sale
Beginning balance, January 1, 2009	$3,552

Total losses:
Included in earnings	—
Unrealized in earnings	22

Ending balance, March 31, 2009	$3,530

Valuation methods for instruments measured at fair value on a nonrecurring basis.

Federal Home Loan Bank Stock. Federal Home Loan Bank Stock carried in other assets represents our carrying value which is approximately equal to fair value. Fair value measurements for these securities are classified as Level 3 based on the undeliverable nature related to credit risk.

Collateral Dependent Impaired Loans. While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by the Company staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of the inputs are not observable, the measurements are classified as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a non recurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Federal Home Loan Bank Stock	$—	$—	$9,223	$9,223
Collateral Dependent Impaired Loans	$—	$—	$5,784	$5,784

8.	Effect of New Financial Accounting Standards

In December 2007, the FASB issued Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141R”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under SFAS No. 141R, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS No. 141R and SFAS No. 160 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted these statements on January 1, 2009, and the adoption did not have an impact on its financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009, and the adoption did not have a material impact on its financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP is an amendment of SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This FSP is effective for the Company beginning January 1, 2009. The Company adopted this guidance effective January 1, 2009, and the adoption did not have an impact on its financial condition or results of operations.

In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this guidance effective March 31, 2009, and the adoption did not have an impact on its financial condition or results of operations.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP

FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s financial condition or results of operation.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s financial condition or results of operation.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s financial condition or results of operation.

9.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates that are particularly sensitive to change are the allowance for loan losses and the fair value of available for sale securities.

PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

On March 14, 2008, the Company (which was at such time named ISB Financial Corp.) consummated its merger with the Former MidWestOne. The results of operations for the three-month period ended March 31, 2008 include the Company’s operations for such three-month period as well as the operations of the Former MidWestOne for the period beginning March 15, 2008 through March 31, 2008. The results of operations for the three-month period ended March 31, 2009; however, include the operations of the combined Company for the entire period. Accordingly, the comparison of the Company’s results of operations for the three-month period ended March 31, 2009 to the three-month period ended March 31, 2008 often shows significant changes, many of which are largely attributable to the merger and the resulting larger entity.

The comparison of the Company’s financial condition as of March 31, 2009 to its financial condition at December 31, 2008 is not similarly impacted by the merger because the Company’s consolidated balance sheet as of December 31, 2008 includes information for both the Company and the Former MidWestOne as a combined entity.

RESULTS OF OPERATIONS

Summary

The Company earned net income of $1.2 million for the quarter ended March 31, 2009, compared with $2.3 million for the quarter ended March 31, 2008, a decrease of 47.8%. Basic and diluted earnings per common share for the first quarter of 2009 were $0.12 versus $0.39 for the first quarter of 2008. The Company’s return on average assets for the first quarter of 2009 was 0.32% compared with a return of 1.09% for the same period in 2008. The Company’s return on average shareholders’ equity was 3.38% for the quarter ended March 31, 2009 versus 9.79% for the quarter ended March 31, 2008. The return on average tangible common equity was 3.60% for the first quarter of 2009 compared with 10.48% for the same period in 2008.

The following table presents selected financial results and measures for the first quarter of 2009 and 2008.

	Quarter Ended March 31,
($ amounts in thousands)	2009	2008
Net Income	$1,176	$2,275
Average Assets	1,504,685	842,512
Average Shareholders’ Equity	141,152	94,222
Return on Average Assets	0.32%	1.09%
Return on Average Shareholders’ Equity	3.38%	9.79%
Return on Average Tangible Common Equity	3.60%	10.48%
Total Equity to Assets (end of period)	9.53%	10.72%
Tangible Common Equity to Tangible Assets (end of period)	7.74%	7.97%

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended March 31, 2009 increased $5.8 million, or 95.5%, to $11.9 million from $6.1 million from the quarter ended March 31, 2008. Total interest income was $7.4 million greater in the first quarter of 2009 compared with the same period in 2008. Most of the increase in interest income was due to increased interest on loans, which was mainly attributable to increased volumes resulting from the merger. The increase in interest income was offset by increased interest expense on deposits and borrowed funds. Total interest expense for the first quarter of 2009 increased $1.5 million, or 28.6%, compared with the same period in 2008 due primarily to increased volumes related to the merger. The Company’s net interest margin on a tax-equivalent basis for the first quarter of 2009 increased to 3.60% compared with 3.35% in the first quarter of 2008. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 5.58% for the first quarter of 2009 from 6.10% for the first quarter of 2008. The rate on interest-bearing liabilities decreased in the first quarter of 2009 to 2.29% from 3.12% for the first quarter of 2008.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the quarters ended March 31, 2009 and 2008. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs.

	Quarter ended March 31,
	2009			2008
(in thousands)	Average Balance	Interest Income (2) / Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average earning assets:
Loans (1)	1,014,703	15,008	6.00%	510,798	8,618	6.79%
Loan pool participations	96,731	1,015	4.26%	16,674	121	2.92%
Investment securities:
Taxable	180,712	1,975	4.43%	167,291	1,982	4.77%
Tax-exempt (tax equivalent)	110,316	1,493	5.49%	83,614	1,157	5.57%

Total investment securities	291,028	3,468	4.83%	250,905	3,139	5.03%

Federal funds sold and interest-bearing balances	15,553	9	0.23%	10,602	81	3.07%

Total earning assets	1,418,015	19,500	5.58%	788,979	11,959	6.10%

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	434,879	1,199	1.12%	292,119	809	1.11%
Time certificates of deposit	562,659	4,488	3.23%	276,378	3,372	4.91%

Total deposits	997,538	5,687	2.31%	568,497	4,181	2.96%

Federal funds purchased and repurchase agreements	50,978	134	1.07%	51,509	352	2.75%
Federal Home Loan Bank advances	159,321	916	2.33%	70,123	782	4.49%
Long-term debt and other	16,590	189	4.62%	3,231	72	8.96%

Total interest-bearing liabilities	1,224,427	6,926	2.29%	693,360	5,387	3.12%

Net interest income		12,574			6,572

Net interest margin (3)			3.60%			3.35%

(1)	Loan fees included in interest income are not material.
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income (computed on a tax-equivalent basis) divided by average total earning assets.

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

	Quarter ended March 31, 2009 Compared to 2008 Increase/ (Decrease) Due to
	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$8,360	$(1,970)	$6,390
Loan pool participations	575	319	894
Investment securities:
Taxable	142	(149)	(7)
Tax-exempt (tax equivalent)	357	(21)	336

Total investment securities	499	(170)	329

Federal funds sold and interest-bearing balances	37	(109)	(72)

Total income from earning assets	9,471	(1,930)	7,541

Interest expense from average interest-bearing liabilities:
Savings and interest-bearing demand deposits	385	5	390
Time certificates of deposit	3,438	(2,322)	1,116

Total deposits	3,823	(2,317)	1,506

Federal funds purchased and repurchase agreements	(7)	(211)	(218)
Federal Home Loan Bank advances	980	(846)	134
Long-term debt and other	295	(178)	117

Total expense from interest-bearing liabilities	5,091	(3,552)	1,539

Net interest income	$4,380	$1,622	$6,002

Interest income and fees on loans increased $6.4 million, or 74.5%, in the first quarter of 2009 compared to the same period in 2008. Average loans were $1.0 billion, or 98.7% higher in the first quarter of 2009 compared with 2008, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans decreased from 6.79% in the first quarter of 2008 to 6.00% in first quarter of 2009, primarily due to the overall decline in market interest rates between the periods.

Interest and discount income on loan pool participations was $1.0 million for the first quarter of 2009 compared with $121,000 for the first quarter of 2008. Such increase is due to the fact that the Company did not begin engaging in this line of business until the closing of the merger on March 14, 2008, so the first quarter of 2008 income amount reflects only a partial quarter. The Former MidWestOne had engaged in this business since 1988 and the Company continued the business following the merger. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. The Company invests in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. The Company has very minimal exposure in loan pools to consumer real estate, subprime credit or to construction and real estate development loans. Currently, the Company holds $95.3 million in loan pool participations.

Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 5.52% for the first quarter of 2009, down from 8.41% for the 2008 calendar year and 6.55% for the fourth quarter of 2008. The net yield was lower in the first quarter of 2009 than for 2008 primarily due to elevated charge-off levels in the portfolio as well as slowed collections, as borrowers saw their ability to refinance debt decline due to the tightening in the credit markets.

The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.

Interest income on investment securities on a tax-equivalent basis increased $329,000, or 10.5%, in the first quarter of 2009 compared with the first quarter of 2008 mainly due to higher volume of securities in the portfolio as a result of the merger, offset in part by a lower yield in 2009. Interest income on investment securities totaled $3.5 million in the first quarter of 2009 compared with $3.1 million for the first quarter of 2008. The average balance of investments in the first quarter of 2009 was $291.0 million compared with $250.9 million in the first quarter of 2008. The tax-equivalent yield on the Company’s investment portfolio in the first quarter of 2009 decreased to 4.83% from 5.03% in the comparable period of 2008 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.

Interest expense on deposits was $1.5 million, or 36.0%, greater in the first quarter of 2009 compared with the same period in 2008 mainly due to the increased volume of deposits following the merger. Offsetting this increase in deposits was a decrease in interest rates paid on deposits as the weighted average rate paid on interest-bearing deposits was 2.31% in the first quarter of 2009 compared with 2.96% in the first quarter of 2008. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the first quarter of 2009 were $429.0 million greater compared with the same period in 2008 as a result of the merger.

Interest expense on borrowed funds was $33,000 greater in the first quarter of 2009 compared with the same period in 2008. Interest on borrowed funds totaled $1.2 million for the first quarter of 2009. The Company’s average borrowed funds balances were greater in 2009 mainly due to the merger, which resulted in the additional interest expense. Average borrowed funds for the first quarter of 2009 were $102.0 million greater compared to the same period in 2008. The majority of the difference was created through advances by the Federal Home Loan Bank. Lower market interest rates in 2009 helped to offset the higher volume of borrowed funds, as the weighted average rate paid on borrowed funds decreased to 2.18% in the first quarter of 2009 compared with 3.86% in the first quarter of 2008.

Provision for Loan Losses

The Company recorded a provision for loan losses of $2.4 million in the first quarter of 2009 compared with a $70,000 provision in the first quarter of 2008. Net loans charged off in the first quarter of 2009 totaled $390,000 compared with net loans charged off of $393,000 in the first quarter of 2008. The increase in the provision in the first quarter of 2009 compared with the same period in 2008 reflects the higher level of nonperforming loans and general concerns with the overall economic environment. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of March 31, 2009; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains from the sale of investment securities held in the available for sale category. Total noninterest income was $982,000, or 38.4%, greater in the first quarter of 2009 compared with the same period in 2008. Most of the change between the periods is due to the merger although mortgage origination and loan servicing fees increased by $522,000, or 209.6% to $771,000 through March 31, 2009 compared with $249,000 through March 31, 2008. Many of the loans originated during the first quarter were sold in the secondary market with servicing rights retained. The largest component in this category, trust and investment fees, increased by $84,000, or 8.2%, to $1,107,000 during the quarter ended March 31, 2009 from $1,023,000 during the quarter ended March 31, 2008. This increase was primarily attributable to the merger but was mitigated somewhat by the steep decline in the Dow Jones Industrial Average, the Standard & Poors 500 Index and other market indices over the course of the last year. Noninterest income also was positively impacted in the first quarter by a general increase in deposit account fees and service charges resulting from the merger.

Noninterest Expense

Noninterest expense for the first quarter of 2009 was $11.9 million and includes all costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance expense, professional fees and data processing expense. Noninterest expense for the first quarter of 2009 increased $6.5 million over the first quarter of 2008 primarily due to the merger, which led to significant increases in all noninterest expense categories. Salaries and benefits increased from $3.2 million during the first quarter of 2008 to $5.8 million during the first quarter of 2009 and occupancy and equipment expenses increased from $933,000 during the first quarter of 2008 to $1.7 million during the first quarter of 2009. However, in addition to the proportionate increases attributable to the merger, the Company experienced a disproportionate increase in the FDIC assessment fee which increased from $21,000 for the first quarter of 2008 to $898,000 for the first quarter of 2009. Professional fees increased from $123,000 to $1.1 million due to the transition of the Company from a predominately privately-held company to an SEC-registered and Nasdaq-listed company.

Income Tax Expense

The Company incurred income tax expense of $43,000 for the first quarter ended March 31, 2009 compared with $862,000 for the same period in 2008. The effective income tax rates as a percentage of income before taxes for the three months ended March 31, 2009 and 2008 were 3.5% and 27.5%, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. The relationship of tax-exempt income to pre-tax income was higher during the three-months ended March 31, 2009, which drove the effective tax rate lower than for the same period in 2008.

FINANCIAL CONDITION

Total assets of the Company increased to $1.54 billion as of March 31, 2009 from $1.51 billion on December 31, 2008. This modest increase in assets resulted from an increase in deposits together with the receipt of a $16.0 million investment from the Treasury pursuant to the CPP, which closed on February 6, 2009. Total deposits as of March 31, 2009 were $1.15 billion compared with $1.13 billion as of December 31, 2008, an increase of $22.0 million, primarily due to increased consumer deposits as a result of continued sales efforts by our associates.

Investment Securities

Investment securities available for sale totaled $287.7 million as of March 31, 2009. This was an increase of $15.3 million from December 31, 2008. The increase in the balance was primarily due to a net increase of purchases over maturities of $13.7 million during the period. Investment securities classified as held to maturity decreased to $7.9 million as of March 31, 2009 largely as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities, mortgage-backed securities and obligations of states and political subdivisions.

As of March 31, 2009, the Company owned $3.5 million of debt securities that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. These debt securities had an original purchase cost of approximately $9.7 million and were rated investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded over the past year, these debt securities began experiencing cashflow problems, resulting in a significant decline in estimated market value and little to no pricing information available. Accordingly at December 31, 2008 the Company performed an analysis that determined that $6.2 million of the original value was other than temporarily impaired, and the resulting charge was taken in the fourth quarter of 2008. Management continues to monitor the values of these debt securities for purposes of determining other than temporary impairment in future periods given the instability in the financial markets and continues to obtain updated cash flow analysis as required.

Loans

Total loans (excluding loan pool participations) decreased slightly, by $10.7 million, to $1.0 billion as of March 31, 2009 as compared to December 31, 2008. Although total loans decreased, the Company experienced a $3.6 million, or 1.2%, increase in the commercial, financial and agricultural sector. Such increase in commercial, financial and agricultural loans was offset, however, by a $13.0 million, or 2.2% decrease, in real estate mortgage loans, which resulted from the significant refinancing activity seen during the first quarter of 2009. Additionally, construction real estate remained flat from quarter to quarter while loans to individuals decreased $1.9 million or 7.9%. As of March 31, 2009 the Company’s bank loan (excluding loan pool participations) to deposit ratio was 87.3% compared with a year-end 2008 bank loan to deposit ratio of 89.9%. Management anticipates that the loan to deposit ratio will be reduced in future periods. As of March 31, 2009, loans secured by commercial real estate comprised the largest category in the portfolio at approximately 43% of total loans. Residential real estate loans were the next largest category at 27%. Commercial loans made up approximately 19% of the total loan portfolio and agricultural loans were approximately 8% of the total loan portfolio, with the remaining 3% of the portfolio in consumer loans. All of these percentages relate to our direct loans and do not include loan pool participations. Included in commercial real estate are construction and development loans totaling approximately $89.4 million, or 9% of total loans.

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

Loan Pool Participations

As of March 31, 2009, the Company had loan pool participations, net, totaling $96.0 million, up from $93.4 million at December 31, 2008. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Former MidWestOne had engaged in this activity since 1988, and the Company continued this line of business following the merger. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represented the discounted purchase cost of the loan pool participations. The Company acquired new loan pool participations totaling $8.4 million during the first quarter of 2009. As of March 31, 2009, the categories of loans by collateral type in the loan pools were commercial real estate—61%, commercial loans—9%, agricultural and agricultural real estate – 6%, single-family residential real estate—11% and other loans—13%. The Company has minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans.

The loans in the pools provide some geographic diversification to the Company’s balance sheet. As of March 31, 2009, loans in the southeast region of the United States represented approximately 39% of the total. The northeast was the next largest area with 37%, the central region with 21%, and the southwest and northwest represented a minimal amount of the portfolio, at 2% and 1%, respectively. The highest concentration of assets is in Florida at approximately 19% of the basis total, with the next highest state level being Ohio at 13% and then Pennsylvania and New Jersey both at 7% and 6% respectively. As of March 31, 2009, approximately 60% of the loans were contractually current or less than 90 days past-due, while 40% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 40% contractually past-due includes loans in litigation and foreclosed property. As of March 31, 2009, loans in litigation totaled approximately $19.4 million, while foreclosed property was approximately $7.6 million. As of March 31, 2009, the Company’s investment basis in its loan pool participations was approximately 52.5% of the “face” amount of the underlying loans.

Other Intangible Assets

Other intangible assets decreased to $13.1 million as of March 31, 2009 from $13.4 million as of December 31, 2008 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible. The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2009.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
March 31, 2009
Other intangible assets:
Mortgage servicing rights	321	233	88
Insurance agency intangible	1,320	100	1,220
Core deposit premium	5,433	969	4,464
Trade name intangible	7,040	—	7,040
Customer list intangible	330	30	300

Total	$14,444	$1,332	$13,112

Deposits

Total deposits as of March 31, 2009 were $1.15 billion compared with $1.13 billion as of December 31, 2008, an increase of $22.0 million. Certificates of deposit were the largest category of deposits at March 31, 2009 representing approximately 50.4% of total deposits. Total certificates of deposit were $580.1 million at March 31, 2009, up $23.9 million, or 4.3%, from $556.3 million at

December 31, 2008. Included in total certificates of deposit at March 31, 2009 was $24.9 million of brokered deposits, an increase of $6.7 million, or 36.8%, from the $18.2 million at December 31, 2008. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit.

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank totaled $159.0 million as of March 31, 2009 compared with $158.8 million as of December 31, 2008. The Company utilizes Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.

Long-term Debt

Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.63 million as of March 31, 2009, down slightly from $15.64 million at December 31, 2008 due to the amortization of a purchase accounting adjustment related to the merger. These junior subordinated debentures were assumed by the Company from the Former MidWestOne in the merger. The Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at the Company’s option on the fifth anniversary of the date of issuance. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR + 1.59% on the remainder.

Nonperforming Assets

The Company’s nonperforming assets totaled $15.9 million as of March 31, 2009, down $0.3 million compared to $16.2 million at December 31, 2008. This slight decrease was due to a comparable decrease in nonperforming loans, which totaled $14.8 million (1.47% of total bank loans) as of March 31, 2009, compared to $15.2 million (1.50% of total bank loans) as of December 31, 2008. All nonperforming loan totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming loans and nonperforming assets as of March 31, 2009 compared with December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Impaired loans and leases:
Nonaccrual	$11,520	$11,785
Restructured	2,264	424

Total impaired loans and leases	13,784	12,209
Loans and leases past due 90 days and more	1,021	3,024

Total nonperforming loans	14,805	15,233
Other real estate owned	1,172	996

Total nonperforming assets	$15,977	$16,229

Interest income recognized on nonaccrual loans	11	77
Interest income earned which would have been accrued on nonaccrual loans	281	640
Interest lost on nonaccrual loans	269	77

The nonperforming loans consisted of $11.5 million in nonaccrual loans, $2.3 million in troubled debt restructures and $1.0 million in loans past due 90 days or more and still accruing. This compares with $11.8 million, $0.4 million and $3.0 million, respectively, as of December 31, 2008. While both nonperforming assets and nonperforming loans decreased from December 31, 2008 to March 31, 2009, the Company experienced a $1.9 million increase in restructured loans, which grew from $0.4 million at December 31, 2008 to $2.3 million at March 31, 2009. This increase stems from the restructuring of six customer loans, four commercial loans totaling $0.8 million, one residential real estate loan totaling $0.3 million and one commercial real estate loan totaling $0.8 million. During the same period, however, loans and leases past due 90 days or more decreased by $2.0 million from $3.0 million at December 31, 2008 to $1.0 million at March 31, 2009. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $9.7 million as of March 31, 2009 compared with $10.8 million as of December 31, 2008. Other real estate owned increased to $1.2 million as of March 31, 2009 from $996,000 as of December 31, 2008. All of the other real estate property was acquired through foreclosures. The Company is actively working to sell all properties and, as of May 8, 2009, the Company had offers from third parties to purchase two of the properties that were held as of March 31, 2009. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.

The Company’s allowance for loan losses as of March 31, 2009 was $12.9 million, which was 1.29% of total bank loans (excluding loan pools) as of that date. This compares with an allowance for loan losses of $11.0 million as of December 31, 2008, which was 1.08% of total bank loans. For the same period, the Company experienced net loan charge-offs of $390,000. Gross charge-offs for the first quarter of 2009 totaled $454,000, while recoveries of previously charged-off loans totaled $64,000 during the first quarter of 2009. As of March 31, 2009, the allowance for loan losses was 87.4% of nonperforming bank loans compared with 72.1% as of December 31, 2008. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2009, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Balance at beginning of year	$10,977	$5,466
Provision for loan losses	2,354	4,366
Recoveries on loans previously charged off	64	589
Loans charged off	(454)	(4,922)
Allowance from acquired bank	—	5,478

Balance at end of period	$12,941	$10,977

Capital Resources

Total shareholders’ equity was 9.53% of total assets as of March 31, 2009 and was 8.64% as of December 31, 2008. Tangible common equity to tangible assets was 7.74% as of March 31, 2009 and 7.97% as of December 31, 2008. The Company’s Tier 1 Capital Ratio was 10.53% of risk-weighted assets as of March 31, 2009 and was 10.24% as of December 31, 2008, compared to a 4.00% regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believed that, as of March 31, 2009, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock. On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A,to the Treasury pursuant to the CPP. The preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the Treasury will have the right to elect two directors to the Company’s Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods.

In connection with the CPP, the Company also issued to Treasury a warrant exercisable for 198,675 shares of Company common stock. The warrant entitles the Treasury to purchase 198,675 shares of common stock at $12.08 per share at any time on or before February 6, 2019. If the Company issues common stock, or another security that qualifies as Tier 1 capital, in exchange for aggregate gross proceeds of at least $16.0 million or more prior to December 31, 2009, the number of common shares underlying the warrant will be reduced to 99,338 shares. Under ARRA, if the Company repays the Treasury’s investment in full, the Company would be permitted to redeem the warrant issued to Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the Treasury.

On January 22, 2009, options for 26,000 shares were granted to certain directors and officers while 9,900 restricted stock units were also granted to certain directors and officers. No shares were issued during the first three months of 2009 as no options were exercised under previously awarded grants. On April 23, 2009, the Company’s Board of Directors, in its continued efforts to maintain the Company’s strong capital position while also maintaining its commitment to its communities through continued lending, declared a quarterly dividend for the second quarter of 2009 of $0.05 per common share, which is a reduction of $0.1025, or 67.2%, from the $0.1525 dividend per common share paid in the first quarter of 2009.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Total capital to risk weighted assets
Consolidated	$146,908	11.74%	$100,069	8.00%	N/A	N/A
MidWestOne Bank	146,784	11.84%	99,213	8.00%	$124,017	10.00%
Tier 1 capital to risk weighted assets
Consolidated	131,763	10.53%	50,035	4.00%	N/A	N/A
MidWestOne Bank	135,361	10.91%	49,607	4.00%	74,410	6.00%
Tier 1 capital to average assets
Consolidated	131,763	8.71%	60,544	4.00%	N/A	N/A
MidWestOne Bank	135,361	9.05%	59,827	4.00%	74,784	5.00%

December 31, 2008:
Total capital to risk weighted assets
Consolidated	$144,011	11.27%	$102,250	8.00%	N/A	N/A
MidWestOne Bank	127,092	10.05%	101,168	8.00%	$126,460	10.00%
Tier 1 capital to risk weighted assets
Consolidated	130,896	10.24%	51,125	4.00%	N/A	N/A
MidWestOne Bank	113,977	9.01%	50,584	4.00%	75,876	6.00%
Tier 1 capital to average assets
Consolidated	130,896	8.72%	60,044	4.00%	N/A	N/A
MidWestOne Bank	113,977	7.60%	59,988	4.00%	74,985	5.00%

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $67.0 million as of March 31, 2009, compared with $32.9 million as of December 31, 2008. Investment securities classified as available for sale, totaling $287.7 million and $272.4 million as of March 31, 2009 and December 31, 2008, respectively, could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains lines of credit with several correspondent banks, the Federal Reserve Bank discount window, and the Federal Home Loan Bank of Des Moines that would allow it to borrow federal funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2009 to meet the needs of borrowers and depositors.

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

As of March 31, 2009, the Company had $15.6 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent.

Critical Accounting Policies

The Company has identified four critical accounting policies and practices relative to the financial condition and results of operation. These four accounting policies relate to the allowance for loan losses, participation interests in loan pools, purchase accounting and fair value of available for sale investment securities.

The allowance for loan losses is based on management’s estimate. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. Management establishes an allowance for loan losses that it believes is adequate to absorb probable losses in the existing portfolio. In the event that management’s evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses.

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

In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock. At December 31, 2008, our market capitalization was $19.1 million less than our total shareholders’ equity, providing an indication that goodwill may be impaired as of such date. Thus, the Company performed an impairment analysis as a result of the significant decline in its stock price. Based on this analysis, we wrote off $27.2 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger. Such charge had no effect on the Company’s or the Bank’s cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s and the Bank’s December 31, 2008 regulatory ratios were not adversely affected by this non-cash expense and exceeded the minimum amounts required to be considered “well-capitalized.”

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of March 31, 2009, outstanding commitments to extend credit totaled approximately $187.6 million.

Commitments under standby and performance letters of credit outstanding aggregated $5.1 million as of March 31, 2009. The Company does not anticipate any losses as a result of these transactions.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In general, market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting MidWestOne as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008 and continued during the first quarter of 2009, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

Liquidity Risk

Liquidity refers to the Company’s ability to fund operations, to meet depositor withdrawals, to provide for its customers’ credit needs, and to meet maturing obligations and existing commitments. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.

Net cash inflows from operating activities were $6.9 million in the first three months of 2009, compared with $5.0 million in the first three months of 2008. Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a source of inflow for the first three months of 2009. Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflow for both periods. Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $7.8 million in the three months ended March 31, 2009, compared to net cash outflows of $51,000 a year earlier. In the first three months of 2009, securities transactions accounted for a net outflow of $13.8 million, and net principal received on loans accounted for net inflows of $10.0 million. Cash outflows for loan pool participations were $2.3 million during the first three months of 2009 compared to a $1.0 million inflow during the first three months of 2008.

Net cash provided by financing activities in the first three months of 2009 were $35.0 million. Included in this amount is the $16 million that we received from our issuance of shares of senior preferred stock and common stock warrants to the U.S. Treasury pursuant to the Capital Purchase Program. The largest cash outflow from financing activities in the first three months of 2009 consisted of $13.1 million in federal funds purchased. The largest financing cash inflow during the first three months of 2009 was the $22.0 million increase in deposits. Cash inflows from financing activities in the first three months of 2008 were $22.9 million, which included net increases in FHLB advances and repurchase agreements of $17.5 million and $10.0 million, respectively. In the same period of 2008, federal funds purchased decreased $6.0 million.

To further mitigate liquidity risk, the Company’s subsidiary bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include—volume concentration (% of liabilities), cost, volatility, and the fit with the current Asset/Liability management plan. These acceptable sources of liquidity include:

•	Fed Funds Lines

•	FHLB Advances

•	Brokered Repurchase Agreements

•	Federal Reserve Bank Discount Window

Fed Funds Lines:

Routine liquidity requirements are met by fluctuations in the subsidiary bank’s Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured fed funds purchased lines are viewed as a volatile liability and should not be used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and fed funds sold exposure to any one customer will be monitored. The current Fed Funds Purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, the subsidiary bank has unsecured Fed Fund lines totaling $30 million, which lines are tested annually to ensure availability.

FHLB Advances:

FHLB advances provide both a source of liquidity and long-term funding for the subsidiary bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the subsidiary bank. Factors that are taken into account when contemplating use of the FHLB are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB advance limit is 25% of total assets. Currently, the subsidiary bank has a $256.0 million advance limit with $159.0 million in outstanding advances, leaving $97.0 million available for liquidity needs. These advances are secured by various real estate loans (residential, commercial and agricultural).

Brokered Repurchase Agreements:

Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk of a broker will discontinue the relationship due to market factors) and should not be used as a long term funding solution, especially when used to fund long-term assets. Collateral requirements and availability should be evaluated. The current policy limit for brokered repurchase agreements is 10% of assets. There were no outstanding brokered repurchase agreements at March 31, 2009.

Federal Reserve Bank Discount Window:

The FRB Discount Window is another source of liquidity, particularly during difficult economic times. Although secured (by municipal securities) the subsidiary bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of securities pledged against the line. Currently, the subsidiary bank has pledged municipal securities with an approximate market value of $13.0 million available for liquidity purposes.

Interest Rate Risk

As part of its normal operations, the Company is subject to interest-rate risk on the assets it invests in (primarily loans and securities) and the liabilities it funds with (primarily customer deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of the Company’s financial instruments, cash flows, and net interest income. Like most financial institutions, the Company has an exposure to changes in both short-term and long-term interest rates.

Like most financial institutions, the Company’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. The Company’s asset and liability committee (ALCO) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions. The risk is monitored and managed within approved policy limits.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits, and the rates and volumes of its loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents the Company’s projected changes in net interest income for the various interest rate shock levels at March 31, 2009.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2009
Dollar change	$2,414	$1,000	$(434)	$(730)
Percent change	4.96%	2.05%	-0.89%	-1.50%

December 31, 2008
Dollar change	$847	$762	$(351)	$(864)
Percent change	1.67%	1.50%	-0.70%	-1.71%

As shown above, at March 31, 2009, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease the Company’s net interest income by approximately $730,000. The effect of a ramped 200 basis point decrease in rates would increase the Company’s net interest income by approximately $2.4 million. An increase in interest rates would cause more of the Company’s interest-bearing liabilities to reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would cause an increase in net interest income as interest-bearing liabilities would reduce more rapidly than interest-earning assets. However, in this current low rate environment, many of the interest-bearing liabilities could not be decreased by another 200 basis points, thereby causing a decrease in net interest income as earning asset yields fall. To mitigate this effect, interest rate floors have been placed on many of the loans.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions the Company could have undertaken in response to changes in interest rates.

Part I – Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the chief executive officer and the principal financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, the Company’s chief executive and principal financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements, which speak only as of the date of this document and are based on current expectations and involve a number of assumptions. These include statements as to expectations regarding the merger and any other statements regarding future results or expectations. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. The company’s ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors that could cause actual results to differ from those set forth in the forward-looking statements or that could have a material effect on the operations and future prospects of the Company, include but are not limited to: (1) changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (2) changes in the quality and composition of the Company’s loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s respective market areas; implementation of new technologies; ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines; and (3) other factors detailed from time to time in filings made by the Company with the SEC.

PART II – OTHER INFORMATION

PART II – Item 1. Legal Proceedings

The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company or its subsidiaries, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

PART II – Item 1A. Risk Factors

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States has been in a recession since December, 2007. Business activity across a wide range of industries and regions is greatly reduced, and many businesses and local governments are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008 and the first quarter of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.

As a result of this economic downturn, many lending institutions, including us, have experienced declines in the performance of their loans, including commercial loans, commercial and residential real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. There is also the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions likely would exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Interest rates and other conditions impact our results of operations.

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and leases and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan and lease terms or the mix of adjustable and fixed rate loans and leases in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 3 of Part I of this Form 10-Q. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the Iowa City and Oskaloosa markets and other markets in eastern and central Iowa.

We operate primarily in the Iowa City and Oskaloosa, Iowa, markets and their surrounding communities in eastern and central Iowa and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Iowa economy and real estate market has not suffered as badly as other areas of the United States during the recession that has prevailed since at least December 2007, they are not immune to the challenging economic conditions that are harming that United States and world economies.

We must manage our credit risk effectively.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

A significant portion of MidWestOne Bank’s loan and lease portfolio consists of commercial loans and leases, and we focus on lending to small to medium-sized businesses. The size of the loans and leases we can offer to commercial customers is less than the size of the loans and leases that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and leases and tend to make loans and leases to larger businesses. Collateral for these loans and leases generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and leases and commercial real estate loans, our MidWestOne Bank also is active in residential mortgage and consumer lending. Should the economic climate worsen, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.

Commercial, industrial and agricultural loans and leases make up a significant portion of our loan/lease portfolio.

Commercial and industrial loans/leases were $209.8 million, or approximately 21% of our total loan and lease portfolio, as of March 31, 2009. Our commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and leases and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans and leases may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a continued decline in the United States economy could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans and leases.

Our loan and lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $346.7 million, or approximately 35% of our total loan and lease portfolio, as of March 31, 2009. Of this amount, $79.7 million, or approximately 23%, is owner-occupied. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the problems that have occurred in residential real estate and mortgage markets throughout much of the United States were to spread to the commercial real estate market, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital. We generally have not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Our allowance for loan and lease losses may prove to be insufficient to absorb potential losses in our loan and lease portfolio.

We established our allowance for loan and lease losses in consultation with the credit officers of MidWestOne Bank and maintain it at a level considered adequate by management to absorb loan and lease losses that are inherent in the portfolio. The amount of future loan and lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At March 31, 2009, our allowance for loan and lease losses as a percentage of total gross loans and leases was 1.29% and as a percentage of total nonperforming loans and leases was approximately 87.4%. Although management believes that the allowance for loan and lease losses is adequate to absorb losses on any existing loans and leases that may become uncollectible, we cannot predict loan and lease losses with certainty, and we cannot assure you that our allowance for loan and lease losses will prove sufficient to cover actual loan and lease losses in the future. Loan and lease losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

We have investments in pools of performing and nonperforming loans that comprise a material component of our assets and generate substantial interest income with yields that may fluctuate considerably resulting in inconsistent profitability from period to period.

As of March 31, 2009, approximately 7% of our earning assets were invested in loan pools, and approximately 5% of our gross total revenue was derived from the loan pools. These loan pools represent a mixture of performing, sub-performing and nonperforming loans. As of March 31, 2009, our loan pool investment of $96.0 million consisted of loans secured by commercial real estate (61%), commercial operating (9%), single-family residential real estate (11%), agriculture and agricultural real estate (6%) and other loans (13%). The loan pool investment is a “non-traditional” activity that has historically provided us and our predecessor entities with a higher return than typical loans and investment securities. However, in the recent economic downturn, we have experienced a decline in the returns on our loan pools below historical levels. The return on investment in loan pools and the effect on profitability can be unpredictable due to fluctuations in the balance of loan pools and collections from borrowers by the loan pool servicer. Loan pool balances are affected by the ability to purchase additional loan pools to maintain the level of investment and by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Purchases of new loan pools are subject to many factors that are outside our control, including: availability, competition, credit and performance quality of assets offered for sale, asset size and type, and the economic and interest rate environment. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower’s financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, could affect our return on loan pool investments.

Although we do not seek to purchase consumer or consumer real estate loans characterized as sub-prime or Alt-A credits, because the purchase of these assets is on a pool basis, we have acquired some sub-prime loans as characterized by borrowers or guarantors having FICO scores below 640. Consumer-based paper makes up approximately 1% of our loan pool investment and, as of March 31, 2009, approximately 0.5% of the basis amount of our loan pool investment represented sub-prime credit. Because we do not originate the consumer-based loans that may be characterized as Alt-A, and because of the nature of the information provided to us with respect to any Alt-A loans in the loan pools, we are not able to verify the basis amount of our loan pool investment that represents Alt-A credit. Loans that are characterized as sub-prime and, to a lesser extent, Alt-A carry a higher risk of default by the underlying borrowers than other types of loans, which could affect the value of the overall loan pool investment.

We face intense competition in all phases of our business from banks and other financial institutions.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services. Additionally, if the regulatory trend toward reducing restrictions on the interstate operations of financial institutions continues, we will continue to experience increased competition as a result.

Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, have larger lending limits and offer a broader range of financial services than we can offer.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including Treasury, the Federal Reserve, the FDIC and the Iowa Superintendent of Banking. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.

As of March 31, 2009, we had $15.5 million of junior subordinated debentures held by a statutory business trust that we control. Interest payments on the debentures, which totaled $190,000 for the first three months of 2009, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

In addition, on February 6, 2009, we issued shares of perpetual senior preferred stock to Treasury as part of the Capital Purchase Program. The terms of the senior preferred stock restrict the payment of dividends on shares of our common stock. Without the prior consent of Treasury, we are prohibited from increasing common stock dividends beyond the $0.1525 quarterly dividend that we paid prior to closing Treasury’s investment for the first three years while Treasury holds the senior preferred stock. Further, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. Although we expect to be able to pay all required dividends on the senior preferred stock, there is no guarantee that we will be able to do so.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price stockholders paid for them.

Although our common shares are listed for quotation on The NASDAQ Global Select Market, the trading in our common shares has substantially less liquidity than many other companies listed on NASDAQ. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that the volume of trading in our common shares will increase in the future.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and the potential for cost reduction. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow our market share. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which could put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

Certain MidWestOne shareholders own a significant interest in the Company and may exercise their control in a manner detrimental to your interests.

Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 33% of the Company’s outstanding common stock and may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, this significant level of ownership by members of the founding family may contribute to the rather limited liquidity of our common stock on the NASDAQ Global Select Market.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its equity securities during the quarter covered by this report. As of March 31, 2009, the Company did not have in effect an approved share repurchase program.

As discussed above, on February 6, 2009, the Company consummated the sale of $16 million of senior preferred stock to the United States Department of the Treasury pursuant to the Capital Purchase Program. The terms of the senior preferred stock place certain restrictions on the Company’s ability to pay dividends on its common stock. First, no dividends on the Company’s common stock may be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full. Second, until the third anniversary of the date of Treasury’s investment, the Company may not increase the dividends paid on its common stock beyond its most recent quarterly dividend of $0.1525 per share without first obtaining the consent of Treasury.

Part II – Item 3. Defaults Upon Senior Securities.

None.

Part II – Item 4. Submission of Matters to a Vote of Security Holders.

On January 23, 2009, the Company held a special meeting of shareholders at which two amendments to the Company’s amended and restated articles of incorporation were approved. The first amendment to the Company’s amended and restated articles of incorporation authorized a class of 500,000 shares of “blank check” preferred stock and increased the number of authorized shares of common stock from 10 million to 15 million. The primary purpose of the changes effected by the amendment was to enable the Company to issue shares of senior preferred stock and a warrant to purchase shares of common stock to Treasury pursuant to the Capital Purchase Program. That transaction was consummated on February 6, 2009.

The results of the shareholder vote on this first amendment at the January 23, 2009 meeting was as follows: 5,631,839 votes cast for; 273,137 votes cast against; and 120,105 abstentions. In addition, there were 981,476 broker non-votes on the amendment.

The second amendment to the Company’s amended and restated articles of incorporation authorized an increase in the number of authorized shares of common stock from 10,000,000 to 15,000,000.

The results of the shareholder vote on the second amendment at the January 23, 2009 meeting was as follows: 6,547,789 votes cast for; 290,778 votes cast against; and 167,990 abstentions.

Part II – Item 5. Other Information.

None.

Part II – Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:
3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on March 14, 2008	Exhibit 3.3 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

3.2	Articles of Amendment (First Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on January 23, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on February 4, 2009 (containing the Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A)	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

3.4	Amended and Restated By-laws of MidWestOne Financial Group, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

4.2	Form of Stock Certificate representing MidWestOne Financial Group, Inc. Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

4.3	Warrant to Purchase Common Stock of MidWestOne Financial Group, Inc., dated February 6, 2009	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.1	Letter Agreement, dated February 6, 2009, between MidWestOne Financial Group, Inc. and United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and the Warrant to Purchase Common Stock pursuant to the TARP Capital Purchase Program	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.2	Form of Waiver entered into by each of the Company’s Senior Executive Officers with respect to the Company’s participation in the TARP Capital Purchase Program	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.3	Form of Omnibus Amendment to Benefit Plans and Other Executive Compensation Arrangements entered into by each of the Company’s Senior Executive Officers with respect to the Company’s participation in the TARP Capital Purchase Program	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated: May 8, 2009	By:	/s/ Charles N. Funk
Charles N. Funk
President and Chief Executive Officer

	By:	/s/ Gary J. Ortale
Gary J. Ortale
Senior Vice President, Chief Risk Officer and Interim Chief Financial Officer