Form 10-Q
period 2009-06-30
MidWestOne Financial Group, Inc.
filed 2009-08-07
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 6, 2009, there were 8,605,202 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$22,594	$32,383
Interest-bearing deposits in banks	12,194	543
Federal funds sold	9,375	—

Cash and cash equivalents	44,163	32,926

Investment securities:
Available for sale .	361,906	272,380
Held to maturity (fair value of $8,414 as of June 30, 2009 and $8,120 as of December 31, 2008)	8,347	8,125
Loans held for sale	3,733	5,279
Loans	990,653	1,014,814
Allowance for loan losses	(13,465)	(10,977)

Net loans	977,188	1,003,837

Loan pool participations, net	88,789	92,932
Premises and equipment, net	29,906	28,748
Accrued interest receivable	10,243	11,736
Other intangible assets, net	12,798	13,424
Bank-owned life insurance	17,762	17,340
Other real estate owned	1,045	996
Deferred income taxes	4,873	5,595
Other assets	12,471	15,644

Total assets	$1,573,224	$1,508,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$136,240	$123,558
Interest-bearing checking	402,951	389,227
Savings	61,403	59,133
Certificates of deposit under $100,000	421,195	402,950
Certificates of deposit $100,000 and over	174,743	153,321

Total deposits	1,196,532	1,128,189
Federal funds purchased	—	13,050
Securities sold under agreements to repurchase	36,501	44,249
Federal Home Loan Bank borrowings	150,500	158,782
Deferred compensation liabilities	3,851	1,586
Long-term debt	15,614	15,640
Accrued interest payable	2,794	2,770
Other liabilities	19,884	14,354

Total liabilities	1,425,676	1,378,620

Shareholders’ equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000 shares; issued and outstanding 16,000 shares as of June 30, 2009; no shares authorized or issued at December 31, 2008	$15,667	$—
Common stock, $1 par value; authorized 15,000,000 shares at June 30, 2009 and 10,000,000 shares at December 31, 2008; issued 8,690,398 shares at June 30, 2009 and 8,690,398 at December 31, 2008; outstanding 8,605,202 shares at June 30, 2009 and 8,603,055 at December 31, 2008	8,690	8,690
Additional paid-in capital	81,124	80,757
Treasury stock at cost, 85,196 shares as of June 30, 2009 and 87,343 shares at December 31, 2008	(1,185)	(1,215)
Retained earnings	46,921	43,683
Accumulated other comprehensive income (loss)	(3,669)	(1,573)

Total shareholders’ equity	147,548	130,342

Total liabilities and shareholders’ equity	$1,573,224	$1,508,962

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$14,785	$14,849	$29,696	$23,396
Interest and discount on loan pool participations	664	1,796	1,679	1,917
Interest on bank deposits	1	17	1	18
Interest on federal funds sold	29	148	38	228
Interest on investment securities:
Taxable Securities	2,147	2,338	4,122	3,924
Tax-Exempt Securities	1,000	926	1,970	2,093

Total interest income	18,626	20,074	37,506	31,576

Interest expense:
Interest on deposits:
Interest-bearing checking	1,235	573	2,372	1,049
Savings	63	853	125	1,186
Certificates of deposit under $100,000	3,167	3,629	6,346	5,987
Certificates of deposit $100,000 and over	1,330	1,637	2,639	2,651

Total interest expense on deposits	5,795	6,692	11,482	10,873
Interest on federal funds purchased	—	14	10	31
Interest on securities sold under agreements to repurchase	127	267	251	602
Interest on Federal Home Loan Bank advances	1,666	1,502	2,582	2,284
Interest on notes payable	33	21	36	29
Interest on long-term debt	161	206	347	246

Total interest expense	7,782	8,702	14,708	14,065

Net interest income	10,844	11,372	22,798	17,511
Provision for loan losses	1,500	758	3,850	828

Net interest income after provision for loan losses	9,344	10,614	18,948	16,683

Noninterest income:
Trust and investment fees	964	1,050	2,071	2,073
Service charges and fees on deposit accounts	990	1,199	1,901	1,844
Mortgage origination and loan servicing fees	860	381	1,631	630
Other service charges, commissions and fees	510	992	1,035	1,410
Bank-owned life insurance income	198	150	422	233
Investment securities gains (losses) net:
Impairment losses on investment securities	(614)	(567)	(614)	(567)
Less noncredit-related losses	—	—	—	—

Net impairment losses	(614)	(567)	(614)	(567)
Gain on sale of available for sale securities and fixed assets	6	68	6	206

Total noninterest income	2,914	3,273	6,452	5,829

Noninterest expense:
Salaries and employee benefits	5,847	5,924	11,600	9,103
Net occupancy and equipment expense	1,647	1,570	3,354	2,503
Professional fees	842	340	1,924	463
Data processing expense	491	709	1,007	992
FDIC Insurance expense	1,055	21	1,953	75
Other operating expense	1,158	1,411	2,840	2,327
Other intangible asset amortization	285	—	570	—

Total noninterest expense	11,325	9,975	23,248	15,463

Income before income tax expense	933	3,912	2,152	7,049
Income tax expense	150	949	193	1,811

Net income	$783	$2,963	$1,959	$5,238

Less: Preferred stock dividends and discount accretion	$216	$—	$347	$—

Net income available to common shareholders	$567	$2,963	$1,612	$5,238

Share and Per share information:
Ending number of shares outstanding	8,605,202	8,655,398	8,605,202	8,655,398
Average number of shares outstanding	8,605,202	8,680,792	8,604,134	7,251,827
Diluted average number of shares	8,621,752	8,680,792	8,620,684	7,251,827
Earnings per common share—basic	$0.07	$0.34	$0.19	$0.72
Earnings per common share—diluted	0.07	0.34	0.19	0.72
Dividends paid per common share	0.05	—	0.20	—

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Captial	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2007	$—	$5,165	$100	$—	$72,333	$(206)	$77,392

Comprehensive income:
Net income	—	—	—	—	5,238	—	5,238
Unrealized gains arising during the period on securities available for sale	—	—	—	—	—	(2,469)	(2,469)
Reclassification for realized losses on securities available for sale, net of tax	—	—	—	—	—	(66)	(66)

Total comprehensive income	—	—	—	—	5,238	(2,535)	2,703

Dividends paid ($0.15 per share)					(1,324)		(1,324)
Stock options exercised (5,302 shares)	—	5	41	—	—	—	46
Treasury stock purchased (35,000 shares)				(525)			(525)
Shares issued in merger (3,519,788 shares)	—	3,520	78,245	—	—	—	81,765
Cumulative effect adjustment for postretirement split dollar life insurance benefits	—	—	—	—	(133)	—	(133)

Balance at June 30, 2008	$—	$8,690	$78,386	$(525)	$76,114	$(2,741)	$159,924

Balance at December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342

Cumulative effect of FSP FAS 115-2, net of tax	—	—	—	—	3,266	(3,266)	—

Comprehensive income:
Net income	—	—	—	—	1,959	—	1,959
Unrealized losses arising during the period on securities available for sale	—	—	—	—	—	1,170	1,170

Total comprehensive income	—	—	—	—	5,225	(2,096)	3,129

Dividends paid on common stock ($.20 per share)	—	—	—	—	(1,742)	—	(1,742)
Dividends paid on preferred stock					(220)		(220)
Release/lapse of restriction on 2,147 RSUs			(30)	30			—
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common warrants issued	—	—	358	—	—	—	358
Preferred stock discount accretion	25	—	—	—	(25)	—	—
Stock compensation	—	—	39	—	—	—	39

Balance at June 30, 2009	$15,667	$8,690	$81,124	$(1,185)	$46,921	$(3,669)	$147,548

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,959	$5,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,159	988
Provision for loan losses	3,850	828
Deferred income taxes	722	(399)
Gain on sale of available for sale investment securities	—	(206)
Impairment losses on investment securities	614	567
Gain (loss) sale of premises and equipment	1	(5)
Loss sale of other real estate owned	(10)	—
Amortization of investment securities and loan premiums	198	350
Accretion of investment securities and loan discounts	(118)	(141)
Stock-based compensation	39	—
Decrease in loans held for sale	1,546	—
Decrease in accrued interest receivable	1,493	695
Decrease (increase) in other assets	3,173	(1,283)
(Decrease) increase in accrued interest payable	24	(1,046)
(Decrease) increase in other liabilities	(3,901)	(391)

Net cash provided by operating activities	10,749	5,195

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	—	9,889
Proceeds from maturities	44,800	37,384
Purchases	(122,154)	(31,060)
Investment securities held to maturity:
Proceeds from maturities	700	1,965
Purchases	(950)	—
Net decrease (increase) in loans	22,440	(44,747)
Net decrease in loan pool participations	4,143	1,768
Purchases of premises and equipment	(2,461)	(1,560)
Proceeds from sale of premises and equipment	15	—
Proceeds from sale of other real estate owned	320	1,388
Activity in bank-owned life insurance:
Purchases	—	43
Increase in cash value	(422)	(325)
Acquisition of net assets in merger	—	17,997

Net cash used in investing activities	(53,569)	(7,258)

Cash flows from financing activities:
Net increase in deposits	68,343	22,317
Net decrease (increase) in federal funds purchased	(13,050)	10,615
Net increase in securities sold under agreements to repurchase	(7,748)	(1,850)
Proceeds from Federal Home Loan Bank advances	10,000	34,000
Repayment of Federal Home Loan Bank advances	(17,500)	(17,277)
Net decrease in notes payable	—	(1,735)
Payments on long-term debt	(26)	—
Dividends paid	(1,962)	(1,324)
Proceeds from exercise of stock options	—	46
Repurchase of common stock	—	(525)
Issuance of preferred stock and warrants	16,000	—

Net cash provided by financing activities	54,057	44,267

Net increase (decrease) in cash and cash equivalents	11,237	42,204
Cash and cash equivalents at beginning of period	32,926	34,220

Cash and cash equivalents at end of period	$44,163	$76,424

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,502	$14,967

Income taxes	$(46)	$2,581

Other real estate owned	$367	$1,452

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Introductory Note

On March 14, 2008, the former MidWestOne Financial Group, Inc. (“Former MidWestOne”) merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger dated as of September 11, 2007. As a result of the merger, Former MidWestOne ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.” The surviving organization is referred to in this document as the “Company.”

Prior to the merger, ISB Financial Corp’s wholly-owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank. Subsequent to the merger, the Company added MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. as wholly-owned subsidiaries. On August 9, 2008, the three bank subsidiaries were merged with the resulting bank known as MidWestOne Bank headquartered in Iowa City, IA. On December 31, 2008, MidWestOne Investment Services, Inc. was merged into MidWestOne Bank.

The results of operations for the three-month and six-month periods ended June 30, 2008 include the Company’s operations for such three-month and six-month periods as well as the operations of Former MidWestOne for the period beginning March 15, 2008 through June 30, 2008. The results of operations for the three-month and six-month periods ended June 30, 2009, however, include the operations of the combined Company for the entire period. The Company’s consolidated balance sheet as of December 31, 2008 includes information for both the Company and Former MidWestOne as a consolidated entity.

2.	Basis of Presentation

The accompanying consolidated statements of operations for the three months and six months ended June 30, 2009 include the accounts and transactions of the Company and its wholly-owned subsidiaries MidWestOne Bank and MidWestOne Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for the three months and six months ended June 30, 2009 and 2008.

The results for the three months and six months ended June 30, 2009 may not be indicative of results for the year ending December 31, 2009, or for any other period.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

3.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes

Federal income tax expense for the three months and six months ended June 30, 2009 and 2008 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.

5.	Stockholders’ Equity and Earnings per Common Share

Preferred Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock.

On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a ten-year warrant to acquire 198,675 shares of common stock to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16,000,000. The senior preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16,000,000 in the aggregate. Dividends are payable quarterly at the rate of five percent per annum until the fifth anniversary date of the issuance and at a rate of nine percent per annum thereafter. The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months. The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year, with the first dividend payment of $220,000 being made on May 15, 2009.

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

The CPP requires that the Company be subject to specified standards for executive compensation and corporate governance as long as any obligation arising from financial assistance provided under the statute remains outstanding. The U.S. Congress and the Treasury may create additional provisions that could become retroactively applicable to the senior preferred stock.

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

As holder of the common stock warrant, the Treasury is not entitled to vote, to receive dividends, or to exercise any other rights of common shareholders for any purpose until such warrants have been duly exercised. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise. The Company intends to file and maintain at all times during the period the senior preferred stock is outstanding and during the period the warrant is exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrant for the benefit of the warrant holder.

Earnings per Common Share: Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended June 30, 2009 and 2008 was 8,605,202 and 8,680,792 respectively. The weighted average number of shares outstanding for the six months ended June 30, 2009 and 2008 was 8,604,134 and 7,251,827 respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,621,752 and 8,680,792 for the three months ended June 30, 2009 and 2008, respectively, and 8,620,684 and 7,251,827 for the six months ended June 30, 2009 and 2008, respectively. The following table presents the computation of earnings per common share for the respective periods:

Earnings per Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Weighted average number of shares outstanding during the period	8,605,202	8,680,792	8,604,134	7,251,827

Weighted average number of shares outstanding during the period including all dilutive potential shares	8,621,752	8,680,792	8,620,684	7,251,827

Net Income	$783	$2,963	$1,959	$5,238
Preferred stock dividends and discount accretion	(216)	—	(347)	—

Net income available to common stockholders	$567	$2,963	$1,612	$5,238

Earnings per common share—basic	$0.07	$0.34	$0.19	$0.72

Earnings per common share—diluted	$0.07	$0.34	$0.19	$0.72

6.	Split-Dollar Life Insurance

The Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, on January 1, 2008. The EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between the employer and employee, and requires the employer to recognize a liability for future benefits payable to an employee under these agreements. The effects of adoption must be recognized through either a change in accounting principle through an adjustment to shareholders’ equity or through the retrospective application to all prior periods. Upon adoption, the Company recognized a liability of $133,000 by recording a cumulative effect through shareholders’ equity.

7.	Investments

A summary of investment securities available for sale is as follows:

	As of June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agencies and corporations	$98,441	$2,137	$(191)	$100,387
State and political subdivisions	143,460	917	(1,043)	143,334
Mortgage-backed securities and collateralized mortgage obligations	96,133	1,756	(241)	97,648
Corporate debt securities	18,587	720	(774)	18,533
Common stocks	2,058	185	(239)	2,004

Total	$358,679	$5,715	$(2,488)	$361,906

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government agencies and corporations	$70,447	$3,153	$—	$73,600
State and political subdivisions	114,261	827	(1,245)	113,843
Mortgage-backed securities and collateralized mortgage obligations	71,618	1,607	(148)	73,077
Corporate debt securities	12,263	6	(2,831)	9,438
Common stocks	2,656	—	(234)	2,422

Total	$271,245	$5,593	$(4,458)	$272,380

The amortized cost of corporate debt securities as of June 30, 2009 reflects a $5.2 million noncredit-related loss related to a $9.8 million par investment in a pool of trust preferred collateralized debt obligations, which were determined to be other than temporarily impaired.

A summary of investment securities held to maturity is as follows:

	As of June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Mortgage-backed securities	$85	$5	$—	$90
State and political subdivisions	8,262	62	—	8,324

Total	$8,347	$67	$—	$8,414

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Mortgage-backed securities	$96	$3	$—	$99
State and political subdivisions	8,029	1	(9)	8,021

Total	$8,125	$4	$(9)	$8,120

The summary of available-for-sale investment securities shows that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2009 and December 31, 2008. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of June 30, 2009
	Number	Less than 12 Months		12 Months or More		Total
	of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In Thousands)
U.S. Government agencies and corporations	6	$20,905	$191	$—	$—	$20,905	$191
State and political subdivisions	184	44,527	945	1,948	98	46,475	1,043
Mortgage-backed securities and collateralized mortgage obligations	7	23,333	241	—	—	23,333	241
Corporate debt securities	5	2,951	183	555	591	3,506	774
Common stocks	8	266	146	51	93	317	239

Total	210	$91,982	$1,706	$2,554	$782	$94,536	$2,488

		As of December 31, 2008
	Number	Less than 12 Months		12 Months or More		Total
	of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In Thousands)
U.S. Government agencies and corporations	—	$—	$—	$—	$—	$—	$—
State and political subdivisions	264	47,187	1,015	7,379	239	54,566	1,254
Mortgage-backed securities and collateralized mortgage obligations	19	14,983	148	—	—	14,983	148
Corporate debt securities	14	6,653	2,509	730	322	7,383	2,831
Common stocks	12	2,422	234	—	—	2,422	234

Total	309	$71,245	$3,906	$8,109	$561	$79,354	$4,467

The Company’s assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009 the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments”. These FASB Staff Positions changed the accounting for other than temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in other-than-temporary impairment charges were recognized, of which $5.2 million related to noncredit related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $5.2 million, or $3.3 million net of tax.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses. Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired in price as of June 30, 2009 and December 31, 2008. The Company’s mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products during 2008 and 2009, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At June 30, 2009, approximately 75% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of June 30, 2009 and December 31, 2008.

At June 30, 2009, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of this date totaled $3.6 million after an other than temporary impairment (“OTTI”) charge during 2008. All of the Company’s trust preferred collateralized debt obligations are in mezzanine tranches and are rated less than investment grade by Moody’s Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded over the past year, the securities have experienced cash flow problems and a pre-tax charge to earnings of $6.2 million was recorded in the fourth quarter of 2008. The expected shortfall on these securities has been accounted for in the OTTI charge in the last quarter of 2008. The market for these securities is considered to be inactive according to the guidance issued in FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which the Company adopted as of April 1, 2009. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other than temporary impairment. The discounted cash flow analysis was performed in accordance with EITF 99-20-1. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

The Company also owns $2.0 million of equity securities in banks and financial service-related companies. During the second quarter of 2008, the Company recognized an other than temporary impairment (“OTTI”) write-down of $567,000 on these equity securities held in the available for sale investments category. This write-down was attributable to the decline in the market prices of these stocks, which were below their historical cost. An additional $614,000 impairment charge was recorded during the second quarter of 2009 as the affected equity securities were deemed impaired due to their depressed market price in relation to the Company’s original purchase price.

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that additional other than temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated statements of earnings.

A summary of the contractual maturity distribution of investment securities at June 30, 2009 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Due in one year or less	$17,565	$16,928	$1,670	$1,644
Due after one year through five years	154,253	156,920	6,278	6,357
Due after five years through ten years	64,851	65,296	314	323
Due after ten years	23,819	23,110	—	—
Mortgage-backed and collateralized mortgage obligations, and common stock	98,191	99,652	85	90

Total	$358,679	$361,906	$8,347	$8,414

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at June 30, 2009 and December 31, 2008 was $9.3 million and $9.1 million. This security is not readily marketable and is required for regulatory purposes and borrowing availability. Because there are no available market values, this security is carried at cost. Redemption of this investment is at the option of the FHLB. We have assessed the ultimate recoverability of this stock and believe that no impairment has occurred.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, excluding impairment losses for the three and six-months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Available for sale fixed maturity securities:
Gross realized gains	$—	$68	$—	$68
Gross realized losses	—	—	—	—

	—	68	—	68
Equity securities:
Gross realized gains	—	—	—	138
Gross realized losses	(614)	(567)	(614)	(567)

	(614)	(567)	(614)	(429)

	$(614)	$(499)	$(614)	$(361)

8.	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities. These include foreclosed real estate, long-lived assets and other intangibles; which are recorded at fair value only upon impairment. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Valuation methods for instruments measured at fair value on a recurring basis.

The Company’s investment securities classified as available-for-sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of six investments in collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The Company has determined that the observable market data associated with these assets do not represent orderly transactions in accordance with FSP No. FAS 157-4 and reflect forced liquidations or distressed sales. Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$361,906	$1,540	$357,005	$3,361

	Fair Value Measurement at December 31, 2008 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$272,380	$1,958	$266,870	$3,552

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

(in thousands)	Securities Available For Sale
Level 3 fair value at December 31, 2008	$3,552
Transfers into Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income	(191)

Level 3 fair value at June 30, 2009	$3,361

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments. Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down that is reflected directly in the Company’s income statement.

Valuation methods for instruments measured at fair value on a nonrecurring basis.

Stock held in the Federal Home Loan Bank of Des Moines (“FHLB”), which is held for regulatory purposes, is carried in other assets. This investment generally has restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value. Fair value measurements for this security are classified as Level 3 because of its undeliverable nature and related credit risk. The carrying value of the Company’s FHLB stock was $9.3 million at June 30, 2009.

The Company does not value its loan portfolio at fair value; however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are generally reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $5.8 million, before an allocated allowance of $1.7 million at June 30, 2009.

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below. The aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying or face amount and estimated fair value of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)		(In Thousands)
Financial assets:
Cash and cash equivalents	$44,163	$44,163	$32,926	$32,926
Investment securities	370,253	370,320	280,505	280,500
Loans held for sale	3,733	3,733	5,279	5,279
Loans, net	977,188	978,858	1,003,837	1,006,905
Loan pool participations	88,789	88,789	92,932	92,932
Accrued interest receivable	10,243	10,243	11,736	11,736
Financial liabilities:
Deposits	$1,196,532	$1,205,273	$1,128,189	$1,130,628
Federal funds purchased and securities sold under agreements to repurchase	36,501	36,501	57,299	57,359
Federal Home Loan Bank borrowings	150,500	154,582	158,782	163,224
Long-term debt	15,614	16,337	15,640	16,481
Accrued interest payable	2,794	2,794	2,770	2,770

The carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, loan pool participations, Federal funds purchased and securities sold under agreements to repurchase, and accrued interest receivable and payable. Securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models. The fair values for variable-rate and fixed-rate loans are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. The fair value of FHLB advances and long-term debt is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s off-balance sheet instruments is nominal.

9.	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$12,941	$10,023	$10,977	$5,466
Provision charged to expense	1,500	758	3,854	828
Recoveries of loans previously charged off	41	43	105	266
Loans charged off	(1,017)	(202)	(1,471)	(818)

Net (charge offs)/recoveries	$(976)	$(159)	$(1,366)	$(552)

Allowance acquired during merger	—	—	—	4,880

Balance at end of period	$13,465	$10,622	$13,465	$10,622

10.	Effect of New Financial Accounting Standards

In December 2007, the FASB issued Statement No. 141 (Revised 2007) “Business Combinations” (“FAS No. 141R”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 141R and FAS No. 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under FAS No. 141R, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FAS No. 141R and FAS No. 160 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted these statements on January 1, 2009, and the adoption did not have an impact on its financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“FAS No. 161”). FAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009, and the adoption did not have a material impact on its financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP is an amendment of FAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This FSP is effective for the Company beginning January 1, 2009. The Company adopted this guidance effective January 1, 2009, and the adoption did not have an impact on its financial condition or results of operations.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this position as of April 1, 2009 and applied the guidance to its collateralized debt obligations backed by pools of trust preferred securities.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair values of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The position expands disclosures on the fair value of financial instruments to include interim reporting periods, in addition to annual disclosures. The Company adopted this position on April 1, 2009. The adoption of this position did not have a material effect on the Company’s financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This position amends guidance for recognizing and reporting other than temporary impairments of debt securities and improves the presentation of other than temporary impairments in financial statements for both debt and equity securities. The position requires entities to separate an other than temporary impairment of a debt security into credit related losses and other factors when management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of other than temporary impairment related credit losses is recognized in earnings while the amount related to other factors is recorded in other comprehensive income. The Company adopted this position effective April 1, 2009 and applied the guidance to its other than temporary impairment analysis during the second quarter of 2009, including the collateralized debt obligations backed by pools of trust preferred securities. In accordance with the new guidance, the $5.2 million noncredit related portion of the $6.2 million other-than-temporary impairment losses recognized in 2008 earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS No. 165”). FAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. FAS No. 165 is effective for interim and annual periods ending after June 15, 2009. FAS No. 165 was effective for the Company as of June 30, 2009. The adoption of FAS 165 did not have a material impact on our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 amends FAS 140 and removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. FAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Following FAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates that will serve only to update the Codification. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not anticipated to have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

11.	Use of Estimates in the Preparation of Financial Statements

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

12.	Subsequent Events

Management evaluated subsequent events through August 7, 2009, the date the financial statements were available to be issued. Events or transactions occurring after June 30, 2009 but prior to August 7, 2009 that provided additional evidence about conditions that existed at June 30, 2009 have been recognized in the financial statements for the period ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June  30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

On March 14, 2008, the Company (which was at such time named ISB Financial Corp.) consummated its merger with the Former MidWestOne. The results of operations for the quarter ended June 30, 2008 includes the Company and its subsidiaries and the results of operations of the subsidiaries of Former MidWestOne. The results of operations for the six-month period ended June 30, 2008 include the Company’s operations for such six-month period as well as the operations of Former MidWestOne for the period beginning March 15, 2008 through June 30, 2008. The results of operations for the three and six-month periods ended June 30, 2009, however, include the operations of the combined Company for the entire period. Accordingly, the comparison of the Company’s results of operations for the six-month period ended June 30, 2009 to the six-month period ended June 30, 2008 often shows significant changes, many of which are largely attributable to the merger and the resulting larger entity.

The comparison of the Company’s financial condition as of June 30, 2009 to its financial condition at December 31, 2008 is not similarly impacted by the merger because the Company’s consolidated balance sheet as of December 31, 2008 includes information for both the Company and Former MidWestOne as a combined entity.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2009

Summary

The Company earned net income of $783,000 for the quarter ended June 30, 2009, compared with $3.0 million for the quarter ended June 30, 2008, a decrease of 73.6%. Net income for the quarters ended June 30, 2008 and June 30, 2009 was reduced by “other than temporary impairment” charges on equity securities of $567,000 and $614,000, respectively. Basic and diluted earnings per common share for the second quarter of 2009 were $0.07 versus $0.34 for the second quarter of 2008. The Company’s return on average assets for the second quarter of 2009 was 0.20% compared with a return of 0.79% for the same period in 2008. The Company’s return on average shareholders’ equity was 2.14% for the quarter ended June 30, 2009 versus 7.65% for the quarter ended June 30, 2008. The return on average tangible common equity was 1.92% for the second quarter of 2009 compared with 9.79% for the same period in 2008.

The following table presents selected financial results and measures for the second quarter of 2009 and 2008.

	Quarter Ended June 30,
($ amounts in thousands)	2009	2008
Net Income	$783	$2,963
Average Assets	1,567,387	1,500,285
Average Shareholders’ Equity	146,974	155,414
Return on Average Assets	0.20%	0.79%
Return on Average Shareholders’ Equity	2.14%	7.65%
Return on Average Tangible Common Equity	1.92%	9.79%
Total Equity to Assets (end of period)	9.38%	10.36%
Tangible Common Equity to Tangible Assets (end of period)	7.63%	8.30%

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended June 30, 2009 decreased $528,000, or 4.6%, to $10.8 million from $11.4 million for the quarter ended June 30, 2008. Total interest income was $1.4 million lower in the second quarter of 2009 compared with the same period in 2008. Most of the decrease in interest income was due to reduced interest on loans and loan pool participations. The decrease in interest income was offset by reduced interest expense on deposits and borrowed funds. Total interest expense for the second quarter of 2009 decreased $920,000, or 10.6%, compared with the same period in 2008 due primarily to lower interest rates in 2009. The Company’s net interest margin on a tax-equivalent basis for the second quarter of 2009 decreased to 3.11% compared with 3.46% in the second quarter of 2008. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 5.21% for the second quarter of 2009 from 5.96% for the second quarter of 2008. The rate on interest-bearing liabilities decreased in the second quarter of 2009 to 2.45% from 2.84% for the second quarter of 2008.

The following tables present a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the quarters ended June 30, 2009 and 2008. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs.

	Quarter ended June 30,
	2009			2008
(in thousands)	Average Balance	Interest Income (2) / Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average earning assets:
Loans (1)	$999,576	$14,881	5.97%	$967,578	$14,849	6.17%
Loan pool participations	94,548	664	2.82%	85,666	1,796	8.43%
Investment securities (tax equivalent)	329,931	3,684	4.48%	316,202	3,901	4.96%
Federal funds sold and interest-bearing balances	57,926	30	0.21%	27,113	165	2.45%

Total earning assets	$1,481,981	$19,259	5.21%	$1,396,559	$20,694	5.96%

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$467,095	$1,298	1.11%	$423,397	$1,426	1.35%
Time certificates of deposit	589,504	4,497	3.06%	581,096	5,266	3.64%

Total deposits	1,056,599	5,795	2.20%	1,004,493	6,692	2.68%

Federal funds purchased and repurchase agreements	46,556	127	1.09%	52,274	281	2.16%
Federal Home Loan Bank advances	156,543	1,666	4.27%	160,918	1,523	3.81%
Long-term debt and other	16,548	194	4.70%	15,454	206	5.36%

Total interest-bearing liabilities	$1,276,246	$7,782	2.45%	$1,233,139	$8,702	2.84%

Net interest income		$11,477			$11,992

Net interest margin (3)			3.11%			3.46%

(1)	Loan fees included in interest income are not material.
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income (computed on a tax-equivalent basis) divided by average total earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on the Company’s average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As the table below shows, the decline in net interest income was predominantly rate related.

	Quarter ended June 30, 2009 Compared to 2008 Increase/ (Decrease) Due to
	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$533	$(501)	$32
Loan pool participations	192	(1,324)	(1,132)
Investment securities (tax equivalent)	181	(398)	(217)
Federal funds sold and interest-bearing balances	169	(287)	(118)

Total income from earning assets	1,075	(2,510)	(1,435)

Interest expense from average interest-bearing liabilities:
Savings and interest-bearing demand deposits	151	(279)	(128)
Time certificates of deposit	91	(860)	(769)

Total deposits	242	(1,139)	(897)

Federal funds purchased and repurchase agreements	(30)	(124)	(154)
Federal Home Loan Bank advances	(37)	180	143
Long-term debt and other	15	(27)	(12)

Total expense from interest-bearing liabilities	190	(1,110)	(920)

Net interest income	$885	$(1,400)	$(515)

Interest income and fees on loans decreased $64,000, or 0.4%, in the second quarter of 2009 compared to the same period in 2008. Average loans were $32.0 million, or 3.3%, higher in the second quarter of 2009 compared with 2008. The increase in average loan volume was partially attributable to increased real estate lending activity. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans decreased from 6.17% in the second quarter of 2008 to 5.97% in second quarter of 2009, primarily due to the overall decline in market interest rates between the periods.

Interest and discount income on loan pool participations was $664,000 for the second quarter of 2009 compared with $1.8 million for the second quarter of 2008. Former MidWestOne had engaged in this business since 1988 and the Company continued the business following the merger. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. The Company invests in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. The Company has very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Currently, the Company holds $88.8 million in loan pool participations.

Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 4.07% for the second quarter of 2009, down from 8.41% for the 2008 calendar year. The net yield was lower in the second quarter of 2009 than for 2008 primarily due to elevated charge-off levels in the portfolio as well as slowed collections, as borrowers saw their ability to refinance debt decline due to the continued tightness in the credit markets.

The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.

Interest income on investment securities on a tax-equivalent basis decreased $217,000, or 5.6%, in the second quarter of 2009 compared with the second quarter of 2008 mainly due to a lower yield on investments in 2009. Interest income on investment securities totaled $3.7 million in the second quarter of 2009 compared with $3.9 million for the second quarter of 2008. The average balance of investments in the second quarter of 2009 was $329.9 million compared with $316.2 million in the second quarter of 2008. The tax-equivalent yield on the Company’s investment portfolio in the second quarter of 2009 decreased to 4.48% from 4.96% in the comparable period of 2008 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.

Interest expense on deposits was $897,000, or 13.4%, lower in the second quarter of 2009 compared with the same period in 2008 mainly due to the decrease in interest rates during 2009. The weighted average rate paid on interest-bearing deposits was 2.20% in the second quarter of 2009 compared with 2.68% in the second quarter of 2008. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the second quarter of 2009 were $52.1 million greater compared with the same period in 2008.

Interest expense on borrowed funds was $23,000 lower in the second quarter of 2009 compared with the same period in 2008. Interest on borrowed funds totaled $2.0 million for the second quarter of 2009. Average borrowed funds for the second quarter of 2009 were $9.0 million lower compared to the same period in 2008. The majority of the difference was due to a reduction in the level of federal funds purchased, repurchase agreements, and FHLB advances. Elimination of the purchase accounting benefit on FHLB advances related to the merger in 2008, in the first quarter of 2009, led to the increased weighted average rate on borrowed funds of 3.62% in the second quarter of 2009 compared with 3.52% in the second quarter of 2008.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.5 million in the second quarter of 2009 compared with a $758,000 provision in the second quarter of 2008. Net loans charged off in the second quarter of 2009 totaled $976,000 compared with net loans charged off of $159,000 in the second quarter of 2008. The increase in the provision in the second quarter of 2009 compared with the same period in 2008 reflects the higher level of nonperforming loans and general concerns with the overall economic environment. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2009; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains from the sale of investment securities held in the available for sale category. Total noninterest income was $359,000, or 11.0%, lower in the second quarter of 2009 compared with the same period in 2008. The largest component in this category, service charges and fees on deposit accounts, decreased by $209,000, or 17.4%, during the quarter ended June 30, 2009 from $1,199,000 during the quarter ended June 30, 2008. This decrease was largely attributable to a decrease of $185,000 in fees collected related to non-sufficient fund (NSF) checks. Likewise, the decrease of $482,000, or 48.6%, between the comparative June 30, 2009 and June 30, 2008 quarters in other service charges, commissions and fees was due primarily to lower fees collected for ATM and debit card activity. However, these decreases were partially offset by a $479,000, or 125.7%, increase in mortgage origination fees. These fees increased to $860,000 from $381,000 for the quarters ended June 30, 2009 and June 30, 2008 respectively. This increase was due to increased mortgage loan refinancing activity precipitated by low current market loan rates.

Noninterest Expense

Noninterest expense for the second quarter of 2009 was $11.3 million. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance expense, professional fees and data processing expense. Noninterest expense for the second quarter of 2009 increased $1.4 million over the second quarter of 2008 primarily due to increased FDIC assessment expense which increased from $21,000 for the second quarter of 2008 to $1.1 million for the second quarter of 2009. Professional fees increased from $340,000 to $842,000 for the three months ended June 30, 2008 and 2009, respectively, due to the transition of the Company from a privately-held company to an SEC-registered and NASDAQ listed company in connection with the merger.

Income Tax Expense

The Company incurred income tax expense of $150,000 for the quarter ended June 30, 2009 compared with $949,000 for the same period in 2008. The effective income tax rates as a percentage of income before taxes for the three months ended June 30, 2009 and 2008 were 16.1% and 24.3%, respectively.

The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. The relationship of tax-exempt income to pre-tax income was higher during the three-months ended June 30, 2009, which drove the effective tax rate lower than for the same period in 2008.

Six Months Ended June 30, 2009

Summary

The Company earned net income of $2.0 million for the six months ended June 30, 2009, compared with $5.2 million for the six months ended June 30, 2008, a decrease of 62.6%. Basic and diluted earnings per common share for the first half of 2009 were $0.19 versus $0.72 for the first half of 2008. The Company’s return on average assets for the first six months of 2009 was 0.26% compared with a return of 0.90% for the same period in 2008. The Company’s return on average shareholders’ equity was 2.74% for the six months ended June 30, 2009 versus 8.71% for the six months ended June 30, 2008. The return on average tangible common equity was 2.74% for the first half of 2009 compared with 10.62% for the same period in 2008.

The following table presents selected financial results and measures for the first six months of 2009 and 2008.

	Six months Ended June 30,
($ amounts in thousands)	2009	2008
Net Income	$1,959	$5,238
Average Assets	1,536,153	1,172,241
Average Shareholders’ Equity	144,080	121,344
Return on Average Assets	0.26%	0.90%
Return on Average Shareholders’ Equity	2.74%	8.71%
Return on Average Tangible Common Equity	2.74%	10.62%
Total Equity to Assets (end of period)	9.38%	10.36%
Tangible Common Equity to Tangible Assets (end of period)	7.63%	8.30%

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2009 increased $5.3 million, or 30.2%, to $22.8 million from $17.5 million from the six months ended June 30, 2008. Total interest income was $5.9 million greater in the first half of 2009 compared with the same period in 2008. Most of the increase in interest income was due to increased interest and fees on loans, which was mainly attributable to increased volumes resulting from the merger. The increase in interest income was partially offset by increased interest expense on deposits and borrowed funds. Total interest expense for the first six months of 2009 increased $643,000, or 4.6%, compared with the same period in 2008 due primarily to increased volumes related to the merger. The Company’s net interest margin on a tax-equivalent basis for the first half of 2009 decreased to 3.34% compared with 3.42% in the first half of 2008. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 5.39% for the first half of 2009 from 6.18% for the first half of 2008. The rate on interest-bearing liabilities increased in the first half of 2009 to 2.37% from 2.33% for the first half of 2008.

The following tables present a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the six months ended June 30, 2009 and 2008. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs.

	Six months ended June 30,
	2009			2008
(in thousands)	Average Balance	Interest Income (2) / Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average earning assets:
Loans (1)	$1,007,098	$29,889	5.98%	$719,688	$23,396	6.57%
Loan pool participations	95,634	1,679	3.54%	66,088	1,917	5.87%
Investment securities (tax equivalent)	310,587	7,152	4.64%	232,846	6,017	5.23%
Federal funds sold and interest-bearing balances	37,689	39	0.21%	15,378	246	3.23%

Total earning assets	$1,451,008	$38,759	5.39%	$1,034,000	$31,576	6.18%

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$451,076	$2,497	1.12%	$418,418	$2,235	1.08%
Time certificates of deposit	576,156	8,985	3.14%	578,541	8,638	3.02%

Total deposits	1,027,232	11,482	2.25%	996,959	10,873	2.21%

Federal funds purchased and repurchase agreements	48,755	261	1.08%	64,526	633	1.98%
Federal Home Loan Bank advances	157,924	2,582	3.30%	148,711	2,284	3.11%
Long-term debt and other	16,569	383	4.66%	9,047	275	6.15%

Total interest-bearing liabilities	$1,250,480	$14,708	2.37%	$1,219,243	$14,065	2.33%

Net interest income		$24,051			$17,511

Net interest margin (3)			3.34%			3.42%

(1)	Loan fees included in interest income are not material.
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income (computed on a tax-equivalent basis) divided by average total earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on the Company’s average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As the table below shows, the increase in net interest income was predominantly volume related.

	Six Months ended June 30, 2009 Compared to 2008 Increase/ (Decrease) Due to
	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$9,433	$(2,940)	$6,493
Loan pool participations	865	(1,103)	(238)
Investment securities (tax equivalent)	2,031	(896)	1,135
Federal funds sold and interest-bearing balances	359	(566)	(207)

Total income from earning assets	12,688	(5,505)	7,183

Interest expense from average interest-bearing liabilities:
Savings and interest-bearing demand deposits	181	81	262
Time certificates of deposit	(12)	359	347

Total deposits	169	440	609

Federal funds purchased and repurchase agreements	(153)	(219)	(372)
Federal Home Loan Bank advances	148	150	298
Long-term debt and other	230	(122)	108

Total expense from interest-bearing liabilities	394	249	643

Net interest income	$12,294	$(5,754)	$6,540

Interest income and fees on loans increased $6.3 million, or 26.9%, over the first six months of 2009, compared to the same period of 2008. Average loans were $287.4 million, or 39.9%, higher over the first six months of 2009 compared with 2008, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans over the first six months of 2009 was 5.98%, decreasing from 6.57% from the same period of 2008.

Interest and discount income on loan pool participations was $1.7 million for the first six months of 2009 compared with $1.9 million for the same period of 2008. The net yield was lower in the first half of 2009 than for 2008 primarily due to the increased average balance attributable to the merger, and elevated charge-off levels in the portfolio as well as slowed collections, as borrowers saw their ability to refinance debt decline due to the continued tightness in the credit markets.

Interest income on investment securities on a tax-equivalent basis increased $1.1 million, or 18.9%, in the first half of 2009 compared with the same period of 2008 mainly due to higher volume of securities in the portfolio as a result of the merger, offset in part by a lower yield in 2009. Interest income on investment securities totaled $7.2 million in the first six months of 2009 compared with $6.0 million for the same period of 2008. The average balance for the first six months of 2009 was $310.6 million versus $232.8 million for the same period in 2008. The tax-equivalent yield for the first six months of 2009 was 4.64%, a decrease from 5.23% in the comparable period of 2008, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.

Interest expense on deposits was $609,000, or 5.6%, greater in the first six months of 2009 compared with the same period in 2008 mainly due to the increased rate paid on deposits. The weighted average rate paid on interest-bearing deposits was 2.25% in the first half of 2009 compared with 2.21% in the first half of 2008. This increase reflects the growth in outstanding balances in a higher yielding checking account product compared to a year ago, despite generally lower rates paid on deposit accounts. Average interest-bearing deposits for the first six months of 2009 were $30.3 million greater compared with the same period in 2008 as a result of the merger.

Interest expense on borrowed funds was $34,000 greater in the six months ended June 30, 2009 compared with the same period in 2008. Interest on borrowed funds totaled $3.2 million for the first six months of 2009. Average borrowed funds for the first half of 2009 were $964,000 greater compared to the same period in 2008. The majority of the difference was due to interest paid on FHLB advances. Elimination of the purchase accounting benefit on FHLB advances related to the merger in 2008, in the first quarter of 2009, led to the weighted average rate paid on borrowed funds increasing marginally to 2.89% for the first half of 2009 compared with 2.87% in the first half of 2008.

Provision for Loan Losses

The Company recorded a provision for loan losses of $3.9 million for the first six months of 2009 compared with an $828,000 provision for the same period of 2008. Net loans charged off in the first half of 2009 totaled $1.4 million compared with net loans charged off of $552,000 in the first half of 2008. The increase in the provision in the first six months of 2009 compared with the same period in 2008 reflects the higher level of nonperforming loans and general concerns with the overall economic environment. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2009; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains from the sale of investment securities held in the available for sale category. Total noninterest income was $623,000, or 10.7%, greater in the first half of 2009 compared with the same period in 2008. Most of the change between the periods is due to the merger although mortgage origination fees increased by $1.0 million, or 158.9%, to $1.6 million through June 30, 2009 compared with $630,000 through June 30, 2008. Many of the loans originated during the first half of 2009 were sold in the secondary market with servicing rights retained. This increase was partially offset by a decrease of $375,000, or 26.6%, to $1.0 million from $1.4 million for the six months ended June 30, 2009 and June 30, 2008 respectively, in other service charges, commissions and fees. This decrease was due primarily to lower fees collected for ATM and debit card activity.

Noninterest Expense

Noninterest expense for the first half of 2009 was $23.2 million, an increase of $7.8 million over the same period for 2008, primarily due to the merger, which led to significant increases in all noninterest expense categories. Salaries and benefits increased from $9.1 million during the first six months of 2008 to $11.6 million during the first six months of 2009 while occupancy and equipment expenses increased from $2.5 million during the first half of 2008 to $3.4 million during the first half of 2009. However, in addition to the proportionate increases attributable to the merger, the Company experienced a disproportionate increase in the FDIC expected assessment fee which increased from $75,000 for the first six months of 2008 to $2.0 million for the first six months of 2009. Professional fees increased from $463,000 to $1.9 million due to the transition of the Company from a privately-held company to an SEC-registered and NASDAQ listed company in connection with the merger.

Income Tax Expense

The Company incurred income tax expense of $193,000 for the six months ended June 30, 2009 compared with $1.8 million for the same period in 2008. The effective income tax rates as a percentage of income before taxes for the six months ended June 30, 2009 and 2008 were 9.0% and 25.7%, respectively.

The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. The relationship of tax-exempt income to pre-tax income was higher during the six-months ended June 30, 2009, which resulted in a lower effective tax rate than for the same period in 2008.

FINANCIAL CONDITION

Total assets of the Company increased to $1.57 billion as of June 30, 2009 from $1.51 billion on December 31, 2008. This modest increase in assets resulted from an increase in investment securities partially offset by reductions in loan and loan pool participations. The increase was partially funded by the receipt of a $16.0 million investment from the Treasury pursuant to the CPP, which closed on February 6, 2009. Total deposits as of June 30, 2009 were $1.20 billion compared with $1.13 billion as of December 31, 2008, an increase of $68.3 million, primarily due to increased consumer deposits as a result of continued sales efforts by our associates.

Investment Securities

Investment securities available for sale totaled $361.9 million as of June 30, 2009. This was an increase of $89.5 million from December 31, 2008. The increase was primarily due to net purchases of $77.4 million during the period. Investment securities classified as held to maturity increased to $8.3 million as of June 30, 2009 as a result of security purchases. The investment portfolio consists mainly of U.S. government agency securities, mortgage-backed securities and obligations of states and political subdivisions.

As of June 30, 2009, the Company owned $3.5 million of collateralized debt obligations that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. These debt securities had an original purchase cost of approximately $9.7 million and were rated investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded over the past year, these debt securities began experiencing cashflow problems, resulting in a significant decline in estimated market value and little to no pricing information available. Accordingly at December 31, 2008 the Company performed an analysis that determined that $6.2 million of the original value was other than temporarily impaired, and the resulting charge was taken in the fourth quarter of 2008. In accordance with the Company’s April 1, 2009 adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments”, the $5.2 million noncredit related portion of other-than-temporary impairment losses recognized in 2008 earnings ($3.3 million net of tax adjustments) was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. Management continues to monitor the values of these debt securities for purposes of determining other than temporary impairment in future periods given the instability in the financial markets and continues to obtain updated cash flow analysis as required.

Loans

Total loans (excluding loan pool participations and loans held for sale) decreased by $24.1 million, to $990.7 million as of June 30, 2009 as compared to December 31, 2008. The Company experienced a $3.0 million, or 1.0%, decrease in the commercial, financial and agricultural sector along with a $21.3 million, or 3.0%, decrease in real estate mortgage loans, which resulted from the significant refinancing activity seen during the first half of 2009. Additionally, construction real estate remained flat, while loans to individuals decreased $1.3 million, or 5.5%. As of June 30, 2009 the Company’s bank loan (excluding loan pool participations) to deposit ratio was 82.8% compared with a year-end 2008 bank loan to deposit ratio of 89.9%. Management anticipates that the loan to deposit ratio will continue to decline in future periods. As of June 30, 2009, the Company’s largest category of bank loans was commercial real estate, which comprised 43% of the loan portfolio. Residential real estate was the next largest category at 26% of the portfolio, commercial loans were 19% and agricultural loans were 8% of total loans. The remainder of the portfolio consisted of consumer loans, which were 4% of total loans. All of these percentages relate to our direct loans and do not include loan pool participations. Included in commercial real estate are construction and development loans totaling approximately $71.6 million, or 7% of total loans.

The Company has minimal direct exposure to subprime mortgages in its loan portfolio. The Company’s loan policy provides a guideline that real estate mortgage borrowers have a Beacon score of 640 or greater. Exceptions to this guideline have been noted but the overall exposure is deemed minimal by management. Mortgages originated by the Company and sold on the secondary market are typically underwritten according to the guidelines of secondary market investors. These mortgages are sold on a non-recourse basis.

Loan Pool Participations

As of June 30, 2009, the Company had loan pool participations, net, totaling $88.8 million, down from $92.9 million at December 31, 2008. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne had engaged in this activity since 1988, and the Company continued this line of business following the merger. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represented the discounted purchase cost of the loan pool participations. The Company acquired no new loan pool participations during the second quarter of 2009. As of June 30, 2009, the categories of loans by collateral type in the loan pools were commercial real estate—59%, commercial loans—9%, agricultural and agricultural real estate – 6%, single-family residential real estate—11% and other loans—15%. The Company has minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans.

The loans in the pools provide some geographic diversification to the Company’s balance sheet. As of June 30, 2009, loans in the southeast region of the United States represented approximately 40% of the total. The northeast was the next largest area with 36%, the central region with 21%, and the southwest and northwest represented a minimal amount of the portfolio, at 2% and 1%, respectively. The highest concentration of assets is in Florida at approximately 19% of the basis total, with the next highest state level being Ohio at 13% and then Pennsylvania and New Jersey both at 7%. As of June 30, 2009, approximately 53% of the loans were contractually current or less than 90 days past-due, while 47% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 47% contractually past-due includes loans in litigation and foreclosed property. As of June 30, 2009, loans in litigation totaled approximately $16.9 million, while foreclosed property was approximately $9.6 million. As of June 30, 2009, the Company’s investment basis in its loan pool participations was approximately 51.4% of the “face” amount of the underlying loans.

Other Intangible Assets

Other intangible assets decreased to $12.8 million as of June 30, 2009 from $13.4 million as of December 31, 2008 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible. The following table summarizes the amounts and carrying values of intangible assets as of June 30, 2009.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
June 30, 2009
Other intangible assets:
Mortgage servicing rights	$321	$263	$58
Insurance agency intangibles	1,320	148	1,172
Core deposit premium	5,433	1,198	4,235
Trade name intangible	7,040	—	7,040
Customer list intangible	330	37	293

Total	$14,444	$1,646	$12,798

Deposits

Total deposits as of June 30, 2009 were $1.20 billion compared with $1.13 billion as of December 31, 2008, an increase of $68.3 million. Certificates of deposit were the largest category of deposits at June 30, 2009 representing approximately 49.8% of total deposits. Total certificates of deposit were $595.9 million at June 30, 2009, up $39.7 million, or 7.1%, from $556.3 million at December 31, 2008. Included in total certificates of deposit at June 30, 2009 was $27.4 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $9.2 million, or 50.6%, from the $18.2 million at December 31, 2008. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit.

Federal Home Loan Bank Advances

FHLB advances totaled $150.5 million as of June 30, 2009 compared with $158.8 million as of December 31, 2008. The Company utilizes FHLB advances as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.

Long-term Debt

Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.6 million as of June 30, 2009, unchanged from December 31, 2008. These junior subordinated debentures were assumed by the Company from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at the Company’s option on the fifth anniversary of the date of issuance. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder.

Nonperforming Assets

The Company’s nonperforming assets totaled $17.5 million as of June 30, 2009, up $1.3 million compared to December 31, 2008. This increase was due to a comparable increase in nonperforming loans, which totaled $16.5 million (1.67% of total bank loans) as of June 30, 2009, compared to $15.2 million (1.50% of total bank loans) as of December 31, 2008. All nonperforming loan totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming loans and nonperforming assets as of June 30, 2009 compared with December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Impaired loans and leases:
Nonaccrual	$10,446	$11,785
Restructured	3,183	424

Total impaired loans and leases	13,629	12,209
Loans and leases past due 90 days and more	2,870	3,024

Total nonperforming loans	16,499	15,233
Other real estate owned	1,044	996

Total nonperforming assets	$17,543	$16,229

The nonperforming loans consisted of $10.4 million in nonaccrual loans, $3.2 million in troubled debt restructures and $2.9 million in loans past due 90 days or more and still accruing. This compares with $11.8 million, $0.4 million and $3.0 million respectively, as of December 31, 2008. The Company experienced a $2.8 million increase in restructured loans, which grew from $0.4 million at December 31, 2008 to $3.2 million at June 30, 2009. This increase stems from the restructuring of twelve customer loans, four commercial loans totaling $0.8 million, one residential real estate loan totaling $0.3 million and seven commercial real estate loan totaling $2.1 million. During the same period, however, loans and leases past due 90 days or more decreased by $154,000 from $3.0 million at December 31, 2008 to $2.9 million at June 30, 2009. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $10.5 million as of June 30, 2009 compared with $10.8 million as of December 31, 2008. Other real estate owned totaled $1.0 million as of June 30, 2009 and December 31, 2008. All of the other real estate property was acquired through foreclosures and the Company is actively working to sell all properties held as of June 30, 2009. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.

Allowance for Loan Losses

The Company’s allowance for loan losses as of June 30, 2009 was $13.5 million, which was 1.36% of total bank loans (excluding loan pools) as of that date. This compares with an allowance for loan losses of $11.0 million as of December 31, 2008, which was 1.08% of total bank loans. Gross charge-offs for the first half of 2009 totaled $1.5 million, while recoveries of previously charged-off loans totaled $109,000. Annualized net loan charge offs to average bank loans as of June 30, 2009 was 0.27% compared to 0.50% for the year ended December 31, 2008. As of June 30, 2009, the allowance for loan losses was 81.6% of nonperforming bank loans compared with 72.1% as of December 31, 2008. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2009, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Changes in the allowance for loan losses for the six months ended June 30, 2009 and twelve months ended December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Balance at beginning of year	$10,977	$5,466
Provision for loan losses	3,850	4,366
Recoveries on loans previously charged off	109	589
Loans charged off	(1,471)	(4,922)
Allowance from acquired bank	—	5,478

Balance at end of period	$13,465	$10,977

Capital Resources

Total shareholders’ equity was 9.38% of total assets as of June 30, 2009 and was 8.64% as of December 31, 2008. Tangible common equity to tangible assets was 7.63% as of June 30, 2009 and 7.81% as of December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 10.68% as of June 30, 2009 and was 10.24% as of December 31, 2008. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security. Management believed that, as of June 30, 2009, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock. On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the Treasury pursuant to the CPP. The preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the Treasury will have the right to elect two directors to the Company’s Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods.

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

On January 22, 2009, options for 26,000 shares were granted to certain directors and officers while 9,900 restricted stock units were also granted to certain directors and officers. No shares were issued during the second quarter of 2009 as no options were exercised under previously awarded grants. On July 16, 2009, the Company’s Board of Directors, in its continued efforts to maintain the Company’s strong capital position while also maintaining its commitment to its communities through continued lending, declared a quarterly dividend for the third quarter of 2009 of $0.05 per common share, which is consistent with the dividend per common share paid in the second quarter of 2009.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Total capital to risk weighted assets
Consolidated	$163,835	11.81%	$110,989	8.00%	N/A	N/A
MidWestOne Bank	153,628	11.10%	110,685	8.00%	$138,356	10.00%
Tier 1 capital to risk weighted assets
Consolidated	148,236	10.68%	55,495	4.00%	N/A	N/A
MidWestOne Bank	138,029	9.98%	55,343	4.00%	83,014	6.00%
Tier 1 capital to average assets
Consolidated	148,236	9.54%	62,182	4.00%	N/A	N/A
MidWestOne Bank	138,029	8.92%	61,879	4.00%	77,348	5.00%

December 31, 2008:
Total capital to risk weighted assets
Consolidated	$144,011	11.27%	$102,250	8.00%	N/A	N/A
MidWestOne Bank	127,092	10.05%	101,168	8.00%	$126,460	10.00%
Tier 1 capital to risk weighted assets
Consolidated	130,896	10.24%	51,125	4.00%	N/A	N/A
MidWestOne Bank	113,977	9.01%	50,584	4.00%	75,876	6.00%
Tier 1 capital to average assets
Consolidated	130,896	8.72%	60,044	4.00%	N/A	N/A
MidWestOne Bank	113,977	7.60%	59,988	4.00%	74,985	5.00%

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $44.2 million as of June 30, 2009, compared with $32.9 million as of December 31, 2008. Investment securities classified as available for sale, totaling $361.9 million and $272.4 million as of June 30, 2009 and December 31, 2008, respectively, could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains unsecured lines of credit with several correspondent banks, the Federal Reserve Bank discount window, and the Federal Home Loan Bank of Des Moines that would allow it to borrow federal funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2009 to meet the needs of borrowers and depositors.

The Company’s principal sources of funds were deposits, FHLB advances, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. The Company utilized particular sources of funds based on comparative costs and availability. This included fixed-rate FHLB advances that were obtained at a more favorable cost than deposits. The Company generally managed the pricing of its deposits to maintain a steady deposit base but had from time to time decided not to pay rates on deposits as high as its competition.

As of June 30, 2009, the Company had $15.6 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent.

Critical Accounting Policies

The Company has identified three critical accounting policies and practices relative to the financial condition and results of operation. These three accounting policies relate to the allowance for loan losses, participation interests in loan pools and fair value of available for sale investment securities.

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

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other than temporary.” Declines in fair value of available for sale equity securities below their cost that are deemed “other than temporary” are reflected in earnings as impairment losses, while other than temporary impairments of debt securities are separated into credit-related and other factors. For debt securities, the amount of other than temporary impairment related to credit losses is recognized in earnings while the amount related to other factors is recorded in other comprehensive income. In estimating “other than temporary” impairment losses, management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of June 30, 2009, outstanding commitments to extend credit totaled approximately $215.4 million.

Commitments under standby and performance letters of credit outstanding aggregated $4.5 million as of June 30, 2009. The Company does not anticipate any losses as a result of these transactions.

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

In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008 and continued during the first half of 2009, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

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

Net cash inflows from operating activities were $10.7 million in the first half of 2009, compared with $5.2 million in the first six months of 2008. Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a source of inflow for the first half of 2009, as was a net change in other assets of $3.2 million and $1.5 million in accrued interest receivable between the two periods.

Net cash outflows from investing activities were $53.6 million in the six months ended June 30, 2009, compared to net cash outflows of $7.3 million a year earlier. In the first six months of 2009, securities transactions accounted for a net outflow of $77.4 million, and net principal received on loans accounted for net inflows of $22.4 million. Cash inflows for loan pool participations were $4.1 million during the first half of 2009 compared to a $1.8 million inflow during the same period of 2008.

Net cash provided by financing activities in the first six months of 2009 were $54.1 million. Included in this amount is the $16 million that we received from our issuance of shares of senior preferred stock and common stock warrants to the U.S. Treasury pursuant to the Capital Purchase Program. The largest cash outflow from financing activities in the first half of 2009 consisted of $17.5 million in repayment of Federal Home Loan Bank advances. The largest financing cash inflow during the six months ended June 30, 2009 was the $68.3 million increase in deposits. Cash inflows from financing activities in the first half of 2008 were $44.3 million, which included net increases in deposits and FHLB advances of $22.3 million and $16.7 million, respectively. In the same period of 2008, federal funds purchased decreased $10.6 million.

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

Fed Funds Lines:

Routine liquidity requirements are met by fluctuations in the subsidiary bank’s Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured Fed Funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current Fed Funds Purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, the subsidiary bank has unsecured Fed Fund lines totaling $30 million, which lines are tested annually to ensure availability.

FHLB Advances:

FHLB advances provide both a source of liquidity and long-term funding for the subsidiary bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the subsidiary bank. Factors that are taken into account when contemplating use of FHLB advances are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB advance limit is 25% of total assets. Currently, the subsidiary bank has a $246.4 million advance limit with $150.5 million in outstanding advances, leaving $95.9 million available for liquidity needs. These advances are secured by various real estate loans (residential, commercial and agricultural).

Brokered Repurchase Agreements:

Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of assets. There were no outstanding brokered repurchase agreements at June 30, 2009.

Federal Reserve Bank Discount Window:

The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The subsidiary bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. Currently, the subsidiary bank owns municipal securities with an approximate market value of $13.0 million available for liquidity purposes.

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

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits, and the rates and volumes of its loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents the Company’s projected changes in net interest income for the various interest rate shock levels at June 30, 2009.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2009
Dollar change	$2,049	$1,953	$(996)	$(1,649)
Percent change	4.33%	4.13%	-2.11%	-3.49%

December 31, 2008
Dollar change	$847	$762	$(351)	$(864)
Percent change	1.67%	1.50%	-0.70%	-1.71%

As shown above, at June 30, 2009, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease the Company’s net interest income by approximately $1.6 million. The effect of a ramped 200 basis point decrease in rates would increase the Company’s net interest income by approximately $2.0 million. An increase in interest rates would cause more of the Company’s interest-bearing liabilities to reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would cause an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. However, in this current low rate environment, many of the interest- bearing liabilities could not be decreased by another 200 basis points, thereby causing a decrease in net interest income as earning asset yields fall. To mitigate this effect, interest rate floors have been placed on many of the loans.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions the Company could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the chief executive officer and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, the Company’s chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements, which speak only as of the date of this document and are based on current expectations and involve a number of assumptions. These include, among other things, statements regarding future results or expectations. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. The Company’s ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors that could cause actual results to differ from those set forth in the forward-looking statements or that could have a material effect on the operations and future prospects of the Company include, but are not limited to: (1) the strength and the local and national economy; (2) changes in interest rates, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (3) the loss of key executives or employees; (4) changes in the quality and composition of the Company’s loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s respective market areas; implementation of new technologies; ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines; (5) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; and (6) other risk factors detailed from time to time in filings made by the Company with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company or its subsidiaries, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part II, Item 1A, “Risk Factors” of the Company’s Form 10-Q for the quarterly period ended March 31, 2009. Please refer to that section of the Company’s Form 10-Q for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its equity securities during the quarter covered by this report. As of June 30, 2009, the Company did not have in effect an approved share repurchase program.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on May 4, 2009. There were a total of 8,603,055 shares of common stock outstanding as of the record date for the annual meeting. Three proposals were presented to the shareholders. The results of the shareholder vote on each of the three proposals were as follows:

A proposal to elect four (4) Class II Directors of MidWestOne Financial Group, Inc.; each director having a three-year term expiring in the year 2012.

Nominees	Number of Shares Voted For	Number of Shares Vote Withheld
Richard R. Donohue	6,346,613	322,073
Charles S. Howard	6,356,047	312,639
John S. Koza	6,378,649	290,037
Stephen L. West	6,408,243	260,443

The approval of a non-binding advisory proposal on the compensation of the named executive officers of the Company.

Number of Shares Voted For	Number of Shares Vote Withheld	Abstentions
6,301,910	263,490	103,287

The ratification of the appointment of KPMG, LLP as independent registered public accounting firm of MidWestOne Financial Group, Inc. for the fiscal year ending December 31, 2009.

Number of Shares Voted For	Number of Shares Vote Withheld	Abstentions
6,470,947	183,040	14,699

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated: August 7, 2009	By:	/s/ Charles N. Funk
Charles N. Funk
President and Chief Executive Officer

	By:	/s/ Gary J. Ortale
Gary J. Ortale
Executive Vice President and Chief Financial Officer