Form 10-Q
period 2009-09-30
MidWestOne Financial Group, Inc.
filed 2009-11-06
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 8,605,333 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$23,421	$32,383
Interest-bearing deposits in banks	3,849	543

Cash and cash equivalents	27,270	32,926

Investment securities:
Available for sale	354,697	272,380
Held to maturity (fair value of $7,641 as of September 30, 2009 and $8,120 as of December 31, 2008)	7,512	8,125
Loans held for sale	1,115	5,279
Loans	973,468	1,014,814
Allowance for loan losses	(13,506)	(10,977)

Net loans	959,962	1,003,837

Loan pool participations, net	88,707	92,932
Premises and equipment, net	29,515	28,748
Accrued interest receivable	12,382	11,736
Other intangible assets, net	12,485	13,424
Bank-owned life insurance	17,917	17,340
Other real estate owned	2,608	996
Deferred income taxes	2,409	5,595
Other assets	13,097	15,644

Total assets	$1,529,676	$1,508,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$125,009	$123,558
Interest-bearing checking	392,485	389,227
Savings	59,077	59,133
Certificates of deposit under $100,000	403,654	402,950
Certificates of deposit $100,000 and over	172,589	153,321

Total deposits	1,152,814	1,128,189
Federal funds purchased	-	13,050
Securities sold under agreements to repurchase	50,397	44,249
Federal Home Loan Bank borrowings	137,000	158,782
Deferred compensation liabilities	3,839	1,586
Long-term debt	15,601	15,640
Accrued interest payable	2,795	2,770
Other liabilities	15,320	14,354

Total liabilities	1,377,766	1,378,620

Shareholders’ equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000 shares; issued and outstanding 16,000 shares as of September 30, 2009; no shares authorized or issued at December 31, 2008	$15,683	$-
Common stock, $1 par value; authorized 15,000,000 shares at September 30, 2009 and 10,000,000 shares at December 31, 2008; issued 8,690,398 shares at September 30, 2009 and December 31, 2008; outstanding 8,605,333 shares at September 30, 2009 and 8,603,055 at December 31, 2008	8,690	8,690
Additional paid-in capital	81,122	80,757
Treasury stock at cost, 85,065 shares as of September 30, 2009 and 87,343 shares at December 31, 2008	(1,183)	(1,215)
Retained earnings	47,109	43,683
Accumulated other comprehensive income (loss)	489	(1,573)

Total shareholders’ equity	151,910	130,342

Total liabilities and shareholders’ equity	$1,529,676	$1,508,962

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$14,669	$14,842	$44,365	$38,238
Interest and discount on loan pool participations	28	1,228	1,707	3,145
Interest on bank deposits	3	23	4	26
Interest on federal funds sold	6	70	44	298
Interest on investment securities:
Taxable securities	2,307	2,212	6,429	6,286
Tax-exempt securities	1,018	1,063	2,988	3,021

Total interest income	18,031	19,438	55,537	51,014

Interest expense:
Interest on deposits:
Interest-bearing checking	1,078	2,125	3,450	3,174
Savings	49	109	174	1,295
Certificates of deposit under $100,000	2,909	3,744	9,255	9,731
Certificates of deposit $100,000 and over	1,266	474	3,905	3,125

Total interest expense on deposits	5,302	6,452	16,784	17,325
Interest on federal funds purchased	1	29	11	60
Interest on securities sold under agreements to repurchase	97	292	348	814
Interest on Federal Home Loan Bank advances	1,533	1,528	4,115	3,812
Interest on notes payable	13	1	49	110
Interest on long-term debt	158	187	505	433

Total interest expense	7,104	8,489	21,812	22,554

Net interest income	10,927	10,949	33,725	28,460
Provision for loan losses	2,125	838	5,975	1,666

Net interest income after provision for loan losses	8,802	10,111	27,750	26,794

Noninterest income:
Trust and investment fees	1,050	1,217	3,121	3,290
Service charges and fees on deposit accounts	1,074	1,224	2,975	3,068
Mortgage origination and loan servicing fees	613	187	2,244	817
Other service charges, commissions and fees	568	266	1,603	1,648
Bank-owned life insurance income	154	121	576	354
Investment securities gains (losses), net
Impairment losses on investment securities	(1,388)	-	(2,002)	(567)
Less noncredit-related losses	-	-	-	-

Net impairment losses	(1,388)	-	(2,002)	(567)
Gain on sale of available for sale securities	491	-	491	206
Gain (loss) on sale of fixed assets	(9)	9	(3)	9

Total noninterest income	2,553	3,024	9,005	8,825

Noninterest expense:
Salaries and employee benefits	5,863	5,815	17,463	14,918
Net occupancy and equipment expense	1,729	2,234	5,083	4,737
Professional fees	727	348	2,651	927
Data processing expense	438	339	1,445	1,253
FDIC Insurance expense	615	292	2,568	334
Other operating expense	1,785	1,926	5,195	4,220

Total noninterest expense	11,157	10,954	34,405	26,389

Income before income tax expense	198	2,181	2,350	9,230
Income tax expense (benefit)	(636)	477	(443)	2,288

Net income	$834	$1,704	$2,793	$6,942

Less: Preferred stock dividends and discount accretion	$216	$-	$563	$-

Net income available to common shareholders	$618	$1,704	$2,230	$6,942

Share and Per share information:
Ending number of shares outstanding	8,605,333	8,646,328	8,605,333	8,646,328
Average number of shares outstanding	8,605,312	8,646,328	8,604,531	7,707,301
Diluted average number of shares	8,605,732	8,646,328	8,604,557	7,707,301
Earnings per common share - basic	$0.07	$0.20	$0.26	$0.90
Earnings per common share - diluted	0.07	0.20	0.26	0.90
Dividends paid per common share	0.05	0.15	0.25	0.31

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance at December 31, 2007	$-	$5,165	$100	$-	$72,333	$(206)	$77,392

Comprehensive income:
Net income	-	-	-	-	6,942	-	6,942
Unrealized losses arising during the period on securities available for sale	-	-	-	-	-	(2,871)	(2,871)
Reclassification for realized losses on securities available for sale, net of tax	-	-	-	-	-	211	211

Total comprehensive income	-	-	-	-	6,942	(2,660)	4,282

Dividends paid ($0.15 per share)					(2,641)		(2,641)
Stock options exercised (5,302 shares)	-	5	40	11	-	-	56
Treasury stock purchased (60,000 shares)				(883)			(883)
Fractional shares paid out in merger	-	-	(3)	-	-	-	(3)
Shares issued in merger (3,519,788 shares)	-	3,520	78,245	-	-	-	81,765
Stock option value allocated to transaction purchase price	-	-	2,365	-	-	-	2,365
Cumulative effect adjustment for postretirement split dollar life insurance benefits	-	-	-	-	(133)	-	(133)

Balance at September 30, 2008	$-	$8,690	$80,747	$(872)	$76,501	$(2,866)	$162,200

Balance at December 31, 2008	$-	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342

Cumulative effect of FASB ASC 320, net of tax	-	-	-	-	3,266	(3,266)	-
Comprehensive income:
Net income	-	-	-	-	2,793	-	2,793
Change in unrealized gain on all other available for sale securities, net of tax	-	-	-	-	-	5,328	5,328

Total comprehensive income	-	-	-	-	6,059	2,062	8,121

Dividends paid on common stock ($0.25 per share)	-	-	-	-	(2,172)	-	(2,172)
Dividends paid on preferred stock					(420)		(420)
Release/lapse of restriction on 2,278 RSUs			(32)	32			-
Issuance of preferred shares (16,000 shares)	15,642	-	-	-	-	-	15,642
Common warrants issued	-	-	358	-	-	-	358
Preferred stock discount accretion	41	-	-	-	(41)	-	-
Stock compensation	-	-	39	-	-	-	39

Balance at September 30, 2009	$15,683	$8,690	$81,122	$(1,183)	$47,109	$489	$151,910

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$2,793	$6,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,176	1,735
Provision for loan losses	5,975	1,666
Deferred income taxes	1,800	(247)
Gain on sale of available for sale investment securities	(491)	(206)
Impairment losses on investment securities	2,002	567
(Gain) Loss sale of premises and equipment	3	(9)
Loss sale of other real estate owned	9	20
Write-down of other real estate owned	230	-
Amortization of investment securities and loan premiums	1,268	509
Accretion of investment securities and loan discounts	(116)	(191)
Stock-based compensation	39	-
Decrease in loans held for sale	4,164	-
Increase in accrued interest receivable	(646)	(1,380)
Decrease in other assets	2,547	4,087
(Decrease) increase in accrued interest payable	25	(1,771)
Decrease in other liabilities	(5,049)	(5,964)

Net cash provided by operating activities	16,729	5,758

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	34,741	10,550
Proceeds from maturities	60,938	45,190
Purchases	(165,677)	(40,006)
Investment securities held to maturity:
Proceeds from maturities	1,522	1,967
Purchases	(950)	-
Net decrease (increase) in loans	35,727	(60,399)
Net decrease (increase) in loan pool participations	4,225	(10,038)
Purchases of premises and equipment	(2,776)	(667)
Proceeds from sale of premises and equipment	28	7
Proceeds from sale of other real estate owned	322	-
Activity in bank-owned life insurance:
Purchases	-	(63)
Increase in cash value	(577)	(305)
Acquisition of net assets in merger	-	20,351

Net cash used in investing activities	(32,477)	(33,413)

Cash flows from financing activities:
Net increase in deposits	24,625	7,480
Net decrease in federal funds purchased	(13,050)	(3,750)
Net increase in securities sold under agreements to repurchase	6,148	4,695
Proceeds from Federal Home Loan Bank advances	24,000	45,000
Repayment of Federal Home Loan Bank advances	(45,000)	(29,404)
Net increase in notes payable	-	6
Payments on long-term debt	(39)	-
Dividends paid	(2,592)	(2,641)
Proceeds from exercise of stock options	-	56
Repurchase of common stock	-	(883)
Issuance of preferred stock and warrants	16,000	-

Net cash provided by financing activities	10,092	20,559

Net decrease in cash and cash equivalents	(5,656)	(7,096)
Cash and cash equivalents at beginning of period	32,926	34,220

Cash and cash equivalents at end of period	$27,270	$27,124

	-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,607	$24,451

Income taxes	$846	$4,052

Supplemental disclosure of non-cash investing activities:
Transfer of loans to other real estate owned	$2,173	$1,452

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

The results of operations for the three-month and nine-month periods ended September 30, 2008 include the Company’s operations for such three-month and nine-month periods as well as the operations of Former MidWestOne for the period beginning March 15, 2008 through September 30, 2008. The results of operations for the three-month and nine-month periods ended September 30, 2009, however, include the operations of the combined Company for the entire period. The Company’s consolidated balance sheet as of December 31, 2008 includes information for both the Company and Former MidWestOne as a consolidated entity.

2.	Basis of Presentation

The accompanying consolidated statements of operations for the three months and nine months ended September 30, 2009 include the accounts and transactions of the Company and its wholly-owned subsidiaries MidWestOne Bank and MidWestOne Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for the three months and nine months ended September 30, 2009 and 2008.

The results for the three months and nine months ended September 30, 2009 may not be indicative of results for the year ending December 31, 2009, or for any other period.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

3.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes

Federal income tax expense for the three months and nine months ended September 30, 2009 and 2008 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

5.	Stockholders’ Equity and Earnings per Common Share

Preferred Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock.

On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16.0 million. We recorded the preferred stock at $15.64 million, which represents the $16.0 million of cash received net of the fair value of the warrant. The preferred stock discount, $358,000, is being accreted on a 5% level yield basis over 60 months. The senior preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. Dividends are payable quarterly at the rate of 5% per annum until the fifth anniversary date of the issuance and at a rate of 9% per annum thereafter. The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months. The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.

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

Common Stock Warrant: In connection with the CPP described above, a warrant exercisable for 198,675 shares of Company common stock was issued to the Treasury. The warrant entitles the Treasury to purchase 198,675 shares of common stock at $12.08 per share at any time on or before February 6, 2019. If the Company issues common stock, or another security that qualifies as Tier 1 capital, for aggregate gross proceeds of at least $16.0 million prior to December 31, 2009, the number of common shares underlying the warrant will be reduced by one-half to 99,338 shares. As noted above, under ARRA, if the Company repays the Treasury’s investment in full, the Company would be permitted to redeem the warrant issued to Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the Treasury.

As holder of the common stock warrant, the Treasury is not entitled to vote, to receive dividends, or to exercise any other rights of common shareholders for any purpose until such warrants have been duly exercised. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise. The Company has filed and will maintain at all times during the period the senior preferred stock is outstanding and during the period the warrant is exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrant for the benefit of the warrant holder.

The fair value of the warrants was calculated using the Binomial Option Pricing Model. The inputs to the model are consistent with those utilized by the company for a 10-year employee stock option.

Number of warrants granted	198,675
Exercise price	$12.08
Grant date fair market value	$7.32
Estimated forfeiture rate	-
Risk-free interest rate	2.93%
Expected life, in years	10
Expected volatility	40.7%
Expected dividend yield	3.86%
Estimated fair value per warrant	$1.39

Earnings per Common Share: Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 2009 and 2008 was 8,605,312 and 8,646,328, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2009 and 2008 was 8,604,531 and 7,707,301 respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,605,732 and 8,646,328 for the three months ended September 30, 2009 and 2008, respectively, and 8,604,557 and 7,707,301 for the nine months ended September 30, 2009 and 2008, respectively. The following table presents the computation of earnings per common share for the respective periods:

Earnings per Share Information	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Weighted average number of shares outstanding during the period	8,605,312	8,646,328	8,604,531	7,707,301

Weighted average number of shares outstanding during the period including all dilutive potential shares	8,605,732	8,646,328	8,604,557	7,707,301

Net Income	$834	$1,704	$2,793	$6,942
Preferred stock dividends and discount accretion	(216)	-	(563)	-

Net income available to common stockholders	$618	$1,704	$2,230	$6,942

Earnings per common share - basic	$0.07	$0.20	$0.26	$0.90

Earnings per common share - diluted	$0.07	$0.20	$0.26	$0.90

6.	Investments

A summary of investment securities available for sale is as follows:

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

U.S. Government agencies and corporations	$78,247	$2,049	$(33)	$80,263
State and political subdivisions	152,924	4,941	(367)	157,498
Mortgage-backed securities and collateralized mortgage obligations	94,620	2,857	-	97,477
Corporate debt securities	17,155	484	(165)	17,474
Common stocks	1,856	304	(175)	1,985

Total	$344,802	$10,635	$(740)	$354,697

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

U.S. Government agencies and corporations	$70,447	$3,153	$-	$73,600
State and political subdivisions	114,261	827	(1,245)	113,843
Mortgage-backed securities and collateralized mortgage obligations	71,618	1,607	(148)	73,077
Corporate debt securities	12,263	6	(2,831)	9,438
Common stocks	2,656	-	(234)	2,422

Total	$271,245	$5,593	$(4,458)	$272,380

A summary of investment securities held to maturity is as follows:

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Mortgage-backed securities	$72	$5	$-	$77
State and political subdivisions	7,440	124	-	7,564

Total	$7,512	$129	$-	$7,641

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Mortgage-backed securities	$96	$3	$-	$99
State and political subdivisions	8,029	1	(9)	8,021

Total	$8,125	$4	$(9)	$8,120

The summary of available-for-sale investment securities shows that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2009 and December 31, 2008. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Number of Securities	As of September 30, 2009
		Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government agencies and corporations	2	$4,808	$33	$-	$-	$4,808	$33
State and political subdivisions	49	11,833	344	2,020	23	13,853	367
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-
Corporate debt securities	4	1,792	165	-	-	1,792	165
Common stocks	6	502	175	-	-	502	175

Total	61	$18,935	$717	$2,020	$23	$20,955	$740

	Number of Securities	As of December 31, 2008
		Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government agencies and corporations	-	$-	$-	$-	$-	$-	$-
State and political subdivisions	264	47,187	1,015	7,379	239	54,566	1,254
Mortgage-backed securities and collateralized mortgage obligations	19	14,983	148	-	-	14,983	148
Corporate debt securities	14	6,653	2,509	730	322	7,383	2,831
Common stocks	12	2,422	234	-	-	2,422	234

Total	309	$71,245	$3,906	$8,109	$561	$79,354	$4,467

The Company’s assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009 the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for other than temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit-related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in other-than-temporary impairment charges were recognized, of which $5.2 million related to noncredit-related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $5.2 million, or $3.3 million net of tax.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. The Company’s mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products during 2008 and 2009, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At September 30, 2009, approximately 74% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of September 30, 2009 and December 31, 2008.

At September 30, 2009, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of this date totaled $2.1 million after other than temporary impairment (“OTTI”) charges of $6.2 million during 2008, and $1.3 million during the third quarter of 2009. All of the Company’s trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody’s Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate has eroded during 2008 and 2009, the securities have experienced cash flow problems and a pre-tax charge to earnings of $6.2 million was recorded in the fourth quarter of 2008. Due to continued market deterioration in these securities, an additional pre-tax charge to earnings of $1.3 million was recorded in the third quarter of 2009. The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures,” which the Company adopted as of April 1, 2009. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other than temporary impairment. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of September 30, 2009 the Company also owns $1.9 million of equity securities in banks and financial service-related companies. An impairment charge of $69,000 was recorded during the third quarter of 2009, as the affected equity securities were deemed impaired due to their depressed market price, in relation to the Company’s original purchase price.

At September 30, 2009, the analysis of four of the Company’s six investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities. However, the Company determined that a portion of the unrealized loss on the remaining two investments in $2.75 million of pooled trust preferred securities was other than temporary. The amount of actual and projected deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities increased significantly since the beginning of 2009. The increase in nonperforming collateral resulted in an other than temporary impairment of these two securities. The Company follows the provisions of FASB ASC Topic 320 in determining the amount of the other than temporary impairment recorded to earnings. The Company performed a discounted cash flow analysis, using the factors noted above, to determine the amount of the other than temporary impairment that was applicable to either credit losses or other factors. The amount associated with credit losses, $1.3 million, was then realized through an impairment loss charged to earnings for the nine months ended September 30, 2009.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income

(In Thousands)	Three months ending September 30, 2009	Nine months ending September 30, 2009
Beginning balance	$-	$-
Additional credit losses:
Securities with no previous other than temporary impairment	-	-
Securities with previous other than temporary impairments	1,319	1,319

Ending balance	$1,319	$1,319

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

A summary of the contractual maturity distribution of investment securities at September 30, 2009 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)

Due in one year or less	$25,019	$25,559	$1,555	$1,562
Due after one year through five years	131,549	135,018	5,581	5,683
Due after five years through ten years	67,192	69,465	304	319
Due after ten years	24,566	25,193	-	-
Mortgage-backed and collateralized mortgage obligations, and common stock	96,476	99,462	72	77

Total	$344,802	$354,697	$7,512	$7,641

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at September 30, 2009 and December 31, 2008 was $9.4 million and $9.1 million, respectively. This security is not readily marketable and is required for regulatory purposes and borrowing availability. Because there are no available market values, this security is carried at cost. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three and nine-months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008

Available for sale fixed maturity securities:
Gross realized gains	$466	$-	$466	$68
Gross realized losses	(1,319)	-	(1,319)	-

	(853)	-	(853)	68

Equity securities:
Gross realized gains	25	-	25	138
Gross realized losses	(69)	-	(683)	(567)

	(44)	-	(658)	(429)

	$(897)	$-	$(1,511)	$(361)

7.	Fair Value Measurements

Effective January 1, 2008, the Company adopted the amended provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” for non-financial assets and liabilities. These include foreclosed real estate, long-lived assets and other intangibles, which are recorded at fair value only upon impairment. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of six investments in collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The Company has determined that the observable market data associated with these assets do not represent orderly transactions in accordance with ASC Topic 820 and reflect forced liquidations or distressed sales. Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$354,697	$1,521	$351,071	$2,105

	Fair Value Measurement at December 31, 2008 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$272,380	$1,958	$266,870	$3,552

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

(in thousands)	Securities Available For Sale

Level 3 fair value at December 31, 2008	$3,552
Transfers into Level 3	-
Total gains (losses):
Included in earnings	(1,319)
Included in other comprehensive income	(128)

Level 3 fair value at September 30, 2009	$2,105

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

Stock held in the Federal Home Loan Bank of Des Moines (“FHLB”), which is held for regulatory purposes, is carried in other assets. This investment generally has restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value. Fair value measurements for this security are classified as Level 3 because of its undeliverable nature and related credit risk. The carrying value of the Company’s FHLB stock was $9.4 million at September 30, 2009.

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

The Company does not value its loan portfolio at fair value; however, adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are generally reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $14.5 million at September 30, 2009.

Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals as well as independent fair value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs.

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below. The aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying or face amount and estimated fair value of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)		(In Thousands)

Financial assets:
Cash and cash equivalents	$27,270	$27,270	$32,926	$32,926
Investment securities	362,209	362,338	280,505	280,500
Loans held for sale	1,115	1,115	5,279	5,279
Loans, net	959,962	960,905	1,003,837	1,006,905
Loan pool participations	88,707	88,707	92,932	92,932
Other real estate owned	2,608	2,608	996	996
Accrued interest receivable	12,382	12,382	11,736	11,736

Financial liabilities:
Deposits	$1,152,814	$1,159,841	$1,128,189	$1,130,628
Federal funds purchased and securities sold under agreements to repurchase	50,397	50,397	57,299	57,359
Federal Home Loan Bank borrowings	137,000	141,005	158,782	163,224
Long-term debt	15,601	16,379	15,640	16,481
Accrued interest payable	2,795	2,795	2,770	2,770

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

8.	Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$13,465	$10,622	$10,977	$5,466
Provision charged to expense	2,125	838	5,975	1,666

Recoveries of loans previously charged off	56	127	165	393
Loans charged off	(2,140)	(543)	(3,611)	(1,959)

Net (charge offs)/recoveries	$(2,084)	$(416)	$(3,446)	$(1,566)

Allowance acquired during merger	-	-	-	5,478

Balance at end of period	$13,506	$11,044	$13,506	$11,044

9.	Effect of New Financial Accounting Standards

In December 2007, the FASB issued an accounting standard update to require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among the many changes, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. The changes established new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. The updates apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted these statements on January 1, 2009, which were subsequently codified in ASC Topic 805 “Business Combinations” and ASC Topic 810 “Consolidation”. The adoption of this accounting standard did not have any material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued an accounting standard update to require companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This change is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009, which was subsequently codified into ASC Topic 815 “Derivatives and Hedging”. The Company adopted this guidance effective January 1, 2009, and the adoption did not have a material impact on its financial condition or results of operations.

In April 2008, the FASB issued an accounting standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the change is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows. This change is effective for the Company beginning January 1, 2009. The Company adopted this guidance effective January 1, 2009, which was subsequently codified into ASC Topic 350, “Intangibles – Goodwill and Other”. The adoption of this accounting standard did not have any material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP. The Company adopted this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” on April 1, 2009, and applied it to its collateralized debt obligations backed by pools of trust preferred securities.

In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s statements of income and condition. See Note 8 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. The Company adopted this position effective April 1, 2009 and applied the guidance to its other than temporary impairment analysis during the second quarter of 2009, including the collateralized debt obligations backed by pools of trust preferred securities. In accordance with the new guidance, the $5.2 million noncredit related portion of the $6.2 million other-than-temporary impairment losses recognized in 2008 earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. See Note 7 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 320, “Investments — Debt and Equity Securities.”

In May 2009, the FASB issued an accounting standard to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. This change is effective for interim and annual periods ending after June 15, 2009, and was effective for the Company as of June 30, 2009. This accounting standard was subsequently codified into ASC Topic 855 “Subsequent Events”, and the adoption of the amendment did not have a material impact on our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard is not anticipated to have any material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” This Update provides amendments to Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s consolidated financial statements.

10.	Use of Estimates in the Preparation of Financial Statements

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

11.	Subsequent Events

Management evaluated subsequent events through November 6, 2009, the date the financial statements were available to be issued. Events or transactions occurring after September 30, 2009 but prior to November 6, 2009 that provided additional evidence about conditions that existed at September 30, 2009 have been recognized in the financial statements for the period ended September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

On March 14, 2008, the Company (which was at such time named ISB Financial Corp.) consummated its merger with the Former MidWestOne. The results of operations for the quarter ended September 30, 2008 includes the results of operations for the combined Company for the entire period. The results of operations for the nine-month period ended September 30, 2008 include the Company’s operations for such nine-month period as well as the operations of Former MidWestOne for the period beginning March 15, 2008 through September 30, 2008. The results of operations for the three and nine-month periods ended September 30, 2009, however, include the operations of the combined Company for the entire period. Accordingly, the comparison of the Company’s results of operations for the nine-month period ended September 30, 2009 to the nine-month period ended September 30, 2008 often shows significant changes, many of which are largely attributable to the merger and the resulting larger entity.

The comparison of the Company’s financial condition as of September 30, 2009 to its financial condition at December 31, 2008 is not similarly impacted by the merger because the Company’s consolidated balance sheet as of December 31, 2008 includes information for both the Company and Former MidWestOne as a combined entity.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2009

Summary

The Company earned net income of $834,000 for the quarter ended September 30, 2009, compared with $1.7 million for the quarter ended September 30, 2008, a decrease of 50.9%. Net income for the quarter ended September 30, 2009 was affected by “other than temporary impairment” charges on securities of $1.4 million. Basic and diluted earnings per common share for the third quarter of 2009 were $0.07 versus $0.20 for the third quarter of 2008. The Company’s return on average assets for the third quarter of 2009 was 0.21% compared with a return of 0.44% for the same period in 2008. The Company’s return on average shareholders’ equity was 2.21% for the quarter ended September 30, 2009 versus 4.23% for the quarter ended September 30, 2008. The return on average tangible common equity was 2.02% for the third quarter of 2009 compared with 5.46% for the same period in 2008.

The following table presents selected financial results and measures for the third quarter of 2009 and 2008.

($ amounts in thousands)	Quarter Ended September 30,
	2009	2008
Net Income	$834	$1,704
Average Assets	1,550,847	1,532,809
Average Shareholders’ Equity	149,769	160,320
Return on Average Assets	0.21%	0.44%
Return on Average Shareholders’ Equity	2.21%	4.23%
Return on Average Tangible Common Equity	2.02%	5.46%
Total Equity to Assets (end of period)	9.93%	10.66%
Tangible Common Equity to Tangible Assets (end of period)	8.15%	8.48%

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended September 30, 2009 remained flat at $10.9 million, decreasing only $22,000 compared to the quarter ended September 30, 2008. Total interest income was $1.4 million lower in the third quarter of 2009 compared with the same period in 2008. Most of the decrease in interest income was due to reduced interest on loans and loan pool participations. The decrease in interest income was largely offset by reduced interest expense on deposits and borrowed funds. Total interest expense for the third quarter of 2009 decreased $1.4 million, or 16.3%, compared with the same period in 2008 due primarily to lower interest rates in 2009. The Company’s net interest margin on a tax-equivalent basis for the third quarter of 2009 decreased to 3.13% compared with 3.26% in the third quarter of 2008. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 5.05% for the third quarter of 2009 from 5.67% for the third quarter of 2008. The average cost of interest-bearing liabilities decreased in the third quarter of 2009 to 2.25% from 2.83% for the third quarter of 2008.

The following tables present a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the quarters ended September 30, 2009 and 2008. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs.

	Quarter ended September 30,
(in thousands)	2009			2008
	Average Balance	Interest Income (2) / Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average earning assets:
Loans (tax equivalent) (1)	$983,999	$14,744	5.94%	$997,948	$14,842	5.92%
Loan pool participations	89,942	28	0.12%	92,787	1,228	5.27%
Investment securities (tax equivalent)	378,758	3,872	4.06%	291,352	3,690	5.04%
Federal funds sold and interest-bearing balances	13,127	9	0.27%	22,199	238	4.27%

Total earning assets	$1,465,826	$18,653	5.05%	$1,404,286	$19,998	5.67%

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$461,467	$1,127	0.97%	$403,960	$2,234	2.20%
Time certificates of deposit	585,892	4,175	2.83%	555,027	4,218	3.02%

Total deposits	1,047,359	5,302	2.01%	958,987	6,452	2.68%

Federal funds purchased and repurchase agreements	42,462	98	0.92%	58,900	321	2.17%
Federal Home Loan Bank advances	146,418	1,533	4.15%	158,310	1,528	3.84%
Long-term debt and other	16,510	171	4.11%	15,792	188	4.74%

Total interest-bearing liabilities	$1,252,749	$7,104	2.25%	$1,191,989	$8,489	2.83%

Net interest income		$11,549			$11,509

Net interest margin (3)			3.13%			3.26%

(1)	Loan fees included in interest income are not material.
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income (computed on a tax-equivalent basis) divided by average total earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on the Company’s average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As the table below shows, the small increase in net interest income was nearly equally split between volume and rate components.

	Quarter ended September 30, 2009 Compared to 2008 Increase/ (Decrease) Due to
	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans (tax equivalent)	$(167)	$69	$(98)
Loan pool participations	(34)	(1,166)	(1,200)
Investment securities (tax equivalent)	1,120	(938)	182
Federal funds sold and interest-bearing balances	(97)	(132)	(229)

Total income from earning assets	822	(2,167)	(1,345)

Interest expense from average interest-bearing liabilities:
Savings and interest-bearing demand deposits	325	(1,432)	(1,107)
Time certificates of deposit	247	(290)	(43)

Total deposits	572	(1,722)	(1,150)

Federal funds purchased and repurchase agreements	(89)	(134)	(223)
Federal Home Loan Bank advances	(111)	116	5
Long-term debt and other	9	(26)	(17)

Total expense from interest-bearing liabilities	381	(1,766)	(1,385)

Net interest income	$441	$(401)	$40

Interest income and fees on loans on a tax-equivalent basis decreased $98,000, or 0.7%, in the third quarter of 2009 compared to the same period in 2008. Average loans were $13.9 million, or 1.4%, lower in the third quarter of 2009 compared with 2008. The decrease in average loan volume was partially attributable to a slowing in real estate lending refinance activity. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans remained virtually unchanged, increasing slightly from 5.92% in the third quarter of 2008 to 5.94% in third quarter of 2009.

Interest and discount income on loan pool participations was $28,000 for the third quarter of 2009 compared with $1.2 million for the third quarter of 2008, a decrease of $1.2 million. Former MidWestOne had engaged in this business since 1988 and the Company continued the business following the merger. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. The Company invests in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. The Company has very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Currently, the Company holds $88.7 million in loan pool participations.

Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 1.39% for the third quarter of 2009, down from 8.41% for the 2008 calendar year. The net yield was lower in the third quarter of 2009 than for the third quarter of 2008 primarily due to elevated charge-off levels in the portfolio as well as slowed collections, as borrowers saw their ability to refinance debt decline due to the continued tightness in the credit markets.

The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.

Interest income on investment securities on a tax-equivalent basis increased $182,000, or 4.9%, in the third quarter of 2009 compared with the third quarter of 2008 mainly due to a higher investment balance, and despite a lower yield on investments in 2009. Interest income on investment securities totaled $3.9 million in the third quarter of 2009 compared with $3.7 million for the third quarter of 2008. The average balance of investments in the third quarter of 2009 was $378.8 million compared with $291.4 million in the third quarter of 2008. The tax-equivalent yield on the Company’s investment portfolio in the third quarter of 2009 decreased to 4.06% from 5.04% in the comparable period of 2008 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.

Interest expense on deposits was $1.2 million, or 17.8%, lower in the third quarter of 2009 compared with the same period in 2008 mainly due to the decrease in interest rates during 2009. The weighted average rate paid on interest-bearing deposits was 2.01% in the third quarter of 2009 compared with 2.68% in the third quarter of 2008. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the third quarter of 2009 were $88.4 million greater compared with the same period in 2008.

Interest expense on borrowed funds was $235,000 lower in the third quarter of 2009 compared with the same period in 2008. Interest on borrowed funds totaled $1.8 million for the third quarter of 2009. Average borrowed funds for the third quarter of 2009 were $27.6 million lower compared to the same period in 2008. The majority of the difference was due to a reduction in the level of federal funds purchased, repurchase agreements, and FHLB advances. Elimination of the purchase accounting benefit on FHLB advances related to the March 2008 merger in the first quarter of 2009 led to the weighted average rate on borrowed funds increasing marginally to 3.51% in the third quarter of 2009 compared with 3.50% in the third quarter of 2008.

Provision for Loan Losses

The Company recorded a provision for loan losses of $2.1 million in the third quarter of 2009 compared with an $838,000 provision in the third quarter of 2008. Net loans charged off in the third quarter of 2009 totaled $2.1 million compared with net loans charged off of $416,000 in the third quarter of 2008. The increase in the provision in the third quarter of 2009 compared with the same period in 2008 reflects the higher level of nonperforming loans, increased charge-offs, and general concerns with the overall economic environment. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2009; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains from the sale of investment securities held in the available for sale category. Noninterest income for the quarter was $2.6 million, down $471,000, or 15.6%, from $3.0 million for the third quarter of 2008. This decrease reflects the other than temporary impairment charge mentioned above. The impairment loss was partially offset by a gain on sales of securities available for sale which totaled $482,000 in the third quarter of 2009 as compared to $9,000 in the same period of 2008, and significantly higher mortgage origination fees which were $613,000 for the third quarter of 2009 as compared to $187,000 for the third quarter of 2008, an increase of $426,000, or 227.8%. The increase in mortgage origination fees was attributable to the low interest rate environment. Management’s strategic goal is for noninterest income to constitute 30% of total revenues over time.

Noninterest Expense

Noninterest expense for the third quarter of 2009 was $11.2 million compared with $11.0 million for the third quarter of 2008. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance premiums, professional fees and data processing expense. The primary reasons for the increase in noninterest expense were the significantly higher FDIC insurance premiums of $615,000 compared to $292,000 for the three months ended September 30, 2009 and 2008, respectively, and the increase in professional fees, which were $727,000 for the third quarter 2009, from $348,000 for the third quarter of 2008.

Income Tax Expense

The Company realized an income tax benefit of $636,000 for the quarter ended September 30, 2009 compared with a $477,000 expense for the same period in 2008, for a net effect of $1.1 million. The effective income tax rates as a percentage of income before taxes for the three months ended September 30, 2009 and 2008 were -321.2% and 21.9%, respectively.

The effective tax rate varies from the statutory rate due to state taxes, the result of tax-exempt income on tax-exempt bonds, and the recognition of a tax benefit of approximately $330,000 on certain merger related expenses. Combined, these items drove the effective tax rate lower than for the same period in 2008.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

On September 29, 2009, the FDIC issued a proposal to amend its assessment regulations to require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. This proposal indicates that depository institutions are to prepay their assessments on December 30, 2009. Should this proposed rule become final, the Company estimates its prepaid assessment to be approximately $9.9 million.

Nine Months Ended September 30, 2009

Summary

The Company earned net income of $2.8 million for the nine months ended September 30, 2009, compared with $6.9 million for the nine months ended September 30, 2008, a decrease of 59.8%. Basic and diluted earnings per common share for the first three quarters of 2009 were $0.26 versus $0.90 for the first three quarters of 2008. The Company’s return on average assets for the first nine months of 2009 was 0.24% compared with a return of 0.70% for the same period in 2008. The Company’s return on average shareholders’ equity was 2.56% for the nine months ended September 30, 2009 versus 6.61% for the nine months ended September 30, 2008. The return on average tangible common equity was 2.49% for the nine months ended September 30, 2009, compared with 8.91% for the same period in 2008.

The following table presents selected financial results and measures for the first nine months of 2009 and 2008.

($ amounts in thousands)	Nine Months Ended September 30,
	2009	2008
Net Income	$2,793	$6,942
Average Assets	1,541,141	1,322,393
Average Shareholders’ Equity	145,997	140,297
Return on Average Assets	0.24%	0.70%
Return on Average Shareholders’ Equity	2.56%	6.61%
Return on Average Tangible Common Equity	2.49%	8.91%
Total Equity to Assets (end of period)	9.93%	10.66%
Tangible Common Equity to Tangible Assets (end of period)	8.15%	8.48%

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2009 increased $5.3 million, or 18.5%, to $33.7 million from $28.5 million from the nine months ended September 30, 2008. Total interest income was $4.5 million greater in the nine months ended September 30, 2009, compared with the same period in 2008. Most of the increase in interest income was due to increased interest and fees on loans, which was mainly attributable to increased volumes resulting from the merger. Total interest expense for the nine months ended September 30, 2009, decreased $742,000, or 3.3%, compared with the same period in 2008 due primarily to the overall decline in market interest rates between the periods. The Company’s net interest margin on a tax-equivalent basis for the nine months ended September 30, 2009, decreased to 3.27% compared with 3.31% in the nine months ended September 30, 2008. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 5.27% for the nine months ended September 30, 2009, from 5.83% for the nine months ended September 30, 2008. The average cost of interest-bearing liabilities decreased in the nine months ended September 30, 2009, to 2.33% from 2.49% for the nine months ended September 30, 2008.

The following tables present a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the nine months ended September 30, 2009 and 2008. Interest income on tax-exempt securities and loans is reported on a fully tax-equivalent basis assuming a 34% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs.

	Nine months ended September 30,
(in thousands)	2009			2008
	Average Balance	Interest Income (2) / Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average earning assets:
Loans (tax equivalent) (1)	$999,313	$44,633	5.97%	$828,823	$38,238	6.16%
Loan pool participations	93,716	1,707	2.44%	65,138	3,145	6.45%
Investment securities (tax equivalent)	333,561	11,024	4.42%	286,429	10,413	4.86%
Federal funds sold and interest-bearing balances	29,412	48	0.22%	14,506	324	2.98%

Total earning assets	$1,456,002	$57,412	5.27%	$1,194,896	$52,120	5.83%

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$454,578	$3,624	1.07%	$423,578	$4,469	1.41%
Time certificates of deposit	579,437	13,160	3.04%	557,997	12,856	3.08%

Total deposits	1,034,015	16,784	2.17%	981,575	17,325	2.36%

Federal funds purchased and repurchase agreements	46,634	359	1.03%	62,618	874	1.86%
Federal Home Loan Bank advances	154,047	4,115	3.57%	153,914	3,812	3.31%
Long-term debt and other	16,549	554	4.48%	10,718	543	6.77%

Total interest-bearing liabilities	$1,251,245	$21,812	2.33%	$1,208,825	$22,554	2.49%

Net interest income		$35,600			$29,566

Net interest margin (3)			3.27%			3.31%

(1)	Loan fees included in interest income are not material.
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income (computed on a tax-equivalent basis) divided by average total earning assets.

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

	Nine Months ended September 30, 2009 Compared to 2008 Increase/ (Decrease) Due to
	Volume	Rate	Net
	(in thousands)

Interest income from average earning assets:
Loans (tax equivalent)	$7,823	$(1,428)	$6,395
Loan pool participations	1,376	(2,814)	(1,438)
Investment securities (tax equivalent)	1,702	(1,091)	611
Federal funds sold and interest-bearing balances	332	(608)	(276)

Total income from earning assets	11,233	(5,941)	5,292

Interest expense from average interest-bearing liabilities:
Savings and interest-bearing demand deposits	323	(1,168)	(845)
Time certificates of deposit	482	(178)	304

Total deposits	805	(1,346)	(541)

Federal funds purchased and repurchase agreements	(224)	(291)	(515)
Federal Home Loan Bank advances	-	303	303
Long-term debt and other	295	(284)	11

Total expense from interest-bearing liabilities	876	(1,618)	(742)

Net interest income	$10,357	$(4,323)	$6,034

Interest income and fees on loans on a tax-equivalent basis increased $6.4 million, or 16.7%, over the first nine months of 2009, compared to the same period of 2008. Average loans were $170.5 million, or 20.6%, higher over the first nine months of 2009 compared with 2008, which contributed to the growth in interest income. The increase in average loan volume was primarily attributable to the merger. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The average rate on loans over the first nine months of 2009 was 5.97%, decreasing from 6.16% from the same period of 2008.

Interest and discount income on loan pool participations was $1.7 million for the first nine months of 2009 compared with $3.1 million for the same period of 2008. The net yield was lower in the first three quarters of 2009 than for 2008 primarily due to the increased average balance attributable to the merger and elevated charge-off levels in the portfolio as well as slowed collections, as borrowers saw their ability to refinance debt decline due to the continued tightness in the credit markets.

Interest income on investment securities on a tax-equivalent basis increased $611,000, or 5.9%, in the first three quarters of 2009 compared with the same period of 2008 mainly due to higher volume of securities in the portfolio as a result of the merger, offset in part by a lower yield in 2009. Interest income on investment securities totaled $11.0 million in the first nine months of 2009 compared with $10.4 million for the same period of 2008. The average balance for the first nine months of 2009 was $333.6 million versus $286.4 million for the same period in 2008. The tax-equivalent yield for the first nine months of 2009 was 4.42%, a decrease from 4.86% in the comparable period of 2008, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.

Interest expense on deposits was $541,000, or 3.1%, lower in the first nine months of 2009 compared with the same period in 2008 mainly due to the overall reduction in market interest rates on deposits throughout the markets in which we operate. The weighted average rate paid on interest-bearing deposits was 2.17% in the first three quarters of 2009 compared with 2.36% in the first three quarters of 2008. Average interest-bearing deposits for the first nine months of 2009 were $52.4 million greater compared with the same period in 2008 largely as a result of the merger.

Interest expense on borrowed funds was $201,000 lower in the nine months ended September 30, 2009 compared with the same period in 2008. Interest on borrowed funds totaled $5.0 million for the first nine months of 2009. Average borrowed funds for the first three quarters of 2009 were $10.0 million lower compared to the same period in 2008. The majority of the difference was due to interest paid on Federal Funds advances. Elimination of the purchase accounting benefit on FHLB advances related to the March 2008 merger in the first quarter of 2009 led to the weighted average rate on borrowed funds increasing marginally to 3.09% for the first three quarters of 2009 compared with 3.07% in the first three quarters of 2008.

Provision for Loan Losses

The Company recorded a provision for loan losses of $6.0 million for the first nine months of 2009 compared with a $1.7 million provision for the same period of 2008. Net loans charged off in the first three quarters of 2009 totaled $3.4 million compared with net loans charged off of $1.6 million in the first three quarters of 2008. The increase in the provision in the first nine months of 2009 compared with the same period in 2008 reflects the higher level of nonperforming loans, increased charge-offs, and general concerns with the overall economic environment. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2009; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, miscellaneous other income, and gains from the sale of investment securities held in the available for sale category. Total noninterest income was $180,000, or 2.0%, greater in the first three quarters of 2009 compared with the same period in 2008. The majority of the change between the periods is due to the merger, although mortgage origination fees increased by $1.4 million, or 174.7%, to $2.2 million through September 30, 2009 compared with $817,000 through September 30, 2008. Many of the loans originated during the first three quarters of 2009 were sold in the secondary market with servicing rights retained. This increase was partially offset by an increase of $1.4 million, or 253.1%, to $2.0 million from $567,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively, in other than temporary impairment losses on certain investment securities. Management’s strategic goal is for noninterest income to constitute 30% of total revenues over time.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2009 was $34.4 million, an increase of $8.0 million over the same period for 2008, primarily due to the merger, which led to significant increases in all noninterest expense categories. Salaries and benefits increased from $14.9 million during the nine months ended September 30, 2008, to $17.5 million during the nine months ended September 30, 2009, while occupancy and equipment expenses increased from $4.7 million during the nine months ended September 30, 2008, to $5.1 million during the nine months ended September 30, 2009. In addition to the proportionate increases attributable to the merger, the Company experienced a disproportionate increase in the FDIC expected assessment fee which increased from $334,000 for the nine months ended September 30, 2008, to $2.6 million for the nine months ended September 30, 2009. Professional fees increased from $927,000 to $2.6 million due to the transition of the Company from a privately-held company to an SEC-registered and NASDAQ listed company in connection with the merger.

Income Tax Expense

The Company realized an income tax benefit of $443,000 for the nine months ended September 30, 2009 compared with a $2.3 million income tax expense for the same period in 2008. The effective income tax rates as a percentage of income before taxes for the nine months ended September 30, 2009 and 2008 were -18.9% and 24.8%, respectively.

The effective tax rate varies from the statutory rate due to state taxes, the result of tax-exempt income on tax-exempt bonds, and the recognition of a tax benefit of approximately $330,000 on certain merger related expenses. Combined, these items drove the effective tax rate lower than for the same period in 2008.

FINANCIAL CONDITION

Total assets of the Company increased to $1.53 billion as of September 30, 2009 from $1.51 billion on December 31, 2008. This modest increase in assets resulted from an increase in investment securities partially offset by reductions in loans and loan pool participations. The increase was partially funded by the receipt of a $16.0 million investment from the Treasury pursuant to the CPP, which closed on February 6, 2009. Total deposits as of September 30, 2009 were $1.15 billion compared with $1.13 billion as of December 31, 2008, an increase of $24.6 million, primarily due to increased consumer deposits as a result of continued sales efforts by our associates.

Investment Securities

Investment securities available for sale totaled $354.7 million as of September 30, 2009. This was an increase of $82.3 million from December 31, 2008. The increase was primarily due to net purchases of $70.0 million during the period. Investment securities classified as held to maturity decreased to $7.5 million as of September 30, 2009 as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities, mortgage-backed securities and obligations of states and political subdivisions.

As of September 30, 2009, the Company owned $2.1 million of collateralized debt obligations that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. These debt securities had an original purchase cost of approximately $9.7 million and were rated investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate has deteriorated during 2008 and 2009, these debt securities have experienced cashflow problems, resulting in a significant decline in estimated market value and little to no pricing information available. Accordingly, at December 31, 2008, the Company performed an analysis that determined that $6.2 million of the original value was other than temporarily impaired, and the resulting charge was taken in the fourth quarter of 2008. In accordance with the Company’s April 1, 2009 adoption of the changes to FASB ASC Topic 320-10-65, the $5.2 million noncredit related portion of other-than-temporary impairment losses recognized in 2008 earnings ($3.3 million net of tax adjustments) was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. Due to continued credit deterioration in these securities, an additional pre-tax charge to earnings of $1.3 million was recorded in the third quarter of 2009. Management continues to monitor the values of these debt securities for purposes of determining other than temporary impairment in future periods given the instability in the financial markets and continues to obtain updated cash flow analysis as required.

Loans

Total bank loans (excluding loan pool participations and loans held for sale) decreased by $41.3 million, to $973.5 million as of September 30, 2009 as compared to December 31, 2008. The Company experienced a $3.6 million, or 1.2%, decrease in the commercial, financial and agricultural sector along with a $27.5 million, or 4.7%, decrease in real estate mortgage loans, which resulted from the significant refinancing activity seen during the first three quarters of 2009. Additionally, construction real estate decreased $4.5 million, or 4.5%, and loans to individuals decreased $0.9 million, or 3.7%. As of September 30, 2009 the Company’s bank loan (excluding loan pool participations) to deposit ratio was 84.4% compared with a year-end 2008 bank loan to deposit ratio of 89.9%. Management anticipates that the loan to deposit ratio will continue to decline in future periods. As of September 30, 2009, the Company’s largest category of bank loans was commercial real estate, which comprised 43% of the loan portfolio. Residential real estate was the next largest category at 26% of the portfolio, commercial loans were 19% and agricultural loans were 9% of total loans. The remainder of the portfolio consisted of consumer loans, which were 3% of total loans. All of these percentages relate to our direct loans and do not include loan pool participations. Included in commercial real estate are construction and development loans totaling approximately $70.6 million, or 7.2% of total loans, and $90.4 million, or 9.3% of total loans, related to farmland.

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

Loan Pool Participations

As of September 30, 2009, the Company had loan pool participations, net, totaling $88.7 million, down from $92.9 million at December 31, 2008. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne had engaged in this activity since 1988, and the Company continued this line of business following the merger. Management has identified a target range for loan pool participation balances of between $90.0 million and $110.0 million, and continues to be active in bidding on new pools as they become available. The most recently purchased pools have performed well and management believes the business still has merit over the long term. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The Company acquired one new loan pool participation during the third quarter of 2009 in the amount of $6.2 million. As of September 30, 2009, the categories of loans by collateral type in the loan pools were commercial real estate - 55%, commercial loans - 8%, agricultural and agricultural real estate – 11%, single-family residential real estate - 12% and other loans - 14%. The Company has minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans.

The loans in the pools provide some geographic diversification to the Company’s balance sheet. As of September 30, 2009, loans in the southeast region of the United States represented approximately 39% of the total. The northeast was the next largest area with 33%, the central region with 19%, the southwest region with 8% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 18% of the basis total, with the next highest state level being Ohio at 12% and then Colorado and Pennsylvania both at approximately 7%. As of September 30, 2009, approximately 54% of the loans were contractually current or less than 90 days past-due, while 46% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 46% contractually past-due includes loans in litigation and foreclosed property. As of September 30, 2009, loans in litigation totaled approximately $16.0 million, while foreclosed property was approximately $9.3 million. As of September 30, 2009, the Company’s investment basis in its loan pool participations was approximately 48.7% of the “face” amount of the underlying loans.

Other Intangible Assets

Other intangible assets decreased to $12.5 million as of September 30, 2009 from $13.4 million as of December 31, 2008 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible. The following table summarizes the amounts and carrying values of intangible assets as of September 30, 2009.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
		(in thousands)

September 30, 2009
Other intangible assets:
Mortgage servicing rights	$321	$292	$29
Insurance agency intangibles	1,320	197	1,123
Core deposit premium	5,433	1,426	4,007
Trade name intangible	7,040	-	7,040
Customer list intangible	330	44	286

Total	$14,444	$1,959	$12,485

Deposits

Total deposits as of September 30, 2009 were $1.15 billion compared with $1.13 billion as of December 31, 2008, an increase of $24.6 million. Certificates of deposit were the largest category of deposits at September 30, 2009 representing approximately 50.0% of total deposits. Total certificates of deposit were $576.2 million at September 30, 2009, up $20.0 million, or 3.6%, from $556.3 million at December 31, 2008. Included in total certificates of deposit at September 30, 2009 was $26.9 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $8.7 million, or 47.8%, from the $18.2 million at December 31, 2008. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit. Approximately 82.7% of the Company’s total deposits are considered “core” deposits.

Federal Home Loan Bank Advances

FHLB advances totaled $137.0 million as of September 30, 2009 compared with $158.8 million as of December 31, 2008. The Company utilizes FHLB advances as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.

Long-term Debt

Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.6 million as of September 30, 2009, unchanged from December 31, 2008. These junior subordinated debentures were assumed by the Company from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at the Company’s option on the fifth anniversary of the date of issuance. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder.

Nonperforming Assets

The Company’s nonperforming assets totaled $19.1 million as of September 30, 2009, up $2.9 million compared to December 31, 2008. This increase was due to increases in other real estate owned of $1.6 million coupled with an increase in nonperforming loans of $1.2 million. The balance of other real estate owned at September 30, 2009 was $2.6 million compared to $1.0 million at year-end 2008. Nonperforming loans totaled $16.5 million (1.69% of total bank loans) as of September 30, 2009, compared to $15.2 million (1.50% of total bank loans) as of December 31, 2008. All nonperforming loan totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming loans and nonperforming assets as of September 30, 2009 compared with December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Impaired loans and leases:
Nonaccrual	$12,263	$11,785
Restructured	2,208	424

Total impaired loans and leases	14,471	12,209
Loans and leases past due 90 days and more and still accruing interest	2,007	3,024

Total nonperforming loans	16,478	15,233
Other real estate owned	2,608	996

Total nonperforming assets	$19,086	$16,229

The nonperforming loans consisted of $12.3 million in nonaccrual loans, $2.2 million in troubled debt restructures and $2.0 million in loans past due 90 days or more and still accruing. This compares with $11.8 million, $0.4 million and $3.0 million, respectively, as of December 31, 2008. The Company experienced a $1.8 million increase in restructured loans, which grew from $0.4 million at December 31, 2008 to $2.2 million at September 30, 2009. This increase stems from the restructuring of nine customer loans, two commercial loans totaling $0.5 million, one residential real estate loan totaling $0.1 million and five commercial real estate loans totaling $1.6 million. During the same period, however, loans and leases past due 90 days or more and still accruing interest decreased by $1.0 million from $3.0 million at December 31, 2008 to $2.0 million at September 30, 2009. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $11.2 million as of September 30, 2009 compared with $10.8 million as of December 31, 2008. Other real estate owned totaled $2.6 million as of September 30, 2009 and $1.0 million at December 31, 2008.

All of the other real estate property was acquired through foreclosures and the Company is actively working to sell all properties held as of September 30, 2009. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.

Allowance for Loan Losses

The Company’s allowance for loan losses as of September 30, 2009 was $13.5 million, which was 1.39% of total bank loans (excluding loan pools) as of that date. This compares with an allowance for loan losses of $11.0 million as of December 31, 2008, which was 1.08% of total bank loans. Gross charge-offs for the first three quarters of 2009 totaled $3.6 million, while recoveries of previously charged-off loans totaled $165,000. Annualized net loan charge offs to average bank loans as of September 30, 2009 was 0.47% compared to 0.50% for the year ended December 31, 2008. As of September 30, 2009, the allowance for loan losses was 80.6% of nonperforming bank loans compared with 72.1% as of December 31, 2008. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2009, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Changes in the allowance for loan losses for the nine months ended September 30, 2009 and twelve months ended December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Balance at beginning of year	$10,977	$5,466
Provision for loan losses	5,975	4,366
Recoveries on loans previously charged off	165	589
Loans charged off	(3,611)	(4,922)
Allowance from acquired bank	-	5,478

Balance at end of period	$13,506	$10,977

The Company changed the economic factor portion of the Allowance for Loan Losses (“ALLL”) calculation in the third quarter of 2009. We noted that our annualized year-to-date charge-off history in the commercial, consumer and residential/home equity loan types was higher than our historical five year average. The historical charge-off portion is one of six factors used in making up our pass percentage factor for each loan type. In order to compensate for the increased charge-off factors for the loan types noted above, the Company increased the economic factor component of the commercial and consumer loan types by 10 basis points and the residential/home equity loan types by 5 basis points. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450 (FAS 114 and FAS 5). All classified loans are reviewed for impairment per FASB ASC Topic 310 (FAS 114).

The Company currently tracks the loan to value (LTV) ratio of loans in its portfolio, and those loans in excess of internal and supervisory guidelines are presented to MidWestOne Bank’s Board of Directors on a quarterly basis. At September 30, 2009 there were nine owner occupied 1-4 family loans with a LTV of 100% or greater. In addition, there are 50 home equity lines of credit without credit enhancement that have LTV of 100% or greater. The Company has the first lien on 11 of these equity lines and other financial institutions have the first lien on the remaining 39.

The Company monitors and reports its troubled debt restructuring on a quarterly basis. At September 30, 2009, reported troubled debt restructurings are not a material portion of the loan portfolio. Management reviews loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to loan review for inclusion in the allowance for loan loss calculation.

Capital Resources

Total shareholders’ equity was 9.93% of total assets as of September 30, 2009 and was 8.64% as of

December 31, 2008. Tangible common equity to tangible assets was 8.15% as of September 30, 2009 and 7.81% as of December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 12.50% as of September 30, 2009 and was 10.24% as of December 31, 2008. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company’s total common shareholders’ equity plus the trust preferred security. Management believed that, as of September 30, 2009, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock. On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury pursuant to the Capital Purchase Program (‘CPP’). The preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to the Company’s Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods.

In connection with the CPP, the Company also issued to the U.S. Treasury a warrant exercisable for 198,675 shares of Company common stock. The warrant entitles the U.S. Treasury to purchase 198,675 shares of common stock at $12.08 per share at any time on or before February 6, 2019. If the Company issues common stock, or another security that qualifies as Tier 1 capital, in exchange for aggregate gross proceeds of at least $16.0 million or more prior to December 31, 2009, the number of common shares underlying the warrant will be reduced by one-half to 99,338 shares. If the Company repays the U.S. Treasury’s investment in full, the Company would be permitted to redeem the warrant issued to the U.S. Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the U.S. Treasury.

On January 22, 2009, options for 26,000 shares were granted to certain directors and officers while 9,900 restricted stock units were also granted to certain directors and officers. During the third quarter of 2009, 131 shares were issued in connection with the vesting of previously awarded grants of restricted stock units. On October 22, 2009, the Company’s Board of Directors declared a quarterly dividend for the fourth quarter of 2009 of $0.05 per common share, which is consistent with the dividend per common share paid in the third quarter of 2009.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total capital to risk weighted assets
Consolidated	$167,851	13.76%	$97,607	8.00%	N/A	N/A
MidWestOne Bank	154,288	12.68%	97,314	8.00%	$121,642	10.00%
Tier 1 capital to risk weighted assets
Consolidated	152,470	12.50%	48,804	4.00%	N/A	N/A
MidWestOne Bank	139,077	11.43%	48,657	4.00%	72,985	6.00%
Tier 1 capital to average assets
Consolidated	152,470	9.91%	61,534	4.00%	N/A	N/A
MidWestOne Bank	139,077	9.09%	61,231	4.00%	76,538	5.00%

December 31, 2008:
Total capital to risk weighted assets
Consolidated	$144,011	11.27%	$102,250	8.00%	N/A	N/A
MidWestOne Bank	127,092	10.05%	101,168	8.00%	$126,460	10.00%
Tier 1 capital to risk weighted assets
Consolidated	130,896	10.24%	51,125	4.00%	N/A	N/A
MidWestOne Bank	113,977	9.01%	50,584	4.00%	75,876	6.00%
Tier 1 capital to average assets
Consolidated	130,896	8.72%	60,044	4.00%	N/A	N/A
MidWestOne Bank	113,977	7.60%	59,988	4.00%	74,985	5.00%

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $27.3 million as of September 30, 2009, compared with $32.9 million as of December 31, 2008. Investment securities classified as available for sale, totaling $354.7 million and $272.4 million as of September 30, 2009 and December 31, 2008, respectively, could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains unsecured lines of credit with several correspondent banks, the Federal Reserve Bank discount window, and the Federal Home Loan Bank of Des Moines that would allow it to borrow federal funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2009 to meet the needs of borrowers and depositors.

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

As of September 30, 2009, the Company had $15.6 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of September 30, 2009, outstanding commitments to extend credit totaled approximately $174.8 million.

Commitments under standby and performance letters of credit outstanding aggregated $4.3 million as of September 30, 2009. The Company does not anticipate any losses as a result of these transactions.

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

In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008 and continued during the first three quarters of 2009, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

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

Net cash inflows from operating activities were $16.7 million in the first three quarters of 2009, compared with $5.8 million in the first three quarters of 2008. Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a source of inflow for the first three quarters of 2009, as was a net change in other assets of $2.5 million.

Net cash outflows from investing activities were $32.5 million in the nine months ended September 30, 2009, compared to net cash outflows of $33.4 million in the comparable nine-month period of 2008. In the first nine months of 2009, securities transactions accounted for a net outflow of $69.4 million, and net principal received on loans accounted for net inflows of $35.7 million. Cash inflows for loan pool participations were $4.2 million during the first three quarters of 2009 compared to a $10.0 million outflow during the same period of 2008.

Net cash provided by financing activities in the first nine months of 2009 was $10.1 million. Included in this amount is the $16.0 million that we received from our issuance of shares of senior preferred stock and a warrant to purchase common stock to the U.S. Treasury pursuant to the Capital Purchase Program. The largest cash outflow from financing activities in the first three quarters of 2009 consisted of $21.0 million in net repayment of Federal Home Loan Bank advances. The largest financing cash inflow during the nine months ended September 30, 2009 was the $24.6 million increase in deposits. Cash inflows from financing activities in the first three quarters of 2008 were $20.6 million, which included net increases in deposits and FHLB advances of $7.5 million and $15.6 million, respectively. In the same period of 2008, Fed Funds purchased increased $3.8 million.

To further mitigate liquidity risk, the Company’s subsidiary bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include - volume concentration (percentage of liabilities), cost, volatility, and the fit with the current Asset/Liability management plan. These acceptable sources of liquidity include:

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

FHLB Advances:

FHLB advances provide both a source of liquidity and long-term funding for the subsidiary bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the subsidiary bank. Factors that are taken into account when contemplating use of FHLB advances are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB advance limit is 25% of total assets. Currently, the subsidiary bank has a $256.7 million advance limit with $137.0 million in outstanding advances, leaving $119.7 million available for liquidity needs. These advances are secured by various real estate loans (residential, commercial and agricultural).

Brokered Repurchase Agreements:

Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2009.

Federal Reserve Bank Discount Window:

The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The subsidiary bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. Currently, the subsidiary bank owns municipal securities with an approximate market value of $14.2 million available for liquidity purposes.

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

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits, and the rates and volumes of its loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents the Company’s projected changes in net interest income for the various interest rate shock levels at September 30, 2009.

Analysis of Net Interest Income Sensitivity

(dollars in thousands)	Immediate Change in Rates
	-200	-100	+100	+200
September 30, 2009
Dollar change	$1,374	$1,499	$(718)	$(1,403)
Percent change	2.84%	3.10%	-1.49%	-2.90%

December 31, 2008
Dollar change	$847	$762	$(351)	$(864)
Percent change	1.67%	1.50%	-0.70%	-1.71%

As shown above, at September 30, 2009, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease the Company’s net interest income by approximately $1.4 million. The effect of a ramped 200 basis point decrease in rates would increase the Company’s net interest income by approximately $1.4 million. An increase in interest rates would cause more of the Company’s interest-bearing liabilities to reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would cause an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. However, in this current low rate environment, many of the interest-bearing liabilities could not be decreased by another 200 basis points, thereby causing a decrease in net interest income as earning asset yields fall. To mitigate this effect, interest rate floors have been placed on many of the loans.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions the Company could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of the Company’s management, including the chief executive officer and the chief financial officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, the Company’s chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

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

Cautionary Note Regarding Forward-Looking Statements

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements, which speak only as of the date of this document and are based on current expectations and involve a number of assumptions. These include, among other things, statements regarding future results or expectations. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. The Company’s ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors that could cause actual results to differ from those set forth in the forward-looking statements or that could have a material effect on the operations and future prospects of the Company include, but are not limited to: (1) the strength of the local and national economy; (2) changes in interest rates, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (3) the loss of key executives or employees; (4) changes in the quality and composition of the Company’s loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s respective market areas; implementation of new technologies; ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines; (5) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; and (6) other risk factors detailed from time to time in filings made by the Company with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. The Company believes that there are no threatened or pending proceedings against the Company or its subsidiaries, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its equity securities during the quarter covered by this report. As of September 30, 2009, the Company did not have in effect an approved share repurchase program.

As discussed above, on February 6, 2009, the Company consummated the sale of $16.0 million of senior preferred stock to the United States Department of the Treasury pursuant to the Capital Purchase Program. The terms of the senior preferred stock place certain restrictions on the Company’s ability to pay dividends on its common stock. First, no dividends on the Company’s common stock may be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full. Second, until the third anniversary of the date of Treasury’s investment, the Company may not increase the dividends paid on its common stock beyond $0.1525 per share without first obtaining the consent of Treasury.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated: November 6, 2009	By:	/S/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

	By:	/S/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer