Form 10-K
period 2009-12-31
MidWestOne Financial Group, Inc.
filed 2010-03-08
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from            to

Commission File Number: 333-147628

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54.7 million.

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 1, 2010, was 8,605,333.

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc., to be held on April 22, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MIDWESTONE FINANCIAL GROUP, INC.

Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS.

General

MidWestOne Financial Group, Inc. (“MidWestOne” or the “Company,” which is also referred to herein as “we,” “our” or “us”) is an Iowa corporation incorporated in 1983, a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act of 1999. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240.

We operate primarily through our bank subsidiary—MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa—and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through three offices located in central and east-central Iowa.

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

Merger of Equals Transaction

On March 14, 2008, we consummated a merger-of-equals transaction with the former MidWestOne Financial Group, Inc., Oskaloosa, Iowa (“Former MidWestOne”), pursuant to and in accordance with the Agreement and Plan of Merger dated as of September 11, 2007 (the “Merger”). Prior to the Merger, we operated under the name “ISB Financial Corp.” As a result of the Merger, Former MidWestOne merged with and into the Company and ceased to exist as a legal entity, and we changed our name from ISB Financial Corp. to MidWestOne Financial Group, Inc. All references in this document to the “Company” and “MidWestOne” refer to the surviving organization in the Merger.

Prior to the Merger, Former MidWestOne’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The Nasdaq Stock Market LLC under the ticker symbol “OSKY.” Prior to the Merger, our common stock was not listed on any national securities exchange and was not registered under the Exchange Act, and thus we were not subject to the periodic reporting requirements of the Exchange Act. In connection with the Merger, we filed a registration statement on Form S-4 to register the shares of our common stock to be issued to the holders of Former MidWestOne common stock in the Merger pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and received approval to list our common stock on The Nasdaq Stock Market LLC under the ticker symbol “MOFG.”

For accounting purposes, we were deemed to be the acquirer in the Merger. Accordingly, the financial information herein for years prior to December 31, 2008 is the information for the Company (formerly ISB Financial Corp.) prior to the Merger and does not include financial information for the Former MidWestOne.

Prior to the Merger, we operated primarily through two bank subsidiaries—Iowa State Bank & Trust Company, Iowa City, Iowa, and First State Bank, Conrad, Iowa—and Former MidWestOne operated primarily through its bank subsidiary, MidWestOne Bank, Oskaloosa, Iowa, MidWestOne Insurance Services, Inc., and MidWestOne Investment Services, Inc., through which Former MidWestOne offered retail brokerage and financial planning services.

Initially following the Merger, we continued operating through our three bank subsidiaries—Iowa State Bank & Trust Company, First State Bank and MidWestOne Bank—but in August 2008 consolidated the three bank subsidiaries under the charter of Iowa State Bank & Trust Company and renamed the surviving bank “MidWestOne Bank.” The operations of MidWestOne Investment Services also have been transferred to MidWestOne Bank and MidWestOne Investment Services has been dissolved; the brokerage and financial planning services previously offered by MidWestOne Investment Services are now offered directly through MidWestOne Bank. All references herein to “MidWestOne Bank” or the “Bank” are to the surviving bank subsidiary; references to “Former MidWestOne Bank” are to the bank subsidiary of the Former MidWestOne as it existed prior to the Merger. MidWestOne Bank continues to offer substantially the same services provided by the three bank subsidiaries prior to the Merger and the subsequent bank charter consolidation.

Operating Strategy

Our operating strategy is based upon a sophisticated community banking model delivering a complete line of financial products and services while following five guiding principles: hire and retain excellent employees; take care of our customers; conduct business with the utmost integrity; work as one team; and learn constantly so we can continually improve.

Management believes the personal and professional service offered to customers provides an appealing alternative to the “megabanks” that have resulted from large out-of-state national banks acquiring Iowa-based community banks. While we employ a community banking philosophy, we believe that our size, combined with our complete line of financial products and services, is sufficient to effectively compete in our relevant market areas. To remain price competitive, management also believes that we must manage expenses and remain disciplined in our asset/liability management practices.

Market Areas

Our principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is strategically situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 21,000 undergraduate students and 9,000 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 680-bed comprehensive academic medical center and regional referral center with more than 760 staff physicians and dentists, 480 resident physicians and dentists and 180 fellow physicians and 1,565 nurses. The city of Iowa City has a total population of approximately 63,000 and the Iowa City MSA has a total population of approximately 140,000. Iowa City is the sixth largest city in the state of Iowa. According to the FDIC, as of June 30, 2009, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 17.5%.

MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa. According to the FDIC, in nine of those 15 counties, MidWestOne Bank held between 8% and 25% of the deposit market share. In another county, MidWestOne Bank held 42% of the deposit market share.

Lending Activities

General

We provide a range of commercial and retail lending services to businesses, individuals and government agencies. These credit activities include commercial, financial and agricultural loans; real estate construction loans; commercial and residential real estate loans; and consumer loans.

We market our services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the business communities in which we operate. Through professional service, competitive pricing and innovative structure, we have been successful in attracting new lending customers. We also actively pursue consumer lending opportunities. With convenient locations, advertising and customer communications, we believe that we have been successful in capitalizing on the credit needs of our market areas.

Our management emphasizes credit quality and seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. We have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow, interest rate and credit history of the borrower.

Commercial, Financial and Agricultural Loans

Commercial and Financial. We have a strong commercial loan base. We focus on, and tailor our commercial loan programs to, small- to mid-sized businesses in our market areas. Our loan portfolio includes loans to wholesalers, manufacturers, contractors, business services companies and retailers. We provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

Our commercial and financial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2009, commercial and financial loans comprised approximately 21% of our total loan portfolio.

Agricultural Loans. Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 10% of our total loan portfolio at December 31, 2009.

Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.

Our agricultural lenders work closely with our customers, including companies and individual farmers, and review the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least once annually. We also work closely with governmental agencies to help agricultural customers obtain credit enhancement products such as loan guarantees or interest rate assistance.

Real Estate Loans

Construction Loans. We offer loans both to individuals that are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are in-market to known and established borrowers. Construction loans generally have a short term, such as one to two years. As of December 31, 2009, construction loans constituted approximately 8% of our total loan portfolio.

Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2009, we had $552.1 million in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 57% of our total loan portfolio.

Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 25% of our total loan portfolio at December 31, 2009. Included in this category of loans are home equity loans made to individuals. As long-term interest rates remained at relatively low levels during 2008 and 2009, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio but sell most long-term loans to other parties while retaining servicing rights on the majority of those. We also perform loan servicing activity for third parties. At December 31, 2009, we serviced approximately $193.6 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.

We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. As of December 31, 2009, commercial and agricultural real estate loans constituted approximately 42% of our total loan portfolio.

Consumer Lending

Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2009, consumer and other loans comprised only 4% of our total loan portfolio.

Loan Pool Participations

We hold in our portfolio a significant amount of participation interests in pools of loans that are owned and serviced by States Resources Corporation, a third-party loan servicing organization located in Omaha, Nebraska (the “Servicer”). We do not have any ownership interest in or control over the Servicer. The loans in those pools are purchased at varying discounts to their outstanding principal amount. Former MidWestOne began the program of acquiring participation interests from the Servicer in 1988 and we have continued with this program since the Merger (although these loan participations constitute a smaller percentage of our total loan portfolio than they did of Former MidWestOne’s total loan portfolio).

The Servicer generally acquires the underlying loans from large nonaffiliated banking organizations and from the FDIC when it auctions off assets of failed financial institutions for which it has been appointed receiver. Thus, the purchased loan pools generally consist of loans that were originated throughout the United States. The sellers of the loans generally offer the loans through a sealed bid auction. A sealed bid auction requires each bidder to submit a confidential bid on the subject loan pool, with the loan pool being awarded to the highest bidder. If the Servicer is the winning bidder in an auction, it acquires the loans without recourse against the sellers and, accordingly, the risk of noncollectibility for the participation interest purchased by MidWestOne is, for the most part, assumed by MidWestOne.

Each pool of loans in which we acquire a participation interest has a different composition and different characteristics. The pools in which we currently own a participation interest are comprised primarily of performing, past-due and nonperforming loans secured by commercial real estate and other commercial assets. The price bid and paid for such a loan pool is determined based on the credit quality of the loans in the particular pool, the amounts the Servicer believes can be collected on such pool and the risks associated with the collection of such amounts.

In considering an investment in a loan pool, the Servicer generally evaluates the loans underlying the pool being auctioned and makes recommendations to us concerning the creditworthiness of the borrowers of the underlying loans. The Servicer performs a comprehensive analysis of the loan pool in an attempt to ensure proper valuation and adequate safeguards in the event of default. In many cases, substantial uncertainties may exist regarding the collectibility of the various loans in the pool. We make our own decisions whether or not to participate in a particular loan pool that has been recommended by the Servicer based on our experience with the various categories and qualities of the underlying loans.

Upon the acquisition of a participation interest in a loan pool, we assume the risk, to the extent of our participation interest, that the Servicer will be unable to recover an amount equal to the purchase price plus the carrying costs, if any, and collection costs on such accounts. The extent of such risk is dependent on a number of factors, including the Servicer’s ability to locate the debtors, the debtors’ financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the Servicer’s ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructuring.

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

Loan pool participations are shown on our balance sheet as a separate asset category; they are not included within the loan balance on our balance sheet. The original carrying value of loan pool participation interests represents the discounted price paid by us to acquire our participation interests in various loan pools purchased by the Servicer. Our investment balance with respect to the participation interest is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to us.

Loan pools are accounted for in accordance with the provisions of ASC Topic 310 (Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. According to ASC Topic 310, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan is accounted for on nonaccrual status applying cash basis income recognition to the loan.

In each case, where changed circumstances or new information lead the Servicer to believe that collection of the loan or recovery of the basis through collateral would be less than originally determined, the cost basis assigned to the loan is written down or written off through a charge against discount income. The Servicer and MidWestOne representatives continually evaluate at least quarterly the collectibility of the loans and the recovery of the underlying basis. On a quarterly basis, those loans that are determined to have a possible recovery of less than the assigned basis amount are placed on a “watch list.” The amount of basis exceeding the estimated recovery amount on the “watch list” loans is written off by a charge against discount income.

Interest income and discount on loan pool participations that we record is net of collection expenses incurred by the Servicer and net of the servicing fee and share of recovery profit paid to the Servicer. Collection expenses include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses. Under the terms of our agreement with the Servicer, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investor’s required return on investment on each individual loan pool. The Servicer’s percentage share of recovery profit is linked to a ten-tier index and ranges from zero to 27 percent depending upon the return on investment achieved. The investor’s minimum required return on investment is based on the two-year treasury rate at the time a loan pool is purchased plus four percent. For every one percent increase obtained over the investor’s minimum required return, the Servicer percentage moves up one tier level. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share of the recovery profit. Discount income is added to interest income and reflected as one amount on our consolidated statements of operations.

The Servicer provides us with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. The Servicer also provides aging reports and “watch lists” for the loan pools. Monthly meetings are held between our representatives and representatives of the Servicer to review collection efforts and results, to discuss future plans of action and to discuss potential opportunities. Additionally, our personnel and the Servicer’s personnel communicate on almost a daily basis to discuss various issues regarding the loan pools. Our representatives visit the Servicer’s operation on a regular basis; and our loan review officer and internal auditor perform asset reviews and audit procedures on a regular basis.

Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2009, such cost basis was $85.2 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $179.3 million. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.

As part of the ongoing collection process, the Servicer may, from time to time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the Servicer as “real estate owned” for a period of time until it can be sold. Because our investments in loan pools are classified separately from our loan portfolio, we do not include the real estate owned that is held by the Servicer with the amount of any other real estate that we may hold directly as a result of our own foreclosure activities.

The underlying loans in the loan pool participations include both fixed-rate and variable-rate instruments. No amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying our loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Our management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the fair value of its investment in loan pool participations.

Other Products and Services

Deposit Products

We believe that we offer competitive deposit products and programs that address the needs of customers in each of the local markets served. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include noninterest bearing and interest bearing demand deposits, savings accounts, money market accounts and time certificates of deposit.

Trust and Investment Services

We offer trust and investment services in our market areas to help its business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.

Insurance Services

Through our insurance subsidiary, MidWestOne Insurance Services, Inc., we offer property and casualty insurance products to individuals and small businesses in markets that we service.

Liquidity and Funding

A discussion of our liquidity and funding programs has been included in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under “Liquidity,” and ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK under “Liquidity Risk.”

Competition

We encounter competition in all areas of our business pursuits. To compete effectively, grow our market share, maintain flexibility and keep pace with changing economic and social conditions, we continuously refine and develop our products and services. The principal methods of competing in the financial services industry are through service, convenience and price.

The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other financial-related services. Our offices in central and east-central Iowa compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over us in providing certain services. As of December 31, 2009, there were approximately 91 other banks having 341 offices or branches operating within the 15 counties in which we have locations. Based on deposit information collected by the FDIC as of June 30, 2009, we maintained approximately 9.4% of the bank deposits within the 15 counties in which we operate. New competitors may develop that are substantially larger and have significantly greater resources than us. Currently, major competitors in some of our markets include Wells Fargo Bank, U.S. Bank, Regions Bank, Hills Bank and Trust and Marion County Bank.

We also face competition with respect to our investments in loan pool participations. Our financial success to date regarding loan pools is largely attributable to the Servicer’s ability to determine which loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer’s ability to collect on the underlying assets. Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers. There is no assurance that we, through the Servicer, will be able to bid successfully in the future. Certain of our existing competitors are substantially larger and have significantly greater financial resources than us. Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by us. In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer’s procedures. The emergence of such competition could have a material adverse effect on our business and financial results. We expect that our success in the future will depend more on the performance of MidWestOne Bank and MidWestOne Insurance Services and less on the investments in loan pool participations.

Employees

As of December 31, 2009, we had 406 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

Company Website

We maintain an internet website for MidWestOne Bank at www.midwestone.com. We will make available, free of charge, on this website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on our business. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for our operations and those of our subsidiaries and is intended primarily for the protection of FDIC-insured deposits and depositors of the Bank, rather than shareholders. In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

The following is a summary of the material elements of the regulatory framework that currently applies to the Company and our subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices. At this time, we are unable to determine whether any of these proposals will be adopted as proposed. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on our business and the business of our subsidiaries.

The Company

General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are also required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and our subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have elected (and the Federal Reserve has accepted our election) to operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2009, we had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008. Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program. On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These requirements are discussed in more detail in the Compensation Discussion and Analysis section in our proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on February 6, 2009, we entered into a Letter Agreement with Treasury, pursuant to which we issued: (i) 16,000 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A; and (ii) a warrant to purchase 198,675 shares of our common stock, par value $1.00 per share, for an aggregate purchase price of $16.0 million in cash. Our federal regulators and the Treasury’s Office of the Inspector General maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution. Additionally, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of our earnings, capital adequacy and financial condition. In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP. As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if: (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Furthermore, with respect to our participation in the CPP, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid by us unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.

Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC. This one-time special assessment was imposed on institutions in the second quarter, and was collected on September 30, 2009. Pursuant to the final rule, the FDIC imposed on the Bank a special assessment in the amount of $0.7 million, which was due and payable on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $9.2 million in prepaid assessments. The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FDIC Temporary Liquidity Guarantee Program. In conjunction with Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for noninterest bearing and certain low-interest bearing transaction accounts maintained at FDIC insured institutions. All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009. On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010. Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system. The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program. As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, is incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2009, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2009, the Bank paid supervisory assessments to the Iowa Superintendent totaling $118,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. Under federal regulations, the Bank is subject to the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under FDIC regulations, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2009: (i) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (ii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009. As of December 31, 2009, approximately $22.4 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Special Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. We and our representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “plans”, “intend”, “project”, “estimate’, “forecast”, “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings;

•	our management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;

•

changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;

•	fluctuations in the value of our investment securities;

•	governmental monetary and fiscal policies;

•

legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverages;

•	the ability to attract and retain key executives and employees experienced in banking and financial services;

•	the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;

•	our ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;

•

the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market or elsewhere or providing similar services;

•	the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and

•	other factors and risks described under “RISK FACTORS” herein.

We qualify all of our forward-looking statements by the foregoing cautionary statements. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of our future results.

ITEM 1A.	RISK FACTORS.

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.

The United States has been in a recession since December, 2007. Business activity across a wide range of industries and regions is greatly reduced, and many businesses are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets. Likewise, many local governments are experiencing lower tax revenues, impacting their ability to cover costs. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008 and most of 2009, the financial services industry and the securities markets have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.

As a result of this economic downturn, many lending institutions, including the Bank, have experienced declines in the performance of their loans, including commercial loans, commercial and residential real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. There is also the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Overall, during the last two years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions materially improve, we expect our business, financial condition and results of operations to be adversely affected.

Interest rates and other conditions impact our results of operations.

Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented at “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” included under ITEM 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Our business is concentrated in and largely dependent upon the continued growth and welfare of the Iowa City and Oskaloosa markets and other markets in eastern and central Iowa.

We operate primarily in the Iowa City and Oskaloosa, Iowa, markets and their surrounding communities in eastern and central Iowa and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Iowa economy and real estate market has not suffered as badly as other areas of the United States during the recession that has prevailed since at least December 2007, they are not immune to the challenging economic conditions that are harming the United States and world economies.

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

A significant portion of MidWestOne Bank’s loan portfolio consists of commercial loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and commercial real estate loans, MidWestOne Bank is also active in residential mortgage and consumer lending. Should the economic climate worsen, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.

Commercial, financial and agricultural loans make up a significant portion of our loan portfolio.

Commercial, financial and agricultural loans were $303.6 million, or approximately 31% of our total loan portfolio, as of December 31, 2009. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a continued decline in the United States economy could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Our loan portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $404.6 million, or approximately 42% of our total loan portfolio, as of December 31, 2009. Of this amount, $124.8 million, or approximately 31%, are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses in consultation with the credit officers of MidWestOne Bank and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2009, our allowance for loan losses as a percentage of total gross loans was 1.44% and as a percentage of total nonperforming loans was approximately 100.6%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

We have investments in pools of performing and nonperforming loans that comprise a material component of our assets and generate substantial interest income with yields that may fluctuate considerably resulting in inconsistent profitability from period to period.

As of December 31, 2009, approximately 6% of our earning assets were invested in loan pools, and approximately 2% of our gross total revenue was derived from the loan pools. These loan pools represent a mixture of performing, subperforming and nonperforming loans. As of December 31, 2009, our loan pool investment of $85.2 million consisted of loans secured by commercial real estate (55.8%), commercial operating (8.6%), single-family residential real estate (11.0%), agricultural real estate (10.6%) and other loans (14.0%). The loan pool investment is a “nontraditional” activity that has historically provided us and our predecessor entities with a higher return than typical loans and investment securities. The return on investment in loan pools and the effect on profitability can be unpredictable due to fluctuations in the balance of loan pools and collections from borrowers by the loan pool servicer. Loan pool balances are affected by the ability to purchase additional loan pools to maintain the level of investment and by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Purchases of new loan pools are subject to many factors that are outside our control, including: availability, competition, credit and performance quality of assets offered for sale, asset size and type, and the economic and interest rate environment. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower’s financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, could affect our return on loan pool investments.

Although we do not seek to purchase consumer or consumer real estate loans characterized as subprime or Alt-A credits, because the purchase of these assets is on a pool basis, we have acquired some subprime loans as characterized by borrowers or guarantors having FICO scores below 640. Consumer-based paper makes up approximately 12.0% of our loan pool investment and, as of December 31, 2009, approximately 0.3% of the basis amount of our loan pool investment represented subprime credit. Because we do not originate the consumer-based loans that may be characterized as Alt-A, and because of the nature of the information provided to us with respect to any Alt-A loans in the loan pools, we are not able to verify the basis amount of our loan pool investment that represents Alt-A credit. Loans that are characterized as subprime and, to a lesser extent, Alt-A carry a higher risk of default by the underlying borrowers than other types of loans, which could affect the value of the overall loan pool investment.

Our planned pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, including through the FDIC-assisted transactions, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. In February 2009, we received a capital investment of $16.0 million under the U.S. Treasury’s Capital Purchase Program. However, we may at some point need to raise additional capital to support our growth plans and in this regard recently filed a universal shelf-registration statement registering for future sale up to $25 million of securities that places us in a position to raise capital if the need were to arise or if an attractive opportunity were presented. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.

Although we do not have any current definitive plans to do so, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, including through FDIC-assisted transactions, or by opening new branches. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

To the extent that we grow through acquisitions or branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Since late 2007, and particularly during the second half of 2008 and most of 2009, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

As a result, we rely more on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. With authority granted under these laws, the U.S. Treasury has proposed a financial stability plan that is intended to:

•	invest in financial institutions and purchase troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets;

•	temporarily increase the limit on FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2013; and

•	provide for various forms of economic stimulus, including assisting homeowners restructure and lower mortgage payments on qualifying loans.

Numerous other actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that has followed the subprime mortgage crisis that commenced in 2007, including the financial stability plan adopted by the U.S. Treasury. In addition, President Obama has recently announced various financial regulatory reform proposals, and the House and Senate are expected to consider competing proposals over the coming years.

There can be no assurance that the financial stability plan proposed by the U.S. Treasury, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. The Company’s share of an industry-wide FDIC assessment prepayment covering the years 2010 through 2012 collected in December 2009 was $9.2 million. This cash pre-payment is reflected on the Company’s consolidated balance sheet under Other Assets. Additional special assessments may be imposed by the FDIC for future periods.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee pay the FDIC an annual assessment of between 15 to 25 basis points, depending on the depository institution’s risk assessment category rating, on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These actions have significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2009 or that we will be able to pay future dividends at all.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of MidWestOne Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to MidWestOne Bank, including the requirement under the Iowa Banking Act that it may not pay dividends in excess of its accumulated net profits. The FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements. If these regulatory requirements are not met, MidWestOne Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock or preferred stock.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) in light of our earnings, capital adequacy and financial condition. In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the TARP Capital Purchase Program. As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company (including a financial holding company) should eliminate, defer or significantly reduce the dividends if:

•	the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or

•	the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

As of December 31, 2009, we had $15.6 million of junior subordinated debentures held by a statutory business trust that we control. Interest payments on the debentures, which totaled $0.7 million for the year ended December 31, 2009, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

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

Changes in future rules applicable to TARP recipients could adversely affect our business, financial condition and results of operations.

On February 6, 2009, we issued $16.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on guidelines recently issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.

Our ability to attract and retain management and key personnel may affect future growth and earnings, and legislation enacted in 2009 imposed new compensation restrictions on participates in the TARP Capital Purchase Program, which could adversely affect our ability to retain management and key personnel.

Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the TARP Capital Purchase Program. Many of the restrictions are not limited to our senior executives and could cover other employees whose contributions to our performance are significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions. The Federal Reserve is contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

We face intense competition in all phases of our business from banks and other financial institutions.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other nonbank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services. Additionally, if the regulatory trend toward reducing restrictions on the interstate operations of financial institutions continues, we will continue to experience increased competition as a result.

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

Adverse weather affecting the markets we serve could hurt our business and prospects for growth.

Substantially all of our business is conducted in the State of Iowa, and a significant portion is conducted in rural communities. The Iowa economy, in general, is heavily dependent on agriculture and therefore the overall Iowa economy, and particularly the economies of the rural communities that we serve, can be greatly affected by severe weather conditions, including droughts, storms, tornados and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy. An adverse affect on the economy of Iowa would negatively affect our profitability.

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

Certain MidWestOne shareholders own a significant interest in the combined company and may exercise their control in a manner detrimental to your interests.

Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 32.7% of our outstanding common stock and may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, this significant level of ownership by members of the founding family may contribute to the rather limited liquidity of our common stock on the NASDAQ Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters and the MidWestOne Bank’s main office are located at 102 South Clinton Street, Iowa City, Iowa. This building is owned by us and approximately 39,400 of its 63,800 square feet are being leased out to unrelated third parties. We currently operate 28 additional branches throughout central and east-central Iowa totaling approximately 125,000 square feet. The table below sets forth the locations of the Bank’s branch offices:

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

In addition to the Bank’s branch offices, the insurance subsidiary leases two properties totaling approximately 3,900 square feet. The Bank owns 46 ATMs that are located within the communities served by branch offices. We believe each of our facilities is suitable and adequate to meet our current operational needs.

On May 25, 2008, the Bank’s branch office in Parkersburg, Iowa, was destroyed by a category five tornado that caused severe damage to much of the community. On March 16, 2009, the Bank completed the reconstruction of its Parkersburg branch office and reopened the office. The facility was insured and the policy covered most of the reconstruction costs.

ITEM 3.	LEGAL PROCEEDINGS.

We and our subsidiaries are from time to time parties to various legal actions arising in the normal course of business. We believe that there is no threatened or pending proceeding against us or our subsidiaries, which, if determined adversely, would have a material adverse effect on our consolidated business or financial condition.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on Nasdaq Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on Nasdaq Global Select Market:

	High	Low	Cash Dividend Declared
2008
First Quarter	$19.24	$16.00	$—
Second Quarter	$17.25	$11.94	$0.1525
Third Quarter	$14.95	$12.00	$0.1525
Fourth Quarter	$14.47	$8.35	$0.1525

2009
First Quarter	$10.35	$5.90	$0.1525
Second Quarter	$10.52	$6.51	$0.0500
Third Quarter	$9.50	$7.00	$0.0500
Fourth Quarter	$9.00	$7.57	$0.0500

As of March 1, 2010, there were 8,605,333 shares of common stock outstanding held by approximately 572 holders of record. Additionally, there are an estimated 1,729 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Dividends. We may pay dividends on our common stock as and when declared by our Board of Directors out of any funds legally available for the payment of such dividends, subject to any and all preferences and rights of any preferred stock or a series thereof. The amount of dividend payable will depend upon our earnings and financial condition and other factors, including applicable governmental regulations and policies.

As previously discussed, we consummated the sale of $16.0 million of senior preferred stock to Treasury pursuant to the Capital Purchase Program on February 6, 2009. The terms of the senior preferred stock place certain restrictions on our ability to pay dividends on our common stock. First, no dividends on our common stock may be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full. Second, until the third anniversary of the date of Treasury’s investment, we may not increase the dividends paid on our common stock beyond our recent quarterly dividend of $0.1525 per share declared prior to our participation in the Capital Purchase Program without first obtaining the consent of Treasury.

Repurchases of Company Equity Securities

There were no purchases of shares of our common stock made by or on behalf of us during the quarter ended December 31, 2009.

We currently do not have a stock repurchase program in place. Because of our participation in the Capital Purchase Program, we are not be permitted to repurchase any shares of our common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any of our equity securities. Accordingly, we do not anticipate repurchasing any shares of our common stock in the near future.

Performance Graph

The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2009.

MidWestOne Financial Group, Inc.

Stock Price Performance

	At
Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
MidWestOne Financial Group, Inc	100.00	111.42	144.74	97.63	52.11	46.00
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL-Midwestern Banks Index	100.00	92.98	103.65	77.63	48.57	40.43

As of the years ended December 31, 2007, 2006, 2005 and 2004, our common stock was not traded on the Nasdaq Stock Market or any other stock exchange. It was only quoted on The Pink Sheets LLC. Accordingly, the prices in the graph above for such years reflect the most recent price quoted on The Pink Sheets LLC as of each such date.

The banks in the Custom Peer Group — SNL-Midwestern Banks Index — represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data for each of the five years in the period ended December 31, 2009, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2009. This financial data should be read in conjunction with the financial statements and the related notes thereto.

As previously discussed, on March 14, 2008, we consummated the Merger with the Former MidWestOne. For accounting purposes, we were deemed to be the acquirer in the Merger. Accordingly, the financial information in the table below for years prior to December 31, 2008 is the information for the Company prior to the Merger and does not include financial information for the Former MidWestOne.

Period Ended (In thousands, except per share data)	12/31/2009	12/31/08	12/31/07	12/31/06	12/31/05

Summary of income data:
Total interest income excluding loan pool participations	$71,549	$65,747	$38,305	$35,308	$30,627
Total income and discount on loan pool participations	1,809	4,459	—	—	—

Total interest income including loan pool participations	73,358	70,206	38,305	35,308	30,627
Total interest expense	28,243	30,395	19,038	16,759	11,742

Net interest income	45,115	39,811	19,267	18,549	18,885
Provision for loan losses	7,725	4,366	500	550	300
Noninterest income	12,519	5,542	8,806	7,572	8,722
Noninterest expenses	45,579	65,999	18,620	17,680	17,514

Income (loss) before income tax	4,330	(25,012)	8,953	7,891	9,793
Income tax (benefit) expense	(79)	(450)	2,305	2,093	2,876

Net income (loss)	$4,409	$(24,562)	$6,648	$5,798	$6,917

Less: Preferred stock dividends and discount accretion	779	—	—	—	—

Net income (loss) available to common shareholders	$3,630	$(24,562)	$6,648	$5,798	$6,917

Per share data:
Net income (loss) - basic	$0.42	$(3.09)	$1.29	$1.11	$1.32
Net income (loss) - diluted	0.42	(3.09)	1.29	1.11	1.32
Cash dividends declared	0.30	0.46	0.65	0.32	0.28
Book value	17.69	15.15	14.98	14.14	13.18
Net tangible book value	14.42	13.58	14.14	13.29	12.34

Selected financial ratios:
Net income (loss) to average assets	0.29%	(1.61)%	0.98%	0.87%	1.06%
Net income to average equity	2.99	(15.96)	8.83	8.16	10.27
Net income to average tangible equity	3.27	(20.41)	9.37	8.69	10.98
Dividend payout ratio	71.43	NM	50.39	23.96	20.53
Total shareholders’ equity to total assets	9.92	8.66	11.02	10.95	10.30
Tangible shareholders’ equity to tangible assets	9.18	7.83	10.47	10.36	9.71
Tier 1 risk-based capital ratio	12.66	10.24	15.35	14.69	15.65
Net interest margin	3.27	3.29	3.27	3.12	3.29
Gross revenue of loan pools to total gross revenue	2.11	5.86	—	—	—
Allowance for bank loan losses to total bank loans	1.44	1.08	1.36	1.40	1.41
Allowance for loan pool losses to total loan pools	2.51	2.29	—	—	—
Non-performing loans to total loans	1.44	1.50	0.32	0.20	0.20
Net loans charged off (recovered) to average loans	0.48	0.48	0.09	0.13	(0.01)

Period Ended (In thousands)	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05

Selected balance sheet data:
Total assets	$1,534,783	$1,508,962	$701,983	$668,671	$669,769
Total loans net of unearned discount	966,998	1,014,814	401,554	378,612	370,849
Allowance for loan losses	13,957	10,977	5,466	5,298	5,227
Loan pool participations, net	83,052	92,932	—	—	—
Total deposits	1,179,868	1,128,189	526,615	492,901	492,581
Federal funds purchased and repurchase agreements	44,973	57,299	45,997	—	—
Federal Home Loan Bank advances	130,200	158,782	47,000	—	—
Long-term debt	15,588	15,640	—	—	—
Total shareholders’ equity	152,208	130,342	77,392	73,209	68,959

NM - Percentage calculation not considered meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On March 14, 2008, we consummated our merger with the Former MidWestOne. Prior to such merger, we were named ISB Financial Corp. The results of operations for the years ended December 31, 2007 and prior, include only our stand-alone operations for such year. The results of operations for year ended December 31, 2008, include our operations for the entire year as well as the operations of Former MidWestOne for the period beginning March 15, 2008, through December 31, 2008. That is, the results of operations include approximately two and one-half months of our stand-alone operations and nine and one-half months of the operations of the Company and Former MidWestOne on a consolidated basis. The results of operations for the year ended December 31, 2009, include the operations of the combined Company for the entire period. Accordingly, the comparison of our results of operations for the year ended December 31, 2009, to the prior two years (particularly 2007) often shows significant changes, many of which are largely attributable to the merger and the resulting larger entity.

The comparison of our financial condition as of December 31, 2009, to our financial condition at December 31, 2008, is not similarly impacted by the merger because our consolidated balance sheet as of December 31, 2009 and 2008 includes information for both the Company and Former MidWestOne as a combined entity.

Critical Accounting Estimates

We have identified the following critical accounting policies and practices relative to the reporting of its results of operation and financial condition. These accounting policies relate to the allowance for loan losses, participation interests in loan pools, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.

Allowance for Loan Losses

The allowance for loan losses is based on our estimate. We believe the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses is inadequate, we would need to increase our provision for loan losses.

Participation Interests in Loan Pools

The loan pool accounting practice relates to our estimate that the investment amount reflected on our financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan pool, we take into consideration many factors, including the borrowers’ current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process. If the estimated net realizable value of the loan pool participations is overstated, our yield on the loan pools would be reduced.

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

Goodwill and Intangible Assets

Goodwill and intangible assets arise from purchase business combinations. During 2008, we completed our merger with the Former MidWestOne. We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger. The goodwill was assigned to our one reporting unit, banking. As a general matter, goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. Core deposit and customer relationship intangibles arising from acquisitions are being amortized over their estimated useful lives of up to 10 years.

In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock. At December 31, 2008, our market capitalization was less than our total shareholders’ equity, providing an indication that goodwill may be impaired as of such date. Thus, we performed an impairment analysis as a result of the significant decline in our stock price. Based on this analysis, we wrote off $27.3 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger. Such charge had no effect on the Company’s or the Bank’s cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company’s and the Bank’s December 31, 2008 regulatory ratios were not adversely affected by this non-cash expense and exceeded the minimum amounts required to be considered ‘‘well-capitalized.’’

Our other intangible assets are core deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Each quarter we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with ASC 350 (Financial Accounting Standards Board (“FASB”) Statement No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Fair Value of Available for Sale Securities

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or ‘‘other than temporary.’’ Declines in the fair value of available for sale securities below their cost that are deemed ‘‘other than temporary’’ are reflected in earnings as impairment losses. In determining whether other than temporary impairment exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis and (3) we do not expect to recover the entire amortized cost basis of the security.

Results of Operations – Three-Year Period Ended December 31, 2009

Summary

Our consolidated net income for the year ended December 31, 2009 was $4.4 million. After subtracting preferred stock dividends and discount accretion of $0.8 million, net income available to common shareholders was $3.6 million, or $0.42 per fully-diluted share, compared to a net loss of $24.6 million, or $(3.09) per fully-diluted share, for the year ended December 31, 2008. The increase in consolidated net income was due primarily to the absence of goodwill impairment expense of $27.3 million recorded during the fourth quarter of 2008. We also experienced a decrease in other than temporary impairment charges on investments of $3.8 million, as such amount declined to $2.4 million in 2009 from $6.2 million in 2008. Finally, increased net interest income, after provision for loan losses, of $1.9 million also had a positive impact in 2009. Partially offsetting these increases in income for 2009 was a significant increase in FDIC insurance expense of $2.6 million over 2008.

Despite the challenging economy during 2009, we ended the year with an allowance for loan losses of $14.0 million, which represents 100.1% coverage of our nonperforming bank loans (excluding loan pool participations) at December 31, 2009 as compared to 72.1% coverage of our nonperforming bank loans at December 31, 2008. Nonperforming loans totaled $13.9 million as of December 31, 2009 compared with $15.2 million at December 31, 2008. For the year ended December 31, 2009, the provision for loan losses increased to $7.7 million from $4.4 million for 2008.

Our total assets increased $25.8 million, or 1.7%, to $1.53 billion as of December 31, 2009 from $1.51 billion as of December 31, 2008. This growth resulted primarily from increased investment in securities of $90.4 million, somewhat offset by a decrease in loans due to refinancing activity of portfolio loans, mainly adjustable-rate residential real estate loans that were held in our loan portfolio being refinanced into fixed-rate loans that are sold in the secondary market. Our total loans outstanding (excluding loan pool participations) decreased $47.8 million, or 4.7%, to $967.0 million at December 31, 2009 from $1.01 billion at December 31, 2008. The total asset growth was funded by an increase in deposits together with the receipt of a $16.0 million investment from the U.S. Department of the Treasury under its Capital Purchase Program. Our deposits increased $51.7 million, or 4.6%, to $1.18 billion as of December 31, 2009 from $1.13 billion at December 31, 2008. The increase in deposits was primarily due to organic growth in consumer and public fund deposits.

Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio expresses this ratio using the period-end amounts instead of on an average basis. As of December 31, 2009, under regulatory standards, MidWestOne Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation. Although the challenging economic environment has made it difficult to build capital, we are committed to maintaining our bank at “well capitalized.” As noted above, we recently issued $16 million in preferred securities to Treasury pursuant to the Capital Purchase Program in February 2009. This capital was invested by the Company into MidWestOne Bank, and counts as Tier 1 capital.

	12/31/09	12/31/08	12/31/07
Return on average total assets	0.29%	(1.61)%	0.98%
Return on average equity	2.99	(15.96)	8.83
Dividend payout ratio	71.43	NM	50.39
Average equity to average assets	9.56	10.19	9.82
Equity to assets ratio (at period end)	9.92	8.66	11.02

NM - Percentage calculation not considered meaningful.

Net Interest Income

Net interest income is the difference of interest income and fees earned on earning assets less interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income. Net interest margin is tax-equivalent net interest income as a percent of average earning assets.

Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 34%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods, or as of the dates, shown. Average information is provided on a daily average basis.

Table 1 — Average Balance Sheets and Interest Rates

	Year ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average interest-earning assets:
Loans (tax equivalent) (1)(2)(3)	$990,540	$59,115	5.97%	$893,451	$53,317	5.97%	$390,862	$27,771	7.11%
Loan pool participations (4)	92,456	1,809	1.96	72,558	4,459	6.15	—	—	—
Investment securities:
Taxable investments	232,656	8,797	3.78	180,787	8,222	4.55	163,608	7,552	4.62
Tax exempt investments (2)	115,309	6,146	5.33	102,035	5,625	5.51	71,752	4,001	5.58

Total investment securities	347,965	14,943	4.29	282,822	13,847	4.90	235,360	11,553	4.91

Federal funds sold and interest-bearing balances	26,638	58	0.22	13,561	341	2.51	11,299	548	4.85

Total earning assets	$1,457,599	$75,925	5.21%	$1,262,392	$71,964	5.70%	$637,521	$39,872	6.25%

Noninterest-earning assets:
Cash and due from banks	22,717			31,411			13,885
Premises and equipment	29,573			24,570			11,903
Allowance for loan losses	(15,229)			(11,231)			(5,491)
Other assets	48,647			52,525			23,291

Total assets	$1,543,307			$1,359,667			$681,109

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$456,900	$4,714	1.03%	$392,603	$5,511	1.40%	$193,044	$3,109	1.61%
Time Certificates of deposit	579,038	16,897	2.92	502,220	17,646	3.51	248,377	11,689	4.71

Total deposits	1,035,938	21,611	2.09	894,823	23,157	2.59	441,421	14,798	3.35

Federal funds purchased and repurchase agreements	46,515	464	1.00	55,069	1,122	2.04	49,629	2,114	4.26
Federal Home Loan Bank advances	149,403	5,450	3.65	135,984	5,348	3.93	44,181	2,023	4.58
Long-term debt and other	19,604	718	3.66	11,968	768	6.42	1,582	103	6.51

Total interest-bearing liabilities	$1,251,460	$28,243	2.26%	$1,097,844	$30,395	2.77%	$536,813	$19,038	3.55%

Net interest spread (2)			2.95%			2.93%			2.70%

Noninterest-bearing liabilities:
Demand deposits	134,175			113,695			64,663
Other liabilities	10,128			9,525			12,760
Shareholders’ equity	147,544			138,603			66,873

Total liabilities and shareholders’ equity	$1,543,307			$1,359,667			$681,109

Interest income/earning assets (2)	$1,457,599	$75,925	5.21%	$1,262,392	$71,964	5.70%	$637,521	$39,872	6.25%
Interest expense/earning assets	$1,457,599	$28,243	1.94%	$1,262,392	$30,395	2.41%	$637,521	$19,038	2.99%

Net interest margin (2)		$47,682	3.27%		$41,569	3.29%		$20,834	3.27%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		418			213			207
Securities		2,149			1,545			1,360

Total tax equivalent adjustment		2,567			1,758			1,567

Net Interest Income		$45,115			$39,811			$19,267

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.

Table 1 — Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income (Tax Equivalent Basis):

	Years Ended December 31, 2009, 2008, and 2007
	Year 2009 to 2008 Change due to			Year 2008 to 2007 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$5,794	$4	$5,798	$29,179	$(3,633)	$25,546
Loan pool participations	1,784	(4,434)	(2,650)	4,459	—	4,459
Investment securities:
Taxable investments	1,394	(819)	575	779	(109)	670
Tax exempt investments	699	(178)	521	1,669	(45)	1,624

Total investment securities	2,093	(997)	1,096	2,448	(154)	2,294

Federal funds sold and interest-bearing balances	(5,362)	5,079	(283)	147	(354)	(207)

Change in interest income	4,309	(348)	3,961	36,234	(4,142)	32,092

Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	1,290	(2,087)	(797)	(3,969)	6,371	2,402
Time Certificates of deposit	6,934	(7,683)	(749)	7,921	(1,964)	5,957

Total deposits	8,224	(9,770)	(1,546)	3,952	4,407	8,359

Federal funds purchased and repurchase agreements	(154)	(504)	(658)	264	(1,256)	(992)
Federal Home Loan Bank advances	384	(282)	102	3,567	(242)	3,325
Other long-term debt	(153)	103	(50)	666	(1)	665

Change in interest expense	8,301	(10,453)	(2,152)	8,449	2,908	11,357

Increase (decrease) in net interest income	$(3,992)	$10,105	$6,113	$23,169	$(7,106)	$20,735

Percentage increase in net interest income over prior period			14.7%			98.5%

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets increased $195.2 million, or 15.5%, to $1.46 billion in 2009 as compared to $1.26 billion in 2008. This growth in the average balance of earning assets was due primarily to the assets from Former MidWestOne merger being in place for the entire 2009 versus only nine and one-half months of 2008. Additionally, our portfolio of investment securities increased $65.1 million during 2009, which contributed to the increase in average assets. Interest-bearing liabilities averaged $1.25 billion for the year ended December 31, 2009, an increase of $153.6 million, or 14.0%, from the average balance of $1.10 billion for 2008. The increase in average interest-bearing liabilities was due primarily to the liabilities from the Former MidWestOne being in place for the entire 2009 versus only nine and one-half months of 2008.

Interest income, on a tax-equivalent basis, increased $4.0 million, or 5.5%, to $75.9 million in 2009 from $72.0 million in 2008, which was an increase of $32.1 million, or 80.5%, from the $39.9 million in interest income earned in 2007. Interest income growth in 2009 was due primarily to the earning assets from the merger with the Former MidWestOne being in place for all of 2009, offset by a declining interest rate environment in 2009. In 2008, interest income grew due to volume increases resulting from the March 2008 merger with the Former MidWestOne. Our yield on average earning assets was 5.21% in 2009 compared to 5.70% in 2008 and 6.25% in 2007. This decline was due to the generally lower rate environment plus much lower yields on loan pool participations.

Interest expense decreased during 2009 by $2.2 million, or 7.1%, to $28.2 million from $30.4 million in 2008, which was an increase of $11.4 million, or 59.7%, from the $19.0 million interest expense in 2007. The decrease in interest expense during 2009 over 2008 was due to the declining deposit and debt interest rate environment in 2009, offset by volume increases from liabilities assumed in the Former MidWestOne merger being in place for the entire 2009. The increase in interest expense in 2008 over 2007 was due primarily to deposit growth arising from merger with the Former MidWestOne. The average rate paid on interest-bearing liabilities was 2.26% in 2009 compared to 2.77% in 2008 and 3.55% in 2007.

Net interest income, on a tax-equivalent basis, increased 14.7% in 2009 to $47.7 million from $41.6 million in 2008, which reflected a 99.5% increase from $20.8 million in 2007. Net interest margin, which is our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, remained steady at 3.27% during 2009, compared to 3.29% in 2008, and 3.27% in 2007. The decreased yield on loan pool participations during 2009 kept the net interest margin steady compared to 2008, despite the lower rates paid on all categories of interest-bearing liabilities. The net interest spread, also on a tax-equivalent basis, was 2.95% in 2009, compared to 2.93% in 2008, and 2.70% in 2007.

Over the prior two years, increased net interest income was driven primarily by net growth in the average earning balance sheet outpacing the increases in average interest rates. The net growth is due primarily to the March 2008 merger with the Former MidWestOne. The average balance sheets reflect a competitive marketplace on both the interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily during 2009, but further significant decline is unlikely as interest rates on deposits have approached zero.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

Our provision for loan losses was $7.7 million during 2009 compared to $4.4 million in 2008 and $0.5 million in 2007. The increase in provision expense during 2009 is reflective of our management’s assessment of the current risk in the loan portfolio as compared to the allowance for loan losses. During 2009, we added to the allowance for loan losses due primarily to higher charge-offs and increased volatility in our commercial real estate portfolio. See further discussion of the nonperforming loans, under the Nonperforming Assets section.

Sensitive assets include nonaccrual loans, loans on MidWestOne Bank’s watch loan reports and other loans identified as having more than reasonable potential for loss. Management reviews sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in valuation of underlying collateral in order to estimate probable losses. Management also periodically reviews a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

Noninterest Income

Table 2 — Noninterest Income

	As of December 31,
	2009	2008	% Change	2008	2007	% Change
(dollars in thousands)
Trust and investment fees	$4,180	$4,011	4.2%	$4,011	$3,688	8.8%
Service charges and fees on deposit accounts	3,988	5,611	(28.9)	5,611	2,082	169.5
Mortgage origination fees and loan servicing fees	2,770	907	205.4	907	1,208	(24.9)
Other service charges, commissions and fees	2,386	1,527	56.3	1,527	1,746	(12.5)
Bank owned life insurance income	778	542	43.5	542	338	60.4
Impairment losses on investment securities, net	(2,404)	(6,194)	(61.2)	(6,194)	—	NM
Gain (loss) on sale of available for sale securities	813	(346)	NM	(346)	(256)	35.2
Gain (loss) from sale of fixed assets	8	(516)	NM	(516)	—	NM

Total other income	$12,519	$5,542	125.9%	$5,542	$8,806	(37.1)%

NM - Percentage change not considered meaningful.

Total noninterest income increased $7.0 million in 2009 from 2008 and decreased $3.3 million in 2008 from 2007. The increase in 2009 is largely due to the lower other-than-temporary impairment charges on investment securities of $3.8 million, as such amount declined to $2.4 million in 2009 compared to $6.2 million in 2008. The majority of the impairment charges recognized in both 2009 and 2008 resulted from our investment in collateralized debt obligations backed by groups of trust preferred securities issued by multiple banks and insurance companies.

Mortgage origination and servicing fees rose to $2.8 million in 2009, up $1.9 million from $0.9 million in 2008. The increase in mortgage origination fees was attributable to a significantly higher refinancing volume of mainly single family residential real estate loans that were sold on the secondary market, which was stimulated by the low interest rate environment. Gains from the sale of investment securities in 2009 of $0.8 million resulted in a net increase of $1.1 million over the loss of $0.3 million in 2008. The March 2008 merger with the Former MidWestOne accounted for the remaining increase in noninterest income categories between 2009 and 2008, with the exception of the decrease in service charges and fees on deposit accounts, which was attributable to lower account activity levels.

The decrease in noninterest income for 2008 as compared to 2007 was primarily due to other than temporary impairment charges on investment securities of $6.2 million in 2008, with no similar charges in 2007. The March 2008 merger with the Former MidWestOne is primarily responsible for the remainder of the comparative changes in noninterest income between 2008 and 2007.

Noninterest Expense

Table 3 — Noninterest Expense

	As of December 31,
	2009	2008	% Change	2008	2007	% Change
(dollars in thousands)
Salaries and employee benefits	$23,152	$20,903	10.8%	$20,903	$10,926	91.3%
Net occupancy and equipment expense	6,961	4,759	46.3	4,759	2,978	59.8
Professional and other outside services	3,635	2,437	49.2	2,437	2,057	18.5
Other operating expense	5,491	7,374	(25.5)	7,374	1,454	407.2
Data processing expense	1,844	1,860	(0.9)	1,860	1,145	62.4
FDIC insurance expense	3,244	595	445.2	595	60	891.7
Amortization expense	1,252	776	61.3	776	—	NM
Goodwill impairment	—	27,295	NM	27,295	—	NM

Total other expenses	$45,579	$65,999	(30.9)%	$65,999	$18,620	254.5%

NM - Percentage change not considered meaningful.

Salary and employee benefit expense increased for both 2009 and 2008. The increase in 2009 and 2008 was primarily attributable to our merger with Former MidWestOne and merger-related employee expenses incurred for a full year in 2009 versus nine months in 2008, and to normal annual compensation adjustments, greater health insurance costs and increased incentives. Full-time equivalent employee levels were 406, 411 and 199 at December 31, 2009, 2008 and 2007, respectively.

Net occupancy and equipment expense increased $2.2 million, or 46.3%, in 2009 and $1.8 million, or 59.8% in 2008. The 2009 increase was due to increased property tax expense and expenses incurred attributable to the Former MidWestOne merger for a full year in 2009 versus only nine and one-half months in 2008. The increase during 2008 resulted primarily from the merger with the Former MidWestOne, as well as expenses due to two natural disasters (a Category 5 tornado and a ‘‘once-in-500-years’’ flood) that impacted our Parkersburg, Waterloo and Coralville offices.

Professional and other outside services expense increased for 2009 and 2008 due to Sarbanes-Oxley implementation and increased legal, accounting, and other consulting expenses related to the merger.

We recorded goodwill impairment of $27.3 million during 2008, which represented all of the goodwill that resulted from the merger with the Former MidWestOne. The impairment of goodwill was driven by the overall decline in valuations in the national markets, which led to a fair value estimate for the Former MidWestOne that was significantly less than its pre-impairment book value. The $27.3 million charge to earnings did not affect cash flow, liquidity, tangible book value or regulatory capital.

Overall, after removing the goodwill impairment charge in 2008, the increase in total noninterest expense for 2009 to $45.6 million from $38.7 million, an increase of $6.9 million, or 17.8%, was attributable primarily to the merger with the Former MidWestOne and the full year effect of 2009. Management is currently evaluating the potential for restructuring our branch footprint in 2010 and decreasing associated expenses to reduce operating costs.

Federal Deposit Insurance Corporation Assessments

FDIC insurance expense increased significantly for both 2009 and 2008, as such expense was $3.2 million in 2009 compared with $0.6 million in 2008 and $0.1 million for 2007. The increase in FDIC insurance expense in 2009 was primarily due to higher assessment rates, higher deposit balances, and our participation in the Temporary Liquidity Guarantee Program. The increase in FDIC insurance expense for 2009 was also due in part to our $0.7 million share of an industry-wide special assessment by the FDIC which was recorded in the second quarter of 2009. The increase in FDIC insurance expense for 2008 is related primarily to the merger with the Former MidWestOne. During 2008 we utilized credits from the Federal Deposit Insurance Reform Act of 2005 which were available to offset our deposit insurance assessments. These credits were fully utilized in September 2008. Our share of an industry-wide FDIC assessment prepayment covering the years 2010 through 2012 collected in December 2009 was $9.2 million. This pre-paid expense is reflected on our consolidated balance sheet under Other Assets.

Income Tax Expense

Our effective tax rate, or income taxes divided by income (loss) before taxes, was (1.8%) for 2009, and 1.8% for 2008. The effective rate in 2009 was primarily due to adjustments for benefits from our increased investment in tax-favored securities, while the effective rate in 2008 was primarily due to our net loss. Income tax increased $0.4 million to a tax benefit of $0.1 million in 2009 compared to a tax benefit of $0.5 million for 2008.

Income taxes decreased $2.8 million for 2008 compared with 2007 due to a decrease in the amount of pre-tax income. Our consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income and the non-deductible goodwill charge. The effective income tax rate as a percentage of income before tax was (1.8%) for the 2008, compared with 25.8% for 2007.

Financial Condition – December 31, 2009 and 2008

Summary

Our balance sheet experienced nominal growth during 2009, with overall assets increasing by $25.8 million, or 1.71%. Net loans decreased by $50.8 million primarily due to refinancing activity of portfolio loans, mainly single family residential real estate loans that were sold on the secondary market. Loan pool participations, net, also decreased by $9.9 million, due to normal loan repayments. We have also noted increased market competition in bidding for this type of asset.

Securities growth was positive, as increased funding from deposits combined with the reduction of portfolio loans and loan pool participations provided excess liquidity. Our loan- to-deposit ratio, including loan pool participations, decreased to 89.2% at year-end 2009, compared to 98.4% at year-end 2008.

Total liabilities remained mostly flat, increasing by only $4.0 million. The growth in deposits was mostly offset by a reduction in Federal Home Loan Bank borrowings. Growth in interest bearing deposits was largely related to growth in time deposits, most of which were funded through increased consumer and public fund deposits. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (CDARS) program increased by $6.2 million in 2009 to $24.4 million.

Shareholders’ equity increased by $21.9 million, primarily due to the sale of $16.0 million of senior preferred stock to the Treasury pursuant to the Capital Purchase Program. The increase to shareholders’ equity resulting from 2009 net income of $4.4 million was partially offset by preferred and common stock dividend payments of $3.2 million.

Table 4 – Significant Balance Sheet Items

	December 31, 2009	December 31, 2008	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$362,903	$272,380	33.2%
Net loans	953,041	1,003,837	(5.1)
Loan pool participations, net	83,052	92,932	(10.6)

Total assets	$1,534,783	$1,508,962	1.7%

Liabilities
Deposits:
Non-interest bearing	$133,990	$123,558	8.4%
Interest bearing	1,045,878	1,004,631	4.1

Total Deposits	1,179,868	1,128,189	4.6

Federal Home Loan Bank borrowings	130,200	158,782	(18.0)

Total liabilities	$1,382,575	$1,378,620	0.3%

Shareholders’ equity	$152,208	$130,342	16.8%

Investment Securities

Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Our portfolio totaled $370.9 million at December 31, 2009 compared to $280.5 million at December 31, 2008. The increase was due primarily to the investment of increased liquidity generated by both deposit growth and reduced real estate loan activity during 2009. Our loan activity is discussed more fully in the Loans section while our deposit growth is discussed more fully in the Deposits section.

Securities available for sale are carried at fair value. As of December 31, 2009, the fair value of our securities available for sale was $362.9 million and the amortized cost was $355.3 million. There were $9.1 million of gross unrealized gains and $1.5 million of gross unrealized losses in our investment securities portfolio for a net unrealized gain of $7.6 million. The after-tax effect of this unrealized gain has been included in shareholders’ equity. The increase in the fair value as a percentage of amortized cost was due to continued low interest rates during 2009 combined with favorable market trends, which increased the value of our debt-related securities.

U.S. Treasury securities and U.S. government and agency securities as a percentage of total securities decreased to 21.9% at December 31, 2009, from 26.2% at December 31, 2008, while obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities increased slightly to 43.8% at December 31, 2009, from 43.5% at December 31, 2008. Increased investments in mortgage-backed securities offset the decline in other debt security categories as mortgage-backed securities increased to 29.3% of total securities at December 31, 2009, as compared to 26.1% of total securities at December 31, 2008. We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, regulatory and overall portfolio allocation. The first two factors, yield (spread to Treasury securities) and duration were primary in our decision to increase our investments in both obligations of state and political subdivisions and mortgage-backed securities.

Our investment portfolio includes an investment in collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. These six securities had an original cost of $9.75 million, but because of several impairment charges recognized during 2009 and 2008, the book value of these securities at December 31, 2009, had been reduced to $2.0 million. Two of the securities have been written down to a value of zero, with the remaining four having an average book value of 32.7% of their original face value. The market for these securities at December 31, 2009 was not active and markets for similar securities are also not active. The valuation of these securities involves evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization test and events of default/liquidation. Based on our cash flow analysis, we determined that all contractual cash flows may not be received, and $1.6 million in other-than-temporary impairment charges were recorded during 2009. This was in addition to an other-than-temporary impairment charge of $6.2 million recognized in 2008. Any future deferrals or defaults for our pooled trust preferred collateralized debt obligations could result in additional other-than-temporary impairment charges.

The composition of securities available for sale was as follows:

	December 31,
	2009	2008	2007
(in thousands)
Securities available for sale:
U.S. treasury	$—	$—	$—
U.S. government agency securities and corporations	81,191	73,600	66,891
States and political subdivisions	155,224	113,843	82,412
Mortgage-backed and collateralized mortgage obligations	108,576	73,077	69,128
Other securities	17,912	11,860	13,694

Fair value of securities available for sale	$362,903	$272,380	$232,125

Amortized cost	$355,303	$271,245	$232,446

Fair value as a percentage of amortized cost	102.14%	100.42%	99.86%

Securities held to maturity are carried at amortized cost. As of December 31, 2009, the amortized cost of these securities was $8.0 million and the fair value was $8.1 million. There were $0.1 million of gross unrealized gains and no gross unrealized losses for a net unrealized gain of $0.1 million.

The composition of securities held to maturity was as follows:

	December 31,
	2009	2008	2007
(in thousands)
Securities held to maturity:
U.S. treasury	—	—	—
U.S. government agency securities and corporations	—	—	—
States and political subdivisions	7,074	8,029	95
Mortgage-backed and collateralized mortgage obligations	71	96	—
Other securities	864	—	—

Amortized cost	$8,009	$8,125	$95

Fair value of securities held to maturity	$8,118	$8,120	$101

Fair value as a percentage of amortized cost	101.36%	99.94%	106.32%

See Note 2 ‘‘Investment Securities,’’ and Note 16 ‘‘Estimated Fair Values of Financial Instruments and Fair Value Measurements’’ for additional information related to the investment portfolio.

The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2009 were:

	Maturity
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. government agency securities and corporations	$39,569	3.52%	$39,472	3.40%	$2,150	4.45%	$—	0.00%
Obligations of states and political subdivisions (2)	27,322	3.58%	80,154	3.50%	47,748	4.56%	—	0.00%
Mortgage-backed and collateralized mortgage obligations	5,985	3.62%	92,665	4.03%	49	3.09%	9,877	3.21%
Other securities	5,346	4.90%	10,704	3.93%	—	0.00%	112	0.00%

Total securities available for sale	78,222	3.64%	222,995	3.72%	49,947	4.55%	9,989	3.17%

Securities held to maturity:
Mortgage-backed and collateralized mortgage obligations	—	0.00%	71	6.00%	—	0.00%	—	0.00%
Obligations of states and political subdivisions (2)	4,609	3.68%	2,465	3.49%	—	0.00%	—	0.00%
Corporate Securities	—	0.00%	—	0.00%	—	0.00%	864	2.23%

Total securities held to maturity	4,609	3.68%	2,536	3.56%	—	0.00%	864	2.23%

Total investment securities	$82,831	3.64%	$225,531	3.72%	$49,947	4.55%	$10,853	3.10%

(1)	Excludes equity securities.
(2)	Yield is on a tax-equivalent basis, assuming a federal income tax rate of 34% (the effective federal income tax rate as of December 31, 2009)

Loans (Excluding Loan Pool Participations)

The composition of loans was as follows:

	12/31/2009		12/31/2008		12/31/2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
(dollars in thousands)
Commercial, Financial and Agricultural	$303,617	31.4%	$299,238	29.5%	$103,029	25.7%
Real estate:
Construction	79,437	8.2	99,617	9.8	28,774	7.2
Mortgage	552,092	57.1	586,163	57.8	260,201	64.8
Loans to Individuals	21,694	2.2	23,857	2.4	8,895	2.2
All Other	10,158	1.1	5,939	0.6	655	0.2

Total loans	$966,998	100.0%	$1,014,814	100.0%	$401,554	100.0%

Total assets	$1,534,783		$1,508,962		$701,983

Loans to total assets		63.0%		67.3%		57.2%

Our loan portfolio, before allowance for loan losses, decreased 4.7% to $967.0 million as of December 31, 2009 from $1.01 billion at December 31, 2008. A significant portion of the overall loan reduction occurred in real estate – mortgage, as 1-to-4 family residential real estate mortgage loans (not held for sale) decreased $33.4 million, or 12.1%, to $241.6 million as of December 31, 2009, from $275.0 million at December 31, 2008. Nonfarm nonresidential mortgages decreased 5.0% or $16.6 million to $316.8 million at December 31, 2009 from $333.4 million at the end of 2008. Loans to individuals declined $2.2 million, or 9.1%, during 2009. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $171.1 million and $173.3 million as of December 31, 2009 and 2008, respectively.

Even with the blend of significant agricultural, manufacturing, academia and healthcare industries prevalent in our markets, we experienced a general lack of demand for new non-real estate debt. This trend, which seems to be widespread in the United States, appears to be driven by a lack of consumer confidence leading to a drop in demand for debt financed purchases. Although we have tightened our underwriting standards in 2009, when we are presented with opportunities to fund quality loans, we readily act to assist our communities at this time of economic contraction. These things taken together have assisted us in reducing our loan to deposit ratio to 89.2% at year end 2009 from 98.4% at the end of the prior year. This is consistent with our “in the 80s” goal, and which we believe balances the desire to generate attractive returns with liquidity risk.

The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above in the category of real estate - mortgage, amounting to approximately $404.6 million and $427.4 million as of December 31, 2009 and 2008, respectively. Of this amount, $88.7 million, or 28.1%, was secured by farmland at December 31, 2009, compared to $94.0 million, or 28.2%, at December 31, 2008. Generally, these loans are collateralized by assets of the borrowers and are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans at December 31, 2009:

		Due in			Total for Loans Due Within One Year Having:		Total for Loans Due After One Year Having:
	Due Within One Year	One to Five Years	Due After Five Years	Total	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates
(in thousands)
Commercial, Financial and Agricultural	$162,141	$129,597	$11,879	$303,617	$35,639	$127,644	$115,089	$25,245
Real estate:
Construction	62,562	16,850	25	79,437	43,756	18,806	6,386	10,489
Mortgage	102,775	390,694	58,623	552,092	38,524	64,251	321,503	127,814
Loans to Individuals	4,791	14,879	2,024	21,694	3,388	1,403	16,829	74
All Other	4,392	1,847	3,919	10,158	2,929	516	2,806	3,907

Total loans	$336,661	$553,867	$76,470	$966,998	$124,236	$212,620	$462,613	$167,529

NonPerforming Assets

It is management’s policy to place commercial and mortgage loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning nonperforming loans at December 31 for each of the years indicated:

	December 31,
	2009	2008	2007
(dollars in thousands)
90 days past due and still accruing interest	$1,439	$3,024	$514
Restructured	2,555	424	—
Nonaccrual	9,885	11,785	782

Total nonperforming loans	$13,879	$15,233	$1,296

Other real estate owned	$3,635	$996	$—

Total nonperforming loans and nonperforming other assets	$17,514	$16,229	$1,296

Nonperforming loans to loans, before allowance for loan losses	1.44%	1.50%	0.32%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.81%	1.60%	0.32%

We experienced a relatively modest increase in total nonperforming assets during 2009 as compared to 2008. Total nonperforming assets were $17.5 million at December 31, 2009, compared to $16.2 million at December 31, 2008, a $1.3 million, or 8.0%, increase. Nonperforming loans decreased $1.3 million during 2009, partially offsetting a $2.6 million increase in nonperforming other assets (other real estate owned). The largest category of nonperforming loans was commercial, financial, and agricultural loans, with a balance of $6.8 million at December 31, 2009. The remaining nonperforming loans consisted of $3.8 million in commercial real estate, $3.1 million residential real estate, and the remaining $0.2 million being loans to individuals. The rise in other real estate owned (OREO) was due primarily to increased foreclosure activity. OREO attributable to commercial real estate increased to $2.6 million at December 31, 2009 compared to $0.5 million at December 31, 2008, while same period single family residential OREO increased to $1.0 million from $0.5 million for the same period.

A loan is considered to be impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

The gross interest income that would have been recorded in the years ended December 31, 2009, 2008 and 2007 if the nonaccrual loans had been current in accordance with their original terms was $1.7 million, $0.6 million, and $0.1 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.2 million, $0.1 million, and $0.01 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Restructured Loans

We restructure loans for our customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances. We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan. Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90+ day past due or nonaccrual totals above. We had $2.6 million of loans performing under restructured terms at December 31, 2009. Prior to 2008, loans performing under restructured terms were insignificant.

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2009	2008	2007
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$966,998	$1,014,814	$401,554

Average amount of loans outstanding for the period (net of unearned interest)	$990,540	$893,451	$390,862

Allowance for loan losses at beginning of period	$10,977	$5,466	$5,298

Charge-offs:
Commercial, Financial and Agricultural	2,440	2,925	356
Real estate:
Construction	466	780	—
Mortgage	1,873	922	36
Loans to Individuals	232	276	88
All Other	—	—	—

Total charge-offs	5,011	4,903	480

Recoveries:
Commercial, Financial and Agricultural	120	255	120
Real estate:
Construction	—	3	—
Mortgage	111	85	—
Loans to Individuals	35	227	28
All Other	—	—	—

Total recoveries	266	570	148

Net loans charged off (recovered)	4,745	4,333	332
Provision for loan losses	7,725	4,366	500
Allowance from acquired bank	—	5,478	—

Allowance for loan losses at end of period	$13,957	$10,977	$5,466

Net loans charged off (recovered) to average loans	0.48%	0.48%	0.08%
Allowance for loan losses to total loans at end of period	1.44%	1.08%	1.36%

(1)	Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	December 31,
	2009		2008		2007
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Commercial, Financial and Agricultural	$4,651	33.3%	$3,127	28.5%	$1,663	30.4%
Real estate:
Construction	2,345	16.8	791	7.2	408	7.5
Mortgage	6,512	46.7	1,394	12.7	3,063	56.0
Loans to Individuals	449	3.2	187	1.7	300	5.5
All Other	—	—	—	—	32	0.6
Allowance from acquired bank	—	—	5,478	49.9	—	—

Total	$13,957	100.0%	$10,977	100.0%	$5,466	100.0%

This table indicates significant growth in the allowance for loan losses for real estate-construction and real estate-mortgage as of December 31, 2009, as compared to December 31, 2008. This increase is due primarily to the allocation of the $5.5 million of the allowance for loan losses shown as acquired from the Former MidWestOne at December 31, 2008, into the appropriate loan classes, causing the increases in those specific categories. The overall increase of $3.0 million, or 27%, reflects of our increased provision for loan losses in 2009.

Loan Pool Participations

As of December 31, 2009, we had loan pool participations of $83.1 million compared to $92.9 million at December 31, 2008, both net of an allowance for loan losses of $2.1 million. Loan pools are participation interest in performing, subperforming and nonperforming loans that have been purchased from various nonaffiliated banking organizations. The Former MidWestOne had engaged in this activity since 1988. The loan pool investment balance shown as an asset on our consolidated balance sheet represents the discounted purchase cost of the loan pool participations. We acquired new loan pool participations totaling $14.1 million during 2009, and $28.3 million during 2008. As of December 31, 2009, the categories of loans by collateral type in the loan pools were commercial real estate – 55.8%, commercial loans – 8.6%, agricultural real estate – 10.6%, single-family residential real estate – 11.0% and other loans – 14.0%. We have minimal exposure in loan pools to consumer real estate, subprime credit or to construction and real estate development loans.

Management has identified a target range for loan pool participation balances of between $90.0 million and $110.0 million, and continues to be active in bidding on new pools as they become available. The most recently purchased pools have performed well and management believes the business still has the potential to generate attractive risk-adjusted returns over the long term. The Company has very minimal exposure in loan pools to consumer real estate, subprime credit or construction and real estate development loans. The Company does not actively seek to purchase consumer or consumer real estate loans characterized as subprime credit. The net “all-in” yield (excluding the purchase accounting adjustment and after all expenses) on loan pool participations was 1.73% for the fourth quarter of 2009, down significantly from 6.55% for the fourth quarter of 2008. Yields were 3.21% and 8.41% for the year ended December 31, 2009 and 2008, respectively. The net yield was lower in 2009 than for 2008 due to elevated charge-off levels in the portfolio as well as slowed collections as borrowers saw their ability to refinance their debt decline, due to continued tightness in the credit markets.

The loans in the pools provide some geographic diversification to our balance sheet. As of December 31, 2009, loans in the central region of the United States represented approximately 37% of the total. The southeast region was the next largest area with 36%, the northeast region with 21%, followed by the northwest region with 4% and southwest with 2%. The highest concentration of assets in any one state is Florida at approximately 18% of the basis total, with the next highest state level being Ohio at 11% followed by Pennsylvania at 7%. As of December 31, 2009, approximately 58% of the loans were contractually current or less than 90 days past due, while 42% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 42% contractually past due includes loans in litigation and foreclosed property. As of December 31, 2009 and 2008, loans in litigation totaled approximately $17.2 million and $21.6 million, while foreclosed property was approximately $10.7 million and $6.5 million, respectively. As of December 31, 2009, our investment basis in loan pool participations was approximately 46.3% of the ‘‘face’’ amount of the underlying loans, compared to approximately 53.0% at December 31, 2008.

Other Intangible Assets

Intangible assets totaled $12.2 million and $13.4 million at December 31, 2009 and 2008, respectively. Other intangible assets declined during the year ended December 31, 2009 by $1.2 million, primarily related to core deposit amortization during the year. During 2008, we acquired the Former MidWestOne and recognized goodwill and other intangible assets in connection with the merger of $22.9 million and $13.2 million, respectively. Given the extreme volatility in the banking industry and the price of banking stocks, including our common stock, we performed an impairment analysis as of December 31, 2008 as a result of the decline in our stock to prices significantly below our book value. As a result, we recorded a goodwill impairment charge of $27.3 million during the fourth quarter of 2008, which represented all of our goodwill at December 31, 2008. We recorded no impairment charges during 2009 or 2008 related to our other intangible assets.

Deposits

As indicated in the following table, the average balances of deposit categories as a percentage of average total deposits remained largely unchanged for the year ended December 31, 2009 compared to the years ended December 31, 2008, and December 31, 2007. The increase in the balances of all deposit categories in 2008 from 2007 reflects the merger of the Company with the Former MidWestOne during 2008.

	December 31,
	2009				2008				2007
	Average Balance	% Total	Average Rate		Average Balance	% Total	Rate		Average Balance	% Total	Rate
(dollars in thousands)
Non-interest bearing demand deposits	$133,990	11.5%	N/A	%	$118,764	11.7%	N/A	%	$63,463	12.6%	N/A	%
Savings and interest-bearing demand (NOW and money market)	456,900	39.1	1.03		392,603	38.7	1.40		193,044	38.2	1.61
Time deposits	579,038	49.5	2.92		502,220	49.5	3.51		248,377	49.2	4.71

Total deposits	$1,169,928	100.0%	1.85%		$1,013,587	100.0%	2.28%		$504,884	100.0%	2.93%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2009 had the following maturities (dollars in thousands):

(in thousands)
Three months or less	$45,308
Over three through six months	34,539
Over six months through one year	51,635
Over one year	55,774

Total	$187,256

Federal Home Loan Bank Advances and Other Borrowings

The following table sets forth the distribution of borrowed funds and weighted average interest rates thereon at the end of each of the last three years. We utilize Federal Home Loan Bank advances as an alternate source of funds to supplement deposits. Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions.

	Year Ended December 31,
	2009		2008		2007
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)
Federal Home Loan Bank advances	$130,200	3.78%	$158,782	4.21%	$47,000	4.05%
Long-term debt	15,588	4.21	15,640	5.02	—	—
Federal funds purchased and repurchase agreements	44,973	1.01	57,299	0.92	45,997	3.11

Total	$190,761	3.16%	$231,721	3.45%	$92,997	3.59%

The following table sets forth the maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Federal Home Loan Bank advances	$160,000	$159,100	$48,500
Long-term debt	15,647	15,640	—
Federal funds purchased and repurchase agreements	55,603	60,762	58,749

Total	$231,250	$235,502	$107,249

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009		2008		2007
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal Home Loan Bank advances	$149,403	3.65%	$154,218	3.47%	$44,181	4.58%
Long-term debt	15,614	4.21	12,337	5.02	—	—
Federal funds purchased and repurchase agreements	45,830	1.01	60,366	1.87	49,629	4.26

Total	$210,847	3.12%	$226,921	3.13%	$93,810	4.41%

Contractual Obligations and Other Commitments

The following table summarizes contractual obligations and other commitments as of December 31, 2009:

Payments due by Period:

Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Time certificates of deposit	$581,625	$376,619	$153,126	$51,880	$—
Federal funds purchased and repurchase agreements	44,973	44,973	—	—	—
Federal Home Loan Bank Advances	130,200	43,000	49,000	38,200	—
Long-term debt	15,588	—	—	—	15,588
Noncancelable operating leases & capital lease obligations	876	84	189	211	392

Total	$773,262	$464,676	$202,315	$90,291	$15,980

Amount of Commitment - Expiration by Period:

Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
Commitments to lend to borrowers	$168,450	$116,238	$52,212	$—	$—
Commitments to sell loans	1,028	1,028	—	—	—
Standy letters of credit	4,035	3,999	—	—	36

Total	$173,513	$121,265	$52,212	$—	$36

Capital Resources

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2009, MidWestOne had a total capital to total risk-weighted asset ratio of 13.92%, a Tier 1 capital to risk-weighted asset ratio of 12.66% and a Tier 1 leverage ratio of 10.01%; MidWestOne Bank had ratios of 12.94%, 11.69%, and 9.23%, respectively. As these ratios indicate, both MidWestOne Financial Group, Inc. and MidWestOne Bank exceed the regulatory capital guidelines necessary to be considered well-capitalized.

On February 11, 2010, we filed a universal shelf-registration statement registering for future sale up to $25.0 million of securities from time to time in one or more offerings. Given the growth opportunities and the difficult credit market, we believe that it is prudent to have all options available to raise additional capital. Tough economic times present both challenges and opportunities. We believe that additional capital will allow for both organic and external growth opportunities.

On February 6, 2009, we issued $16.0 million of CPP preferred stock to the U.S.Treasury, plus a warrant to purchase 198,675 shares of our common stock at a strike price of $12.08 per share at any time on or before February 6, 2019. If we repay the U.S. Treasury’s investment in full, we would be permitted to redeem the warrant issued to the U.S. Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the U.S. Treasury. All of the capital from Treasury was treated as Tier 1 capital for regulatory purposes.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis. We adjusted our investments in liquid assets based upon management’s assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. Excess liquidity is invested generally in short-term U.S. Government and agency securities, short-term state and political subdivision securities, and other investment securities.

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period. Liquid assets on hand are summarized in the table below:

	Years Ended December 31,
	2009	2008	2007
	Balance	Balance	Balance
(dollars in thousands)
Cash and due from banks	$25,452	$32,383	$16,294
Interest bearing deposits in banks	2,136	543	84
Federal funds sold	—	—	17,842

Total	$27,588	$32,926	$34,220

Percentage of average total assets	1.8%	2.4%	5.0%

Our principal sources of funds are deposits, advances from the Federal Home Loan Bank, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, its commercial bank line of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate advances from the Federal Home Loan Bank that were obtained at a more favorable cost than deposits. We generally managed the pricing of our deposits to maintain a steady deposit base but from time to time decided not to pay rates on deposits as high as our competition.

As of December 31, 2009, we had $15.6 million of long-term debt outstanding. This amount represents amounts indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent. At December 31, 2009 the interest rate was 4.16 percent.

We previously had an outstanding $5.0 million credit facility with a correspondent lender (which we assumed from the Former MidWestOne in the Merger). The credit facility matured on June 30, 2008, at which time no amounts were outstanding thereunder. We elected not to renew the credit facility; thus, it no longer existed as of December 31, 2008.

Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $12.6 million through the year ended December 31, 2009 and $1.6 million for the year ended December 31, 2008.

As of December 31, 2009, we had outstanding commitments to extend credit to borrowers of $168.5 million, standby letters of credit of $4.0 million, and commitments to sell loans of $1.0 million. Certificates of deposit maturing in one year or less totaled $376.6 million as of December 31, 2009. We believe that a significant portion of these deposits will remain with us upon maturity.

Recent Accounting Pronouncements

In April 2009, FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP. We adopted this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” on April 1, 2009, and applied it to our collateralized debt obligations backed by pools of trust preferred securities.

In April 2009, FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. We adopted this accounting standard in preparing our consolidated financial statements for the period ended June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on our consolidated statements of operations and condition. See Note 16 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

In April 2009, FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. We adopted this position effective April 1, 2009 and applied the guidance to its other than temporary impairment analysis during the second quarter of 2009, including the collateralized debt obligations backed by pools of trust preferred securities. In accordance with the new guidance, the $5.2 million noncredit related portion of the $6.2 million other-than-temporary impairment losses recognized in 2008 earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. See Note 2 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 320, “Investments — Debt and Equity Securities.”

In May 2009, FASB issued an accounting standard to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. This change is effective for interim and annual periods ending after June 15, 2009, and was effective for the Company as of June 30, 2009. This accounting standard was subsequently codified into ASC Topic 855 “Subsequent Events”, and the adoption of the amendment did not have a material impact on our financial condition, results of operations, or disclosures.

In June 2009, FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard is not anticipated to have any material impact on our consolidated financial statements.

In June 2009, FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and will not have any material impact on our consolidated financial statements.

In June 2009, FASB issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. We adopted this accounting standard in preparing our consolidated financial statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on our consolidated financial statements.

In August 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” This Update provides amendments to Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact on our consolidated financial statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In general, market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting us as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008 and continued during 2009, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

Liquidity Risk

Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.

Net cash inflows from operating activities were $12.6 million during 2009, compared with $1.6 million in 2008 and $7.3 million in 2007. Proceeds from loans held for sale, net of funds used to originate loans held for sale, were a source of $4.1 million inflow for 2009, compared to $2.6 million and $0.3 million outflows for 2008 and 2007, respectively.

Net cash outflows from investing activities were $41.4 million during 2009, compared with $14.5 million in 2008 and $30.2 million in 2007. During 2009, securities transactions accounted for a net outflow of $87.5 million, while resulting in net cash inflows of $31.2 million and $9.2 million for 2008 and 2007, respectively. Net principal received on loans and loan pools provided $47.3 in cash inflows for 2009, $79.9 million of outflows for 2008, and $23.3 million outflows in 2007.

Net cash provided by financing activities was $23.5 million during 2009, compared with $29.5 million in 2008 and $25.0 million in 2007. Sources of cash for 2009 included a $51.7 million increase in net deposits and the issuance of $16.0 million in preferred stock, partially offset by a net decrease in Federal Home Loan Bank (FHLB) borrowings of $27.9 million. Increases in deposits of $14.9 million in 2008 and $33.7 million in 2007, combined with net proceeds from FHLB borrowings of $15.7 million and $1.0 million, respectively, were main sources of cash inflows.

To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:

•	Fed Funds lines;

•	FHLB Advances;

•	Brokered repurchase agreements; and

•	Federal Reserve Bank Discount Window.

Fed Funds Lines: Routine liquidity requirements are met by fluctuations in the Bank’s Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured Fed Funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current Fed Funds purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, the Bank has unsecured Fed Fund lines totaling $60.0 million, which lines are tested annually to ensure availability.

FHLB Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB advances are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB advance limit is 25% of total assets. Currently, the Bank has a $231.8 million advance limit with $130.2 million in outstanding advances as of December 31, 2009, leaving $101.6 million available for liquidity needs as of year-end 2009. These advances are secured by various real estate loans (residential, commercial and agricultural).

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2009.

Federal Reserve Bank Discount Window: The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. Currently, the Bank owns municipal securities with an approximate market value of $13.3 million available for liquidity purposes.

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin and earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. We manage several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of the Bank’s Asset/Liability Management Policy.

Like most financial institutions, the Bank’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. The Asset and Liability Committee (ALCO) seeks to manage interest rate risk under a variety of rate environments via changes in investment and funding strategies and through the structure of deposit and loan product offerings. The risk is monitored and managed within approved policy limits.

The Bank outsources interest rate risk analysis to a third-party, which utilizes a modeling program to measure the Bank’s exposure to potential interest rate changes. Measuring and managing interest rate risk is a dynamic process that management performs continually with the objective of maintaining a stable net interest margin. This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks.” Management considers net interest income simulation as the best method to evaluate short-term interest rate risk (one-year time frame). The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year timeframes; and second, the impact on the market value of equity. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost / benefit of hedging strategies.

The table below shows the anticipated effect on net interest income from parallel shocks (up and down) in interest rates over the subsequent twelve month period. As of December 31, 2009, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decline in net interest income of approximately $3.3 million, or 6.8%. Although unlikely in the current low interest rate environment, a 200 basis point decrease in rates would increase net interest income by approximately $0.9 million, or 1.8%. As part of a strategy to mitigate margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans.

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2009
Dollar change	$885	$1,373	$(1,995)	$(3,310)
Percent change	1.8%	2.8%	(4.1)%	(6.8)%

December 31, 2008
Dollar change	$847	$762	$(351)	$(864)
Percent change	1.7%	1.5%	(0.7)%	(1.7)%

The table below shows a positive (asset-sensitive) rate-sensitivity gap of $23.5 million in the one- to three-month repricing category as more assets were subject to repricing during that time period than liabilities. On a cumulative basis, the gap remains asset sensitive, as our assets subject to repricing exceed our liabilities subject to repricing every period. This static analysis does not capture the effect that rising interest rates are expected to have on loan prepayments. As rates rise, borrowers have little incentive to pay off fixed rate loans prior to maturity. This causes asset classes such as mortgage loans, commercial real estate and portions of the investment portfolio to experience a slow-down in principal pay offs when rates rise. This explains the difference between gap analysis showing asset sensitivity and the net interest income simulation which indicates a decrease in income as rates rise.

	Three Months or Less	Over Three Months to One Year	One to Three Years	Three Years or More	Total
(in thousands)
Interest earning assets:
Loans	$292,339	$216,339	$337,232	$208,347	$1,054,257
Investment securities:
Taxable investments	19,601	58,066	83,565	87,600	248,832
Tax exempt investments	5,077	19,725	38,458	56,206	119,466

Total investment securities	24,678	77,791	122,023	143,806	368,298
Federal funds sold and interest-bearing balances	1,488	—	—	—	1,488

Total interest earning assets	$318,505	$294,130	$459,255	$352,153	$1,424,043

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$130,950	$—	$87,929	$251,653	$470,532
Time Certificates of deposit	105,617	270,669	153,509	51,830	581,625

Total deposits	236,567	270,669	241,438	303,483	1,052,157
Federal funds purchased and repurchase agreements	38,595	6,378	—	—	44,973
Federal Home Loan Bank advances	12,000	31,000	49,000	38,200	130,200
Other long-term debt	7,794	—	7,794	—	15,588

Total interest-bearing liabilities	$294,956	$308,047	$298,232	$341,683	$1,242,918

Interest sensitivity gap per period	$23,549	$(13,917)	$161,023	$10,470

Cumulative Interest sensitivity gap	$23,549	$9,632	$170,655	$181,125

Interest sensitivity gap ratio	1.08	0.95	1.54	1.03
Cumulative Interest sensitivity gap ratio	1.08	1.02	1.19	1.15

In the table above, NOW accounts and savings deposits are allocated across the repricing buckets based on deposit studies of account behavior.

MidWestOne’s funds management policy requires the subsidiary bank to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the one-year timeframe. As of December 31, 2009, the Bank was within all of its interest rate risk guidelines.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements on pages F-1 through F-42.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of our management, including the chief executive officer and the principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries.

The effectiveness of the Company’s or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, the Company’s or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued their report on our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MidWestOne Financial Group, Inc.:

We have audited MidWestOne Financial Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MidWestOne Financial Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MidWestOne Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for the years then ended, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Des Moines, Iowa

March 8, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the Proxy Statement for the 2010 Annual Meeting of Shareholders under the heading “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2009 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2009 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the captions “Corporate Governance and Board Matters” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2009 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2009 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

See the Consolidated Financial Statements on pages F-1 through F-42.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated: March 8, 2010	By:	/s/ Charles N. Funk
Charles N. Funk
President and Chief Executive Officer

	By:	/s/ Gary J. Ortale
Gary J. Ortale
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Funk	President and Chief Executive Officer; Director (principal executive officer)	March 8, 2010
Charles N. Funk

/s/ Gary J. Ortale	Executive Vice President and Chief Financial Officer	March 8, 2010
Gary J. Ortale	(principal financial officer and principal accounting officer)

/s/ W. Richard Summerwill	Chairman of the Board	March 8, 2010
W. Richard Summerwill

/s/ Charles S. Howard	Vice Chairman of the Board	March 8, 2010
Charles S. Howard

/s/ Richard R. Donohue	Director	March 8, 2010
Richard R. Donohue

/s/ John S. Koza	Director	March 8, 2010
John S. Koza

/s/ Sally K. Mason	Director	March 8, 2010
Sally K. Mason

/s/ Kevin W. Monson	Director	March 8, 2010
Kevin W. Monson

/s/ John P. Pothoven	Director	March 8, 2010
John P. Pothoven

/s/ James G. Wake	Director	March 8, 2010
James G. Wake

/s/ Robert D. Wersen	Director	March 8, 2010
Robert D. Wersen

/s/ Stephen L. West	Director	March 8, 2010
Stephen L. West

/s/ R. Scott Zaiser	Director	March 8, 2010
R. Scott Zaiser

EXHIBITS

Exhibit Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated September 11, 2007, between ISB Financial Corp. and MidWestOne Financial Group, Inc.	Appendix A of the Joint Proxy Statement-Prospectus constituting part of the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on March 14, 2008	Exhibit 3.3 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

3.2	Articles of Amendment (First Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on January 23, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on February 4, 2009 (containing the Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A)	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

3.4	Amended and Restated By-laws of MidWestOne Financial Group, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

4.2	Form of Stock Certificate representing MidWestOne Financial Group, Inc. Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

4.3	Warrant to Purchase Common Stock of MidWestOne Financial Group, Inc., dated February 6, 2009	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.1	States Resources Loan Participating and Servicing Agreement, dated February 5, 1999 between States Resources Corp. and MidWestOne Financial Group, Inc. (as successor in interest to Mahaska Investment Company)	Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1999

10.2	MidWestOne Financial Group, Inc. Employee Stock Ownership Plan & Trust, as amended and restated	Exhibit 10.1 former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

10.3	First Amended and Restated ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) Stock Option Plan	Exhibit 10.18 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

Exhibit Number	Description	Incorporated by Reference to:

10.4	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1997

10.5	MidWestOne Financial Group, Inc. 2006 Stock Incentive Plan	Former MidWestOne Financial Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2006

10.6	ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) 2008 Equity Incentive Plan	Appendix F of the Joint Proxy Statement-Prospectus constituting part of the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

10.7	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles N. Funk, dated September 11, 2007	Exhibit 10.22 of the of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.8	Separation and Release Agreement between MidWestOne Financial Group, Inc. and David A. Meinert, dated December 22, 2008	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2008

10.9	Employment Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Kent L. Jehle, dated September 11, 2007	Exhibit 10.24 of the of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.10	Letter Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and W. Richard Summerwill, dated September 11, 2007	Exhibit 10.25 of the of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.11	Letter Agreement between ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) and Charles S. Howard, dated September 11, 2007	Exhibit 10.26 of the of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.12	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and W. Richard Summerwill, dated January 1, 1998	Exhibit 10.11 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.13	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Charles N. Funk, dated November 1, 2001	Exhibit 10.13 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.14	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Gary J. Ortale, dated January 1, 1998	Exhibit 10.14 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

Exhibit Number	Description	Incorporated by Reference to:

10.15	Amended and Restated Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and John S. Koza, dated January 1, 1998	Exhibit 10.15 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.16	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Kent L. Jehle, dated January 1, 1998, as amended by the First Amendment to the Supplemental Retirement Agreement, dated January 1, 2003	Exhibit 10.16 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.17	Second Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Kent L. Jehle, dated January 1, 2002	Exhibit 10.17 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.18	Letter Agreement, dated February 6, 2009, between MidWestOne Financial Group, Inc. and United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and the Warrant to Purchase Common Stock	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.19	Form of Waiver entered into by each of the Company’s Senior Executive Officers with respect to the Company’s participation in the TARP Capital Purchase Program	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

10.20	Form of Omnibus Amendment to Benefit Plans and Other Executive Compensation Arrangements entered into by each of the Company’s Senior Executive Officers with respect to the Company’s participation in the TARP Capital Purchase Program	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of McGladrey & Pullen LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Certification of Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008	Filed herewith

99.2	Certification of Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MidWestOne Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Des Moines, Iowa

March 8, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors

MidWestOne Financial Group, Inc. and Subsidiaries

Iowa City, Iowa

We have audited the consolidated statements of operations, shareholders’ equity and other comprehensive income (loss) and cash flows of ISB Financial Corp. and Subsidiaries (n/k/a MidWestOne Financial Group, Inc.) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for ISB Financial Corp. and Subsidiaries (n/k/a MidWestOne Financial Group, Inc.) for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Cedar Rapids, Iowa

March 13, 2008

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except per share amounts)

	2009	2008
Assets
Cash and due from banks	$25,452	$32,383
Interest-bearing deposits in banks	2,136	543

Cash and cash equivalents	27,588	32,926
Investment securities
Available for sale	362,903	272,380
Held to maturity (fair value 2009 $8,118; 2008 $8,120)	8,009	8,125
Loans held for sale	1,208	5,279
Loans	966,998	1,014,814
Allowance for loan losses	(13,957)	(10,977)

Net loans	953,041	1,003,837
Loan pool participations, net	83,052	92,932
Premises and equipment, net	28,969	28,748
Accrued interest receivable	11,534	11,736
Other intangible assets, net	12,172	13,424
Bank-owned life insurance	18,118	17,340
Other real estate owned	3,635	996
Deferred income taxes	5,163	5,595
Other assets	19,391	15,644

Total assets	$1,534,783	$1,508,962

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except per share amounts)

	2009	2008
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest bearing demand	$133,990	$123,558
Interest-bearing checking	401,264	389,227
Savings	62,989	59,133
Certificates of deposit under $100,000	394,369	402,950
Certificates of deposits $100,000 and over	187,256	153,321

Total deposits	1,179,868	1,128,189
Federal funds purchased	1,875	13,050
Securities sold under agreements to repurchase	43,098	44,249
Federal Home Loan Bank borrowings	130,200	158,782
Deferred compensation liability	3,832	1,586
Long-term debt	15,588	15,640
Accrued interest payable	2,248	2,770
Other liabilities	5,866	14,354

Total liabilities	1,382,575	1,378,620

Commitments and Contingencies (Note 14)
Shareholders’ Equity
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000 shares; issued and outstanding 16,000 shares as of December 31, 2009; no shares authorized or issued at December 31, 2008	15,699	—
Capital stock, common, $1 par value; authorized 15,000,000 shares at December 31, 2009 and 10,000,000 at December 31, 2008; 8,690,398 shares issued at December 31, 2009 and 2008; 8,605,333 shares outstanding at December 31, 2009 and 8,603,055 at December 31, 2008	8,690	8,690
Additional paid-in capital	81,179	80,757
Treasury stock, at cost; 85,065 shares and 87,343 shares at December 31, 2009 and 2008, respectively	(1,183)	(1,215)
Retained earnings	48,079	43,683
Accumulated other comprehensive (loss)	(256)	(1,573)

Total shareholders’ equity	152,208	130,342

Total liabilities and shareholders’ equity	$1,534,783	$1,508,962

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	2009	2008	2007
Interest income:
Interest and fees on loans	$58,697	$53,104	$27,564
Interest and discount on loan pool participations	1,809	4,459	—
Interest on bank deposits	11	26	—
Interest on federal funds sold	47	315	548
Interest on investment securities:
Taxable securities	8,797	8,222	7,552
Tax-exempt securities	3,997	4,080	2,641

Total interest income	73,358	70,206	38,305

Interest expense:
Interest on deposits:
Interest-bearing checking	4,501	4,149	2,950
Savings	213	1,362	159
Certificates of deposit under $100,000	11,871	14,369	8,250
Certificates of deposit $100,000 and over	5,026	3,277	3,439

Total interest on deposits	21,611	23,157	14,798
Interest on federal funds purchased	11	67	61
Interest on securities sold under agreements to repurchase	453	1,055	2,053
Interest on Federal Home Loan Bank advances	5,450	5,348	2,126
Interest on long-term debt	658	631	—
Other borrowings	60	137	—

Total interest expense	28,243	30,395	19,038

Net interest income	45,115	39,811	19,267
Provision for loan losses	7,725	4,366	500

Net interest income after provision for loan losses	37,390	35,445	18,767

Other income:
Trust and investment fees	4,180	4,011	3,688
Service charges and fees on deposit accounts	3,988	5,611	2,082
Mortgage origination fees and loan servicing fees	2,770	907	1,208
Other service charges, commissions and fees	2,386	1,527	1,746
Bank-owned life insurance income	778	542	338
Investment securities losses, net:
Impairment losses on investment securities	(2,404)	(6,194)	—
Less: noncredit-related losses	—	—	—

Net impairment losses	(2,404)	(6,194)	—
Gain (loss) from sale of available for sale securities	813	(346)	(256)
Gain (loss) on sale of fixed assets	8	(516)	—

Total other income	12,519	5,542	8,806

Other expenses:
Salaries and employee benefits	23,152	20,903	10,926
Net occupancy and equipment expense	6,961	4,759	2,978
Professional and other outside services	3,635	2,437	2,057
Other operating expense	5,491	7,374	1,454
Data processing expense	1,844	1,860	1,145
FDIC Insurance expense	3,244	595	60
Amortization expense	1,252	776	—
Goodwill impairment	—	27,295	—

Total other expenses	45,579	65,999	18,620

Income (loss) before income taxes	4,330	(25,012)	8,953
Federal and state income tax expense (benefit)	(79)	(450)	2,305

Net income (loss)	$4,409	$(24,562)	$6,648

Less: Preferred stock dividends and discount accretion	$779	$—	$—

Net income (loss) available to common shareholders	$3,630	$(24,562)	$6,648

Earnings (Loss) per common share:
Basic	$0.42	$(3.09)	$1.29

Diluted	$0.42	$(3.09)	$1.29

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share amounts)

	Preferred Stock	Capital Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2006	$—	$5,176	$14	$—	$69,539	$(1,520)	$73,209

Comprehensive income:
Net income	—	—	—	—	6,648	—	6,648
Change in net unrealized losses on securities available-for-sale, net of reclassification adjustment and tax effect	—	—	—	—	—	1,314	1,314

Total comprehensive income							7,962

Cash dividends paid ($0.65 per share)	—	—	—	—	(3,359)	—	(3,359)
Stock options exercised for 8,425 shares	—	8	99	—	—	—	107
Stock compensation	—	—	2	—	—	—	2
Repurchase of 19,605 shares of common stock	—	(19)	(15)	—	(495)	—	(529)

Balance, December 31, 2007	$—	$5,165	$100	$—	$72,333	$(206)	$77,392

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share amounts)

	Preferred Stock	Capital Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2007	$—	$5,165	$100	$—	$72,333	$(206)	$77,392

Comprehensive income (loss):
Net loss	—	—	—	—	(24,562)	—	(24,562)
Change in net unrealized pension liability, net of tax	—	—	—	—	—	(2,425)	(2,425)
Change in net realized gains (losses) arising during the period on securities available for sale, net of tax	—	—	—	—	—	1,058	1,058

Total comprehensive income							(25,929)

Dividends paid ($0.46 per share)	—	—	—	—	(3,955)	—	(3,955)
Stock options exercised (7,959 shares)	—	5	29	38	—	—	72
Treasury stock purchased	—	—	—	(1,253)	—	—	(1,253)
Fractional shares paid out in merger	—	—	(3)	—	—	—	(3)
Shares issued in merger (3,519,788 shares)	—	3,520	78,245	—	—	—	81,765
Stock compensation	—	—	21	—	—	—	21
Stock option value allocated to transaction purchase price	—	—	2,365	—	—	—	2,365
Cumulative effect adjustment for postretirement split dollar life insurance benefits	—	—	—	—	(133)	—	(133)

Balance, December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share amounts)

	Preferred Stock	Capital Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342

Cumulative effect of FASB ASC 320, net of tax	—	—	—	—	3,266	(3,266)	—
Comprehensive income:
Net income	—	—	—	—	4,409	—	4,409
Change in net unrealized pension liability, net of tax	—	—	—	—	—	663	663
Change in net realized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	3,920	3,920

Total comprehensive income							8,992

Dividends paid on common stock ($0.30 per share)	—	—	—	—	(2,602)	—	(2,602)
Dividends paid on preferred stock	—	—	—	—	(620)	—	(620)
Release/lapse of restriction on RSUs	—	—	(32)	32	—	—	—
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common Warrants Issued	—	—	358	—	—	—	358
Preferred stock discount accretion	57	—	—	—	(57)	—	—
Stock compensation	—	—	96	—	—	—	96

Balance, December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$4,409	$(24,562)	$6,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,725	4,366	500
Depreciation, amortization and accretion	5,844	3,200	1,325
Loss (gain) on disposal of premises and equipment	(8)	516	—
Deferred income taxes	(2,284)	(3,213)	(269)
Stock option expense	96	21	2
Net (gain) loss on sale of investment securities	(813)	346	256
Loss on sale of other real estate owned	184	—	—
Writedown of other real estate owned	232	516	—
Other than temporary impairment on investment securities	2,404	6,194	—
Goodwill impairment	—	27,295	—
Originations of loans held for sale	(87,980)	(60,227)	(74,032)
Proceeds from loans held for sale	92,051	57,657	73,745
Net change in:
Decrease (increase) in accrued interest receivable	202	(7,097)	(71)
Decrease (increase) in other assets	(3,747)	327	(1,156)
Increase in deferred compensation	2,246	195	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,975)	(3,908)	367

Net cash provided by operating activities	12,586	1,626	7,315

Cash Flows from Investing Activities
Available for sale securities:
Sales	50,179	10,550	28,774
Maturities	74,039	45,678	64,409
Purchases	(211,794)	(25,021)	(83,959)
Maturities of held to maturity securities	1,876	—	18
Purchases of held to maturity securities	(1,814)	—	—
Federal funds sold, net	—	17,842	(14,667)
Loans made to customers, net of collections	37,457	(77,891)	(23,274)
Loan participation pools, net	9,880	(2,056)	—
Purchase of premises and equipment	(3,075)	(3,227)	(1,037)
Proceeds from the sale of other real estate owned	2,558	817	—
Proceeds from the sale of premises and equipment	51	—	—
Net cash acquired in merger	—	20,351	—
Purchase of Butler Brown Insurance Agency, net of cash acquired	—	(993)	—
Activity in bank-owned life insurance:
Purchases	—	(63)	(118)
Increase in cash value	(778)	(528)	(338)

Net cash used in investing activities	(41,421)	(14,541)	(30,192)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash Flows from Financing Activities
Net increase in deposits	51,679	14,853	33,714
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(12,326)	5,302	(5,932)
Proceeds from Federal Home Loan Bank borrowings	27,900	40,869	28,995
Repayment of Federal Home Loan Bank borrowings	(56,482)	(25,200)	(28,015)
Stock options exercised	—	72	107
Repurchase of common stock	—	(1,253)	(529)
Payments on notes payable	—	(1,182)	—
Payments on long-term debt	(52)	(43)	—
Dividends paid	(3,222)	(3,955)	(3,359)
Issuance of Preferred Stock	16,000	—	—

Net cash provided by financing activities	23,497	29,463	24,981

Increase (decrease) in cash and cash equivalents	$(5,338)	$16,548	$2,104
Cash and Cash Equivalents:
Beginning balance	32,926	16,378	14,274

Ending balance	$27,588	$32,926	$16,378

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$22,194	$22,122	$14,969
Interest paid on other obligations	1,214	7,237	4,254
Income taxes	829	3,903	2,572
Supplemental Schedule of non-cash Investing Activities:
Fair market value of liabilities assumed	$—	$720,318	$—
Fair market value of assets acquired, including goodwill	$—	$805,562	$—
Transfer of loans to other real estate owned	$5,613	$1,053	$1,978

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: On March 14, 2008, MidWestOne Financial Group, Inc. merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger dated as of September 11, 2007. As a result of the merger, MidWestOne Financial Group, Inc (“Former MidWestOne”) ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.” The surviving organization is referred to in this document as the “Company”. Prior to the merger, ISB Financial Corp.’s wholly owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank. Subsequent to the merger, the Company added MidWestOne Bank, and MidWestOne Insurance Services, Inc as wholly owned subsidiaries. In August 2008, the Company merged First State Bank and the Former MidWestOne Bank with and into and under the charter of Iowa State Bank and Trust Co. The resulting bank then changed its name to “MidWestOne Bank.” The Company is a financial services holding company headquartered in Iowa City, Iowa that owns 100% of the outstanding common stock of MidWestOne Bank, Iowa City and 100% of the common stock of MidWestOne Insurance Services, Inc., Pella, Iowa. MidWestOne Bank (the “Bank”) is also headquartered in Iowa City and provides services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Hudson, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing other management services to customers.

Accounting estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates.

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

Principles of consolidation: The consolidated financial statements for the year ended December 31, 2009 include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly owned subsidiaries which include MidWestOne Bank, a state chartered bank whose primary federal regulator is the Federal Deposit Insurance Corporation, and MidWestOne Insurance Services, Inc. The consolidated statements of operations and cash flows for the year ended December 31, 2008 includes the results of operations for the Company covering the entire year, and MidWestOne Bank and MidWestOne Insurance Services, Inc. from March 15, 2008 through December 31, 2008. The consolidated statements of operations and cash flows for the year ended December 31, 2007 includes the results of operation for the Company, Iowa State Bank & Trust Co. and First State Bank. The consolidated balance sheets as of December 31, 2009 and 2008 include the accounts and transactions of the Company and its wholly owned subsidiaries, MidWestOne Bank and MidWestOne Insurance Services, Inc., as well as its former wholly-owned subsidiaries Iowa State Bank & Trust Co., First State Bank and MidWestOne Investment Services. All significant inter-company accounts and transactions have been eliminated in consolidation.

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from loans originated by the Bank, deposits, federal funds purchased, and securities sold under agreements to repurchase are reported net.

Reclassification: Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

MidWestOne Financial Group, Inc.

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

The Company carries its investment securities at fair value and in accordance with the requirements of ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. ASC 820, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) is discussed in more detail in Note 16 to the consolidated financial statements. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost, that are deemed to be other than temporary, are reflected in earnings as realized losses. In determining whether other than temporary impairment exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis and (3) we do not expect to recover the entire amortized cost basis of the security. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans: Loans are stated at the principal amount outstanding, net of deferred loan fees and costs and allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. Deferred loan fees and costs are amortized using the level yield method over the remaining maturities on the loans.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due, unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180-days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.

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

Loan Pool Participations: The Company acquired its loan pool participations from the Former MidwestOne during the merger. The Company continues to invest in participations in pools of loans acquired from the FDIC and other sources at substantial discounts. The pools consist of loans to borrowers located throughout the United States.

The Company carries its investment in the loan pools as a separate earning asset on the balance sheet. Principal or interest restructures, write-downs, or writeoffs within the pools are not included in the Company’s disclosures for its loan portfolio. The loan pools are managed by a non-affiliate servicer operating in Omaha, Nebraska.

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

Upon the acquisition of a participation interest in a loan pool, the Company assumes the risk of loss on a pro-rata basis. The extent of such risk is dependent on a number of factors, including the servicer’s ability to locate the debtors, the debtors’ financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the servicer’s ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

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

The loan pools acquired are accounted for in accordance with the provisions of ASC Topic 310 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants.

ASC Topic 310 provides updated guidance on the accounting for purchased loans that show evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. ASC Topic 310 generally requires that the excess of the estimated cash flows expected to be collected on the loan over the initial investment be accreted over the estimated remaining life of loan. According to the ASC Topic 310, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan should be accounted for as a nonaccrual status applying the cash basis income recognition to the loan.

The Company has developed and implemented procedures to determine if accretion of the discount (“accretable yield”) on the purchased loans in a pool is required under ASC Topic 310. Given the impaired nature of the loan pools typically purchased, the individual loans are evaluated for ASC Topic 310 purposes by the end of a six-month window from the date of purchase. This provides time to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans are evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower’s financial condition. If all the criteria are met, the individual loan will utilize the accounting treatment required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash-basis of accounting.

In the event that a prepayment is received on a loan accounted for under ASC Topic 310, the accretable yield is recomputed and the revised amount accreted over the estimated remaining life of the loan on the level yield basis. If a loan subject to accretable yield under ASC Topic 310 fails to make timely payments, it is subject to classification and an allowance for loss would be established.

Collection expenses incurred by the Servicer are netted against discount income. Discount income is added to interest income and reflected as one amount on the Company’s consolidated statements of operations.

Interest income is only recognized when collected and actually remitted to the Company by the servicer for those loans subject to nonaccrual status in accordance with ASC Topic 310. Many of the pools that have been purchased by the servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the servicer is reflected in the Company’s consolidated financial statements as interest income is included as part of interest income and discount on loan pool participations.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include: payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral, if the loan is collateral dependent.

Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment.

Transfers of financial assets: Revenue from the origination and sale of loans in the secondary market is recognized upon the transfer of financial assets and accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Revenue recognition: Trust fees, deposit account service charges and other fees are recognized when the services are provided or when customers use the services.

Credit-related financial instruments: In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Premises and equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. The estimated useful lives and primary method of depreciation for the principal items are as follows:

Type of Assets	Years	Depreciation Method
Buildings and leasehold improvements	10 – 30	Straight-line
Furniture and equipment	3 – 10	Straight-line

Charges for maintenance and repairs are expense as incurred. When assets are retired or disposed of the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

Other real estate owned: Other real estate owned acquired in satisfaction of loans are recorded at the lower of cost or fair value less estimated costs of disposal. When a property is acquired, the excess of the recorded investment in the property over its estimated fair value, less estimated costs of disposal, if any, is charged to the allowance for loan losses.

Subsequent declines in the estimated fair value are recorded in a valuation allowance account. Additions to or reductions from valuation allowances, along with net operating results of the property, are included in other operating expenses.

Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the consolidated statements of operations. Changes to ASC Topic 715 (EITF No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”), finalized the accounting treatment for these policies and is effective for fiscal years beginning after December 15, 2007. As permitted by ASC Topic 715, the Company recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $133,000.

Employee benefit plans: Annual expense of a defined benefit pension plan includes service cost (measured by projected unit credit method), interest on the projected benefit obligation, actual return on plan assets and other amortization and deferred amounts specified by Accounting Standards Codification Topic 715. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimates. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated. Deferred benefits under a salary continuation plan are charged to expense during the period the participating employees attain full eligibility.

Stock-based compensation: The Company accounts for stock based compensation in accordance with ASC 718. Compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant. The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

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

The adoption by the Company of ASC 740 (FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes), as of January 1, 2007, resulted in no material increase or decrease for unrecognized tax benefits. Additionally, there were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2009 and 2008.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Any interest and penalties related to income taxes would be recorded as other operating expense in the consolidated statements of operations.

Preferred Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company’s articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock. On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16.0 million. Upon issuance, the fair values of the senior preferred stock and the common stock warrants were computed as if the securities were issued on a stand-alone basis. The value of the senior preferred stock was estimated based on the net present value of the future senior preferred stock cash flows using a discount rate of 12%. The allocated carrying value of the senior preferred stock and common stock warrants on the date of issuance (based on their relative fair values) were $15.6 million and $0.4 million, respectively. The preferred stock discount, $358,000, is being accreted on a 5% level yield basis over 60 months. The senior preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. Dividends are payable quarterly at the rate of 5% per annum until the fifth anniversary date of the issuance and at a rate of 9% per annum thereafter. The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months. The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.

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

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

The fair value of the warrants was calculated using the Binomial Option Pricing Model. The inputs to the model are consistent with those utilized by the company for a 10-year employee stock option.

Number of warrants granted	198,675
Exercise price	$12.08
Grant date fair market value	$7.32
Estimated forfeiture rate	0%
Risk-free interest rate	2.93%
Expected life, in years	10
Expected volatility	40.7%
Expected dividend yield	3.86%
Estimated fair value per warrant	$1.39

Earnings per share: Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2009	2008	2007
(in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income (loss)	$4,409	$(24,562)	$6,648
Preferred stock dividends and discount accretion	(779)	—	—

Net income available to common shareholders	$3,630	(24,562)	6,648

Denominator:
Weighted average shares outstanding	8,605	7,946	5,171
Basic earnings per common share	$0.42	$(3.09)	$1.29

Diluted earning per common share computation
Numerator:
Net income (loss)	$4,409	$(24,562)	$6,648
Preferred stock dividends and discount accretion	(779)	—	—

Net income available to common shareholders	$3,630	(24,562)	6,648

Denominator:
Weighted average shares outstanding	8,605	7,946	5,171
Weighted average dilutive shares outstanding for stock options	—	—	2

	8,605	7,946	5,173
Diluted earnings per common share	$0.42	$(3.09)	$1.29

There were no dilutive shares included for the year ended December 31, 2009, as the exercise price of the options outstanding were generally higher than the current market price of our common stock. Due to our net loss for the year ended December 31, 2008, no potentially dilutive shares were included as such shares would be anti-dilutive.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Goodwill: Goodwill represents the cost in excess of the fair value of assets acquired in business combinations. Goodwill has an indefinite life, but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount were to exceed the fair value, an impairment loss would be recognized. The December 31, 2008 impairment test indicated and concluded that all goodwill existing at the time of the merger on March 14, 2008, had subsequently become impaired. Therefore, at December 31, 2008, the Company recorded a $27.3 million charge to earnings to recognize the goodwill impairment.

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

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Unrealized holding gains on available for sale securities	$7,078	$1,310	$1,863
Reclassification adjustment for (gains) losses realized in income	(813)	346	256
Cumulative effect of FASB ASC 320	(5,209)	—	—
Unrealized loss on pension	1,058	(3,845)	—

	2,114	(2,189)	2,119
Tax effects	797	(822)	805

Other comprehensive income (loss)	$1,317	$(1,367)	$1,314

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Net unrealized gains (losses) on securities available for sale	$7,600	$1,335	$(321)
Cumulative effect of FASB ASC 320	(5,209)	—	—
Unrealized loss on pension	(2,810)	(3,845)	—

	(419)	(2,510)	(321)
Tax effects	(163)	(937)	(115)

Accumulated other comprehensive income (loss)	$(256)	$(1,573)	$(206)

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
December 31, 2009:
U.S. Government agencies and corporations	$79,503	$1,789	$(101)	$81,191
State and political subdivisions	151,628	3,801	(205)	155,224
Mortgage-backed securities and collateralized mortgage obligations	105,865	2,760	(49)	108,576
Corporate debt securities	16,778	488	(1,104)	16,162

	353,774	8,838	(1,459)	361,153
Other equity securities	1,529	298	(77)	1,750

Total	$355,303	$9,136	$(1,536)	$362,903

December 31, 2008:
U.S. Government agencies and corporations	$70,447	$3,153	$—	$73,600
State and political subdivisions	114,261	827	(1,245)	113,843
Mortgage-backed securities and collateralized mortgage obligations	71,618	1,607	(148)	73,077
Corporate debt securities	12,263	6	(2,831)	9,438

	268,589	5,593	(4,224)	269,958
Other equity securities	2,656	—	(234)	2,422

Total	$271,245	$5,593	$(4,458)	$272,380

The amortized cost and fair value of investment securities held-to-maturity, with gross unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
December 31, 2009:
Mortgage-backed securities	$71	$5	$—	$76
State and political subdivisions	7,074	104	—	7,178
Corporate securities	864	—	—	864

	$8,009	$109	$—	$8,118

December 31, 2008:
Mortgage-backed securities	$96	$3	$—	$99
State and political subdivisions	8,029	1	(9)	8,021

	$8,125	$4	$(9)	$8,120

Investment securities with a carrying value of $83.9 million and $88.6 million at December 31, 2009 and 2008, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities (Continued)

The following presents information pertaining to securities with gross unrealized losses as of December 31, 2009 and

December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2009
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$10,120	$101	$—	$—	$10,120	$101
State and political subdivisions	65	11,709	116	4,616	89	16,325	205
Mortgage-backed securities and collateralized mortgage obligations	1	4,972	49	—	—	4,972	49
Corporate debt securities	4	—	—	857	1,104	857	1,104
Common stocks	4	218	77	—		218	77

Total	77	$27,019	$343	$5,473	$1,193	$32,492	$1,536

		As of December 31, 2008
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	—	$—	$—	$—	$—	$—	$—
State and political subdivisions	264	47,187	1,015	7,379	239	54,566	1,254
Mortgage-backed securities and collateralized mortgage obligations	19	14,983	148	—	—	14,983	148
Corporate debt securities	14	6,653	2,509	730	322	7,383	2,831
Common stocks	12	2,422	234	—	—	2,422	234

Total	309	$71,245	$3,906	$8,109	$561	$79,354	$4,467

The Company’s assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009, the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for other-than-temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit-related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in other-than-temporary impairment charges were recognized, of which $5.2 million related to noncredit-related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $5.2 million, or $3.3 million net of tax.

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

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities (Continued)

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products during 2008 and 2009, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At December 31, 2009, approximately 77% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of December 31, 2009 and December 31, 2008.

At December 31, 2009, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of this date totaled $2.0 million after other-than-temporary impairment charges of $6.2 million during 2008, and $1.6 million during 2009. All of the Company’s trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody’s Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems and a pre-tax charge to earnings of $6.2 million was recorded in the fourth quarter of 2008. Due to continued market deterioration in these securities during 2009, additional pre-tax charges to earnings of $1.6 million was recorded during 2009. The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures,” which the Company adopted as of April 1, 2009. The adoption of this guidance did not have a material impact on how the Company values these securities. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other than temporary impairment. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of December 31, 2009, the Company also owned $1.8 million of equity securities in banks and financial service-related companies. Equity securities are considered to have other than temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. During 2009, impairment charges of $776,000 were recorded, as the affected equity securities were deemed impaired due to their depressed market price, in relation to the Company’s original purchase price.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

Year ended December 31, 2009
Beginning balance	$985
Additional credit losses:
Securities with no previous other-than-temporary impairment	$—
Securities with previous other-than-temporary impairments	$1,627

Ending balance	$2,612

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated statements of earnings.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 2.	Investment Securities (Continued)

The contractual maturity distribution of investment securities at December 31, 2009, is summarized as follows:

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(in thousands)
Due in one year or less	$71,595	$72,237	$4,609	$4,637
Due after one year through five years	127,036	130,330	2,465	2,541
Due after five years through ten years	48,398	49,898	—	—
Due after ten years	880	112	864	864
Mortgage-backed and collateralized mortgage obligations	105,865	108,576	71	76

	$353,774	$361,153	$8,009	$8,118

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Other equity securities available for sale with an amortized cost of $1.5 million and a fair value of $1.8 million are excluded from this table.

Proceeds from the sale of investment securities available for sale during 2009, 2008 and 2007 were $50.2 million, $10.6 million and $28.8 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2009, 2008, and 2007, are as follows:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$795	$112	$45
Gross realized losses	—	(601)	(301)
Other-than-temporary impairment	(1,628)	(5,627)	—

	$(833)	$(6,116)	$(256)

Equity securities:
Gross realized gains	$37	$147	$—
Gross realized losses	(19)	(4)	—
Other-than-temporary impairment	(776)	(567)	—

	$(758)	$(424)	$—

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 3.	Loans

The composition of loans is as follows:

	December 31,
	2009	2008
(in thousands)
Commercial, financial and agricultural	$303,617	$299,238
Real estate:
Construction	79,437	99,617
Mortgage	552,092	586,163
Loans to individuals	21,694	23,857
All other	10,158	5,939

Total	$966,998	$1,014,814

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2009	2008	2007
(in thousands)
Balance, beginning	$10,977	$5,466	$5,298
Provision expense	7,725	4,366	500
Recoveries of amounts charged-off	266	570	148
Loans charged-off	(5,011)	(4,903)	(480)
Allowance from acquired bank	—	5,478	—

Balance, ending	$13,957	$10,977	$5,466

Total nonperfoming assets at December 31, 2009 and 2008, were:

	December 31,
	2009	2008
(in thousands)
Impaired loans:
Nonaccrual	$9,885	$11,785
Restructured	2,555	424

Total Impaired Loans	12,440	12,209
Loans past due 90 days and more	1,439	3,024

Total nonperforming loans	13,879	15,233
Other real estate owned	3,635	996

Total nonperforming assets	$17,514	$16,229

The average balances of nonperforming loans for the years ended December 31, 2009 and 2008, were $15.4 and $17.7 million, respectively. The allowance for loan losses related to nonperforming loans at December 31, 2009 and 2008, was $727,000 and $868,000, respectively. Nonperforming loans of $1.2 million and $3.8 million at December 31, 2009 and 2008, respectively, were not subject to a related allowance for credit losses because the net realizable value of loan collateral, guarantees and other factors exceed the loan carrying value. As of December 31, 2009, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2009 and 2008, were as follows:

	2009	2008
(in thousands)
Balance at beginning of year	$92,932	$—
Acquired in the merger	—	89,457
Purchases	14,149	28,332
Principal payments	(19,600)	(22,601)
Net charge-offs	(4,429)	(2,256)

Balance at end of year	$83,052	$92,932

Total face value at end of year	$179,264	$175,319

ASC Topic 310 (Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.

The Company evaluates all loans under the ASC Topic 310 criteria and determined that certain loans did not meet the criteria for level-yield income recognition required by ASC Topic 310. The outstanding balance of those loans was $121.1 million with a carrying value of $54.2 million as of December 31, 2009, and $133.7 million and $65.0 million respectively, as of December 31, 2008. Additionally, the Company purchased $6.2 million in loans during the third quarter of 2009 that were in the process of being evaluated under ASC Topic 310 as of December 31, 2009 in accordance with the Company’s accounting policy on loan pool participations.

The outstanding balances and carrying values as of December 31, 2009 and 2008, of the loans purchased that met the level-yield income recognition criteria under ASC Topic 310 are as follows:

	December 31, 2009	December 31, 2008
(in thousands)
Agricultural	$—	$54
Commercial	105	250
Real estate:
1-4 family residences	826	501
Agricultural	227	234
Land Development	22	4
Multifamily residences	992	1,029
Commercial	8,213	5,842

Total real estate	10,280	7,610
Loans to individuals	16	30

Total	$10,401	$7,944

Carrying amount, net of allowance of $47 and $182 respectively	$10,354	$7,762

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

Changes in accretable yield on the loans that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

	Accretable Yield December 31, 2009	Accretable Yield December 31, 2008

(in thousands)
Balance at beginning of year	$2,175	$—
Acquired in the merger	—	1,475
Additions	3,167	1,497
Accretion	(1,005)	(789)
Reclassifications (to)/from nonaccretable differences	292	(8)

Balance at end of year	$4,629	$2,175

Cash flows expected to be collected at acquisition	$24,402	$16,622
Basis in acquired loans at acquistion	17,116	12,502

Note 4.	Premises and Equipment

Premises and equipment is as follows:

	December 31,
	2009	2008
(in thousands)
Land	$3,355	$3,130
Buildings and leasehold improvements	27,390	27,197
Furniture and equipment	11,411	10,493

	42,156	40,820
Accumulated depreciation and amortization	13,187	12,072

	$28,969	$28,748

Premises and equipment depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 expense was $2.8 million, $2.4 million, and $1.3 million respectively.

Note 5.	Goodwill and Other Intangible Assets

Goodwill is subject to impairment testing at least annually under the provisions of ASC Topic 350.

The Company tested goodwill for impairment during the quarter ended December 31, 2008 and determined that there was impairment due to the extreme volatility in the banking industry and the resulting impact such volatility had on the Company’s stock price by December 31, 2008. Consequently, an impairment charge totaling $27.3 million was taken during the fourth quarter of 2008.

Other intangible assets decreased to $12.2 million as of December 31, 2009, from $13.4 million as of December 31, 2008, as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible, customer list intangible and insurance agency intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives.

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 5.	Goodwill and Other Intangible Assets (Continued)

The trade name intangible is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the amounts and carrying values of intangible assets as of December 31, 2009 and 2008.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets

	(years)		(in thousands)
December 31, 2009
Other intangible assets:
Mortgage servicing rights	6	$321	321	—
Insurance agency intangible	11	1,320	246	1,074
Core deposit premium	9	5,433	1,655	3,778
Trade name intangible	—	7,040	—	7,040
Customer list intangible	14	330	50	280

Total		$14,444	$2,272	$12,172

December 31, 2008
Other intangible assets:
Mortgage servicing rights	6	$321	$204	$117
Insurance agency intangible	15	1,320	52	1,268
Core deposit premium	10	5,433	741	4,692
Trade name intangible	—	7,040	—	7,040
Customer list intangible	15	330	23	307

Total		$14,444	$1,020	$13,424

The following table summarizes future amortization expense of intangible assets. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful lives of the respective intangible assets.

	Insurance Agency Intangible	Core Deposit Premium	Customer List Intangible	Totals

(in thousands)
Year ended December 31,
2010	$180	$815	$26	$1,021
2011	$164	$716	$24	904
2012	$139	$617	$23	779
2013	$122	$519	$22	663
2014	$105	$420	$21	546
Thereafter	$364	$691	$164	1,219

Total	$1,074	$3,778	$280	$5,132

Note 6.	Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $193.6 million and $85.7 million at December 31, 2009 and 2008, respectively.

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 7.	Certificates of Deposit

At December 31, 2009, the scheduled maturities of certificates of deposits (in thousands) are as follows:

(in thousands)
2010	$376,619
2011	120,226
2012	32,900
2013	28,463
2014	23,417
Thereafter	—

$581,625

Note 8.	Federal Home Loan Bank and Other Borrowings

The Bank is a member of The Federal Home Loan Bank of Des Moines and, as of December 31, 2009 and 2008, held Federal Home Loan Bank (FHLB) stock totaling $9.0 million and $9.1 million, respectively, which is recorded in other assets. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial, and agricultural, real estate first mortgages equal to various percentages of the total outstanding notes. As of December 31, 2009 and 2008, the borrowings were as follows:

	2009	2008
(in thousands)
Due in 2009, 3.54% to 5.24%	$—	$51,482
Due in 2009, 5.42% to 5.81%, callable quarterly	—	4,000
Due in 2010, 2.86% to 5.44%	37,000	37,000
Due in 2010, 5.41% to 5.41%, callable quarterly	6,000	11,000
Due in 2011, 2.89% to 5.02%	41,000	41,000
Due in 2012, 3.83% to 4.33%	8,000	8,000
Due in 2013, 2.50% to 5.97%	12,300	6,300
Due in 2013, 2.63% to 2.63%, callable quarterly	5,000	—
Due in 2014, 2.73% to 3.40%	20,900	—

	$130,200	$158,782

Securities sold under repurchase agreements with balances of $43.1 million and $44.2 million as of December 31, 2009 and 2008, respectively, are used by the Company to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of U.S. Treasury securities, U.S. Government agencies or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them within one to four days after the transaction date at that same price plus interest accrued at an agreed upon rate. The weighted average interest rate on these agreements was 0.90% and 1.18% at December 31, 2009 and 2008, respectively.

Note 9.	Long Term Debt

In connection with the Company’s merger with the Former MidwestOne in March 2008, the Company acquired $15.6 million in long-term subordinated debt from the Former MidwestOne’s participation in the issuance of a pooled trust preferred security. The junior subordinated debentures supporting the trust preferred securities have a 35-year maturity, do not require any principal amortization and are callable in five years at par at the Company’s option. The interest rate is fixed on $7.8 million of the debt and variable on the remaining balance of the debt. The fixed interest rate is at 6.48 percent and the variable rate is based on the three month LIBOR rate plus 1.59 percent with interest payable quarterly. Beginning on December 15, 2012 the interest rate on the entire balance of the debt is variable based on the three month LIBOR rate plus 1.59 percent. At December 31, 2009 the interest rate was at 4.16 percent. During the year the interest rate ranged from 5.03 percent to 4.16 percent. Interest expense recorded during 2009 and 2008 was $658,000 and $631,000, respectively.

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	December 31,
	2009	2008	2007
(in thousands)
Current:
Federal	$1,689	$2,128	$2,170
State	516	635	404
Deferred	(2,284)	(3,213)	(269)

	$(79)	$(450)	$2,305

The income tax provisions for the years ended December 31, 2009, 2008 and 2007 are less than the amounts computed by applying the maximum effective federal income tax rate of 34% to the income before income taxes because of the following items:

	2009	2008	2007

	Amount	Amount	Amount
(in thousands)
Expected provision	$1,472	$(8,504)	$3,044
Tax-exempt interest, net	(1,524)	(1,418)	(881)
Life insurance	(264)	(179)	(115)
State income taxes, net of federal income tax benefit	173	137	267
Non-deductible goodwill impairment	—	9,280	—
Other	64	234	(10)

	$(79)	$(450)	$2,305

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 10.	Income Taxes (Continued)

Net deferred tax assets consist of the following components:

	December 31,
	2009	2008
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$6,002	$4,892
Deferred compensation	1,426	1,865
Net operating loss	2,203	2,032
Impairment losses on securities	3,249	2,455
Pension liability	1,048	1,420
Nonaccrual interest	269	262
Other	620	240

Gross deferred tax assets	14,817	13,166

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	760	816
Federal Home Loan Bank stock	130	130
Purchase accounting adjustments	2,648	3,460
Mortgage servicing rights	52	44
Prepaid expenses	446	444
Unrealized gains on investment securities	2,827	483
Deferred loan fees	18	18
Other	239	—

Gross deferred tax liabilities	7,120	5,395

Net deferred income tax asset	7,697	7,771
Valuation allowance	2,534	2,176
Net deferred tax asset	$5,163	$5,595

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry forwards and certain impairment losses on investment securities. The Iowa net operating loss carry forwards will expire, if not utilized, between 2010 and 2025. The Company has recorded a valuation allowance to reduce the net operating loss carry forwards and certain impairment losses on securities. At December 31, 2009 and 2008, the Company believes it is more likely than not that the Iowa net operating loss carry forwards and certain impairment losses on securities will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets

The Company had no material unrecognized tax benefits as of December 31, 2009 and 2008.

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 11.	Pension and Other Postretirement Benefit Plans

Prior to the merger, the Bank sponsored a noncontributory defined benefit pension plan for substantially all its employees. Effective December 31, 2007 the Bank elected to curtail the plan by limiting this employee benefit to those employees vested as of December 31, 2007. The following table sets forth the plan’s funded status and amounts recognized in the accompanying financial statements as of December 31, 2009, 2008, and 2007:

	Pension Benefits
	2009	2008	2007
(in thousands)
Change in benefit obligation
Projected benefit obligation at the beginning of year	$10,571	$10,049	$12,211
Service cost	—	—	471
Interest cost	612	611	687
Actuarial (gain) or loss	(5)	330	(581)
Disbursements paid	(428)	(419)	(402)
Curtailment	—	—	(2,337)

Projected benefit obligation at the end of year	$10,750	$10,571	$10,049

Change in plan assets
Fair value of plan assets at the beginning of year	$7,679	$10,703	$10,489
Actual return on plan assets	1,549	(2,605)	616
Disbursements paid	(428)	(419)	(402)
Employer contribution	—	—	—

Fair value of assets at the end of the period	$8,800	$7,679	$10,703

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2009	2008	2007
(in thousands)
Other assets (liabilities)	$(1,950)	$(2,892)	$653

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits
	2009	2008	2007
(in thousands)
Net transition asset	$166	$207	$248
Net actuarial loss	(2,976)	(4,052)	(248)
Deferred tax effect	3,473	1,420	—

Total	$663	$(2,425)	$—

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 11.	Pension and Other Postretirement Benefit Plans (Continued)

The accumulated benefit obligation for the defined benefit pension plan was $10.8, $10.6, and $10.0 million at December 31, 2009, 2008, and 2007, respectively.

	December 31,
	2009	2008	2007
(in thousands)
Projected benefit obligation	$10,750	$10,571	$10,049
Accumulated benefit obligation	$10,750	$10,571	$10,049
Fair value of plan assets	$8,800	$7,679	$10,702

	Pension Benefits
Net Periodic Benefit Cost	2009	2008	2007
(in thousands)
Service cost	$—	$—	$471
Interest cost	612	611	687
Expected return on plan assets	(635)	(893)	(875)
Amortization of net actuarial loss	180	—	74
Amortization of prior service cost	—	—	3
Amortization of transition asset	(41)	(41)	(41)
Curtailment	—	—	(434)

Total net periodic pension cost (benefit)	$116	$(323)	$(115)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:

	Pension Benefits
	2009	2008
(in thousands)
Net actuarial (gain) loss	$(919)	$3,827
Prior service cost (credit)	—	—
Amortization of transition obligation	41	41
Amortization of prior service cost	—	—
Amortization of net actuarial (gain) loss	(180)	—

Total recognized in other comprehensive income	$(1,058)	$3,868

Total recognized in net periodic benefit costs and other comprehensive income	$(942)	$3,545

The estimated net transition obligation, prior service cost, and estimated net loss for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $41,000, $0, and $119,000, respectively.

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 11.	Pension and Other Postretirement Benefit Plans (Continued)

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2009	2008	2007
Discount Rate	5.90%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	4.50%

The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return is established at the beginning of the plan year based upon historical returns and projected returns on the underlying mix of invested assets.

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2009	2008	2007
Discount rate	5.90%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	4.50%

In October 2007, the board of directors passed a resolution to freeze the defined benefit pension plan by no longer admitting employees into the plan effective December 31, 2007. The Company’s investment strategy is to maintain a targeted mix of investments with 65% equities, 34% fixed income securities and 1% cash or cash equivalents. Once plan assets approach the level of the projected benefit obligation, the investment strategy will be modified to a less aggressive security mix reflecting the preservation of assets.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(in thousands)
Asset Category
Cash	$176	$—	$176	$—
Mutual funds: (a)
U.S. government agencies	286	286	—	—
Corporate bonds	291	—	291	—
Other fixed income	2,311	—	2,311	—
U.S. common stock	4,887	1,427	3,460	—
International common stock	849	—	849	—

Total	$8,800	$1,713	$7,087	$—

(a)	65% of the company’s mutual funds invest in equity securities and 34% in fixed income securities, with the remaining 1% maintained as cash.

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 11.	Pension and Other Postretirement Benefit Plans (Continued)

The Company does not expect to contribute to its pension plan in 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

2010	$436
2011	426
2012	439
2013	473
2014	518
Years 2015-2019	3,315

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee’s salary. The 401(k) contribution expense for this plan totaled $630,000, $505,000 and $265,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee’s salary. The ESOP contribution expense for this plan totaled $268,000,$452,000, and $0 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company has a salary continuation plan for several officers and directors. This plan provides annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2009, 2008 and 2007 totaled $260,000, $225,000 and $326,000, respectively. To provide the retirement benefits, the Company carries life insurance policies with cash values totaling $12.1 million, $11.6 million and $3.1 million at December 31, 2009, 2008 and 2007, respectively.

Note 12.	Stock Compensation Plans

The Company maintains its 2008 Equity Incentive Plan as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the 2008 Equity Incentive Plan, the Company may grant stock options, stock appreciation rights, stock awards (including restricted stock units) and cash incentive awards, to eligible individuals. As of December 31, 2009 and 2008, 500,471 and 473,082 respective shares of the Company’s common stock remained available for awards under the 2008 Equity Incentive Plan.

The compensation committee of the Company’s board of directors granted 26,000 stock options to officers of the Company, and awarded 9,900 restricted stock units to directors and officers of the Company as of the close of business January 22, 2009, pursuant to the 2008 Stock Incentive Plan. The award price was $9.34 per share based on the closing market price of the Company’s common stock on that date. An additional 10,100 stock options and 300 restricted stock units were granted to one new and two promoted officers as of the close of business July 16, 2009, at an award price of $7.02 per share based on the closing market price of the Company’s common stock on that date. The awards will vest ratably over a period of four years. During 2009, 90,294 options and no shares of restricted stock units were forfeited. During 2008, 500 stock options and 300 restricted stock units were forfeited.

The stock options have a maximum term of ten years, an exercise price equal to the fair market value of a share of stock on the date of grant and vest 25% per year over a four-year period, with the first vesting date being the one-year anniversary of the grant date. Each restricted stock unit entitles the recipient to receive one share of stock on the vesting date. The restricted stock units vest 25% per year over a four-year period, with the first vesting date being the one-year anniversary of the grant date. For the years ended December 31, 2009, 2008, and 2007, the Company recognized $86,000, $66,000, and $2,000 respectively, in compensation expense for stock options and restricted stock units.

MidwestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 13.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be “well capitalized” under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being “well capitalized” under the regulatory framework for prompt corrective action. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table.

A comparison of the Company’s and the Bank’s capital with the regulatory requirements is presented below:

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
(in thousands)
At December 31, 2009:
Consolidated:
Total risk based capital	$169,149	13.92%	8%	—
Tier 1 risk based capital	153,881	12.66	4	—
Leverage ratio	153,881	10.01	4	—
MidWestOne Bank:
Total risk based capital	$156,413	12.94%	8%	10%
Tier 1 risk based capital	141,287	11.69	4	6
Leverage ratio	141,287	9.23	4	5

At December 31, 2008:
Consolidated:
Total risk based capital	$144,011	11.27%	8%	—
Tier 1 risk based capital	130,896	10.24	4	—
Leverage ratio	130,896	8.72	4	—
MidWestOne Bank:
Total risk based capital	$127,092	10.05%	8%	10%
Tier 1 risk based capital	113,977	9.01	4	6
Leverage ratio	113,977	7.60	4	5

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 13.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash (Continued)

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

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $11.1 million and $11.0 million as of December 31, 2009 and 2008, respectively.

Note 14.	Commitments and Contingencies

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2009 and 2008 is as follows:

	2009	2008
(in thousands)
Commitments to extend credit	$168,450	$168,047
Standby letters of credit	4,035	5,303

	$172,485	$173,350

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2009, 2008 and 2007, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 14.	Commitments and Contingencies (Continued)

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 67% of the loans are real estate loans and approximately 9% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. Investment securities of Iowa political subdivisions totaled $119.5 million as of December 31, 2009. No individual municipality exceeded $5.0 million.

Note 15.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. As of December 31, 2009 and 2008, loan balances to certain directors and principal officers and related interests totaled $32.9 million and $32.5 million, respectively. None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 16.	Estimated Fair Value of Financial Instruments and Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of ASC 820 (SFAS No. 157), Fair Value Measurements for non-financial assets and liabilities. These include foreclosed real estate, long-lived assets and other intangibles, which are recorded at fair value only upon impairment. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3: Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Recent market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes. The Company is required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. Despite the

Company’s best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value effective January 1, 2008.

Securities Available for Sale – The Company’s investment securities classified as available-for-sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 16.	Estimated Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$362,903	$1,750	$360,296	$857

	Fair Value Measurements at December 31, 2008 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$272,380	$1,958	$266,870	$3,552

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments. Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down that is reflected directly in the Company’s consolidated statement of operations.

The following table presents additional information about assets measured at fair value on recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

(in thousands)	Securities Available for Sale
Level 3 fair value at December 31, 2008	$3,552
Transfers into Level 3	$—
Total losses:
Included in earnings	(1,627)
Included in other comprehensive income	(1,068)
Principal payments	—

Level 3 fair value at December 31, 2009	$857

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

Loans Held for Sale – Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 16.	Estimated Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Federal Home Loan Bank Stock – Stock held in the Federal Home Loan Bank of Des Moines (“FHLB”), which is held for regulatory purposes, is carried in other assets. This investment generally has restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value. Fair value measurements for this security are classified as Level 3 because of its undeliverable nature and related credit risk.

Other Real Estate Owned (OREO) – Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the carrying amount of the loan at the time of acquisition, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals as well as independent fair value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable the valuations are classified as Level 3.

The following table discloses the Company’s estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2009 and 2008, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral Dependant Impaired Loans	$2,818	$—	$—	$2,818
Loans Held for Sale	$1,208	$—	$1,208	$—
Federal Home Loan Bank Stock	$8,973	$—	$—	$8,973
Other Real Estate Owned	$3,635	$—	$—	$3,635

	Fair Value Measurements at December 31, 2008 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral Dependant Impaired Loans	$4,665	$—	$—	$4,665
Loans Held for Sale	$5,279	$—	$5,279	$—
Federal Home Loan Bank Stock	$9,075	$—	$—	$9,075
Other Real Estate Owned	$996	$—	$—	$996

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2009 and 2008. The information presented is subject to change over time based on a variety of factors.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 16.	Estimated Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$27,588	$27,588	$32,926	$32,926
Investment securities	370,912	371,021	280,505	280,505
Loans held for sale	1,208	1,208	5,279	5,279
Loans, net	953,041	953,647	1,003,837	1,006,905
Loan pool participations, net	83,052	83,052	92,932	92,932
Other real estate owned	3,635	3,635	996	996
Accrued interest receivable	11,534	11,534	11,736	11,736
Federal Home Loan Bank stock	8,973	8,973	9,075	9,075

Financial liabilities:
Deposits	$1,179,868	$1,185,450	$1,128,189	$1,130,628
Federal funds purchased and securities sold under agreements to repurchase	44,973	44,973	57,299	57,359
Federal Home Loan Bank borrowings	130,200	133,098	158,782	163,224
Long-term debt	15,588	16,249	15,640	16,481
Accrued interest payable	2,248	2,248	2,770	2,770

¡

Cash and due from banks, noninterest-bearing demand deposits, federal funds purchased, securities sold under repurchase agreements and accrued interest are instruments with carrying values that approximate fair value.

¡

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities.

¡	Loans held for sale have an estimated fair value based on quoted market prices of similar loans sold on the secondary market.

¡

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value.

¡	The fair value of accrued interest receivable equals the amount receivable due to the current nature of the amounts receivable.

¡

Deposit liabilities are carried at historical cost. The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

¡

Long-term borrowings are recorded at historical cost. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

¡	The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 17.	Parent Company Only Financial Information

Following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2009 and 2008 (parent company only):

	2009	2008
(in thousands)
Balance Sheets As of December 31:
Assets
Cash	$6,409	$8,798
Equipment	124	168
Investment in subsidiaries	156,228	130,267
Marketable equity securities, available for sale	1,750	2,422
Buildings and improvements	356	380
Income tax receivable	—	1,330
Deferred income taxes	205	315
Other assets	3,992	3,788

Total assets	$169,064	$147,468

Liabilities and Shareholders’ Equity
Liabilities
Long-term debt	$15,588	$15,640
Other liabilities	1,268	1,486

Total liabilities	16,856	17,126

Shareholders’ equity:
Capital stock, preferred	15,699	—
Capital stock, common	8,690	8,690
Additional paid-in capital	81,179	80,757
Treasury stock	(1,183)	(1,215)
Retained earnings	48,079	43,683
Accumulated other comprehensive (loss)	(256)	(1,573)

Total shareholders’ equity:	152,208	130,342

Total liabilities and shareholders’ equity	$169,064	$147,468

	2009	2008	2007
Statements of Income (Loss) Year Ended December 31:
Dividends received from subsidiaries	$—	$4,900	$5,250
Interest income and dividends on marketable equity securities	352	397	649
Investment securities losses	(758)	(424)	—
Interest on debt	(657)	(635)	—
Operating expenses	(966)	(1,644)	(113)

Income (loss) before income taxes and equity in subsidiaries’ undistributed income	(2,029)	2,594	5,786
Income tax expense (benefit)	(774)	(668)	171

	(1,255)	3,262	5,615
Equity in subsidiaries’ undistributed income (loss)	5,664	(27,824)	1,033

Net income (loss)	$4,409	$(24,562)	$6,648

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 17.	Parent Company Only Financial Information (Continued)

	2009	2008	2007
(in thousands)
Statements of Cash Flows Year ended December 31:
Cash flows from operating activities:
Net income	$4,409	$(24,562)	$6,648
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries	(5,664)	27,824	(1,033)
Income taxes	110	(957)	—
Depreciation	50	124	5
Amortization	(35)	257	—
Stock option expense	79	21	—
Investment securities gains	(18)	(369)	—
Gain on disposal of property and equipment	(4)	—	—
Other than temporary impairment on investment securities	777	567	—
Decrease in accrued interest receivable	—	46	4
(Increase) decrease in other assets	1,126	(1,171)	(6)
Decrease in other liabilities	(218)	(716)	(126)

Net cash provided by operating activities	612	1,064	5,492

Cash flows from investing activities:
Proceeds from sales of investment securities	241	922	—
Purchase of investment securities	(25)	(547)	(789)
Capitalized merger costs	—	—	(788)
Merger with MidWestOne Bank	—	865	—
Purchase of Butler Brown Insurance Agency	—	(993)	—
Purchase of building and equipment, net	5	—	(21)
Cash outflow to MidWestOne Bank from Preferred Stock issuance	(16,000)	—	—

Net cash provided by (used in) investing activities	(15,779)	247	(1,598)

Cash flows from financing activities:
Stock options exercised	—	72	107
Fractional shares paid out in merger	—	(3)	—
Repurchase of common stock	—	(1,253)	(529)
Dividends paid	(3,222)	(3,955)	(3,359)
Issuance of Preferred Stock	16,000	—	—

Net cash provided (used in) financing activities	12,778	(5,139)	(3,781)

Increase (decrease) in cash	(2,389)	(3,828)	113
Cash Balance:
Beginning	8,798	12,626	12,513

Ending	$6,409	$8,798	$12,626

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements

Note 18.	Segment Reporting

Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, loan pools and investments.

Note 19.	Subsequent Events

Management has evaluated subsequent events through March 8, 2010, which is the date we issued our financial statements for the year ended December 31, 2009. There were no material subsequent events that would require recognition or disclosure in our financial statements for the year ended December 31, 2009.

Note 20.	Quarterly Results of Operations (unaudited)

	Quarter Ended
	December	September	June	March
(In thousands, except per share amounts)

2009
Interest income	$17,821	$18,031	$18,626	$18,880
Interest expense	6,431	7,104	7,782	6,926

Net interest income	11,390	10,927	10,844	11,954
Provision for loan losses	1,750	2,125	1,500	2,350
Noninterest income	3,514	2,553	2,914	3,538
Noninterest expense	11,174	11,157	11,325	11,923

Income (loss) before income taxes	1,980	198	933	1,219
Income tax expense (benefit)	364	(636)	150	43

Net income (loss)	1,616	834	783	1,176

Preferred stock dividend and discount accretion	216	216	216	131

Net income available to common shareholders	1,400	618	567	1,045

Net income (loss) per common share - basic	$0.16	$0.07	$0.07	$0.12
Net income (loss) per common share - diluted	$0.16	$0.07	$0.07	$0.12

2008
Interest income	$19,192	$19,438	$20,074	$11,502
Interest expense	7,817	8,489	8,702	5,387

Net interest income	11,375	10,949	11,372	6,115
Provision for loan losses	2,700	838	758	70
Noninterest income	(3,311)	3,024	3,273	2,556
Noninterest expense	39,606	10,954	9,975	5,464

Income (loss) before income taxes	(34,242)	2,181	3,912	3,137
Income tax expense (benefit)	(2,738)	477	949	862

Net income (loss)	(31,504)	1,704	2,963	2,275

Net income (loss) per common share - basic	$(3.66)	$0.20	$0.34	$0.39
Net income (loss) per common share - diluted	$(3.66)	$0.20	$0.34	$0.39