Form 10-Q
period 2010-03-31
MidWestOne Financial Group, Inc.
filed 2010-05-05
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 4, 2010, there were 8,612,582 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$18,185	$25,452
Interest-bearing deposits in banks	18,587	2,136
Federal funds sold	5,226	—

Cash and cash equivalents	41,998	27,588

Investment securities:
Available for sale	375,174	362,903
Held to maturity (fair value of $6,299 as of March 31, 2010 and $8,118 as of December 31, 2009)	6,186	8,009
Loans held for sale	759	1,208
Loans	954,689	966,998
Allowance for loan losses	(14,553)	(13,957)

Net loans	940,136	953,041
Loan pool participations, net	81,518	83,052
Premises and equipment, net	28,656	28,969
Accrued interest receivable	10,515	11,534
Other intangible assets, net	11,916	12,172
Bank-owned life insurance	18,285	18,118
Other real estate owned	2,547	3,635
Deferred income taxes	4,861	5,163
Other assets	19,510	19,391

Total assets	$1,542,061	$1,534,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$133,171	$133,990
Interest-bearing checking	423,666	401,264
Savings	62,528	62,989
Certificates of deposit under $100,000	390,328	394,369
Certificates of deposit $100,000 and over	183,592	187,256

Total deposits	1,193,285	1,179,868
Federal funds purchased	—	1,875
Securities sold under agreements to repurchase	39,565	43,098
Federal Home Loan Bank borrowings	127,700	130,200
Deferred compensation liability	3,810	3,832
Long-term debt	15,576	15,588
Accrued interest payable	2,071	2,248
Other liabilities	5,896	5,866

Total liabilities	1,387,903	1,382,575

Shareholders’ equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000 shares; issued 16,000 shares as of March 31, 2010 and December 31, 2009	$15,716	$15,699
Common stock, $1 par value; authorized 15,000,000 shares at March 31, 2010 and December 31, 2009; issued 8,690,398 shares at March 31, 2010 and December 31, 2009; outstanding 8,609,804 shares at March 31, 2010 and 8,605,333 shares at December 31, 2009	8,690	8,690
Additional paid-in capital	81,183	81,179
Treasury stock at cost, 80,594 shares as of March 31, 2010 and 85,065 shares at December 31, 2009	(1,121)	(1,183)
Retained earnings	49,436	48,079
Accumulated other comprehensive income (loss)	254	(256)

Total shareholders’ equity	154,158	152,208

Total liabilities and shareholders’ equity	$1,542,061	$1,534,783

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$13,704	$14,911
Interest and discount on loan pool participations	899	1,015
Interest on bank deposits	10	—
Interest on federal funds sold	—	9
Interest on investment securities:
Taxable securities	2,225	1,975
Tax-exempt securities	990	970

Total interest income	17,828	18,880

Interest expense:
Interest on deposits:
Interest-bearing checking	1,070	1,137
Savings	36	62
Certificates of deposit under $100,000	2,543	3,179
Certificates of deposit $100,000 and over	967	1,309

Total interest expense on deposits	4,616	5,687
Interest on federal funds purchased	1	10
Interest on securities sold under agreements to repurchase	76	124
Interest on Federal Home Loan Bank borrowings	1,207	916
Interest on notes payable	13	3
Interest on long-term debt	148	186

Total interest expense	6,061	6,926

Net interest income	11,767	11,954
Provision for loan losses	1,500	2,350

Net interest income after provision for loan losses	10,267	9,604

Noninterest income:
Trust and investment fees	1,234	1,107
Service charges and fees on deposit accounts	864	911
Mortgage origination and loan servicing fees	500	771
Other service charges, commissions and fees	584	525
Bank-owned life insurance income	167	224
Investment securities losses, net:
Impairment losses on investment securities	(189)	—
Less noncredit-related losses	—	—

Net impairment losses	(189)	—
Gain on sale of available for sale securities	237	—
Loss on sale of premises and equipment	(77)	—

Total noninterest income	3,320	3,538

Noninterest expense:
Salaries and employee benefits	5,790	5,753
Net occupancy and equipment expense	1,776	1,707
Professional fees	749	1,082
Data processing expense	457	516
FDIC Insurance expense	692	898
Other operating expense	1,584	1,967

Total noninterest expense	11,048	11,923

Income before income tax expense	2,539	1,219
Income tax expense	535	43

Net income	$2,004	$1,176

Less: Preferred stock dividends and discount accretion	$217	$131

Net income available to common shareholders	$1,787	$1,045

Share and Per share information:
Ending number of shares outstanding	8,609,804	8,603,055
Average number of shares outstanding	8,607,853	8,603,055
Diluted average number of shares	8,611,511	8,603,548
Earnings per common share - basic	$0.21	$0.12
Earnings per common share - diluted	0.21	0.12
Dividends paid per common share	0.05	0.15

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Captial	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance at December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342

Comprehensive income:
Net income	—	—	—	—	1,176	—	1,176
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	668	668

Total comprehensive income	—	—	—	—	1,176	668	1,844

Dividends paid on common stock ($0.15 per share)	—	—	—	—	(1,312)	—	(1,312)
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common warrants issued	—	—	358	—	—	—	358
Preferred stock discount accretion	9	—	—	—	—	—	9
Stock compensation	—	—	25	—	—	—	25

Balance at March 31, 2009	$15,651	$8,690	$81,140	$(1,215)	$43,547	$(905)	$146,908

Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208

Comprehensive income:
Net income	—	—	—	—	2,004	—	2,004
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	510	510

Total comprehensive income	—	—	—	—	2,004	510	2,514

Dividends paid on common stock ($0.05 per share)	—	—	—	—	(430)	—	(430)
Dividends paid on preferred stock	—	—	—	—	(200)	—	(200)
Stock options exercised (1,945 shares)	—	—	(11)	27	—	—	16
Release/lapse of restriction on 2,546 RSUs	—	—	(35)	35	—	—	—
Preferred stock discount accretion	17	—	—	—	(17)	—	—
Stock compensation	—	—	50	—	—	—	50

Balance at March 31, 2010	$15,716	$8,690	$81,183	$(1,121)	$49,436	$254	$154,158

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,004	$1,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	2,350
Depreciation, amortization and accretion	1,576	5
Loss on sale of premises and equipment	77	—
Deferred income taxes	(8)	(63)
Stock-based compensation	50	25
Net gains on sale of available for sale securities	(237)	—
Gain on sale of other real estate owned	(64)	—
Writedown of other real estate owned	12	—
Other than temporary impairment of investment securities	189	—
Decrease in loans held for sale	449	2,275
Net change in:
Decrease in accrued interest receivable	1,019	1,273
(Increase) decrease in other assets	(119)	3,786
(Decrease) increase in deferred compensation liability	(22)	61
Decrease in accounts payable, accrued expenses, and other liabilities	(147)	(3,986)

Net cash provided by operating activities	6,279	6,902

Cash flows from investing activities:
Available for sale securities:
Sales	6,674	—
Maturities	19,440	15,977
Purchases	(38,091)	(29,737)
Held to maturity securities:
Maturities	1,810	—
Purchases	—	—
Loans made to customers, net of collections	11,328	10,026
Loan pool participations, net	1,534	(2,348)
Purchases of premises and equipment	(1,041)	(1,569)
Proceeds from sale of other real estate owned	1,217	82
Proceeds from sale of premises and equipment	544	—
Activity in bank-owned life insurance:
Purchases	—	—
Increase in cash value	(167)	(225)

Net cash provided (used) in investing activities	3,248	(7,794)

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	13,417	22,034
Net decrease in federal funds purchased	(1,875)	(13,050)
Net (decrease) increase in securities sold under agreements to repurchase	(3,533)	10,327
Proceeds from Federal Home Loan Bank borrowings	10,000	6,000
Repayment of Federal Home Loan Bank borrowings	(12,500)	(5,000)
Stock options exercised	16	—
Payments on long-term debt	(12)	(13)
Dividends paid	(630)	(1,312)
Issuance of preferred stock	—	16,000

Net cash provided by financing activities	4,883	34,986

Net increase in cash and cash equivalents	14,410	34,094

Cash and cash equivalents at beginning of period	27,588	32,926

Cash and cash equivalents at end of period	$41,998	$67,020

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,238	$8,199

Income taxes	$600	$(417)

Supplemental Schedule of non-cash Investing Activities:
Transfer of loans to other real estate owned	$78	$258

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

The Company owns 100% of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, (the “Bank”) and 100% of the common stock of MidWestOne Insurance Services, Inc., Pella, Iowa. We operate primarily through our bank subsidiary, MidWestOne Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through three offices located in central and east-central Iowa.

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

The accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009 include the accounts and transactions of the Company and its wholly-owned subsidiaries MidWestOne Bank and MidWestOne Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.

The results for the three months ended March 31, 2010 may not be indicative of results for the year ending December 31, 2010, or for any other period.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

3.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes

Federal income tax expense for the three months ended March 31, 2010 and 2009 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

5.	Shareholders’ Equity and Earnings per Common Share

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

Earnings per Common Share: Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2010 and 2009 was 8,607,853 and 8,603,055, respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,611,511 and 8,603,548 for the three months ended March 31, 2010 and 2009, respectively. The following table presents the computation of earnings per common share for the respective periods:

Earnings per Share Information	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2010	2009
Weighted average number of shares outstanding during the period	8,607,853	8,603,055

Weighted average number of shares outstanding during the period including all dilutive potential shares	8,611,511	8,603,548

Net income	$2,004	$1,176
Preferred stock dividend accrued and discount accretion	(217)	(131)

Net income available to common stockholders	$1,787	$1,045

Earnings per share - basic	$0.21	$0.12

Earnings per share - diluted	$0.21	$0.12

6.	Investments

A summary of investment securities available for sale is as follows:

	As of March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$70,308	$1,540	$—	$71,848
State and political subdivisions	154,752	5,144	(76)	159,820
Mortgage-backed securities and collateralized mortgage obligations	124,593	2,785	(315)	127,063
Corporate debt securities	15,529	447	(1,185)	14,791

	365,182	9,916	(1,576)	373,522
Common stocks	1,572	278	(198)	1,652

Total	$366,754	$10,194	$(1,774)	$375,174

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$79,503	$1,789	$(101)	$81,191
State and political subdivisions	151,628	3,801	(205)	155,224
Mortgage-backed securities and collateralized mortgage obligations	105,865	2,760	(49)	108,576
Corporate debt securities	16,778	488	(1,104)	16,162

	353,774	8,838	(1,459)	361,153
Common stocks	1,529	298	(77)	1,750

Total	$355,303	$9,136	$(1,536)	$362,903

A summary of investment securities held to maturity is as follows:

	As of March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Mortgage-backed securities	$70	$5	$—	$75
State and political subdivisions	5,251	108	—	5,359
Corporate debt securities	865	—	—	865

Total	$6,186	$113	$—	$6,299

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Mortgage-backed securities	$71	$5	$—	$76
State and political subdivisions	7,074	104	—	7,178
Corporate debt securities	864	—	—	864

Total	$8,009	$109	$—	$8,118

The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2010 and December 31, 2009. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

The following presents information pertaining to securities with gross unrealized losses as of March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

(in thousands, except number of securities)
U.S. Government agencies and corporations	—	$—	$—	$—	$—	$—	$—
State and political subdivisions	22	4,462	43	3,951	33	8,413	76
Mortgage-backed securities and collateralized mortgage obligations	7	54,400	315	—	—	54,400	315
Corporate debt securities	4	—	—	587	1,185	587	1,185
Common stocks	3	198	198	—	—	198	198

Total	36	$59,060	$556	$4,538	$1,218	$63,598	$1,774

		As of December 31, 2009
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$10,120	$101	$—	$—	$10,120	$101
State and political subdivisions	65	11,709	116	4,616	89	16,325	205
Mortgage-backed securities and collateralized mortgage obligations	1	4,972	49	—	—	4,972	49
Corporate debt securities	4	—	—	857	1,104	857	1,104
Common stocks	4	218	77	—	—	218	77

Total	77	$27,019	$343	$5,473	$1,193	$32,492	$1,536

The Company’s assessment of other-than-temporary impairment (“OTTI”) is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009 the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for other-than-temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit-related portion of other than temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in other than temporary impairment charges were recognized, of which $5.2 million related to noncredit-related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $5.2 million, or $3.3 million net of tax.

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

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products since 2008, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At March 31, 2010, approximately 71% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of March 31, 2010 and December 31, 2009.

At March 31, 2010, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate deteriorated over the past several years, the securities experienced cash flow problems and pre-tax OTTI charges of $6.2 million during 2008, $1.6 million during 2009, and $0.2 million during the first quarter of 2010. The book value of these securities as of this date totaled $1.8 million. All of the Company’s trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody’s Investor Services. The market for these securities is considered to be inactive according to the guidance issued in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which the Company adopted as of April 1, 2009. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. As part of its analysis of the collateralized debt obligations, the Company subjects the securities to a stress scenario which involves a level of deferrals or defaults in the collateral pool in excess of what the Company believes is likely.

At March 31, 2010, the analysis of five of the Company’s six investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities. However, the Company determined that a portion of the unrealized loss on the remaining investment in $1.5 million of pooled trust preferred securities was other-than-temporary. The amount of actual and projected deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities increased significantly since the beginning of 2010. The increase in nonperforming collateral resulted in an other-than-temporaryother-than-temporary impairment of this security. The Company follows the provisions of FASB ASC Topic 320 in determining the amount of the OTTI recorded to earnings. The Company performed a discounted cash flow analysis, using the factors noted above, to determine the amount of the OTTI that was applicable to either credit losses or other factors. The amount associated with credit losses, $189,000, was then realized through an impairment loss charged to earnings for the three months ended March 31, 2010.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

(in thousands)	Three months ending March 31, 2010
Beginning balance	$—
Additional credit losses:
Securities with no previous other than temporary impairment	—
Securities with previous other than temporary impairments	189

Ending balance	$189

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated statements of operations.

A summary of the contractual maturity distribution of debt investment securities at March 31, 2010 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$46,558	$47,089	$1,405	$1,414
Due after one year through five years	101,820	105,167	3,550	3,634
Due after five years through ten years	64,324	66,726	296	311
Due after ten years	27,887	27,477	865	865
Mortgage-backed and collateralized mortgage obligations	124,593	127,063	70	75

Total	$365,182	$373,522	$6,186	$6,299

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at March 31, 2010 and December 31, 2009 was $8.9 million and $9.0 million, respectively. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three-months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended March 31,
	2010	2009
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$197	$—
Gross realized losses	(189)	—

	8	—

Equity securities:
Gross realized gains	49	—
Gross realized losses	(9)	—

	40	—

	$48	$—

7.	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements for non-financial assets and liabilities. These include foreclosed real estate, long-lived assets and other intangibles, which are recorded at fair value only upon impairment. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FASB ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Securities Available for Sale – The Company’s investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of six investments in collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The Company has determined that the observable market data associated with these assets do not represent orderly transactions in accordance with FASB ASC Topic 820 and reflect forced liquidations or distressed sales. Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$71,848	$—	$71,848	$—
State and policitical subdivisions	159,820	—	159,820	—
Residential mortgage-backed securities	69,477	—	69,477	—
Commercial mortgage-backed securities	57,586	—	57,586	—
Corporate debt securities	14,204	—	14,204	—
Collateralized debt obligations	587	—	—	587

Total available for sale debt securities	373,522	—	372,935	587

Available for sale equity securities:
Financial services industry	1,652	1,652	—	—

Total available for sale equity securities:	1,652	1,652	—	—

Total securities available for sale	$375,174	$1,652	$372,935	$587

	Fair Value Measurement at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$81,191	$—	$81,191	$—
State and policitical subdivisions	155,224	—	155,224	—
Residential mortgage-backed securities	108,576	—	108,576	—
Corporate debt securities	15,305	—	15,305	—
Collateralized debt obligations	857	—	—	857

Total available for sale debt securities	361,153	—	360,296	857

Available for sale equity securities:
Financial services industry	1,750	1,750	—	—

Total available for sale equity securities:	1,750	1,750	—	—

Total securities available for sale	$362,903	$1,750	$360,296	$857

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Collateralized Debt Obligations
(in thousands)
Level 3 fair value at December 31, 2009	$857
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	(189)
Included in other comprehensive income	(81)
Purchases, issuances, sales, and settlements:
Purchases	—
Issuances	—
Sales	—
Settlements	—

Level 3 fair value at March 31, 2010	$587

Changes in the fair value of available for sale securities are included in other comprehensive income to the extent the changes are not considered other-than-temporary impairments. Other-than-temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other-than-temporary results in a write-down that is reflected directly in the Company’s consolidated statements of operations.

Valuation methods for instruments measured at fair value on a nonrecurring basis

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

The following table discloses the Company’s estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2010 and December 31, 2009, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	Fair Value Measurements at March 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$4,291	$—	$—	$4,291
Loans held for sale	$759	$—	$759	$—
Federal Home Loan Bank stock	$8,901	$—	$—	$8,901
Other real estate owned	$2,547	$—	$—	$2,547

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$2,818	$—	$—	$2,818
Loans held for sale	$1,208	$—	$1,208	$—
Federal Home Loan Bank stock	$8,973	$—	$—	$8,973
Other real estate owned	$3,635	$—	$—	$3,635

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2010 and December 31, 2009. The information presented is subject to change over time based on a variety of factors.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$41,998	$41,998	$27,588	$27,588
Investment securities	381,360	381,473	370,912	371,021
Loans held for sale	759	759	1,208	1,208
Loans, net	940,136	940,602	953,041	953,647
Loan pool participations	81,518	81,518	83,052	83,052
Other real estate owned	2,547	2,547	3,635	3,635
Accrued interest receivable	10,515	10,515	11,534	11,534
Federal Home Loan Bank stock	8,901	8,901	8,973	8,973

Financial liabilities:
Deposits	1,193,285	1,197,263	1,179,868	1,185,450
Federal funds purchased and securities sold under agreements to repurchase	39,565	39,565	44,973	44,973
Federal Home Loan Bank borrowings	127,700	130,553	130,200	133,098
Long-term debt	15,576	10,046	15,588	10,070
Accrued interest payable	2,071	2,071	2,248	2,248

•

Cash and due from banks, noninterest-bearing demand deposits, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

•

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities.

•	Loans held for sale have an estimated fair value based on quoted market prices of similar loans sold on the secondary market.

•

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

•	Loan pool participations carrying values represent the discounted price paid by us to acquire our participation interests in the various loan pools purchased, which approximate fair value.

•

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

•

Federal Home Loan Bank borrowings and long-term debt are recorded at historical cost. The fair value of these items are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

8.	Allowance for Loan Losses and Nonperforming Assets

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries of loans previously charged-off, if any, are credited to the allowance when realized. The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The following is an analysis of activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2010	2009
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$954,689	$1,004,144

Average amount of loans outstanding for the period (net of unearned interest)	$959,568	$1,014,703

Allowance for loan losses at beginning of period	$13,957	$10,977

Charge-offs:
Agricultural	500	—
Commercial and financial	538	247
Real estate:
Construction, one- to four- family residential	—	—
Construction, land development and commercial	—	—
Mortgage, farmland	—	—
Mortgage, one- to four- family first liens	1	117
Mortgage, one- to four- family junior liens	—	32
Mortgage, multifamily	—	—
Mortgage, commercial	—	—
Loans to individuals	41	58
Obligations of state and political subdivisions	—	—

Total charge-offs	1,080	454

Recoveries:
Agricultural	5	19
Commercial and financial	12	16
Real estate:
Construction, one- to four- family residential	—	—
Construction, land development and commercial	—	—
Mortgage, farmland	—	—
Mortgage, one- to four- family first liens	1	6
Mortgage, one- to four- family junior liens	54	6
Mortgage, multifamily	—	15
Mortgage, commercial	94	—
Loans to individuals	10	6
Obligations of state and political subdivisions	—

Total recoveries	176	68

Net loans charged off	904	386
Provision for loan losses	1,500	2,350

Allowance for loan losses at end of period	$14,553	$12,941

Net loans charged off (recovered) to average loans	0.38%	0.16%
Allowance for loan losses to total loans at end of period	1.52%	1.29%

(1)	Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the amounts and categories of the Company’s nonperforming assets at the dates indicated:

	March 31, 2010		December 31, 2009
	Non- Accrual	Troubled Debt Restructures	Non- Accrual	Troubled Debt Restructures
(in thousands)
Nonperforming loans:
Agricultural	$5,195	$—	$3,498	$—
Commercial and financial	2,259	597	2,386	676
Real estate:
Construction, one- to four- family residential	461	—	463	—
Construction, land development and commercial	—	426	—	434
Mortgage, farmland	197	—	43	—
Mortgage, one- to four- family first liens	1,965	315	2,073	49
Mortgage, one- to four- family junior liens	104	52	157	—
Mortgage, multifamily	—	—	—	—
Mortgage, commercial	545	2,147	1,168	1,368
Loans to individuals	64	28	97	28
Obligations of state and political subdivisions	—	—	—	—

	$10,790	$3,565	$9,885	$2,555

Total impaired loans		$14,355		$12,440

90 days or more past due and still accruing:
Agricultural		625		—
Commercial and financial		320		256
Real estate:
Construction, one- to four- family residential		—		138
Construction, land development and commercial		123		—
Mortgage, farmland		301		—
Mortgage, one- to four- family first liens		487		927
Mortgage, one- to four- family junior liens		48		85
Mortgage, multifamily		—		—
Mortgage, commercial		—		—
Loans to individuals		81		33
Obligations of state and political subdivisions		—		—

Total 90 days or more past due and still accruing		$1,985		$1,439

Total nonperforming loans		$16,340		$13,879

Other real estate owned and repossessed assets		2,547		3,635

Total nonperforming loans and nonperforming other assets		$18,887		$17,514

Ratios:
Nonperforming loans to loans, before allowance for loan losses		1.71%		1.44%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses		1.98%		1.81%

The allowance for loan losses related to nonperforming loans at March 31, 2010 and December 31, 2009 was $1,230,000 and $727,000, respectively. Nonperforming loans of $3.7 million and $1.2 million at March 31, 2010 and December 31, 2009, respectively, were not subject to a related allowance for credit losses because the net realizable value of loan collateral, guarantees and other factors exceed the loan carrying value.

9.	Effect of New Financial Accounting Standards

In June 2009, the FASB issued an accounting standard which amended current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarified that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard was effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard did not have a material impact on our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued an accounting standard which requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments were effective for the Company as of January 1, 2010 and it did not have a material effect on its consolidated financial statements.

In December 2009, the FASB issued FASB ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. The guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This standard is effective for the Company as of January 1, 2010 with adoption applied prospectively for transfers that occur on or after that date. The adoption of this accounting standard did not have a material impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which clarifies and expands disclosure requirements related to fair value measurements. Disclosures are required for significant transfers between levels in the fair value hierarchy. Activity in Level 3 fair value measurements is to be presented on a gross, rather than net, basis. The update clarifies how the appropriate level of disaggregation should be determined and emphasizes that information sufficient to permit reconciliation between fair value measurements and line items on the financial statements should be provided. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the expanded disclosures related to activity in Level 3 fair value measurements which are effective one year later. The Company adopted ASU 2010-06 for the period beginning January 1, 2010 and it did not have a material effect on its consolidated financial statements.

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

11.	Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were available to be issued. Events or transactions occurring after March 31, 2010 but prior to the date the consolidated financial statements were available to be issued that provided additional evidence about conditions that existed at March 31, 2010 have been recognized in the consolidated financial statements for the period ended March 31, 2010. Events or transactions that provided evidence about conditions that did not exist at March 31, 2010 but arose before the consolidated financial statements were available to be issued have not been recognized in the consolidated financial statements for the period ended March  31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company provides financial services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Hudson, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing other management services to customers.

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional and multi-state banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area. We focus our efforts on core deposit generation, especially transaction accounts, and quality loan growth with emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

Summary

We earned net income of $2.0 million, of which $1.8 million was available to common shareholders, for the quarter ended March 31, 2010, compared with $1.2 million, of which $1.0 million was available to common shareholders, for the quarter ended March 31, 2009, an increase of 70.4% and 71.0%, respectively. Basic and diluted earnings per common share for the first quarter of 2010 were $0.21 versus $0.12 for the first quarter of 2009. Our return on average assets for the first quarter of 2010 was 0.53% compared with a return of 0.32% for the same period in 2009. Our return on average shareholders’ equity was 5.28% for the quarter ended March 31, 2010 versus 3.38% for the quarter ended March 31, 2009. The return on average tangible common equity was 5.76% for the first quarter of 2010 compared with 3.58% for the same period in 2009.

The following table presents selected financial results and measures for the first quarter of 2010 and 2009.

	Quarter Ended March 31,
($ amounts in thousands)	2010	2009
Net Income	$2,004	$1,176
Average Assets	1,527,170	1,504,685
Average Shareholders’ Equity	153,798	141,152
Return on Average Assets	0.53%	0.32%
Return on Average Shareholders’ Equity	5.28%	3.38%
Return on Average Tangible Common Equity	5.76%	3.58%
Total Equity to Assets (end of period)	10.00%	9.53%
Tangible Common Equity to Tangible Assets (end of period)	8.26%	7.73%

We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. The following table provides a reconciliation of the non-GAAP measure to the most comparable GAAP equivalent.

		For the Three Months Ended March 31,
	(in thousands)	2010	2009

	Tangible Common Equity:
	Average total shareholders’ equity	$153,798	$141,152
Less:	Average preferred stock	(15,708)	(9,601)
	Average goodwill and intangibles	(12,371)	(13,244)

	Average tangible common equity	125,719	118,307

	Net income available to common shareholders	1,787	1,045

	Return on average tangible common equity	5.76%	3.58%

Net Interest Income

Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income.

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

Our net interest income for the quarter ended March 31, 2010 declined $0.2 million to $11.8 million compared to $12.0 million for the quarter ended March 31, 2009. Our total interest income of $17.8 million was $1.1 million lower in the first quarter of 2010 compared with the same period in 2009. Most of the decrease in interest income was due to reduced interest on loans and loan pool participations. The decrease in interest income was largely offset by reduced interest expense on deposits. Total interest expense for the first quarter of 2010 decreased $0.9 million, or 12.5%, compared with the same period in 2009 due primarily to lower interest rates in 2010. Our net interest margin on a tax-equivalent basis for the first quarter of 2010 decreased to 3.50% compared with 3.60% in the first quarter of 2009. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 5.22% for the first quarter of 2010 from 5.58% for the first quarter of 2009. The average cost of interest-bearing liabilities decreased in the first quarter of 2010 to 2.01% from 2.29% for the first quarter of 2009.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarters ended March 31, 2010 and 2009. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$959,568	$13,789	5.83%	$1,014,703	$15,008	6.00%
Loan pool participations (4)	84,267	899	4.33	96,731	1,015	4.26
Investment securities:
Taxable investments	260,356	2,225	3.47	180,712	1,975	4.43
Tax exempt investments (2)	118,290	1,523	5.22	110,316	1,493	5.49

Total investment securities	378,646	3,748	4.01	291,028	3,468	4.83

Federal funds sold and interest-bearing balances	11,369	10	0.36	15,553	9	0.23

Total earning assets	$1,433,850	$18,446	5.22%	$1,418,015	$19,500	5.58%

Cash and due from banks	20,008			27,226
Premises and equipment	28,949			29,177
Allowance for loan losses	(16,552)			(14,093)
Other assets	60,915			44,360

Total assets	$1,527,170			$1,504,685

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$468,409	$1,106	0.96%	$434,879	1,199	1.12%
Time Certificates of deposit	569,336	3,510	2.50	562,659	4,488	3.23

Total deposits	1,037,745	4,616	1.80	997,538	5,687	2.31

Federal funds purchased and repurchase agreements	40,661	77	0.77	50,978	134	1.07
Federal Home Loan Bank borrowings	128,689	1,207	3.80	159,321	916	2.33
Long-term debt and other	16,446	161	3.97	16,590	189	4.62

Total interest-bearing liabilities	$1,223,541	$6,061	2.01%	$1,224,427	$6,926	2.29%

Net interest spread			3.21%			3.28%

Demand deposits	135,771			130,826
Other liabilities	14,060			8,280
Shareholders’ equity	153,798			141,152

Total liabilities and shareholders’ equity	$1,527,170			$1,504,685

Interest income/earning assets (2)	$1,433,850	$18,446	5.22%	$1,418,015	$19,500	5.58%
Interest expense/earning assets	$1,433,850	$6,061	1.71%	$1,418,015	$6,926	1.98%

Net interest margin (2)(5)		$12,385	3.50%		$12,574	3.60%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$85			$97
Securities		533			523

Total tax equivalent adjustment		618			620

Net Interest Income		$11,767			$11,954

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2010 Compared to 2009 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$(800)	$(419)	$(1,219)
Loan pool participations	(133)	17	(116)
Investment securities:
Taxable investments	495	(245)	250
Tax exempt investments	92	(62)	30

Total investment securities	587	(307)	280

Federal funds sold and interest-bearing balances	(1)	2	1

Change in interest income	(347)	(707)	(1,054)

Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	108	(201)	(93)
Time Certificates of deposit	54	(1,032)	(978)

Total deposits	162	(1,233)	(1,071)

Federal funds purchased and repurchase agreements	(24)	(33)	(57)
Federal Home Loan Bank borrowings	(127)	418	291
Other long-term debt	(2)	(26)	(28)

Change in interest expense	9	(874)	(865)

Increase (decrease) in net interest income	$(356)	$167	$(189)

Percentage decrease in net interest income over prior period			(1.50)

Interest income and fees on loans on a tax-equivalent basis decreased $1.2 million, or 8.1%, in the first quarter of 2010 compared to the same period in 2009. Average loans were $55.1 million, or 5.4%, lower in the first quarter of 2010 compared with 2009. The decrease in average loan volume was attributable to the volume of refinancing activity, which resulted in a large amount of adjustable rate residential real estate loans that were held in our portfolio being refinanced into fixed-rate loans that are sold in the secondary market rather than held in our portfolio. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in our portfolio. The average rate on loans decreased slightly from 6.00% in the first quarter of 2009 to 5.83% in first quarter of 2010.

Interest and discount income on loan pool participations was $0.9 million for the first quarter of 2010 compared with $1.0 million for the first quarter of 2009, a decrease of $0.1 million. Former MidWestOne had engaged in this business since 1988 and we continued the business following the merger. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. We invest in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. We have very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Currently, we hold $83.7 million in loan pool participations.

Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 4.98% for the first quarter of 2010, down from 5.48% for the same period of 2009. The net yield was lower in the first quarter of 2010 than for the first quarter of 2009 primarily due to elevated charge-off levels in the portfolio as well as slowed collections, as borrowers saw their ability to refinance debt decline due to the continued tightness in the credit markets.

The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.

Interest income on investment securities on a tax-equivalent basis totaled $3.7 million in the first quarter of 2010 compared with $3.5 million for the first quarter of 2009, an increase of $280,000, or 8.1%, mainly due to a higher investment balance, and despite a lower yield on investments in 2010. The average balance of investments in the first quarter of 2010 was $378.6 million compared with $291.0 million in the first quarter of 2009. The tax-equivalent yield on our investment portfolio in the first quarter of 2010 decreased to 4.01% from 4.83% in the comparable period of 2009 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.

Interest expense on deposits was $1.1 million, or 18.8%, lower in the first quarter of 2010 compared with the same period in 2009 mainly due to the decrease in interest rates during 2009. The weighted average rate paid on interest-bearing deposits was 1.80% in the first quarter of 2010 compared with 2.31% in the first quarter of 2009. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the first quarter of 2010 were $40.2 million, or 4.0%, greater compared with the same period in 2009.

Interest expense on borrowed funds was $206,000 higher in the first quarter of 2010 compared with the same period in 2009. Interest on borrowed funds totaled $1.4 million for the first quarter of 2010. Average borrowed funds for the first quarter of 2010 were $41.1 million lower compared to the same period in 2009. The majority of the difference was due to a reduction in the level of federal funds purchased, repurchase agreements, and FHLB borrowings. Elimination of the purchase accounting benefit on FHLB borrowings related to the March 2008 merger in the first quarter of 2009 led to the weighted average rate on borrowed funds increasing to 3.15% for the first quarter of 2010 compared with 2.21% for the first quarter of 2009.

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

We recorded a provision for loan losses of $1.5 million in the first quarter of 2010 compared with a $2.4 million provision in the first quarter of 2009. Net loans charged off in the first quarter of 2010 totaled $0.9 million compared with net loans charged off of $0.4 million in the first quarter of 2009. The decrease in the provision in the first quarter of 2010 compared with the same period in 2009 reflects our belief that existing identified potential problem credits have been adequately reserved for. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than out net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of March 31, 2010; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Sensitive assets include nonaccrual loans, loans on the Bank’s watch loan reports and other loans identified as having more than reasonable potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

Noninterest Income

	Three months ended March 31,
	2010	2009	% Change
(dollars in thousands)
Trust and investment fees	$1,234	$1,107	11.5%
Service charges and fees on deposit accounts	864	911	(5.2)
Mortgage origination and loan servicing fees	500	771	(35.1)
Other service charges, commissions and fees	584	525	11.2
Bank owned life insurance income	167	224	(25.4)
Impairment losses on investment securities, net	(189)	—	NM
Gain on sale of available for sale securities	237	—	NM
Loss on sale of premises and equipment	(77)	—	NM

Total noninterest income	$3,320	$3,538	(6.2)%

NM - Percentage change not considered meaningful.

Total noninterest income decreased $0.2 million for the first quarter of 2010 compared to the same period for 2009. The decrease in 2010 is largely due to the $0.3 million decline in mortgage origination and servicing fees between the two comparative periods. Other than temporary impairment charges on investment securities of $0.2 million was more than offset by gains of the sale of available for sale investment securities. The impairment charge recognized in 2010 resulted from our investment in collateralized debt obligations backed by groups of trust preferred securities issued by multiple banks and insurance companies.

Mortgage origination and loan servicing fees were $0.5 million in the quarter ended March 31, 2010, a decline of $0.3 million from $0.8 million at March 31, 2009. The decrease in mortgage origination fees was attributable to lower refinancing volume of single family residential loans, as the bulk of creditworthy borrowers had already taken advantage of the historically low interest rates before the start of 2010. Trust and investment fees increased $0.1 million, or 11.5%, to $1.2 million for the three months ended March 31, 2010, compared to $1.1 million for the same period of 2009. The sale of an unused bank office building in Oskaloosa during the first quarter of 2010 resulted in a net loss of $77,000. Management’s strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest expense) over time. As of March 31, 2010 noninterest income comprised 22.0% of total revenues, compared to 22.8% as of March 31, 2009.

Noninterest Expense

	Three months ended March 31,
	2010	2009	% Change
(dollars in thousands)
Salaries and employee benefits	$5,790	$5,753	0.6%
Net occupancy and equipment expense	1,776	1,707	4.0
Professional fees	749	1,082	(30.8)
Data processing expense	457	516	(11.4)
FDIC insurance expense	692	898	(22.9)
Other operating expense	1,584	1,967	(19.5)

Total noninterest expense	$9,464	$9,956	(4.9)%

NM - Percentage change not considered meaningful.

Noninterest expense for the first quarter of 2010 was $11.0 million compared with $11.9 million for the first quarter of 2009, a decrease of $0.9 million, or 7.3%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance premiums, professional fees and data processing expense. The primary reason for the decrease in noninterest expense was the drop in all categories of noninterest expense, with the exception of small increases in salaries and employee benefits and net occupancy, for the three months ended March 31, 2010, compared to the same period in 2009. Professional fees decreased by $0.3 million from $1.1 million to $0.8 million for the quarter ended March 31, 2009 and 2010, respectively, due to lower costs associated with Sarbanes Oxley compliance efforts. FDIC insurance also saw a moderate decline of $0.2 million to $0.7 million from $0.9 million for the first quarter of 2010 compared to the same period in 2009. Salaries and employee benefits and net occupancy and equipment expenses both saw small increases between the comparative periods.

We are currently evaluating the potential for restructuring our branch footprint in 2010 and decreasing associated expenses to further reduce operating costs.

Income Tax Expense

Our effective tax rate, or income taxes divided by income before taxes, was 21.1% for the first quarter of 2010, and 3.5% for the same period of 2009. The increase in the effective rate in 2010 was primarily due to the relative amount of tax-exempt income on tax-exempt bonds to total net income. Income tax expense increased $492,000 to $535,000 in the first quarter of 2010 compared to $43,000 for the same period of 2009.

FDIC Assessments

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $9.2 million in prepaid assessments. The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 31, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FINANCIAL CONDITION

Our total assets increased slightly to $1.54 billion as of March 31, 2010 from $1.53 billion on December 31, 2009. This growth resulted primarily from increased interest-bearing deposits in banks and investment in securities, somewhat offset by a decrease in loans due to refinancing activity of portfolio loans, mostly consisting of single family residential loans that are then sold on the secondary market. The asset growth was funded by an increase in deposits. Total deposits at March 31, 2010 were $1.19 billion compared with $1.18 billion at December 31, 2009, up $13.4 million, or 1.1%, primarily due to increased consumer and public fund deposits.

Investment Securities

Investment securities available for sale totaled $375.2 million as of March 31, 2010. This was an increase of $12.3 million, or 3.4%, from December 31, 2009. The increase was primarily due to net purchases of $12.0 million during the period. Investment securities classified as held to maturity decreased to $6.2 million as of March 31, 2010 as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities, mortgage-backed securities and obligations of states and political subdivisions.

As of March 31, 2010, we owned $1.8 million of collateralized debt obligations that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets and continue to obtain updated cash flow analysis as required.

Loans

The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	March 31, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
(in thousands)
Agricultural	$89,825	9.4%	$92,727	9.6%
Commercial and financial	201,637	21.1	203,539	21.0
Real estate:
Construction, one- to four- family residential	21,063	2.2	20,785	2.1
Construction, land development and commercial	56,389	5.9	58,652	6.1
Mortgage, farmland	87,947	9.2	88,747	9.2
Mortgage, one- to four- family first liens	157,005	16.4	161,065	16.7
Mortgage, one- to four- family junior liens	71,733	7.5	73,665	7.6
Mortgage, multifamily	31,745	3.3	32,455	3.4
Mortgage, commercial	198,667	20.8	196,025	20.3
Loans to individuals	23,074	2.4	23,262	2.4
Obligations of state and political subdivisions	15,604	1.6	16,076	1.7

Total loans	$954,689	100.0%	$966,998	100.0%

Total bank loans (excluding loan pool participations and loans held for sale) decreased by $12.3 million, to $954.7 million as of March 31, 2010 as compared to December 31, 2009. We experienced a $4.8 million, or 1.6%, decrease in the commercial, financial and agricultural sectors, along with a $4.9 million, or 0.9%, decrease in real estate mortgage loans, which resulted primarily from the continued refinancing activity seen due to historically low interest rates, which resulted in adjustable rate residential real estate loans that were held in our portfolio being refinanced into fixed-rate loans that are sold in the secondary market rather than held in our portfolio. Additionally, construction real estate decreased $2.0 million, or 2.5%; loans to individuals decreased $0.2 million, or 0.8%, and; and obligations of state and political subdivisions declined $0.5 million, or 2.9%. As of March 31, 2010, our bank loan (excluding loan pool participations) to deposit ratio was 80.0% compared with a year-end 2009 bank loan to deposit ratio of 82.0%. We anticipate that the loan to deposit ratio will continue to decline in future periods, as loans continue to pay down and deposits remain steady or increase. As of March 31, 2010, our largest category of bank loans was commercial real estate, comprising 42% of the portfolio, of which 9% was farmland, 8% construction, and 3% multifamily. Residential real estate loans was the next largest category at 24%, commercial loans 23%, agricultural loans 9%, and consumer loans 2%. All of these percentages relate to our direct loans and do not include loan pool participations.

We have minimal direct exposure to subprime mortgages in our loan portfolio. Our loan policy provides a guideline that real estate mortgage borrowers have a Beacon score of 640 or greater. Exceptions to this guideline have been noted but the overall exposure is deemed minimal by management. Mortgages we originate and sell on the secondary market are typically underwritten according to the guidelines of secondary market investors. These mortgages are sold on a non-recourse basis.

Loan Pool Participations

As of March 31, 2010, we had loan pool participations, net, totaling $81.5 million, down from $83.1 million at December 31, 2009. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne had engaged in this activity since 1988, and we continued this line of business following the merger. We have identified a maximum for loan pool participation balances of not more than $110.0 million. The most recently purchased pools have performed well and we believe the business still has merit over the long term. The loan pool investment balances shown as an asset on our Consolidated Balance Sheets represent the discounted purchase cost of the loan pool participations. We acquired no new loan pool participations during the first quarter of 2010. As of March 31, 2010, the categories of loans by collateral type in the loan pools were commercial real estate - 54%, commercial loans - 11%, agricultural and agricultural real estate – 10%, single-family residential real estate - 11% and other loans - 14%. We have minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans.

Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of March 31, 2010, such cost basis was $83.2 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $177.3 million. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.

The loans in the pools provide some geographic diversification to our balance sheet. As of March 31, 2010, loans in the southeast region of the United States represented approximately 40% of the total. The northeast was the next largest area with 32%, the central region with 19%, the southwest region with 8% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 18% of the basis total, with the next highest state level being Ohio at 11%, then Pennsylvania at approximately 7%, followed by Colorado and New Jersey both at 6%. As of March 31, 2010, approximately 56% of the loans were contractually current or less than 90 days past-due, while 44% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 44% contractually past-due includes loans in litigation and foreclosed property. As of March 31, 2010, loans in litigation totaled approximately $17.6 million, while foreclosed property was approximately $11.4 million. As of March 31, 2010, our investment basis in our loan pool participations was approximately 46.9% of the “face” amount of the underlying loans.

Other Intangible Assets

Other intangible assets decreased to $11.9 million as of March 31, 2010 from $12.2 million as of December 31, 2009 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible. The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2010.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)

March 31, 2010
Other intangible assets:
Insurance agency intangible	1,320	292	1,028
Core deposit premium	5,433	1,858	3,575
Trade name intangible	7,040	—	7,040
Customer list intangible	330	57	273

Total	$14,123	$2,207	$11,916

Deposits

Total deposits as of March 31, 2010 were $1.19 billion compared with $1.18 billion as of December 31, 2009, an increase of $13.4 million. Certificates of deposit were the largest category of deposits at March 31, 2010, representing approximately 48.1% of total deposits. Total certificates of deposit were $573.9 million at March 31, 2010, down $7.7 million, or 1.3%, from $581.6 million at December 31, 2009. Included in total certificates of deposit at March 31, 2010 was $23.9 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $0.5 million, or 2.0%, from the $24.4 million at December 31, 2009. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $423.7 million at March 31, 2010, an increase of $22.4 million, or 5.6%, from $401.3 million at December 31, 2009. The increased balances were primarily in our “Power Checking” account product. Approximately 84.6% of our total deposits are considered “core” deposits.

Federal Home Loan Bank Borrowings

FHLB borrowings totaled $127.7 million as of March 31, 2010 compared with $130.2 million as of December 31, 2009. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.

Long-term Debt

Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.6 million as of March 31, 2010, unchanged from December 31, 2009. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on the fifth anniversary of the date of issuance. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder.

Nonperforming Assets

Our nonperforming assets totaled $18.9 million as of March 31, 2010, up $1.4 million compared to December 31, 2009. This increase was due to an increase in nonperforming loans of $2.5 million coupled with a decrease in other real estate owned of $1.1 million. The balance of other real estate owned at March 31, 2010 was $2.5 million compared to $3.6 million at year-end 2009. Nonperforming loans totaled $16.3 million (1.71% of total bank loans) as of March 31, 2010, compared to $13.9 million (1.44% of total bank loans) as of December 31, 2009. See Note 8 “Allowance for Loan Losses and Nonperforming Assets” for additional information related to nonperforming assets.

The nonperforming loans consisted of $10.8 million in nonaccrual loans, $3.6 million in troubled debt restructures and $2.0 million in loans past due 90 days or more and still accruing. This compares with $9.9 million, $2.6 million and $1.4 million, respectively, as of December 31, 2009. The Company experienced a $1.0 million increase in restructured loans, which grew from $2.6 million at December 31, 2009 to $3.6 million at March 31, 2010. This increase stems from the restructuring of one consumer loan, three residential real estate loans totaling $0.4 million and two commercial real estate loans totaling $0.5 million. During the same period, loans and leases past due 90 days or more and still accruing interest increased by $0.6 million from $1.4 million at December 31, 2009 to $2.0 million at March 31, 2010.

Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $11.1 million as of March 31, 2010 compared with $10.1 million as of December 31, 2009. Other real estate owned totaled $2.5 million as of March 31, 2010 and $3.6 million at December 31, 2009.

All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of March 31, 2010. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.

Allowance for Loan Losses

Our allowance for loan losses as of March 31, 2010 was $14.6 million, which was 1.52% of total bank loans (excluding loan pools) as of that date. This compares with an allowance for loan losses of $14.0 million as of December 31, 2009, which was 1.44% of total bank loans. Gross charge-offs for the first quarter of 2010 totaled $1.1 million, while recoveries of previously charged-off loans totaled $0.2 million. Annualized net loan charge offs to average bank loans as of March 31, 2010 was 0.38% compared to 0.48% for the year ended December 31, 2009. As of March 31, 2010, the allowance for loan losses was 89.1% of nonperforming bank loans compared with 100.6% as of December 31, 2009. While nonperforming loan levels increased during the first quarter, the increase has been primarily in credits that our management had already identified as weak and for which we believe adequate provisions already had been made. Based on the inherent risk in the loan portfolio, we believe that as of March 31, 2010, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary. See Note 8 “Allowance for Loan Losses and Nonperforming Assets” for additional information related to the allowance for loan losses.

During the first quarter of 2010, we updated the Allowance for Loan Losses (“ALLL”) calculation to reflect current historical net charge-offs. We use a five year average percentage in the historical charge-off portion of the ALLL calculation. The historical charge-off portion is one of six factors used in establishing our pass percentage factor for each loan type. There were no changes to the other five factors during the first quarter of 2010. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450. All classified loans are reviewed for impairment per FASB ASC Topic 310.

We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s Board of Directors on a quarterly basis. At March 31, 2010, there were six owner occupied 1-4 family loans with a LTV of 100% or greater. In addition, there are 44 home equity lines of credit without credit enhancement that have LTV of 100% or greater. We have the first lien on three of these equity lines and other financial institutions have the first lien on the remaining 41.

We monitor and report our troubled debt restructuring on a quarterly basis. At March 31, 2010, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to loan review for inclusion in the allowance for loan loss calculation.

Capital Resources

Total shareholders’ equity was 10.00% of total assets as of March 31, 2010 and was 9.92% as of December 31, 2009. Tangible common equity to tangible assets was 8.26% as of March 31, 2010 and 8.16% as of December 31, 2009. Our Tier 1 capital to risk-weighted assets ratio was 13.06% as of March 31, 2010 and was 12.66% as of December 31, 2009. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of March 31, 2010, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.

We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. The following table provides a reconciliation of the non-GAAP measure to the most comparable GAAP equivalent.

		At March 31,	At December 31,
(in thousands)		2010	2009

Tangible Common Equity:
Total shareholders’ equity		$154,158	$152,208
Less:	Preferred stock	(15,716)	(15,699)
	Goodwill and intangibles	(12,016)	(12,272)

Tangible common equity		126,426	124,237

Tangible Assets:
Total assets		$1,542,061	$1,534,783
Less:	Goodwill and intangibles	(12,016)	(12,272)

Tangible assets		1,530,045	1,522,511

Tangible common equity to tangible assets		8.26%	8.16%

		At March 31,	At December 31,
(in thousands)		2010	2009

Tier 1 capital
Total shareholders’ equity		$154,158	$152,208
Plus:	Long term debt (qualifying restricted core capital)	15,464	15,464

Less:	Net unrealized gains on securities available for sale	(2,016)	(1,505)
	Disallowed goodwill and intangibles	(11,789)	(12,286)

Tier 1 capital		155,817	153,881

Risk-weighted assets		1,193,520	1,215,240

Tier 1 capital to risk-weighted assets		13.06%	12.66%

The preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to the Company’s Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods. In addition, on February 6, 2009, we issued to the U.S. Treasury a warrant to purchase 198,675 shares of our common stock at a strike price of $12.08 per share at any time on or before February 6, 2019. If we repay the U.S. Treasury’s investment in full, we would be permitted to redeem the warrant issued to the U.S. Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the U.S. Treasury. All of the capital from Treasury was treated as Tier 1 capital for regulatory purposes.

On January 21, 2010, 33,000 restricted stock units were granted to certain directors and officers. During the first quarter of 2010, 2,546 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 20 shares were surrendered by a grantee to satisfy tax requirements. In addition, 1,945 shares were issued in connection with the exercise of previously issued stock options.

On February 11, 2010, we filed a universal shelf-registration statement registering for future sale up to $25.0 million of securities from time to time in one or more offerings. Given the growth opportunities and the difficult credit market, we believe that it is prudent to have all options available to raise additional capital. On April 22, 2010, the Company’s Board of Directors declared a quarterly dividend for the second quarter of 2010 of $0.05 per common share, which is consistent with the dividend per common share paid in the first quarter of 2010.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
March 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$154,158	12.92%	$95,482	8.00%	N/A	N/A
MidWestOne Bank	157,281	13.46%	93,460	8.00%	$116,825	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	155,817	13.06%	47,741	4.00%	N/A	N/A
MidWestOne Bank	144,137	12.34%	46,730	4.00%	70,095	6.00%
Tier 1 capital to average assets:
Consolidated	155,817	10.28%	60,615	4.00%	N/A	N/A
MidWestOne Bank	144,137	9.56%	60,325	4.00%	75,407	5.00%

December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$169,149	13.92%	$97,219	8.00%	N/A	N/A
MidWestOne Bank	156,413	12.94%	96,727	8.00%	$120,909	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	153,881	12.66%	48,610	4.00%	N/A	N/A
MidWestOne Bank	141,287	11.69%	48,363	4.00%	72,545	6.00%
Tier 1 capital to average assets:
Consolidated	153,881	10.01%	61,505	4.00%	N/A	N/A
MidWestOne Bank	141,287	9.23%	61,215	4.00%	76,518	5.00%

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis; and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. We had liquid assets (cash and cash equivalents) of $42.0 million as of March 31, 2010, compared with $27.6 million as of December 31, 2009. Investment securities classified as available for sale, totaling $375.2 million and $362.9 million as of March 31, 2010 and December 31, 2009, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow federal funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2010 to meet the needs of borrowers and depositors.

Our principal sources of funds were deposits, FHLB borrowings, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate FHLB borrowings that were obtained at a more favorable cost than deposits. We generally managed the pricing of our deposits to maintain a steady deposit base but had from time to time decided not to pay rates on deposits as high as its competition.

As of March 31, 2010, we had $15.6 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent.

Critical Accounting Policies

We have identified the following critical accounting policies and practices relative to the reporting of our results of operation and financial condition. These accounting policies relate to the allowance for loan losses, participation interests in loan pools, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.

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

Application of Purchase Accounting

During 2008, we completed the acquisition of the Former MidwestOne Financial Group, Inc., which generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by our management. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis involves the use of estimates and assumptions. Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting as a critical accounting policy.

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

Our other intangible assets are core deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Each quarter we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with FASB ASC 350, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Fair Value of Available for Sale Securities

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other-than-temporary.” Declines in the fair value of available for sale securities below their cost that are deemed “other-than-temporary” are reflected in earnings as impairment losses. In determining whether other-than-temporary impairment exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis and (3) we do not expect to recover the entire amortized cost basis of the security.

Off-Balance-Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers, which include commitments to extend credit. Our exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of March 31, 2010, outstanding commitments to extend credit totaled approximately $175.0 million.

Commitments under standby and performance letters of credit outstanding aggregated $3.9 million as of March 31, 2010. We do not anticipate any losses as a result of these transactions.

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

In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008 and 2009, and continued during the first quarter of 2010, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

Liquidity Risk

Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.

Net cash inflows from operating activities were $6.3 million in the first quarter of 2010, compared with $6.9 million in the first quarter of 2009. Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a source of inflow for the first quarter of 2010, as was a net change in accrued interest receivable of $1.0 million.

Net cash inflows from investing activities were $3.2 million in the three months ended March 31, 2010, compared to net cash outflows of $7.8 million in the comparable three-month period of 2009. In the first three months of 2010, securities transactions accounted for a net outflow of $10.2 million, and net principal received on loans accounted for net inflows of $11.3 million. Cash inflows for loan pool participations were $1.5 million during the first three months of 2010 compared to a $2.3 million outflow during the same period of 2009.

Net cash provided by financing activities in the first three months of 2010 was $4.9 million. The largest cash outflow from financing activities in the first quarter of 2010 consisted of $3.5 million in net decrease in securities sold under agreements to repurchase. The largest financing cash inflow during the three months ended March 31, 2010 was the $13.4 million increase in deposits. Cash inflows from financing activities in the first quarter of 2009 were $35.0 million, which included the $16.0 million that we received from our issuance of shares of senior preferred stock and a warrant to purchase common stock to the U.S. Treasury pursuant to the Capital Purchase Program. In addition, net increases occurred in deposits and securities sold under agreements to repurchase of $22.0 million and $10.3 million, respectively.

To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include - volume concentration (percentage of liabilities), cost, volatility, and the fit with the current Asset/Liability management plan. These acceptable sources of liquidity include:

•	Fed Funds Lines

•	FHLB Borrowings

•	Brokered Repurchase Agreements

•	Federal Reserve Bank Discount Window

Fed Funds Lines:

Routine liquidity requirements are met by fluctuations in the Bank’s Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured Fed Funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current Fed Funds purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, our subsidiary bank has unsecured Fed Fund lines totaling $55 million, which are tested annually to ensure availability.

FHLB Borrowings:

FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB advance limit is 25% of total assets. Currently, the Bank has a $205.2 million advance limit with $127.7 million in outstanding borrowings, leaving $77.5 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Repurchase Agreements:

Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2010.

Federal Reserve Bank Discount Window:

The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. Currently, the Bank owns municipal securities with an approximate market value of $13.5 million available for liquidity purposes.

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

Like most financial institutions, our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. Our asset and liability committee (ALCO) seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions. The risk is monitored and managed within approved policy limits.

We use a third-party computer software simulation modeling program to measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at March 31, 2010.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
March 31, 2010
Dollar change	$835	$1,125	$(1,716)	$(2,366)
Percent change	1.7%	2.3%	-3.5%	-4.9%

December 31, 2009
Dollar change	$885	$1,373	$(1,995)	$(3,310)
Percent change	1.8%	2.8%	-4.1%	-6.8%

As shown above, at March 31, 2010, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $2.4 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $0.8 million. An increase in interest rates would cause our interest-bearing liabilities to reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would cause an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest bearing liabilities and interest earning assets cannot re-price significantly lower than current levels.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under supervision and with the participation of certain members of our management, including the chief executive officer and the chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and our consolidated subsidiaries.

The effectiveness of the Company’s or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Form 10-K for the annual period ended December 31, 2009. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our equity securities during the quarter covered by this report. As of March 31, 2010, we did not have in effect an approved share repurchase program.

As discussed above, on February 6, 2009, we consummated the sale of $16.0 million of senior preferred stock to the Treasury pursuant to the Capital Purchase Program. The terms of the senior preferred stock place certain restrictions on our ability to pay dividends on our common stock. First, no dividends on our common stock may be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full. Second, until the third anniversary of the date of Treasury’s investment, we may not increase the dividends paid on its common stock beyond $0.1525 per share without first obtaining the consent of Treasury.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated: May 5, 2010	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

	By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer