Form 10-Q
period 2010-06-30
MidWestOne Financial Group, Inc.
filed 2010-08-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 000-24630

MIDWESTONE FINANCIAL GROUP, INC.

102 South Clinton Street
Iowa City, IA 52240
(Address of principal executive offices, including Zip Code)

Registrant's telephone number: 319-356-5800

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

As of August 2, 2010, there were 8,613,982 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$19,984	$25,452
Interest-bearing deposits in banks	6,187	2,136
Federal funds sold	—	—
Cash and cash equivalents	26,171	27,588
Investment securities:
Available for sale	417,468	362,903
Held to maturity (fair value of $5,434 as of June 30, 2010 and $8,118 as of December 31, 2009)	5,350	8,009
Loans held for sale	1,217	1,208
Loans	956,187	966,998
Allowance for loan losses	(14,823)	(13,957)
Net loans	941,364	953,041
Loan pool participations, net	76,889	83,052
Premises and equipment, net	27,849	28,969
Accrued interest receivable	9,900	11,534
Other intangible assets, net	11,661	12,172
Bank-owned life insurance	18,402	18,118
Other real estate owned	2,634	3,635
Deferred income taxes	4,681	5,163
Other assets	19,962	19,391
Total assets	$1,563,548	$1,534,783
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$139,667	$133,990
Interest-bearing checking	422,480	401,264
Savings	67,258	62,989
Certificates of deposit under $100,000	391,567	394,369
Certificates of deposit $100,000 and over	174,615	187,256
Total deposits	1,195,587	1,179,868
Federal funds purchased	9,842	1,875
Securities sold under agreements to repurchase	38,553	43,098
Federal Home Loan Bank borrowings	132,200	130,200
Deferred compensation liability	3,786	3,832
Long-term debt	15,564	15,588
Accrued interest payable	1,847	2,248
Other liabilities	8,782	5,866
Total liabilities	1,406,161	1,382,575

Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000
shares; issued 16,000 shares as of June 30, 2010 and December 31, 2009	$15,733	$15,699
Common stock, $1 par value; authorized 15,000,000 shares at June 30, 2010 and December 31, 2009;
issued 8,690,398 shares at June 30, 2010 and December 31, 2009; outstanding 8,612,582 shares
at June 30, 2010 and 8,605,333 shares at December 31, 2009	8,690	8,690
Additional paid-in capital	81,192	81,179
Treasury stock at cost, 77,816 shares as of June 30, 2010 and 85,065 shares at December 31, 2009	(1,082)	(1,183)
Retained earnings	51,393	48,079
Accumulated other comprehensive income (loss)	1,461	(256)
Total shareholders' equity	157,387	152,208
Total liabilities and shareholders' equity	$1,563,548	$1,534,783

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$13,761	$14,785	$27,465	$29,696
Interest and discount on loan pool participations	909	664	1,808	1,679
Interest on bank deposits	17	1	27	1
Interest on federal funds sold	4	29	4	38
Interest on investment securities:
Taxable securities	2,445	2,147	4,670	4,122
Tax-exempt securities	986	1,000	1,976	1,970
Total interest income	18,122	18,626	35,950	37,506

Interest expense:
Interest on deposits:
Interest-bearing checking	1,133	1,235	2,203	2,372
Savings	43	63	79	125
Certificates of deposit under $100,000	2,455	3,167	4,998	6,346
Certificates of deposit $100,000 and over	918	1,330	1,885	2,639
Total interest expense on deposits	4,549	5,795	9,165	11,482
Interest on federal funds purchased	1	—	2	10
Interest on securities sold under agreements to repurchase	70	127	146	251
Interest on Federal Home Loan Bank borrowings	1,183	1,666	2,390	2,582
Interest on notes payable	11	33	24	36
Interest on long-term debt	152	161	300	347
Total interest expense	5,966	7,782	12,027	14,708
Net interest income	12,156	10,844	23,923	22,798
Provision for loan losses	1,500	1,500	3,000	3,850
Net interest income after provision for loan losses	10,656	9,344	20,923	18,948

Noninterest income:
Trust and investment fees	1,214	964	2,448	2,071
Service charges and fees on deposit accounts	1,034	990	1,898	1,901
Mortgage origination and loan servicing fees	525	860	1,025	1,631
Other service charges, commissions and fees	576	510	1,160	1,035
Bank-owned life insurance income	147	198	314	422
Investment securities losses, net:
Impairment losses on investment securities	—	(614)	(189)	(614)
Less noncredit-related losses	—	—	—	—
Net impairment losses	—	(614)	(189)	(614)
Gain on sale of available for sale securities	233	1	470	1
Gain (loss) on sale of premises and equipment	(204)	5	(281)	5
Total noninterest income	3,525	2,914	6,845	6,452

Noninterest expense:
Salaries and employee benefits	5,691	5,847	11,481	11,600
Net occupancy and equipment expense	1,630	1,647	3,406	3,354
Professional fees	659	842	1,408	1,924
Data processing expense	414	491	871	1,007
FDIC Insurance expense	705	1,055	1,397	1,953
Other operating expense	1,563	1,443	3,147	3,410
Total noninterest expense	10,662	11,325	21,710	23,248
Income before income tax expense	3,519	933	6,058	2,152
Income tax expense	914	150	1,449	193
Net income	$2,605	$783	$4,609	$1,959
Less: Preferred stock dividends and discount accretion	$217	$216	$434	$347
Net income available to common shareholders	$2,388	$567	$4,175	$1,612
Share and Per share information:
Ending number of shares outstanding	8,612,582	8,605,202	8,612,582	8,605,202
Average number of shares outstanding	8,612,582	8,605,202	8,610,231	8,604,134
Diluted average number of shares	8,643,233	8,621,752	8,628,756	8,620,684
Earnings per common share - basic	$0.27	$0.07	$0.48	$0.19
Earnings per common share - diluted	0.27	0.07	0.48	0.19
Dividends paid per common share	0.05	0.05	0.10	0.20
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Captial	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342
Cumulative effect of FAS ASC 320, net of tax	—	—	—	—	3,266	(3,266)	—
Comprehensive income:
Net income	—	—	—	—	1,959	—	1,959
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	1,170	1,170
Total comprehensive income	—	—	—	—	5,225	(2,096)	3,129
Dividends paid on common stock ($0.20 per share)	—	—	—	—	(1,742)	—	(1,742)
Dividends paid on preferred stock	—	—	—	—	(220)	—	(220)
Release/lapse of restriction of 2,147 RSUs	—	—	(30)	30	—	—	—
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common warrants issued	—	—	358	—	—	—	358
Preferred stock discount accretion	25	—	—	—	(25)	—	—
Stock compensation	—	—	39	—	—	—	39
Balance at June 30, 2009	$15,667	$8,690	$81,124	$(1,185)	$46,921	$(3,669)	$147,548
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Comprehensive income:
Net income	—	—	—	—	4,609	—	4,609
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	1,717	1,717
Total comprehensive income	—	—	—	—	4,609	1,717	6,326
Dividends paid on common stock ($0.10 per share)	—	—	—	—	(861)	—	(861)
Dividends paid on preferred stock	—	—	—	—	(400)	—	(400)
Stock options exercised (1,945 shares)	—	—	(11)	27	—	—	16
Release/lapse of restriction on 5,404 RSUs	—	—	(74)	74	—	—	—
Preferred stock discount accretion	34	—	—	—	(34)	—	—
Stock compensation	—	—	98	—	—	—	98
Balance at June 30, 2010	$15,733	$8,690	$81,192	$(1,082)	$51,393	$1,461	$157,387
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,609	$1,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	3,850
Depreciation, amortization and accretion	3,003	1,263
Loss on sale of premises and equipment	281	1
Deferred income taxes	(553)	722
Stock-based compensation	98	39
Net gains on sale of available for sale securities	(470)	—
Net gains on sale of other real estate owned	(53)	(10)
Writedown of other real estate owned	112	—
Other-than-temporary impairment of investment securities	189	614
(Increase) decrease in loans held for sale	(9)	1,546
Net change in:
Decrease in accrued interest receivable	1,634	1,493
Decrease (increase) in other assets	(571)	3,173
(Decrease) increase in deferred compensation liability	(46)	2,265
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	2,515	(6,166)
Net cash provided by operating activities	13,739	10,749

Cash flows from investing activities:
Available for sale securities:
Sales	14,458	—
Maturities	49,369	44,800
Purchases	(116,428)	(122,154)
Held to maturity securities:
Maturities	2,647	700
Purchases	—	(950)
Loans made to customers, net of collections	8,076	22,440
Loan pool participations, net	6,163	4,143
Purchases of premises and equipment	(2,182)	(2,461)
Proceeds from sale of other real estate owned	1,543	320
Proceeds from sale of premises and equipment	1,610	15
Activity in bank-owned life insurance:
Purchases	—	—
Increase in cash value	(284)	(422)
Net cash used in investing activities	(35,028)	(53,569)
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	15,719	68,343
Net increase (decrease) in federal funds purchased	7,967	(13,050)
Net decrease in securities sold under agreements to repurchase	(4,545)	(7,748)
Proceeds from Federal Home Loan Bank advances	25,000	10,000
Repayment of Federal Home Loan Bank advances	(23,000)	(17,500)
Stock options exercised	16	—
Payments on long-term debt	(24)	(26)
Dividends paid	(1,261)	(1,962)
Issuance of preferred stock and warrants	—	16,000
Net cash provided by financing activities	19,872	54,057

Net increase (decrease) in cash and cash equivalents	(1,417)	11,237
Cash and cash equivalents at beginning of period	27,588	32,926
Cash and cash equivalents at end of period	$26,171	$44,163

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,428	$17,502
Income taxes	$1,683	$(46)

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$601	$367

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

The Company owns 100% of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), and 100% of the common stock of MidWestOne Insurance Services, Inc., Pella, Iowa. We operate primarily through our bank subsidiary, MidWestOne Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through three offices located in central and east-central Iowa.

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

2.
Basis of Presentation
The accompanying consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009 include the accounts and transactions of the Company and its wholly-owned subsidiaries MidWestOne Bank and MidWestOne Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for the three months and six months ended June 30, 2010 and 2009.

The results for the three months and six months ended June 30, 2010 may not be indicative of results for the year ending December 31, 2010, or for any other period.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

3.
Consolidated Statements of Cash Flows
In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.
Income Taxes
Federal income tax expense for the three months and six months ended June 30, 2010 and 2009 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

5.
Shareholders' Equity and Earnings per Common Share
Preferred Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company's articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock. On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16.0 million. Upon issuance, the fair values of the senior preferred stock and the common stock warrants were computed as if the securities were issued on a stand-alone basis. The value of the senior preferred stock was estimated based on the net present value of the future senior preferred stock cash flows using a discount rate of 12%. The allocated carrying value of the senior preferred stock and common stock warrants on the date of issuance (based on their relative fair values) were $15.6 million and $0.4 million, respectively. The preferred stock discount, $358,000, is being accreted on a 5% level yield basis over 60 months. The senior preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. Dividends are payable quarterly at the rate of 5% per annum until the fifth anniversary date of the issuance and at a rate of 9% per annum thereafter. The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months. The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.

The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the Treasury will have the right to elect two directors to the Company's Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods. Effective February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) eliminated the restrictions on a CPP participant's ability to repay the Treasury's investment until the third anniversary of the date of the Treasury's investment. Prior to ARRA, CPP participants were prohibited from redeeming the Treasury's senior preferred stock except with the proceeds of an offering of qualifying Tier 1 capital. ARRA now allows CPP participants, such as the Company, the option to repay the Treasury's investment under the CPP at any time without regard to whether the Company has raised new capital, subject to consultation with the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). If the Company were to repay the Treasury's investment, it would be permitted to redeem the warrant issued to Treasury for fair market value.

The CPP requires that the Company be subject to specified standards for executive compensation and corporate governance as long as any obligation arising from financial assistance provided under the statute remains outstanding. The U.S. Congress and the Treasury may create additional provisions that could become retroactively applicable to the senior preferred stock.

Common Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

Common Stock Warrant: In connection with the CPP described above, a warrant exercisable for 198,675 shares of Company common stock was issued to the Treasury. The warrant entitles the Treasury to purchase 198,675 shares of common stock at $12.08 per share at any time on or before February 6, 2019. As noted above, under ARRA, if the Company repays the Treasury's investment in full, the Company would be permitted to redeem the warrant issued to Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the Treasury.

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

Earnings per Common Share: Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended June 30, 2010 and 2009 was 8,612,582 and 8,605,202, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2010 and 2009 was 8,610,231 and 8,604,134, respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,643,233 and 8,621,752 for the three months ended June 30, 2010 and 2009, respectively, and 8,628,756 and 8,620,684 for the six months ended June 30, 2010 and 2009, respectively. The following table presents the computation of earnings per common share for the respective periods:

Earnings per Share Information	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Weighted average number of shares outstanding during the period	8,612,582	8,605,202	8,610,231	8,604,134
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,643,233	8,621,752	8,628,756	8,620,684
Net income	$2,605	$783	4,609	$1,959
Preferred stock dividend accrued and discount accretion	(217)	(216)	(434)	(347)
Net income available to common stockholders	$2,388	$567	$4,175	$1,612
Earnings per share - basic	$0.27	$0.07	0.48	0.19
Earnings per share - diluted	$0.27	$0.07	0.48	0.19

6.
Investments
A summary of investment securities available for sale is as follows:

	As of June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$99,358	$2,143	$—	$101,501
State and political subdivisions	160,829	5,864	(79)	166,614
Mortgage-backed securities and collateralized mortgage obligations	132,470	3,885	(658)	135,697
Corporate debt securities	12,983	439	(1,186)	12,236
	405,640	12,331	(1,923)	416,048
Common stocks	1,476	187	(243)	1,420
Total	$407,116	$12,518	$(2,166)	$417,468

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$79,503	$1,789	$(101)	$81,191
State and political subdivisions	151,628	3,801	(205)	155,224
Mortgage-backed securities and collateralized mortgage obligations	105,865	2,760	(49)	108,576
Corporate debt securities	16,778	488	(1,104)	16,162
	353,774	8,838	(1,459)	361,153
Common stocks	1,529	298	(77)	1,750
Total	$355,303	$9,136	$(1,536)	$362,903

A summary of investment securities held to maturity is as follows:

	As of June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Mortgage-backed securities	$61	$5	$—	$66
State and political subdivisions	4,423	79	—	4,502
Corporate debt securities	866	—	—	866
Total	$5,350	$84	$—	$5,434

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Mortgage-backed securities	$71	$5	$—	$76
State and political subdivisions	7,074	104	—	7,178
Corporate debt securities	864	—	—	864
Total	$8,009	$109	$—	$8,118
The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2010 and December 31, 2009. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

The following presents information pertaining to securities with gross unrealized losses as of June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	—	$—	$—	$—	$—	$—	$—
State and political subdivisions	32	7,570	31	3,932	48	11,502	79
Mortgage-backed securities and collateralized mortgage obligations	4	20,389	658	—	—	20,389	658
Corporate debt securities	4	586	1,186	—	—	586	1,186
Common stocks	4	158	243	—	—	158	243
Total	44	$28,703	$2,118	$3,932	$48	$32,635	$2,166

		As of December 31, 2009
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$10,120	$101	$—	$—	$10,120	$101
State and political subdivisions	65	11,709	116	4,616	89	16,325	205
Mortgage-backed securities and collateralized mortgage obligations	1	4,972	49	—	—	4,972	49
Corporate debt securities	4	—	—	857	1,104	857	1,104
Common stocks	4	218	77	—	—	218	77
Total	77	$27,019	$343	$5,473	$1,193	$32,492	$1,536
The Company's assessment of other-than-temporary impairment (“OTTI”) is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009 the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for other-than-temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit-related portion of OTTI losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in OTTI losses were recognized, of which $5.2 million related to noncredit-related impairment on debt securities. Therefore, the cumulative effect adjustment made to retained earnings at April 1, 2009 totaled $5.2 million, or $3.3 million net of tax,
The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. The Company's mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of, and guaranteed by, the government-sponsored agencies of FHLMC, FNMA and GNMA.
The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products since 2008, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At June 30, 2010, approximately 65% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of June 30, 2010 and December 31, 2009.
At June 30, 2010, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate deteriorated over the past several years, the securities experienced cash flow problems and pre-tax OTTI losses of $6.2 million during 2008, $1.6 million during 2009, and $0.2 million during the first quarter of 2010. The book value of these securities as of June 30, 2010 totaled $1.8 million. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. The market for these securities is considered to be inactive according to the guidance issued in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which the Company adopted as of April 1, 2009. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. As part of its analysis of the collateralized debt obligations, the Company subjects the securities to a stress scenario which involves a level of deferrals or defaults in the collateral pool in excess of what the Company believes is likely.
At June 30, 2010, the analysis of the Company's six investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities.  The amount of actual and projected deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities increased since the beginning of 2010. The Company follows the provisions of FASB ASC Topic 320 in determining the amount of the OTTI recorded to earnings. The Company performed a discounted cash flow analysis, using the factors noted above, and determined that no additional OTTI existed for the three months ended June 30, 2010, thus no impairment loss was charged to earnings.
The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$189	$—
Additional credit losses:
Securities with no previous other than temporary impairment	—	—
Securities with previous other than temporary impairments	—	189
Ending balance	$189	$189

It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of these securities remains low. As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company's consolidated statements of operations.

A summary of the contractual maturity distribution of debt investment securities at June 30, 2010 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$46,545	$47,046	$1,790	$1,808
Due after one year through five years	116,220	120,101	2,633	2,694
Due after five years through ten years	80,503	83,208	—	—
Due after ten years	29,902	29,996	866	866
Mortgage-backed securities and collateralized mortgage obligations	132,470	135,697	61	66
Total	$405,640	$416,048	$5,350	$5,434

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at June 30, 2010 and December 31, 2009 was $9.6 million and $9.0 million, respectively. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three months and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$233	$1	$430	$1
Gross realized losses	—	—	(189)	—
	233	1	241	1
Equity securities:
Gross realized gains	—	—	49	—
Gross realized losses	—	(614)	(9)	(614)
	—	(614)	40	(614)
	$233	$(613)	$281	$(613)

7.
Fair Value Measurements
Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements, for non-financial assets and liabilities. These include foreclosed real estate, long-lived assets and other intangibles, which are recorded at fair value only upon impairment. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

FASB ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•
Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at measurement the date.

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

•
Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Recent market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes. The Company is required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. Despite the Company's best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008.

Valuation methods for instruments measured at fair value on a recurring basis.
Securities Available for Sale - The Company's investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$101,501	$—	$101,501	$—
State and policitical subdivisions	166,614	—	166,614	—
Residential mortgage-backed securities	57,929	—	57,929	—
Commercial mortgage-backed securities	77,768	—	77,768	—
Corporate debt securities	11,650	—	11,650	—
Collateralized debt obligations	586	—	—	586
Total available for sale debt securities	416,048	—	415,462	586
Available for sale equity securities:
Financial services industry	1,420	1,420	—	—
Total available for sale equity securities:	1,420	1,420	—	—
Total securities available for sale	$417,468	$1,420	$415,462	$586

	Fair Value Measurement at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$81,191	$—	$81,191	$—
State and policitical subdivisions	155,224	—	155,224	—
Residential mortgage-backed securities	108,576	—	108,576	—
Corporate debt securities	15,305	—	15,305	—
Collateralized debt obligations	857	—	—	857
Total available for sale debt securities	361,153	—	360,296	857
Available for sale equity securities:
Financial services industry	1,750	1,750	—	—
Total available for sale equity securities:	1,750	1,750	—	—
Total securities available for sale	$362,903	$1,750	$360,296	$857

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Collateralized Debt Obligations
(in thousands)
Level 3 fair value at December 31, 2009	$857
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	(189)
Included in other comprehensive income	(82)
Purchases, issuances, sales, and settlements:
Purchases	—
Issuances	—
Sales	—
Settlements	—
Level 3 fair value at June 30, 2010	$586
Changes in the fair value of available for sale securities are included in other comprehensive income to the extent the changes are not considered other-than-temporary impairments. Other-than-temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other-than-temporary results in a write-down that is reflected directly in the Company's consolidated statements of operations.
Valuation methods for instruments measured at fair value on a nonrecurring basis
Impaired Loans - From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Because many of these inputs are unobservable the valuations are classified as Level 3.

Loans Held for Sale - Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

Federal Home Loan Bank Stock - Stock held in the FHLB, which is held for regulatory purposes, is carried in other assets. This investment generally has restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value. Fair value measurements for this security are classified as Level 3 because of its undeliverable nature and related credit risk.

Other Real Estate Owned (OREO) - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the carrying amount of the loan at the time of acquisition, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals as well as independent fair value assessments from real estate brokers or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable, the valuations are classified as Level 3.

The following table discloses the Company's estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2010 and December 31, 2009, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	Fair Value Measurements at June 30, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$998	$—	$—	$998
Loans held for sale	1,217	—	1,217	—
Federal Home Loan Bank stock	9,636	—	—	9,636
Other real estate owned	2,634	—	—	2,634

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$2,818	$—	$—	$2,818
Loans held for sale	1,208	—	1,208	—
Federal Home Loan Bank stock	8,973	—	—	8,973
Other real estate owned	3,635	—	—	3,635

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2010 and December 31, 2009. The information presented is subject to change over time based on a variety of factors.

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$26,171	$26,171	$27,588	$27,588
Investment securities	422,818	422,902	370,912	371,021
Loans held for sale	1,217	1,217	1,208	1,208
Loans, net	941,364	940,768	953,041	953,647
Loan pool participations, net	76,889	76,889	83,052	83,052
Other real estate owned	2,634	2,634	3,635	3,635
Accrued interest receivable	9,900	9,900	11,534	11,534
Federal Home Loan Bank stock	9,636	9,636	8,973	8,973
Financial liabilities:
Deposits	1,195,587	1,198,327	1,179,868	1,185,450
Federal funds purchased and securities sold under agreements to repurchase	48,395	55,781	44,973	44,973
Federal Home Loan Bank borrowings	132,200	136,089	130,200	133,098
Long-term debt	15,564	10,237	15,588	10,070
Accrued interest payable	1,847	1,847	2,248	2,248

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

•
Loan pool participation carrying values represent the discounted price paid by us to acquire our participation interests in the various loan pools purchased, which approximate fair value.

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

•
Federal Home Loan Bank borrowings and long-term debt are recorded at historical cost. The fair value of these items are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

8.
Allowance for Loan Losses and Nonperforming Assets
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries of loans previously charged-off, if any, are credited to the allowance when realized. The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The following is an analysis of activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$956,187	$990,653	956,187	990,653
Average amount of loans outstanding for the period (net of unearned interest)	$957,302	$999,576	958,429	1,007,098
Allowance for loan losses at beginning of period	$14,553	$12,941	13,957	10,977

Charge-offs:
Agricultural	500	58	1,000	58
Commercial and financial	567	562	1,105	809
Real estate:
Construction, one- to four- family residential	—	—	—	—
Construction, land development and commercial	25	95	25	95
Mortgage, farmland	—	120	—	120
Mortgage, one- to four- family first liens	50	125	51	242
Mortgage, one- to four- family junior liens	15	—	15	32
Mortgage, multifamily	—	5	—	5
Mortgage, commercial	83	52	83	52
Loans to individuals	25	—	66	58
Obligations of state and political subdivisions	—	—	—	—
Total charge-offs	1,265	1,017	2,345	1,471

Recoveries:
Agricultural	—	—	5	19
Commercial and financial	12	29	24	45
Real estate:
Construction, one- to four- family residential	—	—	—	—
Construction, land development and commercial	—	—	—	—
Mortgage, farmland	—	—	—	—
Mortgage, one- to four- family first liens	1	3	2	9
Mortgage, one- to four- family junior liens	1	5	55	11
Mortgage, multifamily	—	—	—	15
Mortgage, commercial	14	—	108	—
Loans to individuals	7	4	17	10
Obligations of state and political subdivisions	—	—	—	—
Total recoveries	35	41	211	109
Net loans charged off	1,230	976	2,134	1,362
Provision for loan losses	1,500	1,500	3,000	3,850
Allowance for loan losses at end of period	$14,823	$13,465	14,823	13,465

Net loans charged off to average loans	0.52%	0.39%	0.45%	0.27%
Allowance for loan losses to total loans at end of period	1.55%	1.36%	1.55%	1.36%

(1)	Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the amounts and categories of the Company's nonperforming assets at the dates indicated:

	June 30, 2010		December 31, 2009
	Non- Accrual	Troubled Debt Restructures	Non- Accrual	Troubled Debt Restructures
(in thousands)
Nonperforming loans:
Agricultural	$3,329	$3,323	$3,498	$—
Commercial and financial	1,791	597	2,386	676
Real estate:
Construction, one- to four- family residential	192	—	463	—
Construction, land development and commercial	123	—	—	434
Mortgage, farmland	2,853	348	43	—
Mortgage, one- to four- family first liens	1,730	49	2,073	49
Mortgage, one- to four- family junior liens	104	51	157	—
Mortgage, multifamily	—	—	—	—
Mortgage, commercial	362	2,041	1,168	1,368
Loans to individuals	41	—	97	28
Obligations of state and political subdivisions	—	—	—	—
	$10,525	$6,409	$9,885	$2,555
Total impaired loans		$16,934		$12,440

90 days or more past due and still accruing:
Agricultural		716		—
Commercial and financial		822		256
Real estate:
Construction, one- to four- family residential		—		138
Construction, land development and commercial		16		—
Mortgage, farmland		309		—
Mortgage, one- to four- family first liens		858		927
Mortgage, one- to four- family junior liens		140		85
Mortgage, multifamily		—		—
Mortgage, commercial		—		—
Loans to individuals		93		33
Obligations of state and political subdivisions		—		—
Total 90 days or more past due and still accruing		$2,954		$1,439
Total nonperforming loans		$19,888		$13,879

Other real estate owned and repossessed assets		2,634		3,635

Total nonperforming loans and nonperforming other assets		$22,522		$17,514

Ratios:
Nonperforming loans to loans, before allowance for loan losses		2.08%		1.44%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses		2.36%		1.81%

The allowance for loan losses related to nonperforming loans at June 30, 2010 and December 31, 2009 was $1,187,000 and $727,000, respectively. Nonperforming loans of $3.2 million and $1.2 million at June 30, 2010 and December 31, 2009, respectively, were not subject to a related allowance for credit losses because the net realizable value of loan collateral, guarantees and other factors exceed the loan carrying value.

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

In June 2009, the FASB issued an accounting standard which requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments were effective for the Company as of January 1, 2010 and it did not have a material effect on its consolidated financial statements.

 In December 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. The guidance enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This standard was effective for the Company as of January 1, 2010 with adoption applied prospectively for transfers that occur on or after that date. The adoption of this accounting standard did not have a material impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which clarifies and expands disclosure requirements related to fair value measurements. Disclosures are required for significant transfers between levels in the fair value hierarchy. Activity in Level 3 fair value measurements is to be presented on a gross, rather than net, basis. The update clarifies how the appropriate level of disaggregation should be determined and emphasizes that information sufficient to permit reconciliation between fair value measurements and line items on the financial statements should be provided. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the expanded disclosures related to activity in Level 3 fair value measurements which are effective one year later. The Company adopted ASU 2010-06 for the period beginning January 1, 2010 and it did not have a material effect on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 loans that are accounted for individually would continue to be subject to TDR accounting guidance.  A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU is effective for the third quarter Form 10-Q.  Adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.  The Company will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010.

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

11.
Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were available to be issued. Events or transactions occurring after June 30, 2010 but prior to the date the consolidated financial statements were available to be issued that provided additional evidence about conditions that existed at June 30, 2010 have been recognized in the consolidated financial statements for the period ended June 30, 2010. Events or transactions that provided evidence about conditions that did not exist at June 30, 2010 but arose before the consolidated financial statements were available to be issued have not been recognized in the consolidated financial statements for the period ended June 30, 2010.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2009 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results to be attained for any other period.

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:
•
Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;
•
Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank's Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);
•
Contain a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;
•
Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state;
•
Grant the Federal Reserve the power to regulate debit card interchange fees;
•
Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
•
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;
•
Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
•
Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require them to seek other sources of capital in the future.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009
Summary
For the quarter ended June 30, 2010 we earned net income of $2.6 million, of which $2.4 million was available to common shareholders, compared with $0.8 million, of which $0.6 million was available to common shareholders, for the quarter ended June 30, 2009, an increase of 232.7% and 321.2%, respectively. Basic and diluted earnings per common share for the second quarter of 2010 were $0.27 versus $0.07 for the second quarter of 2009. Our return on average assets for the second quarter of 2010 was 0.67% compared with a return of 0.20% for the same period in 2009. Our return on average shareholders' equity was 6.74% for the quarter ended June 30, 2010 versus 2.14% for the quarter ended June 30, 2009. The return on average tangible common equity was 7.52% for the second quarter of 2010 compared with 1.92% for the same period in 2009.

The following table presents selected financial results and measures for the second quarter of 2010 and 2009.

	Three Months Ended June 30,
($ amounts in thousands)	2010	2009
Net Income	$2,605	$783
Average Assets	1,561,819	1,567,387
Average Shareholders' Equity	155,088	146,974
Return on Average Assets	0.67%	0.20%
Return on Average Shareholders' Equity	6.74%	2.14%
Return on Average Tangible Common Equity	7.52%	1.92%
Total Equity to Assets (end of period)	10.07%	9.38%
Tangible Common Equity to Tangible Assets (end of period)	8.37%	7.63%
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

	For the Three Months Ended June 30,
(in thousands)	2010	2009
Tangible Common Equity:
Average total shareholders' equity	$155,088	$146,974
Less: Average preferred stock	(15,724)	(15,656)
Average goodwill and intangibles	(11,965)	(13,032)
Average tangible common equity	$127,399	$118,286

Net income available to common shareholders	$2,388	$567

Return on average tangible common equity (1)	7.52%	1.92%
(1) Annualized

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
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 34%. Tax favorable assets generally have lower contractual pretax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Our net interest income for the quarter ended June 30, 2010 increased $1.3 million to $12.2 million compared with $10.8 million for the quarter ended June 30, 2009. Our total interest income of $18.1 million was $0.5 million lower in the second quarter of 2010 compared with the same period in 2009. Most of the decrease in interest income was due to reduced interest on loans. The decrease in interest income was more than offset by reduced interest expense on deposits. Total interest expense for the second quarter of 2010 decreased $1.8 million, or 23.3%, compared with the same period in 2009 due primarily to lower interest rates in 2010. Our net interest margin on a tax-equivalent basis for the second quarter of 2010 increased to 3.48% compared with 3.11% in the second quarter of 2009. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 5.11% for the second quarter of 2010 from 5.21% for the second quarter of 2009. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the second quarter of 2010 to 1.91% from 2.45% for the second quarter of 2009, due to the continued repricing of new time certificates and FHLB advances at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarter ended June 30, 2010 and 2009. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$957,302	$13,841	5.80%	$999,576	$14,881	5.97%
Loan pool participations (4)	81,499	909	4.47	94,548	664	2.82
Investment securities:
Taxable investments	295,687	2,445	3.32	217,227	2,147	3.96
Tax exempt investments (2)	112,257	1,494	5.34	112,704	1,537	5.47
Total investment securities	407,944	3,939	3.87	329,931	3,684	4.64
Federal funds sold and interest-bearing balances	23,294	21	0.36	57,926	30	0.21
Total earning assets	$1,470,039	$18,710	5.11%	$1,481,981	$19,259	5.21%

Cash and due from banks	19,061			23,521
Premises and equipment	28,423			29,932
Allowance for loan losses	(17,053)			(15,261)
Other assets	61,349			47,214
Total assets	$1,561,819			$1,567,387

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$493,198	$1,176	0.96%	$467,095	$1,298	1.11%
Certificates of deposit	571,702	3,373	2.37	589,504	4,497	3.06
Total deposits	1,064,900	4,549	1.71	1,056,599	5,795	2.20
Federal funds purchased and repurchase agreements	39,268	71	0.73	46,556	127	1.09
Federal Home Loan Bank borrowings	132,755	1,183	3.57	156,543	1,666	4.27
Long-term debt and other	16,409	163	3.98	16,548	194	4.70
Total interest-bearing liabilities	$1,253,332	$5,966	1.91%	$1,276,246	$7,782	2.45%

Net interest spread			3.20%			2.77%

Demand deposits	137,489			131,157
Other liabilities	15,910			13,010
Shareholders' equity	155,088			146,974
Total liabilities and shareholders' equity	$1,561,819			$1,567,387

Interest income/earning assets (2)	$1,470,039	$18,710	5.11%	$1,481,981	$19,259	5.21%
Interest expense/earning assets	$1,470,039	$5,966	1.63%	$1,481,981	$7,782	2.10%
Net interest margin (2)(5)		$12,744	3.48%		$11,477	3.11%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$80			$96
Securities		508			537
Total tax equivalent adjustment		588			633
Net Interest Income		$12,156			$10,844

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Three Months Ended June 30,
	2010 Compared to 2009 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans (tax equivalent)	$(619)	$(421)	$(1,040)
Loan pool participations	(75)	320	245
Investment securities:
Taxable investments	544	(246)	298
Tax exempt investments	(6)	(37)	(43)

Total investment securities	538	(283)	255

Federal funds sold and interest-bearing balances	38	(47)	(9)

Change in interest income	(118)	(431)	(549)

Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	79	(201)	(122)
Certificates of deposit	(132)	(992)	(1,124)

Total deposits	(53)	(1,193)	(1,246)

Federal funds purchased and repurchase agreements	(18)	(38)	(56)
Federal Home Loan Bank borrowings	(233)	(250)	(483)
Other long-term debt	(2)	(29)	(31)

Change in interest expense	(306)	(1,510)	(1,816)

Increase in net interest income	$188	$1,079	$1,267

Percentage increase in net interest income over prior period			11.04%
Interest income and fees on loans on a tax-equivalent basis decreased $1.0 million, or 7.0%, in the second quarter of 2010 compared with the same period in 2009. Average loans were $42.3 million, or 4.2%, lower in the second quarter of 2010 compared with 2009. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt as the economic environment has caused many customers to actively reduce their borrowing position. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in our portfolio. The average rate on loans decreased from 5.97% in the second quarter of 2009 to 5.80% in second quarter of 2010.
Interest and discount income on loan pool participations was $0.9 million for the second quarter of 2010 compared with $0.7 million for the second quarter of 2009, an increase of $0.2 million. Former MidWestOne had engaged in this business since 1988 and we continued the business following the merger. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. We invest in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. We have very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Currently, we hold $79.0 million in loan pool participations.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 5.10% for the second quarter of 2010, up from 4.07% for the same period of 2009. The net yield was higher in the second quarter of 2010 than for the second quarter of 2009 primarily due to a stabilization of charge-off levels and payment collections in the portfolio.
The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.
Interest income on investment securities on a tax-equivalent basis totaled $3.9 million in the second quarter of 2010 compared with $3.7 million for the second quarter of 2009, an increase of $0.2 million, or 5.4%, mainly due to a higher investment balance, and despite a lower yield on investments in 2010. The average balance of investments in the second quarter of 2010 was $407.9 million compared with $329.9 million in the second quarter of 2009. The tax-equivalent yield on our investment portfolio in the second quarter of 2010 decreased to 3.87% from 4.64% in the comparable period of 2009 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $1.2 million, or 21.5%, lower in the second quarter of 2010 compared with the same period in 2009 mainly due to the decrease in interest rates during 2009. The weighted average rate paid on interest-bearing deposits was 1.71% in the second quarter of 2010 compared with 2.20% in the second quarter of 2009. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the second quarter of 2010 were $8.3 million, or 0.8%, greater compared with the same period in 2009.
Interest expense on borrowed funds was $0.6 million lower in the second quarter of 2010 compared with the same period in 2009. Interest on borrowed funds totaled $1.4 million for the second quarter of 2010. Average borrowed funds for the second quarter of 2010 were $31.2 million lower compared with the same period in 2009. The majority of the difference was due to a reduction in the level of repurchase agreements and FHLB borrowings. The weighted average rate on borrowed funds decreased to 3.02% for the second quarter of 2010 compared with 3.63% for the second quarter of 2009, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $1.5 million in the second quarter of 2010 compared with a $1.5 million provision in the second quarter of 2009. Net loans charged off in the second quarter of 2010 totaled $1.2 million compared with net loans charged off of $1.0 million in the second quarter of 2009. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2010; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on the Bank's watch loan reports and other loans identified as having more than reasonable potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers' ability to pay and changes in valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

Noninterest Income

	Three Months Ended June 30,
	2010	2009	% Change
(dollars in thousands)
Trust and investment fees	$1,214	$964	25.9%
Service charges and fees on deposit accounts	1,034	990	4.4
Mortgage origination and loan servicing fees	525	860	(39.0)
Other service charges, commissions and fees	576	510	12.9
Bank owned life insurance income	147	198	(25.8)
Impairment losses on investment securities, net	—	(614)	(100.0)
Gain on sale of available for sale securities	233	1	NM
Loss on sale of premises and equipment	(204)	5	NM
Total noninterest income	$3,525	$2,914	21.0%

NM - Percentage change not considered meaningful.
Total noninterest income increased $0.6 million for the second quarter of 2010 compared with the same period for 2009. The increase in 2010 is largely due to the the absence of any impairment losses combined with increased trust and investment fees. We did not recognize any impairment losses on the investment securities portfolio during the second quarter compared with $0.6 million for the second quarter a year ago. Trust and investment fees totaled $1.2 million for the second quarter of 2010, up from $1.0 million for the same period last year.
Mortgage origination and loan servicing fees were $0.5 million in the quarter ended June 30, 2010, a decline of $0.4 million from $0.9 million at June 30, 2009. The decrease in mortgage origination and loan servicing fees was attributable to lower refinancing volume of single family residential loans, as the most creditworthy borrowers have already taken advantage of the historically low interest rates. During the second quarter of 2010, an unused former branch bank building in Waterloo, Iowa was sold at a net loss of $0.1 million. In addition, a $0.1 million writedown was made in connection with the anticipated closure and disposal of a branch bank building located in Burlington, Iowa. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the quarter ended June 30, 2010 noninterest income comprised 22.5% of total revenues, compared with 21.2% for the same quarter in 2009.
Noninterest Expense

	Three Months Ended June 30,
	2010	2009	% Change
(dollars in thousands)
Salaries and employee benefits	$5,691	$5,847	(2.7)%
Net occupancy and equipment expense	1,630	1,647	(1.0)
Professional fees	659	842	(21.7)
Data processing expense	414	491	(15.7)
FDIC insurance expense	705	1,055	(33.2)
Other operating expense	1,563	1,443	8.3
Total noninterest expense	$10,662	$11,325	(5.9)%
Noninterest expense for the second quarter of 2010 was $10.7 million compared with $11.3 million for the second quarter of 2009, a decrease of $0.6 million, or 5.9%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance premiums, professional fees and data processing expense. The primary reasons for the lower noninterest expense for the quarter were a decrease in FDIC insurance expense from $1.1 million in the second quarter of 2009 to $0.7 million for the same period of 2010, and a decrease in professional fees from $0.8 million for the quarter ended June 30, 2009 to $0.7 million for the second quarter of 2010. The lower professional fees were primarily due to lower costs associated with Sarbanes-Oxley compliance efforts. FDIC insurance expense was higher in 2009 due to a special assessment imposed on all FDIC-insured institutions.
On May 13, 2010 we announced that our bank subsidiary, MidWestOne Bank, would be closing its branch office located at 323 Jefferson Street in Burlington, Iowa on September 3, 2010, and its branch located at 301 A Avenue West in Oskaloosa, Iowa on September 30, 2010. This action was taken as the result of management's careful review of branch locations, balancing the need to reduce operating costs with impact on customer service. Customers from each of the affected offices will be served by other branch locations in the respective communities.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.0% for the second quarter of 2010, and 16.1% for the same period of 2009. The increase in the effective rate in 2010 was primarily due to the relative amount of tax-exempt income on tax-exempt bonds to total income. Income tax expense increased $0.7 million to $0.9 million in the second quarter of 2010 compared with $0.2 million for the same period of 2009 due primarily to increased net income.
FDIC Assessments
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $9.2 million in prepaid assessments. The FDIC determined each institution's prepaid assessment based on the institution's: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 31, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009
Summary
For the six months ended June 30, 2010 we earned net income of $4.6 million, of which $4.2 million was available to common shareholders, compared with $2.0 million, of which $1.6 million was available to common shareholders, for the six months ended June 30, 2009, an increase of 135.3% and 159.0%, respectively. Basic and diluted earnings per common share for the first half of 2010 were $0.48 versus $0.19 for the first half of 2009. Our return on average assets for the first six months of 2010 was 0.60% compared with a return of 0.26% for the same period in 2009. Our return on average shareholders' equity was 6.04% for the six months ended June 30, 2010 versus 2.74% for the six months ended June 30, 2009. The return on average tangible common equity was 6.67% for the first half of 2010 compared with 2.74% for the same period in 2009.
The following table presents selected financial results and measures for the first six months of 2010 and 2009.

	Six Months Ended June 30,
($ amounts in thousands)	2010	2009
Net Income	$4,609	$1,959
Average Assets	1,544,560	1,536,153
Average Shareholders' Equity	153,950	144,080
Return on Average Assets	0.60%	0.26%
Return on Average Shareholders' Equity	6.04%	2.74%
Return on Average Tangible Common Equity	6.67%	2.74%
Total Equity to Assets (end of period)	10.07%	9.38%
Tangible Common Equity to Tangible Assets (end of period)	8.37%	7.63%
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

	For the Six Months Ended June 30,
(in thousands)	2010	2009
Tangible Common Equity:
Average total shareholders' equity	$153,950	$144,079
Less: Average preferred stock	(15,716)	(12,635)
Average goodwill and intangibles	(12,071)	(13,169)
Average tangible common equity	$126,163	$118,275

Net income available to common shareholders	$4,175	$1,612

Return on average tangible common equity (1)	6.67%	2.74%
(1) Annualized
Net Interest Income
Our net interest income for the six months ended June 30, 2010 increased $1.1 million to $23.9 million compared with $22.8 million for the six months ended June 30, 2009. Our total interest income of $36.0 million was $1.6 million lower in the first half of 2010 compared with the same period in 2009. Most of the decrease in interest income was due to reduced interest on loans, somewhat offset by increased interest income on investment securities. The decrease in interest income was more than offset by reduced interest expense on deposits. Total interest expense for the first half of 2010 decreased $2.7 million, or 18.2%, compared with the same period in 2009 due primarily to lower interest rates in 2010. Our net interest margin on a tax-equivalent basis for the first half of 2010 increased to 3.49% compared with 3.34% in the first half of 2009. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 5.16% for the first half of 2010 from 5.39% for the first half of 2009. The average cost of interest-bearing liabilities decreased to 1.96% in the first six months of 2010 from 2.37% for the first six months of 2009.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the six months ended June 30, 2010 and 2009. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$958,429	$27,630	5.81%	$1,007,098	$29,889	5.98%
Loan pool participations (4)	82,876	1,808	4.40	95,634	1,679	3.54
Investment securities:
Taxable investments	278,119	4,670	3.39	199,070	4,122	4.18
Tax exempt investments (2)	115,257	3,017	5.28	111,517	3,030	5.48
Total investment securities	393,376	7,687	3.94	310,587	7,152	4.64
Federal funds sold and interest-bearing balances	17,412	31	0.36	37,689	39	0.21
Total earning assets	$1,452,093	$37,156	5.16%	$1,451,008	$38,759	5.39%

Cash and due from banks	19,507			24,196
Premises and equipment	28,682			29,561
Allowance for loan losses	(16,804)			(14,681)
Other assets	61,082			46,069
Total assets	$1,544,560			$1,536,153

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$480,835	$2,282	0.96%	$451,076	$2,497	1.12%
Certificates of deposit	570,376	6,883	2.43	576,156	8,985	3.14
Total deposits	1,051,211	9,165	1.76	1,027,232	11,482	2.25
Federal funds purchased and repurchase agreements	39,961	148	0.75	48,755	261	1.08
Federal Home Loan Bank borrowings	130,733	2,390	3.69	157,924	2,582	3.30
Long-term debt and other	16,427	324	3.98	16,569	383	4.66
Total interest-bearing liabilities	$1,238,332	$12,027	1.96%	$1,250,480	$14,708	2.37%

Net interest spread (2)			3.20%			3.01%

Demand deposits	136,820			130,993
Other liabilities	15,458			10,601
Shareholders' equity	153,950			144,079
Total liabilities and shareholders' equity	$1,544,560			$1,536,153

Interest income/earning assets (2)	$1,452,093	$37,156	5.16%	$1,451,008	$38,759	5.39%
Interest expense/earning assets	$1,452,093	$12,027	1.67%	$1,451,008	$14,708	2.04%
Net interest margin (2)(5)		$25,129	3.49%		$24,051	3.34%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$165			$193
Securities		1,041			1,060
Total tax equivalent adjustment		1,206			1,253
Net Interest Income		$23,923			$22,798

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As the table below illustrates, the increase in net interest income was predominantly rate related.

	Six Months Ended June 30,
	2010 Compared to 2009 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans (tax equivalent)	$(1,418)	$(841)	$(2,259)
Loan pool participations	(158)	287	129
Investment securities:
Taxable investments	1,046	(498)	548
Tax exempt investments	142	(155)	(13)

Total investment securities	1,188	(653)	535

Federal funds sold and interest-bearing balances	24	(32)	(8)

Change in interest income	(364)	(1,239)	(1,603)

Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	185	(400)	(215)
Certificates of deposit	(89)	(2,013)	(2,102)

Total deposits	96	(2,413)	(2,317)

Federal funds purchased and repurchase agreements	(42)	(71)	(113)
Federal Home Loan Bank borrowings	(612)	420	(192)
Other long-term debt	(3)	(56)	(59)

Change in interest expense	(561)	(2,120)	(2,681)

Increase in net interest income	$197	$881	$1,078

Percentage increase in net interest income over prior period			4.48%
Interest income and fees on loans on a tax-equivalent basis decreased $2.3 million, or 7.6%, in the first half of 2010 compared with the same period in 2009. Average loans were $958.4 million, or 4.8%, lower in the first half of 2010 compared with 2009. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt as the economic environment has caused many customers to actively reduce their borrowing position. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in our portfolio. The average rate on loans decreased slightly from 5.98% in the first half of 2009 to 5.81% in the first half of 2010.
Interest and discount income on loan pool participations was $1.8 million for the first half of 2010 compared with $1.7 million for the first half of 2009, an increase of $0.1 million. We have very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Currently, we hold $79.0 million in loan pool participations. The net “all-in” yield on loan pool participations was 5.03% for the first half of 2010, up from 4.80% for the same period of 2009. The net yield was higher in the first six months of 2010 than for the first six months of 2009 primarily due to a stabilization of charge-off levels and payment collections in the portfolio during the second quarter of 2010.
The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.

Interest income on investment securities on a tax-equivalent basis totaled $7.7 million in the first six months of 2010 compared with $7.2 million for the first six months of 2009, an increase of $0.5 million, or 7.5%, due to a higher investment balance, and despite a lower yield on investments in 2010. The average balance of investments in the first half of 2010 was $393.4 million compared with $310.6 million in the first half of 2009. The tax-equivalent yield on our investment portfolio in the first half of 2010 decreased to 3.94% from 4.64% in the comparable period of 2009 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $2.3 million, or 20.2%, lower in the first half of 2010 compared with the same period in 2009 mainly due to the decrease in interest rates during 2009. The weighted average rate paid on interest-bearing deposits was 1.76% in the first six months of 2010 compared with 2.25% in the first six months of 2009. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the first six months of 2010 were $24.0 million, or 2.3%, greater compared with the same period in 2009.

Interest expense on borrowed funds was $0.3 million lower in the first six months of 2010 compared with the same period in 2009. Interest on borrowed funds totaled $2.9 million for the first half of 2010, compared with $3.2 million for the same period of 2009. Average borrowed funds for the first half of 2010 were $36.1 million lower compared with the same period in 2009. The majority of the difference was due to a reduction in the level of federal funds purchased, repurchase agreements, and FHLB borrowings. Elimination of the purchase accounting benefit on FHLB borrowings related to the March 2008 merger in the first quarter of 2009 led to the weighted average rate on borrowed funds increasing to 3.08% for the first half of 2010 compared with 2.91% for the first half of 2009.
Provision for Loan Losses
We recorded a provision for loan losses of $3.0 million in the first half of 2010 compared with a $3.9 million provision in the first half of 2009. Net loans charged off in the first six months of 2010 totaled $2.1 million compared with net loans charged off of $1.4 million in the first six months of 2009. The decrease in the provision in the first half of 2010 compared with the same period in 2009 reflects our belief that existing identified potential problem credits have been adequately reserved for. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2010; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
Noninterest Income

	Six Months Ended June 30,
	2010	2009	% Change
(dollars in thousands)
Trust and investment fees	$2,448	$2,071	18.2%
Service charges and fees on deposit accounts	1,898	1,901	(0.2)
Mortgage origination and loan servicing fees	1,025	1,631	(37.2)
Other service charges, commissions and fees	1,160	1,035	12.1
Bank owned life insurance income	314	422	(25.6)
Impairment losses on investment securities, net	(189)	(614)	(69.2)
Gain on sale of available for sale securities	470	1	NM
Loss on sale of premises and equipment	(281)	5	NM
Total noninterest income	$6,845	$6,452	6.1%

NM - Percentage change not considered meaningful.
Total noninterest income increased $0.4 million for the first half of 2010 compared with the same period for 2009. The increase in 2010 is largely due to the net gain on sales of securities of $0.5 million compared with $1,000 for the first half of 2009, combined with lower year-to-date 2010 impairment losses of $0.2 million, which was $0.4 million lower than the $0.6 million of charges realized in the same period of 2009. Trust and investment fees increased by $0.3 million, from $2.1 million for the six months ended June 30, 2009 to $2.4 million for the same period of 2010.

These improvements were partially offset by lower mortgage origination and loan servicing fees. For the first six months of 2010, mortgage origination and loan servicing fees declined to $1.0 million, down $0.6 million, or 37.2%, from the comparable period in 2009. The decrease in mortgage origination fees was attributable to lower refinancing volume of single family residential loans, as the bulk of creditworthy borrowers had already taken advantage of the historically low interest rates before the start of 2010. The sale of an unused bank office building in Oskaloosa, Iowa, during the first quarter of 2010 resulted in a net loss of $77,000. During the second quarter of 2010, an unused former branch bank building in Waterloo, Iowa was sold at a net loss of $0.1 million. In addition, a $0.1 million writedown was made in connection with the anticipated closure and disposal of a branch bank building located in Burlington, Iowa. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the six months ended June 30, 2010 noninterest income comprised 22.2% of total revenues, compared with 22.1% as of June 30, 2009.
Noninterest Expense

	Six Months Ended June 30,
	2010	2009	% Change
(dollars in thousands)
Salaries and employee benefits	$11,481	$11,600	(1.0)%
Net occupancy and equipment expense	3,406	3,354	1.6
Professional fees	1,408	1,924	(26.8)
Data processing expense	871	1,007	(13.5)
FDIC insurance expense	1,397	1,953	(28.5)
Other operating expense	3,147	3,410	(7.7)
Total noninterest expense	$21,710	$23,248	(6.6)%
Noninterest expense for the first half of 2010 was $21.7 million compared with $23.2 million for the first half of 2009, a decrease of $1.5 million, or 6.6%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance premiums, professional fees and data processing expense. The primary reason for the decrease in noninterest expense was the drop in all categories of noninterest expense, with the exception of a small increases net occupancy, for the six months ended June 30, 2010, compared with the same period in 2009. FDIC insurance saw a moderate decline of $0.6 million to $1.4 million from $2.0 million for the first half of 2010 compared with the same period in 2009. Professional fees decreased by $0.5 million from $1.9 million to $1.4 million for the six months ended June 30, 2009 and 2010, respectively, due to lower costs associated with Sarbanes-Oxley compliance efforts. Data processing expense continued its downward trend as a result of cost-saving steps taken and efficiencies gained in late 2009.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 23.9% for the first half of 2010, and 9.0% for the same period of 2009. The increase in the effective rate in 2010 was primarily due to the relative amount of tax-exempt income on tax-exempt bonds to total net income. Income tax expense increased $1.2 million to $1.4 million in the first half of 2010 compared with $0.2 million for the same period of 2009.

FINANCIAL CONDITION
Our total assets increased slightly to $1.56 billion as of June 30, 2010 from $1.53 billion on December 31, 2009. This growth resulted primarily from increased investment in securities, somewhat offset by a decrease in loans as many customers actively reduce their borrowing position due to the current economic environment. There has also been a decrease in loan pool participation balances. The asset growth was primarily funded by an increase in both deposits and fed funds purchased. Total deposits at June 30, 2010 were $1.20 billion compared with $1.18 billion at December 31, 2009, up $15.7 million, or 1.3%, primarily due to increased consumer and public fund deposits. Fed funds purchased increased $7.9 million from $1.9 million at December 31, 2009, to $9.8 million at June 30, 2010, while securities sold under agreement to repurchase declined by $4.5 million to $38.6 million at June 30, 2010.
Investment Securities
Investment securities available for sale totaled $417.5 million as of June 30, 2010. This was an increase of $54.6 million, or 15.0%, from December 31, 2009. The increase was primarily due to net investment purchases of $52.6 million during the period. Investment securities classified as held to maturity decreased to $5.4 million as of June 30, 2010 as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities, mortgage-backed securities and obligations of states and political subdivisions.

As of June 30, 2010, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets and continue to obtain updated cash flow analysis as required. See Note 6 “Investments” for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	June 30, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
(in thousands)
Agricultural	$89,748	9.4%	$92,727	9.6%
Commercial and financial	201,407	21.1	203,539	21.0
Real estate:
Construction, one- to four- family residential	20,891	2.2	20,785	2.1
Construction, land development and commercial	53,226	5.6	58,652	6.1
Mortgage, farmland	85,933	9.0	88,747	9.2
Mortgage, one- to four- family first liens	161,368	16.9	161,065	16.7
Mortgage, one- to four- family junior liens	71,526	7.5	73,665	7.6
Mortgage, multifamily	31,394	3.3	32,455	3.4
Mortgage, commercial	202,177	21.1	196,025	20.3
Loans to individuals	23,735	2.5	23,262	2.4
Obligations of state and political subdivisions	14,782	1.5	16,076	1.7
Total loans	$956,187	100.0%	$966,998	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) decreased by $10.8 million, to $956.2 million as of June 30, 2010 as compared to December 31, 2009. We experienced a $5.1 million, or 1.7%, decrease in the commercial, financial and agricultural sectors, along with a $5.3 million, or 6.7%, decrease in real estate construction loans, which resulted primarily from the continued lower line-of-credit utilization and pay-downs on term debt, as the economic environment has caused many customers to actively reduce their borrowing position. Additionally, real estate mortgage increased $0.4 million, or 0.1%; loans to individuals increased $0.5 million, or 2.0%; and, obligations of state and political subdivisions declined $1.3 million, or 8.0%. As of June 30, 2010, our bank loan (excluding loan pool participations) to deposit ratio was 80.0% compared with a year-end 2009 bank loan to deposit ratio of 82.0%. We anticipate that the loan to deposit ratio will continue to decline in future periods, as loans continue to pay down and deposits remain steady or increase. As of June 30, 2010, our largest category of bank loans was commercial real estate, comprising 42% of the portfolio, of which 9% was farmland, 8% construction, and 3% multifamily. Residential real estate loans was the next largest category at 24%, commercial loans 23%, agricultural loans 9%, and consumer loans 2%. All of these percentages relate to our direct loans and do not include loan pool participations.
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
Loan Pool Participations
As of June 30, 2010, we had loan pool participations, net, totaling $76.9 million, down from $83.1 million at December 31, 2009. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne had engaged in this activity since 1988, and we continued this line of business following the merger. We have have not actively pursued new pool purchases in the past three months. The loan pool investment balances shown as an asset on our Consolidated Balance Sheets represent the discounted purchase cost of the loan pool participations. As of June 30, 2010, the categories of loans by collateral type in the loan pools were commercial real estate - 52%, commercial loans - 10%, agricultural and agricultural real estate - 10%, single-family residential real estate - 11% and other loans - 17%. We have minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of June 30, 2010, such cost basis was $79.0 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $169.3 million. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
The loans in the pools provide some geographic diversification to our balance sheet. As of June 30, 2010, loans in the southeast region of the United States represented approximately 37% of the total. The northeast was the next largest area with 36%, the central region with 18%, the southwest region with 8% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 18% of the basis total, with the next highest state level being Ohio at 11%, then Pennsylvania at approximately 7%, followed by Colorado and New Jersey both at 6%. As of June 30, 2010, approximately 59% of the loans were contractually current or less than 90 days past-due, while 41% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 41% contractually past-due includes loans in litigation and foreclosed property. As of June 30, 2010, loans in litigation totaled approximately $13.1 million, while foreclosed property was approximately $13.1 million. As of June 30, 2010, our investment basis in our loan pool participations was approximately 46.5% of the “face” amount of the underlying loans.
Other Intangible Assets
Other intangible assets decreased to $11.7 million as of June 30, 2010 from $12.2 million as of December 31, 2009 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible. The following table summarizes the amounts and carrying values of intangible assets as of June 30, 2010.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
June 30, 2010
Other intangible assets:
Insurance agency intangible	$1,320	$337	$983
Core deposit premium	5,433	2,062	3,371
Trade name intangible	7,040	—	7,040
Customer list intangible	330	63	267

Total	$14,123	$2,462	$11,661

Deposits
Total deposits as of June 30, 2010 were $1.20 billion compared with $1.18 billion as of December 31, 2009, an increase of $15.7 million. Certificates of deposit were the largest category of deposits at June 30, 2010, representing approximately 47.4% of total deposits. Total certificates of deposit were $566.2 million at June 30, 2010, down $15.4 million, or 2.7%, from $581.6 million at December 31, 2009. Included in total certificates of deposit at June 30, 2010 was $27.7 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $3.3 million, or 13.5%, from the $24.4 million at December 31, 2009. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $422.5 million at June 30, 2010, an increase of $21.2 million, or 5.0%, from $401.3 million at December 31, 2009. The increased balances were primarily in our “Power Checking” account product. Approximately 85.4% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $132.2 million as of June 30, 2010 compared with $130.2 million as of December 31, 2009. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.6 million as of June 30, 2010, unchanged from December 31, 2009. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on the fifth anniversary of the date of issuance. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder.
Nonperforming Assets
Our nonperforming assets totaled $22.5 million as of June 30, 2010, up $5.0 million compared to December 31, 2009. This increase was due to an increase in nonperforming loans of $6.0 million coupled with a decrease in other real estate owned of $1.0 million. The balance of other real estate owned at June 30, 2010 was $2.6 million compared to $3.6 million at year-end 2009. Nonperforming loans totaled $19.9 million (2.08% of total bank loans) as of June 30, 2010, compared to $13.9 million (1.44% of total bank loans) as of December 31, 2009. See Note 8 “Allowance for Loan Losses and Nonperforming Assets” for additional information related to nonperforming assets.
The nonperforming loans consisted of $10.5 million in nonaccrual loans, $6.4 million in troubled debt restructures and $3.0 million in loans past due 90 days or more and still accruing. This compares with $9.9 million, $2.6 million and $1.4 million, respectively, as of December 31, 2009. The Company experienced a $3.8 million increase in restructured loans, which grew from $2.6 million at December 31, 2009 to $6.4 million at June 30, 2010. This increase is primarily attributable to the addition of two agricultural loans totaling $3.3 million to the troubled debt restructures. During the same period, loans and leases past due 90 days or more and still accruing interest increased by $1.6 million from $1.4 million at December 31, 2009 to $3.0 million at June 30, 2010. Much of this increase is due to the addition of a $583,000 commercial loan relationship to the classifications during the second quarter of 2010. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $8.9 million as of June 30, 2010 compared with $10.1 million as of December 31, 2009, a decrease of $1.2 million or 11.4%.
All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of June 30, 2010. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Allowance for Loan Losses
Our allowance for loan losses as of June 30, 2010 was $14.8 million, which was 1.55% of total bank loans (excluding loan pools), as of that date. This compares with an allowance for loan losses of $14.0 million as of December 31, 2009, which was 1.44% of total bank loans. Gross charge-offs for the first half of 2010 totaled $2.3 million, while recoveries of previously charged-off loans totaled $0.2 million. Annualized net loan charge offs to average bank loans for the first half of 2010 was 0.45% compared to 0.48% for the year ended December 31, 2009. As of June 30, 2010, the allowance for loan losses was 74.5% of nonperforming bank loans compared with 100.6% as of December 31, 2009. While nonperforming loan levels increased during the first half, the increase has been primarily in credits that our management had already identified as weak and for which it believes adequate provisions already had been made. Based on the inherent risk in the loan portfolio, we believe that as of June 30, 2010, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary. See Note 8 “Allowance for Loan Losses and Nonperforming Assets” for additional information related to the allowance for loan losses.
During the first quarter of 2010, we updated the Allowance for Loan Losses (“ALLL”) calculation to reflect current historical net charge-offs. We use a five year average percentage in the historical charge-off portion of the ALLL calculation. The historical charge-off portion is one of six factors used in establishing our reserve level for each loan type. There were no changes to the other five factors during the first half of 2010. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450. All classified loans are reviewed for impairment per FASB ASC Topic 310.
We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At June 30, 2010, there were five owner occupied 1-4 family loans with a LTV of 100% or greater. In addition, there are 43 home equity lines of credit without credit enhancement that have LTV of 100% or greater. We have the first lien on four of these equity lines and other financial institutions have the first lien on the remaining 39.
We monitor and report our troubled debt restructuring on a quarterly basis. At June 30, 2010, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to loan review for inclusion in the allowance for loan loss calculation.
Capital Resources
Total shareholders' equity was 10.07% of total assets as of June 30, 2010 and was 9.92% as of December 31, 2009. Tangible common equity to tangible assets was 8.37% as of June 30, 2010 and 8.16% as of December 31, 2009. Our Tier 1 capital to risk-weighted assets ratio was 13.10% as of June 30, 2010 and was 12.66% as of December 31, 2009. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of June 30, 2010, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
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

	At June 30,	At December 31,
(in thousands)	2010	2009

Tangible Common Equity:
Total shareholders' equity	$157,387	$152,208
Less: Preferred stock	(15,733)	(15,699)
Goodwill and intangibles	(11,761)	(12,272)

Tangible common equity	$129,893	$124,237

Tangible Assets:
Total assets	$1,563,548	$1,534,783
Less: Goodwill and intangibles	(11,761)	(12,272)

Tangible assets	$1,551,787	$1,522,511

Tangible common equity to tangible assets	8.37%	8.16%

	At June 30,	At December 31,
(in thousands)	2010	2009

Tier 1 capital
Total shareholders' equity	$157,387	$152,208
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464

Less: Net unrealized gains on securities available for sale	(3,259)	(1,505)
Disallowed goodwill and intangibles	(11,795)	(12,286)

Tier 1 capital	$157,797	$153,881

Risk-weighted assets	$1,204,596	$1,215,240

Tier 1 capital to risk-weighted assets	13.10%	12.66%
The preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to the Company's Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods. In addition, on February 6, 2009, we issued to the U.S. Treasury a warrant to purchase 198,675 shares of our common stock at a strike price of $12.08 per share at any time on or before February 6, 2019. If we repay the U.S. Treasury's investment in full, we would be permitted to redeem the warrant issued to the U.S. Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the U.S. Treasury. All of the capital from Treasury was treated as Tier 1 capital for regulatory purposes.
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
On February 11, 2010, we filed a universal shelf-registration statement registering for future sale up to $25.0 million of securities from time to time in one or more offerings. Given the growth opportunities and the difficult credit market, we believe that it is prudent to have all options available to raise additional capital. On July 29, 2010, the Company's Board of Directors declared a quarterly dividend for the third quarter of 2010 of $0.05 per common share, which is consistent with the dividend per common share paid in the first and second quarters of 2010.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
June 30, 2010:
Total risk-based capital to risk-weighted assets:
Consolidated	$172,620	14.33%	$96,368	8.00%	N/A	N/A
MidWestOne Bank	162,439	13.58%	95,675	8.00%	$119,594	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	157,797	13.10%	48,184	4.00%	N/A	N/A
MidWestOne Bank	147,465	12.33%	47,838	4.00%	71,757	6.00%
Tier 1 capital to average assets:
Consolidated	157,797	10.18%	62,001	4.00%	N/A	N/A
MidWestOne Bank	147,465	9.55%	61,739	4.00%	77,174	5.00%

December 31, 2009:
Total risk-based capital to risk-weighted assets:
Consolidated	$169,149	13.92%	$97,219	8.00%	N/A	N/A
MidWestOne Bank	156,413	12.94%	96,727	8.00%	$120,909	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	153,881	12.66%	48,610	4.00%	N/A	N/A
MidWestOne Bank	141,287	11.69%	48,363	4.00%	72,545	6.00%
Tier 1 capital to average assets:
Consolidated	153,881	10.01%	61,505	4.00%	N/A	N/A
MidWestOne Bank	141,287	9.23%	61,215	4.00%	76,518	5.00%

N/A - Minimum to be considered well capitalized is not applicable to the consolidated entity.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis; and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. We had liquid assets (cash and cash equivalents) of $26.2 million as of June 30, 2010, compared with $27.6 million as of December 31, 2009. Investment securities classified as available for sale, totaling $417.5 million and $362.9 million as of June 30, 2010 and December 31, 2009, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2010 to meet the needs of borrowers and depositors.
Our principal sources of funds were deposits, FHLB borrowings, principal repayments on loans, federal funds purchased, proceeds from the maturity and sale of investment securities, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate FHLB borrowings that were obtained at a more favorable cost than deposits. We generally managed the pricing of our deposits to maintain a steady deposit base but had from time to time decided not to pay rates on deposits as high as its competition.
As of June 30, 2010, we had $15.6 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent.
Critical Accounting Estimates
Our consolidated financial statements are prepared based on the application of certain accounting policies, some of which require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations which may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Current economic conditions may require the use of additional estimates, and some estimates may be subject to a greater degree of uncertainty due to the current instability of the economy. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, participation interests in loan pools, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses
The allowance for loan losses is based on our estimate. We believe the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses is inadequate, we would need to increase our provision for loan losses.
Participation Interests in Loan Pools
The loan pool accounting practice relates to our estimate that the investment amount reflected on our financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan pool, we take into consideration many factors, including the borrowers' current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process. If the estimated net realizable value of the loan pool participations is overstated, our yield on the loan pools would be reduced.
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
In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock. At December 31, 2008, our market capitalization was less than our total shareholders' equity, providing an indication that goodwill may be impaired as of such date. Thus, we performed an impairment analysis as a result of the significant decline in our stock price. Based on this analysis, we wrote off $27.3 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger. Such charge had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's December 31, 2008 regulatory ratios were not adversely affected by this non-cash expense and exceeded the minimum amounts required to be considered “well-capitalized.”
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of June 30, 2010, outstanding commitments to extend credit totaled approximately $167.2 million. Commitments under standby and performance letters of credit outstanding aggregated $4.0 million as of June 30, 2010. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008 and 2009, and continued during the first half of 2010, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $13.7 million in the first half of 2010, compared with $10.7 million in the first half of 2009. Depreciation, amortization and accretion were a source of inflow for the first half of 2010, as was a net change in accrued interest receivable of $1.6 million.
Net cash outflows from investing activities were $35.0 million in the six months ended June 30, 2010, compared to net cash outflows of $53.6 million in the comparable six-month period of 2009. In the first six months of 2010, securities transactions accounted for a net outflow of $50.0 million, and net principal received on loans accounted for net inflows of $8.1 million. Cash inflows for loan pool participations were $6.2 million during the first six months of 2010 compared to a $4.1 million inflow during the same period of 2009.
Net cash provided by financing activities in the first six months of 2010 was $19.9 million. The largest cash outflow from financing activities in the first half of 2010 consisted of $4.5 million of net decrease in securities sold under agreements to repurchase. The largest financing cash inflow during the six months ended June 30, 2010 was the $15.7 million increase in deposits.

To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include - volume concentration (percentage of liabilities), cost, volatility, and the fit with the current Asset/Liability management plan. These acceptable sources of liquidity include:

•
Fed Funds Lines
•
FHLB Borrowings
•
Brokered Repurchase Agreements
•
Federal Reserve Bank Discount Window
Fed Funds Lines:
Routine liquidity requirements are met by fluctuations in the Bank's Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured Fed Funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current Fed Funds purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, our subsidiary bank has unsecured Fed Fund lines totaling $55 million, which are tested annually to ensure availability.

FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. Currently, the Bank has a $194.4 million of collateral pledged to the FHLB and $132.2 million in outstanding borrowings, leaving $60.6 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2010.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. Currently, the Bank owns municipal securities with an approximate market value of $11.8 million available for liquidity purposes.
Interest Rate Risk
The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin and earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. We manage several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of the Bank's Asset/Liability Management Policy.
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
We use a third-party computer software simulation modeling program to measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at June 30, 2010.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
June 30, 2010
Dollar change	$1,424	$1,222	$(1,476)	$(2,175)
Percent change	2.9%	2.5%	(3.0)%	(4.4)%

December 31, 2009
Dollar change	$885	$1,373	$(1,995)	$(3,310)
Percent change	1.8%	2.8%	(4.1)%	(6.8)%
As shown above, at June 30, 2010, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $2.2 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $1.4 million. An increase in interest rates would cause our interest-bearing liabilities to reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would cause an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest bearing liabilities and interest earning assets cannot re-price significantly lower than current levels.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including the chief executive officer and the chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and our consolidated subsidiaries.
The effectiveness of the Company's or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Statements made in this Report, other than those concerning historical financial information, may be considered forward-looking statements, which speak only as of the date of this document and are based on current expectations and involve a number of assumptions. These include, among other things, statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors that could cause actual results to differ from those set forth in the forward-looking statements or that could have a material effect on the operations and future prospects of the Company include, but are not limited to: (1) the strength of the local and national economy; (2) changes in interest rates, legislative/regulatory changes (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder), monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (3) the loss of key executives or employees; (4) changes in the quality and composition of the Company's loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market areas; implementation of new technologies; ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines; (5) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; and (6) other risk factors detailed from time to time in filings made by the Company with the SEC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. We believe that there are no threatened or pending proceedings against the Company or its subsidiaries, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors.

In addition to the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Form 10-K for the annual period ended December 31, 2009, we also face the risk set forth below.  Please refer to Part I, Item 1A. “Risk Factors” of our Form 10-K for 2009 for disclosures regarding additional risks and uncertainties related to our business.

        Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways.  Compliance with the Dodd-Frank Act's provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and result of operations.  However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our equity securities during the quarter covered by this report. As of June 30, 2010, we did not have in effect an approved share repurchase program.

As discussed above, on February 6, 2009, we consummated the sale of $16.0 million of senior preferred stock to the Treasury pursuant to the Capital Purchase Program. The terms of the senior preferred stock place certain restrictions on our ability to pay dividends on our common stock. First, no dividends on our common stock may be paid unless all accrued dividends on Treasury's senior preferred stock have been paid in full. Second, until the third anniversary of the date of Treasury's investment, we may not increase the dividends paid on its common stock beyond $0.1525 per share without first obtaining the consent of Treasury.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

Item 5. Other Information.

On July 29, 2010, the Company's Board of Directors declared a third quarter cash dividend of $0.05 per common share, which is consistent with the dividend paid in the second quarter of 2010. The dividend is payable September 15, 2010 to shareholders of record at the close of business on September 1, 2010. At this quarterly dividend rate, the indicated annual cash dividend is equivalent to $0.20 per common share.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 4, 2010	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer