Form 10-Q
period 2010-09-30
MidWestOne Financial Group, Inc.
filed 2010-11-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 2, 2010, there were 8,613,982 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$20,372	$25,452
Interest-bearing deposits in banks	5,375	2,136
Federal funds sold	—	—
Cash and cash equivalents	25,747	27,588
Investment securities:
Available for sale	407,808	362,903
Held to maturity (fair value of $4,307 as of September 30, 2010 and $8,118 as of December 31, 2009)	4,231	8,009
Loans held for sale	4,936	1,208
Loans	956,324	966,998
Allowance for loan losses	(14,859)	(13,957)
Net loans	941,465	953,041
Loan pool participations, net	71,160	83,052
Premises and equipment, net	27,431	28,969
Accrued interest receivable	11,796	11,534
Other intangible assets, net	11,406	12,172
Bank-owned life insurance	18,559	18,118
Other real estate owned	4,738	3,635
Deferred income taxes	4,131	5,163
Other assets	20,120	19,391
Total assets	$1,553,528	$1,534,783
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$137,260	$133,990
Interest-bearing checking	422,684	401,264
Savings	65,182	62,989
Certificates of deposit under $100,000	378,892	394,369
Certificates of deposit $100,000 and over	179,038	187,256
Total deposits	1,183,056	1,179,868
Federal funds purchased	1,700	1,875
Securities sold under agreements to repurchase	42,779	43,098
Federal Home Loan Bank borrowings	136,200	130,200
Deferred compensation liability	3,761	3,832
Long-term debt	15,552	15,588
Accrued interest payable	2,021	2,248
Other liabilities	7,343	5,866
Total liabilities	1,392,412	1,382,575

Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000
shares; issued 16,000 shares as of September 30, 2010 and December 31, 2009	$15,749	$15,699
Common stock, $1 par value; authorized 15,000,000 shares at September 30, 2010 and December 31, 2009;
issued 8,690,398 shares at September 30, 2010 and December 31, 2009; outstanding 8,613,982 shares
at September 30, 2010 and 8,605,333 shares at December 31, 2009	8,690	8,690
Additional paid-in capital	81,229	81,179
Treasury stock at cost, 76,416 shares as of September 30, 2010 and 85,065 shares at December 31, 2009	(1,063)	(1,183)
Retained earnings	53,531	48,079
Accumulated other comprehensive income (loss)	2,980	(256)
Total shareholders' equity	161,116	152,208
Total liabilities and shareholders' equity	$1,553,528	$1,534,783

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$13,777	$14,669	$41,242	$44,365
Interest and discount on loan pool participations	552	28	2,360	1,707
Interest on bank deposits	2	3	29	4
Interest on federal funds sold	—	6	4	44
Interest on investment securities:
Taxable securities	2,445	2,307	7,115	6,429
Tax-exempt securities	946	1,018	2,922	2,988
Total interest income	17,722	18,031	53,672	55,537

Interest expense:
Interest on deposits:
Interest-bearing checking	1,010	1,078	3,213	3,450
Savings	47	49	126	174
Certificates of deposit under $100,000	2,311	2,909	7,309	9,255
Certificates of deposit $100,000 and over	859	1,266	2,744	3,905
Total interest expense on deposits	4,227	5,302	13,392	16,784
Interest on federal funds purchased	4	1	6	11
Interest on securities sold under agreements to repurchase	75	97	221	348
Interest on Federal Home Loan Bank borrowings	1,170	1,533	3,560	4,115
Interest on notes payable	10	13	34	49
Interest on long-term debt	157	158	457	505
Total interest expense	5,643	7,104	17,670	21,812
Net interest income	12,079	10,927	36,002	33,725
Provision for loan losses	1,250	2,125	4,250	5,975
Net interest income after provision for loan losses	10,829	8,802	31,752	27,750

Noninterest income:
Trust and investment fees	1,049	1,050	3,497	3,121
Service charges and fees on deposit accounts	1,118	1,074	3,016	2,975
Mortgage origination and loan servicing fees	958	613	1,983	2,244
Other service charges, commissions and fees	633	568	1,793	1,603
Bank-owned life insurance income	158	154	472	576
Investment securities losses, net:
Impairment losses on investment securities	—	(1,388)	(189)	(2,002)
Less non-credit-related losses	—	—	—	—
Net impairment losses	—	(1,388)	(189)	(2,002)
Gain (loss) on sale of available for sale securities	(158)	491	312	491
Loss on sale of premises and equipment	(1)	(9)	(282)	(3)
Total noninterest income	3,757	2,553	10,602	9,005

Noninterest expense:
Salaries and employee benefits	5,838	5,863	17,319	17,463
Net occupancy and equipment expense	1,598	1,729	5,004	5,083
Professional fees	696	727	2,104	2,651
Data processing expense	421	438	1,292	1,445
FDIC Insurance expense	726	615	2,123	2,568
Other operating expense	1,605	1,785	4,752	5,195
Total noninterest expense	10,884	11,157	32,594	34,405
Income before income tax expense	3,702	198	9,760	2,350
Income tax expense	916	(636)	2,365	(443)
Net income	$2,786	$834	$7,395	$2,793
Less: Preferred stock dividends and discount accretion	$216	$216	$650	$563
Net income available to common shareholders	$2,570	$618	$6,745	$2,230
Share and Per share information:
Ending number of shares outstanding	8,613,982	8,605,333	8,613,982	8,605,333
Average number of shares outstanding	8,613,754	8,605,312	8,611,418	8,604,531
Diluted average number of shares	8,642,424	8,605,732	8,633,509	8,604,557
Earnings per common share - basic	$0.30	$0.07	$0.78	$0.26
Earnings per common share - diluted	0.30	0.07	0.78	0.26
Dividends paid per common share	0.05	0.05	0.15	0.25
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Captial	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342
Cumulative effect of FAS ASC 320, net of tax	—	—	—	—	3,266	(3,266)	—
Comprehensive income:
Net income	—	—	—	—	2,793	—	2,793
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	5,328	5,328
Total comprehensive income	—	—	—	—	6,059	2,062	8,121
Dividends paid on common stock ($0.20 per share)	—	—	—	—	(2,172)	—	(2,172)
Dividends paid on preferred stock	—	—	—	—	(420)	—	(420)
Release/lapse of restriction of 2,147 RSUs	—	—	(32)	32	—	—	—
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common warrants issued	—	—	358	—	—	—	358
Preferred stock discount accretion	41	—	—	—	(41)	—	—
Stock compensation	—	—	39	—	—	—	39
Balance at September 30, 2009	$15,683	$8,690	$81,122	$(1,183)	$47,109	$489	$151,910
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Comprehensive income:
Net income	—	—	—	—	7,395	—	7,395
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	3,236	3,236
Total comprehensive income	—	—	—	—	7,395	3,236	10,631
Dividends paid on common stock ($0.15 per share)	—	—	—	—	(1,293)	—	(1,293)
Dividends paid on preferred stock	—	—	—	—	(600)	—	(600)
Stock options exercised (3,145 shares)	—	—	(19)	42	—	—	23
Release/lapse of restriction on 5,604 RSUs	—	—	(78)	78	—	—	—
Preferred stock discount accretion	50	—	—	—	(50)	—	—
Stock compensation	—	—	147	—	—	—	147
Balance at September 30, 2010	$15,749	$8,690	$81,229	$(1,063)	$53,531	$2,980	$161,116
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,395	$2,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,250	5,975
Depreciation, amortization and accretion	4,423	3,328
Loss on sale of premises and equipment	282	3
Deferred income taxes	(895)	1,800
Stock-based compensation	147	39
Net gains on sale of available for sale securities	(312)	(491)
Net (gains) losses on sale of other real estate owned	(23)	9
Writedown of other real estate owned	112	230
Other-than-temporary impairment of investment securities	189	2,002
(Increase) decrease in loans held for sale	(3,728)	4,164
Net change in:
Increase in accrued interest receivable	(262)	(646)
Decrease (increase) in other assets	(821)	2,547
(Decrease) increase in deferred compensation liability	(71)	2,253
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	1,342	(7,277)
Net cash provided by operating activities	12,028	16,729

Cash flows from investing activities:
Available for sale securities:
Sales	16,742	34,741
Maturities	70,628	60,938
Purchases	(128,595)	(165,677)
Held to maturity securities:
Maturities	3,766	1,522
Purchases	—	(950)
Loans made to customers, net of collections	3,997	35,727
Loan pool participations, net	11,892	4,225
Purchases of premises and equipment	(2,676)	(2,776)
Proceeds from sale of other real estate owned	2,137	322
Proceeds from sale of premises and equipment	1,893	28
Activity in bank-owned life insurance:
Purchases	—	—
Increase in cash value	(441)	(577)
Net cash used in investing activities	(20,657)	(32,477)
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	3,188	24,625
Net decrease in federal funds purchased	(175)	(13,050)
Net (decrease) increase in securities sold under agreements to repurchase	(319)	6,148
Proceeds from Federal Home Loan Bank borrowings	35,000	24,000
Repayment of Federal Home Loan Bank borrowings	(29,000)	(45,000)
Stock options exercised	23	—
Payments on long-term debt	(36)	(39)
Dividends paid	(1,893)	(2,592)
Issuance of preferred stock and warrants	—	16,000
Net cash provided by financing activities	6,788	10,092

Net decrease in cash and cash equivalents	(1,841)	(5,656)
Cash and cash equivalents at beginning of period	27,588	32,926
Cash and cash equivalents at end of period	$25,747	$27,270

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,897	$24,607
Income taxes	$3,725	$846

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$3,329	$2,173

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
The accompanying consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009 include the accounts and transactions of the Company and its wholly-owned subsidiaries MidWestOne Bank and MidWestOne Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for the three months and nine months ended September 30, 2010 and 2009.

The results for the three months and nine months ended September 30, 2010 may not be indicative of results for the year ending December 31, 2010, or for any other period.

3.	Consolidated Statements of Cash Flows
In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

4.	Income Taxes
Federal income tax expense for the three months and nine months ended September 30, 2010 and 2009 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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

Earnings per Common Share: Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 2010 and 2009 was 8,613,754 and 8,605,312, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2010 and 2009 was 8,611,418 and 8,604,531, respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,642,424 and 8,605,732 for the three months ended September 30, 2010 and 2009, respectively, and 8,633,509 and 8,604,557 for the nine months ended September 30, 2010 and 2009, respectively. The following table presents the computation of earnings per common share for the respective periods:

Earnings per Share Information	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Weighted average number of shares outstanding during the period	8,613,754	8,605,312	8,611,418	8,604,531
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,642,424	8,605,732	8,633,509	8,604,557
Net income	$2,786	$834	7,395	$2,793
Preferred stock dividend accrued and discount accretion	(216)	(216)	(650)	(563)
Net income available to common stockholders	$2,570	$618	$6,745	$2,230
Earnings per share - basic	$0.30	$0.07	0.78	0.26
Earnings per share - diluted	$0.30	$0.07	0.78	0.26

6.	Investments
A summary of investment securities available for sale is as follows:

	As of September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$91,167	$2,289	$—	$93,456
State and political subdivisions	170,226	7,362	(333)	177,255
Mortgage-backed securities and collateralized mortgage obligations	121,549	4,023	(31)	125,541
Corporate debt securities	10,927	460	(1,186)	10,201
	393,869	14,134	(1,550)	406,453
Common stocks	1,177	183	(5)	1,355
Total	$395,046	$14,317	$(1,555)	$407,808

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$79,503	$1,789	$(101)	$81,191
State and political subdivisions	151,628	3,801	(205)	155,224
Mortgage-backed securities and collateralized mortgage obligations	105,865	2,760	(49)	108,576
Corporate debt securities	16,778	488	(1,104)	16,162
	353,774	8,838	(1,459)	361,153
Common stocks	1,529	298	(77)	1,750
Total	$355,303	$9,136	$(1,536)	$362,903

A summary of investment securities held to maturity is as follows:

	As of September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Mortgage-backed securities	$51	$4	$—	$55
State and political subdivisions	3,314	72	—	3,386
Corporate debt securities	866	—	—	866
Total	$4,231	$76	$—	$4,307

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Mortgage-backed securities	$71	$5	$—	$76
State and political subdivisions	7,074	104	—	7,178
Corporate debt securities	864	—	—	864
Total	$8,009	$109	$—	$8,118
The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2010 and December 31, 2009. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.
The following presents information pertaining to securities with gross unrealized losses as of September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	—	$—	$—	$—	$—	$—	$—
State and political subdivisions	13	12,180	332	114	1	12,294	333
Mortgage-backed securities and collateralized mortgage obligations	1	6,249	31	—	—	6,249	31
Corporate debt securities	5	—	—	586	1,186	586	1,186
Common stocks	3	76	5	—	—	76	5
Total	22	$18,505	$368	$700	$1,187	$19,205	$1,555

		As of December 31, 2009
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$10,120	$101	$—	$—	$10,120	$101
State and political subdivisions	65	11,709	116	4,616	89	16,325	205
Mortgage-backed securities and collateralized mortgage obligations	1	4,972	49	—	—	4,972	49
Corporate debt securities	4	—	—	857	1,104	857	1,104
Common stocks	4	218	77	—	—	218	77
Total	77	$27,019	$343	$5,473	$1,193	$32,492	$1,536
The Company's assessment of other-than-temporary impairment (“OTTI”) is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009 the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for other-than-temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit-related portion of OTTI losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in OTTI losses were recognized, of which $5.2 million related to non-credit-related impairment on debt securities. Therefore, the cumulative effect adjustment made to retained earnings at April 1, 2009 totaled $5.2 million, or $3.3 million net of tax.
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
The Company believes that the decline in the value of certain obligations of state and political subdivisions was primarily related to an overall widening of market spreads for many types of fixed income products since 2008, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At September 30, 2010, approximately 63% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost at maturity. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of September 30, 2010 and December 31, 2009.

At September 30, 2010, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate deteriorated over the past several years, the securities experienced cash flow problems and pre-tax OTTI losses of $6.2 million during 2008, $1.6 million during 2009, and $0.2 million during the first quarter of 2010. The book value of these securities as of September 30, 2010 totaled $1.8 million. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. The market for these securities is considered to be inactive according to the guidance issued in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which the Company adopted as of April 1, 2009. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. As part of its analysis of the collateralized debt obligations, the Company subjects the securities to a stress scenario which involves a level of deferrals or defaults in the collateral pool in excess of what the Company believes is likely.
At September 30, 2010, the analysis of the Company's six investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities.  The amount of actual and projected deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities increased since the beginning of 2010. The Company follows the provisions of FASB ASC Topic 320 in determining the amount of the OTTI recorded to earnings. The Company performed a discounted cash flow analysis, using the factors noted above, and determined that no additional OTTI existed for the three months ended September 30, 2010, thus no impairment loss was charged to earnings.
The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

(in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$189	$—
Additional credit losses:
Securities with no previous other than temporary impairment	—	—
Securities with previous other than temporary impairments	—	189
Ending balance	$189	$189

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

A summary of the contractual maturity distribution of debt investment securities at September 30, 2010 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$41,922	$42,360	$1,065	$1,078
Due after one year through five years	112,107	116,055	2,249	2,308
Due after five years through ten years	82,669	86,269	—	—
Due after ten years	35,622	36,229	866	866
Mortgage-backed securities and collateralized mortgage obligations	121,549	125,540	51	55
Total	$393,869	$406,453	$4,231	$4,307

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at September 30, 2010 and December 31, 2009 was $10.5 million and $9.0 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three months and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$44	$466	$474	$466
Gross realized losses	—	(1,319)	(189)	(1,319)
	44	(853)	285	(853)
Equity securities:
Gross realized gains	1	25	50	25
Gross realized losses	(203)	(69)	(212)	(683)
	(202)	(44)	(162)	(658)
	$(158)	$(897)	$123	$(1,511)

7.	Fair Value Measurements
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$93,456	$—	$93,456	$—
State and political subdivisions	177,255	—	177,255	—
Residential mortgage-backed securities	125,541	—	125,541	—
Corporate debt securities	9,615	—	9,615	—
Collateralized debt obligations	586	—	—	586
Total available for sale debt securities	406,453	—	405,867	586
Available for sale equity securities:
Financial services industry	1,355	1,355	—	—
Total available for sale equity securities	1,355	1,355	—	—
Total securities available for sale	$407,808	$1,355	$405,867	$586

	Fair Value Measurement at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$81,191	$—	$81,191	$—
State and political subdivisions	155,224	—	155,224	—
Residential mortgage-backed securities	108,576	—	108,576	—
Corporate debt securities	15,305	—	15,305	—
Collateralized debt obligations	857	—	—	857
Total available for sale debt securities	361,153	—	360,296	857
Available for sale equity securities:
Financial services industry	1,750	1,750	—	—
Total available for sale equity securities	1,750	1,750	—	—
Total securities available for sale	$362,903	$1,750	$360,296	$857

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Collateralized Debt Obligations
(in thousands)
Level 3 fair value at December 31, 2009	$857
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	(189)
Included in other comprehensive income	(82)
Purchases, issuances, sales, and settlements:
Purchases	—
Issuances	—
Sales	—
Settlements	—
Level 3 fair value at September 30, 2010	$586
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

The following table discloses the Company's estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2010 and December 31, 2009, as more fully described below. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	Fair Value Measurements at September 30, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$683	$—	$—	$683
Loans held for sale	4,936	—	4,936	—
Federal Home Loan Bank stock	10,478	—	—	10,478
Other real estate owned	4,738	—	—	4,738

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$2,818	$—	$—	$2,818
Loans held for sale	1,208	—	1,208	—
Federal Home Loan Bank stock	8,973	—	—	8,973
Other real estate owned	3,635	—	—	3,635

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2010 and December 31, 2009. The information presented is subject to change over time based on a variety of factors.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$25,747	$25,747	$27,588	$27,588
Investment securities	412,039	412,115	370,912	371,021
Loans held for sale	4,936	4,936	1,208	1,208
Loans, net	941,465	941,304	953,041	953,647
Loan pool participations, net	71,160	71,160	83,052	83,052
Other real estate owned	4,738	4,738	3,635	3,635
Accrued interest receivable	11,796	11,796	11,534	11,534
Federal Home Loan Bank stock	10,478	10,478	8,973	8,973
Financial liabilities:
Deposits	1,183,056	1,187,445	1,179,868	1,185,450
Federal funds purchased and securities sold under agreements to repurchase	44,479	44,479	44,973	44,973
Federal Home Loan Bank borrowings	136,200	140,604	130,200	133,098
Long-term debt	15,552	10,107	15,588	10,070
Accrued interest payable	2,021	2,021	2,248	2,248

•
Cash and cash equivalents, non-interest-bearing demand deposits, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following is an analysis of activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$956,324	$973,468	956,324	973,468
Average amount of loans outstanding for the period (net of unearned interest)	$960,037	$983,999	958,971	999,313
Allowance for loan losses at beginning of period	$14,823	$13,465	13,957	10,977

Charge-offs:
Agricultural	197	17	1,197	75
Commercial and financial	311	831	1,416	1,640
Real estate:
Construction, one- to four- family residential	—	—	—	—
Construction, land development and commercial	406	278	431	373
Mortgage, farmland	—	—	—	120
Mortgage, one- to four- family first liens	82	918	133	1,160
Mortgage, one- to four- family junior liens	85	46	100	78
Mortgage, multifamily	—	—	—	5
Mortgage, commercial	104	3	187	55
Loans to individuals	82	47	148	105
Obligations of state and political subdivisions	—	—	—	—
Total charge-offs	1,267	2,140	3,612	3,611

Recoveries:
Agricultural	—	—	5	19
Commercial and financial	32	24	56	69
Real estate:
Construction, one- to four- family residential	—	—	—	—
Construction, land development and commercial	4	—	4	—
Mortgage, farmland	—	—	—	—
Mortgage, one- to four- family first liens	—	21	2	30
Mortgage, one- to four- family junior liens	1	3	56	14
Mortgage, multifamily	—	—	—	15
Mortgage, commercial	8	—	116	—
Loans to individuals	8	8	25	18
Obligations of state and political subdivisions	—	—	—	—
Total recoveries	53	56	264	165
Net loans charged off	1,214	2,084	3,348	3,446
Provision for loan losses	1,250	2,125	4,250	5,975
Allowance for loan losses at end of period	$14,859	$13,506	14,859	13,506

Net loans charged off to average loans	0.50%	0.84%	0.48%	0.47%
Allowance for loan losses to total loans at end of period	1.55%	1.39%	1.55%	1.39%

(1)	Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the amounts and categories of the Company's nonperforming assets at the dates indicated:

	September 30, 2010		December 31, 2009
	Non- Accrual	Troubled Debt Restructures	Non- Accrual	Troubled Debt Restructures
(in thousands)
Nonperforming loans:
Agricultural	$3,494	$3,323	$3,498	$—
Commercial and financial	1,381	597	2,386	676
Real estate:
Construction, one- to four- family residential	—	—	463	—
Construction, land development and commercial	879	—	—	434
Mortgage, farmland	3,126	348	43	—
Mortgage, one- to four- family first liens	1,643	48	2,073	49
Mortgage, one- to four- family junior liens	58	50	157	—
Mortgage, multifamily	610	—	—	—
Mortgage, commercial	1,373	1,913	1,168	1,368
Loans to individuals	146	—	97	28
Obligations of state and political subdivisions	—	—	—	—
	$12,710	$6,279	$9,885	$2,555
Total impaired loans		$18,989		$12,440

90 days or more past due and still accruing:
Agricultural		149		—
Commercial and financial		57		256
Real estate:
Construction, one- to four- family residential		—		138
Construction, land development and commercial		—		—
Mortgage, farmland		222		—
Mortgage, one- to four- family first liens		365		927
Mortgage, one- to four- family junior liens		75		85
Mortgage, multifamily		79		—
Mortgage, commercial		115		—
Loans to individuals		117		33
Obligations of state and political subdivisions		—		—
Total 90 days or more past due and still accruing		$1,179		$1,439
Total nonperforming loans		$20,168		$13,879

Other real estate owned and repossessed assets		4,738		3,635

Total nonperforming loans and nonperforming other assets		$24,906		$17,514

Ratios:
Nonperforming loans to loans, before allowance for loan losses		2.11%		1.44%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses		2.60%		1.81%

The allowance for loan losses related to nonperforming loans at September 30, 2010 and December 31, 2009 was $1.0 million and $0.7 million, respectively. Nonperforming loans of $9.5 million and $1.2 million at September 30, 2010 and December 31, 2009, respectively, were not subject to a related allowance for credit losses because the net realizable value of loan collateral, guarantees and other factors exceed the loan carrying value.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.  The Company will include these disclosures in the notes to the consolidated financial statements beginning in the fourth quarter of 2010.

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
Management evaluated subsequent events through the date the consolidated financial statements were available to be issued. Events or transactions occurring after September 30, 2010, but prior to the date the consolidated financial statements were available to be issued, that provided additional evidence about conditions that existed at September 30, 2010 have been recognized in the consolidated financial statements for the period ended September 30, 2010. Events or transactions that provided evidence about conditions that did not exist at September 30, 2010, but arose before the consolidated financial statements were available to be issued, have not been recognized in the consolidated financial statements for the period ended September 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Hudson, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing brokerage activities and other management services to customers.
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

Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Significant external factors that impact our results of operations include general economic and competitive conditions, as well as changes in market interest rates, government policies, and actions of regulatory authorities.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2009 Annual Report on Form 10-K. Results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of results to be attained for any other period.

Critical Accounting Estimates

Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, participation interests in loan pools, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•	Contain a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments;

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

•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009
Summary
For the quarter ended September 30, 2010 we earned net income of $2.8 million, of which $2.6 million was available to common shareholders, compared with $0.8 million, of which $0.6 million was available to common shareholders, for the quarter ended September 30, 2009, an increase of 234.1% and 315.9%, respectively. Basic and diluted earnings per common share for the third quarter of 2010 were $0.30 versus $0.07 for the third quarter of 2009. Our return on average assets for the third quarter of 2010 was 0.71% compared with a return of 0.21% for the same period in 2009. Our return on average shareholders' equity was 6.94% for the quarter ended September 30, 2010 versus 2.21% for the quarter ended September 30, 2009. The return on average tangible common equity was 7.74% for the third quarter of 2010 compared with 2.02% for the same period in 2009.

The following table presents selected financial results and measures for the third quarter of 2010 and 2009.

	Three Months Ended September 30,
($ amounts in thousands)	2010	2009
Net Income	$2,786	$834
Average Assets	1,562,276	1,550,847
Average Shareholders' Equity	159,252	149,769
Return on Average Assets	0.71%	0.21%
Return on Average Shareholders' Equity	6.94%	2.21%
Return on Average Tangible Common Equity	7.74%	2.02%
Total Equity to Assets (end of period)	10.37%	9.93%
Tangible Common Equity to Tangible Assets (end of period)	8.68%	8.15%
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

	For the Three Months Ended September 30,
(in thousands)	2010	2009
Tangible Common Equity:
Average total shareholders' equity	$159,252	$149,769
Less: Average preferred stock	(15,741)	(15,675)
Average goodwill and intangibles	(11,711)	(12,720)
Average tangible common equity	$131,800	$121,374

Net income available to common shareholders	$2,570	$618

Annualized return on average tangible common equity	7.74%	2.02%

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
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 34%. Tax favorable assets generally have lower contractual pretax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Our net interest income for the quarter ended September 30, 2010 increased $1.2 million to $12.1 million compared with $10.9 million for the quarter ended September 30, 2009. Our total interest income of $17.7 million was $0.3 million lower in the third quarter of 2010 compared with the same period in 2009. Most of the decrease in interest income was due to reduced interest on loans, somewhat offset by increased interest income on loan pool participations. The decrease in interest income was more than offset by reduced interest expense on deposits. Total interest expense for the third quarter of 2010 decreased $1.5 million, or 20.6%, compared with the same period in 2009, due primarily to lower interest rates in 2010. Our net interest margin on a tax-equivalent basis for the third quarter of 2010 increased to 3.41% compared with 3.13% in the third quarter of 2009. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.93% for the third quarter of 2010 from 5.05% for the third quarter of 2009. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the third quarter of 2010 to 1.80% from 2.25% for the third quarter of 2009, due to the continued repricing of new time certificates and FHLB advances at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarter ended September 30, 2010 and 2009. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$960,037	$13,857	5.73%	$983,999	$14,744	5.94%
Loan pool participations (4)	76,573	552	2.86	89,942	28	0.12
Investment securities:
Taxable investments	317,466	2,445	3.06	260,273	2,307	3.52
Tax exempt investments (2)	108,534	1,433	5.24	118,485	1,565	5.24
Total investment securities	426,000	3,878	3.61	378,758	3,872	4.06
Federal funds sold and interest-bearing balances	8,829	2	0.09	13,127	9	0.27
Total earning assets	$1,471,439	$18,289	4.93%	$1,465,826	$18,653	5.05%

Cash and due from banks	18,690			21,645
Premises and equipment	27,726			29,799
Allowance for loan losses	(17,112)			(15,654)
Other assets	61,533			49,231
Total assets	$1,562,276			$1,550,847

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$485,624	$1,057	0.86%	$461,467	$1,127	0.97%
Certificates of deposit	561,702	3,170	2.24	585,892	4,175	2.83
Total deposits	1,047,326	4,227	1.60	1,047,359	5,302	2.01
Federal funds purchased and repurchase agreements	47,204	79	0.66	42,462	98	0.92
Federal Home Loan Bank borrowings	136,135	1,170	3.41	146,418	1,533	4.15
Long-term debt and other	16,378	167	4.05	16,510	171	4.11
Total borrowed funds	199,717	1,416	2.81	205,390	1,802	3.48
Total interest-bearing liabilities	$1,247,043	$5,643	1.80%	$1,252,749	$7,104	2.25%

Net interest spread(2)			3.13%			2.80%

Demand deposits	138,005			132,262
Other liabilities	17,976			16,067
Shareholders' equity	159,252			149,769
Total liabilities and shareholders' equity	$1,562,276			$1,550,847

Interest income/earning assets (2)	$1,471,439	$18,289	4.93%	$1,465,826	$18,653	5.05%
Interest expense/earning assets	$1,471,439	$5,643	1.52%	$1,465,826	$7,104	1.92%
Net interest margin (2)(5)		$12,646	3.41%		$11,549	3.13%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$80			$75
Securities		487			547
Total tax equivalent adjustment		567			622
Net Interest Income		$12,079			$10,927

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Three Months Ended September 30,
	2010 Compared to 2009 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans (tax equivalent)	$(354)	$(533)	$(887)
Loan pool participations	(4)	528	524
Investment securities:
Taxable investments	342	(204)	138
Tax exempt investments	(131)	(1)	(132)

Total investment securities	211	(205)	6

Federal funds sold and interest-bearing balances	(2)	(5)	(7)

Change in interest income	(149)	(215)	(364)

Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	65	(135)	(70)
Certificates of deposit	(166)	(839)	(1,005)

Total deposits	(101)	(974)	(1,075)

Federal funds purchased and repurchase agreements	13	(32)	(19)
Federal Home Loan Bank borrowings	(102)	(261)	(363)
Other long-term debt	(1)	(3)	(4)

Total Borrowed Funds	(90)	(296)	(386)

Change in interest expense	(191)	(1,270)	(1,461)

Increase in net interest income	$42	$1,055	$1,097

Percentage increase in net interest income over prior period			9.50%
Interest income and fees on loans on a tax-equivalent basis decreased $0.9 million, or 6.0%, in the third quarter of 2010 compared with the same period in 2009. Average loans were $24.0 million, or 2.4%, lower in the third quarter of 2010 compared with 2009. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt, as the economic environment has caused many customers to actively reduce their borrowing position. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.94% in the third quarter of 2009 to 5.73% in third quarter of 2010.
Interest and discount income on loan pool participations was $0.6 million for the third quarter of 2010 compared with $28,000 for the third quarter of 2009, an increase of $0.5 million. Former MidWestOne had engaged in this business since 1988 and we continued the business following the merger. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. We invest in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. We have very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $13.4 million, or 14.9%, lower in the third quarter of 2010 compared with 2009. The decrease in average loan pool volume was due to normal repayment activity, as no new pools have been purchased since January 2010.

Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 3.52% for the third quarter of 2010, up from 1.39% for the same period of 2009. The net yield was higher in the third quarter of 2010 than for the third quarter of 2009 primarily due to a stabilization of charge-off levels and payment collections in the portfolio.
The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.
Interest income on investment securities on a tax-equivalent basis totaled $3.9 million in the third quarter of both 2010 and 2009. The average balance of investments in the third quarter of 2010 was $426.0 million compared with $378.8 million in the third quarter of 2009. The tax-equivalent yield on our investment portfolio in the third quarter of 2010 decreased to 3.61% from 4.06% in the comparable period of 2009 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $1.1 million, or 20.3%, lower in the third quarter of 2010 compared with the same period in 2009, mainly due to the decrease in interest rates during 2010. The weighted average rate paid on interest-bearing deposits was 1.60% in the third quarter of 2010 compared with 2.01% in the third quarter of 2009. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the third quarter of 2010 were virtually unchanged compared with the same period in 2009.
Interest expense on borrowed funds was $0.4 million lower in the third quarter of 2010 compared with the same period in 2009. Interest on borrowed funds totaled $1.4 million for the third quarter of 2010. Average borrowed funds for the third quarter of 2010 were $5.7 million lower compared with the same period in 2009. The majority of the difference was due to a reduction in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 2.81% for the third quarter of 2010 compared with 3.48% for the third quarter of 2009, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $1.3 million in the third quarter of 2010 compared with a $2.1 million provision in the third quarter of 2009. Net loans charged off in the third quarter of 2010 totaled $1.2 million compared with net loans charged off of $2.1 million in the third quarter of 2009. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2010; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on the Bank's watch loan reports and other loans identified as having more than reasonable potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers' ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

Noninterest Income

	Three Months Ended September 30,
	2010	2009	% Change
(dollars in thousands)
Trust and investment fees	$1,049	$1,050	(0.1)%
Service charges and fees on deposit accounts	1,118	1,074	4.1
Mortgage origination and loan servicing fees	958	613	56.3
Other service charges, commissions and fees	633	568	11.4
Bank owned life insurance income	158	154	2.6
Impairment losses on investment securities, net	—	(1,388)	NM
Gain (loss) on sale of available for sale securities	(158)	491	(132.2)
Loss on sale of premises and equipment	(1)	(9)	(88.9)
Total noninterest income	$3,757	$2,553	47.2%

NM - Percentage change not considered meaningful.
Total noninterest income increased $1.2 million for the third quarter of 2010 compared with the same period for 2009. The increase in 2010 is largely due to the absence of any impairment losses combined with increased mortgage origination and loan servicing fees. We did not recognize any impairment losses on our investment securities portfolio during the third quarter compared with a $1.4 million loss for the third quarter a year ago. Mortgage origination and loan servicing fees totaled $1.0 million for the third quarter of 2010, up from $0.6 million for the same period last year. The increase in mortgage origination and loan servicing fees was attributable to higher refinancing activity in single-family residential loans during the third quarter of 2010 compared to the same period of 2009.
These improvements were partially offset by net losses on the sale of available for sale securities of $0.2 million for the third quarter of 2010, compared with net gains of $0.5 million for the same period of 2009. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the quarter ended September 30, 2010 noninterest income comprised 23.7% of total revenues, compared with 18.9% for the same quarter in 2009.
Noninterest Expense

	Three Months Ended September 30,
	2010	2009	% Change
(dollars in thousands)
Salaries and employee benefits	$5,838	$5,863	(0.4)%
Net occupancy and equipment expense	1,598	1,729	(7.6)
Professional fees	696	727	(4.3)
Data processing expense	421	438	(3.9)
FDIC insurance expense	726	615	18.0
Other operating expense	1,605	1,785	(10.1)
Total noninterest expense	$10,884	$11,157	(2.4)%
Noninterest expense for the third quarter of 2010 was $10.9 million compared with $11.2 million for the third quarter of 2009, a decrease of $0.3 million, or 2.4%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance premiums, professional fees and data processing expense. The primary reasons for the lower noninterest expense for the quarter were a decrease in other operating expenses from $1.8 million in the third quarter of 2009 to $1.6 million for the same period of 2010, and a decrease in net occupancy and equipment expense from $1.7 million for the third quarter of 2009 to $1.6 million for the third quarter of 2010. These decreases were the result of management's cost control and efficiency efforts.
On September 22, 2010 we announced that our bank subsidiary, MidWestOne Bank, would be closing its branch office located at 100 Eddystone Drive in Hudson, Iowa on December 31, 2010. This action was taken as the result of management's careful review of branch locations, balancing the need to reduce operating costs with impact on customer service. Customers from the affected office will be served by other Cedar Valley branch locations in Cedar Falls, Waterloo, and Parkersburg.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 24.7% for the third quarter of 2010, and (321.2)% for the same period of 2009. The increase in the effective rate in 2010 was primarily due to the relative amount of tax-exempt income on tax-exempt bonds to total income. Income tax expense increased $1.6 million to $0.9 million in the third quarter of 2010 compared with a $0.6 million income tax benefit for the same period of 2009, due primarily to increased net income.
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

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and September 30, 2009
Summary
For the nine months ended September 30, 2010 we earned net income of $7.4 million, of which $6.7 million was available to common shareholders, compared with $2.8 million, of which $2.2 million was available to common shareholders, for the nine months ended September 30, 2009, an increase of 164.8% and 202.5%, respectively. Basic and diluted earnings per common share for the first nine months of 2010 were $0.78 versus $0.26 for the first nine months of 2009. Our return on average assets for the first nine months of 2010 was 0.64% compared with a return of 0.24% for the same period in 2009. Our return on average shareholders' equity was 6.35% for the nine months ended September 30, 2010 versus 2.56% for the nine months ended September 30, 2009. The return on average tangible common equity was 7.04% for the nine months of 2010 compared with 2.49% for the same period in 2009.
The following table presents selected financial results and measures for the first nine months of 2010 and 2009.

	Nine Months Ended September 30,
($ amounts in thousands)	2010	2009
Net Income	$7,395	$2,793
Average Assets	1,550,484	1,541,141
Average Shareholders' Equity	155,739	145,997
Return on Average Assets	0.64%	0.24%
Return on Average Shareholders' Equity	6.35%	2.56%
Return on Average Tangible Common Equity	7.04%	2.49%
Total Equity to Assets (end of period)	10.37%	9.93%
Tangible Common Equity to Tangible Assets (end of period)	8.68%	8.15%
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

	For the Nine Months Ended September 30,
(in thousands)	2010	2009
Tangible Common Equity:
Average total shareholders' equity	$155,739	$145,997
Less: Average preferred stock	(15,724)	(13,660)
Average goodwill and intangibles	(11,921)	(12,661)
Average tangible common equity	$128,094	$119,676

Net income available to common shareholders	$6,745	$2,230

Return on average tangible common equity (1)	7.04%	2.49%
(1) Annualized
Net Interest Income
Our net interest income for the nine months ended September 30, 2010 increased $2.3 million to $36.0 million compared with $33.7 million for the nine months ended September 30, 2009. Our total interest income of $53.7 million was $1.9 million lower in the first nine months of 2010 compared with the same period in 2009. Most of the decrease in interest income was due to reduced interest on loans, somewhat offset by increased interest income on loan pool participations and investment securities. The decrease in interest income was more than offset by reduced interest expense on deposits. Total interest expense for the first nine months of 2010 decreased $4.1 million, or 19.0%, compared with the same period in 2009, due primarily to lower interest rates in 2010. Our net interest margin on a tax-equivalent basis for the nine months of 2010 increased to 3.46% compared with 3.27% in the nine months of 2009. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 5.08% for the nine months of 2010 from 5.27% for the nine months of 2009. The average cost of interest-bearing liabilities decreased to 1.90% in the first nine months of 2010 from 2.33% for the first nine months of 2009.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the nine months ended September 30, 2010 and 2009. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$958,971	$41,487	5.78%	$999,313	$44,633	5.97%
Loan pool participations (4)	80,752	2,360	3.91	93,716	1,707	2.44
Investment securities:
Taxable investments	291,522	7,115	3.26	219,696	6,429	3.91
Tax exempt investments (2)	112,991	4,450	5.27	113,865	4,595	5.40
Total investment securities	404,513	11,565	3.82	333,561	11,024	4.42
Federal funds sold and interest-bearing balances	14,477	33	0.30	29,412	48	0.22
Total earning assets	$1,458,713	$55,445	5.08%	$1,456,002	$57,412	5.27%

Cash and due from banks	19,243			23,333
Premises and equipment	28,357			29,641
Allowance for loan losses	(16,908)			(15,009)
Other assets	61,079			47,174
Total assets	$1,550,484			$1,541,141

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$482,448	$3,339	0.93%	$454,578	$3,624	1.07%
Certificates of deposit	567,453	10,053	2.37	579,437	13,160	3.04
Total deposits	1,049,901	13,392	1.71	1,034,015	16,784	2.17
Federal funds purchased and repurchase agreements	42,402	227	0.72	46,634	359	1.03
Federal Home Loan Bank borrowings	132,553	3,560	3.59	154,047	4,115	3.57
Long-term debt and other	16,411	491	4.00	16,549	554	4.48
Total borrowed funds	191,366	4,278	2.99	217,230	5,028	3.09
Total interest-bearing liabilities	$1,241,267	$17,670	1.90%	$1,251,245	$21,812	2.33%

Net interest spread (2)			3.18%			2.94%

Demand deposits	137,224			131,421
Other liabilities	16,254			12,478
Shareholders' equity	155,739			145,997
Total liabilities and shareholders' equity	$1,550,484			$1,541,141

Interest income/earning assets (2)	$1,458,713	$55,445	5.08%	$1,456,002	$57,412	5.27%
Interest expense/earning assets	$1,458,713	$17,670	1.62%	$1,456,002	$21,812	2.00
Net interest margin (2)(5)		$37,775	3.46%		$35,600	3.27%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$245			$268
Securities		1,528			1,607
Total tax equivalent adjustment		1,773			1,875
Net Interest Income		$36,002			$33,725

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Nine Months Ended September 30,
	2010 Compared to 2009 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans (tax equivalent)	$(1,770)	$(1,376)	$(3,146)
Loan pool participations	(194)	847	653
Investment securities:
Taxable investments	1,393	(707)	686
Tax exempt investments	(35)	(110)	(145)

Total investment securities	1,358	(817)	541

Federal funds sold and interest-bearing balances	(69)	54	(15)

Change in interest income	(675)	(1,292)	(1,967)

Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	248	(533)	(285)
Certificates of deposit	(267)	(2,840)	(3,107)

Total deposits	(19)	(3,373)	(3,392)

Federal funds purchased and repurchase agreements	(30)	(102)	(132)
Federal Home Loan Bank borrowings	(577)	22	(555)
Other long-term debt	(5)	(58)	(63)

Total borrowed funds	(612)	(138)	(750)

Change in interest expense	(631)	(3,511)	(4,142)

Increase (decrease) in net interest income	$(44)	$2,219	$2,175

Percentage increase in net interest income over prior period			6.11%
Interest income and fees on loans on a tax-equivalent basis decreased $3.1 million, or 7.0%, in the nine months of 2010 compared with the same period in 2009. Average loans were $959.0 million, or 4.0%, lower in the first nine months of 2010 compared with 2009. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt, as the economic environment has caused many customers to actively reduce their borrowing position. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in our portfolio. The average rate on loans decreased slightly from 5.97% in the first nine months of 2009 to 5.78% in the first nine months of 2010.
Interest and discount income on loan pool participations was $2.4 million for the first nine months of 2010 compared with $1.7 million for the first nine months of 2009, an increase of $0.7 million. Former MidWestOne had engaged in this business since 1988 and we continued the business following the merger. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. We invest in the pools that are purchased by the servicer from nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. We have very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $13.0 million, or 13.8%, lower in the first nine months of 2010 compared with 2009. The decrease in average loan pool volume was due to normal repayment activity, as no new pools have been purchased since January 2010.

Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 4.55% for the nine months of 2010, up from 3.69% for the same period of 2009. The net yield was higher in the first nine months of 2010 than for the first nine months of 2009 primarily due to a stabilization of charge-off levels and payment collections in the portfolio during the third quarter of 2010.
The income and yield on loan pool participations may vary in future periods due to the volume and accretable yield on loan pools purchased.
Interest income on investment securities on a tax-equivalent basis totaled $11.6 million in the first nine months of 2010 compared with $11.0 million for the first nine months of 2009, an increase of $0.6 million, or 4.9%, due to a higher investment balance, and despite a lower yield on investments in 2010. The average balance of investments in the first nine months of 2010 was $404.5 million compared with $333.6 million in the first nine months of 2009. The tax-equivalent yield on our investment portfolio in the first nine months of 2010 decreased to 3.82% from 4.42% in the comparable period of 2009 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $3.4 million, or 20.2%, lower in the first nine months of 2010 compared with the same period in 2009, mainly due to the decrease in interest rates during 2009. The weighted average rate paid on interest-bearing deposits was 1.71% in the first nine months of 2010 compared with 2.17% in the first nine months of 2009. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate. Average interest-bearing deposits for the first nine months of 2010 were $15.9 million, or 1.5%, greater compared with the same period in 2009.

Interest expense on borrowed funds was $0.7 million lower in the first nine months of 2010, compared with the same period in 2009. Interest on borrowed funds totaled $4.3 million for the first nine months of 2010, compared with $5.0 million for the same period of 2009. Average borrowed funds for the first nine months of 2010 were $25.9 million lower compared with the same period in 2009. The majority of the difference was due to a reduction in the level of federal funds purchased, repurchase agreements, and FHLB borrowings. The weighted average rate on borrowed funds decreased to 2.99% for the first nine months of 2010 compared with 3.09% for the first nine months of 2009.
Provision for Loan Losses
We recorded a provision for loan losses of $4.3 million in the first nine months of 2010 compared with a $6.0 million provision in the first nine months of 2009. Net loans charged off in the first nine months of 2010 totaled $3.3 million, compared with net loans charged off of $3.4 million in the first nine months of 2009. The decrease in the provision in the nine months of 2010 compared with the same period in 2009 reflects our belief that existing identified potential problem credits have been adequately reserved for. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2010; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

	Nine Months Ended September 30,
	2010	2009	% Change
(dollars in thousands)
Trust and investment fees	$3,497	$3,121	12.0%
Service charges and fees on deposit accounts	3,016	2,975	1.4
Mortgage origination and loan servicing fees	1,983	2,244	(11.6)
Other service charges, commissions and fees	1,793	1,603	11.9
Bank owned life insurance income	472	576	(18.1)
Impairment losses on investment securities, net	(189)	(2,002)	(90.6)
Gain on sale of available for sale securities	312	491	(36.5)
Loss on sale of premises and equipment	(282)	(3)	NM
Total noninterest income	$10,602	$9,005	17.7%

NM - Percentage change not considered meaningful.
Total noninterest income increased $1.6 million for the first nine months of 2010 compared with the same period for 2009. The increase in 2010 is largely due to the lower year-to-date 2010 impairment losses of $0.2 million, which was $1.8 million lower than the $2.0 million of charges recognized in the same period of 2009. Trust and investment fees increased by $0.4 million, from $3.1 million for the nine months ended September 30, 2009 to $3.5 million for the same period of 2010.
These improvements were partially offset by lower mortgage origination and loan servicing fees and increased losses on the sale of fixed assets. For the first nine months of 2010, mortgage origination and loan servicing fees declined to $2.0 million, down $0.3 million, or 11.6%, from the comparable period in 2009. The decrease in mortgage origination fees was attributable to lower year-to-date refinancing volume of single family residential loans during 2010 than during the same period of 2009. The sale of an unused bank office building in Oskaloosa, Iowa, during the first quarter of 2010 resulted in a net loss of $77,000. During the second quarter of 2010, an unused former branch bank building in Waterloo, Iowa was sold at a net loss of $0.1 million. In addition, a $0.1 million writedown was made in connection with the anticipated closure and disposal of a branch bank building located in Burlington, Iowa. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the nine months ended September 30, 2010 noninterest income comprised 22.7% of total revenues, compared with 21.1% as of September 30, 2009.
Noninterest Expense

	Nine Months Ended September 30,
	2010	2009	% Change
(dollars in thousands)
Salaries and employee benefits	$17,319	$17,463	(0.8)%
Net occupancy and equipment expense	5,004	5,083	(1.6)
Professional fees	2,104	2,651	(20.6)
Data processing expense	1,292	1,445	(10.6)
FDIC insurance expense	2,123	2,568	(17.3)
Other operating expense	4,752	5,195	(8.5)
Total noninterest expense	$32,594	$34,405	(5.3)%
Noninterest expense for the first nine months of 2010 was $32.6 million, compared with $34.4 million for the first nine months of 2009, a decrease of $1.8 million, or 5.3%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance premiums, professional fees and data processing expense. The primary reason for the decrease in noninterest expense was the drop in all categories of noninterest expense. The most significant changes were in professional fees, which declined $0.5 million from $2.7 million to $2.1 million for the nine months ended September 30, 2009 and 2010, and FDIC insurance expense, which decreased $0.5 million to $2.1 million from $2.6 million for the nine months of 2010 compared with the same period in 2009. The lower professional fees were primarily due to lower costs associated with Sarbanes-Oxley compliance efforts, which were high in 2009 due to that being our first full year as an SEC reporting company.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 24.2% for the nine months of 2010, and (18.9)% for the same period of 2009. The increase in the effective rate in 2010 was primarily due to the relative amount of tax-exempt income on tax-exempt bonds to total net income. Income tax expense increased $2.8 million to $2.4 million in the first nine months of 2010, compared with an income tax benefit of $0.4 million for the same period of 2009.

FINANCIAL CONDITION
Our total assets increased slightly to $1.55 billion as of September 30, 2010 from $1.53 billion on December 31, 2009. This growth resulted primarily from increased investment in securities, somewhat offset by a decrease in loans as many customers actively reduced their borrowing position due to the current economic environment. There has also been a decrease in loan pool participation balances. The asset growth was primarily funded by an increase in both deposits and Federal Home Loan Bank borrowings. Total deposits at September 30, 2010 were $1.18 billion compared with $1.18 billion at December 31, 2009, up $3.2 million, or 0.3%, primarily due to increased consumer and public fund deposits. Federal Home Loan Bank borrowings increased $6.0 million from $130.2 million at December 31, 2009, to $136.2 million at September 30, 2010, while securities sold under agreement to repurchase declined by $0.3 million to $42.8 million at September 30, 2010.
Investment Securities
Investment securities available for sale totaled $407.8 million as of September 30, 2010. This was an increase of $44.9 million, or 12.4%, from December 31, 2009. The increase was primarily due to net investment purchases of $41.2 million during the period. Investment securities classified as held to maturity decreased to $4.2 million as of September 30, 2010 as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities, mortgage-backed securities and obligations of states and political subdivisions.

As of September 30, 2010, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets and continue to obtain updated cash flow analysis as required. See Note 6 “Investments” for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	September 30, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$90,028	9.4%	$92,727	9.6%
Commercial and financial	201,738	21.1	203,539	21.0
Real estate:
Construction, one- to four- family residential	20,637	2.2	20,785	2.1
Construction, land development and commercial	52,202	5.4	58,652	6.1
Mortgage, farmland	85,203	8.9	88,747	9.2
Mortgage, one- to four- family first liens	158,779	16.6	161,065	16.7
Mortgage, one- to four- family junior liens	71,352	7.5	73,665	7.6
Mortgage, multifamily	32,478	3.4	32,455	3.3
Mortgage, commercial	205,849	21.5	196,025	20.3
Loans to individuals	22,962	2.4	23,262	2.4
Obligations of state and political subdivisions	15,096	1.6	16,076	1.7
Total loans	$956,324	100.0%	$966,998	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) decreased by $10.7 million, to $956.3 million as of September 30, 2010 as compared to December 31, 2009. We experienced a $4.5 million, or 1.5%, decrease in the commercial, financial and agricultural sectors, along with a $6.6 million, or 8.3%, decrease in real estate construction loans, which resulted primarily from the continued lower line-of-credit utilization and pay-downs on term debt, as the economic environment has caused many customers to actively reduce their borrowing position. Additionally, real estate mortgage loans increased $1.7 million, or 0.3%; loans to individuals decreased $0.3 million, or 1.3%; and, obligations of state and political subdivisions declined $1.0 million, or 6.1%. As of September 30, 2010, our bank loan (excluding loan pool participations) to deposit ratio was 80.8% compared with a year-end 2009 bank loan to deposit ratio of 82.0%. We anticipate that the loan to deposit ratio will continue to decline in future periods, as loans continue to pay down and deposits remain steady or increase.
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
Loan Pool Participations
As of September 30, 2010, we had loan pool participations, net, totaling $71.2 million, down from $83.1 million at December 31, 2009. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. Former MidWestOne had engaged in this activity since 1988, and we continued this line of business following the merger. We have not purchased any new loan pools since January 2010, and do not intend to pursue any future purchases at this time. The loan pool investment balances shown as an asset on our Consolidated Balance Sheets represent the discounted purchase cost of the loan pool participations. As of September 30, 2010, the categories of loans by collateral type in the loan pools were commercial real estate - 52%, commercial loans - 9%, agricultural and agricultural real estate - 10%, single-family residential real estate - 13% and other loans - 16%. We have minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of September 30, 2010, such cost basis was $73.3 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $160.3 million. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
The loans in the pools provide some geographic diversification to our balance sheet. As of September 30, 2010, loans in the southeast region of the United States represented approximately 42% of the total. The northeast was the next largest area with 32%, the central region with 19%, the southwest region with 6% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 19% of the basis total, with the next highest state level being Ohio at 11%, then Pennsylvania at approximately 7%, followed by New Jersey at 6%. As of September 30, 2010, approximately 74% of the loans were contractually current or less than 90 days past-due, while 26% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 26% contractually past-due includes loans in litigation and foreclosed property. As of September 30, 2010, loans in litigation totaled approximately $13.7 million, while foreclosed property was approximately $12.0 million. As of September 30, 2010, our investment basis in our loan pool participations was approximately 45.7% of the “face” amount of the underlying loans.
Other Intangible Assets
Other intangible assets decreased to $11.4 million as of September 30, 2010 from $12.2 million as of December 31, 2009 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.

The following table summarizes the amounts and carrying values of intangible assets as of September 30, 2010.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
September 30, 2010
Other intangible assets:
Insurance agency intangible	$1,320	$381	$939
Core deposit premium	5,433	2,266	3,167
Trade name intangible	7,040	—	7,040
Customer list intangible	330	70	260

Total	$14,123	$2,717	$11,406

Deposits
Total deposits as of September 30, 2010 were $1.18 billion compared with $1.18 billion as of December 31, 2009. Certificates of deposit were the largest category of deposits at September 30, 2010, representing approximately 47.2% of total deposits. Total certificates of deposit were $557.9 million at September 30, 2010, down $23.7 million, or 4.1%, from $581.6 million at December 31, 2009. Included in total certificates of deposit at September 30, 2010 was $28.3 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $3.9 million, or 16.0%, from the $24.4 million at December 31, 2009. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $422.7 million at September 30, 2010, an increase of $21.4 million, or 5.3%, from $401.3 million at December 31, 2009. The increased balances were primarily in our “Power Checking” account product. Approximately 84.9% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $136.2 million as of September 30, 2010 compared with $130.2 million as of December 31, 2009. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Non-callable FHLB Advances were increased in order to extend liability maturities at interest rates that are historically very attractive.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.6 million as of September 30, 2010, unchanged from December 31, 2009. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on the fifth anniversary of the date of issuance. The interest rate is fixed at 6.48% for five years on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder.
Nonperforming Assets
Our nonperforming assets totaled $24.9 million as of September 30, 2010, up $7.4 million compared to December 31, 2009. This increase was due to an increase in nonperforming loans of $6.3 million coupled with an increase in other real estate owned of $1.1 million. The balance of other real estate owned at September 30, 2010 was $4.7 million compared to $3.6 million at year-end 2009. Nonperforming loans totaled $20.2 million (2.11% of total bank loans) as of September 30, 2010, compared to $13.9 million (1.44% of total bank loans) as of December 31, 2009. See Note 8 “Allowance for Loan Losses and Nonperforming Assets” for additional information related to nonperforming assets.
The nonperforming loans consisted of $12.7 million in nonaccrual loans, $6.3 million in troubled debt restructures and $1.2 million in loans past due 90 days or more and still accruing. This compares with $9.9 million, $2.6 million and $1.4 million, respectively, as of December 31, 2009. Nonaccrual loans increased $2.8 million to $12.7 million at September 30, 2010, compared to $9.9 million at December 31, 2009. This increase in nonaccrual loans was attributable to the addition of two agriculturally related loans totaling $7.0 million. The Company experienced a $3.7 million increase in restructured loans, which grew from $2.6 million at December 31, 2009 to $6.3 million at September 30, 2010. This increase is primarily attributable to the addition of two agricultural loans totaling $3.3 million to the troubled debt restructures. The four additional agricultural loans noted above have significant exposure to the hog industry. During the same period, loans and leases past due 90 days or more and still accruing interest decreased by $0.2 million from $1.4 million at December 31, 2009 to $1.2 million at September 30, 2010. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $8.7 million as of September 30, 2010 compared with $10.1 million as of December 31, 2009, a decrease of $1.4 million or 13.7%.
All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of September 30, 2010. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Allowance for Loan Losses
Our allowance for loan losses as of September 30, 2010 was $14.9 million, which was 1.55% of total bank loans (excluding loan pools), as of that date. This compares with an allowance for loan losses of $14.0 million as of December 31, 2009, which was 1.44% of total bank loans. Gross charge-offs for the nine months of 2010 totaled $3.6 million, while recoveries of previously charged-off loans totaled $0.3 million. Annualized net loan charge offs to average bank loans for the first nine months of 2010 was 0.48% compared to 0.48% for the year ended December 31, 2009. As of September 30, 2010, the allowance for loan losses was 73.7% of nonperforming bank loans compared with 100.6% as of December 31, 2009. While nonperforming loan levels increased during the nine months, the increase has been primarily in credits that our management had already identified as weak and for which it believes adequate provisions already had been made. Due to the early identification of potential problem loans, we expected to have a decline in the ratio of the allowance for loan losses to nonperforming loans. Based on the inherent risk in the loan portfolio, we believe that as of September 30, 2010, the allowance for loan losses was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary. See Note 8 “Allowance for Loan Losses and Nonperforming Assets” for additional information related to the allowance for loan losses.
During the first quarter of 2010, we updated the Allowance for Loan Losses (“ALLL”) calculation to reflect current historical net charge-offs. We use a five year average percentage in the historical charge-off portion of the ALLL calculation. The historical charge-off portion is one of six factors used in establishing our reserve level for each loan type. There were no changes to the other five factors during the nine months of 2010. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450. All classified loans are reviewed for impairment in accordance with FASB ASC Topic 310.
We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At September 30, 2010, there were seven owner occupied 1-4 family loans with a LTV of 100% or greater. In addition, there are 40 home equity lines of credit without credit enhancement that have LTV of 100% or greater. We have the first lien on three of these equity lines and other financial institutions have the first lien on the remaining 37.
We monitor and report our troubled debt restructuring on a quarterly basis. At September 30, 2010, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to Loan Review for inclusion in the allowance for loan loss calculation. Periodic loan file examinations are conducted by Loan Review staff to ensure the accuracy of loan officer credit classifications.
Capital Resources
Total shareholders' equity was 10.37% of total assets as of September 30, 2010 and was 9.92% as of December 31, 2009. Tangible common equity to tangible assets was 8.68% as of September 30, 2010 and 8.16% as of December 31, 2009. Our Tier 1 capital to risk-weighted assets ratio was 13.39% as of September 30, 2010 and was 12.66% as of December 31, 2009. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of September 30, 2010, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.

The following table provides a reconciliation of the non-GAAP measure to the most comparable GAAP equivalent.

	At September 30,	At December 31,
(in thousands)	2010	2009

Tangible Common Equity:
Total shareholders' equity	$161,116	$152,208
Less: Preferred stock	(15,749)	(15,699)
Goodwill and intangibles	(11,506)	(12,272)

Tangible common equity	$133,861	$124,237

Tangible Assets:
Total assets	$1,553,528	$1,534,783
Less: Goodwill and intangibles	(11,506)	(12,272)

Tangible assets	$1,542,022	$1,522,511

Tangible common equity to tangible assets	8.68%	8.16%

	At September 30,	At December 31,
(in thousands)	2010	2009

Tier 1 capital
Total shareholders' equity	$161,116	$152,208
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464

Less: Net unrealized gains on securities available for sale	(4,742)	(1,505)
Disallowed goodwill and intangibles	(11,141)	(12,286)

Tier 1 capital	$160,697	$153,881

Risk-weighted assets	$1,199,746	$1,215,240

Tier 1 capital to risk-weighted assets	13.39%	12.66%
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
On January 21, 2010, 33,000 restricted stock units were granted to certain directors and officers, and on July 29, 2010, 500 restricted stock units were issued to an officer. During the first nine months of 2010, 5,604 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 100 shares were surrendered by a grantee to satisfy tax requirements. In addition, 3,145 shares were issued in connection with the exercise of previously issued stock options.
On February 11, 2010, we filed a universal shelf-registration statement registering for future sale up to $25.0 million of securities from time to time in one or more offerings. Given the growth opportunities and the difficult credit market, we believe that it is prudent to have all options available to raise additional capital. On October 21, 2010, the Company's Board of Directors declared a quarterly dividend for the fourth quarter of 2010 or $0.05 per common share, which is consistent with the dividend per common share paid in the first three quarters of 2010.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
September 30, 2010:
Total risk-based capital to risk-weighted assets:
Consolidated	$175,799	14.65%	$95,980	8.00%	N/A	N/A
MidWestOne Bank	151,531	12.83%	94,499	8.00%	$118,124	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	160,697	13.39%	47,990	4.00%	N/A	N/A
MidWestOne Bank	136,740	11.58%	47,249	4.00%	70,874	6.00%
Tier 1 capital to average assets:
Consolidated	160,697	10.52%	61,085	4.00%	N/A	N/A
MidWestOne Bank	136,740	8.85%	61,774	4.00%	77,217	5.00%

December 31, 2009:
Total risk-based capital to risk-weighted assets:
Consolidated	$169,149	13.92%	$97,219	8.00%	N/A	N/A
MidWestOne Bank	156,413	12.94%	96,727	8.00%	$120,909	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	153,881	12.66%	48,610	4.00%	N/A	N/A
MidWestOne Bank	141,287	11.69%	48,363	4.00%	72,545	6.00%
Tier 1 capital to average assets:
Consolidated	153,881	10.01%	61,505	4.00%	N/A	N/A
MidWestOne Bank	141,287	9.23%	61,215	4.00%	76,518	5.00%

N/A - Minimum to be considered well capitalized is not applicable to the consolidated entity.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis; and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $25.7 million as of September 30, 2010, compared with $27.6 million as of December 31, 2009. Investment securities classified as available for sale, totaling $407.8 million and $362.9 million as of September 30, 2010 and December 31, 2009, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2010 to meet the needs of borrowers and depositors.
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
As of September 30, 2010, we had $15.6 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of September 30, 2010, outstanding commitments to extend credit totaled approximately $168.1 million. Commitments under standby and performance letters of credit outstanding aggregated $3.9 million as of September 30, 2010. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008 and 2009, and continued during the first nine months of 2010, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $12.0 million in the first nine months of 2010, compared with $16.7 million in the nine months of 2009. Net income, depreciation, amortization and accretion were a source of inflow for the first nine months of 2010, as was a net change in accounts payable, accrued expenses, and other liabilities of $1.3 million.
Net cash outflows from investing activities were $20.7 million in the first nine months of 2010, compared to net cash outflows of $32.5 million in the comparable nine-month period of 2009. In the first nine months of 2010, securities transactions accounted for a net outflow of $37.5 million, and net principal received on loans accounted for net inflows of $4.0 million. Cash inflows for loan pool participations were $11.9 million during the first nine months of 2010 compared to a $4.2 million inflow during the same period of 2009.
Net cash provided by financing activities in the first nine months of 2010 was $6.8 million. The largest cash outflow from financing activities in the first nine months of 2010 consisted of $1.9 million of dividends paid. The largest financing cash inflow during the nine months ended September 30, 2010 was the $6.0 million net increase in FHLB borrowings.

To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include - volume concentration (percentage of liabilities), cost, volatility, and the fit with the current Asset/Liability management plan. These acceptable sources of liquidity include:

•Fed Funds Lines
•FHLB Borrowings
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window

Fed Funds Lines:
Routine liquidity requirements are met by fluctuations in the Bank's Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured Fed Funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current Fed Funds purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, the Bank has unsecured Fed Fund lines totaling $55 million, which are tested annually to ensure availability.

FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. Currently, the Bank has a $190.2 million of collateral pledged to the FHLB and $136.2 million in outstanding borrowings, leaving $54.0 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2010.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. Currently, the Bank owns municipal securities with an approximate market value of $11.6 million available for liquidity purposes.
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
We use a third-party computer software simulation modeling program to measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at September 30, 2010 and December 31, 2009.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
September 30, 2010
Dollar change	$1,640	$817	$(1,178)	$(1,331)
Percent change	3.4%	1.7%	(2.4)%	(2.8)%

December 31, 2009
Dollar change	$885	$1,373	$(1,995)	$(3,310)
Percent change	1.8%	2.8%	(4.1)%	(6.8)%
As shown above, at September 30, 2010, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $1.3 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $1.6 million. An increase in interest rates would cause our interest-bearing liabilities to reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would cause an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels.

Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including the chief executive officer and the chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and our consolidated subsidiaries.
The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Statements made in this Report, other than those concerning historical financial information, may be considered forward-looking statements, which speak only as of the date of this document and are based on current expectations and involve a number of assumptions. These include, among other things, statements regarding future results or expectations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of these safe harbor provisions. Our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors that could cause actual results to differ from those set forth in the forward-looking statements or that could have a material effect on the operations and future prospects of the Company include, but are not limited to: (1) the strength of the local and national economy; (2) changes in interest rates, legislative/regulatory changes (including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder), monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (3) the loss of key executives or employees; (4) changes in the quality and composition of our loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market areas; implementation of new technologies; ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines; (5) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; and (6) other risk factors detailed from time to time in filings made by the Company with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our equity securities during the quarter covered by this report. As of September 30, 2010, we did not have in effect an approved share repurchase program.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 3, 2010	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer