Form 10-K
period 2010-12-31
MidWestOne Financial Group, Inc.
filed 2011-03-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 000-24630

MIDWESTONE FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Iowa	42-1206172
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
102 South Clinton Street, Iowa City, IA 52240
(Address of principal executive offices, including zip code)
(319) 356-5800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $117.7 million.
The number of shares outstanding of the registrant's common stock, par value $1.00 per share, as of March 1, 2011, was 8,624,392
Documents Incorporated by Reference
Portions of the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc., to be held on April 21, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
On March 14, 2008, we consummated a merger-of-equals transaction with the former MidWestOne Financial Group, Inc., in Oskaloosa, Iowa (“Former MidWestOne”). Prior to the merger, we operated under the name “ISB Financial Corp.” We were the surviving entity in the merger and, upon completion of the merger, changed our name from ISB Financial Corp. to MidWestOne Financial Group, Inc. and our common stock began trading on the NASDAQ Global Select Market under the symbol “MOFG.” All references herein to the “Company” and “MidWestOne” refer to the surviving organization in the merger.  Following the merger, we consolidated our three bank subsidiaries, Iowa State Bank & Trust Company, First State Bank and MidWestOne Bank, into a single bank charter and renamed the surviving bank MidWestOne Bank.
We operate primarily through our bank subsidiary, MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through three offices located in central and east-central Iowa.
As of December 31, 2010, we had total consolidated assets of $1.6 billion, total deposits of $1.2 billion and total shareholders' equity of $158.5 million, of which $142.7 million is common shareholders' equity.  For the year ended December 31, 2010, we generated net income available to common shareholders of $9.3 million, which was an increase from the net income (loss) available to common shareholders of $3.6 million and $(24.6) million for the years ended December 31, 2009 and 2008, respectively.  For our complete financial information as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, see Item 8. Financial Statements and Supplementary Data.
MidWestOne Bank operates a total of 26 branch locations, plus its specialized Home Loan Center, in 15 counties throughout central and east-central Iowa. MidWestOne Bank provides full service retail banking in the communities in which its branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. MidWestOne Bank offers commercial and industrial, agricultural, real estate mortgage and consumer loans. Other products and services include debit cards, automated teller machines, on-line banking and safe deposit boxes. The principal service consists of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. MidWestOne Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, custodial services, financial planning, investment management and retail brokerage (through an agreement with a third-party registered broker-dealer).
Operating Strategy
Our operating strategy is based upon a sophisticated community banking model delivering a complete line of financial products and services while following five guiding principles: hire and retain excellent employees; take care of our customers; conduct business with the utmost integrity; work as one team; and learn constantly so we can continually improve.
Management believes the personal and professional service offered to customers provides an appealing alternative to the “megabanks” that have resulted from large out-of-state national banks acquiring Iowa-based community banks.  While we employ a community banking philosophy, we believe that our size, combined with our complete line of financial products and services, is sufficient to effectively compete in our relevant market areas.  To remain price competitive, management also believes that we must grow organically, manage expenses, and remain disciplined in our asset/liability management practices.
Market Areas
Our principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is strategically situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 21,000 undergraduate students and 9,000 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 680-bed comprehensive academic medical center and regional referral center with more than 775 staff physicians and dentists, 720 resident and fellow physicians and dentists and 1,671 nurses. The city of Iowa City has a total population of approximately 63,000 and the Iowa City MSA has a total population of approximately 140,000.  Iowa City is the sixth largest city in the state of Iowa. Based on deposit information collected by the FDIC as of June 30, 2010, the most recent date for which data is available, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 18.0%.
MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa. Based on deposit information collected by the FDIC as of June 30, 2010, in eight of those 15 counties, MidWestOne Bank held between 8% and 26% of the deposit market share.  In another county, MidWestOne Bank held 37% of the deposit market share.
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
Real Estate Loans
Construction Loans.  We offer loans both to individuals that are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are in-market to known and established borrowers.  Construction loans generally have a short term, such as one to two years.  As of December 31, 2010, construction loans constituted approximately 8% of our total loan portfolio.
 Mortgage Loans.  We offer residential, commercial and agricultural mortgage loans. As of December 31, 2010, we had $619.2 million in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 66% of our total loan portfolio.
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 24% of our total loan portfolio at December 31, 2010.  Included in this category of loans are home equity loans made to individuals.  As long-term interest rates remained at relatively low levels during 2008, 2009, and 2010, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities.  We generally retain short-term residential mortgage loans that we originate for our own portfolio but sell most long-term loans to other parties while retaining servicing rights on the majority of those. We also perform loan servicing activity for third parties.  At December 31, 2010, we serviced approximately $275.5 million in mortgage loans for others.  We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. As of December 31, 2010, commercial and agricultural real estate mortgage loans constituted approximately 42% of our total loan portfolio.
Commercial and Financial Loans
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
Our commercial and financial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2010, commercial and financial loans comprised approximately 23% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business.  Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  Agricultural loans comprised approximately 9% of our total loan portfolio at December 31, 2010.
Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower's control, including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans.  Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans.  Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.  As of December 31, 2010, consumer loans comprised only 2% of our total loan portfolio.
Loan Review and Classification Process for Agricultural Loans, Commercial and Financial Loans, and Commercial Real Estate Loans
We maintain a loan review and classification process which involves a number of our officers and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All Commercial and Agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. A monthly loan officer validation worksheet documents this process. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1- 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful, and rating 8 Loss.
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. Our loan review department undertakes independent credit reviews of relationships based on either criteria established by Loan Policy, risk-focused sampling, or random sampling. Loan Policy requires the top 50 lending relationships by total exposure be reviewed no less than annually as well as those credits of $250,000 and greater rated Watch, and those credits of $100,000 or greater rated Substandard or below. The individual loan reviews analyze such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to our executive management team.
Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grade 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (5 or above), or is classified as a Troubled Debt Restructure (regardless of size), the lending officer is then charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to the regional loan manager and then to the Bank's Board of Directors by the Executive Vice President of Lending (or a designee).
Depending upon the individual facts and circumstances, as well as the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the loan officer, in conjunction with the regional loan manager, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file, adjusting for current market conditions and other local factors that may affect collateral value. Loan Review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the our allowance for loan and lease losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, regional loan management, with assistance from the loan review department, reviews the appraisal and updates the specific allowance analysis for each loan relationship accordingly. The Bank's Board of Directors reviews the Classified/Watch reports on a quarterly basis, including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and other real estate owned.
In general, once the specific allowance has been finalized, Regional and Executive Management will consider a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Loan Pool Participations
We hold in our portfolio a significant amount of participation interests in pools of loans that are owned and serviced by States Resources Corporation, a third-party loan servicing organization located in Omaha, Nebraska (the “Servicer”). We do not have any ownership interest in or control over the Servicer.  The loans in those pools are purchased at varying discounts to their outstanding principal amount.  Former MidWestOne began the program of acquiring participation interests from the Servicer in 1988 and we continued with this program following the Merger (although these loan participations have constituted a smaller percentage of our total loan portfolio than they did of Former MidWestOne's total loan portfolio). After extensive discussion and analysis of our current loan pool portfolio and servicing relationship during 2010, we decided to begin exiting this line of business as current balances pay down. This decision was based primarily on our desire to focus on our core business of providing community banking products and services. Additionally, recent loan pool yields that have not provided a return reflective of the inherent risk of this investment, a situation we do not expect to change in the near future, making further investment in this class of assets unattractive.
The following discussion summarizes the accounting treatment of our loan pool participations.
A cost “basis” is assigned to each individual loan acquired on a cents per dollar basis (discounted price), which is based on the Servicer's assessment of the recovery potential of each such loan in relation to the total discounted price paid to acquire the pool.  This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.
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

In each case, where circumstances change or new information leads the Servicer to believe that collection of the loan or recovery of the basis through collateral would be less than originally determined, the cost basis assigned to the loan is written down or written off through a charge against discount income.  The Servicer and MidWestOne representatives evaluate at least quarterly the collectibility of the loans and the recovery of the underlying basis.  On a quarterly basis, those loans that are determined to have a possible recovery of less than the assigned basis amount are placed on a “watch list.”  The amount of basis exceeding the estimated recovery amount on the “watch list” loans is written off by a charge against discount income.
Interest income and discount on loan pool participations that we record is net of collection expenses incurred by the Servicer and net of the servicing fee and share of recovery profit paid to the Servicer.  Collection expenses include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses.  Under the terms of our agreement with the Servicer, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs.  Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investor's required return on investment on each individual loan pool.  The Servicer's percentage share of recovery profit is linked to a ten-tier index and ranges from zero to 27 percent depending upon the return on investment achieved.  The investor's minimum required return on investment is based on the two-year treasury rate at the time a loan pool is purchased plus four percent.  For every one percent increase obtained over the investor's minimum required return, the Servicer percentage moves up one tier level.  In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share of the recovery profit. Discount income is added to interest income and reflected as one amount on our consolidated statements of operations.
The Servicer provides us with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets.  The Servicer also provides aging reports and “watch lists” for the loan pools.  Monthly meetings are held between our representatives and representatives of the Servicer to review collection efforts and results, to discuss future plans of action and to discuss potential opportunities.  Additionally, our personnel and the Servicer's personnel communicate on almost a daily basis to discuss various issues regarding the loan pools.  Our representatives visit the Servicer's operation on a regular basis, and our loan review officer performs asset reviews on a regular basis.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools.  For example, as of December 31, 2010, such cost basis was $68.0 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $154.2 million.  The discounted cost basis inherently reflects the assessed collectibility of the underlying loans.  We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
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
Other Products and Services
Deposit Products
We believe that we offer competitive deposit products and programs that address the needs of customers in each of the local markets served. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include noninterest bearing and interest bearing demand deposits, savings accounts, money market accounts and certificates of deposit.

Trust and Investment Services
We offer trust and investment services in our market areas to help our business and individual clients in meeting their financial goals and preserving wealth.  Our services include administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.
Insurance Services
Through our insurance subsidiary, MidWestOne Insurance Services, Inc., we offer property and casualty insurance products to individuals and small businesses in markets that we service.
Liquidity and Funding
A discussion of our liquidity and funding programs has been included in Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity,” and Item 7A.  Quantitative and Qualitative Disclosures About Market Risk under “Liquidity Risk.”
Competition
We encounter competition in all areas of our business pursuits.  To compete effectively, grow our market share, maintain flexibility and keep pace with changing economic and social conditions, we continuously refine and develop our products and services.  The principal methods of competing in the financial services industry are through service, convenience and price.
 The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other financial-related services.  Our offices in central and east-central Iowa compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships.  Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over us in providing certain services. As of December 31, 2010, there were approximately 97 other banks having 335 offices or branches operating within the 15 counties in which we have locations. Based on deposit information collected by the FDIC, as of June 30, 2010, we maintained approximately 9.0% of the bank deposits within the 15 counties in which we operate. New competitors may develop that are substantially larger and have significantly greater resources than us. Currently, major competitors in some of our markets include Wells Fargo Bank, U.S. Bank, Regions Bank, Hills Bank and Trust and Marion County Bank.
Employees
As of December 31, 2010, we had 383 full-time equivalent employees.  We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan.  None of our employees are represented by unions.  Our management considers its relationship with our employees to be good.
Company Website
We maintain an internet website for MidWestOne Bank at www.midwestone.com.  We make available, free of charge, on this website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on, or accessible through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K.

Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.
     Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and our subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. Moreover, Congress recently enacted fundamental reforms to our bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict. See “-Financial Regulatory Reform” below.
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years. It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and our subsidiaries.

The Increasing Importance of Capital
While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.
Required Capital Levels. As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Since we have assets of less than $15 billion, we will be able to maintain our trust preferred proceeds as capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.
Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank's allowance for loan and lease losses.
The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company (see “-Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.” Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.
Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.
It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination.  Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.
Prompt Corrective Action. A banking organization's capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
As of December 31, 2010: (i) the Bank was not subject to a directive from the FDIC to increase capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2010, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.
Basel III. The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain. As agreed to, Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%. Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 2016 until January 1, 2019. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.
Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.  Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.
The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies, including the Federal Reserve, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to us.
The Company
General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, we are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are also required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and our subsidiaries as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “-The Increasing Importance of Capital” above.
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking . . . as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
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
Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-The Increasing Importance of Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.
Emergency Economic Stabilization Act of 2008. Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury's standards for executive compensation and corporate governance.
The TARP Capital Purchase Program. On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution's risk-weighted assets. The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions are required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These requirements are discussed in more detail in the Compensation Discussion and Analysis section in our proxy statement, which is incorporated by reference in this Form 10-K.

     Pursuant to the CPP, on February 6, 2009, we entered into a Letter Agreement with Treasury, pursuant to which we issued: (i) 16,000 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A; and (ii) a warrant to purchase 198,675 shares of our common stock, par value $1.00 per share, for an aggregate purchase price of $16.0 million in cash. Our federal regulators and the Treasury's Office of the Inspector General maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.
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
As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if: (i) the company's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
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
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.
The Bank
General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Deposit Insurance Fund to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $9.2 million in prepaid assessments. The FDIC determined each institution's prepaid assessment based on the institution's: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.
Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank's FDIC deposit insurance premiums.
The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010. It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.
FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO's outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2010, the Bank paid supervisory assessments to the Iowa Superintendent totaling $120,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-The Increasing Importance of Capital” above.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010. As of December 31, 2010, approximately $18.4 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its affiliates. The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.
     Branching Authority. The Bank has the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.
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
Transaction Account Reserves. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating more than $10.7 million to $58.8 million, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.
Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank's business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011. In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.
The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower's ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve's final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in myriad new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
Federal laws further impact mortgage foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process. Legislation has been introduced in the U.S. Senate that would amend the Bankruptcy Code to permit bankruptcy courts to compel servicers and homeowners to enter mediation before initiating foreclosure. While legislation compelling loan modifications in Chapter 13 bankruptcies was approved by the House in 2010, the legislation was not approved by the Senate, and the requirement was not included in the Dodd-Frank Act or any other legislative or regulatory reforms. The scope, duration and terms of potential future legislation with similar effect continue to be discussed.
The legislature of Iowa has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud. These efforts are being led by Attorney General Tom Miller, who is placing Iowa at the forefront of foreclosure reform. The Bank cannot predict whether additional legislation will be passed or the impact, if any, it would have on the Bank's business.
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
Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “plans”, “intend”, “project”, “estimate', “forecast”, “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings;

•	our management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;

•
changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;

•	fluctuations in the value of our investment securities;

•	governmental monetary and fiscal policies;

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the extensive regulations to be promulgated thereunder), and changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverages;

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

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere or providing similar services;

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
Since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a wide range of industries and regions is reduced, and many businesses have experienced difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets. Likewise, many local governments have been experiencing lower tax revenues, impacting their ability to cover costs. Unemployment has increased significantly and remains at elevated levels. For the past few years, the financial services industry has generally been affected by significant declines in the values of many significant asset classes and by a lack of liquidity.
As a result of these economic conditions, many lending institutions, including the Bank, have experienced declines in the performance of their loans, including commercial loans, commercial and residential real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have generally been negatively affected over this time period, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including the increased issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve or declines further, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects of the recent market conditions on us and others in the financial services industry.

Overall, during the last few years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions materially improve, we expect our business, financial condition and results of operations to be adversely affected relative to historical levels.
Interest rates and other conditions impact our results of operations.
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.
Our business is concentrated in and largely dependent upon the continued growth and welfare of the Iowa City and Oskaloosa markets and other markets in eastern and central Iowa.
We operate primarily in the Iowa City and Oskaloosa, Iowa, markets and their surrounding communities in eastern and central Iowa and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Iowa economy and real estate market has not suffered as badly as other areas of the United States in recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
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
If the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
A significant portion of MidWestOne Bank's loan portfolio consists of commercial loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area's largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and commercial real estate loans, MidWestOne Bank is also active in residential mortgage and consumer lending. Should the current economic climate worsen, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.

Commercial, financial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, financial and agricultural loans were $296.8 million, or approximately 32% of our total loan portfolio, as of December 31, 2010. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the United States economy fails to improve or declines further, this could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
Our loan portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $393.2 million, or approximately 42% of our total loan portfolio, as of December 31, 2010. Of this amount, $120.3 million, or approximately 13%, of our total loan portfolio are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
We established our allowance for loan losses in consultation with the credit officers of MidWestOne Bank and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2010, our allowance for loan losses as a percentage of total gross loans was 1.62% and as a percentage of total nonperforming loans was approximately 76.7%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
We have investments in pools of performing and nonperforming loans that comprise a material component of our assets and generate substantial interest income with yields that may fluctuate considerably resulting in inconsistent profitability from period to period.
As of December 31, 2010, approximately 5% of our earning assets were invested in loan pools, and approximately 4% of our gross total revenue was derived from the loan pools. These loan pools represent a mixture of performing, subperforming and nonperforming loans. As of December 31, 2010, our loan pool investment of $68.0 million consisted of loans secured by commercial real estate (59.6%), commercial operating (9.7%), single-family residential real estate (10.8%), and other loans (19.8%). The loan pool investment is a “nontraditional” activity that has historically provided us and our predecessor entities with a higher return than typical loans and investment securities. The return on investment in loan pools and the effect on profitability can be unpredictable due to fluctuations in the balance of loan pools and collections from borrowers by the loan pool servicer. Loan pool balances are affected by the ability to purchase additional loan pools to maintain the level of investment and by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Purchases of new loan pools are subject to many factors that are outside our control, including: availability, competition, credit and performance quality of assets offered for sale, asset size and type, and the economic and interest rate environment. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower's financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, could affect our return on loan pool investments.
Although we do not seek to purchase consumer or consumer real estate loans characterized as subprime or Alt-A credits, because the purchase of these assets is on a pool basis, we have acquired some subprime loans as characterized by borrowers or guarantors having FICO scores below 640. Consumer-based paper makes up approximately 8.5% of our loan pool investment and, as of December 31, 2010, approximately 0.8% of the basis amount of our loan pool investment represented subprime credit. Because we do not originate the consumer-based loans that may be characterized as Alt-A, and because of the nature of the information provided to us with respect to any Alt-A loans in the loan pools, we are not able to verify the basis amount of our loan pool investment that represents Alt-A credit. Loans that are characterized as subprime and, to a lesser extent, Alt-A carry a higher risk of default by the underlying borrowers than other types of loans, which could affect the value of the overall loan pool investment.
Our planned pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, including through the FDIC-assisted transactions, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. We may at some point need to raise additional capital to support our growth plans and in this regard filed, in early 2010, a universal shelf-registration statement registering for future sale up to $25 million of securities that places us in a position to raise capital if the need were to arise or if an attractive opportunity were presented. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.
Although we do not have any current definitive plans to do so, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, including through FDIC-assisted transactions, or by opening new branches. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.
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
Over the last few years the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.
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
Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.
The Company and the Bank are subject to extensive regulation by multiple regulatory bodies.  These regulations may affect the manner and terms of delivery of our services.  If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations.  Changes in these regulations can significantly affect the services that we provide, as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.
These programs have subjected financial institutions to additional restrictions, oversight and costs.  In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.
The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC's authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties.  The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.
The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but permits trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less, such as the Company, to continue to be includible in Tier 1 capital.  This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.
These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.
The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks' credit card, overdraft and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.
Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.
Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2010 or that we will be able to pay future dividends at all.
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

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) in light of our earnings, capital adequacy and financial condition. In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the TARP Capital Purchase Program. As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company (including a financial holding company) should eliminate, defer or significantly reduce the Company's dividends if:

•	the company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or

•	the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

As of December 31, 2010, we had $15.5 million of junior subordinated debentures held by a statutory business trust that we control. Interest payments on the debentures, which totaled $0.5 million for the year ended December 31, 2010, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
In addition, on February 6, 2009, we issued shares of perpetual senior preferred stock to Treasury as part of the Capital Purchase Program. The terms of the senior preferred stock restrict the payment of dividends on shares of our common stock. Without the prior consent of Treasury, we are prohibited from increasing common stock dividends beyond the $0.1525 quarterly dividend that we paid prior to closing Treasury's investment for the first three years while Treasury holds the senior preferred stock. Further, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. Although we expect to be able to pay all required dividends on the senior preferred stock, there is no guarantee that we will be able to do so.
Changes in future rules applicable to TARP recipients could adversely affect our business, financial condition and results of operations.
On February 6, 2009, we issued $16.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program have evolved since we participated and their scope, timing and effect may further evolve in the future. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on guidelines issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.
Our ability to attract and retain management and key personnel may affect future growth and earnings, and legislation imposing compensation restrictions on participants in the TARP Capital Purchase Program, may adversely affect our ability to retain management and key personnel.
Much of our success and growth has been influenced by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain our executive officers, current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.
Further, we are subject to extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the TARP Capital Purchase Program. Many of the restrictions are not limited to our senior executives and could cover other employees whose contributions to our performance are significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules, when adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.
We face intense competition in all phases of our business from banks and other financial institutions.
The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other nonbank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services. Additionally, recent regulatory trends have reduced restrictions on the interstate operations of financial institutions, thus we may continue to experience increased competition.
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
Substantially all of our business is conducted in the State of Iowa, and a significant portion is conducted in rural communities. The Iowa economy, in general, is heavily dependent on agriculture and therefore the overall Iowa economy, and particularly the economies of the rural communities that we serve, can be greatly affected by severe weather conditions, including droughts, storms, tornadoes and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy. An adverse affect on the economy of Iowa would negatively affect our profitability.
There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
Our headquarters and the MidWestOne Bank's main office are located at 102 South Clinton Street, Iowa City, Iowa, and consists of approximately 63,800 square feet. We currently operate 25 additional branches throughout central and east-central Iowa totaling approximately 120,000 square feet.  The table below sets forth the locations of the Bank's branch offices:

822 12th St.	802 13th St.*
Belle Plaine, Iowa	Belle Plaine, Iowa

3225 Division St.	4510 Prairie Pkwy.
Burlington, Iowa	Cedar Falls, Iowa

120 W. Center St.	110 1st Ave.
Conrad, Iowa	Coralville, Iowa

101 W. Second St., Suite 100†	2408 W. Burlington
Davenport, Iowa	Fairfield, Iowa

58 East Burlington	926 Ave. G
Fairfield, Iowa	Ft. Madison, Iowa

325 S. Clinton St.	1906 Keokuk St.
Iowa City, Iowa	Iowa City, Iowa

2233 Rochester Ave.	202 Main St.
Iowa City, Iowa	Melbourne, Iowa

10030 Hwy. 149	465 Hwy. 965 NE, Suite A
North English, Iowa	North Liberty, Iowa

124 South First St.	222 First Ave. East*
Oskaloosa, Iowa	Oskaloosa, Iowa

116 W. Main St.	1001 Hwy. 57
Ottumwa, Iowa	Parkersburg, Iowa

700 Main St.	500 Oskaloosa St.*
Pella, Iowa	Pella, Iowa

112 North Main St.	3110 Kimball Ave.
Sigourney, Iowa	Waterloo, Iowa

305 W. Rainbow Dr.
West Liberty, Iowa

* Drive up location only.
† Leased office.

In addition to the Bank's branch offices, the insurance subsidiary leases one property totaling approximately 4,800 square feet.   The Bank owns 46 ATMs that are located within the communities served by branch offices.  We believe each of our facilities is suitable and adequate to meet our current operational needs.
The Bank closed three branches during 2010 as follows: on September 3, 2010, 323 Jefferson Street in Burlington, Iowa; on September 30, 2010, 301 A Avenue West in Oskaloosa, Iowa; and, on December 31, 2010, 100 Eddystone Drive in Hudson, Iowa. These closures were part of management's efforts to reduce operating expenses and increase efficiency.

ITEM 3.    LEGAL PROCEEDINGS.
We and our subsidiaries are from time to time parties to various legal actions arising in the normal course of business.  We believe that there is no threatened or pending proceeding against us or our subsidiaries, which, if determined adversely, would have a material adverse effect on our consolidated business or financial condition.

ITEM 4.    REMOVED AND RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NASDAQ Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the NASDAQ Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2009
First Quarter	$10.35	$5.90	$0.1525
Second Quarter	10.52	6.51	0.0500
Third Quarter	9.50	7.00	0.0500
Fourth Quarter	9.00	7.57	0.0500

2010
First Quarter	$11.94	$7.70	$0.0500
Second Quarter	17.00	11.26	0.0500
Third Quarter	15.70	12.37	0.0500
Fourth Quarter	15.95	13.91	0.0500
As of March 1, 2011, there were 8,624,392 shares of common stock outstanding held by approximately 539 holders of record.  Additionally, there are an estimated 1,803 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
 Dividends
We may pay dividends on our common stock as and when declared by our Board of Directors out of any funds legally available for the payment of such dividends, subject to any and all preferences and rights of any preferred stock or a series thereof.  The amount of dividend payable will depend upon our earnings and financial condition and other factors, including applicable governmental regulations and policies. See "Supervision and Regulation - The Company - Dividend Payments"
 As previously discussed, we consummated the sale of $16.0 million of senior preferred stock to Treasury pursuant to the Capital Purchase Program on February 6, 2009.  The terms of the senior preferred stock place certain restrictions on our ability to pay dividends on our common stock.  First, no dividends on our common stock may be paid unless all accrued dividends on Treasury's senior preferred stock have been paid in full.  Second, until the third anniversary of the date of Treasury's investment, we may not increase the dividends paid on our common stock beyond our recent quarterly dividend of $0.1525 per share declared prior to our participation in the Capital Purchase Program without first obtaining the consent of Treasury.
Repurchases of Company Equity Securities
There were no purchases of shares of our common stock made by or on behalf of us during the quarter ended December 31, 2010.
We currently do not have a stock repurchase program in place. Because of our participation in the Capital Purchase Program, we are not permitted to repurchase any shares of our common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any of our equity securities. Accordingly, we do not anticipate repurchasing any shares of our common stock in the near future.
Performance Graph
The following table compares MidWestOne's performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2010.

MidWestOne Financial Group, Inc.

	At
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
MidWestOne Financial Group, Inc.	100.00	131.82	89.97	49.70	45.71	80.21
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL-Midwestern Banks Index	100.00	115.59	90.09	59.27	50.23	62.38
For the years ended December 31, 2007, 2006, and 2005, our common stock was not traded on the NASDAQ Stock Market or any other stock exchange. It was only quoted on The Pink Sheets LLC. Accordingly, the prices in the graph above for such years reflect the most recent price quoted on The Pink Sheets LLC as of each such date.
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2010, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2010.  This financial data should be read in conjunction with the financial statements and the related notes thereto.
As previously discussed, on March 14, 2008, we consummated the merger with the Former MidWestOne. For accounting purposes, we were deemed to be the acquirer in the merger.  Accordingly, the financial information in the table below for years prior to December 31, 2008 is the information for the Company prior to the merger and does not include financial information for the Former MidWestOne.

	December 31,
Period Ended (In thousands, except per share data)	2010	2009	2008	2007	2006

Summary of Income Data:
Total interest income excluding loan pool participations	$68,350	$71,549	$65,747	$38,305	$35,308
Total income and discount on loan pool participations	2,631	1,809	4,459	—	—
Total interest income including loan pool participations	70,981	73,358	70,206	38,305	35,308
Total interest expense	23,116	28,243	30,395	19,038	16,759
Net interest income	47,865	45,115	39,811	19,267	18,549
Provision for loan losses	5,950	7,725	4,366	500	550
Noninterest income	14,907	12,519	5,542	8,806	7,572
Noninterest expenses	43,289	45,579	65,999	18,620	17,680
Income (loss) before income tax	13,533	4,330	(25,012)	8,953	7,891
Income tax (benefit) expense	3,403	(79)	(450)	2,305	2,093
Net income (loss)	$10,130	$4,409	$(24,562)	$6,648	$5,798
Less: Preferred stock dividends and discount accretion	868	779	—	—	—
Net income (loss) available to common shareholders	$9,262	$3,630	$(24,562)	$6,648	$5,798

Per share data:
Net income (loss) - basic	$1.08	$0.42	$(3.09)	$1.29	$1.11
Net income (loss) - diluted	1.07	0.42	(3.09)	1.29	1.11
Cash dividends declared	0.20	0.30	0.46	0.65	0.32
Book value	18.39	17.69	15.15	14.98	14.14
Net tangible book value	15.27	14.42	13.58	14.14	13.29

Selected financial ratios:
Net income (loss) to average assets	0.65%	0.29%	(1.61)%	0.98%	0.87%
Net income (loss) to average equity	6.44	2.99	(15.96)	8.83	8.16
Net income (loss) to average common equity	7.16	3.31	(15.96)	8.83	8.16
Net income (loss) to average tangible equity	6.97	3.27	(20.41)	9.37	8.69
Dividend payout ratio	18.52	71.43	NM	50.39	23.96
Total shareholders' equity to total assets	10.02	9.92	8.66	11.02	10.95
Tangible shareholders' equity to tangible assets	9.38	9.18	7.83	10.47	10.36
Tier 1 risk-based capital ratio	13.37	12.66	10.24	15.35	14.69
Net interest margin	3.43	3.27	3.29	3.27	3.12
Gross revenue of loan pools to total gross revenue	4.19	3.14	9.83	—	—
Allowance for bank loan losses to total bank loans	1.62	1.44	1.08	1.36	1.40
Allowance for loan pool losses to total loan pools	3.14	2.51	2.29	—	—
Non-performing loans to total loans	2.11	1.44	1.50	0.32	0.20
Net loans charged off to average loans	0.50	0.48	0.48	0.09	0.13

Period Ended (In thousands)	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006

Selected balance sheet data:
Total assets	$1,581,259	$1,534,783	$1,508,962	$701,983	$668,671
Total loans net of unearned discount	938,035	966,998	1,014,814	401,554	378,612
Allowance for loan losses	15,167	13,957	10,977	5,466	5,298
Loan pool participations, net	65,871	83,052	92,932	—	—
Total deposits	1,219,328	1,179,868	1,128,189	526,615	492,901
Federal funds purchased and repurchase agreements	50,194	44,973	57,299	45,997	—
Federal Home Loan Bank advances	127,200	130,200	158,782	47,000	—
Long-term debt	15,464	15,588	15,640	—	—
Total shareholders' equity	158,466	152,208	130,342	77,392	73,209

NM - Percentage calculation not considered meaningful.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. We also are headquartered in Iowa City, Iowa, and are a bank holding company under the Bank Holding Company Act of 1956 that has elected to be a financial holding company.  We also are the holding company for MidWestOne Insurance Services, Inc., which operates an insurance agency business through three offices located in central and east-central Iowa.
MidWestOne Bank operates a total of 26 branch locations, plus its specialized Home Loan Center, in 15 counties throughout central and east-central Iowa.  It provides full service retail banking in the communities in which its branch offices are and also offers trust and investment management services.
As of December 31, 2010, we had total consolidated assets of $1.6 billion, total deposits of $1.2 billion and total shareholders' equity of $158.5 million, of which $142.7 million is common shareholders' equity.  Such amounts represented slight increases of 3.0%, 3.3%, 4.1% and 4.5%, respectively, from December 31, 2009.  Net income for the year ended December 31, 2010, totaled $10.1 million, more than a twofold increase compared with net income of $4.4 million for the year ended December 31, 2009.  After subtracting dividends and discount accretion on our outstanding preferred stock, net income available to common shareholders rose in 2010 to $9.3 million, or $1.07 per diluted share, compared with net income available to common shareholders of $3.6 million, or $0.42 per diluted share, in 2009.
On March 14, 2008, we consummated our merger with the Former MidWestOne. Prior to such merger, we were named ISB Financial Corp. The results of operations for the years ended December 31, 2007 and prior, include only our stand-alone operations for such year. The results of operations for year ended December 31, 2008, include our operations for the entire year as well as the operations of Former MidWestOne for the period beginning March 15, 2008, through December 31, 2008. That is, the results of operations include approximately two and one-half months of our stand-alone operations and nine and one-half months of the operations of the Company and Former MidWestOne on a consolidated basis. The results of operations for the year ended December 31, 2009, include the operations of the combined Company for the entire period. Accordingly, the comparison of our results of operations for the year ended December 31, 2009, to the prior year often shows significant changes, many of which are largely attributable to the merger and the resulting larger entity.

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
Allowance for Loan Losses
The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of December 31, 2010, was adequate to absorb probable losses in the existing portfolio.
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

Application of Purchase Accounting
We completed the acquisition of the Former MidwestOne Financial Group, Inc., which generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles in March 2008, as well as their related useful lives, were subject to judgment and estimation by our management. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis involves the use of estimates and assumptions. Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting as a critical accounting policy.
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
In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock. At December 31, 2008, our market capitalization was less than our total shareholders' equity, providing an indication that goodwill may be impaired as of such date. Thus, we performed an impairment analysis as a result of the significant decline in our stock price. Based on this analysis, we wrote off $27.3 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger. Such charge had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's December 31, 2008 regulatory ratios were not adversely affected by this non-cash expense and exceeded the minimum amounts required to be considered ''well-capitalized.''
Our other intangible assets are core deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables.  Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Each quarter we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.  In accordance with ASC 350 (Financial Accounting Standards Board (“FASB”) Statement No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
Fair Value of Available for Sale Securities
Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or ''other than temporary.'' Declines in the fair value of available for sale securities below their cost that are deemed ''other than temporary'' are reflected in earnings as impairment losses. In determining whether other than temporary impairment exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security.

Results of Operations - Three-Year Period Ended December 31, 2010

Summary

Our consolidated net income for the year ended December 31, 2010 was $10.1 million. After subtracting preferred stock dividends and discount accretion of $0.9 million, net income available to common shareholders was $9.3 million, or $1.07 per fully-diluted share, compared to net income of $4.4 million and net income available to common shareholders of $3.6 million, or $0.42 per fully-diluted share, for the year ended December 31, 2009. The increase in consolidated net income was due primarily to increased net interest income, after provision for loan losses, of $4.5 million. We also experienced an increase in noninterest income of $2.4 million, mainly due to a decrease in other-than-temporary impairment charges on investment securities of $2.2 million, as such amount declined to $0.2 million in 2010 from $2.4 million in 2009. Finally, decreased noninterest expense provided a $2.3 million positive impact to earnings in 2010 as compared to 2009.
The consolidated net loss for the year ended December 31, 2008 was $24.6 million, or $(3.09) per fully-diluted share. After adjusting for a non-cash goodwill impairment charge of $27.3 million recorded during the fourth quarter of 2008, the Company had net income of approximately $2.7 million in 2008. The increase in consolidated net income from 2008 to 2009 was due primarily to the absence of the goodwill impairment charge. We also experienced a decrease in other than temporary impairment charges on investment securities of $3.8 million, as such amount declined to $2.4 million in 2009 from $6.2 million in 2008. Finally, increased net interest income, after provision for loan losses, of $1.9 million also had a positive impact in 2009. Partially offsetting these increases in income for 2009 was a significant increase in FDIC insurance expense of $2.6 million over 2008.
Despite the continued challenging economy during 2010, we ended the year with an allowance for loan losses of $15.2 million, which represents 76.7% coverage of our nonperforming bank loans (excluding loan pool participations) at December 31, 2010 as compared to 100.6% coverage of our nonperforming bank loans at December 31, 2009 and 72.06% at December 31, 2008.  Nonperforming loans totaled $19.8 million as of December 31, 2010 compared with $13.9 million and $15.2 million at December 31, 2009 and December 31, 2008, respectively. For the year ended December 31, 2010, the provision for loan losses decreased to $6.0 million from $7.7 million for 2009, which had been an increase from $4.4 million for 2008.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year's net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders' equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2010, under regulatory standards, MidWestOne Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	12/31/2010	12/31/2009	12/31/2008
Return on average total assets	0.65%	0.29%	(1.61)%
Return on average equity	6.44	2.99	(15.96)
Return on average common equity	7.16	3.31	(15.96)
Dividend payout ratio	18.52	71.43	NM
Average equity to average assets	10.08	9.56	10.19
Equity to assets ratio (at period end)	10.02	9.92	8.66

NM - Percentage calculation not considered meaningful.
Net Interest Income

Net interest income is the difference between interest income and fees earned on earning assets, less interest expense incurred on interest-bearing liabilities.  Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income.  Net interest margin is tax-equivalent net interest income as a percent of average earning assets.
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

Table 1 - Average Balance Sheets and Interest Rates

	Year ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$955,562	$55,055	5.76%	$990,540	$59,115	5.97%	$893,451	$53,317	5.97%
Loan pool participations (4)	78,150	2,631	3.37	92,456	1,809	1.96	72,558	4,459	6.15
Investment securities:
Taxable investments	302,435	9,667	3.20	232,656	8,797	3.78	180,787	8,222	4.55
Tax exempt investments (2)	113,136	5,950	5.26	115,309	6,146	5.33	102,035	5,625	5.51
Total investment securities	415,571	15,617	3.76	347,965	14,943	4.29	282,822	13,847	4.90
Federal funds sold and interest-bearing balances	16,982	40	0.24	26,638	58	0.22	13,561	341	2.51
Total earning assets	$1,466,265	$73,343	5.00%	$1,457,599	$75,925	5.21%	$1,262,392	$71,964	5.70%

Noninterest-earning assets:
Cash and due from banks	19,464			22,717			31,411
Premises and equipment	27,995			29,573			24,570
Allowance for loan losses	(16,958)			(15,229)			(11,231)
Other assets	62,269			48,647			52,525
Total assets	$1,559,035			$1,543,307			$1,359,667

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$487,873	$4,443	0.91%	$456,900	$4,714	1.03%	$392,603	$5,511	1.40%
Certificates of deposit	566,196	13,137	2.32	579,038	16,897	2.92	502,220	17,646	3.51
Total deposits	1,054,069	17,580	1.67	1,035,938	21,611	2.09	894,823	23,157	2.59
Federal funds purchased and repurchase agreements	43,545	303	0.70	46,515	464	1.00	55,069	1,122	2.04
Federal Home Loan Bank borrowings	132,656	4,650	3.51	149,403	5,450	3.65	135,984	5,348	3.93
Long-term debt and other	16,385	583	3.56	19,604	718	3.66	11,968	768	6.42
Total borrowed funds	192,586	5,536	2.87	215,522	6,632	3.08	203,021	7,238	3.57
Total interest-bearing liabilities	$1,246,655	$23,116	1.85%	$1,251,460	$28,243	2.26%	$1,097,844	$30,395	2.77%

Net interest spread (2)			3.15%			2.95%			2.93%

Noninterest-bearing liabilities
Demand deposits	138,682			134,175			113,695
Other liabilities	16,508			10,128			9,525
Shareholders' equity	157,190			147,544			138,603
Total liabilities and shareholders' equity	$1,559,035			$1,543,307			$1,359,667

Interest income/earning assets (2)	$1,466,265	$73,343	5.00%	$1,457,599	$75,925	5.21%	$1,262,392	$71,964	5.70%
Interest expense/earning assets	$1,466,265	$23,116	1.58%	$1,457,599	$28,243	1.94%	$1,262,392	$30,395	2.41%
Net interest margin (2)(5)		$50,227	3.43%		$47,682	3.27%		$41,569	3.29%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		324			418			213
Securities		2,038			2,149			1,545
Total tax equivalent adjustment		2,362			2,567			1,758
Net Interest Income		$47,865			$45,115			$39,811

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

Table 1 - Average Balance Sheets and Interest Rates (continued)
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the difference related to changes in outstanding balances and the increase or decrease due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2010, 2009, and 2008
	Year 2010 to 2009 Change due to			Year 2009 to 2008 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$(2,051)	$(2,009)	$(4,060)	$5,794	$4	$5,798
Loan pool participations	(225)	1,047	822	1,784	(4,434)	(2,650)
Investment securities:
Taxable investments	1,796	(926)	870	1,394	(819)	575
Tax exempt investments	(115)	(81)	(196)	699	(178)	521

Total investment securities	1,681	(1,007)	674	2,093	(997)	1,096

Federal funds sold and interest-bearing balances	(23)	5	(18)	(5,362)	5,079	(283)

Change in interest income	(618)	(1,964)	(2,582)	4,309	(348)	3,961

Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	371	(642)	(271)	1,290	(2,087)	(797)
Certificates of deposit	(367)	(3,393)	(3,760)	6,934	(7,683)	(749)

Total deposits	4	(4,035)	(4,031)	8,224	(9,770)	(1,546)

Federal funds purchased and repurchase agreements	(28)	(133)	(161)	(154)	(504)	(658)
Federal Home Loan Bank borrowings	(593)	(207)	(800)	384	(282)	102
Other long-term debt	(115)	(20)	(135)	(153)	103	(50)

Total borrowed funds	(736)	(360)	(1,096)	77	(683)	(606)

Change in interest expense	(732)	(4,395)	(5,127)	8,301	(10,453)	(2,152)

Increase (decrease) in net interest income	$114	$2,431	$2,545	$(3,992)	$10,105	$6,113

Percentage increase in net interest income over prior period			5.3%			14.7%

Earning Assets, Sources of Funds, and Net Interest Margin
 Average earning assets increased $8.7 million, or 0.6%, to $1.47 billion in 2010 as compared to $1.46 billion in 2009. Average earning assets in 2009 increased by $195.2 million, or 15.5%, from 2008.  The growth in the average balance of earning assets in 2010 was due primarily to an increase in our portfolio of investment securities of $67.6 million, mostly offset by decreases in both portfolio loan and loan pool participation balances. Growth in the average balance of earning assets in 2009 was due primarily to the assets from Former MidWestOne merger being in place for the entire 2009 versus only nine and one-half months of 2008. Additionally, our portfolio of investment securities increased $65.1 million during 2009, which contributed to the increase in average assets. Interest-bearing liabilities averaged $1.25 billion for the year ended December 31, 2010, a slight decrease of $4.8 million, or 0.4%, from the average balance for the year ended December 31, 2009. An increase in deposits of $18.1 million was offset by a decrease in borrowed funds of $22.9 million, resulting in virtually no change in average interest-bearing liabilities. Interest-bearing liabilities averaged $1.25 billion for the year ended December 31, 2009, an increase of $153.6 million, or 14.0%, from the average balance of $1.10 billion for 2008. The increase in average interest-bearing liabilities was due primarily to the liabilities from the Former MidWestOne being in place for the entire 2009 versus only nine and one-half months of 2008.
 Interest income, on a tax-equivalent basis, decreased $2.6 million, or 3.4%, to $73.3 million in 2010 from $75.9 million in 2009. Tax equivalent interest income in 2009 increased by $4.0 million, or 5.5%, from 2008.  Interest income declined in 2010 due primarily to lower yields on securities purchased to replace declining, higher yielding loan balances. In 2009, interest income grew primarily due to the earning assets from the merger with the Former MidWestOne being in place for all of 2009, partially offset by a declining interest rate environment in 2009. Our yield on average earning assets was 5.00% in 2010 compared to 5.21% in 2009 and 5.70% in 2008. This decline was due to the generally lower rate environment plus much lower yields on loan pool participations.
Interest expense decreased during 2010 by $5.1 million, or 18.2%, to $23.1 million from $28.2 million in 2009. Interest expense in 2009 decreased by $2.2 million, or 7.1%, from 2008.  The decrease in interest expense during 2010 compared to 2009 was due to the continued low interest rate environment in 2010, and its effect on liabilities repricing during the year. The decrease in interest expense during 2009 over 2008 was due to the declining deposit and debt interest rate environment in 2009, offset by volume increases from liabilities assumed in the Former MidWestOne merger being in place for the entire 2009.   The average rate paid on interest-bearing liabilities was 1.85% in 2010 compared to 2.26% in 2009 and 2.77% in 2008.
Net interest income, on a tax-equivalent basis, increased 5.3% in 2010 to $50.2 million from $47.7 million in 2009. Tax-equivalent net interest income in 2009 increased by $6.1 million, or 14.7%, from 2008.  Net interest margin, which is our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, improved to 3.43% during 2010 compared to 3.27% in 2009 and 3.29% in 2008.  The decreased yield on loans and investments during 2010 was more than offset by the lower rates paid on all categories of interest-bearing liabilities. The net interest spread, also on a tax-equivalent basis, was 3.15% in 2010 compared to 2.95% in 2009 and 2.93% in 2008.
Net interest income increased in 2010 as compared to 2009 due primarily to the decrease in interest paid on interest-bearing liabilities exceeding that being received on interest-earning assets. This is partially due to the presence of interest rate floors in portions of our loan portfolio, and improved performance by our loan pool participations. The increased net interest income for 2009 was driven primarily by net growth in the average earning balances outpacing the decreases in average interest rates.  The net growth is due primarily to the March 2008 merger with the Former MidWestOne being in place for all of 2009. The average balance sheets reflect a competitive marketplace on both the interest-earning assets and interest-bearing deposits.  The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero.
Provision for Loan Losses
The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses.  In assessing the adequacy of the allowance for loan losses, management considers the size, composition, and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to write-off a loan balance, such write-off is charged against the allowance for loan losses.
Our provision for loan losses was $6.0 million during 2010 compared to $7.7 million in 2009 and $4.4 million in 2008.  The decrease in provision expense during 2010 was reflective of our management's belief that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of December 31, 2010.  During 2010, we added to the allowance for loan losses by maintaining a provision for loan losses that was greater than our net charge-off activity.  The increase in provision expense during 2009 was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. During 2009, we added to the allowance for loan losses due primarily to higher charge-offs and increased volatility in our commercial real estate portfolio. See further discussion of the nonperforming loans, under the Nonperforming Assets section.
Sensitive assets include nonaccrual loans, loans on MidWestOne Bank's watch loan reports and other loans identified as having more than reasonable potential for loss.  Management reviews sensitive assets on at least a quarterly basis for changes in the customers' ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses.  Management also periodically reviews a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions.  The majority of these loans are being repaid in conformance with their contracts.

Noninterest Income
Table 2 - Noninterest Income

	As of December 31,
	2010	2009	% Change	2009	2008	% Change
(dollars in thousands)
Trust and investment fees	$4,556	$4,180	9.0%	$4,180	$4,011	4.2%
Service charges and fees on deposit accounts	4,042	3,988	1.4	3,988	5,611	(28.9)
Mortgage origination and loan servicing fees	3,506	2,770	26.6	2,770	907	205.4
Other service charges, commissions and fees	2,563	2,386	7.4	2,386	1,527	56.3
Bank owned life insurance income	685	778	(12.0)	778	542	43.5
Impairment losses on investment securities, net	(189)	(2,404)	(92.1)	(2,404)	(6,194)	(61.2)
Gain (loss) on sale of available for sale securities	453	813	(44.3)	813	(346)	NM
Gain (loss) on sale of premises and equipment	(709)	8	NM	8	(516)	NM
Total noninterest income	$14,907	$12,519	19.1%	$12,519	$5,542	125.9%

NM - Percentage change not considered meaningful.

Total noninterest income increased $2.4 million, or 19.1%, in 2010 from 2009, and increased $7.0 million, or 125.9%, in 2009 from 2008.   The increase in 2010 is largely due to the decrease in other-than-temporary impairment charges on investment securities of $2.2 million, as such amount declined to $0.2 million in 2010 compared to $2.4 million in 2009 and $6.2 million in 2008. The majority of the impairment charges recognized in 2010, 2009 and 2008 resulted from our investment in collateralized debt obligations backed by groups of trust preferred securities issued by multiple banks and insurance companies.

 Mortgage origination and servicing fees rose to $3.5 million in 2010, up $0.7 million, or 26.6%, from $2.8 million in 2009. The increase in mortgage origination fees was attributable to significantly higher refinancing volume of mainly single family residential real estate loans that were sold on the secondary market. This higher volume was stimulated by the low interest rate environment. Trust and investment fees increased by $0.4 million, or 9.0%, to $4.6 million for 2010 compared to $4.2 million in 2009. These improvements were partially offset by lower gains from the sale of investment securities and losses on the sale of premises and equipment. Net gains on the sale of investment securities of $0.5 million in 2010 was a decrease of $0.3 million from the $0.8 million of gains recognized in 2009. Losses on the sale of premises and equipment totaled $0.7 million for 2010 compared to a small net gain in 2009. The increased losses were related to the sale of certain bank branch buildings no longer utilized. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. In 2010, noninterest income comprised 23.7% of total revenues, compared with 21.7% for 2009 and 12.2% for 2008.
The increase in noninterest income for 2009 compared to 2008 was primarily due to the decrease in other-than-temporary impairment charges on investment securities of $3.8 million, as such amount declined to $2.4 million in 2009 compared to $6.2 million in 2008. The $1.9 million increase in mortgage origination and servicing fees to $2.8 million in 2009 compared to $0.9 million in 2008, was also a significant item.

Noninterest Expense
Table 3 - Noninterest Expense

	As of December 31,
	2010	2009	% Change	2009	2008	% Change
(dollars in thousands)
Salaries and employee benefits	$23,170	$23,152	0.1%	$23,152	$20,903	10.8%
Net occupancy and equipment expense	6,566	6,961	(5.7)	6,961	4,759	46.3
Professional fees	2,734	3,635	(24.8)	3,635	2,437	49.2
Data processing expense	1,702	1,844	(7.7)	1,844	1,860	(0.9)
FDIC insurance expense	2,850	3,244	(12.1)	3,244	595	445.2
Other operating expense	6,267	6,743	(7.1)	6,743	8,150	(17.3)
Goodwill impairment	—	—	NM	—	27,295	NM
Total noninterest expense	$43,289	$45,579	(5.0)%	$45,579	$65,999	(30.9)%

NM - Percentage change not considered meaningful.
In 2010, all noninterest expense categories experienced decreases compared with 2009, except that salaries and employee benefits showed a nominal increase. Overall, noninterest expense declined $2.3 million, or 5.0%, in 2010 as the result of efforts by management to control costs and increase operational efficiency and the closing of three bank branches. Customers formerly served by the closed locations were transitioned to other nearby branches for service. Excluding the goodwill impairment charge in 2008, the increase in total noninterest expense for 2009 to $45.6 million from $38.7 million, an increase of $6.9 million, or 17.8%, was attributable primarily to the merger with the Former MidWestOne and the full year effect of 2009.
Salary and employee benefit expense was virtually unchanged for 2010 from 2009.  The increase in 2009 over 2008 was primarily attributable to our merger with Former MidWestOne and merger-related employee expenses incurred for a full year in 2009 versus nine and one-half months in 2008, and to normal annual compensation adjustments, greater health insurance costs and increased incentives.  Full-time equivalent employee levels were 383, 406 and 411 at December 31, 2010, 2009 and 2008, respectively.
 Net occupancy and equipment expense decreased $0.4 million, or 5.7%, in 2010 compared to $2.2 million, or 46.3% increase in 2009 from 2008. The 2009 increase was due to increased property tax expense and expenses incurred attributable to the Former MidWestOne merger for a full year in 2009 versus only nine and one-half months in 2008.
 Professional fees decreased for 2010 due to lower costs associated with Sarbanes-Oxley compliance efforts. The increase in these fees for 2009 was due to implementation of Sarbanes-Oxley compliance procedures, and increased legal, accounting and other consulting expenses.
FDIC insurance expense decreased by $0.3 million in 2010 compared to a significant increase of $2.6 million for 2009. Expense was $2.9 million in 2010 compared with $3.2 million in 2009 and $0.6 million in 2008. During 2010, we saw the leveling of assessment rates as the economy stabilized. The increase in FDIC insurance expense in 2009 was primarily due to higher assessment rates, higher deposit balances, and our participation in the Temporary Liquidity Guarantee Program.  The increase in FDIC insurance expense for 2009 was also due in part to our $0.7 million share of an industry-wide special assessment by the FDIC which was recorded in the second quarter of 2009.  During 2008, we utilized credits from the Federal Deposit Insurance Reform Act of 2005 which were available to offset our deposit insurance assessments.  These credits were fully utilized in September 2008. Our share of an industry-wide FDIC assessment prepayment covering the years 2010 through 2012 collected in December 2009 was $9.2 million. The remaining prepaid expense balance of $6.6 million is reflected on our consolidated balance sheet under other assets.
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

Income Tax Expense
Our effective tax rate, or income taxes divided by income (loss) before taxes, was 25.1% for 2010 and (1.8)% for 2009. The higher effective rate in 2010 was primarily due to increased taxable income, while the effective rate in 2009 was primarily due to adjustments for benefits from our investment in tax-favored securities. Income tax increased by $3.5 million to $3.4 million in 2010 compared to a tax benefit of $0.1 million for 2009.
Income taxes increased by $0.4 million for 2009 compared with 2008 due to increased income and adjustments for benefits from our increased investment in tax-favored securities. Our consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income. The effective income tax rate as a percentage of income before tax was (1.8)% for 2009, compared with 1.8% for 2008.

Financial Condition - December 31, 2010 and 2009
Summary
Our total assets increased $46.5 million, or 3.0%, to $1.58 billion as of December 31, 2010 from $1.53 billion as of December 31, 2009. This growth resulted primarily from increased investment in securities of $95.1 million, as increased funding from deposits and retail repurchase agreements combined with the reduction of portfolio loans and loan pool participations provided excess liquidity. Our total loans outstanding (excluding loan pool participations) decreased $29.0 million, or 3.0%, to $938.0 million at December 31, 2010 from $967.0 million at December 31, 2009, primarily due to declining utilization rates on lines of credit and pay-downs on term debt as the economic environment caused many customers to actively reduce their borrowing position. Loan pool participations, net, were $65.9 million at December 31, 2010 compared to $83.1 million at December 31, 2009, a decrease of $17.2 million, or 20.7%, due to normal loan repayments and the purchase of only one loan pool during the year. We intend to exit this line of business as current balances pay down and concentrate on our our core community banking business. Our loan-to-deposit ratio, including loan pool participations, decreased to 82.5% at year-end 2010 compared to 89.2% at year-end 2009, consistent with our target of between 80% and 90%.
 Total liabilities remained mostly flat, increasing by only $40.2 million. Our deposits increased $39.5 million, or 3.3%, to $1.22 billion as of December 31, 2010 from $1.18 billion at December 31, 2009. The increase in deposits was primarily due to organic growth in consumer and public fund deposits, largely related to growth in our "Power Checking" account product, which offers a more attractive interest rate than most of our other accounts. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (CDARS) program increased by $8.5 million in 2010 to $33.0 million. We have an internal policy limit on brokered deposits of not more than 10% of our total liabilities. At December 31, 2010 brokered deposits were 2.3% of our total liabilities. Repurchase agreements were $50.2 million at December 31, 2010 compared to $43.1 million at December 31, 2009, an increase of $7.1 million, or 16.5%.
Shareholders' equity increased by $6.3 million, primarily due to 2010 net income of $10.1 million, which was partially offset by preferred and common stock dividend payments of $2.5 million.

Table 4 - Significant Balance Sheet Items

	December 31,	December 31,
	2010	2009	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$461,954	$362,903	27.3%
Net loans	922,868	953,041	(3.2)
Loan pool participations, net	65,871	83,052	(20.7)

Total Assets	$1,581,259	$1,534,783	3.0%

Liabilities
Deposits:
Noninterest bearing	$129,978	$133,990	(3.0)%
Interest bearing	1,089,350	1,045,878	4.2
Total deposits	1,219,328	1,179,868	3.3

Federal Home Loan Bank borrowings	127,200	130,200	(2.3)

Total liabilities	$1,422,793	$1,382,575	2.9%

Shareholders' equity	$158,466	$152,208	4.1%

 Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Our portfolio totaled $466.0 million at December 31, 2010 compared to $370.9 million at December 31, 2009.  The increase was due primarily to the investment of increased liquidity generated by both deposit growth and reduced loan and loan pool participation balances during 2010.  Our loan activity is discussed more fully in the Loans section and loan pool activity is discussed in the Loan Pool Participations section, while our deposit growth is discussed more fully in the Deposits section.
Securities available for sale are carried at fair value. As of December 31, 2010, the fair value of our securities available for sale was $462.0 million and the amortized cost was $456.6 million.  There were $8.9 million of gross unrealized gains and $3.5 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized gain of $5.4 million.  The after-tax effect of this unrealized gain has been included in shareholders' equity.  The decrease in the fair value as a percentage of amortized cost was due to an increase in longer term interest rates during the end of 2010, which decreased the value of our debt-related securities.
U.S. Treasury securities and U.S. government and agency securities as a percentage of total securities decreased to 17.2% at December 31, 2010, from 21.9% at December 31, 2009, while obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities decreased slightly to 41.5% at December 31, 2010, from 43.8% at December 31, 2009.  Investments in mortgage-backed securities showed the largest growth, increasing to 38.6% of total securities at December 31, 2010, as compared to 29.3% of total securities at December 31, 2009.  We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, regulatory and overall portfolio allocation. The first two factors, yield (spread to Treasury securities) and duration were primary in our decision to increase our investments in both obligations of state and political subdivisions and mortgage-backed securities.
Our investment portfolio includes an investment in collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. These six securities had an original cost of $9.75 million, but due to several impairment charges recognized during 2010, 2009 and 2008, the book value of these securities at December 31, 2010, had been reduced to $1.8 million. Two of the securities have been written down to a value of zero, with the remaining four having an average book value of 29.5% of their original face value. The market for these securities at December 31, 2010 was not active and markets for similar securities are also not active. The valuation of these securities involves evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization test and events of default/liquidation. Based on our cash flow analysis, we determined that all contractual cash flows may not be received, and $0.2 million in other-than-temporary impairment charges were recorded during 2010. This was in addition to other-than-temporary impairment charges of $1.6 million in 2009, and an other-than-temporary impairment charge of $6.2 million recognized in 2008. Any future deferrals or defaults for our pooled trust preferred collateralized debt obligations could result in additional other-than-temporary impairment charges.

 The composition of securities available for sale was as follows:

	December 31,
	2010	2009	2008
(dollars in thousands)
Securities available for sale
U.S. Treasury	$—	$—	$—
U.S. Government agency securities and corporations	80,334	81,191	73,600
States and political subdivisions	190,088	155,224	113,843
Mortgage-backed and collateralized mortgage obligations	179,784	108,576	73,077
Other securities	11,748	17,912	11,860

Fair value of securities available for sale	$461,954	$362,903	$272,380

Amortized cost	$456,560	$355,303	$271,245

Fair value as a percentage of amortized cost	101.18%	102.14%	100.42%

Securities held to maturity are carried at amortized cost. As of December 31, 2010, the amortized cost of these securities was $4.0 million and the fair value was $4.1 million.  There were $0.1 million of gross unrealized gains and no gross unrealized losses for a net unrealized gain of $0.1 million.
The composition of securities held to maturity was as follows:

	December 31,
	2010	2009	2008
(dollars in thousands)
Securities held to maturity
U.S. Treasury	$—	$—	$—
U.S. Government agency securities and corporations	—	—	—
States and political subdivisions	3,115	7,074	8,029
Mortgage-backed and collateralized mortgage obligations	50	71	96
Other securities	867	864	—

Amortized cost	$4,032	$8,009	$8,125

Fair value of securities held to maturity	$4,086	$8,118	$8,120

Fair value as a percentage of amortized cost	101.34%	101.36%	99.94%
See Note 2. "Investment Securities,'' and Note 16. "Estimated Fair Value of Financial Instruments and Fair Value Measurements" for additional information related to the investment portfolio.

The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2010 were:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Government agency securities and corporations	$13,194	3.05%	$46,497	2.43%	$17,977	2.98%	$2,666	2.90%
Obligations of states and political subdivisions (2)	12,971	4.15	72,834	4.43	64,913	5.08	39,370	5.35
Mortgage-backed and collateralized mortgage obligations	1,247	4.81	6,522	1.90	77,247	2.49	94,768	3.28
Other securities	3,518	3.81	5,955	3.96	—	—	799	1.49

Total debt securities available for sale	$30,930	3.67%	$131,808	3.58%	$160,137	3.59%	$137,603	3.85%

Securities held to maturity:
U.S. Government agency securities and corporations	$—	—%	$—	—%	$—	—%	$—	—%
Obligations of states and political subdivisions (2)	1,075	5.49	2,040	5.67	—	—	—	—
Mortgage-backed and collateralized mortgage obligations	—	—	—	—	—	—	50	6.00
Other securities	—	—	—	—	—	—	867	2.48

Total debt securities held to maturity	$1,075	5.49%	$2,040	5.67%	$—	—%	$917	2.67%

Total debt investment securities	$32,005	3.73%	$133,848	3.61%	$160,137	3.59%	$138,520	3.85%

(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 34% (the effective federal income tax rate as of December 31, 2010)
As of December 31, 2010, no issuer's securities exceeded 10% of the Company's total shareholders' equity.

Loans (Excluding Loan Pool Participations)
The composition of loans (before deducting the allowance for loan losses), was as follows:

	12/31/2010		12/31/2009		12/31/2008		12/31/2007		12/31/2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$84,590	9.0%	$92,727	9.6%	$87,682	8.6%	$16,594	4.1%	$16,874	4.4%
Commercial and financial	211,334	22.5	218,344	22.6	214,715	21.2	86,485	21.5	72,455	19.1
Credit cards	655	0.1	628	—	533	—	416	—	377	—
Overdrafts	491	0.1	643	—	1,002	0.1	608	0.2	374	0.1
Commercial real estate:
Construction & development	73,315	7.8	79,437	8.2	99,617	9.8	28,775	7.2	31,133	8.2
Farmland	76,345	8.1	88,747	9.2	94,012	9.3	16,391	4.1	17,655	4.6
Multifamily	33,451	3.6	32,455	3.4	32,122	3.2	12,305	3.1	10,037	2.6
Commercial real estate-other	210,131	22.4	196,025	20.3	195,393	19.3	100,535	25.1	93,737	24.7

Total commercial real estate	393,242	41.9	396,664	41.1	421,144	41.6	158,006	39.5	152,562	40.1
Residential real estate:
One- to four- family first liens	156,882	16.7	161,065	16.7	186,688	18.4	81,032	20.2	87,243	22.9
One- to four- family junior liens	69,112	7.4	73,665	7.6	77,377	7.6	49,934	12.4	42,046	11.0

Total residential real estate	225,994	24.1	234,730	24.3	264,065	26.0	130,966	32.6	129,289	33.9
Consumer	21,729	2.3	23,262	2.4	25,673	2.5	8,479	2.1	9,103	2.4

Total loans	$938,035	100.0%	$966,998	100.0%	$1,014,814	100.0%	$401,554	100.0%	$381,034	100.0%

Total assets	$1,581,259		$1,534,783		$1,508,962		$701,983		$668,671

Loans to total assets		59.3%		63.0%		67.3%		57.2%		57.0%
Our loan portfolio, before allowance for loan losses, decreased 3.0% to $938.0 million as of December 31, 2010 from $967.0 million at December 31, 2009.  A significant portion of the overall loan reduction occurred in residential real estate mortgage loans (not held for sale), which decreased $8.7 million, or 3.7%, to $226.0 million as of December 31, 2010, from $234.7 million at December 31, 2009. Non-real estate agricultural loans decreased 8.8% or $8.1 million to $84.6 million at December 31, 2010 from $92.7 million at the end of 2009. Commercial and financial loans declined $7.0 million, or 3.2%, during 2010. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $196.0 million and $172.5 million as of December 31, 2010 and 2009, respectively.
 Even with the blend of significant agricultural, manufacturing, academia and healthcare industries prevalent in our markets, we experienced a general lack of demand for new non-real estate debt. This trend, which seems to be widespread in the United States, appears to be driven by a lack of consumer confidence leading to a drop in demand for debt financed purchases. Although we have maintained prudent underwriting standards in 2010, when we are presented with opportunities to fund quality loans, we readily act to assist our communities at this time of economic contraction.  These things taken together have assisted us in reducing our loan to deposit ratio to 82.5% at year end 2010 from 89.2% at the end of the prior year. This is consistent with our “in the 80s” goal, which we believe balances the desire to generate attractive returns with liquidity risk.
 The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above, amounting to approximately $393.2 million and $396.7 million as of December 31, 2010 and 2009, respectively. Of this amount, $76.3 million, or 8.1%, was secured by farmland at December 31, 2010, compared to $88.7 million, or 9.2%, at December 31, 2009. Generally, these loans are collateralized by assets of the borrowers and are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans at December 31, 2010:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due in			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Varriable	Fixed	Varriable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$56,322	$20,390	$7,878	$84,590	$9,353	$46,969	$19,180	$9,088
Commercial and financial	70,333	101,656	39,345	211,334	18,374	51,959	103,417	37,584
Credit cards	655	—	—	655	—	655	—	—
Overdrafts	491	—	—	491	491	—	—	—
Commercial real estate:
Construction & development	40,741	32,051	523	73,315	20,452	20,289	9,357	23,217
Farmland	10,002	38,843	27,500	76,345	9,773	229	46,306	20,037
Multifamily	954	27,936	4,561	33,451	954	—	25,272	7,225
Commercial real estate-other	21,012	143,900	45,219	210,131	19,586	1,426	154,657	34,462

Total commercial real estate	72,709	242,730	77,803	393,242	50,765	21,944	235,592	84,941
Residential real estate:
One- to four- family first liens	8,562	44,569	103,751	156,882	8,008	554	58,897	89,423
One- to four- family junior liens	2,115	10,884	56,113	69,112	1,314	801	28,695	38,302
				—
Total residential real estate	10,677	55,453	159,864	225,994	9,322	1,355	87,592	127,725
Consumer	3,548	15,645	2,536	21,729	2,708	840	17,152	1,029

Total loans	$214,735	$435,874	$287,426	$938,035	$91,013	$123,722	$462,933	$260,367
Nonperforming Assets
It is management's policy to place commercial and mortgage loans on nonaccrual status when interest or principal is 90 days or more past due.  Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2010	2009	2008	2007	2006
(dollars in thousands)
90 days or more past due and still accruing interest	$1,579	$1,439	$3,024	$514	$395
Restructured	5,797	2,555	424	—	—
Nonaccrual	12,405	9,885	11,785	782	371

Total nonperforming loans	19,781	13,879	15,233	1,296	766

Other real estate owned	3,850	3,635	996	—	—

Total nonperforming loans and nonperforming other assets	$23,631	$17,514	$16,229	$1,296	$766

Nonperforming loans to loans, before allowance for loan losses	2.11%	1.44%	1.50%	0.32%	0.20%

Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	2.52%	1.81%	1.60%	0.32%	0.20%
We experienced an increase in total nonperforming assets during 2010 as compared to 2009.  Total nonperforming assets were $23.6 million at December 31, 2010, compared to $17.5 million at December 31, 2009, a $6.1 million, or 34.9%, increase.  Nonperforming loans increased $5.9 million during 2010, with a $0.2 million increase in nonperforming other assets (other real estate owned). The largest category of nonperforming loans was commercial real estate loans, with a balance of $8.7 million at December 31, 2010. The remaining nonperforming loans consisted of $5.1 million in agricultural, $3.6 million residential real estate, $2.2 million in commercial and financial loans, and the remaining $0.1 million being consumer loans. The rise in other real estate owned (OREO) was due primarily to increased foreclosure activity. OREO attributable to commercial real estate increased to $3.4 million at December 31, 2010 compared to $2.6 million at December 31, 2009, while same period single family residential OREO decreased to $0.3 million from $1.0 million for the same period.
 The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2010 and December 31, 2009:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
2010
Agricultural	$12	$3,323	$1,805	$5,140
Commercial and financial	56	597	1,553	2,206
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	710	—	765	1,475
Farmland	—	348	3,008	3,356
Multifamily	—	—	—	—
Commercial real estate-other	—	1,092	2,773	3,865
Total commercial real estate	710	1,440	6,546	8,696
Residential real estate:
One- to four- family first liens	696	387	2,361	3,444
One- to four- family junior liens	82	50	27	159
Total residential real estate	778	437	2,388	3,603
Consumer	23	—	113	136
Total	$1,579	$5,797	$12,405	$19,781

2009
Agricultural	$—	$—	$3,497	$3,497
Commercial and financial	256	676	2,386	3,318
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	138	434	464	1,036
Farmland	—	—	43	43
Multifamily	—	—	—	—
Commercial real estate-other	—	1,368	1,168	2,536
Total commercial real estate	138	1,802	1,675	3,615
Residential real estate:
One- to four- family first liens	927	49	2,073	3,049
One- to four- family junior liens	85	—	157	242
Total residential real estate	1,012	49	2,230	3,291
Consumer	33	28	97	158
Total	$1,439	$2,555	$9,885	$13,879

A loan is considered to be impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due.  The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal.  Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.
 The gross interest income that would have been recorded in the years ended December 31, 2010, 2009 and 2008 if the nonaccrual loans had been current in accordance with their original terms was $1.7 million, $1.7 million, and $0.6 million, respectively.  The amount of interest collected on those loans that was included in interest income was $0.4 million, $0.2 million, and $0.01 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restructured Loans
We restructure loans for our customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances. We consider the customer's past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan. All of the following factors are indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.
Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief.  Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90+ day past due or nonaccrual totals above.
During the year ended December 31, 2010, two agricultural loans were added to the restructured classification due to the modification of loan guarantees, charge-off of $500,000, and both notes being at below market interest rates with interest-only payments being required. One farmland loan related to the agricultural credits was also classified as a restructure due to having the interest rate modified to a below market rate. Two residential real estate loans were coded as restructures in 2010, with both considered workout situations by management. Finally, one home equity loan was designated a restructure due to a partial charge-off of the principal balance.
During the year ended December 31, 2009, one commercial loan became a restructured loan as the result of a modification of a loan guaranty from unlimited to a stated dollar amount in consideration of a cash payment. The loan was also granted a below market interest rate for two years, and has performed as agreed through December 31, 2010. Two additional commercial loans, both modified to interest-only payments, were restructured to ease the borrower's cash flow issues. They were rewritten in 2010 to amortize at full market terms. Four new commercial real estate loans that became restructed in 2009 relate to a single entity. These loans were changed to interest-only payments as a result of numerous forbearance agreements which were initiated during the year while the guarantors went through bankruptcy. The borrower has performed as agreed, returned to full market terms in 2010, and they were no longer considered restructured at year end 2010. An additional commercial real estate loan was added in 2009 because payments were changed to interest-only to assist with a cash flow shortage. One residential real estate loan was added, and was related to a guaranty from a failed business. One consumer loan was added in 2009. The maturity date was extended three years and the monthly payment was decreased on this consolidation of three loans.
We had $5.8 million of loans performing under restructured terms at December 31, 2010, and $2.6 million performing at December 31, 2009.

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2010	2009	2008	2007	2006
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$938,035	$966,998	$1,014,814	$401,554	$378,612
Average amount of loans outstanding for the period (net of unearned interest)	$955,562	$990,540	$893,451	$390,862	$381,269
Allowance for loan losses at beginning of period (1)	$13,957	$10,977	$5,466	$5,298	$5,227

Charge-offs:
Agricultural	$1,347	$227	$416	$2	$—
Commercial and financial	1,483	2,276	1,176	354	405
Credit cards	17	10	24	—	—
Overdrafts	59	105	150	—	—
Commercial real estate:
Construction & development	611	496	780	—	—
Farmland	—	35	15	25	—
Multifamily	—	74	45	—	—
Commercial real estate-other	870	131	965	11	—

Total commercial real estate	1,481	736	1,805	36	—
Residential real estate:
One- to four- family first liens	338	1,124	900	—	—
One- to four- family junior liens	103	405	319	42	82

Total residential real estate	441	1,529	1,219	42	82
Consumer	261	127	113	46	95

Total charge-offs	$5,089	$5,010	$4,903	$480	$582

Recoveries:
Agricultural	$5	$19	$2	$24	$1
Commercial and financial	93	101	463	100	35
Credit cards	3	4	—	—	—
Overdrafts	15	13	6	—	—
Commercial real estate:
Construction & development	8	—	3	—	—
Farmland	1	1	39	—	—
Multifamily	—	15	—	—	—
Commercial real estate-other	141	20	1	—	4

Total commercial real estate	150	36	43	—	4
Residential real estate:
One- to four- family first liens	2	33	2	—	24
One- to four- family junior liens	56	42	33	5	2

Total residential real estate	58	75	35	5	26
Consumer	25	17	21	19	37

Total recoveries	$349	$265	$570	$148	$103

Net loans charged off	$4,740	$4,745	$4,333	$332	$479
Provision for loan losses	5,950	7,725	4,366	500	550
Allowance from acquired bank	—	—	5,478	—	—

Allowance for loan losses at end of period	$15,167	$13,957	$10,977	$5,466	$5,298

Net loans charged off to average loans	0.50%	0.48%	0.48%	0.08%	0.13%
Allowance for loan losses to total loans at end of period	1.62%	1.44%	1.08%	1.36%	1.40%
(1) Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan portfolio segments as of December 31 for each of the years indicated:

	December 31,
	2010		2009		2008		2007		2006
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$827	5.5%	$1,099	7.9%	$843	7.7%	$302	5.5%	$534	10.1%
Commercial and financial	4,540	29.9	3,468	24.8	2,746	25.0	1,678	30.7	2,178	41.2
Commercial real estate	5,255	34.7	6,407	45.9	4,601	41.9	1,536	28.1	1,268	23.9
Residential real estate	2,776	18.3	2,412	17.3	2,603	23.7	473	8.7	278	5.2
Consumer	323	2.1	396	2.8	184	1.7	989	18.1	298	5.6
Unallocated	1,446	9.5	175	1.3	—	—	488	8.9	742	14.0

Total	$15,167	100.0%	$13,957	100.0%	$10,977	100.0%	$5,466	100.0%	$5,298	100.0%
This table indicates moderate growth in the allowance for loan losses as of December 31, 2010, as compared to December 31, 2009.  The table also indicates significant growth in the allowance for loan losses in commercial real estate and commercial and financial categories as of December 31, 2009, as compared to December 31, 2008.  This increase is due primarily to the allocation of the $5.5 million of the allowance for loan losses shown as acquired from the Former MidWestOne at December 31, 2008, into the appropriate loan classes, causing the increases in those specific categories. The overall increase of $3.0 million, or 27%, reflects of our increased provision for loan losses in 2009.
Loan Pool Participations
As of December 31, 2010, we had loan pool participations of $65.9 million compared to $83.1 million at December 31, 2009, both net of an allowance for loan losses of $2.1 million. Loan pools are participation interests in performing, subperforming and nonperforming loans that have been purchased from various nonaffiliated banking organizations. The Former MidWestOne had engaged in this activity since 1988. The loan pool investment balance shown as an asset on our consolidated balance sheets represents the discounted purchase cost of the loan pool participations, net of the related allowance for loan losses. We acquired new loan pool participations totaling $2.8 million during 2010, and $14.1 million during 2009. As of December 31, 2010, the categories of loans by collateral type in the loan pools were commercial real estate - 59.6%, commercial and financial loans - 9.7%, single-family residential real estate - 10.8% and other loans - 19.8%. We have minimal exposure in loan pools to consumer real estate, subprime credit or to construction and real estate development loans.
After extensive discussion and analysis of our current loan pool portfolio and servicing relationship during 2010, we have decided to exit this line of business as current balances pay down. The net “all-in” yield (excluding the purchase accounting adjustment and after all expenses) on loan pool participations was 3.88% and 3.21% for the years ended December 31, 2010 and 2009, respectively. The net yield was higher in 2010 than for 2009 due to reduced charge-off levels in the portfolio and stabilization of general economic conditions.
The loans in the pools provide some geographic diversification to our balance sheet. As of December 31, 2010, loans in the southeast region of the United States represented approximately 42.2% of the total. The northeast region region was the next largest area with 32.4%, the central with 17.9%, followed by the southwest region with 6.3% and northwest with 1.3%. The highest concentration of assets in any one state is Florida at approximately 18.8% of the basis total, with the next highest state level being Ohio at 11.3% followed by Pennsylvania at 7.6%. As of December 31, 2010, approximately 75.5% of the loans were contractually current or less than 90 days past due, while 24.5% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 24.5% contractually past due includes loans in litigation and foreclosed property. As of December 31, 2010 and 2009, loans in litigation totaled approximately $11.3 million and $17.2 million respectively, while foreclosed property was approximately $12.8 million and $10.7 million, respectively. As of December 31, 2010, our investment basis in loan pool participations was approximately 44.1% of the ''face'' amount of the underlying loans, compared to approximately 46.3% at December 31, 2009.

Other Intangible Assets
Intangible assets totaled $11.1 million and $12.2 million at December 31, 2010 and 2009, respectively. Other intangible assets declined during the year ended December 31, 2010 by $1.0 million, primarily related to core deposit amortization during the year. During 2008, we acquired the Former MidWestOne and recognized goodwill and other intangible assets in connection with the merger of $22.9 million and $13.2 million, respectively. Given the extreme volatility in the banking industry and the price of banking stocks, including our common stock, we performed an impairment analysis as of December 31, 2008 as a result of the decline in our stock to prices significantly below our book value. As a result, we recorded a goodwill impairment charge of $27.3 million during the fourth quarter of 2008, which represented all of our goodwill at December 31, 2008. We recorded no impairment charges during 2010, 2009, or 2008 related to our other intangible assets.
Deposits
As indicated in the following table, the average balances of deposit categories as a percentage of average total deposits remained largely unchanged for the year ended December 31, 2010 compared to the years ended December 31, 2009, and December 31, 2008.

	December 31,
	2010			2009			2008			2007			2006
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest bearing demand deposits	$138,682	11.6%	NA	$133,990	11.5%	NA	$118,764	11.7%	NA	$63,463	12.6%	NA	$62,650	12.6%	NA
Interest-bearing demand (NOW and money market)	420,557	35.3	1.01	395,789	33.8	1.14	283,016	27.9	1.45	164,355	32.6	1.75	176,303	35.5	1.62
Savings	67,316	5.6	0.27	61,111	5.2	0.35	109,587	10.8	1.27	28,689	5.7	0.75	28,771	5.8	0.64
Time deposits	566,196	47.5	2.32	579,038	49.5	2.92	502,220	49.5	3.51	248,377	49.2	4.71	228,309	46.0	4.08

Total deposits	$1,192,751	100.0%	1.47%	$1,169,928	100.0%	1.85%	$1,013,587	100.0%	2.28%	$504,884	100.0%	2.93%	$496,033	100.0%	2.49%
Certificates of deposit and other time deposits of $100,000 and over at December 31, 2010 had the following maturities:

(in thousands)
Three months or less	$51,887
Over three through six months	34,828
Over six months through one year	51,280
Over one year	53,569

Total	$191,564
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

	Year Ended December 31,
	2010		2009		2008
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal Home Loan Bank borrowings	$127,200	3.08%	$130,200	3.78%	$158,782	4.21%
Long-term debt	15,464	4.24	15,588	4.21	15,640	5.02
Federal funds purchased and repurchase agreements	50,194	0.70	44,973	1.01	57,299	0.92

Total	$192,858	2.55%	$190,761	3.16%	$231,721	3.45%

The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
(in thousands)
Federal Home Loan Bank borrowings	$136,200	$160,000	$159,100
Long-term debt	15,584	15,647	15,640
Federal funds purchased and repurchase agreements	55,781	55,603	60,762

Total	$207,565	$231,250	$235,502
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal Home Loan Bank borrowings	$132,656	3.51%	$149,403	3.65%	$154,218	3.47%
Long-term debt	1,554	4.24	15,614	4.21	12,337	5.02
Federal funds purchased and repurchase agreements	43,545	0.70	45,830	1.01	60,366	1.87

Total	$177,755	2.82%	$210,847	3.12%	$226,921	3.13%
Contractual Obligations
The following table summarizes contractual obligations as of December 31, 2010:

Payments due by Period:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$571,646	$362,551	$163,671	$45,424	$—
Federal funds purchased and repurchase agreements	50,194	50,194	—	—	—
Federal Home Loan Bank borrowings	127,200	41,000	40,300	35,900	10,000
Long-term debt	15,464	—	—	—	15,464
Noncancelable operating leases and capital lease obligations	798	92	198	291	217

Total	$765,302	$453,837	$204,169	$81,615	$25,681
Off-Balance Sheet Transactions
During the normal course of business, we become a party to financial instruments with off-balance sheet risk in order to meet the financing needs of our customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. We follow the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as is followed for those loans that are recorded in our financial statements.
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments.  Management does not expect any significant losses as a result of these commitments.  Off-balance sheet transactions are more fully discussed in Note 14 to our consolidated financial statements.

The following table summarizes our off-balance sheet commitments as of December 31, 2010:
Amount of Commitment - Expiration by Period:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to lend to borrowers	$191,724	$118,838	$72,886	$—	$—
Commitments to sell loans	702	702	—	—	—
Standby letters of credit	4,242	4,206	—	—	36

Total	$196,668	$123,746	$72,886	$—	$36
Capital Resources
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2010, MidWestOne Financial Group, Inc. had a total capital to total risk-weighted asset ratio of 14.63%, a Tier 1 capital to risk-weighted asset ratio of 13.37% and a Tier 1 leverage ratio of 10.45%; MidWestOne Bank had ratios of 13.21%, 11.96%, and 9.14%, respectively.  As these ratios indicate, both MidWestOne Financial Group, Inc. and MidWestOne Bank exceed the regulatory capital guidelines necessary to be considered well-capitalized.
On February 11, 2010, we filed a universal shelf-registration statement registering for future sale of up to $25.0 million of securities from time to time in one or more offerings.  Given the growth opportunities and the difficult credit market, we believe that it is prudent to have all options available to raise additional capital.  Tough economic times present both challenges and opportunities. Thus, we have positioned ourselves to raise additional capital in an efficient manner for both organic and external growth opportunities if such opportunities arise.
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
Liquidity
Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis. We adjusted our investments in liquid assets based upon management's assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. Excess liquidity is invested generally in short-term U.S. Government and agency securities, short-term state and political subdivision securities, and other investment securities.
Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold.  The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period.

Liquid assets on hand are summarized in the table below:

	Years Ended December 31,
	2010	2009	2008
	Balance	Balance	Balance
(dollars in thousands)
Cash and due from banks	$13,720	$25,452	$32,383
Interest-bearing deposits	6,077	2,136	543
Federal funds sold	726	—	—

Total	$20,523	$27,588	$32,926

Percentage of average total assets	1.3%	1.8%	2.4%
Our principal sources of funds are deposits, advances from the Federal Home Loan Bank, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our Federal Funds lines of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate advances from the Federal Home Loan Bank that were obtained at a more favorable cost than deposits. We generally managed the pricing of our deposits to maintain a steady deposit base but from time to time decided not to pay rates on deposits as high as our competition.
As of December 31, 2010, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48 percent until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59 percent. At December 31, 2010 the interest rate was 4.18 percent.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $23.1 million through the year ended December 31, 2010 and $12.6 million for the year ended December 31, 2009.
As of December 31, 2010, we had outstanding commitments to extend credit to borrowers of $191.7 million, standby letters of credit of $4.2 million, and commitments to sell loans of $0.7 million. Certificates of deposit maturing in one year or less totaled $362.6 million as of December 31, 2010. We believe that a significant portion of these deposits will remain with us upon maturity.
Inflation
The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the growth of total assets, it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.  The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans held by financial institutions.  In addition, higher short-term interest rates caused by inflation tend to increase financial institutions' cost of funds.  In other years, the reverse situation may occur.
Recent Accounting Pronouncements
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

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 loans that are accounted for individually would continue to be subject to TDR accounting guidance.  A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU was effective for the third quarter Form 10-Q.  Adoption of this ASU did not have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This ASU was effective for interim and annual reporting periods after December 15, 2010.  The Company has included these disclosures in the notes to the consolidated financial statements.

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
In addition to interest rate risk, the current economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008, 2009, and continued into 2010, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash provided by operating activities was $23.1 million during 2010, compared with $12.6 million in 2009 and $1.6 million in 2008. Proceeds from loans held for sale, net of funds used to originate loans held for sale, were a source of $0.5 million inflow for 2010, compared to $4.1 million inflow and $2.6 million outflow for 2009 and 2008, respectively.
Net cash used in investing activities was $67.4 million during 2010, compared with $41.4 million in 2009 and $14.5 million in 2008. During 2010 and 2009, securities transactions accounted for a net outflow of $99.2 million and $87.5 million, respectively, while resulting in a net cash inflow of $31.2 million for 2008. Net principal received on loans and loan pools provided $37.7 million in cash inflow for 2010, a $47.3 million inflow for 2009, and a $79.9 million outflow in 2008.
Net cash provided by financing activities was $37.2 million during 2010, compared with $23.5 million in 2009 and $29.5 million in 2008. Sources of cash for 2010 included a $39.5 million increase in net deposits and a $7.1 million increase in securities sold under agreements to repurchase, partially offset by a net decrease in federal funds purchased of $1.9 million. Increases in deposits of $51.7 million in 2009 and $14.9 million in 2008, combined with the issuance of $16.0 million in preferred stock in 2009, partially offset by a net decrease in Federal Home Loan Bank (FHLB) borrowings of $27.9 million in 2009, and $15.7 million of net proceeds from FHLB borrowings in 2008, were main sources of cash inflows.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:

•	Fed Funds lines;

•	FHLB Advances;

•	Brokered deposits;

•	Brokered repurchase agreements; and

•	Federal Reserve Bank Discount Window.

Fed Funds Lines: Routine liquidity requirements are met by fluctuations in the Bank's Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured Fed Funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current Fed Funds purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, the Bank has unsecured Fed Fund lines totaling $55.0 million, which lines are tested annually to ensure availability.
FHLB Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB advances are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 25% of total assets. Currently, the Bank has a $187.8 million advance limit with $127.2 million in outstanding advances as of December 31, 2010, leaving $60.6 million available for liquidity needs as of year-end 2010. These advances are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits: The Bank may have brokered CD lines/relationships available to help diversify its various funding sources. Brokered CDs offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered CDs are often viewed as a volatile liability by banking regulators and market participants. This viewpoint and the desire to not develop a large funding concentration in any one area, is reflected in an internal policy stating that the bank limit the use of brokered CDs as a funding source to no more than 10% of total liabilities. Board approval is required to exceed these limits. The bank will also have to maintain a “well capitalized” standing, as an “adequately capitalized" rating would require an FDIC waiver, and an “undercapitalized” rating would prohibit the bank from using brokered CDs altogether.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2010.
Federal Reserve Bank Discount Window: The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. Currently, the Bank has municipal securities with an approximate market value of $13.2 million pledged, for liquidity purposes.

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
Like most financial institutions, the Bank's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, differences in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. The Asset and Liability Committee (ALCO) seeks to manage interest rate risk under a variety of rate environments via changes in investment and funding strategies and through the structure of deposit and loan product offerings. The risk is monitored and managed within approved policy limits.
The Bank outsources interest rate risk analysis to a third-party, which utilizes a modeling program to measure the Bank's exposure to potential interest rate changes. Measuring and managing interest rate risk is a dynamic process that management performs continually with the objective of maintaining a stable net interest margin. This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks.” Management considers net interest income simulation as the best method to evaluate short-term interest rate risk (one-year time frame). The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year timeframes; and second, the impact on the market value of equity. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost / benefit of hedging strategies.
The following table shows the anticipated effect on net interest income from parallel shocks (up and down) in interest rates over the subsequent twelve month period. As of December 31, 2010, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decline in net interest income of approximately $1.6 million, or 3.3%. Although unlikely in the current low interest rate environment, a 200 basis point decrease in rates would increase net interest income by approximately $1.5 million, or 3.0%. As part of a strategy to mitigate margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining the margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise.  These loans have floor rates that are between zero and 2.0% above the fully indexed rate.  Therefore,  interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2010
Dollar change	$1,459	$1,297	$(1,275)	$(1,610)
Percent change	3.0%	2.7%	(2.6)%	(3.3)%

December 31, 2009
Dollar change	$885	$1,373	$(1,995)	$(3,310)
Percent change	1.8%	2.8%	(4.1)%	(6.8)%

The table below shows a positive (asset-sensitive) rate-sensitivity gap of $44.6 million in the one- to three-month repricing category as more assets were subject to repricing during that time period than liabilities.  On a cumulative basis, the gap remains asset sensitive, as our assets subject to repricing exceed our liabilities subject to repricing every period.  This static analysis does not capture the effect that rising interest rates are expected to have on loan prepayments. As rates rise, borrowers have little incentive to pay off fixed rate loans prior to maturity. This causes asset classes such as mortgage loans, commercial real estate and portions of the investment portfolio to experience a slow-down in principal pay offs when rates rise. This explains the difference between gap analysis showing asset sensitivity and the net interest income simulation which indicates a decrease in income as rates rise.

	Three	Over Three	One to	Three
	Months	Months to	Three	Years
	or Less	One Year	Years	or More	Total
(dollars in thousands)
Interest earning assets:
Loans and loan pool participations	$299,524	$193,253	$357,968	$138,696	$989,441
Investment securities:
Taxable investments	38,299	62,795	101,079	146,153	348,326
Tax exempt investments	5,676	17,531	35,278	59,175	117,660

Total investment securities	43,975	80,326	136,357	205,328	465,986
Federal funds and interest-bearing balances	6,803	—	—	—	6,803

Total interest earning assets	$350,302	$273,579	$494,325	$344,024	$1,462,230

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$143,598	$—	$101,985	$402,099	$647,682
Time certificates of deposit	104,507	262,801	160,137	44,201	571,646

Total deposits	248,105	262,801	262,122	446,300	1,219,328
Federal funds purchased and repurchase agreements	49,860	334	—	—	50,194
Federal Home Loan Bank borrowings	—	30,000	43,000	54,200	127,200
Other long-term debt	7,732	—	7,732	—	15,464

Total interest-bearing liabilities	$305,697	$293,135	$312,854	$500,500	$1,412,186

Interest sensitivity gap per period	$44,605	$(19,556)	$181,471	$(156,476)

Cumulative interest sensitivity gap	$44,605	$25,049	$206,520	$50,044

Interest sensativity gap ratio	1.15	0.93	1.58	0.69
Cumulative interest sensativity gap ratio	1.15	1.04	1.23	1.04

In the table above, NOW accounts and savings deposits are allocated across the repricing buckets based on deposit studies of account behavior.

 MidWestOne's funds management policy requires the subsidiary bank to maintain a cumulative rate-sensitivity ratio of 0.75 to 1.25 in the one-year timeframe.  As of December 31, 2010, the Bank was within all of its interest rate risk guidelines.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.:
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Des Moines, Iowa
March 4, 2011

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(in thousands)

	2010	2009
ASSETS
Cash and due from banks	$13,720	$25,452
Interest-bearing deposits in banks	6,077	2,136
Federal funds sold	726	—
Cash and cash equivalents	20,523	27,588
Investment securities:
Available for sale	461,954	362,903
Held to maturity (fair value 2010 $4,086; 2009 $8,118)	4,032	8,009
Loans held for sale	702	1,208
Loans	938,035	966,998
Allowance for loan losses	(15,167)	(13,957)
Net loans	922,868	953,041
Loan pool participations, net	65,871	83,052
Premises and equipment, net	26,518	28,969
Accrued interest receivable	10,648	11,534
Other intangible assets, net	11,143	12,172
Bank-owned life insurance	26,772	18,118
Other real estate owned	3,850	3,635
Deferred income taxes	6,430	5,163
Other assets	19,948	19,391
Total assets	$1,581,259	$1,534,783
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing demand	$129,978	$133,990
Interest-bearing checking	442,878	401,264
Savings	74,826	62,989
Certificates of deposit under $100,000	380,082	394,369
Certificates of deposit $100,000 and over	191,564	187,256
Total deposits	1,219,328	1,179,868
Federal funds purchased	—	1,875
Securities sold under agreements to repurchase	50,194	43,098
Federal Home Loan Bank borrowings	127,200	130,200
Deferred compensation liability	3,712	3,832
Long-term debt	15,464	15,588
Accrued interest payable	1,872	2,248
Other liabilities	5,023	5,866
Total liabilities	1,422,793	1,382,575

Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000
shares; issued 16,000 shares as of December 31, 2010 and December 31, 2009	15,767	15,699
Common stock, $1 par value; authorized 15,000,000 shares at December 31, 2010 and December 31, 2009;
issued 8,690,398 shares at December 31, 2010 and December 31, 2009; outstanding 8,614,790 shares
at December 31, 2010 and 8,605,333 shares at December 31, 2009	8,690	8,690
Additional paid-in capital	81,268	81,179
Treasury stock at cost, 75,608 shares as of December 31, 2010 and 85,065 shares at December 31, 2009	(1,052)	(1,183)
Retained earnings	55,619	48,079
Accumulated other comprehensive income (loss)	(1,826)	(256)
Total shareholders' equity	158,466	152,208
Total liabilities and shareholders' equity	$1,581,259	$1,534,783

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009, and 2008
(in thousands, except per share amounts)

	2010	2009	2008
Interest income:
Interest and fees on loans	$54,731	$58,697	$53,104
Interest and discount on loan pool participations	2,631	1,809	4,459
Interest on bank deposits	34	11	26
Interest on federal funds sold	6	47	315
Interest on investment securities:
Taxable securities	9,667	8,797	8,222
Tax-exempt securities	3,912	3,997	4,080
Total interest income	70,981	73,358	70,206

Interest expense:
Interest on deposits:
Interest-bearing checking	4,260	4,501	4,149
Savings	183	213	1,362
Certificates of deposit under $100,000	9,538	11,871	14,369
Certificates of deposit $100,000 and over	3,599	5,026	3,277
Total interest expense on deposits	17,580	21,611	23,157
Interest on federal funds purchased	6	11	67
Interest on securities sold under agreements to repurchase	297	453	1,055
Interest on Federal Home Loan Bank borrowings	4,650	5,450	5,348
Interest on other borrowings	49	60	137
Interest on long-term debt	534	658	631
Total interest expense	23,116	28,243	30,395
Net interest income	47,865	45,115	39,811
Provision for loan losses	5,950	7,725	4,366
Net interest income after provision for loan losses	41,915	37,390	35,445

Noninterest income:
Trust and investment fees	4,556	4,180	4,011
Service charges and fees on deposit accounts	4,042	3,988	5,611
Mortgage origination and loan servicing fees	3,506	2,770	907
Other service charges, commissions and fees	2,563	2,386	1,527
Bank-owned life insurance income	685	778	542
Investment securities losses, net:
Impairment losses on investment securities	(189)	(2,404)	(6,194)
Less noncredit-related losses	—	—	—
Net impairment losses	(189)	(2,404)	(6,194)
Gain (loss) on sale of available for sale securities	453	813	(346)
Gain (loss) on sale of premises and equipment	(709)	8	(516)
Total noninterest income	14,907	12,519	5,542

Noninterest expense:
Salaries and employee benefits	23,170	23,152	20,903
Net occupancy and equipment expense	6,566	6,961	4,759
Professional fees	2,734	3,635	2,437
Data processing expense	1,702	1,844	1,860
FDIC Insurance expense	2,850	3,244	595
Other operating expense	6,267	6,743	8,150
Goodwill impairment	—	—	27,295
Total noninterest expense	43,289	45,579	65,999
Income (loss) before income taxes	13,533	4,330	(25,012)
Federal and state income tax expense (benefit)	3,403	(79)	(450)
Net income (loss)	$10,130	$4,409	$(24,562)
Less: Preferred stock dividends and discount accretion	$868	$779	$—
Net income (loss) available to common shareholders	$9,262	$3,630	$(24,562)

Earnings (loss) per share:
Basic	$1.08	$0.42	$(3.09)

Diluted	$1.07	$0.42	$(3.09)

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2010, 2009, and 2008
(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Captial	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$—	$5,165	$100	$—	$72,333	$(206)	$77,392
Comprehensive income (loss):
Net loss	—	—	—	—	(24,562)	—	(24,562)
Change in net unrealized pension liability, net of tax	—	—	—	—	—	(2,425)	(2,425)
Change in net unrealized gains on securities available for sale, net of tax	—	—	—	—	—	1,058	1,058
Total comprehensive income	—	—	—	—	(24,562)	(1,367)	(25,929)
Dividends paid ($0.46 per share)	—	—	—	—	(3,955)	—	(3,955)
Stock options exercised (7.959 shares)	—	5	29	38	—	—	72
Treasure stock purchased	—	—	—	(1,253)	—	—	(1,253)
Fractional shares paid out in merger	—	—	(3)	—	—	—	(3)
Shares issued in merger (3,519,788)	—	3,520	78,245	—	—	—	81,765
Stock compensation	—	—	21	—	—	—	21
Stock option value allocated to transaction purchase price	—	—	2,365	—	—	—	2,365
Cumulative effect adjustment for postretirement split dollar life insurance benefits	—	—	—	—	(133)	—	(133)
Balance at December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342
Cumulative effect of FAS ASC 320, net of tax	—	—	—	—	3,266	(3,266)	—
Comprehensive income:
Net income	—	—	—	—	4,409	—	4,409
Change in net unrealized pension liability, net of tax	—	—	—	—	—	663	663
Change in net unrealized gains on securities available for sale, net of tax	—	—	—	—	—	3,920	3,920
Total comprehensive income	—	—	—	—	7,675	1,317	8,992
Dividends paid on common stock ($0.30 per share)	—	—	—	—	(2,602)	—	(2,602)
Dividends paid on preferred stock	—	—	—	—	(620)	—	(620)
Release of restriction on RSUs (2,278 shares)	—	—	(32)	32	—	—	—
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common warrants issued	—	—	358	—	—	—	358
Preferred stock discount accretion	57	—	—	—	(57)	—	—
Stock compensation	—	—	96	—	—	—	96
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Comprehensive income:
Net income	—	—	—	—	10,130	—	10,130
Change in net unrealized pension liability, net of tax	—	—	—	—	—	(190)	(190)
Change in net unrealized gains on securities available for sale, net of tax	—	—	—	—	—	(1,380)	(1,380)
Total comprehensive income	—	—	—	—	10,130	(1,570)	8,560
Dividends paid on common stock ($0.20 per share)	—	—	—	—	(1,722)	—	(1,722)
Dividends paid on preferred stock	—	—	—	—	(800)	—	(800)
Stock options exercised (3,953 shares)	—	—	(23)	53	—	—	30
Release of restriction on RSUs (5,604 shares)	—	—	(78)	78	—	—	—
Preferred stock discount accretion	68	—	—	—	(68)	—	—
Stock compensation	—	—	190	—	—	—	190
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009, and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$10,130	$4,409	$(24,562)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,950	7,725	4,366
Depreciation, amortization and accretion	5,742	5,844	3,200
Loss (gain) on sale of premises and equipment	709	(8)	516
Deferred income taxes	(329)	(2,284)	(3,213)
Stock-based compensation	190	96	21
Net (gain) loss on sale of available for sale securities	(453)	(813)	346
Net (gain) loss on sale of other real estate owned	(301)	184	—
Writedown of other real estate owned	112	232	516
Other-than-temporary impairment of investment securities	189	2,404	6,194
Goodwill impairment	—	—	27,295
(Increase) decrease in loans held for sale	506	4,071	(2,570)
Net change in:
Decrease (increase) in accrued interest receivable	886	202	(7,097)
Decrease (increase) in other assets	(557)	(3,747)	327
(Decrease) increase in deferred compensation liability	(120)	2,246	195
Decrease in accounts payable, accrued expenses, and other liabilities	478	(7,975)	(3,908)
Net cash provided by operating activities	$23,132	$12,586	$1,626

Cash flows from investing activities:
Available for sale securities:
Sales	$16,948	$50,179	$10,550
Maturities	176,160	74,039	45,678
Purchases	(296,271)	(211,794)	(25,021)
Held to maturity securities:
Maturities	3,966	1,876	—
Purchases	—	(1,814)	—
Federal funds sold, net	—	—	17,842
Loans made to customers, net of collections	20,480	37,457	(77,891)
Loan pool participations, net	17,181	9,880	(2,056)
Purchases of premises and equipment	(3,339)	(3,075)	(3,227)
Proceeds from sale of other real estate owned	3,717	2,558	817
Proceeds from sale of premises and equipment	2,426	51	—
Purchase of Butler Brown Insurance Agency, net of cash acquired	—	—	(993)
Activity in bank-owned life insurance:
Purchases	(8,000)	—	(63)
Increase in cash value	(654)	(778)	(528)
Acquisition of net assets in merger	—	—	20,351
Net cash used in investing activities	$(67,386)	$(41,421)	$(14,541)

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009, and 2008
(in thousands)

	2010	2009	2008
Cash flows from financing activities:
Net increase in deposits	$39,460	$51,679	$14,853
Net increase (decrease) in federal funds purchased	(1,875)	(11,175)	7,050
Net increase (decrease) in securities sold under agreements to repurchase	7,096	(1,151)	(1,748)
Proceeds from Federal Home Loan Bank advances	40,000	27,900	40,869
Repayment of Federal Home Loan Bank advances	(43,000)	(56,482)	(25,200)
Stock options exercised	30	—	72
Payments on notes payable	—	—	(1,182)
Payments on long-term debt	—	(52)	(43)
Pension plan contribution	(2,000)	—	—
Dividends paid	(2,522)	(3,222)	(3,955)
Repurchase of common stock	—	—	(1,253)
Issuance of preferred stock	—	16,000	—
Net cash provided by financing activities	$37,189	$23,497	$29,463

Increase (decrease) in cash and cash equivalents	$(7,065)	$(5,338)	$16,548
Cash and Cash Equivalents:
Beginning of period	27,588	32,926	16,378
Ending balance	$20,523	$27,588	$32,926

Supplemental disclosures:
Cash payments for:
Interest paid to depositors	$17,902	$22,194	$22,122
Interest paid on other obligations	5,591	1,214	7,237
Income taxes	4,837	829	3,903
Supplemental schedule of non-cash investing activities
Fair value of liabilities assumed	$—	$—	$720,318
Fair market value of assets acquired, including goodwill	—	—	805,562
Transfer of loans to other real estate owned	3,743	5,613	1,053

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: On March 14, 2008, MidWestOne Financial Group, Inc. merged with and into ISB Financial Corp. in accordance with the Agreement and Plan of Merger dated as of September 11, 2007. As a result of the merger, MidWestOne Financial Group, Inc (“Former MidWestOne”) ceased to exist as a legal entity and ISB Financial Corp. survived the merger and changed its name to “MidWestOne Financial Group, Inc.” The surviving organization is referred to in this document as the “Company.” Prior to the merger, ISB Financial Corp.'s wholly owned bank subsidiaries were Iowa State Bank & Trust Co. and First State Bank. Subsequent to the merger, the Company added MidWestOne Bank and MidWestOne Insurance Services, Inc. as wholly owned subsidiaries. In August 2008, the Company merged First State Bank and the Former MidWestOne Bank with and into and under the charter of Iowa State Bank and Trust Co. The resulting bank then changed its name to “MidWestOne Bank.” The Company is a bank holding company registered under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns 100% of the outstanding common stock of MidWestOne Bank, Iowa City, and 100% of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. MidWestOne Bank (the “Bank”) is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing other management services to customers.

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

Certain significant estimates: The allowance for loan losses, unrealized gains and losses on debt securities available for sale, annual impairment testing of goodwill, estimated discount rate and expected long-term rate of return used in actuarial determination of pension plan asset or liability, and the fair values of investment securities and other financial instruments involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements for the years ended December 31, 2010 and 2009 include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly owned subsidiaries which include MidWestOne Bank, a state chartered bank whose primary federal regulator is the Federal Deposit Insurance Corporation, and MidWestOne Insurance Services, Inc..  The consolidated statements of operations and cash flows for the year ended December 31, 2008 include the results of operations for the Company covering the entire year, and Former MidWestOne Bank and MidWestOne Insurance Services, Inc. from March 15, 2008 through December 31, 2008. The consolidated balance sheets as of December 31, 2010, and 2009, include the accounts and transactions of the Company and its wholly owned subsidiaries, MidWestOne Bank and MidWestOne Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

In the normal course of business, MidWestOne may enter into a transaction with a variable interest entity (“VIE”). VIEs are legal entities whose investors lack the ability to make decisions about the entity's activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. The applicable accounting guidance requires MidWestOne to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate the VIE. In performing this analysis, MidWestOne makes assumptions regarding future performance of assets held by the VIE, taking into account estimates of credit risk, estimates of fair value of assets, timing of cash flows, and other significant factors. The investment in non-marketable loan participation certificates for which MidWestOne does not have the ability to exert significant influence are accounted for using the cost method.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, amounts due from banks, and federal funds sold. Cash flows from loans originated by the Bank, deposits, federal funds purchased, and securities sold under agreements to repurchase are reported net.

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

The Company carries its investment securities at fair value and in accordance with the requirements of ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company employs valuation techniques which utilize observable inputs when those inputs are available.  These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company.  When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company's own assumptions about market participants, based on the best information available in the circumstances.  These valuation methods typically involve cash flow and other financial modeling techniques.  Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations.  ASC 820, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) is discussed in more detail in Note 16 to the consolidated financial statements.   Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity until realized.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost, that are deemed to be other than temporary, are reflected in earnings as realized losses. In determining whether other than temporary impairment exists, management considers whether: (1) we have the intent to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis; and (3) we do not expect to recover the entire amortized cost basis of the security. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Loan Pool Participations: The Company acquired its loan pool participations from the Former MidwestOne during the merger and continued in this business following the merger. However, in 2010, the Company made the decision to exit this line of business and is thus not purchasing new loan pools as existing pools pay down. The pools consist of loans to borrowers located throughout the United States.

The Company carries its investment in the loan pools as a separate earning asset on the balance sheet. Principal or interest restructures, write-downs, or writeoffs within the pools are not included in the Company's disclosures for its loan portfolio. The loan pools are managed by a non-affiliate servicer operating in Omaha, Nebraska.

Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Many of the pools consist of loans primarily secured by single-family, multi-family, and small commercial real estate. Some pools may consist of a large number of

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

small consumer loans that are secured by other assets such as automobiles or mobile homes, while other pools may consist of small to medium balance commercial loans. Some may contain a mixture of such loans and other types of loans.

The Company has invested in pools consisting of both performing loans and past-due nonperforming loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

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

Loan pool participations are shown on the Company's consolidated balance sheets as a separate asset category. The original carrying value of loan pool participations sepresents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the Servicer. The Company's investment balance is reduced as the servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

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

The Company has developed and implemented procedures to determine if accretion of the discount ("accretable yield") on the purchased loans in a pool is required under ASC Topic 310. Given the impaired nature of the loan pools typically purchased, the individual loans are evaluated for ASC Topic 310 purposes by the end of a six-month window from the date of purchase. This provides time to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans are evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower's financial condition. If all the criteria are met, the individual loan will utilize the accounting treatment required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash-basis of accounting.

In the event that a prepayment is received on a loan accounted for under ASC Topic 310, the accretable yield is recomputed and the revised amount accreted over the estimated remaining life of the loan on the level yield basis. If a loan subject to accretable yield under ASC Topic 310 fails to make timely payments, it is subject to classification and an allowance for loss would be established.

Collection expenses incurred by the servicer are netted against discount income. Discount income is added to interest income and reflected as one amount on the Company's consolidated statements of operations.

Interest income is only recognized when collected and actually remitted to the Company by the servicer for those loans subject to nonaccrual status in accordance with ASC Topic 310. Many of the pools that have been purchased by the servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the servicer is reflected in the Company's consolidated financial statements as interest income is included as part of interest income and discount on loan pool participations.

Loans held for sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained. Gains or losses on sales of mortgage loans with servicing released are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Allowance for loan losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management's periodic review of the collectiblity of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include: payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral, if the loan is collateral dependent.

Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment.

Transfers of financial assets: Revenue from the origination and sale of loans in the secondary market is recognized upon the transfer of financial assets and accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and its affiliates; (2) the transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (3) the Bank and its affiliates do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Revenue recognition: Trust fees, deposit account service charges and other fees are recognized when the services are provided or when customers use the services.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premises and equipment: Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation. The estimated useful lives and primary method of depreciation for the principal items are as follows:

Type of Assets	Years	Depreciation Method

Buildings and leasehold improvements	10 - 30	Straight-line
Furniture and equipment	3 - 10	Straight-line
Charges for maintenance and repairs are expensed as incurred. When assets are retired or disposed of the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

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

Mortgage servicing rights: Mortgage servicing rights are recorded at fair value based on comparable market quotes and assumptions through a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the consolidated statements of operations. Changes to ASC Topic 715 (EITF No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements”) finalized the accounting treatment for these policies and is effective for fiscal years beginning after December 15, 2007. As permitted by ASC Topic 715, the Company recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $133,000.

Employee benefit plans: Annual expense of a defined benefit pension plan includes service cost (measured by projected unit credit method), interest on the projected benefit obligation, actual return on plan assets and other amortization and deferred amounts specified by ASC 715. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimates. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated. Deferred benefits under a salary continuation plan are charged to expense during the period the participating employees attain full eligibility.

Stock-based compensation: The Company accounts for stock based compensation in accordance with ASC 718. Compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant.  The exercise price of options or fair value of nonvested shares granted under the Company's incentive plans is equal to the fair market value of the underlying stock at the grant date.  The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption by the Company of ASC 740 (FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes), as of January 1, 2007, resulted in no material increase or decrease for unrecognized tax benefits. Additionally, there were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2010 and 2009.

Any interest and penalties related to income taxes would be recorded as other operating expense in the consolidated statements of operations.

Preferred Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company's articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock. On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program for an aggregate purchase price of $16.0 million. Upon issuance, the fair values of the senior preferred stock and the common stock warrants were computed as if the securities were issued on a stand-alone basis.  The value of the senior preferred stock was estimated based on the net present value of the future senior preferred stock cash flows using a discount rate of 12%.  The allocated carrying value of the senior preferred stock and common stock warrants on the date of issuance (based on their relative fair values) were $15.6 million and $0.4 million, respectively. The preferred stock discount, $0.4 million, is being accreted on a 5% level yield basis over 60 months. The senior preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. Dividends are payable quarterly at the rate of 5% per annum until the fifth anniversary date of the issuance and at a rate of 9% per annum thereafter. The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months. The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.

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
Effective February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) eliminated the restrictions on a CPP participant's ability to repay the Treasury's investment until the third anniversary of the date of the Treasury's investment. Prior to ARRA, Capital Purchase Program participants were prohibited from redeeming the Treasury's senior preferred stock except with the proceeds of an offering of qualifying Tier 1 capital. ARRA now allows Capital Purchase Program participants, such as the Company, the option to repay the Treasury's investment under the Capital Purchase Program at any time without regard to whether the Company has raised new capital, subject to consultation with the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). If the Company were to repay the Treasury's investment, it would be permitted to redeem the warrant issued to Treasury for fair market value.

The Capital Purchase Program requires that the Company be subject to specified standards for executive compensation and corporate governance as long as any obligation arising from financial assistance provided under the statute remains outstanding. The U.S. Congress and the Treasury may create additional provisions that could become retroactively applicable to the senior preferred stock.

Common Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

Common Stock Warrant: In connection with the Capital Purchase Program described above, a warrant exercisable for 198,675 shares of Company common stock was issued to the Treasury. The warrant entitles the Treasury to purchase 198,675 shares of common stock at $12.08 per share at any time on or before February 6, 2019.  As noted above, under ARRA, if the Company repays the Treasury's investment in full, the Company would be permitted to redeem the warrant issued to Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the Treasury.

As holder of the common stock warrant, the Treasury is not entitled to vote, to receive dividends, or to exercise any other rights of common shareholders for any purpose until such warrants have been duly exercised. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise. The Company has filed, and will maintain at all

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

times during the period the senior preferred stock is outstanding and during the period the warrant is exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrant for the benefit of the warrant holder.

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

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2010	2009	2008
(in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income (loss)	$10,130	$4,409	$(24,562)
Preferred stock dividends and discount accretion	(868)	(779)	—
Net income available to common shareholders	$9,262	$3,630	$(24,562)

Denominator:
Weighted average shares outstanding	8,612	8,605	7,946
Basic earnings per common share	$1.08	$0.42	$(3.09)

Diluted earnings per common share computation
Numerator:
Net income (loss)	$10,130	$4,409	$(24,562)
Preferred stock dividends and discount accretion	(868)	(779)	—
Net income available to common shareholders	$9,262	$3,630	$(24,562)

Denominator:
Weighted average shares outstanding	8,612	8,605	7,946
Weighted average dilutive shares outstanding for stock options	26	—	—
	8,638	8,605	7,946
Diluted earnings per common share	$1.07	$0.42	$(3.09)

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

Trust assets: Trust assets, other than cash deposits held by the Bank in a fiduciary or agency capacity for its customers, are not included in the accompanying financial statements because such accounts are not assets of the Bank.

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
	2010	2009	2008
(in thousands)
Unrealized holding gains (losses) on securities available for sale	$(1,753)	$7,078	$1,310
Reclassification adjustment for (gains) losses realized in income	(453)	(813)	346
Cumulative effect of FASB ASC 320	—	(5,209)	—
Unrealized gain (loss) on pension	(303)	1,058	(3,845)
	(2,509)	2,114	(2,189)
Tax effects	(939)	797	(822)
Other comprehensive income (loss)	$(1,570)	$1,317	$(1,367)

The components of accumulated other comprehensive income, included in shareholders' equity, are as follows:

	Year Ended December 31,
	2010	2009	2008
(in thousands)
Unrealized gains on securities available for sale	$5,394	$7,600	$1,335
Cumulative effect of FASB ASC 320	(5,209)	(5,209)	—
Unrealized loss on pension	(3,113)	(2,810)	(3,845)
	(2,928)	(419)	(2,510)
Tax effects	(1,102)	(163)	(937)
Other comprehensive income (loss)	$(1,826)	$(256)	$(1,573)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2010:
U.S. Government agencies and corporations	$79,181	$1,492	$(339)	$80,334
State and political subdivisions	187,847	3,994	(1,753)	190,088
Mortgage-backed securities and collateralized mortgage obligations	177,453	2,743	(412)	179,784
Corporate debt securities	10,896	349	(973)	10,272
	455,377	8,578	(3,477)	460,478
Other equity securities	1,183	296	(3)	1,476
Total	$456,560	$8,874	$(3,480)	$461,954

December 31, 2009:
U.S. Government agencies and corporations	$79,503	$1,789	$(101)	$81,191
State and political subdivisions	151,628	3,801	(205)	155,224
Mortgage-backed securities and collateralized mortgage obligations	105,865	2,760	(49)	108,576
Corporate debt securities	16,778	488	(1,104)	16,162
	353,774	8,838	(1,459)	361,153
Other equity securities	1,529	298	(77)	1,750
Total	$355,303	$9,136	$(1,536)	$362,903

The amortized cost and fair value of investment securities held-to-maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2010:
State and political subdivisions	$3,115	$49	$—	$3,164
Mortgage-backed securities	50	5	—	55
Corporate debt securities	867	—	—	867
Total	$4,032	$54	$—	$4,086

December 31, 2009:
State and political subdivisions	$7,074	$104	$—	$7,178
Mortgage-backed securities	71	5	—	76
Corporate debt securities	864	—	—	864
Total	$8,009	$109	$—	$8,118

Investment securities with a carrying value of $84.8 million and $83.9 million at December 31, 2010 and 2009, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents information pertaining to securities with gross unrealized losses as of December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$12,828	$339	$—	$—	$12,828	$339
State and political subdivisions	93	53,326	1,750	112	3	53,438	1,753
Mortgage-backed securities and collateralized mortgage obligations	9	77,115	412	—	—	77,115	412
Corporate debt securities	4	799	973	—	—	799	973
Common stocks	1	71	3	—	—	71	3
Total	109	$144,139	$3,477	$112	$3	$144,251	$3,480

		As of December 31, 2009
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$10,120	$101	$—	$—	$10,120	$101
State and political subdivisions	65	11,709	116	4,616	89	16,325	205
Mortgage-backed securities and collateralized mortgage obligations	1	4,972	49	—	—	4,972	49
Corporate debt securities	4	—	—	857	1,104	857	1,104
Common stocks	4	218	77	—	—	218	77
Total	77	$27,019	$343	$5,473	$1,193	$32,492	$1,536

The Company's assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009, the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for other-than-temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit-related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in other-than-temporary impairment charges were recognized, of which $5.2 million related to noncredit-related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $5.2 million, or $3.3 million net of tax.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. The Company's mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products during 2009 and 2010, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At December 31, 2010, approximately 62% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of December 31, 2010 and 2009.

At December 31, 2010, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of this date totaled $1.8 million after other-than-temporary impairment charges of $6.2 million during 2008, $1.6 million during 2009, and $0.2 million in 2010. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems and a pre-tax charge to earnings of $6.2 million was recorded in the fourth quarter of 2008. Due to continued market deterioration in these securities during 2009 and 2010, additional pre-tax charges to earnings of $1.6 million was recorded during 2009 and $0.2 million in 2010. The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures,” which the Company adopted as of April 1, 2009. The adoption of this guidance did not have a material impact on how the Company values these securities. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other than temporary impairment. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of December 31, 2010, the Company also owned $1.5 million of equity securities in banks and financial service-related companies. Equity securities are considered to have other than temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. During 2010, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	Year Ended December 31,
	2010	2009
(in thousands)
Beginning balance	$2,613	$985
Additional credit losses:
Securities with no previous other than temporary impairment	—	—
Securities with previous other than temporary impairments	189	1,628
Ending balance	$2,802	$2,613

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturity distribution of investment debt securities at December 31, 2010, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$29,424	$29,683	$1,075	$1,084
Due after one year through five years	122,715	125,286	2,040	2,080
Due after five years through ten years	81,650	82,890	—	—
Due after ten years	44,135	42,835	867	867
Mortgage-backed securities and collateralized mortgage obligations	177,453	179,784	50	55
Total	$455,377	$460,478	$4,032	$4,086

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

Proceeds from the sale of investment securities available for sale during 2010, 2009 and 2008 were $16.9 million, $50.2 million and $10.6 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Year Ended December 31,
	2010	2009	2008
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$617	$795	$112
Gross realized losses	(1)	—	(601)
Other-than-temporary impairment	(189)	(1,628)	(5,627)
	427	(833)	(6,116)
Equity securities:
Gross realized gains	50	37	147
Gross realized losses	(213)	(19)	(4)
Other-than-temporary impairment	—	(776)	(567)
	(163)	(758)	(424)
Total net realized gains and losses	$264	$(1,591)	$(6,540)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans

The composition of loans and loan pools, and changes in the allowance for loan losses by portfolio segment, as of and for the years ended December 31, 2010 and 2009, were as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	For the Years Ended December 31, 2010 and 2009
(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2010
Allowance for loan losses:
Beginning balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957
Charge-offs	(1,347)	(1,500)	(1,481)	(441)	(320)	—	(5,089)
Recoveries	5	96	150	58	40	—	349
Provision	1,070	2,476	179	747	207	1,271	5,950
Ending balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167

Ending balance: Individually evaluated for impairment	$—	$—	$100	$10	$—	$—	$110

Ending balance: Collectively evaluated for impairment	$827	$4,540	$5,155	$2,766	$323	$1,446	$15,057

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$27	$368	$658	$259	$164	$658	$2,134

Loans receivable
Ending balance	$84,590	$212,230	$393,242	$225,994	$21,979	$—	$938,035

Ending balance: Individually evaluated for impairment	$—	$—	$447	$16	$—	$—	$463

Ending balance: Collectively evaluated for impairment	$84,590	$212,230	$392,795	$225,978	$21,979	$—	$937,572

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$409	$6,611	$40,549	$7,376	$312	$12,748	$68,005

(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2009
Allowance for loan losses:
Beginning balance	$863	$2,811	$4,710	$2,665	$323	$(395)	$10,977
Charge-offs	(227)	(2,286)	(736)	(1,529)	(232)	—	(5,010)
Recoveries	19	105	36	75	30	—	265
Provision	444	2,838	2,397	1,201	275	570	7,725
Ending balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957

Ending balance: Individually evaluated for impairment	$—	$658	$445	$168	$36	$—	$1,307

Ending balance: Collectively evaluated for impairment	$1,099	$2,810	$5,962	$2,244	$360	$175	$12,650

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$14	$428	$1,025	$41	$168	$458	$2,134

Loans receivable
Ending balance	$92,727	$219,615	$396,664	$234,730	$23,262	$—	$966,998

Ending balance: Individually evaluated for impairment	$—	$1,675	$782	$319	$42	$—	$2,818

Ending balance: Collectively evaluated for impairment	$92,727	$217,940	$395,882	$234,411	$23,220	$—	$964,180

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$774	$7,306	$56,146	$9,352	$386	$11,222	$85,186

Loan Portfolio Segment Risk Characteristics
Agricultural - Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower's control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agricultural loans is dependent upon the profitable operation or management of the agricultural entity. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Commercial and Financial - Commercial and financial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  The primary repayment risks of commercial and financial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company's ability to establish relationships with the area's largest businesses. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a continued decline in the United States economy could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Commercial Real Estate - The Company offers mortgage loans to commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. The market value of real estate securing commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Consumer - Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default.  Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles, mobile homes, and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. In addition, a continued decline in the United States economy could result in reduced employment, impacting the ability of customers to repay their obligations.

Loans acquired with deteriorated credit quality (loan pools) - The underlying loans in the loan pool participations include both fixed-rate and variable-rate instruments. No amounts for interest due are reflected in the carrying value of the loan pool participations.  Based on historical experience, the average period of collectibility for loans underlying loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Loan pool balances are affected by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower's financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general.

Charge-off Policy
The Company requires a loan to be charged-off as soon as it becomes apparent that some loss will be incurred, or when its collectability is sufficiently questionable that it no longer is considered a bankable asset. The primary considerations when

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determining if and how much of a loan should be charged-off are as follows: (1) the potential for future cash flows; (2) the value of any collateral; and (3) the strength of any co-makers or guarantors.

When it is determined that a loan requires partial or full charge-off, a request for approval of a charge-off is submitted to the Bank's President, Executive Vice President of Lending, and the Senior Regional Loan officer. The Bank's Board of Directors formally approves all loan charge-offs retroactively at the next regularly scheduled meeting. Once a loan is charged-off, it cannot be restructured and returned to the Bank's books.

The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated losses without eroding the Company's capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company's policy permits an "unallocated" allowance between 15% above and 5% below the “indicated reserve.”

Loans Reviewed Individually for Impairment
The Company identifies loans to be reviewed and evaluated individually for impairment, based on current information and events, and the probability that the borrower will be unable to repay all amounts due according to the contractual terms of the loan agreement. Specific areas of consideration include: size of credit exposure, risk rating, delinquency, nonaccrual status, and loan classification.

The level of individual impairment is measured using one of the following methods: (1) the fair value of the collateral less costs to sell - required for all loans considered to be collaterally dependent; (2) the present value of expected future cash flows, discounted at the loan's effective interest rate; or (3) the loan's observable market price. Loans that are deemed fully collateralized or have been charged down to a level corresponding with any three of the measurements require no assignment of reserves from the ALLL.

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information on the Company's TDRs by portfolio class as of December 31, 2010, 2009 and 2008:

	2010			2009			2008
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	2	$3,823	$3,323	—	$—	$—	—	$—	$—
Commercial and financial	1	600	597	3	704	676	1	359	33
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Commercial real estate:
Construction & development	—	—	—	2	441	434	—	—	—
Farmland	1	348	348	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate-other	2	1,094	1,092	4	1,383	1,368	2	392	391
Total commercial real estate	3	1,442	1,440	6	1,824	1,802	2	392	391
Residential real estate:
One- to four- family first liens	2	391	387	1	49	49	—	—	—
One- to four- family junior liens	1	91	50	—	—	—	—	—	—
Total residential real estate	3	482	437	1	49	49	—	—	—
Consumer	—	—	—	1	27	28	—	—	—
Total	9	$6,347	$5,797	11	$2,604	$2,555	3	$751	$424

TDRs for which there had been a payment default during the previous 12 months were:

	2010		2009		2008
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Agricultural	—	$—	—	$—	—	$—
Commercial and financial	—	—	1	129	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2	1,704	1	271	—	—
Total commercial real estate	2	1,704	1	271	—	—
Residential real estate:
One- to four- family first liens	2	87	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	2	87	—	—	—	—
Consumer	1	28	—	—	—	—
Total	5	$1,819	2	$400	—	$—

During the year ended December 31, 2010, two agricultural loans were added to the TDR classification. This was due to the modification of loan guarantees, charge-off of $500,000, and both notes being at below market interest rates with interest-only payments being required. One farmland loan related to the agricultural credits was also classified as a TDR due to having the interest rate modified to a below market rate. Two residential real estate loans were coded as TDR in 2010, with both considered workout situations by management. One had the loan amortization period extended to lower the monthly payments, with normally

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required private mortgage insurance ("PMI") being waived. The other was granted a below market interest rate with normally required PMI being waived. One home equity loan was designated a TDR due to a partial charge-off of the principal balance.

During 2010, one residential real estate loan that was designated a TDR due to payments being waived for nine months subsequently defaulted when normal payments resumed. In addition, two commercial real estate problem loans that had been modified to make interest-only payments in 2010, had both defaulted by year-end.

During the year ended December 31, 2009, one commercial loan was added as the result of a modification of a loan guaranty from unlimited to a stated dollar amount in consideration of a cash payment. The loan was also granted a below market interest rate for two years, and has performed as agreed through December 31, 2010. Two additional commercial loans, both related to the same borrower as one of the 2008 TDR classified commercial real estate loans, were added during 2009. Both of these loans were modified to interest-only payments to ease the borrower's cash flow issues. They were rewritten to amortize at full market terms in 2010. Four new commercial real estate loans that were coded as TDR in 2009 relate to a single entity. These loans were changed to interest-only payments as a result of numerous forbearance agreements which were initiated during the year while the guarantors went through bankruptcy. The borrower has performed as agreed, returned to full market terms in 2010, and was no longer considered a TDR at year end 2010. An additional commercial real estate loan was added in 2009 because payments were changed to interest-only to assist with a cash flow shortage. One residential real estate loan was added, and was related to a guaranty from a failed business. This borrower subsequently defaulted on repayment in 2010. One consumer loan was added in 2009. The maturity date was extended three years and the monthly payment was decreased on this consolidation of three loans. This borrower subsequently defaulted in 2010.

One commercial loan that had been designated as a TDR in 2009 due to payment modification to interest-only also defaulted in 2009.

During the year ended December 31, 2008, one commercial loan was designated a TDR due to a change in payments from fully amortizing to interest only. The business was liquidated by the borrower in 2009, and the loan paid off. Two commercial real estate loans were added due to borrower cash flow difficulties, with one loan being changed from amortizing to interest only payments for one year. It was rewritten to amortize at full market terms in 2010. The other was added due to delinquency caused by cash flow difficulties, with a below market interest rate being granted. This note subsequently defaulted in 2009, with the borrower curing the default in 2010. It remained classified as a TDR in 2010.

Loans Reviewed Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type (i.e. commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e. pass, special mention, and substandard). Loans past due 60-89 days and 90+ days, are classified special mention and substandard, respectively, for allocation purposes.

The Company's historical loss experiences for each loan type segment will be calculated using the fiscal year end data for the most recent five years as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause estimated losses to vary from historical data are to be incorporated in the form of adjustments to increase or decrease the loss rate applied to a group(s). These adjustments are required to be documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurements assumptions.

Although not a comprehensive list, the following are considered key factors and are evaluated with each calculation of the ALLL to determine if adjustments to estimated loss rates are warranted:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution's loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The effect of other external factors such as competition and legal and regulatory requirements, on the level of estimated credit losses in the bank's existing portfolio.

The items discussed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), a 75 bps additional factor is added to this subset to reflect this increased risk exposure. In addition, loans classified as substandard carry exponentially greater risk than special mention loans, and a 300 bps additional factor is applied to this respective subset of loans.

The Allowance for Loan and Lease Losses - Loan Pools
The Company requires that the loan pool ALLL will be at least sufficient to cover the next quarter's estimated charge-offs as presented by the servicer. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer is greater than the loan pool ALLL, an additional provision to cover the difference between the current ALLL and the estimated charge-offs provided by servicer is made.

Loans Reviewed Individually for Impairment
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value during the next calendar quarter. All loans that are to be charged-down are reserved against in the ALLL adequacy calculation. Loans that continue to have an investment basis that have been charged-down are monitored, and if additional impairment is noted the reserve requirement is increased on the individual loan.

Loans Reviewed Collectively for Impairment
The Company utilizes the annualized average of portfolio loan (not loan pool) historical loss per risk category over a two year period of time. Supporting documentation for the technique used to develop the historical loss rate for each group of loans is required to be maintained. It is management's assessment that the two year rate is most reflective of the estimated credit losses in the current loan pool portfolio.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company's loans and loan pools by internally assigned credit quality indicators at December 31, 2010 and 2009:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
(in thousands)
2010
Agricultural	$73,244	$2,577	$8,769	$—	$—	$84,590
Commercial and financial	175,871	18,015	17,448	—	—	211,334
Credit cards	655	—	—	—	—	655
Overdrafts	290	75	126	—	—	491
Commercial real estate:
Construction & development	50,980	17,104	5,231	—	—	73,315
Farmland	67,223	3,858	5,264	—	—	76,345
Multifamily	32,933	335	183	—	—	33,451
Commercial real estate-other	183,675	17,374	9,082	—	—	210,131
Total commercial real estate	334,811	38,671	19,760	—	—	393,242
Residential real estate:
One- to four- family first liens	144,898	6,209	5,775	—	—	156,882
One- to four- family junior liens	68,241	364	507	—	—	69,112
Total residential real estate	213,139	6,573	6,282	—	—	225,994
Consumer	21,338	120	271			21,729
Total	$819,348	$66,031	$52,656	$—	$—	$938,035

Loans acquired with deteriorated credit quality (loan pools)	$39,928	$—	$27,956	$—	$121	$68,005

2009
Agricultural	$77,163	$4,376	$11,188	$—	$—	$92,727
Commercial and financial	181,888	18,832	16,762	862	—	218,344
Credit cards	628	—	—	—	—	628
Overdrafts	619	—	24	—	—	643
Commercial real estate:
Construction & development	48,059	9,801	21,577	—	—	79,437
Farmland	79,010	5,944	3,793	—	—	88,747
Multifamily	31,913	351	191	—	—	32,455
Commercial real estate-other	170,924	15,446	9,655	—	—	196,025
Total commercial real estate	329,906	31,542	35,216	—	—	396,664
Residential real estate:
One- to four- family first liens	148,305	6,639	6,121	—	—	161,065
One- to four- family junior liens	72,786	384	485	10	—	73,665
Total residential real estate	221,091	7,023	6,606	10	—	234,730
Consumer	22,098	653	500	11	—	23,262
Total	$833,393	$62,426	$70,296	$883	$—	$966,998

Loans acquired with deteriorated credit quality (loan pools)	$57,166	$—	$27,982	$—	$38	$85,186

Special Mention - A special mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Doubtful - Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss - Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the amounts and categories of the Company's impaired loans at December 31, 2010 and 2009:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
2010
With no related allowance recorded:
Agricultural	$3,294	$3,271	$—	$4,709	$(18)
Commercial and financial	1,486	1,749	—	1,536	48
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Commercial real estate:
Construction & development	387	387	—	392	5
Farmland	3,875	3,866	—	3,866	(21)
Multifamily	—	—	—	—	—
Commercial real estate-other	1,917	1,918	—	2,000	107
Total commercial real estate	6,179	6,171	—	6,258	91
Residential real estate:
One- to four- family first liens	964	964	—	974	8
One- to four- family junior liens	11	11	—	11	1
Total residential real estate	975	975	—	985	9
Consumer	52	52	—	60	5
Total	$11,986	$12,218	$—	$13,548	$135

With an allowance recorded:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	—	—	—	—	—
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Commercial real estate:
Construction & development	451	447	100	475	28
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	—	—	—	—	—
Total commercial real estate	451	447	100	475	28
Residential real estate:
One- to four- family first liens	—	—	—	—	—
One- to four- family junior liens	16	16	10	16	—
Total residential real estate	16	16	10	16	—
Consumer	—	—	—	—	—
Total	$467	$463	$110	$491	$28

Total:
Agricultural	$3,294	$3,271	$—	$4,709	$(18)
Commercial and financial	1,486	1,749	—	1,536	48
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Commercial real estate:
Construction & development	838	834	100	867	33
Farmland	3,875	3,866	—	3,866	(21)
Multifamily	—	—	—	—	—
Commercial real estate-other	1,917	1,918	—	2,000	107
Total commercial real estate	6,630	6,618	100	6,733	119
Residential real estate:
One- to four- family first liens	964	964	—	974	8
One- to four- family junior liens	27	27	10	27	1
Total residential real estate	991	991	10	1,001	9
Consumer	52	52	—	60	5
Total	$12,453	$12,681	$110	$14,039	$163

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
2009
With no related allowance recorded:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	397	397	—	494	34
Credit cards	—	—	—	—	—
Overdrafts	—	—	—	—	—
Commercial real estate:
Construction & development	—	—	—	—	—
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	360	360	—	436	15
Total commercial real estate	360	360	—	436	15
Residential real estate:
One- to four- family first liens	467	467	—	488	1
One- to four- family junior liens	—	—	—	—	—
Total residential real estate	467	467	—	488	1
Consumer	—	—	—	—	—
Total	$1,224	$1,224	$—	$1,418	$50

With an allowance recorded:
Agricultural	$—	$—	$—	$—
Commercial and financial	1,681	1,651	658	1,776	103
Credit cards	—	—	—	—	—
Overdrafts	24	24	12	—	—
Commercial real estate:
Construction & development	577	568	415	612	45
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	39	39	24	41	2
Total commercial real estate	616	607	439	653	47
Residential real estate:
One- to four- family first liens	367	364	91	400	24
One- to four- family junior liens	132	131	84	140	8
Total residential real estate	499	495	175	540	32
Consumer	42	42	23	46	2
Total	$2,862	$2,819	$1,307	$3,015	$184

Total:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	2,078	2,048	658	2,270	137
Credit cards	—	—	—	—	—
Overdrafts	24	24	12	—	—
Commercial real estate:
Construction & development	577	568	415	612	45
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	399	399	24	477	17
Total commercial real estate	976	967	439	1,089	62
Residential real estate:
One- to four- family first liens	834	831	91	888	25
One- to four- family junior liens	132	131	84	140	8
Total residential real estate	966	962	175	1,028	33
Consumer	42	42	23	46	2
Total	$4,086	$4,043	$1,307	$4,433	$234

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company's past due and nonaccrual loans at December 31, 2010 and 2009:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
(in thousands)
2010
Agricultural	$2,910	$45	$257	$3,212	$81,378	$84,590	$12
Commercial and financial	1,671	911	1,026	3,608	207,726	211,334	56
Credit cards	—	—	—	—	655	655	—
Overdrafts	109	15	2	126	365	491	—
Commercial real estate:
Construction & development	633	214	1,220	2,067	71,248	73,315	710
Farmland	—	—	2,869	2,869	73,476	76,345	—
Multifamily	—	—	—	—	33,451	33,451	—
Commercial real estate-other	417	42	1,290	1,749	208,382	210,131	—
Total commercial real estate	1,050	256	5,379	6,685	386,557	393,242	710
Residential real estate:
One- to four- family first liens	2,389	801	2,972	6,162	150,720	156,882	696
One- to four- family junior liens	520	85	109	714	68,398	69,112	82
Total residential real estate	2,909	886	3,081	6,876	219,118	225,994	778
Consumer	45	147	132	324	21,405	21,729	23
Total	$8,694	$2,260	$9,877	$20,831	$917,204	$938,035	$1,579

2009
Agricultural	$397	$—	$3,497	$3,894	$88,833	$92,727	$—
Commercial and financial	872	496	1,582	2,950	215,394	218,344	256
Credit cards	—	—	18	18	610	628	—
Overdrafts	52	2	—	54	589	643	—
Commercial real estate:
Construction & development	—	1,911	601	2,512	76,925	79,437	138
Farmland	493	312	—	805	87,942	88,747	—
Multifamily	—	—	—	—	32,455	32,455	—
Commercial real estate-other	278	1,074	1,048	2,400	193,625	196,025	—
Total commercial real estate	771	3,297	1,649	5,717	390,947	396,664	138
Residential real estate:
One- to four- family first liens	2,967	1,041	2,830	6,838	154,227	161,065	927
One- to four- family junior liens	319	93	167	579	73,086	73,665	85
Total residential real estate	3,286	1,134	2,997	7,417	227,313	234,730	1,012
Consumer	233	189	111	533	22,729	23,262	33
Total	$5,611	$5,118	$9,854	$20,583	$946,415	$966,998	$1,439

Non-accrual and Delinquent Loans
Loans are placed on non-accrual when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more (unless the loan is both well secured with marketable collateral and in the process of collection). All loans rated doubtful or worse are placed on non-accrual.

A non-accrual asset may be restored to an accrual status when (1) all past due principal and interest has been paid (excluding renewals and modifications that involve the capitalizing of interest) or (2) the loan becomes well secured and is in the process of collection. An established track record of performance is also considered when determining accrual status.

Delinquency status of a loan is determined by the number of days that have elapsed past the loan's payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
(in thousands)
Agricultural	$1,805	$3,497
Commercial and financial	1,553	2,386
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction & development	765	464
Farmland	3,008	43
Multifamily	—	—
Commercial real estate-other	2,773	1,168
Total commercial real estate	6,546	1,675
Residential real estate:
One- to four- family first liens	2,361	2,073
One- to four- family junior liens	27	157
Total residential real estate	2,388	2,230
Consumer	113	97
Total	$12,405	$9,885

As of December 31, 2010, the Company had no commitments to lend additional funds to any borrowers who have nonperforming loans.

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2010 and 2009, is as follows:

	2010	2009
(in thousands)
Balance at beginning of year	$83,052	$92,932
Purchases	2,829	14,149
Principal payments	(17,481)	(19,600)
Net charge-offs	(2,529)	(4,429)
Balance at end of year	$65,871	$83,052

Total face value at end of year	$154,171	$179,264

ASC Topic 310 (Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.

The Company evaluated all loans under the ASC Topic 310 criteria as of December 31, 2010 and 2009 and determined that certain loans did not meet the criteria for level-yield income recognition required by ASC Topic 310. The outstanding balance of those loans was $143.2 million with a carrying value of $59.4 million as of December 31, 2010, and $121.1 million and $54.2 million, respectively, as of December 31, 2009.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding balances and carrying values as of December 31, 2010 and 2009, of the loans purchased that met the level-yield income recognition criteria under ASC Topic 310 are as follows:

	December 31,
	2010	2009
(in thousands)
Agricultural	$120	$—
Commercial	755	105
Real Estate:
1-4 family residences	600	826
Agricultural	208	227
Land development	18	22
Multifamily residences	639	992
Commercial	6,178	8,213
Total real estate	7,643	10,280
Loans to individuals	10	16

Total	$8,528	$10,401

Carrying amount, net of allowance of $115 and $47, respectively	$8,413	$10,354

Changes in accretable yield on the loans that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

	Accretable Yield December 31,
	2010	2009
(in thousands)
Balance at beginning of year	$4,629	$2,175
Additions	1,111	3,167
Accretions	(756)	(1,005)
Reclassifications (to)/from nonaccretable differences	(709)	292
Balance at end of year	$4,275	$4,629

Cash flows expected to be collected at acquisition	$17,167	$24,402

Basis in acquired loans at acquisition	10,974	17,116

Note 4.	Premises and Equipment

Premises and equipment as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
(in thousands)
Land	$5,352	$3,355
Buildings and leashold improvements	29,783	27,390
Furniture and equipment	15,186	11,411
	50,321	42,156
Accumulated depreciation and amortization	23,803	13,187
	$26,518	$28,969

Premises and equipment depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $2.7 million, $2.8 million and $2.4 million, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Goodwill and Other Intangible Assets

Goodwill is subject to impairment testing at least annually under the provisions of ASC Topic 350.

The Company tested goodwill for impairment during the quarter ended December 31, 2008 and determined that there was impairment due to the extreme volatility in the banking industry and the resulting impact such volatility had on the Company's stock price by December 31, 2008. Consequently, an impairment charge totaling $27.3 million was taken during the fourth quarter of 2008.

Other intangible assets decreased to $11.1 million as of December 31, 2010, from $12.2 million as of December 31, 2009, as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful life of the core deposit intangible, customer list intangible and insurance agency intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives.

The trade name intangible is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The following table summarizes the amounts and carrying values of intangible assets as of December 31, 2010 and 2009:

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
(dollars in thousands)	(years)
December 31, 2010
Other intangible assets:
Insurance agency intangible	10	$1,320	$434	$886
Core deposit premium	8	5,433	2,470	2,963
Trade name intangible	—	7,040	—	7,040
Customer list intangible	13	330	76	254
Total		$14,123	$2,980	$11,143

December 31, 2009
Other intangible assets:
Mortgage servicing rights	6	$321	$321	$—
Insurance agency intangible	11	1,320	246	1,074
Core deposit premium	9	5,433	1,655	3,778
Trade name intangible	—	7,040	—	7,040
Customer list intangible	14	330	50	280
Total		$14,444	$2,272	$12,172

The following table summarizes future amortization expense of intangible assets. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful lives of the respective intangible assets:

	Insurance	Core	Customer
	Agency	Deposit	List
	Intangible	Premium	Intangible	Totals
(in thousands)
Year ended December 31,
2011	$155	$716	$24	$895
2012	139	617	23	779
2013	122	519	22	663
2014	105	420	22	547
2015	89	321	21	431
Thereafter	276	370	142	788
Total	$886	$2,963	$254	$4,103

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $275.5 million and $193.6 million at December 31, 2010 and 2009, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The fair value of mortgage servicing rights included in other assets at December 31, 2010 and 2009, was $0.8 million and $0.1 million, respectively. Mortgage servicing rights are recorded at fair value based on comparable market quotes and assumptions through a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Note 7.	Certificates of Deposit

At December 31, 2010, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2011	$362,551
2012	89,531
2013	74,140
2014	43,738
2015	1,686
Thereafter	—
Total	$571,646

Note 8.	Federal Home Loan Bank and Other Borrowings

The Bank is a member of The Federal Home Loan Bank of Des Moines and, as of December 31, 2010 and 2009, held Federal Home Loan Bank (FHLB) stock totaling $10.6 million and $9.0 million, respectively, which is recorded in other assets. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. As of December 31, 2010 and 2009, the borrowings were as follows:

	2010	2009
(in thousands)
Due in 2010, 2.86% to 5.44%	$—	$37,000
Due in 2010, 5.41% to 5.41%, callable quarterly	—	6,000
Due in 2011, 2.89% to 5.02%	41,000	41,000
Due in 2012, 1.82% to 4.33%	18,000	8,000
Due in 2013, 1.42% to 5.97%	17,300	12,300
Due in 2013, 2.63% to 2.63%, callable quarterly	5,000	5,000
Due in 2014, 2.73% to 3.40%	25,900	20,900
Due in 2015, 2.68% to 3.00%	10,000	—
Due in 2016, 2.46% to 2.46%	5,000	—
Due in 2017, 2.78% to 2.78%	5,000	—
Total	$127,200	$130,200

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities sold under repurchase agreements with balances of $50.2 million and $43.1 million as of December 31, 2010 and 2009, respectively, are used by the Company to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of U.S. Treasury securities, U.S. Government agencies or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them within one to four days after the transaction date at that same price plus interest accrued at an agreed upon rate. The weighted average interest rate on these agreements was 0.65% and 0.90% at December 31, 2010 and 2009, respectively.

Note 9.	Long-Term Debt

In connection with the Company's merger with the Former MidWestOne in March 2008, the Company acquired $15.6 million in long-term subordinated debt from the Former MidwestOne's participation in the issuance of a pooled trust preferred security. The junior subordinated debentures supporting the trust preferred securities have a 35-year maturity, do not require any principal amortization and are callable in five years at par at the Company's option. The interest rate is fixed on $7.8 million of the debt and variable on the remaining balance of the debt. The fixed interest rate is at 6.48% and the variable rate is based on the three month LIBOR rate plus 1.59% with interest payable quarterly. Beginning on December 15, 2012, the interest rate on the entire balance of the debt is variable based on the three month LIBOR rate plus 1.59%. At December 31, 2010, the variable interest rate was at 4.18%. During the year the interest rate ranged from 4.30% to 4.16%. Interest expense recorded during 2010 and 2009 was $0.5 million and $0.7 million, respectively.

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	December 31,
	2010	2009	2008
(in thousands)
Current:
Federal	$2,892	$1,689	$2,128
State	840	516	635
Deferred	(329)	(2,284)	(3,213)
Total income tax provision (benefit)	$3,403	$(79)	$(450)

The income tax provisions for the years ended December 31, 2010, 2009 and 2008 were less than the amounts computed by applying the maximum effective federal income tax rate of 34% to the income before income taxes because of the following items:

	2010	2009	2008
(in thousands)
Expected provision (benefit)	$4,601	$1,472	$(8,504)
Tax-exempt interest, net	(1,374)	(1,524)	(1,418)
Life insurance	(222)	(264)	(179)
State income taxes, net of federal income tax benefit	428	173	137
Non-deductible goodwill impairment	—	—	9,280
Other	(30)	64	234
Total income tax provision (benefit)	$3,403	$(79)	$(450)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets as of December 31, 2010 and 2009 consisted of the following components:

	December 31,
	2010	2009
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$6,396	$6,002
Deferred compensation	1,273	1,426
Net operating losses	2,196	2,203
Impairment losses on securities	3,177	3,249
Pension liability	1,161	1,048
Nonaccrual interest	458	269
Other	854	620
Gross deferred tax assets	15,515	14,817

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	733	760
Federal Home Loan Bank stock	129	130
Purchase accounting adjustments	1,817	2,648
Mortgage servicing rights	341	52
Prepaid expenses	1,238	446
Unrealized gains on investment securities	2,002	2,827
Deferred loan fees	87	18
Other	175	239
Gross deferred tax liabilities	6,522	7,120
Net deferred income tax asset	8,993	7,697
Valluation allowance	2,563	2,534
Net deferred tax asset	$6,430	$5,163

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry forwards and certain impairment losses on investment securities. The Iowa net operating loss carry forwards will expire, if not utilized, between 2010 and 2025. The Company has recorded a valuation allowance to reduce the net operating loss carry forwards and certain impairment losses on securities. As of December 31, 2010 and 2009, the Company believed it was more likely than not that the Iowa net operating loss carry forwards and certain impairment losses on securities would not be fully realized.

A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2010 and 2009.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Pension and Other Postretirement Benefit Plans

Prior to the merger, the Bank sponsored a noncontributory defined benefit pension plan for substantially all its employees. Effective December 31, 2007, the Bank elected to curtail the plan by limiting this employee benefit to those employees vested as of December 31, 2007. The following table sets forth the plan's funded status and amounts recognized in the accompanying financial statements as of December 31, 2010, 2009 and 2008:

	Pension Benefits
	2010	2009	2008
(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,750	$10,571	$10,049
Service cost	—	—	—
Interest cost	615	612	611
Actuarial (gain) loss	594	(5)	330
Disbursements paid	(466)	(428)	(419)
Curtailment	—	—	—
Projected benefit obligation at the end of year	$11,493	$10,750	$10,571

Change in plan assets:
Fair value of plan assets at the beginning of year	$8,800	$7,679	$10,703
Actual return on plan assets	905	1,549	(2,605)
Employer contributions	2,000	—	—
Disbursements paid	(466)	(428)	(419)
Fair value of assets at the end of year	$11,239	$8,800	$7,679

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2010	2009	2008
(in thousands)
Other liabilities	$(254)	$(1,950)	$(2,892)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits
	2010	2009	2008
(in thousands)
Net transition assets	$125	$166	$207
Net actuarial loss	(3,238)	(2,976)	(4,052)
Deferred tax effect	1,161	1,048	1,420
Total	$(1,952)	$(1,762)	$(2,425)

The accumulated benefit obligation for the defined benefit pension plan was $11.5 million, $10.8 million and $10.6 million at December 31, 2010, 2009 and 2008, respectively.

	December 31,
	2010	2009	2008
(in thousands)
Projected benefit obligation	$11,493	$10,750	$10,571
Accumulated benefit obligation	$11,493	$10,750	$10,571
Fair value of plan assets	$11,239	$8,800	$7,679

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	2010	2009	2008
(in thousands)
Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	615	612	611
Expected return on plan assets	(687)	(635)	(893)
Amortization of net actuarial losses	114	180	—
Amortization of prior service cost	—	—	—
Amortization of transition asset	(41)	(41)	(41)
Curtailment	—	—	—
Total net periodic pension cost (benefit)	$1	$116	$(323)

The following summarizes other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2010 and 2009:

	Pension Benefits
	2010	2009
(in thousands)
Net actuarial (gain) loss	$376	$(919)
Prior service cost (credit)	—	—
Amortization of transition obligation	41	41
Amortization of prior period service cost	—	—
Amortization of net actuarial (gain) loss	(114)	(180)
Total recognized in other comprehensive income	303	(1,058)
Total recognized in net periodic benefit costs and other comprehensive income	$304	$(942)

The estimated net transition obligation, prior service cost and estimated net loss for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $41,000, $0 and $143,000, respectively.

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, 2010, 2009 and 2008 were as follows:

	Pension Benefits
	2010	2009	2008
Discount Rate	5.44%	5.90%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

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

With the increased value of plan assets during 2010 approaching the amount of the projected benefit obligation, the Company's investment strategy changed to maintain a targeted mix of investments with 60% fixed income securities, 39% equities and 1% cash or cash equivalents. The objective of this strategy change was to conserve realized investment gains in preparation for plan liquidation.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's pension plan assets at December 31, 2010, by asset category were as follows:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Asset Category
Cash	$109	$—	$109	$—
Mutual funds: (a)
U.S. government agencies	549	549	—	—
Corporate bonds	3,005	3,005	—	—
Other fixed income	3,016	—	3,016	—
U.S. common stock	3,991	1,142	2,849	—
International common stock	569	—	569	—
Total	$11,239	$4,696	$6,543	$—

(a) 58% of the Company's mutual funds are invested in fixed income securities and 41% in equity securities, with the remaining 1%
maintained as cash.

The Company contributed $2.0 million to its pension plan in 2010, and expects to contribute an additional $0.5 million in 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in future periods:

Pension
(in thousands)	Benefits
2011	$428
2012	438
2013	472
2014	517
2015	557
Years 2016-2020	$3,488

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee's salary. The 401(k) contribution expense for this plan totaled $614,000, $630,000 and $505,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee's salary. The ESOP contribution expense for this plan totaled $266,000, $268,000 and $452,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a salary continuation plan for several officers and directors. This plan provides annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2010, 2009 and 2008 totaled $320,000, $260,000 and $225,000, respectively. To provide the retirement benefits, the Company carries life insurance policies with cash values totaling $12.6 million, $12.1 million and $11.6 million at December 31, 2010, 2009 and 2008, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Stock Compensation Plans

The Company maintains the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the "Plan") as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 750,000 total shares of the Company's common stock as stock options, stock appreciation rights, stock awards (including restricted stock units) and cash incentive awards to eligible individuals. As of December 31, 2010 and 2009, 478,461 and 500,471 shares, respectively, of the Company's common stock remained available for future awards under the Plan.

During 2010, the Company recognized $188,000 of stock based compensation expense, which consisted of $50,000 of expense related to restricted stock unit grants and $138,000 of expense related to stock option grants. In comparison, during 2009, the Company recognized $86,000 of stock based compensation expense, which consisted of $38,000 for restricted stock unit grants and $48,000 for stock option grants, while total stock based compensation expense in 2008 was $66,000 ,which consisted of $25,000 for restricted stock unit grants and $41,000 for stock option grants.

Incentive Stock Options:
The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company's consolidated statements of operations over the requisite service periods using a straight-line method. Since stock-based compensation expense is based on awards ultimately expected to vest, the expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The stock options have a maximum term of ten years, an exercise price equal to the fair market value of a share of stock on the date of grant and vest 25% per year over a four-year period, with the first vesting date being the one-year anniversary of the grant date.

There were no stock option grants during 2010. During 2009, the Company granted options to purchase up to 36,100 shares of common stock to officers of the Company at a weighted-average exercise price of $8.69 per share, which was equal to the the closing stock price of the Company's common stock on the date of grant. The awards vest over a four-year period, with the first vesting date being the one-year anniversary of the grant date, and have a ten-year term.

The following is a summary of stock option activity for the year ended December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at January 1, 2010	219,994	$16.72
Granted	—	—
Exercised	(3,953)	7.95
Forfeited	(10,265)	19.06
Expired	—	—
Outstanding at December 31, 2010	205,776	16.77	3.92	$261
Exercisable at December 31, 2010	171,951	18.05	3.11	87

During 2010, the Company received $30,000 of cash from the exercise of stock option awards and recorded a $2,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $19,000 from the exercise of these stock options during 2010. In comparison, Plan participants realized an intrinsic value of $0 and $52,000 from the exercise of stock options during 2009 and 2008, respectively. As of December 31, 2010, the total compensation costs related to nonvested stock options that have not yet been recognized totaled $87,000 and the weighted-average period which these costs are expected to be recognized over is approximately 1.9 years.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units:
Under the Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of the grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of awards ultimately expected to vest. Each restricted stock unit entitles the recipient to receive one share of stock on the vesting date. Generally, the restricted stock units vest 25% per year over a four-year period, with the first vesting date being the one-year anniversary of the grant date, or 100% upon the death, disability, retirement or change of control (as defined in the Plan) of the Company. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock unit award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	17,604	$12.16
Granted	33,500	9.43
Vested	(5,604)	12.74
Forfeited	(1,125)	10.27
Nonvested at December 31, 2010	44,375	10.08

The fair value of restricted stock unit awards that vested during 2010 was $61,000, compared to $24,000 and $0 during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $328,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.7 years.

Value Information:
The Company uses the modified Black-Scholes option pricing model ("Black-Scholes model") for determining the fair value of stock options issued to employees and directors. The determination of the fair value of share-based payment awards using the Black-Scholes model is impacted by the Company's stock price on the date of grant as well as several assumptions used as inputs into the model. The assumptions include the risk-free interest rate at grant date, expected stock volatility, expected dividend payout, and expected option life.

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company's stock options. The expected volatility input into the model takes into account the historical volatility of the Company's stock over the period that it has been publicly traded or the expected term of the option. The expected dividend yield assumption is based upon the Company's historical dividend payout determined at the date of grant, if any.

The following are the assumptions used to determine the weighted-average fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended
	December 31,
	2010*	2009	2008
Grant date fair value per share	N/A	$3.02	$6.51
Significant assumptions:
Risk-free interest rate at grant date	N/A	2.89%	1.55%
Expected stock price volatility	N/A	53.00%	47.00%
Expected divident payout	N/A	4.80%	3.92%
Expected option life, in years	N/A	10.00	5.00

* - No stock option awards were granted in 2010.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank's board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the following table.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements is presented below:

				To Be Well
				Capitalized
			For Capital	Under Prompt
			Adequacy	Corrective Action
	Actual		Purposes	Provisions
	Amount	Ratio	Ratio	Ratio
(dollars in thousands)
At December 31, 2010:
Consolidated:
Total risk based capital	$179,963	14.63%	8.00%	—
Tier 1 risk based capital	164,429	13.37	4.00	—
Leverage ratio	164,429	10.45	4.00	—
MidWestOne Bank:
Total risk based capital	$156,602	13.21%	8.00%	10.00%
Tier 1 risk based capital	141,754	11.96	4.00	6.00
Leverage ratio	141,754	9.14	4.00	5.00

At December 31, 2009:
Consolidated:
Total risk based capital	$169,149	13.92%	8.00%	—
Tier 1 risk based capital	153,881	12.66	4.00	—
Leverage ratio	153,881	10.01	4.00	—
MidWestOne Bank:
Total risk based capital	$156,413	12.94%	8.00%	10.00%
Tier 1 risk based capital	141,287	11.69	4.00	6.00
Leverage ratio	141,287	9.23	4.00	5.00

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to pay dividends to its shareholders is dependent upon dividends paid by the Bank to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount of dividends it may pay. In addition, as previously noted, subsequent to December 31, 2008, the Bank's board of directors adopted a capital policy requiring it to maintain a ratio of Tier 1 capital to total assets of at least 8% and a ratio of total capital to risk-based capital of at least 10%. Maintenance of these ratios also could limit the ability of the Bank to pay dividends to the Company.

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $11.0 million and $11.1 million as of December 31, 2010 and 2009, respectively.

Note 14.	Commitments and Contingencies

Financial instruments with off-balance sheet risk: The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank's commitments at December 31, 2010 and 2009, is as follows:

	December 31,
	2010	2009
(in thousands)
Commitments to extend credit	$191,724	$168,450
Standby letters of credit	4,242	4,035
Total	$195,966	$172,485

The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2010, 2009 and 2008, no amounts were recorded as liabilities for the Bank's potential obligations under these guarantees.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the Bank's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank's market areas. Although the loan portfolio of the Bank is diversified, approximately 66% of the loans are real estate loans and approximately 17% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. Investment securities of Iowa political subdivisions totaled $118.6 million as of December 31, 2010. No individual municipality exceeded $5.0 million.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
(in thousands)
Balance, beginning	$32,889	$32,455
Net increase (decrease) due to change in related parties	(50)	—
Advances	6,482	17,861
Collections	(8,740)	(17,427)
Balance, ending	$30,581	$32,889

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $8.6 million and $5.2 million as of December 31, 2010 and 2009, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation methods for instruments measured at fair value on a recurring basis
Securities Available for Sale - The Company's investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

Mortgage Servicing Rights - The Company recognizes the rights to service mortgage loans for others on residential real estate loans internally originated and then sold. Mortgage servicing rights are recorded at fair value based on comparable market quotes and assumptions, through a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Because many of these inputs are unobservable, the valuations are classified as Level 3.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$80,334	$—	$80,334	$—
State and policitical subdivisions	190,088	—	190,088	—
Residential mortgage-backed securities	179,784	—	179,784	—
Commercial mortgage-backed securities	—	—	—	—
Corporate debt securities	9,473	—	9,473	—
Collateralized debt obligations	799	—	—	799
Total available for sale debt securities	460,478	—	459,679	799
Available for sale equity securities:
Financial services industry	1,476	1,476	—	—
Total available for sale equity securities:	1,476	1,476	—	—
Total securities available for sale	$461,954	$1,476	$459,679	$799

Mortgage Servicing Rights	$835	$—	$—	$835

	Fair Value Measurement at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$81,191	$—	$81,191	$—
State and policitical subdivisions	155,224	—	155,224	—
Residential mortgage-backed securities	108,576	—	108,576	—
Corporate debt securities	15,305	—	15,305	—
Collateralized debt obligations	857	—	—	857
Total available for sale debt securities	361,153	—	360,296	857
Available for sale equity securities:
Financial services industry	1,750	1,750	—	—
Total available for sale equity securities:	1,750	1,750	—	—
Total securities available for sale	$362,903	$1,750	$360,296	$857

Mortgage Servicing Rights	$139	$—	$—	$139

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2009	$857	$139
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	696
Included in other comprehensive income	(58)	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Level 3 fair value at December 31, 2010	$799	$835

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments. Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down that is reflected directly in the Company's consolidated statement of operations.
Valuation methods for instruments measured at fair value on a nonrecurring basis
It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2010 and 2009, as more fully described below.  The operations of the Company are managed from a going concern basis and not a liquidation basis.  As a result, the ultimate value realized for the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations.  Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value.  Neither of these components has been given consideration in the presentation of fair values below.
Impaired Loans - From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Because many of these inputs are unobservable, the valuations are classified as Level 3.
Loans Held for Sale - Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.
Other Real Estate Owned (OREO) - Other real estate owned represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the carrying amount of the loan at the time of acquisition, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals as well as independent fair value assessments from real estate brokers or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable, the valuations are classified as Level 3.
Federal Home Loan Bank Stock - FHLB stock, which is held for regulatory purposes, is carried in other assets. This investment generally has restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value. Fair value measurements for this security are classified as Level 3 because of its undeliverable nature and related credit risk.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the Company's estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis.

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$463	$—	$—	$463
Loans held for sale	702	—	702	—
Other real estate owned	3,850	—	—	3,850
Federal Home Loan Bank stock	10,587	—	—	10,587

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$2,818	$—	$—	$2,818
Loans held for sale	1,208	—	1,208	—
Other real estate owned	3,635	—	—	3,635
Federal Home Loan Bank stock	8,973	—	—	8,973

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2010 and 2009.  The information presented is subject to change over time based on a variety of factors.

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$20,523	$20,523	$27,588	$27,588
Investment securities	465,986	466,062	370,912	371,021
Loans held for sale	702	702	1,208	1,208
Loans, net	922,868	922,817	953,041	953,647
Loan pool participations, net	65,871	65,871	83,052	83,052
Other real estate owned	3,850	3,850	3,635	3,635
Accrued interest receivable	10,648	10,648	11,534	11,534
Federal Home Loan Bank stock	10,587	10,587	8,973	8,973
Mortgage Servicing Rights	835	835	139	139
Financial liabilities:
Deposits	$1,219,328	$1,223,584	$1,179,868	$1,185,450
Federal funds purchased and securities sold under agreements to repurchase	50,194	50,194	44,973	44,973
Federal Home Loan Bank borrowings	127,200	130,005	130,200	133,098
Long-term debt	15,464	9,930	15,588	10,070
Accrued interest payable	1,872	1,872	2,248	2,248

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Mortgage servicing rights are recorded at fair value on a recurring basis. Fair value measurement is based upon comparable market quotes and assumptions, through a third-party valuation service.

•	Loans held for sale have an estimated fair value based on quoted market prices of similar loans sold on the secondary market.

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

•
FHLB borrowings and long-term debt are recorded at historical cost. The fair value of these items are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 17.	Variable Interest Entities

Loan Pool Participations
MidWestOne has invested in certain participation certificates of loan pools which are purchased, held and serviced by the third-party independent servicing corporation. MidWestOne's portfolio holds approximately 95% of participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska. SRC's owner holds the rest. The company does not have any ownership interest in or control over SRC.

These pools of loans are purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools are put out for bid (generally in a sealed bid auction) the servicer's due diligence teams evaluate the loans and determines their interest in bidding on the pool. After the due diligence, MidWestOne management reviews the status and decides if it wishes to continue in the process. If the decision to consider a bid is made, the servicer conducts additional analysis to determine the appropriate bid price. This analysis involves discounting loan cash flows with adjustments made for expected losses, changes in collateral values as well as targeted rates of return. A cost or investment basis is assigned to each individual loan at cents per dollar (discounted price) based on the servicer's assessment of the recovery potential of each loan.

Once a bid is awarded to the company's servicer, the Company assumes the risk of profit or loss but on a non-recourse basis so the risk is limited to its initial investment. The extent of the risk is also dependent upon: the debtor or guarantor's financial condition, the possibility that a debtor or guarantor may file for bankruptcy protection, the servicer's ability to locate any collateral and obtain possession, the value of such collateral, and the length of time it takes to realize the recovery either through collection procedures, legal process, or resale of the loans after a restructure.

Loan pool participations are shown on the Company's consolidated balance sheets as a separate asset category. The original carrying value or investment basis of loan pool participations is the discounted price paid by the Company to acquire its interests, which, as noted, is less than the face amount of the underlying loans. MidWestOne's investment basis is reduced as SRC recovers principal on the loans and remits its share to the Company or as loan balances are written off as uncollectible.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Parent Company Only Financial Information

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2010 and 2009 (parent company only):

	2010	2009
(in thousands)
Balance Sheets
As of December 31:
Assets
Cash	$4,043	$6,409
Investment in subsidiaries	151,815	156,228
Marketable equity securities, available for sale	1,476	1,750
Loan pool participations, net	12,763	—
Building and improvements	—	356
Equipment	9	124
Income tax receivable	75	—
Deferred income taxes	81	205
Other assets	3,972	3,992
Total assets	$174,234	$169,064

Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$15,464	$15,588
Other liabilities	304	1,268
Total liabilities	15,768	16,856
Shareholders' equity:
Capital stock, preferred	15,767	15,699
Capital stock, common	8,690	8,690
Additional paid-in capital	81,268	81,179
Treasury stock	(1,052)	(1,183)
Retained earnings	55,619	48,079
Accumulated other comprehensive income (loss)	(1,826)	(256)
Total shareholders' equity	158,466	152,208
Total liabilities and shareholders' equity	$174,234	$169,064

	2010	2009	2008
(in thousands)
Statements of Income (Loss)
Year Ended December 31:
Dividends received from subsidiaries	$14,000	$—	$4,900
Interest income and dividends on marketable equity securities	240	352	397
Interest and discount on loan pool participations	(116)	—	—
Investment securities losses	(162)	(758)	(424)
Fixed asset losses	(79)	—	—
Interest on debt	(535)	(657)	(635)
Operating expenses	(1,116)	(966)	(1,644)
Income (loss) before income taxes and equity in subsidiaries' undistributed income	12,232	(2,029)	2,594
Income tax expense (benefit)	(694)	(774)	(668)
	12,926	(1,255)	3,262
Equity in subsidiaries' undistributed income (loss)	(2,796)	5,664	(27,824)
Net income (loss)	$10,130	$4,409	$(24,562)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009	2008
(in thousands)
Statements of Cash Flows
Year Ended December 31:
Cash flows from operating activities:
Net income (loss)	$10,130	$4,409	$(24,562)
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries	2,796	(5,664)	27,824
Depreciation	20	50	124
Amortization	(124)	(35)	257
Income taxes	24	110	(957)
Investment securities gains (losses)	162	(18)	(369)
Gain (loss) on disposal of premises and equipment	79	(4)	—
Stock option expense	190	79	21
Other than temporary impairment of investment securities	—	777	567
Decrease in accrued interest receivable	—	—	46
(Increase) decrease in other assets	20	1,126	(1,171)
Decrease in other liabilities	(964)	(218)	(716)
Net cash provided by operating activities	12,333	612	1,064
Cash flows from investing activities
Proceeds from sales of investment securities	184	241	922
Purchase of investment securities	—	(25)	(547)
Loan participation pools, net	(12,763)	—	—
Merger with MidWestOne Financial	—	—	865
Purchase of Butler Brown Insurance Agency	—	—	(993)
Purchase of premises and equipment, net	372	5	—
Cash outflow to MidWestOne Bank from Preferred Stock issuance	—	(16,000)	—
Net cash provided by (used in) investing activities	(12,207)	(15,779)	247
Cash flows from financing activities:
Stock options exercised	30	—	72
Fractional shares paid out in merger	—	—	(3)
Repurchase of common stock	—	—	(1,253)
Dividends paid	(2,522)	(3,222)	(3,955)
Issuance of preferred stock	—	16,000	—
Net cash used in financing activities	(2,492)	12,778	(5,139)
Decrease in cash	(2,366)	(2,389)	(3,828)
Cash Balance:
Beginning	6,409	8,798	12,626
Ending	$4,043	$6,409	$8,798

Note 19.	Segment Reporting

Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, loan pools and investments.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.	Subsequent Events

Management has evaluated subsequent events through March 4, 2011, which is the date we issued our consolidated financial statements as of and for the year ended December 31, 2010. There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the year ended December 31, 2010.

Note 21.	Quarterly Results of Operations (unaudited)

	Quarter Ended
	December	September	June	March
(in thousands, except per share amounts)
2010
Interest income	$17,309	$17,722	$18,122	$17,828
Interest expense	5,446	5,643	5,966	6,061
Net interest income	11,863	12,079	12,156	11,767
Provision for loan losses	1,700	1,250	1,500	1,500
Noninterest income	4,305	3,757	3,525	3,320
Noninterest expense	10,695	10,884	10,662	11,048
Income before income taxes	3,773	3,702	3,519	2,539
Income tax expense	1,038	916	914	535
Net income	2,735	2,786	2,605	2,004
Preferred stock dividend and discount accretion	218	216	217	217
Net income available to common shareholders	2,517	2,570	2,388	1,787
Net income per common share - basic	$0.30	$0.30	$0.27	$0.21
Net income per common share - diluted	$0.29	$0.30	$0.27	$0.21
2009
Interest income	$17,821	$18,031	$18,626	$18,880
Interest expense	6,431	7,104	7,782	6,926
Net interest income	11,390	10,927	10,844	11,954
Provision for loan losses	1,750	2,125	1,500	2,350
Noninterest income	3,514	2,553	2,914	3,538
Noninterest expense	11,174	11,157	11,325	11,923
Income before income taxes	1,980	198	933	1,219
Income tax expense (benefit)	364	(636)	150	43
Net income	1,616	834	783	1,176
Preferred stock dividend and discount accretion	216	216	216	131
Net income available to common shareholders	1,400	618	567	1,045
Net income per common share - basic	$0.16	$0.07	$0.07	$0.12
Net income per common share - diluted	$0.16	$0.07	$0.07	$0.12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
 Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
 Management's Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company's internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2010 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP's report on the Company's internal control over financial reporting appears on the following page.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.:

We have audited MidWestOne Financial Group Inc.'s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MidWestOne Financial Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
 A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
 In our opinion, MidWestOne Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Des Moines, Iowa
March 4, 2011

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Proxy Statement for the 2011 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2010 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2010 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2010 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2010 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2010 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Schedules
The Consolidated Financial Statements of MidWestOne Financial Group, Inc. and Subsidiaries are included in Item 8. of this report
Exhibits
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the “Index to Exhibits” immediately following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 4, 2011	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 4, 2011
Charles N. Funk	Director (principal executive officer)

Executive Vice President
/s/ GARY J. ORTALE	and Chief Financial Officer	March 4, 2011
Gary J. Ortale	(principal financial officer and
principal accounting officer)

/s/ W. RICHARD SUMMERWILL	Chairman of the Board	March 4, 2011
W. Richard Summerwill

/s/ CHARLES S. HOWARD	Vice Chairman of the Board	March 4, 2011
Charles S. Howard

/s/ RICHARD R. DONOHUE	Director	March 4, 2011
Richard R. Donohue

/s/ BARBARA J. KNIFF - MCCULLA	Director	March 4, 2011
Barbara J. Kniff - McCulla

/s/ JOHN S. KOZA	Director	March 4, 2011
John S. Koza

/s/ KEVIN W. MONSON	Director	March 4, 2011
Kevin W. Monson

/s/ JOHN P. POTHOVEN	Director	March 4, 2011
John P. Pothoven

/s/ JAMES G. WAKE	Director	March 4, 2011
James G. Wake

/s/ ROBERT D. WERSEN	Director	March 4, 2011
Robert D. Wersen

/s/ STEPHEN L. WEST	Director	March 4, 2011
Stephen L. West

/s/ R. SCOTT ZAISER	Director	March 4, 2011
R. Scott Zaiser

INDEX TO EXHIBITS

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Appendix A of the Joint Proxy Statement-Prospectus
	September 11, 2007, between ISB Financial Corp.	constituting part of the Company's Amendment No. 2
	and MidWestOne Financial Group, Inc.	to Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company's Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company's Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company's Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company's Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Amended and Restated By-laws of MidWestOne	Exhibit 3.1 to the Company's Current Report on Form 8-K
	Financial Group, Inc. dated as of January 18, 2011	filed with the SEC on January 19, 2011

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

4.2	Form of Stock Certificate representing MidWestOne	Exhibit 4.1 to the Company's Current Report on Form 8-K
	Financial Group, Inc. Fixed Rate Cumulative Perpetual	filed with the SEC on February 6, 2009
Preferred Stock, Series A

4.3	Warrant to Purchase Common Stock of MidWestOne	Exhibit 4.2 to the Company's Current Report on Form 8-K
	Financial Group, Inc., dated February 6, 2009	filed with the SEC on February 6, 2009

10.1	States Resources Loan Participating and Servicing	Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.'s
	Agreement, dated February 5, 1999 between States	Form 10-K for the year ended December 31, 1999
Resources Corp. and MidWestOne Financial Group, Inc.
(as successor in interest to Mahaska Investment
Company)

10.2	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 former MidWestOne Financial Group, Inc.'s
	Ownership Plan & Trust, as amended and restated	Form 10-K for the year ended December 31, 2006

10.3	First Amended and Restated ISB Financial Corp. (now	Exhibit 10.18 of the Company's Registration Statement on
	known as MidWestOne Financial Group, Inc.) Stock	Form S-4 (File No. 333-147628) filed with the SEC on
	Option Plan	November 27, 2007

Exhibit
Number	Description	Incorporated by Reference to:

10.4	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.'s
Form 10-K for the year ended December 31, 1997

10.5	MidWestOne Financial Group, Inc. 2006 Stock	Former MidWestOne Financial Group, Inc.'s Definitive Proxy
	Incentive Plan	Statement on Schedule 14A filed with the SEC on
March 21, 2006

10.6	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan	constituting part of the Company's Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.7	Employment Agreement between ISB Financial Corp.	Exhibit 10.22 of the of the Company's Registration Statement
	(now known as MidWestOne Financial Group, Inc.) and	on Form S-4 (File No. 333-147628) filed with the SEC on
	Charles N. Funk, dated September 11, 2007	November 27, 2007

10.8	Employment Agreement between ISB Financial Corp.	Exhibit 10.24 of the of the Company's Registration Statement
	(now known as MidWestOne Financial Group, Inc.) and	on Form S-4 (File No. 333-147628) filed with the SEC on
	Kent L. Jehle, dated September 11, 2007	November 27, 2007

10.9	Letter Agreement between ISB Financial Corp. (now	Exhibit 10.25 of the of the Company's Registration Statement
	known as MidWestOne Financial Group, Inc.) and W.	on Form S-4 (File No. 333-147628) filed with the SEC on
	Richard Summerwill, dated September 11, 2007	November 27, 2007

10.10	Letter Agreement between ISB Financial Corp. (now	Exhibit 10.26 of the of the Company's Registration Statement
	known as MidWestOne Financial Group, Inc.) and	on Form S-4 (File No. 333-147628) filed with the SEC on
	Charles S. Howard, dated September 11, 2007	November 27, 2007

10.11	Supplemental Retirement Agreement between Iowa State	Exhibit 10.11 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and W. Richard Summerwill, dated January 1,	November 27, 2007
1998

10.12	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001	November 27, 2007

10.13	Supplemental Retirement Agreement between Iowa State	Exhibit 10.14 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Gary J. Ortale, dated January 1, 1998	November 27, 2007

10.14	Amended and Restated Supplemental Retirement	Exhibit 10.15 of the Company's Registration Statement on
	Agreement between Iowa State Bank & Trust Company	Form S-4 (File No. 333-147628) filed with the SEC on
	(now known as MidWestOne Bank) and John S. Koza,	November 27, 2007
dated January 1, 1998

10.15	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Kent L. Jehle, dated January 1, 1998, as	November 27, 2007
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003

Exhibit
Number	Description	Incorporated by Reference to:

10.16	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company's Registration Statement on
	Iowa State Bank & Trust Company (now known as	Form S-4 (File No. 333-147628) filed with the SEC on
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	November 27, 2007
2002

10.17	Letter Agreement, dated February 6, 2009, between	Exhibit 10.1 to the Company's Current Report on Form 8-K
	MidWestOne Financial Group, Inc. and United States	filed with the SEC on February 6, 2009
Department of the Treasury, which includes the Securities
Purchase Agreement attached thereto, with respect to the
issuance and sale of the Fixed Rate Cumulative Perpetual
Preferred Stock, Series A, and the Warrant to Purchase
Common Stock

10.18	Form of Waiver entered into by each of the Company's	Exhibit 10.2 to the Company's Current Report on Form 8-K
	Senior Executive Officers with respect to the Company's	filed with the SEC on February 6, 2009
participation in the TARP Capital Purchase Program

10.19	Form of Omnibus Amendment to Benefit Plans and Other	Exhibit 10.3 to the Company's Current Report on Form 8-K
	Executive Compensation Arrangements entered into by	filed with the SEC on February 6, 2009
each of the Company's Senior Executive Officers with
respect to the Company's participation in the TARP
Capital Purchase Program

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Section 111(b) of the Emergency Economic Stabilization
Act of 2008

99.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Section 111(b) of the Emergency Economic Stabilization
Act of 2008