Form 10-Q
period 2011-03-31
MidWestOne Financial Group, Inc.
filed 2011-05-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 3, 2011, there were 8,627,971 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$19,085	$13,720
Interest-bearing deposits in banks	4,318	6,077
Federal funds sold	264	726
Cash and cash equivalents	23,667	20,523
Investment securities:
Available for sale	501,946	461,954
Held to maturity (fair value of $3,716 as of March 31, 2011 and $4,086 as of December 31, 2010)	3,672	4,032
Loans held for sale	279	702
Loans	938,523	938,035
Allowance for loan losses	(15,398)	(15,167)
Net loans	923,125	922,868
Loan pool participations, net	62,207	65,871
Premises and equipment, net	25,916	26,518
Accrued interest receivable	9,580	10,648
Other intangible assets, net	10,919	11,143
Bank-owned life insurance	27,001	26,772
Other real estate owned	3,874	3,850
Deferred income taxes	6,097	6,430
Other assets	19,948	19,948
Total assets	$1,618,231	$1,581,259
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$144,724	$129,978
Interest-bearing checking	472,257	442,878
Savings	75,439	74,826
Certificates of deposit under $100,000	379,326	380,082
Certificates of deposit $100,000 and over	191,412	191,564
Total deposits	1,263,158	1,219,328
Federal funds purchased	—	—
Securities sold under agreements to repurchase	46,325	50,194
Federal Home Loan Bank borrowings	117,200	127,200
Deferred compensation liability	3,698	3,712
Long-term debt	15,464	15,464
Accrued interest payable	1,964	1,872
Other liabilities	9,107	5,023
Total liabilities	1,456,916	1,422,793

Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000 shares; issued 16,000 shares as of March 31, 2011 and December 31, 2010	$15,784	$15,767
Common stock, $1 par value; authorized 15,000,000 shares at March 31, 2011 and December 31, 2010; issued 8,690,398 shares at March 31, 2011 and December 31, 2010; outstanding 8,624,392 share at March 31, 2011 and 8,614,790 shares at December 31, 2010	8,690	8,690
Additional paid-in capital	81,213	81,268
Treasury stock at cost, 66,006 shares as of March 31, 2011 and 75,608 shares at December 31, 2010	(918)	(1,052)
Retained earnings	57,876	55,619
Accumulated other comprehensive income (loss)	(1,330)	(1,826)
Total shareholders' equity	161,315	158,466
Total liabilities and shareholders' equity	$1,618,231	$1,581,259

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$12,800	$13,704
Interest and discount on loan pool participations	354	899
Interest on bank deposits	8	10
Interest on federal funds sold	—	—
Interest on investment securities:
Taxable securities	2,688	2,225
Tax-exempt securities	1,035	990
Total interest income	16,885	17,828

Interest expense:
Interest on deposits:
Interest-bearing checking	1,008	1,070
Savings	59	36
Certificates of deposit under $100,000	2,187	2,543
Certificates of deposit $100,000 and over	848	967
Total interest expense on deposits	4,102	4,616
Interest on federal funds purchased	—	1
Interest on securities sold under agreements to repurchase	74	76
Interest on Federal Home Loan Bank borrowings	945	1,207
Interest on notes payable	10	13
Interest on long-term debt	162	148
Total interest expense	5,293	6,061
Net interest income	11,592	11,767
Provision for loan losses	900	1,500
Net interest income after provision for loan losses	10,692	10,267

Noninterest income:
Trust and investment fees	1,273	1,234
Service charges and fees on deposit accounts	851	864
Mortgage origination and loan servicing fees	877	500
Other service charges, commissions and fees	679	584
Bank-owned life insurance income	229	167
Investment securities losses, net:
Impairment losses on investment securities	—	(189)
Less non-credit-related losses	—	—
Net impairment losses	—	(189)
Gain on sale of available for sale securities	—	237
Loss on sale of premises and equipment	(48)	(77)
Total noninterest income	3,861	3,320

Noninterest expense:
Salaries and employee benefits	5,870	5,790
Net occupancy and equipment expense	1,617	1,776
Professional fees	677	749
Data processing expense	450	457
FDIC Insurance expense	597	692
Other operating expense	1,423	1,584
Total noninterest expense	10,634	11,048
Income before income tax expense	3,919	2,539
Income tax expense	1,014	535
Net income	$2,905	$2,004
Less: Preferred stock dividends and discount accretion	$217	$217
Net income available to common shareholders	$2,688	$1,787
Share and Per share information:
Ending number of shares outstanding	8,624,392	8,609,804
Average number of shares outstanding	8,621,720	8,607,853
Diluted average number of shares	8,682,381	8,611,511
Earnings per common share - basic	$0.31	$0.21
Earnings per common share - diluted	0.31	0.21
Dividends paid per common share	0.05	0.05
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Captial	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Comprehensive income:
Net income	—	—	—	—	2,004	—	2,004
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	510	510
Total comprehensive income	—	—	—	—	2,004	510	2,514
Dividends paid on common stock ($0.05 per share)	—	—	—	—	(430)	—	(430)
Dividends paid on preferred stock	—	—	—	—	(200)	—	(200)
Stock options exercised (1,945 shares)	—	—	(11)	27	—	—	16
Release/lapse of restriction on 2,546 RSUs	—	—	(35)	35	—	—	—
Preferred stock discount accretion	17	—	—	—	(17)	—	—
Stock compensation	—	—	50	—	—	—	50
Balance at March 31, 2010	$15,716	$8,690	$81,183	$(1,121)	$49,436	$254	$154,158
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Comprehensive income:
Net income	—	—	—	—	2,905	—	2,905
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	496	496
Total comprehensive income	—	—	—	—	2,905	496	3,401
Dividends paid on common stock ($0.05 per share)	—	—	—	—	(431)	—	(431)
Dividends paid on preferred stock	—	—	—	—	(200)	—	(200)
Stock options exercised (1,682 shares)	—	—	(6)	14	—	—	8
Release/lapse of restriction on 8,600 RSUs	—	—	(120)	120	—	—	—
Preferred stock discount accretion	17	—	—	—	(17)	—	—
Stock compensation	—	—	71	—	—	—	71
Balance at March 31, 2011	$15,784	$8,690	$81,213	$(918)	$57,876	$(1,330)	$161,315
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,905	$2,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	1,500
Depreciation, amortization and accretion	1,447	1,576
Loss on sale of premises and equipment	48	77
Deferred income taxes	36	(8)
Stock-based compensation	71	50
Net gains on sale of available for sale securities	—	(237)
Net gains on sale of other real estate owned	(90)	(64)
Writedown of other real estate owned	—	12
Other-than-temporary impairment of investment securities	—	189
Decrease in loans held for sale	423	449
Decrease in accrued interest receivable	1,068	1,019
Decrease (increase) in other assets	—	(119)
Decrease in deferred compensation liability	(14)	(22)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	4,176	(147)
Net cash provided by operating activities	10,970	6,279

Cash flows from investing activities:
Sales of available for sale securities	—	6,674
Maturities of available for sale securities	34,396	19,440
Purchases of available for sale securities	(74,236)	(38,091)
Maturities of held to maturity securities	361	1,810
Purchases of held to maturity securities	—	—
Loans made to customers, net of collections	(1,291)	11,328
Loan pool participations, net	3,664	1,534
Purchases of premises and equipment	(183)	(1,041)
Proceeds from sale of other real estate owned	200	1,217
Proceeds from sale of premises and equipment	154	544
Purchases of bank-owned life insurance	—	—
Increase in cash value of bank-owned life insurance	(229)	(167)
Net cash (used) provided in investing activities	(37,164)	3,248

Cash flows from financing activities:
Net increase in deposits	43,830	13,417
Net decrease in federal funds purchased	—	(1,875)
Net decrease in securities sold under agreements to repurchase	(3,869)	(3,533)
Proceeds from Federal Home Loan Bank borrowings	10,000	10,000
Repayment of Federal Home Loan Bank borrowings	(20,000)	(12,500)
Stock options exercised	8	16
Payments on long-term debt	—	(12)
Dividends paid	(631)	(630)
Net cash provided by financing activities	29,338	4,883

Net increase in cash and cash equivalents	3,144	14,410
Cash and cash equivalents at beginning of period	20,523	27,588
Cash and cash equivalents at end of period	$23,667	$41,998

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,200	$6,238
Cash paid during the period for income taxes	$143	$600

Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$134	$78
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

2.	Principles of Consolidation and Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of MidWestOne, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results for the three months ended March 31, 2011 may not be indicative of results for the year ending December 31, 2011, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the December 31, 2010 Annual Report on Form 10-K. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Shareholders' Equity and Earnings per Common Share
Preferred Stock: On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16.0 million. Upon issuance, the fair values of the senior preferred stock and the common stock warrants were computed as if the securities were issued on a stand-alone basis. The value of the senior preferred stock was estimated based on the net present value of the future senior preferred stock cash flows using a discount rate of 12%. The allocated carrying value of the senior preferred stock and common stock warrants on the date of issuance (based on their relative fair values) were $15.6 million and $0.4 million, respectively. The preferred stock discount, $358,000, is being accreted on a 5% level yield basis over 60 months. The senior preferred stock has no par value per share and a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. Dividends are payable quarterly at the rate of 5% per annum until the fifth anniversary date of the issuance and at a rate of 9% per annum thereafter. The dividends are computed on the basis of a 360-day year consisting of twelve 30-day months. The dividends are payable quarterly in arrears on February 15, May 15, August 15, and November 15 of each year.
The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the Treasury will have the right to elect two directors to the Company's Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods. The Company has the option to repay the Treasury's investment under the CPP at any time without regard to whether the Company has raised new capital, subject to consultation with the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). If the Company were to repay the Treasury's investment, it would be permitted to redeem the warrant issued to Treasury for an agreed upon fair market value.
The CPP requires that the Company be subject to specified standards for executive compensation and corporate governance as long as any obligation arising from financial assistance provided under the statute remains outstanding. The U.S. Congress and the Treasury may create additional provisions that could become retroactively applicable to the senior preferred stock.
Common Stock: The number of authorized shares of common stock for the Company is15,000,000.
Common Stock Warrant: In connection with the CPP described above, a warrant exercisable for 198,675 shares of Company common stock was issued to the Treasury. The warrant entitles the Treasury to purchase 198,675 shares of common stock at $12.08 per share at any time on or before February 6, 2019. As noted above, if the Company repays the Treasury's investment in full, the Company would be permitted to redeem the warrant issued to Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the Treasury.
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

Earnings per Common Share: Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2011 and 2010 was 8,621,720 and 8,607,853, respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,682,381 and 8,611,511 for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the computation of earnings per common share for the respective periods:

Earnings per Share Information	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2011	2010
Weighted average number of shares outstanding during the period	8,621,720	8,607,853
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,682,381	8,611,511
Net income	$2,905	$2,004
Preferred stock dividend accrued and discount accretion	(217)	(217)
Net income available to common stockholders	$2,688	$1,787
Earnings per share - basic	$0.31	$0.21
Earnings per share - diluted	$0.31	$0.21

4.	Investments
A summary of investment securities available for sale is as follows:

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$76,149	$1,147	$(269)	$77,027
State and political subdivisions	191,404	4,313	(1,020)	194,697
Mortgage-backed securities and collateralized mortgage obligations	219,645	3,066	(790)	221,921
Corporate debt securities	7,376	319	(836)	6,859
	494,574	8,845	(2,915)	500,504
Other equity securities	1,183	259	—	1,442
Total	$495,757	$9,104	$(2,915)	$501,946

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$79,181	$1,492	$(339)	$80,334
State and political subdivisions	187,847	3,994	(1,753)	190,088
Mortgage-backed securities and collateralized mortgage obligations	177,453	2,743	(412)	179,784
Corporate debt securities	10,896	349	(973)	10,272
	455,377	8,578	(3,477)	460,478
Other equity securities	1,183	296	(3)	1,476
Total	$456,560	$8,874	$(3,480)	$461,954

A summary of investment securities held to maturity is as follows:

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$2,756	$39	$—	$2,795
Mortgage-backed securities	48	5	—	53
Corporate debt securities	868	—	—	868
Total	$3,672	$44	$—	$3,716

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$3,115	$49	$—	$3,164
Mortgage-backed securities	50	5	—	55
Corporate debt securities	867	—	—	867
Total	$4,032	$54	$—	$4,086
The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2011 and December 31, 2010. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.
The following presents information pertaining to securities with gross unrealized losses as of March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$22,488	$269	$—	$—	$22,488	$269
State and political subdivisions	75	45,110	1,019	112	1	45,222	1,020
Mortgage-backed securities and collateralized mortgage obligations	8	61,080	790	—	—	61,080	790
Corporate debt securities	4	—	—	936	836	936	836
Common stocks	—	—	—	—	—	—	—
Total	90	$128,678	$2,078	$1,048	$837	$129,726	$2,915

		As of December 31, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$12,828	$339	$—	$—	$12,828	$339
State and political subdivisions	93	53,326	1,750	112	3	53,438	1,753
Mortgage-backed securities and collateralized mortgage obligations	9	77,115	412	—	—	77,115	412
Corporate debt securities	4	799	973	—	—	799	973
Common stocks	1	71	3	—	—	71	3
Total	109	$144,139	$3,477	$112	$3	$144,251	$3,480
The Company's assessment of other-than-temporary impairment (“OTTI”) is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009, the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for OTTI of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the noncredit-related portion of OTTI losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in OTTI losses were recognized, of which $5.2 million related to non-credit-related impairment on debt securities. Therefore, the cumulative effect adjustment made to retained earnings at April 1, 2009 totaled $5.2 million, or $3.3 million net of tax.

All of the Company's mortgage-backed securities are issued by government-sponsored agencies. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. The Company's mortgage-backed securities portfolio consisted of securities underwritten to the standards of, and guaranteed by, the government-sponsored agencies of FHLMC, FNMA and GNMA.
The Company believes that the decline in the value of certain obligations of state and political subdivisions was primarily related to an overall widening of market spreads for many types of fixed income products since 2008, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At March 31, 2011, approximately 61% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost at maturity. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of March 31, 2011 and December 31, 2010.
At March 31, 2011, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, due to several impairment charges recognized since 2008, the book value of these securities at March 31, 2011 had been reduced to $1.8 million. Two of the securities have been written down to a value of zero, with the remaining four having an average cost basis of 29.5% of their original face value. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. The market for these securities is considered to be inactive according to the guidance issued in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which the Company adopted as of April 1, 2009. The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. As part of its analysis of the collateralized debt obligations, the Company subjects the securities to a stress scenario which involves a level of deferrals or defaults in the collateral pool in excess of what the Company believes is likely.
At March 31, 2011, the analysis of the Company's six investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities.  The pace of new deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities has begun to slow in recent quarters, although they remain at high levels. The Company follows the provisions of FASB ASC Topic 320 in determining the amount of the OTTI recorded to earnings. The Company performed a discounted cash flow analysis, using the factors noted above, and determined that no additional OTTI existed for the three months ended March 31, 2011, thus no impairment loss was charged to earnings.

It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy and the financial condition of some of the issuers deteriorate further and the liquidity of these securities remains low. As a result, there is a risk that additional OTTI may occur in the future and any such amounts could be material to the Company's consolidated statements of operations.
A summary of the contractual maturity distribution of debt investment securities at March 31, 2011 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$19,883	$20,071	$910	$913
Due after one year through five years	111,852	114,569	1,846	1,882
Due after five years through ten years	96,045	97,507	—	—
Due after ten years	47,149	46,436	868	868
Mortgage-backed securities and collateralized mortgage obligations	219,645	221,921	48	53
Total	$494,574	$500,504	$3,672	$3,716

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at March 31, 2011 and December 31, 2010 was $10.7 million and $10.6 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended March 31,
	2011	2010
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$—	$197
Gross realized losses	—	—
Other-than temporary impairment	—	(189)
	—	8
Equity securities:
Gross realized gains	—	49
Gross realized losses	—	(9)
Other-than temporary impairment	—	—
	—	40
	$—	$48

5.	Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pools, and changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2011 and December 31, 2010
(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2011
Allowance for loan losses:
Ending balance	$1,448	$5,069	$5,450	$2,299	$250	$882	$15,398

Ending balance: Individually evaluated for impairment	276	614	768	163	9	—	$1,830

Ending balance: Collectively evaluated for impairment	1,172	4,455	4,682	2,136	241	882	$13,568

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	13	316	658	244	139	764	$2,134

Loans receivable
Ending balance	$80,406	$220,173	$392,035	$224,732	$21,177	$—	$938,523

Ending balance: Individually evaluated for impairment	$1,723	$1,482	$3,591	$1,066	$27	$—	$7,889

Ending balance: Collectively evaluated for impairment	$78,683	$218,691	$388,444	$223,666	$21,150	$—	$930,634

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$256	$5,742	$38,181	$7,181	$248	$12,733	$64,341

(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167

Ending balance: Individually evaluated for impairment	$—	$—	$100	$10	$—	$—	$110

Ending balance: Collectively evaluated for impairment	$827	$4,540	$5,155	$2,766	$323	$1,446	$15,057

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$27	$368	$658	$259	$164	$658	$2,134

Loans receivable
Ending balance	$84,590	$212,230	$393,242	$225,994	$21,979	$—	$938,035

Ending balance: Individually evaluated for impairment	$—	$—	$447	$16	$—	$—	$463

Ending balance: Collectively evaluated for impairment	$84,590	$212,230	$392,795	$225,978	$21,979	$—	$937,572

Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$409	$6,611	$40,549	$7,376	$312	$12,748	$68,005

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2011 and 2010
(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(75)	(219)	(447)	(70)	(21)	—	(832)
Recoveries	—	143	1	15	4	—	163
Provision	696	605	641	(422)	(56)	(564)	900
Ending balance	$1,448	$5,069	$5,450	$2,299	$250	$882	$15,398

2010
Beginning balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957
Charge-offs	(500)	(538)	—	(1)	(41)	—	(1,080)
Recoveries	5	12	94	55	10	—	176
Provision	652	757	(284)	(65)	100	340	1,500
Ending balance	$1,256	$3,699	$6,217	$2,401	$465	$515	$14,553

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
Commercial and Financial - Commercial and financial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  The primary repayment risks of commercial and financial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company's ability to establish relationships with the area's largest businesses. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a continued decline in the United States economy could harm or continue to harm the businesses of our commercial and financial customers and reduce the value of the collateral securing these loans.
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
Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves large loan principal amounts and the repayment of the loans generally is dependent, in large part, on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.
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
Charge-off Policy
The Company requires a loan to be charged-off as soon as it becomes apparent that some loss will be incurred, or when its collectability is sufficiently questionable that it no longer is considered a bankable asset. The primary considerations when determining if and how much of a loan should be charged-off are as follows: (1) the potential for future cash flows; (2) the value of any collateral; and (3) the strength of any co-makers or guarantors.
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
The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated losses without impacting the Company's capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company's policy permits an "unallocated" allowance between 15% above and 5% below the “indicated reserve.”

Loans Reviewed Individually for Impairment
During the first quarter of 2011, the Company expanded its procedure for reviewing individual loans for potential impairment and determining the necessary allocation of the allowance for loan losses to impaired loans. Previously, only loans already identified as impaired were individually reviewed each quarter for further impairment. Effective March 31, 2011, in addition to loans already identified as impaired, all non-accrual and troubled debt restructures are evaluated for potential impairment due to collateral deficiency or insufficient cash-flow using an individual discounted cash-flow analysis at the loan's effective interest rate. Loans that are deemed fully collateralized or have been charged down to a level corresponding with either of the measurements require no assignment of reserves from the ALLL.
All loans deemed troubled debt restructure or “TDR” are considered impaired, and are evaluated for collateral and cash-flow sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower than the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.
As of March 31, 2011, the Company had 15 loans classified as TDRs with an outstanding balance of $6.7 million.
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
The Company's historical loss experiences for each loan type segment are calculated using the fiscal year end data for the most recent five years as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause estimated losses to vary from historical data are to be incorporated in the form of adjustments to increase or decrease the loss rate applied to a group(s). These adjustments are required to be documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurement assumptions.
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
The items discussed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), an allocation factor of two times that of the pass allocation is applied to this subset to reflect this increased risk exposure. In addition, loans classified as substandard carry an even greater level of risk than special mention loans, and an allocation factor of six times that of the pass allocation is applied to this subset of loans. Further, loans classified as substandard and are "performing collateral deficient" have an allocation factor of 12 times that of the pass allocation applied due to the perceived additional risk for these credits.

The Allowance for Loan and Lease Losses - Loan Pools
The Company requires that the loan pool ALLL will be at least sufficient to cover the next quarter's estimated charge-offs as presented by the servicer. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer is greater than the loan pool ALLL, an additional provision to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer is made.
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

The following table sets forth the composition of the Company's loans by internally assigned credit quality indicators at March 31, 2011 and December 31, 2010:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
March 31, 2011
Agricultural	$66,638	$2,436	$11,332	$—	$—	$80,406
Commercial and financial	182,122	18,210	18,485	—	—	218,817
Credit cards	896	—	—	—	—	896
Overdrafts	440	121	77	—	—	638
Commercial real estate:
Construction & development	50,754	6,296	14,539	—	—	71,589
Farmland	59,958	3,456	5,556	—	—	68,970
Multifamily	33,548	332	180	—	—	34,060
Commercial real estate-other	188,919	18,561	9,936	—	—	217,416
Total commercial real estate	333,179	28,645	30,211	—	—	392,035
Residential real estate:
One- to four- family first liens	146,738	7,099	5,241	—	—	159,078
One- to four- family junior liens	64,849	414	391	—	—	65,654
Total residential real estate	211,587	7,513	5,632	—	—	224,732
Consumer	20,703	51	245	—	—	20,999
Total	$815,565	$56,976	$65,982	$—	$—	$938,523

Loans acquired with deteriorated credit quality (loan pools)	$37,551	$—	$26,688	$—	$102	$64,341

December 31, 2010
Agricultural	$73,244	$2,577	$8,769	$—	$—	$84,590
Commercial and financial	175,871	18,015	17,448	—	—	211,334
Credit cards	655	—	—	—	—	655
Overdrafts	290	75	126	—	—	491
Commercial real estate:
Construction & development	50,980	17,104	5,231	—	—	73,315
Farmland	67,223	3,858	5,264	—	—	76,345
Multifamily	32,933	335	183	—	—	33,451
Commercial real estate-other	183,675	17,374	9,082	—	—	210,131
Total commercial real estate	334,811	38,671	19,760	—	—	393,242
Residential real estate:
One- to four- family first liens	144,898	6,209	5,775	—	—	156,882
One- to four- family junior liens	68,241	364	507	—	—	69,112
Total residential real estate	213,139	6,573	6,282	—	—	225,994
Consumer	21,338	120	271		—	21,729
Total	$819,348	$66,031	$52,656	$—	$—	$938,035

Loans acquired with deteriorated credit quality (loan pools)	$39,928	$—	$27,956	$—	$121	$68,005

Special Mention/Watch - A special mention/watch asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special mention/watch assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard - Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

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

The following table sets forth the amounts and categories of the Company's impaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$3,468	$3,465	$—	$3,294	$3,271	$—
Commercial and financial	859	856	—	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	695	695	—	387	387	—
Farmland	4,176	4,168	—	3,875	3,866	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,644	3,610	—	1,917	1,918	—
Total commercial real estate	8,515	8,473	—	6,179	6,171	—
Residential real estate:
One- to four- family first liens	1,537	1,537	—	964	964	—
One- to four- family junior liens	11	11	—	11	11	—
Total residential real estate	1,548	1,548	—	975	975	—
Consumer	51	51	—	52	52	—
Total	$14,441	$14,393	$—	$11,986	$12,218	$—

With an allowance recorded:
Agricultural	$1,726	$1,723	$276	$—	$—	$—
Commercial and financial	1,493	1,482	614	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	2,072	2,070	588	451	447	100
Farmland	348	348	60	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,177	1,173	120	—	—	—
Total commercial real estate	3,597	3,591	768	451	447	100
Residential real estate:
One- to four- family first liens	1,004	1,002	150	—	—	—
One- to four- family junior liens	64	64	13	16	16	10
Total residential real estate	1,068	1,066	163	16	16	10
Consumer	27	27	9	—	—	—
Total	$7,911	$7,889	$1,830	$467	$463	$110

Total:
Agricultural	$5,194	$5,188	$276	$3,294	$3,271	$—
Commercial and financial	2,352	2,338	614	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	2,767	2,765	588	838	834	100
Farmland	4,524	4,516	60	3,875	3,866	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	4,821	4,783	120	1,917	1,918	—
Total commercial real estate	12,112	12,064	768	6,630	6,618	100
Residential real estate:
One- to four- family first liens	2,541	2,539	150	964	964	—
One- to four- family junior liens	75	75	13	27	27	10
Total residential real estate	2,616	2,614	163	991	991	10
Consumer	78	78	9	52	52	—
Total	$22,352	$22,282	$1,830	$12,453	$12,681	$110

The following table sets forth the amounts and categories of the Company's impaired loans as of March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$3,439	$12	$1,698	$(99)
Commercial and financial	851	7	843	(5)
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	695	—	—	—
Farmland	4,204	23	1,365	13
Multifamily	—	—	—	—
Commercial real estate-other	3,651	34	357	(91)
Total commercial real estate	8,550	57	1,722	(78)
Residential real estate:
One- to four- family first liens	1,549	(2)	466	30
One- to four- family junior liens	11	—	—	—
Total residential real estate	1,560	(2)	466	30
Consumer	52	—	—	—
Total	$14,452	$74	$4,729	$(152)

With an allowance recorded:
Agricultural	$1,733	$10	3,497	(178)
Commercial and financial	1,496	6	220	(4)
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	2,059	(10)	—	—
Farmland	350	2	—	—
Multifamily	—	—	—	—
Commercial real estate-other	1,204	30	39	(1)
Total commercial real estate	3,613	22	39	(1)
Residential real estate:
One- to four- family first liens	1,018	9	281	2
One- to four- family junior liens	66	1	62	1
Total residential real estate	1,084	10	343	3
Consumer	28	1	76	1
Total	$7,954	$49	$4,175	$(179)

Total:
Agricultural	$5,172	$22	5,195	(277)
Commercial and financial	2,347	13	1,063	(9)
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	2,754	(10)	—	—
Farmland	4,554	25	1,365	13
Multifamily	—	—	—	—
Commercial real estate-other	4,855	64	396	(92)
Total commercial real estate	12,163	79	1,761	(79)
Residential real estate:
One- to four- family first liens	2,567	7	747	32
One- to four- family junior liens	77	1	62	1
Total residential real estate	2,644	8	809	33
Consumer	80	1	76	1
Total	$22,406	$123	$8,904	$(331)

The following table sets forth the composition of the Company's past due and nonaccrual loans at March 31, 2011 and December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
(in thousands)
March 31, 2011
Agricultural	$56	$37	$2,443	$2,536	$77,870	$80,406	$678
Commercial and financial	1,741	1,568	1,138	4,447	214,370	218,817	210
Credit cards	—	1	1	2	894	896	2
Overdrafts	73	3	1	77	561	638	—
Commercial real estate:
Construction & development	640	—	2,573	3,213	68,376	71,589	255
Farmland	150	—	2,868	3,018	65,952	68,970	—
Multifamily	—	—	—	—	34,060	34,060	—
Commercial real estate-other	1,193	753	1,479	3,425	213,991	217,416	303
Total commercial real estate	1,983	753	6,920	9,656	382,379	392,035	558
Residential real estate:
One- to four- family first liens	1,876	467	2,832	5,175	153,903	159,078	721
One- to four- family junior liens	336	81	89	506	65,148	65,654	62
Total residential real estate	2,212	548	2,921	5,681	219,051	224,732	783
Consumer	66	32	73	171	20,828	20,999	13
Total	$6,131	$2,942	$13,497	$22,570	$915,953	$938,523	$2,244

December 31, 2010
Agricultural	$2,910	$45	$257	$3,212	$81,378	$84,590	$12
Commercial and financial	1,671	911	1,026	3,608	207,726	211,334	56
Credit cards	—	—	—	—	655	655	—
Overdrafts	109	15	2	126	365	491	—
Commercial real estate:
Construction & development	633	214	1,220	2,067	71,248	73,315	710
Farmland	—	—	2,869	2,869	73,476	76,345	—
Multifamily	—	—	—	—	33,451	33,451	—
Commercial real estate-other	417	42	1,290	1,749	208,382	210,131	—
Total commercial real estate	1,050	256	5,379	6,685	386,557	393,242	710
Residential real estate:
One- to four- family first liens	2,389	801	2,972	6,162	150,720	156,882	696
One- to four- family junior liens	520	85	109	714	68,398	69,112	82
Total residential real estate	2,909	886	3,081	6,876	219,118	225,994	778
Consumer	45	147	132	324	21,405	21,729	23
Total	$8,694	$2,260	$9,877	$20,831	$917,204	$938,035	$1,579

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
Delinquency status of a loan is determined by the number of days that have elapsed past the loan's payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more. Loans shown in the 30-59 days and 60-89 days columns in the table above, reflect contractual delinquency status only, and include loans considered nonperforming due to classification as a TDR of being place on non-accrual.

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
(in thousands)
Agricultural	$1,865	$1,805
Commercial and financial	1,461	1,553
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction & development	2,318	765
Farmland	3,007	3,008
Multifamily	—	—
Commercial real estate-other	3,134	2,773
Total commercial real estate	8,459	6,546
Residential real estate:
One- to four- family first liens	2,629	2,361
One- to four- family junior liens	27	27
Total residential real estate	2,656	2,388
Consumer	90	113
Total	$14,531	$12,405

As of March 31, 2011, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.

6.	Income Taxes
Federal income tax expense for the three months ended March 31, 2011 and 2010 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

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
Securities Available for Sale - The Company's investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating, maturity, and potential call dates. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.
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
Federal Home Loan Bank Stock - Ownership of FHLB stock is required as a condition of membership in the FHLB-Des Moines, and is carried on the balance sheet in other assets. This investment generally has restrictions on the sale and/or liquidation of stock and because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. Fair value measurements for this security are classified as Level 3 because of its undeliverable nature and related credit risk.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$77,027	$—	$77,027	$—
State and political subdivisions	194,697	—	194,697	—
Residential mortgage-backed securities	221,921	—	221,921	—
Corporate debt securities	5,923	—	5,923	—
Collateralized debt obligations	936	—	—	936
Total available for sale debt securities	500,504	—	499,568	936
Available for sale equity securities:
Financial services industry	1,442	1,442	—	—
Total available for sale equity securities	1,442	1,442	—	—
Total securities available for sale	$501,946	$1,442	$499,568	$936

Mortgage servicing rights	$1,190	$—	$—	$1,190

Federal Home Loan Bank stock	$10,733	$—	$—	$10,733

	Fair Value Measurement at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$80,334	$—	$80,334	$—
State and political subdivisions	190,088	—	190,088	—
Residential mortgage-backed securities	179,784	—	179,784	—
Corporate debt securities	9,473	—	9,473	—
Collateralized debt obligations	799	—	—	799
Total available for sale debt securities	460,478	—	459,679	799
Available for sale equity securities:
Financial services industry	1,476	1,476	—	—
Total available for sale equity securities	1,476	1,476	—	—
Total securities available for sale	$461,954	$1,476	$459,679	$799

Mortgage servicing rights	$835	$—	$—	$835

Federal Home Loan Bank stock	$10,587	$—	$—	$10,587

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2010	$799	$835
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	355
Included in other comprehensive income	137	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Level 3 fair value at March 31, 2011	$936	$1,190
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
Valuation methods for instruments measured at fair value on a nonrecurring basis
Impaired Loans - From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for impaired loans are based on either the fair value of the collateral less estimated costs to sell, or the present value of expected future cash flows as discounted at the loan's effective interest rate. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Because many of these inputs are unobservable the valuations are classified as Level 3.
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

The following table discloses the Company's estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2011 and December 31, 2010, as more fully described below.

	Fair Value Measurements at March 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with an allowance recorded	$7,889	$—	$—	$7,889
Loans held for sale	279	—	279	—
Other real estate owned	3,874	—	—	3,874

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with an allowance recorded	$463	$—	$—	$463
Loans held for sale	702	—	702	—
Other real estate owned	3,850	—	—	3,850

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2011 and December 31, 2010. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$23,667	$23,667	$20,523	$20,523
Investment securities	505,618	505,662	465,986	466,062
Loans held for sale	279	279	702	702
Loans, net	923,125	920,545	922,868	922,817
Loan pool participations, net	62,207	62,207	65,871	65,871
Other real estate owned	3,874	3,874	3,850	3,850
Accrued interest receivable	9,580	9,580	10,648	10,648
Federal Home Loan Bank stock	10,733	10,733	10,587	10,587
Mortgage servicing rights	1,190	1,190	835	835
Financial liabilities:
Deposits	1,263,158	1,264,236	1,219,328	1,223,584
Federal funds purchased and securities sold under agreements to repurchase	46,325	46,325	50,194	50,194
Federal Home Loan Bank borrowings	117,200	119,377	127,200	130,005
Long-term debt	15,464	9,897	15,464	9,930
Accrued interest payable	1,964	1,964	1,872	1,872

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
Loan Pool Participations
MidWestOne has invested in certain participation certificates of loan pools which are held and serviced by the third-party independent servicing corporation. MidWestOne's portfolio holds approximately 95% of participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization located in Omaha, Nebraska. SRC's owner holds the rest. The Company does not have any ownership interest in or control over SRC. As previously announced, the Company has decided to exit this line of business as current balances pay down.
These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction) the servicer's due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, MidWestOne management reviewed the status and decided if it wished to continue in the process. If the decision to consider a bid was made, the servicer conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses, changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan at cents per dollar (discounted price) based on the servicer's assessment of the recovery potential of each loan.
Once a bid was awarded to the Company's servicer, the Company assumed the risk of profit or loss but on a non-recourse basis so the risk is limited to its initial investment. The extent of the risk is also dependent upon: the debtor or guarantor's financial condition, the possibility that a debtor or guarantor may file for bankruptcy protection, the servicer's ability to locate any collateral and obtain possession, the value of such collateral, and the length of time it takes to realize the recovery either through collection procedures, legal process, or resale of the loans after a restructure.
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

9.	Effect of New Financial Accounting Standards
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
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies whether a restructuring constitutes a troubled debt restructuring. The update clarifies the guidance on a creditor's evaluation of whether it has granted a concession and on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, under this ASU a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. This ASU is effective for the third quarter of 2011 and is not expected to have a material effect on the Company's consolidated financial statements.

10.	Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were available to be issued. Events or transactions occurring after March 31, 2011, but prior to the date the consolidated financial statements were available to be issued, that provided additional evidence about conditions that existed at March 31, 2011 have been recognized in the consolidated financial statements for the period ended March 31, 2011. Events or transactions that provided evidence about conditions that did not exist at March 31, 2011, but arose before the consolidated financial statements were available to be issued, have not been recognized in the consolidated financial statements for the period ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Iowa City, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2010 Annual Report on Form 10-K. Results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Estimates
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, participation interests in loan pools, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010
Summary
For the quarter ended March 31, 2011 we earned net income of $2.9 million, of which $2.7 million was available to common shareholders, compared with $2.0 million, of which $1.8 million was available to common shareholders, for the quarter ended March 31, 2010, an increase of 45.0% and 50.4%, respectively. Basic and diluted earnings per common share for the first quarter of 2011 were $0.31 versus $0.21 for the first quarter of 2010. Our return on average assets for the first quarter of 2011 was 0.74% compared with a return of 0.53% for the same period in 2010. Our return on average shareholders' equity was 7.41% for the quarter ended March 31, 2011 versus 5.28% for the quarter ended March 31, 2010. The return on average tangible common equity was 8.26% for the first quarter of 2011 compared with 5.76% for the same period in 2010.
The following table presents selected financial results and measures for the first quarter of 2011 and 2010.

	Three Months Ended March 31,
($ amounts in thousands)	2011	2010
Net Income	$2,905	$2,004
Average Assets	1,589,542	1,527,170
Average Shareholders' Equity	158,891	153,798
Return on Average Assets	0.74%	0.53%
Return on Average Shareholders' Equity	7.41%	5.28%
Return on Average Tangible Common Equity	8.26%	5.74%
Total Equity to Assets (end of period)	9.97%	10.00%
Tangible Common Equity to Tangible Assets (end of period)	8.37%	8.26%
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Average Tangible Common Equity:
Average total shareholders' equity	$158,891	$153,798
Less: Average preferred stock	(15,775)	(15,708)
Average goodwill and intangibles	(11,208)	(12,371)
Average tangible common equity	$131,908	$125,719

Net income available to common shareholders	$2,688	$1,787

Annualized return on average tangible common equity	8.26%	5.74%

	As of March 31,
(in thousands)	2011	2010
Tangible Common Equity:
Total shareholders' equity	161,315	154,158
Less: Preferred equity	(15,784)	(15,716)
Goodwill and intangibles	(11,019)	(12,016)
Tangible common equity	134,512	126,426

Tangible Assets:
Total assets	1,618,231	1,542,061
Less: Goodwill and intangibles	(11,019)	(12,016)
Tangible assets	1,607,212	1,530,045

Tangible common equity/tangible assets	8.37%	8.26%

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
Our net interest income for the quarter ended March 31, 2011 decreased $0.2 million to $11.6 million compared with $11.8 million for the quarter ended March 31, 2010. Our total interest income of $16.9 million was $0.9 million lower in the first quarter of 2011 compared with the same period in 2010. Most of the decrease in interest income was due to reduced interest on loans and interest income on loan pool participations, due primarily to lower average rates. The decrease in interest income was partially offset by reduced interest expense on deposits and FHLB advances. Total interest expense for the first quarter of 2011 decreased $0.8 million, or 12.7%, compared with the same period in 2010, due primarily to lower average interest rates in 2011. Our net interest margin on a tax-equivalent basis for the first quarter of 2011 decreased to 3.31% compared with 3.50% in the first quarter of 2010. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.75% for the first quarter of 2011 from 5.22% for the first quarter of 2010. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities, and decreased income from the loan pool participations. The average cost of interest-bearing liabilities decreased in the first quarter of 2011 to 1.67% from 2.01% for the first quarter of 2010, due to the continued repricing of new time certificates and FHLB advances at lower interest rates. We expect to continue battling margin compression as 2011 unfolds with short term interest rates at generational lows.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarter ended March 31, 2011 and 2010. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$929,247	$12,883	5.62%	$959,568	$13,789	5.83%
Loan pool participations (4)	66,347	354	2.16	84,267	899	4.33
Investment securities:
Taxable investments	365,856	2,688	2.98	260,356	2,225	3.47
Tax exempt investments (2)	119,103	1,568	5.34	118,290	1,523	5.22
Total investment securities	484,959	4,256	3.56	378,646	3,748	4.01
Federal funds sold and interest-bearing balances	14,849	8	0.22	11,369	10	0.36
Total interest-earning assets	$1,495,402	$17,501	4.75%	$1,433,850	$18,446	5.22%

Cash and due from banks	18,621			20,008
Premises and equipment	26,346			28,949
Allowance for loan losses	(17,723)			(16,552)
Other assets	66,896			60,915
Total assets	$1,589,542			$1,527,170

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$527,181	$1,067	0.82%	$468,409	$1,106	0.96%
Certificates of deposit	569,264	3,035	2.16	569,336	3,510	2.50
Total deposits	1,096,445	4,102	1.52	1,037,745	4,616	1.80
Federal funds purchased and repurchase agreements	46,779	74	0.64	40,661	77	0.77
Federal Home Loan Bank borrowings	123,600	945	3.10	128,689	1,207	3.80
Long-term debt and other	16,234	172	4.30	16,446	161	3.97
Total borrowed funds	186,613	1,191	2.59	185,796	1,445	3.15
Total interest-bearing liabilities	$1,283,058	$5,293	1.67%	$1,223,541	$6,061	2.01%

Net interest spread(2)			3.08%			3.21%

Demand deposits	136,922			135,771
Other liabilities	10,671			14,060
Shareholders' equity	158,891			153,798
Total liabilities and shareholders' equity	$1,589,542			$1,527,170

Interest income/earning assets (2)	$1,495,402	$17,501	4.75%	$1,433,850	$18,446	5.22%
Interest expense/earning assets	$1,495,402	$5,293	1.44%	$1,433,850	$6,061	1.71%
Net interest margin (2)(5)		$12,208	3.31%		$12,385	3.50%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$83			$85
Securities		533			533
Total tax equivalent adjustment		616			618
Net Interest Income		$11,592			$11,767

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Three Months Ended March 31,
	2011 Compared to 2010 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans (tax equivalent)	$(428)	$(478)	$(906)
Loan pool participations	(163)	(382)	(545)
Investment securities:
Taxable investments	708	(245)	463
Tax exempt investments	11	34	45

Total investment securities	719	(211)	508

Federal funds sold and interest-bearing balances	8	(10)	(2)

Change in interest income	136	(1,081)	(945)

Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	282	(321)	(39)
Certificates of deposit	—	(475)	(475)

Total deposits	282	(796)	(514)

Federal funds purchased and repurchase agreements	32	(35)	(3)
Federal Home Loan Bank borrowings	(46)	(216)	(262)
Other long-term debt	(2)	13	11

Total Borrowed Funds	(16)	(238)	(254)

Change in interest expense	266	(1,034)	(768)

Decrease in net interest income	$(130)	$(47)	$(177)

Percentage decrease in net interest income over prior period			(1.43)%
Interest income and fees on loans on a tax-equivalent basis decreased $0.9 million, or 6.6%, in the first quarter of 2011 compared with the same period in 2010. Average loans were $30.3 million, or 3.2%, lower in the first quarter of 2011 compared with 2010. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt during 2010, as the economic environment has caused many customers to actively reduce their borrowing position. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.83% in the first quarter of 2010 to 5.62% in first quarter of 2011, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.4 million for the first quarter of 2011 compared with $0.9 million for the first quarter of 2010, a decrease of $0.5 million. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have very minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $17.9 million, or 21.3%, lower in the first quarter of 2011 compared with 2010. The decrease in average loan pool volume was due to loan pay downs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 2.16% for the first quarter of 2011, down from 4.98% for the same period of 2010. The net yield was lower in the first quarter of 2011 than for the first quarter of 2010 primarily due to increased charge-off levels in the portfolio.
Interest income on investment securities on a tax-equivalent basis totaled $4.3 million in the first quarter of 2011 compared with $3.7 million for the same period of 2010. The average balance of investments in the first quarter of 2011 was $485.0 million compared with $378.6 million in the first quarter of 2010, an increase of $106.3 million, or 28.1%. The increase in average balance resulted from excess liquidity provided by a combination of decreasing loan balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the first quarter of 2011 decreased to 3.56% from 4.01% in the comparable period of 2010 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.5 million, or 11.1%, lower in the first quarter of 2011 compared with the same period in 2010, mainly due to the decrease in interest rates being paid during 2011. The weighted average rate paid on interest-bearing deposits was 1.52% in the first quarter of 2011 compared with 1.80% in the first quarter of 2010. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first quarter of 2011 increased $58.7 million, or 5.7% compared with the same period in 2010.
Interest expense on borrowed funds was $0.3 million lower in the first quarter of 2011 compared with the same period in 2010. Interest on borrowed funds totaled $1.2 million for the first quarter of 2011. Average borrowed funds for the first quarter of 2011 were $0.8 million higher compared with the same period in 2010. The majority of the difference was due to an increase in repurchase agreements, partially offset by a reduction in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 2.59% for the first quarter of 2011 compared with 3.15% for the first quarter of 2010, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.9 million in the first quarter of 2011 compared with a $1.5 million provision in the first quarter of 2010. Net loans charged off in the first quarter of 2011 totaled $0.7 million compared with net loans charged off of $0.9 million in the first quarter of 2010. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of March 31, 2011; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy, may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended March 31,
	2011	2010	% Change
(dollars in thousands)
Trust and investment fees	$1,273	$1,234	3.2%
Service charges and fees on deposit accounts	851	864	(1.5)
Mortgage origination and loan servicing fees	877	500	75.4
Other service charges, commissions and fees	679	584	16.3
Bank owned life insurance income	229	167	37.1
Impairment losses on investment securities, net	—	(189)	NM
Gain (loss) on sale of available for sale securities	—	237	NM
Loss on sale of premises and equipment	(48)	(77)	(37.7)
Total noninterest income	$3,861	$3,320	16.3%

Noninterest income as a % of total revenue*	25.0%	22.0%

NM - Percentage change not considered meaningful.
* - Total revenue includes net interest income and noninterest income.
Total noninterest income increased $0.5 million for the first quarter of 2011 compared with the same period for 2010. The increase in 2011 is primarily due to increased mortgage origination and loan servicing fees combined with the absence of any impairment charges on our investment securities portfolio. Mortgage origination and loan servicing fees totaled $0.9 million for the first quarter of 2011, up from $0.5 million for the same period last year. We did not recognize any impairment losses on our investment securities portfolio during the first quarter compared with a $0.2 million loss for the first quarter a year ago. The increase in mortgage origination and loan servicing fees was attributable to higher refinancing activity in single-family residential loans during the first quarter of 2011 compared to the same period of 2010. Decreasing levels of refinancing activity has occurred since the beginning of 2011, and we expect this trend to continue.
These improvements were partially offset by the absence of net gains or losses on the sale of available for sale securities for the first quarter of 2011, compared with net gains of $0.2 million for the same period of 2010. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the quarter ended March 31, 2011, noninterest income comprised 25.0% of total revenues, compared with 22.0% for the same quarter in 2010.
Noninterest Expense

	Three Months Ended March 31,
	2011	2010	% Change
(dollars in thousands)
Salaries and employee benefits	$5,870	$5,790	1.4%
Net occupancy and equipment expense	1,617	1,776	(9.0)
Professional fees	677	749	(9.6)
Data processing expense	450	457	(1.5)
FDIC insurance expense	597	692	(13.7)
Other operating expense	1,423	1,584	(10.2)
Total noninterest expense	$10,634	$11,048	(3.7)%
Noninterest expense for the first quarter of 2011 was $10.6 million compared with $11.0 million for the first quarter of 2010, a decrease of $0.4 million, or 3.7%. Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, FDIC insurance premiums, professional fees and data processing expense. The primary reasons for the lower noninterest expense for the quarter were a decrease in other operating expenses from $1.6 million in the first quarter of 2010 to $1.4 million for the same period of 2011, and a decrease in net occupancy and equipment expense from $1.8 million for the first quarter of 2010 to $1.6 million for the first quarter of 2011. The decrease in other operating expenses was primarily due to decreased costs associated with other real estate owned, while the lower net occupancy and equipment expenses were the result of management's cost control and efficiency efforts, notably the closing of three branch facilities in late 2010. Management expects noninterest expense categories to remain stable throughout 2011, with the exception of FDIC insurance expense, which is anticipated to trend lower.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 25.9% for the first quarter of 2011, and 21.1% for the same period of 2010. The increase in the effective tax rate in 2011 was primarily due to the relative amount of tax-exempt income on tax-exempt bonds to total income. Income tax expense increased $0.5 million to $1.0 million in the first quarter of 2011 compared with $0.5 million income tax expense for the same period of 2010, due primarily to increased net income.
FDIC Assessments
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $9.2 million in prepaid assessments (which has a remaining balance of $6.0 million at March 31, 2011). The FDIC determined each institution's prepaid assessment based on the institution's: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 31, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. On February 7, 2011, the FDIC Board of Directors adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The new rule makes changes to assessment rates from being based on adjusted domestic deposits to average consolidated total assets minus average tangible equity; implements Dodd-Frank's Deposit Insurance Fund (the "DIF") dividend provisions; and revises the risk-based assessment system for all large (greater than $10 billion in assets) insured depository institutions. Changes pursuant to the rule are effective April 1, 2011, and are expected to result in a modest reduction in the Bank's prospective assessments. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will either be returned to the institution or credited towards future assessments.

FINANCIAL CONDITION
Our total assets increased to $1.62 billion as of March 31, 2011 from $1.58 billion on December 31, 2010. This growth resulted primarily from increased investment in securities, somewhat offset by a decrease in loan pool participation balances, with portfolio loans remaining virtually unchanged. The asset growth was primarily funded by an increase in deposits partially offset by a decrease in FHLB borrowings. Total deposits at March 31, 2011 were $1.26 billion compared with $1.22 billion at December 31, 2010, up $43.8 million, or 3.6%, primarily due to increased consumer and public fund deposits. Federal Home Loan Bank borrowings decreased $10.0 million from $127.2 million at December 31, 2010, to $117.2 million at March 31, 2011.
Investment Securities
Investment securities available for sale totaled $501.9 million as of March 31, 2011. This was an increase of $40.0 million, or 8.7%, from December 31, 2010. The increase was primarily due to net investment purchases of $39.8 million during the period. Investment securities classified as held to maturity decreased to $3.7 million as of March 31, 2011 as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities, mortgage-backed securities and obligations of states and political subdivisions.
As of March 31, 2011, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets and continue to obtain updated cash flow analysis as required. See Note 4 “Investments” for additional information related to investment securities.

Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	March 31, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$80,406	8.6%	$84,590	9.0%
Commercial and financial	218,817	23.3	211,334	22.5
Credit cards	896	0.1	655	0.1
Overdrafts	638	0.1	491	0.1
Commercial real estate:
Construction & development	71,589	7.6	73,315	7.8
Farmland	68,970	7.3	76,345	8.1
Multifamily	34,060	3.6	33,451	3.6
Commercial real estate-other	217,416	23.2	210,131	22.4

Total commercial real estate	392,035	41.8	393,242	41.9
Residential real estate:
One- to four- family first liens	159,078	16.9	156,882	16.7
One- to four- family junior liens	65,654	7.0	69,112	7.4

Total residential real estate	224,732	23.9	225,994	24.1
Consumer	20,999	2.2	21,729	2.3

Total loans	$938,523	100.0%	$938,035	100.0%

Total bank loans (excluding loan pool participations and loans held for sale) increased by $0.5 million, to $938.5 million as of March 31, 2011 as compared to December 31, 2010. As of March 31, 2011, our bank loan (excluding loan pool participations) to deposit ratio was 74.3% compared with a year-end 2010 bank loan to deposit ratio of 76.9%. We anticipate that the loan to deposit ratio will remain steady in future periods, as loans continue measured growth and deposits remain steady or increase.
We have minimal direct exposure to subprime mortgages in our loan portfolio. Our loan policy provides a guideline that real estate mortgage borrowers have a Beacon score of 640 or greater. Exceptions to this guideline have been noted but the overall exposure is deemed minimal by management. Mortgages we originate and sell on the secondary market are typically underwritten according to the guidelines of secondary market investors. These mortgages are sold on a non-recourse basis. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to loans.
Loan Review and Classification Process for Agricultural, Commercial and Financial, and Commercial Real Estate Loans:
The Company maintains a loan review and classification process which involves multiple officers of the Company and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All Commercial and Agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. A monthly loan officer validation worksheet documents this process. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1- 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful, and rating 8 Loss.
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Company's Loan Review department undertakes independent credit reviews of relationships based on either criteria established by Loan Policy, risk-focused sampling, or random sampling. Loan Policy requires the top 50 lending relationships by total exposure be reviewed no less than annually as well as those credits rated Watch ($250,000 and greater) and Substandard (or worse, $100,000 and greater). The individual loan reviews analyze such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to Executive Management.
Through the review of delinquency reports, updated financial statements or other relevant information in the normal course of business, the lending officer and/or Loan Review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grade 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (5 or above), or is classified as a Troubled Debt Restructure (regardless of size), the lending officer is then charged with preparing a Loan Strategy Summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to Regional Management and then to the Board of Directors by the Executive Vice President of Lending (or a designee).
Depending upon the individual facts, circumstances, and the result of the Classified/Watch review process, Loan officers and/or Loan Review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the Loan Officer, in conjunction with Regional Management, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file adjusting for current market conditions and other local factors that may affect collateral value. Loan Review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company's Allowance for Loan & Lease Losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, Regional Management, with assistance from Loan Review department, reviews the appraisal and updates the specific allowance analysis for each loan relationship accordingly. The Board of Directors on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
In general, once the specific allowance has been finalized, Regional and Executive Management will consider a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Loan Pool Participations
As of March 31, 2011, we had loan pool participations, net, totaling $62.2 million, down from $65.9 million at December 31, 2010. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our Consolidated Balance Sheets represent the discounted purchase cost of the loan pool participations. As of March 31, 2011, the categories of loans by collateral type in the loan pools were commercial real estate - 50%, commercial loans - 9%, agricultural and agricultural real estate - 8%, single-family residential real estate - 11% and other loans - 22%. We have minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to loan pools.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of March 31, 2011, such cost basis was $64.3 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $148.5 million, resulting in an investment basis of 43.3% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
The loans in the pools provide some geographic diversification to our balance sheet. As of March 31, 2011, loans in the southeast region of the United States represented approximately 42% of the total. The northeast was the next largest area with 33%, the central region with 18%, the southwest region with 6% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 18% of the basis total, with the next highest state level being Ohio at 11%, then Pennsylvania at approximately 8%, followed by New Jersey at 7%. As of March 31, 2011, approximately 53% of the loans were contractually current or less than 90 days past-due, while 47% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 47% contractually past-due includes loans in litigation and foreclosed property. As of March 31, 2011, loans in litigation totaled approximately $11.2 million, while foreclosed property was approximately $12.7 million.
Other Intangible Assets
Other intangible assets decreased to $10.9 million as of March 31, 2011 from $11.1 million as of December 31, 2010 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.

The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2011.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
March 31, 2011
Other intangible assets:
Insurance agency intangible	$1,320	$473	$847
Core deposit premium	5,433	2,649	2,784
Trade name intangible	7,040	—	7,040
Customer list intangible	330	82	248

Total	$14,123	$3,204	$10,919

Deposits
Total deposits as of March 31, 2011 were $1.26 billion compared with $1.22 billion as of December 31, 2010. Certificates of deposit were the largest category of deposits at March 31, 2011, representing approximately 45.2% of total deposits. Total certificates of deposit were $570.7 million at March 31, 2011, down $0.9 million, or 0.2%, from $571.6 million at December 31, 2010. Included in total certificates of deposit at March 31, 2011 was $32.8 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $0.2 million, or 0.6%, from the $33.0 million at December 31, 2010. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $472.3 million at March 31, 2011, an increase of $29.4 million, or 6.6%, from $442.9 million at December 31, 2010. The increased balances were primarily in our “Power Checking” account product. Approximately 84.8% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $117.2 million as of March 31, 2011 compared with $127.2 million as of December 31, 2010. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of March 31, 2011, unchanged from December 31, 2010. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on or after September 20, 2012. The interest rate is fixed at 6.48% until December 15, 2012 on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.
Nonperforming Assets
Our nonperforming assets totaled $27.3 million as of March 31, 2011, up $3.7 million compared to December 31, 2010. The balance of other real estate owned at March 31, 2011 was $3.9 million, equal to $3.9 million at year-end 2010. Nonperforming loans totaled $23.4 million (2.5% of total bank loans) as of March 31, 2011, compared to $19.8 million (2.1% of total bank loans) as of December 31, 2010. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to nonperforming assets.
The nonperforming loans consisted of $14.5 million in nonaccrual loans, $6.7 million in troubled debt restructures and $2.2 million in loans past due 90 days or more and still accruing. This compares with $12.4 million, $5.8 million and $1.6 million, respectively, as of December 31, 2010. Nonaccrual loans increased $2.1 million, or 17.1%, at March 31, 2011 compared to December 31, 2010. This increase is primarily attributable to one construction and development loan and one commercial loan totaling $2.5 million being added to nonaccrual loans. The Company experienced a $0.9 million, or 14.9%, increase in restructured loans, from December 31, 2010 to March 31, 2011. This increase is primarily attributable to a commercial loan totaling $0.8 million being added to troubled debt restructures. During the same period, loans past due 90 days or more and still accruing interest increased by $0.7 million, or 42.1%, from December 31, 2010 to March 31, 2011. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $7.0 million as of March 31, 2011 compared with $10.5 million as of December 31, 2010, a decrease of $1.9 million or 17.2%.

All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of March 31, 2011. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. See Note 5 “Loans Receivables and the Allowance for Loan Losses” for additional information related to nonperforming assets.
Allowance for Loan Losses
Our Allowance for Loan Losses (“ALLL”) as of March 31, 2011 was $15.4 million, which was 1.6% of total bank loans (excluding loan pools) as of that date. This compares with an ALLL of $15.2 million as of December 31, 2010, which was 1.6% of total bank loans as of that date. Gross charge-offs for the firstthree months of 2011 totaled $0.8 million, while recoveries of previously charged-off loans totaled $0.2 million. Annualized net loan charge offs to average bank loans for the first three months of 2011 was 0.3% compared to 0.5% for the year ended December 31, 2010. As of March 31, 2011, the ALLL was 65.7% of nonperforming loans compared with 74.6% as of December 31, 2010. While nonperforming loan levels increased during the three months, the increase has been primarily in credits that our management had already identified as weak. Due to the early identification of potential problem loans, we expected to have a decline in the ratio of the ALLL to nonperforming loans. Based on the inherent risk in the loan portfolio, we believe that as of March 31, 2011, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” for additional information related to the allowance for loan losses.
During the first quarter of 2011, as we do each year, we updated the ALLL calculation to reflect current historical net charge-offs. We use a five year average percentage in the historical charge-off portion of the ALLL calculation. The historical charge-off portion is one of six factors used in establishing our reserve level for each loan type. There were no changes to the other five factors during the three months of 2011. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450. All classified loans are reviewed for impairment in accordance with FASB ASC Topic 310.
We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At March 31, 2011, there were six owner occupied 1-4 family loans with a LTV of 100% or greater. In addition, there are 31 home equity lines of credit without credit enhancement that have LTV of 100% or greater. We have the first lien on two of these equity lines and other financial institutions have the first lien on the remaining 29.
We review all impaired and nonperforming loans individually on a quarterly basis for their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2011, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to Loan Review for inclusion in the allowance for loan loss calculation. Periodic loan file examinations are conducted by Loan Review staff to ensure the accuracy of loan officer credit classifications.
Capital Resources
Total shareholders' equity was 9.97% of total assets as of March 31, 2011 and was 10.02% as of December 31, 2010. Tangible common equity to tangible assets was 8.37% as of March 31, 2011 and 8.37% as of December 31, 2010. Our Tier 1 capital to risk-weighted assets ratio was 13.50% as of March 31, 2011 and was 13.37% as of December 31, 2010. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of March 31, 2011, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At March 31,	At December 31,
(in thousands)	2011	2010

Tangible Common Equity:
Total shareholders' equity	$161,315	$158,466
Less: Preferred stock	(15,784)	(15,767)
Goodwill and intangibles	(11,019)	(11,243)

Tangible common equity	$134,512	$131,456

Tangible Assets:
Total assets	$1,618,231	$1,581,259
Less: Goodwill and intangibles	(11,019)	(11,243)

Tangible assets	$1,607,212	$1,570,016

Tangible common equity to tangible assets	8.37%	8.37%

	At March 31,	At December 31,
(in thousands)	2011	2010

Tier 1 capital
Total shareholders' equity	$161,315	$158,466
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	1,330	1,826
Less: Disallowed goodwill and intangibles	(11,138)	(11,327)

Tier 1 capital	$166,971	$164,429

Risk-weighted assets	$1,237,197	$1,230,264

Tier 1 capital to risk-weighted assets	13.50%	13.37%
As of March 31, 2011, we had outstanding 16,000 shares of Series A senior preferred stock, which has a liquidation preference of $1,000 per share, or $16.0 million in the aggregate. All of the shares of the Series A senior preferred stock are held by the U.S. Treasury. The senior preferred stock is non-voting, other than class voting rights on any authorization or issuance of shares ranking senior to the senior preferred stock, any amendment to the rights of senior preferred stock, or any merger, exchange, or similar transaction that would adversely affect the rights of the senior preferred stock. If dividends are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to the Company's Board. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods. In addition, in connection with the issuance of the senior preferred stock, we issued to the U.S. Treasury a warrant to purchase 198,675 shares of our common stock at a strike price of $12.08 per share at any time on or before February 6, 2019. If we repay the U.S. Treasury's investment in full, we would be permitted to redeem the warrant issued to the U.S. Treasury at its then current fair market value. If the warrant is not redeemed at such time, however, it will remain outstanding and transferable by the U.S. Treasury. All of the capital from Treasury is treated as Tier 1 capital for regulatory purposes. The Company's management is currently evaluating the Company's plan for potentially redeeming the $16.0 million of senior preferred stock issued to the U.S. Treasury in February 2009 pursuant to the TARP Capital Purchase Program, including performing financial analysis as to the impact that any such redemption would have on its regulatory capital levels. Any such redemption, however, would be subject to the prior approval of the U.S. Treasury and the Federal Reserve. If the Company were to repay the Treasury's investment, it would be permitted to redeem the warrant issued to Treasury for an agreed upon fair market value.
On January 18, 2011, 15,000 restricted stock units were granted to certain directors and officers. During the first three months of 2011, 8,600 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 680 shares were surrendered by grantees to satisfy tax requirements. In addition, 1,682 shares were issued in connection with the exercise of previously issued stock options.
On April 21, 2011, the Company's Board of Directors declared a quarterly dividend for the second quarter of 2011 of $0.05 per common share, which is consistent with the dividend per common share paid in the first quarter of 2011.

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
March 31, 2011
Total risk-based capital to risk-weighted assets:
Consolidated	$182,538	14.75%	$98,976	8.00%	N/A	N/A
MidWestOne Bank	160,713	13.22%	97,268	8.00%	$121,585	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	166,971	13.50%	49,488	4.00%	N/A	N/A
MidWestOne Bank	145,486	11.97%	48,634	4.00%	72,951	6.00%
Tier 1 capital to average assets:
Consolidated	166,971	10.58%	63,136	4.00%	N/A	N/A
MidWestOne Bank	145,486	9.37%	32,123	4.00%	77,654	5.00%

December 31, 2010
Total risk-based capital to risk-weighted assets:
Consolidated	$179,963	14.63%	$98,421	8.00%	N/A	N/A
MidWestOne Bank	156,602	13.21%	94,833	8.00%	$118,542	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	164,429	13.37%	49,211	4.00%	N/A	N/A
MidWestOne Bank	141,754	11.96%	47,417	4.00%	71,125	6.00%
Tier 1 capital to average assets:
Consolidated	164,429	10.45%	62,932	4.00%	N/A	N/A
MidWestOne Bank	141,754	9.14%	62,041	4.00%	77,551	5.00%

N/A - Minimum to be considered well capitalized is not applicable to the consolidated entity.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis; and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $23.7 million as of March 31, 2011, compared with $20.5 million as of December 31, 2010. Investment securities classified as available for sale, totaling $501.9 million and $462.0 million as of March 31, 2011 and December 31, 2010, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2011 to meet the needs of borrowers and depositors.
Our principal sources of funds were deposits, proceeds from the maturity and sale of investment securities, FHLB borrowings, principal repayments on loan pools, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate FHLB borrowings that were obtained at a more favorable cost than deposits. We generally managed the pricing of our deposits to maintain a steady deposit base but had from time to time decided not to pay rates on deposits as high as our competition.
As of March 31, 2011, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48% until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59%. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of March 31, 2011, outstanding commitments to extend credit totaled approximately $200.9 million. Commitments under standby and performance letters of credit outstanding aggregated $3.8 million as of March 31, 2011. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the current challenging economic environment, particularly the severe dislocations in the credit markets that prevailed throughout 2008, 2009, and 2010, and continued during the first three months of 2011, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $11.0 million in the first three months of 2011, compared with $6.3 million in the three months of 2010. Net income, depreciation, amortization and accretion were a source of inflow for the first three months of 2011, as was a net change in accounts payable, accrued expenses, and other liabilities of $4.2 million.
Net cash outflows from investing activities were $37.2 million in the first three months of 2011, compared to net cash inflows of $3.2 million in the comparable three-month period of 2010. In the first three months of 2011, securities transactions accounted for a net outflow of $39.5 million, and loans made to customers, net of collections, accounted for net outflows of $1.3 million. Cash inflows for loan pool participations were $3.7 million during the first three months of 2011 compared to a $1.5 million inflow during the same period of 2010.
Net cash provided by financing activities in the first three months of 2011 was $29.3 million. The largest cash outflow from financing activities in the first three months of 2011 consisted of a $10.0 million net decrease in FHLB borrowings. The largest financing cash inflow during the three months ended March 31, 2011 was the $43.8 million net increase in deposits.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. Currently, the Bank has a $238.6 million of collateral pledged to the FHLB and $117.2 million in outstanding borrowings, leaving $118.1 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2011.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. Currently, the Bank owns municipal securities with an approximate market value of $13.6 million pledged.
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
Like most financial institutions, our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. Our asset and liability committee (ALCO) seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
We use a third-party computer software simulation modeling program to measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at March 31, 2011 and December 31, 2010.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
March 31, 2011
Dollar change	$859	$1,289	$(1,595)	$(2,150)
Percent change	1.7%	2.6%	(3.2)%	(4.3)%

December 31, 2010
Dollar change	$1,459	$1,297	$(1,275)	$(1,610)
Percent change	3.0%	2.7%	(2.6)%	(3.3)%
As shown above, at March 31, 2011, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $2.2 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $0.9 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would result in an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and our consolidated subsidiaries.
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

Cautionary Note Regarding Forward-Looking Statements
Statements made in this Report contain certain “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. We and our authorized representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “plans”, “intend”, “project”, “estimate', “forecast”, “may” or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings; (2) our management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income; (3) changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing; (4) fluctuations in the value of our investment securities; (5) governmental monetary and fiscal policies; (6) legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations to be promulgated thereunder), and changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverages; (7) the ability to attract and retain key executives and employees experienced in banking and financial services; (8) the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio; (9) our ability to adapt successfully to technological changes to compete effectively in the marketplace; (10) credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio; (11) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere or providing similar services; (12) the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities; (13) volatility of rate-sensitive deposits; (14) operational risks, including data processing system failures or fraud; (15) asset/liability matching risks and liquidity risks; (16) the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; (17) the costs, effects and outcomes of existing or future litigation; (18) changes in general economic or industry conditions, nationally or in the communities in which we conduct business; (19) changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and (20) other risk factors detailed from time to time in SEC filings made by the Company.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2010.  Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any of our equity securities during the quarter covered by this report. As of March 31, 2011, we did not have in effect an approved share repurchase program.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 5, 2011	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer