Form 10-Q
period 2011-06-30
MidWestOne Financial Group, Inc.
filed 2011-08-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 2, 2011, there were 8,628,221 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$23,193	$13,720
Interest-bearing deposits in banks	18,153	6,077
Federal funds sold	419	726
Cash and cash equivalents	41,765	20,523
Investment securities:
Available for sale	501,211	461,954
Held to maturity (fair value of $2,502 as of June 30, 2011 and $4,086 as of December 31, 2010)	2,493	4,032
Loans held for sale	312	702
Loans	958,199	938,035
Allowance for loan losses	(15,603)	(15,167)
Net loans	942,596	922,868
Loan pool participations, net	56,664	65,871
Premises and equipment, net	25,472	26,518
Accrued interest receivable	9,199	10,648
Other intangible assets, net	10,695	11,143
Bank-owned life insurance	27,227	26,772
Other real estate owned	3,418	3,850
Deferred income taxes	3,370	6,430
Other assets	20,951	19,948
Total assets	$1,645,373	$1,581,259
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$153,617	$129,978
Interest-bearing checking	461,197	442,878
Savings	77,329	74,826
Certificates of deposit under $100,000	369,023	380,082
Certificates of deposit $100,000 and over	195,121	191,564
Total deposits	1,256,287	1,219,328
Securities sold under agreements to repurchase	48,189	50,194
Federal Home Loan Bank borrowings	144,961	127,200
Deferred compensation liability	3,681	3,712
Long-term debt	15,464	15,464
Accrued interest payable	1,777	1,872
Other liabilities	6,377	5,023
Total liabilities	1,476,736	1,422,793

Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000.00 per share; authorized 500,000 shares; issued 16,000 shares as of June 30, 2011 and December 31, 2010	$15,802	$15,767
Common stock, $1.00 par value; authorized 15,000,000 shares at June 30, 2011 and December 31, 2010; issued 8,690,398 shares at June 30, 2011 and December 31, 2010; outstanding 8,628,221 shares at June 30, 2011 and 8,614,790 shares at December 31, 2010	8,690	8,690
Additional paid-in capital	81,232	81,268
Treasury stock at cost, 62,177 shares as of June 30, 2011 and 75,608 shares at December 31, 2010	(865)	(1,052)
Retained earnings	60,449	55,619
Accumulated other comprehensive income (loss)	3,329	(1,826)
Total shareholders' equity	168,637	158,466
Total liabilities and shareholders' equity	$1,645,373	$1,581,259

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$12,976	$13,761	$25,776	$27,465
Interest and discount on loan pool participations	436	909	790	1,808
Interest on bank deposits	8	17	16	27
Interest on federal funds sold	1	4	1	4
Interest on investment securities:
Taxable securities	2,866	2,445	5,554	4,670
Tax-exempt securities	1,072	986	2,107	1,976
Total interest income	17,359	18,122	34,244	35,950

Interest expense:
Interest on deposits:
Interest-bearing checking	994	1,133	2,002	2,203
Savings	58	43	117	79
Certificates of deposit under $100,000	2,120	2,455	4,307	4,998
Certificates of deposit $100,000 and over	839	918	1,687	1,885
Total interest expense on deposits	4,011	4,549	8,113	9,165
Interest on federal funds purchased	3	1	3	2
Interest on securities sold under agreements to repurchase	67	70	141	146
Interest on Federal Home Loan Bank borrowings	868	1,183	1,813	2,390
Interest on notes payable	10	11	20	24
Interest on long-term debt	163	152	325	300
Total interest expense	5,122	5,966	10,415	12,027
Net interest income	12,237	12,156	23,829	23,923
Provision for loan losses	900	1,500	1,800	3,000
Net interest income after provision for loan losses	11,337	10,656	22,029	20,923

Noninterest income:
Trust, investment, and insurance fees	1,156	1,214	2,429	2,448
Service charges and fees on deposit accounts	955	1,034	1,806	1,898
Mortgage origination and loan servicing fees	382	525	1,259	1,025
Other service charges, commissions and fees	677	576	1,356	1,160
Bank-owned life insurance income	225	147	454	314
Impairment losses on investment securities	—	—	—	(189)
Gain on sale of available for sale securities	85	233	85	470
Loss on sale of premises and equipment	(195)	(204)	(243)	(281)
Total noninterest income	3,285	3,525	7,146	6,845

Noninterest expense:
Salaries and employee benefits	5,739	5,691	11,609	11,481
Net occupancy and equipment expense	1,498	1,630	3,115	3,406
Professional fees	688	659	1,365	1,408
Data processing expense	426	414	876	871
FDIC Insurance expense	356	705	953	1,397
Other operating expense	1,588	1,563	3,011	3,147
Total noninterest expense	10,295	10,662	20,929	21,710
Income before income tax expense	4,327	3,519	8,246	6,058
Income tax expense	1,104	914	2,118	1,449
Net income	$3,223	$2,605	$6,128	$4,609
Less: Preferred stock dividends and discount accretion	$218	$217	$435	$434
Net income available to common shareholders	$3,005	$2,388	$5,693	$4,175
Share and Per share information:
Ending number of shares outstanding	8,628,221	8,612,582	8,628,221	8,612,582
Average number of shares outstanding	8,627,810	8,612,582	8,624,782	8,610,231
Diluted average number of shares	8,674,558	8,643,233	8,678,787	8,628,756
Earnings per common share - basic	$0.35	$0.27	$0.66	$0.48
Earnings per common share - diluted	0.35	0.27	0.66	0.48
Dividends paid per common share	0.05	0.05	0.10	0.10
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Captial	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Comprehensive income:
Net income	—	—	—	—	4,609	—	4,609
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	1,717	1,717
Total comprehensive income							6,326
Dividends paid on common stock ($0.10 per share)	—	—	—	—	(861)	—	(861)
Dividends paid on preferred stock	—	—	—	—	(400)	—	(400)
Stock options exercised (1,945 shares)	—	—	(11)	27	—	—	16
Release/lapse of restriction on 5,404 RSUs	—	—	(74)	74	—	—	—
Preferred stock discount accretion	34	—	—	—	(34)	—	—
Stock compensation	—	—	98	—	—	—	98
Balance at June 30, 2010	$15,733	$8,690	$81,192	$(1,082)	$51,393	$1,461	$157,387
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Comprehensive income:
Net income	—	—	—	—	6,128	—	6,128
Change in net unrealized gains arising during the period on securities available for sale, net of tax	—	—	—	—	—	5,155	5,155
Total comprehensive income							11,283
Dividends paid on common stock ($0.10 per share)	—	—	—	—	(863)	—	(863)
Dividends paid on preferred stock	—	—	—	—	(400)	—	(400)
Stock options exercised (3,488 shares)	—	—	(9)	49	—	—	40
Release/lapse of restriction on 10,650 RSUs	—	—	(135)	138	—	—	3
Preferred stock discount accretion	35	—	—	—	(35)	—	—
Stock compensation	—	—	108	—	—	—	108
Balance at June 30, 2011	$15,802	$8,690	$81,232	$(865)	$60,449	$3,329	$168,637
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,128	$4,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	3,000
Depreciation, amortization and accretion	2,588	3,003
Loss on sale of premises and equipment	243	281
Deferred income taxes	(5)	(553)
Stock-based compensation	108	98
Net gains on sale of available for sale securities	(85)	(470)
Net gains on sale of other real estate owned	(158)	(53)
Writedown of other real estate owned	—	112
Other-than-temporary impairment of investment securities	—	189
Decrease (increase) in loans held for sale	390	(9)
Decrease in accrued interest receivable	1,449	1,634
Increase in other assets	(1,003)	(541)
Decrease in deferred compensation liability	(31)	(46)
Increase in accounts payable, accrued expenses, and other liabilities	1,259	2,515
Net cash provided by operating activities	12,683	13,769
Cash flows from investing activities:
Sales of available for sale securities	—	14,458
Maturities of available for sale securities	64,238	49,369
Purchases of available for sale securities	(96,412)	(116,428)
Maturities of held to maturity securities	1,540	2,647
Loans made to customers, net of collections	(21,716)	8,076
Decrease in loan pool participations, net	9,207	6,163
Purchases of premises and equipment	(531)	(2,182)
Proceeds from sale of other real estate owned	778	1,543
Proceeds from sale of premises and equipment	175	1,610
Purchases of bank-owned life insurance	—	—
Increase in cash value of bank-owned life insurance	(454)	(314)
Net cash used in investing activities	(43,175)	(35,058)
Cash flows from financing activities:
Net increase in deposits	36,959	15,719
Net increase in federal funds purchased	—	7,967
Net decrease in securities sold under agreements to repurchase	(2,005)	(4,545)
Proceeds from Federal Home Loan Bank borrowings	51,000	25,000
Repayment of Federal Home Loan Bank borrowings	(33,000)	(23,000)
Stock options exercised	43	16
Payments on long-term debt	—	(24)
Dividends paid	(1,263)	(1,261)
Net cash provided by financing activities	51,734	19,872
Net increase (decrease) in cash and cash equivalents	21,242	(1,417)
Cash and cash equivalents at beginning of period	20,523	27,588
Cash and cash equivalents at end of period	$41,765	$26,171
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,509	$12,428
Cash paid during the period for income taxes	$857	$1,683
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$188	$601
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Principles of Consolidation and Presentation
MidWestOne Financial Group, Inc. (“MidWestOne” or the “Company,” which is also referred to herein as “we,” “our” or “us”) is an Iowa corporation incorporated in 1983, a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act of 1999. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240.
The Company owns 100% of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), and 100% of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through our bank subsidiary, MidWestOne Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business, through three offices located in central and east-central Iowa.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of MidWestOne, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011, and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results for the three and six months ended June 30, 2011 may not be indicative of results for the year ending December 31, 2011, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the December 31, 2010 Annual Report on Form 10-K. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

2.Shareholders' Equity
Repurchase of Preferred Stock and Common Stock Warrant: On July 6, 2011, the Company announced that it had repurchased the 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock"), issued to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate repurchase price of $16.0 million. As a result of the repurchase of the Preferred Stock, the Company accelerated the amortization of the issuance discount on the Preferred Stock in the amount of $193,000, which along with accrued dividends paid of $113,000, will reduce net income available to common shareholders in the results of operations of the third quarter of 2011 in the same manner as that for preferred dividends. It is projected that the acceleration of the issuance discount amortization will reduce net earnings available to common shareholders by approximately 2 cents per share.
On July 27, 2011, the Company announced that it had repurchased the common stock warrant issued to the Treasury as part of the CPP for $1.0 million. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share.
Common Stock: The number of authorized shares of common stock for the Company is 15,000,000.

3.Earnings per Common Share
Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended

June 30, 2011 and 2010 was 8,627,810 and 8,612,582, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2011 and 2010 was 8,624,782 and 8,610,231, respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,674,558 and 8,643,233 for the three months ended June 30, 2011 and 2010, respectively, and 8,678,787 and 8,628,756 for the six months ended June 30, 2011 and 2010, respectively.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Weighted average number of shares outstanding during the period	8,627,810	8,612,582	8,624,782	8,610,231
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,674,558	8,643,233	8,678,787	8,628,756
Net income	$3,223	$2,605	$6,128	$4,609
Preferred stock dividend accrued and discount accretion	(218)	(217)	(435)	(434)
Net income available to common stockholders	$3,005	$2,388	$5,693	$4,175
Earnings per share - basic	$0.35	$0.27	$0.66	$0.48
Earnings per share - diluted	$0.35	$0.27	$0.66	$0.48

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$67,051	$1,586	$(22)	$68,615
State and political subdivisions	194,286	6,609	(247)	200,648
Mortgage-backed securities and collateralized mortgage obligations	218,667	5,934	(39)	224,562
Corporate debt securities	6,405	257	(801)	5,861
	486,409	14,386	(1,109)	499,686
Other equity securities	1,188	337	—	1,525
Total	$487,597	$14,723	$(1,109)	$501,211

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$79,181	$1,492	$(339)	$80,334
State and political subdivisions	187,847	3,994	(1,753)	190,088
Mortgage-backed securities and collateralized mortgage obligations	177,453	2,743	(412)	179,784
Corporate debt securities	10,896	349	(973)	10,272
	455,377	8,578	(3,477)	460,478
Other equity securities	1,183	296	(3)	1,476
Total	$456,560	$8,874	$(3,480)	$461,954

A summary of investment securities held to maturity is as follows:

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$1,577	$4	$—	$1,581
Mortgage-backed securities	47	5	—	52
Corporate debt securities	869	—	—	869
Total	$2,493	$9	$—	$2,502

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$3,115	$49	$—	$3,164
Mortgage-backed securities	50	5	—	55
Corporate debt securities	867	—	—	867
Total	$4,032	$54	$—	$4,086
The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2011 and December 31, 2010. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.
The following presents information pertaining to securities with gross unrealized losses as of June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$7,420	$(22)	$—	$—	$7,420	$(22)
State and political subdivisions	38	15,489	(247)	—	—	15,489	(247)
Mortgage-backed securities and collateralized mortgage obligations	1	8,548	(39)	—	—	8,548	(39)
Corporate debt securities	4	—	—	971	(801)	971	(801)
Common stocks	—	—	—	—	—	—	—
Total	44	$31,457	$(308)	$971	$(801)	$32,428	$(1,109)

		As of December 31, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$12,828	$(339)	$—	$—	$12,828	$(339)
State and political subdivisions	93	53,326	(1,750)	112	(3)	53,438	(1,753)
Mortgage-backed securities and collateralized mortgage obligations	9	77,115	(412)	—	—	77,115	(412)
Corporate debt securities	4	799	(973)	—	—	799	(973)
Common stocks	1	71	(3)	—	—	71	(3)
Total	109	$144,139	$(3,477)	$112	$(3)	$144,251	$(3,480)

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
The Company believes that the decline in the value of certain obligations of state and political subdivisions was primarily related to an overall widening of market spreads for many types of fixed income products since 2008, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At June 30, 2011, approximately 60% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost at maturity. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of June 30, 2011 and December 31, 2010.
At June 30, 2011, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, due to several impairment charges recognized since 2008, the book value of these securities at June 30, 2011 had been reduced to $1.8 million. Two of the securities have been written down to a value of zero, with the remaining four having an average cost basis of 29.5% of their original face value. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. The market for these securities is considered to be inactive according to the guidance issued in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. As part of its analysis of the collateralized debt obligations, the Company subjects the securities to a stress scenario which involves a level of deferrals or defaults in the collateral pool in excess of what the Company believes is likely.
At June 30, 2011, the analysis of the Company's six investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities.  The pace of new deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities has slowed in recent quarters, although they remain at high levels. The Company follows the provisions of FASB ASC Topic 320 in determining the amount of the OTTI recorded to earnings. The Company performed a discounted cash flow analysis, using the factors noted above, and determined that no additional OTTI existed for the three and six months ended June 30, 2011, thus no impairment loss was charged to earnings.

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

A summary of the contractual maturity distribution of debt investment securities at June 30, 2011 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$22,046	$22,386	$455	$455
Due after one year through five years	112,905	116,758	1,122	1,126
Due after five years through ten years	81,538	84,158	—	—
Due after ten years	51,253	51,822	869	869
Mortgage-backed securities and collateralized mortgage obligations	218,667	224,562	47	52
Total	$486,409	$499,686	$2,493	$2,502

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at June 30, 2011 and December 31, 2010 was $12.1 million and $10.6 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three and six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$85	$233	$85	$430
Gross realized losses	—	—	—	—
Other-than temporary impairment	—	—	—	(189)
	85	233	85	241
Equity securities:
Gross realized gains	—	—	—	49
Gross realized losses	—	—	—	(9)
Other-than temporary impairment	—	—	—	—
	—	—	—	40
	$85	$233	$85	$281

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pools, and changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2011 and December 31, 2010
(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2011
Allowance for loan losses:
Ending balance	$1,328	$5,001	$5,715	$2,675	$360	$524	$15,603
Ending balance: Individually evaluated for impairment	267	530	342	192	8	—	$1,339
Ending balance: Collectively evaluated for impairment	1,061	4,471	5,373	2,483	352	524	$14,264
Ending balance: Loans acquired with deteriorated credit quality (loan pools)	9	262	569	372	114	808	$2,134
Loans receivable
Ending balance	$81,277	$230,066	$398,757	$226,928	$21,171	$—	$958,199
Ending balance: Individually evaluated for impairment	$1,723	$1,214	$3,184	$1,221	$26	$—	$7,368
Ending balance: Collectively evaluated for impairment	$79,554	$228,852	$395,573	$225,707	$21,145	$—	$950,831
Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$121	$4,805	$34,979	$6,585	$210	$12,098	$58,798

(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Ending balance: Individually evaluated for impairment	$—	$—	$100	$10	$—	$—	$110
Ending balance: Collectively evaluated for impairment	$827	$4,540	$5,155	$2,766	$323	$1,446	$15,057
Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$27	$368	$658	$259	$164	$658	$2,134
Loans receivable
Ending balance	$84,590	$212,230	$393,242	$225,994	$21,979	$—	$938,035
Ending balance: Individually evaluated for impairment	$—	$—	$447	$16	$—	$—	$463
Ending balance: Collectively evaluated for impairment	$84,590	$212,230	$392,795	$225,978	$21,979	$—	$937,572
Ending balance: Loans acquired with deteriorated credit quality (loan pools)	$409	$6,611	$40,549	$7,376	$312	$12,748	$68,005

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2011 and 2010
(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Beginning balance	$1,448	$5,069	$5,450	$2,299	$250	$882	$15,398
Charge-offs	(318)	(375)	(551)	(36)	(33)	—	(1,313)
Recoveries	62	326	115	1	114	—	618
Provision	136	(19)	701	411	29	(358)	900
Ending balance	$1,328	$5,001	$5,715	$2,675	$360	$524	$15,603
2010
Beginning balance	$1,256	$3,699	$6,217	$2,401	$465	$515	$14,553
Charge-offs	(500)	(492)	(108)	(140)	(25)	—	(1,265)
Recoveries	—	11	15	1	8	—	35
Provision	269	842	(295)	618	(119)	185	1,500
Ending balance	$1,025	$4,060	$5,829	$2,880	$329	$700	$14,823

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2011 and 2010
(in thousands)	Agricultural	Commercial and Financial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(393)	(594)	(998)	(107)	(53)	—	(2,145)
Recoveries	62	470	115	16	118	—	781
Provision	832	585	1,343	(10)	(28)	(922)	1,800
Ending balance	$1,328	$5,001	$5,715	$2,675	$360	$524	$15,603
2010
Beginning balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957
Charge-offs	(1,000)	(1,030)	(108)	(141)	(66)	—	(2,345)
Recoveries	5	24	108	56	18	—	211
Provision	921	1,598	(578)	553	(19)	525	3,000
Ending balance	$1,025	$4,060	$5,829	$2,880	$329	$700	$14,823
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
Loans acquired with deteriorated credit quality (loan pools) - The underlying loans in the loan pool participations include both fixed-rate and variable-rate instruments. No amounts for interest due are reflected in the carrying value of the loan pool participations.  Based on historical experience, the average period of collectibility for loans underlying loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Loan pool balances are affected by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Collections from the individual borrowers are managed by the loan pool servicer, States Resources Corporation, and are affected by the borrower's financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general.
Charge-off Policy
The Company requires a loan to be at least partially charged-off as soon as it becomes apparent that some loss will be incurred, or when its collectability is sufficiently questionable that it no longer is considered a bankable asset. The primary considerations when determining if and how much of a loan should be charged-off are as follows: (1) the potential for future cash flows; (2) the value of any collateral; and (3) the strength of any co-makers or guarantors.
When it is determined that a loan requires partial or full charge-off, a request for approval of a charge-off is submitted to the Bank's President; Executive Vice President, Chief Lending Officer; and the Regional Senior Credit Officer. The Bank's Board of Directors formally approves all loan charge-offs retroactively at the next regularly scheduled meeting. Once a loan is fully charged-off, it cannot be restructured and returned to the Bank's books.
The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover probable losses without impacting the Company's capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company's policy permits an "unallocated" allowance between 15% above and 5% below the “indicated reserve.”
Loans Measured Individually for Impairment
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
All loans deemed troubled debt restructure, or “TDR”, are considered impaired, and are evaluated for collateral and cash-flow sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are indicators that the Bank has granted a concession (one or multiple items may be present):

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
As of June 30, 2011 the Company had 14 loans classified as TDRs with an outstanding balance of $6.0 million.

Loans Measured Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type (i.e. commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e. pass, special mention, and substandard). Loans past due 60-89 days and 90+ days, are classified special mention and substandard, respectively, for allocation purposes.
The Company's historical loss experiences for each portfolio segment are calculated using the fiscal year end data for the most recent five years as a starting point for estimating losses. In addition, other prevailing qualitative, market, or environmental factors likely to cause probable losses to vary from historical data are to be incorporated in the form of adjustments to increase or decrease the loss rate applied to a group(s). These adjustments are required to be documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurement assumptions.
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
The Allowance for Loan and Lease Losses - Loan Pools
The Company requires that the loan pool ALLL will be at least sufficient to cover the next quarter's estimated charge-offs as presented by the servicer and as reviewed by the Company. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer is greater than the loan pool ALLL, an additional provision to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer is made.
Loans Reviewed Individually for Impairment
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. All loans that are to be charged-down are reserved against in the ALLL adequacy calculation. Loans that continue to have an investment basis that have been charged-down are monitored, and if additional impairment is noted the reserve requirement is increased on the individual loan.
Loans Reviewed Collectively for Impairment
The Company utilizes the annualized average of portfolio loan (not loan pool) historical loss per risk category over a two-year period of time. Supporting documentation for the technique used to develop the historical loss rate for each group of loans is required to be maintained. It is management's assessment that the two-year rate is most reflective of the estimated credit losses in the current loan pool portfolio.

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at June 30, 2011 and December 31, 2010:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
June 30, 2011
Agricultural	$69,878	$2,324	$9,075	$—	$—	$81,277
Commercial and financial	196,096	15,995	16,944	—	—	229,035
Credit cards	796	—	—	—	—	796
Overdrafts	343	88	156	—	—	587
Commercial real estate:
Construction & development	55,578	12,265	6,422	—	—	74,265
Farmland	59,677	3,200	5,401	—	—	68,278
Multifamily	33,679	327	179	—	—	34,185
Commercial real estate-other	195,648	16,694	9,687	—	—	222,029
Total commercial real estate	344,582	32,486	21,689	—	—	398,757
Residential real estate:
One- to four- family first liens	148,845	6,555	5,089	—	—	160,489
One- to four- family junior liens	65,386	565	488	—	—	66,439
Total residential real estate	214,231	7,120	5,577	—	—	226,928
Consumer	20,400	54	365	—	—	20,819
Total	$846,326	$58,067	$53,806	$—	$—	$958,199
Loans acquired with deteriorated credit quality (loan pools)	$34,614	$—	$24,104	$—	$80	$58,798
December 31, 2010
Agricultural	$73,244	$2,577	$8,769	$—	$—	$84,590
Commercial and financial	175,871	18,015	17,448	—	—	211,334
Credit cards	655	—	—	—	—	655
Overdrafts	290	75	126	—	—	491
Commercial real estate:
Construction & development	50,980	17,104	5,231	—	—	73,315
Farmland	67,223	3,858	5,264	—	—	76,345
Multifamily	32,933	335	183	—	—	33,451
Commercial real estate-other	183,675	17,374	9,082	—	—	210,131
Total commercial real estate	334,811	38,671	19,760	—	—	393,242
Residential real estate:
One- to four- family first liens	144,898	6,209	5,775	—	—	156,882
One- to four- family junior liens	68,241	364	507	—	—	69,112
Total residential real estate	213,139	6,573	6,282	—	—	225,994
Consumer	21,338	120	271		—	21,729
Total	$819,348	$66,031	$52,656	$—	$—	$938,035
Loans acquired with deteriorated credit quality (loan pools)	$39,928	$—	$27,956	$—	$121	$68,005
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

The following table sets forth the amounts and categories of the Company's impaired loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Recorded Investment*	Unpaid Principal Balance	Related Allowance	Recorded Investment*	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$3,421	$3,406	$—	$3,294	$3,271	$—
Commercial and financial	900	900	—	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	1,258	1,258	—	387	387	—
Farmland	4,180	4,180	—	3,875	3,866	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,425	3,425	—	1,917	1,918	—
Total commercial real estate	8,863	8,863	—	6,179	6,171	—
Residential real estate:
One- to four- family first liens	1,585	1,585	—	964	964	—
One- to four- family junior liens	8	8	—	11	11	—
Total residential real estate	1,593	1,593	—	975	975	—
Consumer	49	49	—	52	52	—
Total	$14,826	$14,811	$—	$11,986	$12,218	$—
With an allowance recorded:
Agricultural	$1,735	$1,723	$267	$—	$—	$—
Commercial and financial	1,215	1,214	530	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	448	447	100	451	447	100
Farmland	339	336	57	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,410	2,401	185	—	—	—
Total commercial real estate	3,197	3,184	342	451	447	100
Residential real estate:
One- to four- family first liens	1,116	1,114	165	—	—	—
One- to four- family junior liens	107	107	27	16	16	10
Total residential real estate	1,223	1,221	192	16	16	10
Consumer	26	26	8	—	—	—
Total	$7,396	$7,368	$1,339	$467	$463	$110
Total:
Agricultural	$5,156	$5,129	$267	$3,294	$3,271	$—
Commercial and financial	2,115	2,114	530	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	1,706	1,705	100	838	834	100
Farmland	4,519	4,516	57	3,875	3,866	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,835	5,826	185	1,917	1,918	—
Total commercial real estate	12,060	12,047	342	6,630	6,618	100
Residential real estate:
One- to four- family first liens	2,701	2,699	165	964	964	—
One- to four- family junior liens	115	115	27	27	27	10
Total residential real estate	2,816	2,814	192	991	991	10
Consumer	75	75	8	52	52	—
Total	$22,222	$22,179	$1,339	$12,453	$12,681	$110
* - Includes accrued interest receivable.

The following table sets forth the amounts and categories of the Company's impaired loans during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$3,428	$21	$1,677	$—	$3,390	$33	$1,714	$(89)
Commercial and financial	906	(12)	1,016	13	907	(2)	1,030	26
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction & development	1,258	—	—	—	1,264	(18)	—	—
Farmland	4,228	10	153	—	4,252	31	155	(5)
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	3,448	(1)	107	3	3,433	25	107	5
Total commercial real estate	8,934	9	260	3	8,949	38	262	—
Residential real estate:
One- to four- family first liens	1,609	—	452	—	1,628	(1)	453	—
One- to four- family junior liens	8	—	—	—	8	—	—	—
Total residential real estate	1,617	—	452	—	1,636	(1)	453	—
Consumer	51	—	—	—	52	—	—	—
Total	$14,936	$18	$3,405	$16	$14,934	$68	$3,459	$(63)
With an allowance recorded:
Agricultural	$1,731	$9	—	—	1,736	40	—	—
Commercial and financial	1,219	(13)	278	(4)	1,218	1	287	4
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction & development	448	7	—	—	449	13	—	—
Farmland	363	(2)	—	—	373	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,416	25	—	—	2,422	73	—	—
Total commercial real estate	3,227	30	—	—	3,244	86	—	—
Residential real estate:
One- to four- family first liens	1,118	9	347	—	1,124	17	348	(1)
One- to four- family junior liens	108	1	141	5	108	2	140	8
Total residential real estate	1,226	10	488	5	1,232	19	488	7
Consumer	27	1	81	1	27	2	82	3
Total	$7,430	$37	$847	$2	$7,457	$148	$857	$14
Total:
Agricultural	$5,159	$30	1,677	—	5,126	73	1,714	(89)
Commercial and financial	2,125	(25)	1,294	9	2,125	(1)	1,317	30
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction & development	1,706	7	—	—	1,713	(5)	—	—
Farmland	4,591	8	153	—	4,625	31	155	(5)
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	5,864	24	107	3	5,855	98	107	5
Total commercial real estate	12,161	39	260	3	12,193	124	262	—
Residential real estate:
One- to four- family first liens	2,727	9	799	—	2,752	16	801	(1)
One- to four- family junior liens	116	1	141	5	116	2	140	8
Total residential real estate	2,843	10	940	5	2,868	18	941	7
Consumer	78	1	81	1	79	2	82	3
Total	$22,366	$55	$4,252	$18	$22,391	$216	$4,316	$(49)

The following table sets forth the composition of the Company's past due and nonaccrual loans at June 30, 2011 and December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
(in thousands)
June 30, 2011
Agricultural	$337	$—	$160	$497	$80,780	$81,277	$—
Commercial and financial	387	1,506	1,894	3,787	225,248	229,035	44
Credit cards	7	—	—	7	789	796	—
Overdrafts	113	44	—	157	430	587	—
Commercial real estate:
Construction & development	159	—	1,529	1,688	72,577	74,265	271
Farmland	—	—	2,895	2,895	65,383	68,278	—
Multifamily	179	—	—	179	34,006	34,185	—
Commercial real estate-other	336	781	1,989	3,106	218,923	222,029	—
Total commercial real estate	674	781	6,413	7,868	390,889	398,757	271
Residential real estate:
One- to four- family first liens	2,727	1,182	2,622	6,531	153,958	160,489	316
One- to four- family junior liens	746	209	230	1,185	65,254	66,439	124
Total residential real estate	3,473	1,391	2,852	7,716	219,212	226,928	440
Consumer	87	13	215	315	20,504	20,819	139
Total	$5,078	$3,735	$11,534	$20,347	$937,852	$958,199	$894
December 31, 2010
Agricultural	$2,910	$45	$257	$3,212	$81,378	$84,590	$12
Commercial and financial	1,671	911	1,026	3,608	207,726	211,334	56
Credit cards	—	—	—	—	655	655	—
Overdrafts	109	15	2	126	365	491	—
Commercial real estate:
Construction & development	633	214	1,220	2,067	71,248	73,315	710
Farmland	—	—	2,869	2,869	73,476	76,345	—
Multifamily	—	—	—	—	33,451	33,451	—
Commercial real estate-other	417	42	1,290	1,749	208,382	210,131	—
Total commercial real estate	1,050	256	5,379	6,685	386,557	393,242	710
Residential real estate:
One- to four- family first liens	2,389	801	2,972	6,162	150,720	156,882	696
One- to four- family junior liens	520	85	109	714	68,398	69,112	82
Total residential real estate	2,909	886	3,081	6,876	219,118	225,994	778
Consumer	45	147	132	324	21,405	21,729	23
Total	$8,694	$2,260	$9,877	$20,831	$917,204	$938,035	$1,579

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
Delinquency status of a loan is determined by the number of days that have elapsed past the loan's payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more. Loans shown in the 30-59 days and 60-89 days columns in the table above, reflect contractual delinquency status only, and include loans considered nonperforming due to classification as a TDR or being placed on non-accrual.

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
(in thousands)
Agricultural	$1,801	$1,805
Commercial and financial	1,968	1,553
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction & development	1,258	765
Farmland	3,073	3,008
Multifamily	—	—
Commercial real estate-other	3,912	2,773
Total commercial real estate	8,243	6,546
Residential real estate:
One- to four- family first liens	2,687	2,361
One- to four- family junior liens	114	27
Total residential real estate	2,801	2,388
Consumer	89	113
Total	$14,902	$12,405

As of June 30, 2011, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.
Loan Pool Participations
ASC Topic 310 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Loan pool loans were evaluated individually when purchased for application of ASC Topic 310, utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower's financial condition. If all the criteria were met, the individual loan utilized the accounting treatment required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria were not met, the loan is accounted for on the cash-basis of accounting.
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of June 30, 2011, approximately 59% of the loans were contractually current or less than 90 days past-due, while 41% were contractually past-due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 41% contractually past-due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three and six months ended June 30, 2011 and 2010 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

7.Fair Value Measurements
The Company applies the provisions of FASB ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are: (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
FASB ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date.

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

It is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Recent market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes. The Company is required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. Despite the Company's best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies are applied to all of the Company's financial assets and liabilities carried at fair value.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$68,615	$—	$68,615	$—
State and political subdivisions	200,648	—	200,648	—
Residential mortgage-backed securities	224,562	—	224,562	—
Corporate debt securities	4,890	—	4,890	—
Collateralized debt obligations	971	—	—	971
Total available for sale debt securities	499,686	—	498,715	971
Available for sale equity securities:
Financial services industry	1,525	1,525	—	—
Total available for sale equity securities	1,525	1,525	—	—
Total securities available for sale	$501,211	$1,525	$498,715	$971

Mortgage servicing rights	$1,163	$—	$—	$1,163

	Fair Value Measurement at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$80,334	$—	$80,334	$—
State and political subdivisions	190,088	—	190,088	—
Residential mortgage-backed securities	179,784	—	179,784	—
Corporate debt securities	9,473	—	9,473	—
Collateralized debt obligations	799	—	—	799
Total available for sale debt securities	460,478	—	459,679	799
Available for sale equity securities:
Financial services industry	1,476	1,476	—	—
Total available for sale equity securities	1,476	1,476	—	—
Total securities available for sale	$461,954	$1,476	$459,679	$799

Mortgage servicing rights	$835	$—	$—	$835

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2010	$799	$835
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	328
Included in other comprehensive income	172	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Level 3 fair value at June 30, 2011	$971	$1,163
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

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2011 and December 31, 2010, as more fully described below.

	Fair Value Measurements at June 30, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with an allowance recorded	$7,368	$—	$—	$7,368
Other real estate owned	3,418	—	—	3,418

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with an allowance recorded	$463	$—	$—	$463
Other real estate owned	3,850	—	—	3,850

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2011 and December 31, 2010. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$41,765	$41,765	$20,523	$20,523
Investment securities	503,704	503,713	465,986	466,062
Loans held for sale	312	312	702	702
Loans, net	942,596	940,167	922,868	922,817
Loan pool participations, net	56,664	56,664	65,871	65,871
Other real estate owned	3,418	3,418	3,850	3,850
Accrued interest receivable	9,199	9,199	10,648	10,648
Federal Home Loan Bank stock	12,058	12,058	10,587	10,587
Mortgage servicing rights	1,163	1,163	835	835
Financial liabilities:
Deposits	1,256,287	1,260,500	1,219,328	1,223,584
Federal funds purchased and securities sold under agreements to repurchase	48,189	48,189	50,194	50,194
Federal Home Loan Bank borrowings	144,961	147,901	127,200	130,005
Long-term debt	15,464	9,868	15,464	9,930
Accrued interest payable	1,777	1,777	1,872	1,872

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

8.Variable Interest Entities
Loan Pool Participations
MidWestOne has invested in certain participation certificates of loan pools which are held and serviced by a third-party independent servicing corporation. MidWestOne's portfolio holds approximately 95% of participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization located in Omaha, Nebraska. SRC's owner holds the rest. The Company does not have any ownership interest in or control over SRC. As previously announced, the Company has decided to exit this line of business as current balances pay down.
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

9.Effect of New Financial Accounting Standards
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
In May 2011, the FASB issued ASU No. 2011-03, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively, and early application by public entities is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are to be applied retrospectively, with early adoption permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is not expected to have a material effect on the Company's consolidated financial statements.

10.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were available to be issued. Events or transactions occurring after June 30, 2011, but prior to the date the consolidated financial statements were available to be issued, that provided additional evidence about conditions that existed at June 30, 2011 have been recognized in the consolidated financial statements for the period ended June 30, 2011. Events or transactions that provided evidence about conditions that did not exist at June 30, 2011, but arose before the consolidated financial statements were available to be issued, have not been recognized in the consolidated financial statements for the period ended June 30, 2011.
As of June 30, 2011 we had outstanding 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock"), which had a liquidation value of $1,000 per share, or $16.0 million in the aggregate, and all of which had been issued to the U.S. Department of the Treasury ("Treasury") under the Capital Purchase Program. On July 6, 2011, the Company completed the redemption of the 16,000 shares of Preferred Stock, for a total of $16.1 million, consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends. On July 27, 2011, the Company also repurchased for $1.0 million, the common stock warrant it had issued to Treasury. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share.
As of June 30, 2011, we did not have in effect an approved repurchase program. However, on July 26, 2011, our board of directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we may repurchase shares from time to time in the open market or through privately negotiated transactions, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses cash available.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2010 Annual Report on Form 10-K. Results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010
Summary
For the quarter ended June 30, 2011 we earned net income of $3.2 million, of which $3.0 million was available to common shareholders, compared with $2.6 million, of which $2.4 million was available to common shareholders, for the quarter ended June 30, 2010, an increase of 23.7% and 25.8%, respectively. Basic and diluted earnings per common share for the second quarter of 2011 were $0.35 versus $0.27 for the second quarter of 2010. Our return on average assets for the second quarter of 2011 was 0.79% compared with a return of 0.67% for the same period in 2010. Our return on average shareholders' equity was 7.90% for the quarter ended June 30, 2011 versus 6.74% for the quarter ended June 30, 2010. The return on average tangible common equity was 8.81% for the second quarter of 2011 compared with 7.52% for the same period in 2010.

The following table presents selected financial results and measures for the second quarter of 2011 and 2010.

	Three Months Ended June 30,
($ amounts in thousands)	2011	2010
Net Income	$3,223	$2,605
Average Assets	1,626,544	1,561,819
Average Shareholders' Equity	163,627	155,088
Return on Average Assets	0.79%	0.67%
Return on Average Shareholders' Equity	7.90%	6.74%
Return on Average Tangible Common Equity	8.81%	7.52%
Total Equity to Assets (end of period)	10.25%	10.07%
Tangible Common Equity to Tangible Assets (end of period)	8.69%	8.37%
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

	For the Three Months Ended June 30,
(in thousands)	2011	2010
Average Tangible Common Equity:
Average total shareholders' equity	$163,627	$155,088
Less: Average preferred stock	(15,791)	(15,724)
Average goodwill and intangibles	(10,986)	(11,965)
Average tangible common equity	$136,850	$127,399
Net income available to common shareholders	$3,005	$2,388
Annualized return on average tangible common equity	8.81%	7.52%

	As of June 30,
(in thousands)	2011	2010
Tangible Common Equity:
Total shareholders' equity	168,637	157,387
Less: Preferred equity	(15,802)	(15,733)
Goodwill and intangibles	(10,795)	(11,761)
Tangible common equity	142,040	129,893

Tangible Assets:
Total assets	1,645,373	1,563,548
Less: Goodwill and intangibles	(10,795)	(11,761)
Tangible assets	1,634,578	1,551,787
Tangible common equity/tangible assets	8.69%	8.37%

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
Our net interest income for the quarter ended June 30, 2011 increased $0.1 million to $12.2 million compared with $12.1 million for the quarter ended June 30, 2010. Our total interest income of $17.4 million was $0.8 million lower in the second quarter of 2011 compared with the same period in 2010. Most of the decrease in interest income was due to reduced interest on loans and interest income on loan pool participations, due primarily to lower average rates. The decrease in interest income was partially offset by reduced interest expense on deposits and FHLB advances. Total interest expense for the second quarter of 2011 decreased $0.8 million, or 14.1%, compared with the same period in 2010, due primarily to lower average interest rates in 2011. Our net interest margin on a tax-equivalent basis for the second quarter of 2011 decreased to 3.33% compared with 3.48% in the second quarter of 2010. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.67% for the second quarter of 2011 from 5.11% for the second quarter of 2010. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities, and decreased income from the loan pool participations. The average cost of interest-bearing liabilities decreased in the second quarter of 2011 to 1.58% from 1.91% for the second quarter of 2010, due to the continued repricing of new time certificates and FHLB advances at lower interest rates. We expect to continue battling margin compression as 2011 unfolds with short term interest rates at generational lows.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarter ended June 30, 2011 and 2010. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$949,318	$13,059	5.52%	$957,302	$13,841	5.80%
Loan pool participations (4)	61,885	436	2.83	81,499	909	4.47
Investment securities:
Taxable investments	387,625	2,866	2.97	295,687	2,445	3.32
Tax exempt investments (2)	123,013	1,506	4.91	112,257	1,494	5.34
Total investment securities	510,638	4,372	3.43	407,944	3,939	3.87
Federal funds sold and interest-bearing balances	14,940	9	0.24	23,294	21	0.36
Total interest-earning assets	$1,536,781	$17,876	4.67%	$1,470,039	$18,710	5.11%

Cash and due from banks	18,181			19,061
Premises and equipment	25,799			28,423
Allowance for loan losses	(17,946)			(17,053)
Other assets	63,729			61,349
Total assets	$1,626,544			$1,561,819

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$548,322	$1,052	0.77%	$493,198	$1,176	0.96%
Certificates of deposit	565,153	2,959	2.10	571,702	3,373	2.37
Total deposits	1,113,475	4,011	1.44	1,064,900	4,549	1.71
Federal funds purchased and repurchase agreements	49,156	70	0.57	39,268	71	0.73
Federal Home Loan Bank borrowings	121,967	868	2.85	132,755	1,183	3.57
Long-term debt and other	16,210	173	4.28	16,409	163	3.98
Total borrowed funds	187,333	1,111	2.38	188,432	1,417	3.02
Total interest-bearing liabilities	$1,300,808	$5,122	1.58%	$1,253,332	$5,966	1.91%

Net interest spread(2)			3.09%			3.20%

Demand deposits	151,889			137,489
Other liabilities	10,220			15,910
Shareholders' equity	163,627			155,088
Total liabilities and shareholders' equity	$1,626,544			$1,561,819

Interest income/earning assets (2)	$1,536,781	$17,876	4.67%	$1,470,039	$18,710	5.11%
Interest expense/earning assets	$1,536,781	$5,122	1.34%	$1,470,039	$5,966	1.63%
Net interest margin (2)(5)		$12,754	3.33%		$12,744	3.48%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$83			$80
Securities		434			508
Total tax equivalent adjustment		517			588
Net Interest Income		$12,237			$12,156

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Three Months Ended June 30,
	2011 Compared to 2010 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans (tax equivalent)	$(115)	$(667)	$(782)
Loan pool participations	(187)	(286)	(473)
Investment securities:
Taxable investments	638	(217)	421
Tax exempt investments	73	(61)	12
Total investment securities	711	(278)	433
Federal funds sold and interest-bearing balances	(6)	(6)	(12)
Change in interest income	403	(1,237)	(834)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	166	(290)	(124)
Certificates of deposit	(38)	(376)	(414)
Total deposits	128	(666)	(538)
Federal funds purchased and repurchase agreements	(6)	5	(1)
Federal Home Loan Bank borrowings	(91)	(224)	(315)
Other long-term debt	(2)	12	10
Total Borrowed Funds	(99)	(207)	(306)
Change in interest expense	29	(873)	(844)
Decrease in net interest income	$374	$(364)	$10
Percentage decrease in net interest income over prior period			0.08%
Interest income and fees on loans on a tax-equivalent basis decreased $0.8 million, or 5.6%, in the second quarter of 2011 compared with the same period in 2010. Average loans were $8.0 million, or 0.8%, lower in the second quarter of 2011 compared with 2010. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt during the comparable period, as well as soft demand for new loans. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.80% in the second quarter of 2010 to 5.52% in second quarter of 2011, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.4 million for the second quarter of 2011 compared with $0.9 million for the second quarter of 2010, a decrease of $0.5 million. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $19.6 million, or 24.1%, lower in the second quarter of 2011 compared with 2010. The decrease in average loan pool volume was primarily due to loan pay downs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 2.83% for the second quarter of 2011, down from 5.10% for the same period of 2010. The net yield was lower in the second quarter of 2011 than for the second quarter of 2010 primarily due to increased charge-off levels in the portfolio.

Interest income on investment securities on a tax-equivalent basis totaled $4.4 million in the second quarter of 2011 compared with $3.9 million for the same period of 2010. The average balance of investments in the second quarter of 2011 was $510.6 million compared with $407.9 million in the second quarter of 2010, an increase of $102.7 million, or 25.2%. The increase in average balance resulted from excess liquidity provided by a combination of decreasing loan balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the second quarter of 2011 decreased to 3.43% from 3.87% in the comparable period of 2010 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.5 million, or 11.8%, lower in the second quarter of 2011 compared with the same period in 2010, mainly due to the decrease in interest rates being paid during 2011. The weighted average rate paid on interest-bearing deposits was 1.44% in the second quarter of 2011 compared with 1.71% in the second quarter of 2010. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the second quarter of 2011 increased $48.6 million, or 4.6% compared with the same period in 2010.
Interest expense on borrowed funds was $0.3 million lower in the second quarter of 2011 compared with the same period in 2010. Interest on borrowed funds totaled $1.1 million for the second quarter of 2011. Average borrowed funds for the second quarter of 2011 were $1.1 million lower compared with the same period in 2010. The majority of the difference was due to a reduction in the level of FHLB borrowings, partially offset by an increase in repurchase agreements. The weighted average rate on borrowed funds decreased to 2.38% for the second quarter of 2011 compared with 3.02% for the second quarter of 2010, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.9 million in the second quarter of 2011 compared with a $1.5 million provision in the second quarter of 2010, a decrease of $0.6 million, or 40.0%. Net loans charged off in the second quarter of 2011 totaled $0.7 million compared with net loans charged off of $1.2 million in the second quarter of 2010. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2011; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy, may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended June 30,
	2011	2010	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,156	$1,214	(4.8)%
Service charges and fees on deposit accounts	955	1,034	(7.6)
Mortgage origination and loan servicing fees	382	525	(27.2)
Other service charges, commissions and fees	677	576	17.5
Bank owned life insurance income	225	147	53.1
Impairment losses on investment securities, net	—	—	NM
Gain (loss) on sale of available for sale securities	85	233	(63.5)
Loss on sale of premises and equipment	(195)	(204)	(4.4)
Total noninterest income	$3,285	$3,525	(6.8)%
Noninterest income as a % of total revenue*	21.2%	22.5%
NM - Percentage change not considered meaningful.
* - Total revenue includes net interest income and noninterest income.
Total noninterest income decreased $0.2 million for the second quarter of 2011 compared with the same period for 2010. The decrease in 2011 is primarily due to decreased net gains on the sale of available for sale securities combined with lower mortgage origination and loan servicing fees. Net gains on the sale of securities available for sale for the second quarter of 2011 were $0.1 million, a decrease of $0.1 million, or 63.5%, from $0.2 million for the same period of 2010. Mortgage origination and loan servicing fees totaled $0.4 million for the second quarter of 2011, down from $0.5 million for the same period last year. The decrease in mortgage origination and loan servicing fees was attributable to lower refinancing activity in single-family residential loans during the second quarter of 2011 compared to the same period of 2010. We expect this trend to continue for the remainder of 2011.
These decreases were partially offset by increased other service charges, commissions and fees of $0.7 million for the second quarter of 2011, compared with $0.6 million for the same period of 2010. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the quarter ended June 30, 2011, noninterest income comprised 21.2% of total revenues, compared with 22.5% for the same quarter in 2010. Management continues to evaluate options for increasing noninterest income, with particular emphasis on trust, investment, and insurance fees.
Noninterest Expense

	Three Months Ended June 30,
	2011	2010	% Change
(dollars in thousands)
Salaries and employee benefits	$5,739	$5,691	0.8%
Net occupancy and equipment expense	1,498	1,630	(8.1)
Professional fees	688	659	4.4
Data processing expense	426	414	2.9
FDIC insurance expense	356	705	(49.5)
Other operating expense	1,588	1,563	1.6
Total noninterest expense	$10,295	$10,662	(3.4)%
Noninterest expense for the second quarter of 2011 was $10.3 million compared with $10.7 million for the second quarter of 2010, a decrease of $0.4 million, or 3.4%. The primary reasons for the lower noninterest expense for the quarter were a decrease in FDIC insurance expense from $0.7 million in the second quarter of 2010 to $0.4 million for the same period of 2011, and a decrease in net occupancy and equipment expense from $1.6 million for the second quarter of 2010 to $1.5 million for the second quarter of 2011. The decrease in FDIC insurance expense was primarily due to the lower assessment rates being applied to the Company (see "FDIC Assessments" below), while the lower net occupancy and equipment expenses were the result of management's cost control and efficiency efforts, notably the closing of three branch facilities in late 2010. All remaining noninterest expense categories showed slight increases. Management expects noninterest expense categories to remain stable throughout 2011, with the exception of FDIC insurance expense, which is anticipated to trend lower.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 25.5% for the second quarter of 2011, and 26.0% for the same period of 2010. Income tax expense increased $0.2 million to $1.1 million in the second quarter of 2011 compared with $0.9 million income tax expense for the same period of 2010, due primarily to increased net income.
FDIC Assessments
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $9.2 million in prepaid assessments (which has a remaining balance of $5.7 million at June 30, 2011). The FDIC determined each institution's prepaid assessment based on the institution's: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 31, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. On February 7, 2011, the FDIC Board of Directors adopted a final rule which redefined the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The new rule: made changes to assessment rates from being based on adjusted domestic deposits to average consolidated total assets minus average tangible equity; implements Dodd-Frank's Deposit Insurance Fund (the "DIF") dividend provisions; and revised the risk-based assessment system for all large (greater than $10 billion in assets) insured depository institutions. Changes pursuant to the rule were effective April 1, 2011, and resulted in a reduction in the Bank's assessments. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will either be returned to the Bank or credited towards future assessments.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010
Summary
For the six months ended June 30, 2011 we earned net income of $6.1 million, of which $5.7 million was available to common shareholders, compared with $4.6 million, of which $4.2 million was available to common shareholders, for the six months ended June 30, 2010, an increase of 33.0% and 36.4%, respectively. Basic and diluted earnings per common share for the first half of 2011 were $0.66 versus $0.48 for the first half of 2010. Our return on average assets for the first six months of 2011 was 0.77% compared with a return of 0.60% for the same period in 2010. Our return on average shareholders' equity was 7.66% for the six months ended June 30, 2011 versus 6.04% for the six months ended June 30, 2010. The return on average tangible common equity was 8.54% for the first half of 2011 compared with 6.67% for the same period in 2010.
The following table presents selected financial results and measures for the first six months of 2011 and 2010.

	Six Months Ended June 30,
($ amounts in thousands)	2011	2010
Net Income	$6,128	$4,609
Average Assets	1,608,126	1,544,560
Average Shareholders' Equity	161,272	153,950
Return on Average Assets	0.77%	0.60%
Return on Average Shareholders' Equity	7.66%	6.04%
Return on Average Tangible Common Equity	8.54%	6.67%
Total Equity to Assets (end of period)	10.25%	10.07%
Tangible Common Equity to Tangible Assets (end of period)	8.69%	8.37%
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(in thousands)	2011	2010
Average Tangible Common Equity:
Average total shareholders' equity	$161,272	$153,950
Less: Average preferred stock	(15,783)	(15,716)
Average goodwill and intangibles	(11,077)	(12,071)
Average tangible common equity	$134,412	$126,163
Net income available to common shareholders	$5,693	$4,175
Annualized return on average tangible common equity	8.54%	6.67%

	As of June 30,
(in thousands)	2011	2010
Tangible Common Equity:
Total shareholders' equity	168,637	157,387
Less: Preferred equity	(15,802)	(15,733)
Goodwill and intangibles	(10,795)	(11,761)
Tangible common equity	142,040	129,893
Tangible Assets:
Total assets	1,645,373	1,563,548
Less: Goodwill and intangibles	(10,795)	(11,761)
Tangible assets	1,634,578	1,551,787
Tangible common equity/tangible assets	8.69%	8.37%

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
Our net interest income for the six months ended June 30, 2011 decreased $0.1 million to $23.8 million compared with $23.9 million for the six months ended June 30, 2010. Our total interest income of $34.2 million was $1.7 million lower in the first six months of 2011 compared with the same period in 2010. Most of the decrease in interest income was due to reduced interest on loans and interest income on loan pool participations, due primarily to lower average rates. The decrease in interest income was partially offset by reduced interest expense on deposits and FHLB borrowings. Total interest expense for the first half of 2011 decreased $1.6 million, or 13.4%, compared with the same period in 2010, due primarily to lower average interest rates in 2011. Our net interest margin on a tax-equivalent basis for the first half of 2011 decreased to 3.32% compared with 3.49% in the first half of 2010. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.71% for the first half of 2011 from 5.16% for the first half of 2010. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities, and decreased income from the loan pool participations. The average cost of interest-bearing liabilities decreased in the first six months of 2011 to 1.63% from 1.96% for the first six months of 2010, due to the continued repricing of new time certificates and FHLB borrowings at lower interest rates. We expect to continue battling margin compression as 2011 unfolds with short term interest rates at generational lows.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the six months ended June 30, 2011 and 2010. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$939,338	$25,942	5.57%	$958,429	$27,630	5.81%
Loan pool participations (4)	64,104	790	2.49	82,876	1,808	4.40
Investment securities:
Taxable investments	376,800	5,554	2.97	278,119	4,670	3.39
Tax exempt investments (2)	121,069	3,073	5.12	115,257	3,017	5.28
Total investment securities	497,869	8,627	3.49	393,376	7,687	3.94
Federal funds sold and interest-bearing balances	14,908	17	0.23	17,412	31	0.36
Total interest-earning assets	$1,516,219	$35,376	4.71%	$1,452,093	$37,156	5.16%

Cash and due from banks	18,400			19,507
Premises and equipment	26,070			28,682
Allowance for loan losses	(17,835)			(16,804)
Other assets	65,272			61,082
Total assets	$1,608,126			$1,544,560

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$537,959	$2,119	0.79%	$480,835	$2,282	0.96%
Certificates of deposit	567,197	5,994	2.13	570,376	6,883	2.43
Total deposits	1,105,156	8,113	1.48	1,051,211	9,165	1.76
Federal funds purchased and repurchase agreements	47,974	144	0.61	39,961	148	0.75
Federal Home Loan Bank borrowings	122,779	1,813	2.98	130,733	2,390	3.69
Long-term debt and other	16,222	345	4.29	16,427	324	3.98
Total borrowed funds	186,975	2,302	2.48	187,121	2,862	3.08
Total interest-bearing liabilities	$1,292,131	$10,415	1.63%	$1,238,332	$12,027	1.96%

Net interest spread(2)			3.08%			3.20%

Demand deposits	144,442			136,820
Other liabilities	10,281			15,458
Shareholders' equity	161,272			153,950
Total liabilities and shareholders' equity	$1,608,126			$1,544,560

Interest income/earning assets (2)	$1,516,219	$35,376	4.71%	$1,452,093	$37,156	5.16%
Interest expense/earning assets	$1,516,219	$10,415	1.39%	$1,452,093	$12,027	1.67%
Net interest margin (2)(5)		$24,961	3.32%		$25,129	3.49%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$166			$165
Securities		966			1,041
Total tax equivalent adjustment		1,132			1,206
Net Interest Income		$23,829			$23,923

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Six Months Ended June 30,
	2011 Compared to 2010 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans (tax equivalent)	$(543)	$(1,145)	$(1,688)
Loan pool participations	(349)	(669)	(1,018)
Investment securities:
Taxable investments	1,348	(464)	884
Tax exempt investments	141	(85)	56
Total investment securities	1,489	(549)	940
Federal funds sold and interest-bearing balances	(4)	(10)	(14)
Change in interest income	593	(2,373)	(1,780)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	378	(541)	(163)
Certificates of deposit	(38)	(851)	(889)
Total deposits	340	(1,392)	(1,052)
Federal funds purchased and repurchase agreements	(73)	69	(4)
Federal Home Loan Bank borrowings	(139)	(438)	(577)
Other long-term debt	(4)	25	21
Total Borrowed Funds	(216)	(344)	(560)
Change in interest expense	124	(1,736)	(1,612)
Decrease in net interest income	$469	$(637)	$(168)
Percentage decrease in net interest income over prior period			(0.67)%
Interest income and fees on loans on a tax-equivalent basis decreased $1.7 million, or 6.1%, in the first half of 2011 compared with the same period in 2010. Average loans were $19.1 million, or 2.0%, lower in the first half of 2011 compared with 2010. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt during the comparable period, as well as soft demand for new loans. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.81% in the first half of 2010 to 5.57% in first half of 2011, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.8 million for the first half of 2011 compared with $1.8 million for the first half of 2010, a decrease of $1.0 million. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are pools of performing, sub-performing and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $18.8 million, or 22.7%, lower in the first half of 2011 compared with 2010. The decrease in average loan pool volume was due primarily to loan pay downs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 2.49% for the first half of 2011, down from 5.03% for the same period of 2010. The net yield was lower in the first half of 2011 than for the first half of 2010 primarily due to increased charge-off levels in the portfolio.

Interest income on investment securities on a tax-equivalent basis totaled $8.6 million in the first six months of 2011 compared with $7.7 million for the same period of 2010. The average balance of investments in the first half of 2011 was $497.9 million compared with $393.4 million in the first half of 2010, an increase of $104.5 million, or 26.6%. The increase in average balance resulted from excess liquidity provided by a combination of decreasing loan balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the first half of 2011 decreased to 3.49% from 3.94% in the comparable period of 2010 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $1.1 million, or 11.5%, lower in the first half of 2011 compared with the same period in 2010, mainly due to the decrease in interest rates being paid during 2011. The weighted average rate paid on interest-bearing deposits was 1.48% in the first six months of 2011 compared with 1.76% in the first six months of 2010. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first six months of 2011 increased $53.9 million, or 5.1% compared with the same period in 2010.
Interest expense on borrowed funds was $0.6 million lower in the first six months of 2011 compared with the same period in 2010. Interest on borrowed funds totaled $2.3 million for the first half of 2011. Average borrowed funds for the first half of 2011 were $0.1 million higher compared with the same period in 2010. The majority of the difference was due to an increase in repurchase agreements, partially offset by a reduction in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 2.48% for the first half of 2011 compared with 3.08% for the first half of 2010, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $1.8 million in the first half of 2011 compared with a $3.0 million provision in the first half of 2010, a decrease of $1.2 million, or 40.0%. Net loans charged off in the first six months of 2011 totaled $1.4 million compared with net loans charged off of $2.1 million in the first six months of 2010. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2011; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy, may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Six Months Ended June 30,
	2011	2010	% Change
(dollars in thousands)
Trust and investment fees	$2,429	$2,448	(0.8)%
Service charges and fees on deposit accounts	1,806	1,898	(4.8)
Mortgage origination and loan servicing fees	1,259	1,025	22.8
Other service charges, commissions and fees	1,356	1,160	16.9
Bank owned life insurance income	454	314	44.6
Impairment losses on investment securities, net	—	(189)	NM
Gain on sale of available for sale securities	85	470	(81.9)
Loss on sale of premises and equipment	(243)	(281)	(13.5)
Total noninterest income	$7,146	$6,845	4.4%
Noninterest income as a % of total revenue*	23.1%	22.2%
NM - Percentage change not considered meaningful.
* - Total revenue includes net interest income and noninterest income.
Total noninterest income increased $0.3 million for the first half of 2011 compared with the same period for 2010. The increase in 2011 is primarily due to increased mortgage origination and loan servicing fees combined with increased other service charges, commissions and fees. Mortgage origination and loan servicing fees totaled $1.3 million for the first half of 2011, up from $1.0 million for the same period last year, while other service charges, commissions and fees increased by $0.2 million or 16.9% during the first six months of 2011, compared with the same period a year ago. The increase in mortgage origination and loan servicing fees was attributable to higher refinancing activity in single-family residential loans during the first half of 2011 compared to the same period of 2010, most notably in the first quarter of the year. We expect to see decreasing levels of refinancing activity for the remainder of 2011.
These improvements were partially offset by lower net gains on the sale of available for sale securities. For the first six months of 2011, net gains were $0.1 million, down $0.4 million, or 81.9%, from $0.5 million for the same period of 2010. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the six months ended June 30, 2011, noninterest income comprised 23.1% of total revenues, compared with 22.2% for the same period in 2010.
Noninterest Expense

	Six Months Ended June 30,
	2011	2010	% Change
(dollars in thousands)
Salaries and employee benefits	$11,609	$11,481	1.1%
Net occupancy and equipment expense	3,115	3,406	(8.5)
Professional fees	1,365	1,408	(3.1)
Data processing expense	876	871	0.6
FDIC insurance expense	953	1,397	(31.8)
Other operating expense	3,011	3,147	(4.3)
Total noninterest expense	$20,929	$21,710	(3.6)%
Noninterest expense for the first half of 2011 was $20.9 million compared with $21.7 million for the first half of 2010, a decrease of $0.8 million, or 3.6%. All noninterest expense categories except salaries and employee benefits and data processing expense, which increased slightly, decreased during the first half of 2011 compared with the same period a year ago. The primary reasons for the lower noninterest expense for the period were a decrease in FDIC insurance expense from $1.4 million in the six months ended June 30, 2010, to $1.0 million for the same period of 2011, and a decrease in net occupancy and equipment expense from $3.4 million for the first half of 2010 to $3.1 million for the first half of 2011. The decrease in FDIC insurance expense was primarily due to the lower assessment rates being applied to the Company, while the lower net occupancy and equipment expenses were the result of management's cost control and efficiency efforts, notably the closing of three branch facilities in late 2010. Management expects noninterest expense categories to remain stable throughout 2011, with the exception of FDIC insurance expense, which is anticipated to trend lower.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 25.7% for the first half of 2011, and 23.9% for the same period of 2010. The increase in the effective tax rate in 2011 was primarily due to the relative amount of tax-exempt income on tax-exempt bonds to total income. Income tax expense increased $0.7 million to $2.1 million in the first half of 2011 compared with $1.4 million income tax expense for the same period of 2010, due primarily to increased net income.

FINANCIAL CONDITION
Our total assets increased to $1.65 billion as of June 30, 2011 from $1.58 billion on December 31, 2010. This growth resulted primarily from increased investment in securities along with cash and cash equivalents and bank loans, somewhat offset by a decrease in loan pool participation balances. The asset growth was primarily funded by an increase in deposits and FHLB borrowings, partially offset by a decrease in repurchase agreements. Total deposits at June 30, 2011 were $1.26 billion compared with $1.22 billion at December 31, 2010, up $37.0 million, or 3.0%, primarily due to increased consumer and public fund deposits. Federal Home Loan Bank borrowings increased $17.8 million from $127.2 million at December 31, 2010, to $145.0 million at June 30, 2011, while repurchase agreements were $48.2 million at June 30, 2011, a decrease of $2.0 million, from $50.2 million at December 31, 2010.
Investment Securities
Investment securities available for sale totaled $501.2 million as of June 30, 2011. This was an increase of $39.3 million, or 8.5%, from December 31, 2010. The increase was primarily due to investment purchases of $96.4 million, somewhat offset by security maturities or calls during the period of $64.2 million. Investment securities classified as held to maturity decreased to $2.5 million as of June 30, 2011 as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities (13.6%), mortgage-backed securities (44.9%), and obligations of states and political subdivisions (39.8%).
As of June 30, 2011, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets and continue to obtain updated cash flow analysis as required. See Note 4 “Investments” for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	June 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$81,277	8.5%	$84,590	9.0%
Commercial and financial	229,035	23.9	211,334	22.5
Credit cards	796	0.1	655	0.1
Overdrafts	587	0.1	491	0.1
Commercial real estate:
Construction & development	74,265	7.8	73,315	7.8
Farmland	68,278	7.1	76,345	8.1
Multifamily	34,185	3.6	33,451	3.6
Commercial real estate-other	222,029	23.2	210,131	22.4
Total commercial real estate	398,757	41.7	393,242	41.9
Residential real estate:
One- to four- family first liens	160,489	16.7	156,882	16.7
One- to four- family junior liens	66,439	6.9	69,112	7.4
Total residential real estate	226,928	23.6	225,994	24.1
Consumer	20,819	2.2	21,729	2.3
Total loans	$958,199	100.0%	$938,035	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $20.2 million, to $958.2 million as of June 30, 2011 as compared to December 31, 2010. As of June 30, 2011, our bank loan (excluding loan pool participations) to deposit ratio was 76.3% compared with a year-end 2010 bank loan to deposit ratio of 76.9%. We anticipate that the loan to deposit ratio will remain steady in future periods, as loans continue measured growth and deposits remain steady or increase.

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
In general, once the specific allowance has been finalized, Regional and Executive Management will consider a charge-off prior to the calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Loan Pool Participations
As of June 30, 2011, we had loan pool participations, net, totaling $56.7 million, down from $65.9 million at December 31, 2010. Loan pools are participation interests in performing, sub-performing and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our Consolidated Balance Sheets represent the discounted purchase cost of the loan pool participations. As of June 30, 2011, the categories of loans by collateral type in the loan pools were commercial real estate - 49%, commercial loans - 10%, agricultural and agricultural real estate - 7%, single-family residential real estate - 14% and other loans - 20%. We have minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to loan pools.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of June 30, 2011, such cost basis was $58.8 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $139.2 million, resulting in an investment basis of 42.2% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
The loans in the pools provide some geographic diversification to our balance sheet. As of June 30, 2011, loans in the southeast region of the United States represented approximately 43% of the total. The northeast was the next largest area with 32%, the central region with 20%, the southwest region with 4% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 23% of the basis total, with the next highest state level being Ohio at 14%, then Pennsylvania at approximately 9%, followed by New Jersey at 9%. As of June 30, 2011, approximately 59% of the loans were contractually current or less than 90 days past-due, while 41% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 41% contractually past-due includes loans in litigation and foreclosed property. As of June 30, 2011, loans in litigation totaled approximately $7.4 million, while foreclosed property was approximately $12.0 million.
Other Intangible Assets
Other intangible assets decreased to $10.7 million as of June 30, 2011 from $11.1 million as of December 31, 2010 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of June 30, 2011.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
June 30, 2011
Other intangible assets:
Insurance agency intangible	$1,320	$512	$808
Core deposit premium	5,433	2,828	2,605
Trade name intangible	7,040	—	7,040
Customer list intangible	330	88	242
Total	$14,123	$3,428	$10,695
Deposits
Total deposits as of June 30, 2011 were $1.26 billion compared with $1.22 billion as of December 31, 2010. Certificates of deposit were the largest category of deposits at June 30, 2011, representing approximately 44.9% of total deposits. Total certificates of deposit were $564.1 million at June 30, 2011, down $7.5 million, or 1.3%, from $571.6 million at December 31, 2010. Included in total certificates of deposit at June 30, 2011 was $29.1 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $3.9 million, or 11.8%, from the $33.0 million at December 31, 2010. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $461.2 million at June 30, 2011, an increase of $18.3 million, or 4.1%, from $442.9 million at December 31, 2010. The increased balances in non-certificate deposit accounts were primarily in public funds accounts. Included in interest-bearing checking deposits at June 30, 2011 was $14.1 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $9.1 million, or 182.0%, from the $5.0 million at December 31, 2010. We expect continued growth in ICS balances as we market the account type to a wider range of customers. Approximately 84.5% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $145.0 million as of June 30, 2011 compared with $127.2 million as of December 31, 2010. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. During the second quarter of 2011, we restructured three FHLB advances totaling $9.0 million. Restructuring the debt involved paying off the existing advances (including payment of early termination fees), and the simultaneous issuance of a new advances with a longer term but substantially lower effective cost. Early termination fees are being amortized over the life of the new borrowings.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of June 30, 2011, unchanged from December 31, 2010. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on or after September 20, 2012. The interest rate is fixed at 6.48% until December 15, 2012 on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.
Nonperforming Assets
Our nonperforming assets totaled $25.2 million as of June 30, 2011, up $1.6 million compared to December 31, 2010. The balance of other real estate owned at June 30, 2011 was $3.4 million, down from $3.9 million at year-end 2010. Nonperforming loans totaled $21.8 million (2.3% of total bank loans) as of June 30, 2011, compared to $19.8 million (2.1% of total bank loans) as of December 31, 2010. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to nonperforming assets.
The nonperforming loans consisted of $14.9 million in nonaccrual loans, $6.0 million in troubled debt restructures and $0.9 million in loans past due 90 days or more and still accruing. This compares with $12.4 million, $5.8 million and $1.6 million, respectively, as of December 31, 2010. Nonaccrual loans increased $2.5 million, or 20.1%, at June 30, 2011 compared to December 31, 2010. This increase is primarily attributable to one construction and development loan and two commercial real estate loans with combined balances of $2.2 million having been added to nonaccrual loans during the period. The Company experienced a $0.2 million, or 3.7%, increase in restructured loans, from December 31, 2010 to June 30, 2011. During the same period, loans past due 90 days or more and still accruing interest decreased by $0.7 million, or 43.4%, from December 31, 2010 to June 30, 2011. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $7.6 million as of June 30, 2011 compared with $10.5 million as of December 31, 2010, a decrease of $2.1 million or 19.5%.
All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of June 30, 2011. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Allowance for Loan Losses
Our Allowance for Loan Losses (“ALLL”) as of June 30, 2011 was $15.6 million, which was 1.6% of total bank loans (excluding loan pools) as of that date. This compares with an ALLL of $15.2 million as of December 31, 2010, which was 1.6% of total bank loans as of that date. Gross charge-offs for the six months of 2011 totaled $2.1 million, while recoveries of previously charged-off loans totaled $0.8 million. Annualized net loan charge offs to average bank loans for the first six months of 2011 was 0.3% compared to 0.5% for the year ended December 31, 2010. As of June 30, 2011, the ALLL was 71.6% of nonperforming loans compared with 76.7% as of December 31, 2010. While nonperforming loan levels increased during the six months, the increase has been primarily in credits that our management had already identified as weak. Due to the early identification of potential problem loans, we expected to have a decline in the ratio of the ALLL to nonperforming loans. Based on the inherent risk in the loan portfolio, we believe that as of June 30, 2011, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” for additional information related to the allowance for loan losses.
During the first quarter of 2011, as we do each year, we updated the ALLL calculation to reflect current historical net charge-offs. We use a five-year average percentage in the historical charge-off portion of the ALLL calculation. The historical charge-off portion is one of six factors used in establishing our reserve level for each loan type. During the second quarter of 2011 we increased the formula allocation factor for all loans originated in our Davenport, Iowa office by 15 basis points due to market factors. We also reduced the allocation factor for Multifamily Real Estate loans in the total portfolio to reflect improved market conditions for this type of property. These second quarter adjustments had essentially no net effect on the ALLL sufficiency calculation. There were no other changes during the six months of 2011. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450. All classified loans are reviewed for impairment in accordance with FASB ASC Topic 310.

We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At June 30, 2011, there were seven owner occupied 1-4 family loans with a LTV of 100% or greater. In addition, there are 26 home equity lines of credit without credit enhancement that have LTV of 100% or greater. We have the first lien on four of these equity lines and other financial institutions have the first lien on the remaining 22.
We review all impaired and nonperforming loans individually on a quarterly basis for their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2011, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to Loan Review for inclusion in the allowance for loan loss calculation. Periodic loan file examinations are conducted by Loan Review staff to ensure the accuracy of loan officer credit classifications.
Capital Resources
Total shareholders' equity was 10.25% of total assets as of June 30, 2011 and was 10.02% as of December 31, 2010. Tangible common equity to tangible assets was 8.69% as of June 30, 2011 and 8.37% as of December 31, 2010. Our Tier 1 capital to risk-weighted assets ratio was 13.78% as of June 30, 2011 and was 13.37% as of December 31, 2010. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of June 30, 2011, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At June 30,	At December 31,
(in thousands)	2011	2010
Tangible Common Equity:
Total shareholders' equity	$168,637	$158,466
Less: Preferred stock	(15,802)	(15,767)
Goodwill and intangibles	(10,795)	(11,243)
Tangible common equity	$142,040	$131,456
Tangible Assets:
Total assets	$1,645,373	$1,581,259
Less: Goodwill and intangibles	(10,795)	(11,243)
Tangible assets	$1,634,578	$1,570,016
Tangible common equity to tangible assets	8.69%	8.37%

	At June 30,	At December 31,
(in thousands)	2011	2010
Tier 1 capital
Total shareholders' equity	$168,637	$158,466
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	(3,329)	1,826
Less: Disallowed goodwill and intangibles	(10,911)	(11,327)
Tier 1 capital	$169,861	$164,429
Risk-weighted assets	$1,232,281	$1,230,264
Tier 1 capital to risk-weighted assets	13.78%	13.37%

On January 18, 2011, 15,000 restricted stock units were granted to certain directors and officers. During the first six months of 2011, 10,650 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 707 shares were surrendered by grantees to satisfy tax requirements. In addition, 3,488 shares were issued in connection with the exercise of previously issued stock options.

As of June 30, 2011 we had outstanding 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock"), which had a liquidation value of $1,000 per share, or $16.0 million in the aggregate, and all of which had been issued to the U.S. Department of the Treasury ("Treasury") under the Capital Purchase Program. On July 6, 2011, the Company completed the redemption of the 16,000 shares of Preferred Stock, for a total of $16.1 million, consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends. On July 27, 2011, the Company also repurchased for $1.0 million, the common stock warrant it had issued to Treasury. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share.
On July 26, 2011, the Company's Board of Directors declared a quarterly dividend for the third quarter of 2011 of $0.06 per common share, which is a $0.01 increase from the dividend paid in the first two quarters of 2011. The Board also authorized the repurchase of up to $1.0 million of common stock, with an expiration date of December 31, 2011.
The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
June 30, 2011
Total risk-based capital to risk-weighted assets:
Consolidated	$185,445	15.05%	$98,582	8.00%	N/A	N/A
MidWestOne Bank	164,791	13.58%	97,054	8.00%	$121,317	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	169,861	13.78%	49,291	4.00%	N/A	N/A
MidWestOne Bank	149,595	12.33%	48,527	4.00%	72,790	6.00%
Tier 1 capital to average assets:
Consolidated	169,861	10.53%	64,555	4.00%	N/A	N/A
MidWestOne Bank	149,595	9.36%	63,955	4.00%	79,944	5.00%

December 31, 2010
Total risk-based capital to risk-weighted assets:
Consolidated	$179,963	14.63%	$98,421	8.00%	N/A	N/A
MidWestOne Bank	156,602	13.21%	94,833	8.00%	$118,542	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	164,429	13.37%	49,211	4.00%	N/A	N/A
MidWestOne Bank	141,754	11.96%	47,417	4.00%	71,125	6.00%
Tier 1 capital to average assets:
Consolidated	164,429	10.45%	62,932	4.00%	N/A	N/A
MidWestOne Bank	141,754	9.14%	62,041	4.00%	77,551	5.00%

N/A - Minimum to be considered well capitalized is not applicable to the consolidated entity.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis; and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $41.8 million as of June 30, 2011, compared with $20.5 million as of December 31, 2010. The increase in liquid assets was done in anticipation of cash needs connected with the redemption of the Preferred Stock which had been issued to the U.S. Department of the Treasury, and repurchase of the accompanying common stock warrant for $1.0 million. Investment securities classified as available for sale, totaling $501.2 million and $462.0 million as of June 30, 2011 and December 31, 2010, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2011 to meet the needs of borrowers and depositors.
Our principal sources of funds were proceeds from the maturity and sale of investment securities, deposits, FHLB borrowings, principal repayments on loan pools, and funds provided by operations. While scheduled loan amortization and maturing interest-

bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of June 30, 2011, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48% until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59%. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.
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
Off-Balance-Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers, which include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Our exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance-sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of June 30, 2011, outstanding commitments to extend credit totaled approximately $208.7 million. Commitments under standby and performance letters of credit outstanding aggregated $4.5 million as of June 30, 2011. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2011, there were approximately $8.9 million, of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the current challenging economic environment, particularly the dislocations in the credit markets that prevailed since 2008, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $12.7 million in the first six months of 2011, compared with $13.8 million in the six months of 2010. Net income, and depreciation, amortization and accretion were the primary sources of inflow for the first six months of 2011, as was a net change in accrued interest receivable of $1.4 million.
Net cash outflows from investing activities were $43.2 million in the first half of 2011, compared to net cash outflows of $35.1 million in the comparable six-month period of 2010. In the first six months of 2011, securities transactions accounted for a net outflow of $30.6 million, and loans made to customers, net of collections, accounted for net outflows of $21.7 million. Cash inflows from loan pool participations were $9.2 million during the first six months of 2011 compared to a $6.2 million inflow during the same period of 2010.
Net cash provided by financing activities in the first six months of 2011 was $51.7 million. The largest financing cash inflows during the six months ended June 30, 2011 were the $37.0 million net increase in deposits and a $18.0 million net increase in FHLB borrowings. The largest cash outflow from financing activities in the first six months of 2011 consisted of a $2.0 million net decrease in repurchase agreements.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. Currently, the Bank has a $204.6 million of collateral pledged to the FHLB and $145.0 million in outstanding borrowings, leaving $56.0 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2011.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of June 30, 2011, the Bank owned municipal securities with an approximate market value of $13.1 million pledged.

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
We use a third-party computer software simulation modeling program to measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at June 30, 2011 and December 31, 2010.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
June 30, 2011
Dollar change	$733	$537	$(1,459)	$(1,905)
Percent change	1.4%	1.0%	(2.6)%	(3.7)%
December 31, 2010
Dollar change	$1,459	$1,297	$(1,275)	$(1,610)
Percent change	3.0%	2.7%	(2.6)%	(3.3)%
As shown above, at June 30, 2011, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $1.9 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $0.7 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would result in an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this Report as it relates to the Company and our consolidated subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act during the quarter covered by this report.
As of June 30, 2011 we had outstanding 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock"), which had a liquidation value of $1,000 per share, or $16.0 million in the aggregate, and all of which had been issued to the U.S. Department of the Treasury ("Treasury") under the Capital Purchase Program. On July 6, 2011, the Company completed the redemption of the 16,000 shares of Preferred Stock, for a total of $16.1 million, consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends. On July 27, 2011, the Company also repurchased for $1.0 million, the common stock warrant it had issued to Treasury. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share.
As of June 30, 2011, we did not have in effect an approved repurchase program. However, on July 26, 2011, our board of directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we may repurchase shares from time to time in the open market or through privately negotiated transactions, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses cash available.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. [Removed and Reserved].

Item 5. Other Information.
On July 26, 2011, our board of directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we may repurchase shares from time to time in the open market or through privately negotiated transactions, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses cash available.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document (1)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document (1)	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)	Filed herewith

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 4, 2011	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer