Form 10-Q
period 2011-09-30
MidWestOne Financial Group, Inc.
filed 2011-11-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 1, 2011, there were 8,571,762 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$25,117	$13,720
Interest-bearing deposits in banks	13,841	6,077
Federal funds sold	2,739	726
Cash and cash equivalents	41,697	20,523
Investment securities:
Available for sale	491,769	461,954
Held to maturity (fair value of $2,498 as of September 30, 2011 and $4,086 as of December 31, 2010)	2,490	4,032
Loans held for sale	1,689	702
Loans	955,755	938,035
Allowance for loan losses	(15,663)	(15,167)
Net loans	940,092	922,868
Loan pool participations, net	53,458	65,871
Premises and equipment, net	25,638	26,518
Accrued interest receivable	10,885	10,648
Other intangible assets, net	10,471	11,143
Bank-owned life insurance	27,454	26,772
Other real estate owned	3,916	3,850
Deferred income taxes	1,888	6,430
Other assets	21,112	19,948
Total assets	$1,632,559	$1,581,259
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$142,345	$129,978
Interest-bearing checking	481,745	442,878
Savings	68,422	74,826
Certificates of deposit under $100,000	360,605	380,082
Certificates of deposit $100,000 and over	213,550	191,564
Total deposits	1,266,667	1,219,328
Securities sold under agreements to repurchase	41,929	50,194
Federal Home Loan Bank borrowings	138,988	127,200
Deferred compensation liability	3,662	3,712
Long-term debt	15,464	15,464
Accrued interest payable	1,717	1,872
Other liabilities	7,435	5,023
Total liabilities	1,475,862	1,422,793

Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000.00 per share; authorized 500,000 shares; no shares issued and outstanding at September 30, 2011 and 16,000 shares issued and outstanding at December 31, 2010	$—	$15,767
Common stock, $1.00 par value; authorized 15,000,000 shares at September 30, 2011 and December 31, 2010; issued 8,690,398 shares at September 30, 2011 and December 31, 2010; outstanding 8,583,337 shares at September 30, 2011 and 8,614,790 shares at December 31, 2010	8,690	8,690
Additional paid-in capital	80,285	81,268
Treasury stock at cost, 107,061 shares as of September 30, 2011 and 75,608 shares at December 31, 2010	(1,521)	(1,052)
Retained earnings	63,461	55,619
Accumulated other comprehensive income (loss)	5,782	(1,826)
Total shareholders' equity	156,697	158,466
Total liabilities and shareholders' equity	$1,632,559	$1,581,259

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$13,128	$13,777	$38,904	$41,242
Interest and discount on loan pool participations	311	552	1,101	2,360
Interest on bank deposits	9	2	25	29
Interest on federal funds sold	—	—	1	4
Interest on investment securities:
Taxable securities	2,703	2,445	8,257	7,115
Tax-exempt securities	1,092	946	3,199	2,922
Total interest income	17,243	17,722	51,487	53,672

Interest expense:
Interest on deposits:
Interest-bearing checking	954	1,010	2,956	3,213
Savings	47	47	164	126
Certificates of deposit under $100,000	1,903	2,311	6,210	7,309
Certificates of deposit $100,000 and over	827	859	2,514	2,744
Total interest expense on deposits	3,731	4,227	11,844	13,392
Interest on federal funds purchased	2	4	5	6
Interest on securities sold under agreements to repurchase	65	75	206	221
Interest on Federal Home Loan Bank borrowings	869	1,170	2,682	3,560
Interest on notes payable	9	10	29	34
Interest on long-term debt	165	157	490	457
Total interest expense	4,841	5,643	15,256	17,670
Net interest income	12,402	12,079	36,231	36,002
Provision for loan losses	750	1,250	2,550	4,250
Net interest income after provision for loan losses	11,652	10,829	33,681	31,752

Noninterest income:
Trust, investment, and insurance fees	1,159	1,049	3,588	3,497
Service charges and fees on deposit accounts	973	1,118	2,779	3,016
Mortgage origination and loan servicing fees	531	958	1,790	1,983
Other service charges, commissions and fees	648	633	2,004	1,793
Bank-owned life insurance income	227	158	681	472
Impairment losses on investment securities	—	—	—	(189)
Gain (loss) on sale and call of available for sale securities	345	(158)	430	312
Gain (loss) on sale of premises and equipment	48	(1)	(195)	(282)
Total noninterest income	3,931	3,757	11,077	10,602

Noninterest expense:
Salaries and employee benefits	5,703	5,838	17,312	17,319
Net occupancy and equipment expense	1,537	1,598	4,652	5,004
Professional fees	799	696	2,164	2,104
Data processing expense	406	421	1,282	1,292
FDIC Insurance expense	331	726	1,284	2,123
Other operating expense	1,535	1,605	4,546	4,752
Total noninterest expense	10,311	10,884	31,240	32,594
Income before income tax expense	5,272	3,702	13,518	9,760
Income tax expense	1,434	916	3,552	2,365
Net income	$3,838	$2,786	$9,966	$7,395
Less: Preferred stock dividends and discount accretion	$210	$216	$645	$650
Net income available to common shareholders	$3,628	$2,570	$9,321	$6,745
Share and Per share information:
Ending number of shares outstanding	8,583,337	8,613,982	8,583,337	8,613,982
Average number of shares outstanding	8,610,837	8,613,754	8,620,083	8,611,418
Diluted average number of shares	8,640,231	8,642,424	8,646,816	8,633,509
Earnings per common share - basic	$0.42	$0.30	$1.08	$0.78
Earnings per common share - diluted	0.42	0.30	1.08	0.78
Dividends paid per common share	0.06	0.05	0.16	0.15
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,838	$2,786	$9,966	$7,395

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	4,268	2,253	12,573	5,286
Reclassification adjustment for impairment losses included in net income	—	—	—	189
Reclassification adjustment for (gains) losses included in net income	(345)	158	(430)	(312)
Income tax expense	(1,470)	(892)	(4,535)	(1,927)
Other comprehensive income, net of tax	2,453	1,519	7,608	3,236
Comprehensive income	$6,291	$4,305	$17,574	$10,631
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Net income	—	—	—	—	7,395	—	7,395
Dividends paid on common stock ($0.15 per share)	—	—	—	—	(1,293)	—	(1,293)
Dividends paid on preferred stock	—	—	—	—	(600)	—	(600)
Stock options exercised (3,145 shares)	—	—	(19)	42	—	—	23
Release/lapse of restriction on 5,604 RSUs	—	—	(78)	78	—	—	—
Preferred stock discount accretion	50	—	—	—	(50)	—	—
Stock compensation	—	—	147	—	—	—	147
Other comprehensive income	—	—	—	—	—	3,236	3,236
Balance at September 30, 2010	$15,749	$8,690	$81,229	$(1,063)	$53,531	$2,980	$161,116
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Net income	—	—	—	—	9,966	—	9,966
Dividends paid on common stock ($0.16 per share)	—	—	—	—	(1,378)	—	(1,378)
Dividends paid on preferred stock	—	—	—	—	(513)	—	(513)
Stock options exercised (3,488 shares)	—	—	(9)	49	—	—	40
Release/lapse of restriction on 10,850 RSUs	—	—	(138)	140	—	—	2
Preferred stock discount accretion	233	—	—	—	(233)	—	—
Redemption of preferred stock	(16,000)	—	—	—	—	—	(16,000)
Repurchase of common stock warrant	—	—	(1,000)	—	—	—	(1,000)
Repurchase of common stock (45,039 shares)	—	—	—	(658)	—	—	(658)
Stock compensation	—	—	164	—	—	—	164
Other comprehensive income	—	—	—	—	—	7,608	7,608
Balance at September 30, 2011	$—	$8,690	$80,285	$(1,521)	$63,461	$5,782	$156,697
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,966	$7,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,550	4,250
Depreciation, amortization and accretion	3,673	4,454
Loss on sale of premises and equipment	195	282
Deferred income taxes	7	(895)
Stock-based compensation	164	147
Net gains on sale of available for sale securities	(430)	(312)
Net gains on sale of other real estate owned	(192)	(23)
Writedown of other real estate owned	9	112
Other-than-temporary impairment of investment securities	—	189
Increase in loans held for sale	(987)	(3,728)
Increase in accrued interest receivable	(237)	(262)
Increase in cash value of bank-owned life insurance	(682)	(472)
Increase in other assets	(1,164)	(821)
Decrease in deferred compensation liability	(50)	(71)
Increase in accounts payable, accrued expenses, and other liabilities	2,257	1,342
Net cash provided by operating activities	15,079	11,587
Cash flows from investing activities:
Proceeds from sales of available for sale securities	—	16,742
Proceeds from maturities and calls of available for sale securities	105,909	70,628
Purchases of available for sale securities	(124,636)	(128,595)
Proceeds from maturities and calls of held to maturity securities	1,545	3,766
Decrease (increase) in loans	(20,726)	3,997
Decrease in loan pool participations, net	12,413	11,892
Purchases of premises and equipment	(1,342)	(2,676)
Proceeds from sale of other real estate owned	1,069	2,137
Proceeds from sale of premises and equipment	296	1,893
Net cash used in investing activities	(25,472)	(20,216)
Cash flows from financing activities:
Net increase in deposits	47,339	3,188
Net decrease in federal funds purchased	—	(175)
Net decrease in securities sold under agreements to repurchase	(8,265)	(319)
Proceeds from Federal Home Loan Bank borrowings	51,000	35,000
Repayment of Federal Home Loan Bank borrowings	(39,000)	(29,000)
Stock options exercised	42	23
Payments on long-term debt	—	(36)
Dividends paid	(1,891)	(1,893)
Repurchase of common stock	(658)	—
Redemption of preferred stock	(16,000)	—
Repurchase of common stock warrant	(1,000)	—
Net cash provided by financing activities	31,567	6,788
Net increase (decrease) in cash and cash equivalents	21,174	(1,841)
Cash and cash equivalents at beginning of period	20,523	27,588
Cash and cash equivalents at end of period	$41,697	$25,747
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,410	$17,897
Cash paid during the period for income taxes	$2,204	$3,725
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$952	$3,329
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of MidWestOne, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results for the three and nine months ended September 30, 2011 may not be indicative of results for the year ending December 31, 2011, or for any other period.
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
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. None are currently issued or outstanding.
Common Stock: The number of authorized shares of common stock for the Company is 15,000,000.
On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. Thus, as of September 30, 2011, $342,000 in additional repurchases remained authorized under the program.

On October 18, 2011, our Board of Directors amended the Company's share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. As of September 30, 2011 the remaining amount of repurchases had been $342,000, and the program was set to expire December 31, 2011. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

3.Earnings per Common Share
Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 2011 and 2010 was 8,610,837 and 8,613,754, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 2011 and 2010 was 8,620,083 and 8,611,418, respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,640,231 and 8,642,424 for the three months ended September 30, 2011 and 2010, respectively, and 8,646,816 and 8,633,509 for the nine months ended September 30, 2011 and 2010, respectively.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Weighted average number of shares outstanding during the period	8,610,837	8,613,754	8,620,083	8,611,418
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,640,231	8,642,424	8,646,816	8,633,509
Net income	$3,838	$2,786	$9,966	$7,395
Preferred stock dividend accrued and discount accretion	(210)	(216)	(645)	(650)
Net income available to common stockholders	$3,628	$2,570	$9,321	$6,745
Earnings per share - basic	$0.42	$0.30	$1.08	$0.78
Earnings per share - diluted	$0.42	$0.30	$1.08	$0.78

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$49,784	$1,269	$—	$51,053
State and political subdivisions	194,528	9,973	(36)	204,465
Mortgage-backed securities and collateralized mortgage obligations	215,126	7,245	—	222,371
Corporate debt securities	13,604	213	(1,252)	12,565
	473,042	18,700	(1,288)	490,454
Other equity securities	1,191	124	—	1,315
Total	$474,233	$18,824	$(1,288)	$491,769

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$79,181	$1,492	$(339)	$80,334
State and political subdivisions	187,847	3,994	(1,753)	190,088
Mortgage-backed securities and collateralized mortgage obligations	177,453	2,743	(412)	179,784
Corporate debt securities	10,896	349	(973)	10,272
	455,377	8,578	(3,477)	460,478
Other equity securities	1,183	296	(3)	1,476
Total	$456,560	$8,874	$(3,480)	$461,954

A summary of investment securities held to maturity is as follows:

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$1,574	$3	$—	$1,577
Mortgage-backed securities	46	5	—	51
Corporate debt securities	870	—	—	870
Total	$2,490	$8	$—	$2,498

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$3,115	$49	$—	$3,164
Mortgage-backed securities	50	5	—	55
Corporate debt securities	867	—	—	867
Total	$4,032	$54	$—	$4,086
The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2011 and December 31, 2010. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	—	$—	$—	$—	$—	$—	$—
State and political subdivisions	9	2,423	(36)	—	—	2,423	(36)
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—	—
Corporate debt securities	8	6,997	(213)	733	(1,039)	7,730	(1,252)
Common stocks	—	—	—	—	—	—	—
Total	17	$9,420	$(249)	$733	$(1,039)	$10,153	$(1,288)

		As of December 31, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$12,828	$(339)	$—	$—	$12,828	$(339)
State and political subdivisions	93	53,326	(1,750)	112	(3)	53,438	(1,753)
Mortgage-backed securities and collateralized mortgage obligations	9	77,115	(412)	—	—	77,115	(412)
Corporate debt securities	4	799	(973)	—	—	799	(973)
Common stocks	1	71	(3)	—	—	71	(3)
Total	109	$144,139	$(3,477)	$112	$(3)	$144,251	$(3,480)
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
The Company believes that the decline in the value of certain obligations of state and political subdivisions was primarily related to an overall widening of market spreads for many types of fixed income products since 2008, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers. At September 30, 2011, approximately 60% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost at maturity. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, and the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of September 30, 2011 and December 31, 2010.
At September 30, 2011, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, due to several impairment charges recognized since 2008, the book value of these securities at September 30, 2011 had been reduced to $1.8 million. Two of the securities have been written down to a value of zero, with the remaining four having an average cost basis of 29.5% of their original face value. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. The market for these securities is considered to be inactive according to the guidance issued in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with FASB ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. As part of its analysis of the collateralized debt obligations, the Company subjects the securities to a stress scenario which involves a level of deferrals or defaults in the collateral pool in excess of what the Company believes is likely.
At September 30, 2011, the analysis of the Company's six investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities.  The pace of new deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities has slowed in recent quarters, although they remain at high levels. The Company follows the provisions of FASB ASC Topic 320 in determining the amount of the OTTI recorded to earnings. The Company performed a discounted cash flow analysis, using the factors noted above, and determined that no additional OTTI existed for the three and nine months ended September 30, 2011, thus no impairment loss was charged to earnings.

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
A summary of the contractual maturity distribution of debt investment securities at September 30, 2011 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$20,350	$20,601	$700	$701
Due after one year through five years	105,351	109,105	874	876
Due after five years through ten years	82,442	86,886	—	—
Due after ten years	49,773	51,491	870	870
Mortgage-backed securities and collateralized mortgage obligations	215,126	222,371	46	51
Total	$473,042	$490,454	$2,490	$2,498

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at September 30, 2011 and December 31, 2010 was $12.3 million and $10.6 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three and nine months ended September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$345	$44	$430	$474
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	(189)
	345	44	430	285
Equity securities:
Gross realized gains	—	1	—	50
Gross realized losses	—	(203)	—	(212)
Other-than-temporary impairment	—	—	—	—
	—	(202)	—	(162)
	$345	$(158)	$430	$123

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pools, and changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2011 and December 31, 2010
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$267	$437	$335	$200	$13	$—	$1,252
Collectively evaluated for impairment	1,083	4,371	4,714	3,080	283	880	14,411
Total	$1,350	$4,808	$5,049	$3,280	$296	$880	$15,663
Loans acquired with deteriorated credit quality (loan pools)	$10	$225	$602	$390	$121	$786	$2,134
Loans receivable
Individually evaluated for impairment	$5,037	$2,302	$11,982	$2,998	$52	$—	$22,371
Collectively evaluated for impairment	81,412	224,916	379,110	227,178	20,768	—	933,384
Total	$86,449	$227,218	$391,092	$230,176	$20,820	$—	$955,755
Loans acquired with deteriorated credit quality (loan pools)	$126	$4,235	$33,029	$5,947	$199	$12,056	$55,592

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$100	$10	$—	$—	$110
Collectively evaluated for impairment	827	4,540	5,155	2,766	323	1,446	15,057
Total	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Loans acquired with deteriorated credit quality (loan pools)	$27	$368	$658	$259	$164	$658	$2,134
Loans receivable
Individually evaluated for impairment	$3,271	$1,749	$6,618	$991	$52	$—	$12,681
Collectively evaluated for impairment	81,319	210,481	386,624	225,003	21,927	—	925,354
Total	$84,590	$212,230	$393,242	$225,994	$21,979	$—	$938,035
Loans acquired with deteriorated credit quality (loan pools)	$409	$6,611	$40,549	$7,376	$312	$12,748	$68,005

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2011 and 2010
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Beginning balance	$1,328	$5,001	$5,715	$2,675	$360	$524	$15,603
Charge-offs	(32)	(459)	(147)	(82)	(62)	—	(782)
Recoveries	5	26	33	8	20	—	92
Provision	49	240	(552)	679	(22)	356	750
Ending balance	$1,350	$4,808	$5,049	$3,280	$296	$880	$15,663
2010
Beginning balance	$1,025	$4,060	$5,829	$2,880	$329	$700	$14,823
Charge-offs	(197)	(299)	(510)	(167)	(94)	—	(1,267)
Recoveries	—	22	16	1	14	—	53
Provision	55	297	277	24	106	491	1,250
Ending balance	$883	$4,080	$5,612	$2,738	$355	$1,191	$14,859

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2011 and 2010
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(425)	(1,053)	(1,145)	(189)	(115)	—	(2,927)
Recoveries	67	496	148	24	138	—	873
Provision	881	825	791	669	(50)	(566)	2,550
Ending balance	$1,350	$4,808	$5,049	$3,280	$296	$880	$15,663
2010
Beginning balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957
Charge-offs	(1,197)	(1,312)	(618)	(308)	(177)	—	(3,612)
Recoveries	5	46	124	57	32	—	264
Provision	976	1,880	(300)	576	102	1,016	4,250
Ending balance	$883	$4,082	$5,613	$2,737	$353	$1,191	$14,859
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
Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  The primary repayment risks of commercial and industrial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company's ability to establish relationships with the area's largest businesses. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a decline in the United States economy could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

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
When it is determined that a loan requires partial or full charge-off, a request for approval of a charge-off is submitted to the Bank's President; Executive Vice President, Chief Credit Officer; and the Regional Senior Credit Officer. The Bank's Board of Directors formally approves all loan charge-offs retroactively at the next regularly scheduled meeting. Once a loan is fully charged-off, it cannot be restructured and returned to the Bank's books.
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
Loans Measured Individually for Impairment
During the first quarter of 2011, the Company expanded its procedure for reviewing individual loans for potential impairment and determining the necessary allocation of the allowance for loan losses to impaired loans. Previously, only loans already identified as impaired were individually reviewed each quarter for further impairment. Effective March 31, 2011, in addition to loans already identified as impaired, all non-accrual and troubled debt restructures are evaluated for potential impairment due to collateral deficiency or insufficient cash-flow using an individual discounted cash-flow analysis at the loan's effective interest rate. Loans that are deemed fully collateralized or that have been charged down to a level corresponding with either of the measurements require no assignment of reserves from the ALLL.
All loans deemed troubled debt restructure, or “TDR”, are considered impaired, and are evaluated for collateral and cash-flow sufficiency. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate to a rate less than the institution is willing to accept at the time of the restructure for a new loan with comparable risk.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower than the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.
The following table sets forth information on the Company's troubled debt restructurings by class of financing receivable occurring during the stated periods:

	Three Months Ended September 30,
	2011			2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	1	53	53	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	1	714	80	—	—	—
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2	1,675	1,638	—	—	—
Total commercial real estate	3	2,389	1,718	—	—	—
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$2,442	$1,771	—	$—	$—
* - Includes accrued interest receivable.

	Nine Months Ended September 30,
	2011			2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	2	$3,823	$3,351
Commercial and industrial	1	53	53	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	1	714	80	—	—	—
Farmland	—	—	—	1	348	350
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2	1,675	1,638	2	528	412
Total commercial real estate	3	2,389	1,718	3	876	762
Residential real estate:
One- to four- family first liens	—	—	—	1	78	78
One- to four- family junior liens	—	—	—	2	78	75
Total residential real estate	—	—	—	3	156	153
Consumer	—	—	—	—	—	—
Total	4	$2,442	$1,771	8	$4,855	$4,266
* - Includes accrued interest receivable.

During the three months ended September 30, 2011, the Company restructured four loans by granting concessions to borrowers experiencing financial difficulties. A commercial loan was modified by the granting of an interest rate reduction. A construction and development loan made to an affiliated borrower of the commercial loan was also given a principal reduction as well as an interest rate reduction. Two commercial real estate loans were granted interest rate reductions, with one also having the loan terms modified to release protective advances back to the borrower. There were no loans restructured during the first six months of 2011.
During the three months ended September 30, 2010, the Company restructured zero loans by granting concessions to borrowers experiencing financial difficulties. During the nine months ended September 30, 2010, the Company restructured eight loans by granting concessions to borrowers experiencing financial difficulties. Two agricultural loans and one farmland loan were modified by the granting of interest rate reductions, and had the principal amount divided between three affiliated entities. Two commercial real estate loans, both to the same entity, were modified by the granting of interest rate reductions. Both of these loans subsequently defaulted on the modified terms and were charged-off. A residential real estate loan and a home equity loan, both made to the same borrower, were placed into forbearance for a limited term while the borrower attempted to sell the property. The property was not sold, and the borrower subsequently defaulted on the loan agreements. A home equity loan was given a principal reduction, with the remaining balance reamortized over a longer term.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Agricultural	—	$—	—	$—	—	$—	—	$—
Commercial and industrial	—	—	—	—	—	—	1	600
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	—	—	2	413	—	—	2	413
Total commercial real estate	—	—	2	413	—	—	2	413
Residential real estate:
One- to four- family first liens	—	—	2	116	—	—	2	116
One- to four- family junior liens	—	—	—	—	—	—	1	25
Total residential real estate	—	—	2	116	—	—	3	141
Consumer	—	—	1	28	—	—	1	28
Total	—	$—	5	$557	—	$—	7	$1,182
As of September 30, 2011 the Company had 18 loans classified as TDRs with an outstanding balance of $6.4 million.
Loans Measured Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type (i.e., commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e., pass, special mention, and substandard). Loans past due 60-89 days and 90+ days are classified special mention and substandard, respectively, for allocation purposes.
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
The items discussed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e., early stages of financial deterioration, technical exceptions, etc.), an allocation factor of two times that of the pass allocation is applied to this subset to reflect this increased risk exposure. In addition, loans classified as substandard carry an even greater level of risk than special mention loans, and an allocation factor of six times that of the pass allocation is applied to this subset of loans. Further, loans classified as substandard and are "performing collateral deficient" have an allocation factor of 12 times that of the pass allocation applied due to the perceived additional risk for these credits.
The Allowance for Loan and Lease Losses - Loan Pools
The Company requires that the loan pool ALLL will be at least sufficient to cover the next quarter's estimated charge-offs as presented by the servicer and as reviewed by the Company. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer is greater than the loan pool ALLL, an additional provision is made to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer.
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
The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at September 30, 2011 and December 31, 2010:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
September 30, 2011
Agricultural	$76,210	$1,788	$8,451	$—	$—	$86,449
Commercial and industrial	189,382	19,561	17,177	—	—	226,120
Credit cards	897	—	—	—	—	897
Overdrafts	258	72	97	—	—	427
Commercial real estate:
Construction and development	52,195	9,800	5,797	—	—	67,792
Farmland	61,220	2,992	5,427	—	—	69,639
Multifamily	34,893	324	—	—	—	35,217
Commercial real estate-other	191,775	18,439	8,230	—	—	218,444
Total commercial real estate	340,083	31,555	19,454	—	—	391,092
Residential real estate:
One- to four- family first liens	152,973	7,292	4,705	—	—	164,970
One- to four- family junior liens	64,169	454	583	—	—	65,206
Total residential real estate	217,142	7,746	5,288	—	—	230,176
Consumer	20,239	58	297	—	—	20,594
Total	$844,211	$60,780	$50,764	$—	$—	$955,755
Loans acquired with deteriorated credit quality (loan pools)	$32,420	$—	$23,093	$—	$79	$55,592

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2010
Agricultural	$73,244	$2,577	$8,769	$—	$—	$84,590
Commercial and industrial	175,871	18,015	17,448	—	—	211,334
Credit cards	655	—	—	—	—	655
Overdrafts	290	75	126	—	—	491
Commercial real estate:
Construction and development	50,980	17,104	5,231	—	—	73,315
Farmland	67,223	3,858	5,264	—	—	76,345
Multifamily	32,933	335	183	—	—	33,451
Commercial real estate-other	183,675	17,374	9,082	—	—	210,131
Total commercial real estate	334,811	38,671	19,760	—	—	393,242
Residential real estate:
One- to four- family first liens	144,898	6,209	5,775	—	—	156,882
One- to four- family junior liens	68,241	364	507	—	—	69,112
Total residential real estate	213,139	6,573	6,282	—	—	225,994
Consumer	21,338	120	271		—	21,729
Total	$819,348	$66,031	$52,656	$—	$—	$938,035
Loans acquired with deteriorated credit quality (loan pools)	$39,928	$—	$27,956	$—	$121	$68,005
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

The following table sets forth the amounts and categories of the Company's impaired loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Recorded Investment*	Unpaid Principal Balance	Related Allowance	Recorded Investment*	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$3,308	$3,283	$—	$3,294	$3,271	$—
Commercial and industrial	1,409	1,210	—	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	2,031	2,028	—	387	387	—
Farmland	4,154	4,152	—	3,875	3,866	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,612	2,808	—	1,917	1,918	—
Total commercial real estate	9,797	8,988	—	6,179	6,171	—
Residential real estate:
One- to four- family first liens	1,752	1,752	—	964	964	—
One- to four- family junior liens	50	50	—	11	11	—
Total residential real estate	1,802	1,802	—	975	975	—
Consumer	—	—	—	52	52	—
Total	$16,316	$15,283	$—	$11,986	$12,218	$—
With an allowance recorded:
Agricultural	$1,775	$1,754	$267	$—	$—	$—
Commercial and industrial	1,097	1,092	437	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	778	775	121	451	447	100
Farmland	339	335	56	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,896	1,884	158	—	—	—
Total commercial real estate	3,013	2,994	335	451	447	100
Residential real estate:
One- to four- family first liens	1,092	1,090	181	—	—	—
One- to four- family junior liens	106	106	19	16	16	10
Total residential real estate	1,198	1,196	200	16	16	10
Consumer	52	52	13	—	—	—
Total	$7,135	$7,088	$1,252	$467	$463	$110
Total:
Agricultural	$5,083	$5,037	$267	$3,294	$3,271	$—
Commercial and industrial	2,506	2,302	437	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	2,809	2,803	121	838	834	100
Farmland	4,493	4,487	56	3,875	3,866	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,508	4,692	158	1,917	1,918	—
Total commercial real estate	12,810	11,982	335	6,630	6,618	100
Residential real estate:
One- to four- family first liens	2,844	2,842	181	964	964	—
One- to four- family junior liens	156	156	19	27	27	10
Total residential real estate	3,000	2,998	200	991	991	10
Consumer	52	52	13	52	52	—
Total	$23,451	$22,371	$1,252	$12,453	$12,681	$110
* - Includes accrued interest receivable.

The following table sets forth the amounts and categories of the Company's impaired loans during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$3,349	$11	$4,774	$11	$3,346	$44	$4,829	$(62)
Commercial and industrial	1,211	2	1,312	14	1,219	10	1,342	44
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	2,032	17	—	—	2,037	35	—	—
Farmland	4,167	20	3,893	21	4,227	51	3,959	(49)
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,799	(3)	242	5	2,801	27	244	16
Total commercial real estate	8,998	34	4,135	26	9,065	113	4,203	(33)
Residential real estate:
One- to four- family first liens	1,748	(9)	582	—	1,781	1	585	1
One- to four- family junior liens	50	—	—	—	51	—	—	—
Total residential real estate	1,798	(9)	582	—	1,832	1	585	1
Consumer	—	—	23	1	—	—	23	2
Total	$15,356	$38	$10,826	$52	$15,462	$168	$10,982	$(48)
With an allowance recorded:
Agricultural	$1,771	$9	—	—	1,769	26	—	—
Commercial and industrial	1,101	8	—	—	1,090	21	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	777	7	573	(13)	778	18	580	5
Farmland	339	2	—	—	364	5	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,898	31	—	—	1,910	90	—	—
Total commercial real estate	3,014	40	573	(13)	3,052	113	580	5
Residential real estate:
One- to four- family first liens	1,093	6	—	—	1,098	21	—	—
One- to four- family junior liens	107	1	16	—	108	3	16	—
Total residential real estate	1,200	7	16	—	1,206	24	16	—
Consumer	53	1	100	(1)	55	2	101	3
Total	$7,139	$65	$689	$(14)	$7,172	$186	$697	$8
Total:
Agricultural	$5,120	$20	4,774	11	5,115	70	4,829	(62)
Commercial and industrial	2,312	10	1,312	14	2,309	31	1,342	44
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	2,809	24	573	(13)	2,815	53	580	5
Farmland	4,506	22	3,893	21	4,591	56	3,959	(49)
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	4,697	28	242	5	4,711	117	244	16
Total commercial real estate	12,012	74	4,708	13	12,117	226	4,783	(28)
Residential real estate:
One- to four- family first liens	2,841	(3)	582	—	2,879	22	585	1
One- to four- family junior liens	157	1	16	—	159	3	16	—
Total residential real estate	2,998	(2)	598	—	3,038	25	601	1
Consumer	53	1	123	—	55	2	124	5
Total	$22,495	$103	$11,515	$38	$22,634	$354	$11,679	$(40)

The following table sets forth the composition of the Company's past due and nonaccrual loans at September 30, 2011 and December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
(in thousands)
September 30, 2011
Agricultural	$34	$—	$180	$214	$86,235	$86,449	$—
Commercial and industrial	1,032	419	1,981	3,432	222,688	226,120	171
Credit cards	—	—	5	5	892	897	5
Overdrafts	66	3	28	97	330	427	—
Commercial real estate:
Construction and development	667	—	1,258	1,925	65,867	67,792	—
Farmland	126	—	2,895	3,021	66,618	69,639	—
Multifamily	389	—	—	389	34,828	35,217	—
Commercial real estate-other	517	78	1,395	1,990	216,454	218,444	88
Total commercial real estate	1,699	78	5,548	7,325	383,767	391,092	88
Residential real estate:
One- to four- family first liens	2,555	1,009	2,334	5,898	159,072	164,970	151
One- to four- family junior liens	79	84	357	520	64,686	65,206	255
Total residential real estate	2,634	1,093	2,691	6,418	223,758	230,176	406
Consumer	153	29	159	341	20,253	20,594	133
Total	$5,618	$1,622	$10,592	$17,832	$937,923	$955,755	$803
December 31, 2010
Agricultural	$2,910	$45	$257	$3,212	$81,378	$84,590	$12
Commercial and industrial	1,671	911	1,026	3,608	207,726	211,334	56
Credit cards	—	—	—	—	655	655	—
Overdrafts	109	15	2	126	365	491	—
Commercial real estate:
Construction and development	633	214	1,220	2,067	71,248	73,315	710
Farmland	—	—	2,869	2,869	73,476	76,345	—
Multifamily	—	—	—	—	33,451	33,451	—
Commercial real estate-other	417	42	1,290	1,749	208,382	210,131	—
Total commercial real estate	1,050	256	5,379	6,685	386,557	393,242	710
Residential real estate:
One- to four- family first liens	2,389	801	2,972	6,162	150,720	156,882	696
One- to four- family junior liens	520	85	109	714	68,398	69,112	82
Total residential real estate	2,909	886	3,081	6,876	219,118	225,994	778
Consumer	45	147	132	324	21,405	21,729	23
Total	$8,694	$2,260	$9,877	$20,831	$917,204	$938,035	$1,579

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
Delinquency status of a loan is determined by the number of days that have elapsed past the loan's payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more. Loans shown in the 30-59 days and 60-89 days columns in the table above reflect contractual delinquency status only, and include loans considered nonperforming due to classification as a TDR or being placed on non-accrual.

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
(in thousands)
Agricultural	$1,709	$1,805
Commercial and industrial	1,839	1,553
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	1,258	765
Farmland	3,059	3,008
Multifamily	—	—
Commercial real estate-other	2,076	2,773
Total commercial real estate	6,393	6,546
Residential real estate:
One- to four- family first liens	2,410	2,361
One- to four- family junior liens	110	27
Total residential real estate	2,520	2,388
Consumer	36	113
Total	$12,497	$12,405

As of September 30, 2011, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of September 30, 2011, approximately 59% of the loans were contractually current or less than 90 days past-due, while 41% were contractually past-due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 41% contractually past-due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three and nine months ended September 30, 2011 and 2010 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$51,053	$—	$51,053	$—
State and political subdivisions	204,465	—	204,465	—
Residential mortgage-backed securities	222,371	—	222,371	—
Corporate debt securities	11,832	—	11,832	—
Collateralized debt obligations	733	—	—	733
Total available for sale debt securities	490,454	—	489,721	733
Available for sale equity securities:
Financial services industry	1,316	1,316	—	—
Total available for sale equity securities	1,316	1,316	—	—
Total securities available for sale	$491,770	$1,316	$489,721	$733

Mortgage servicing rights	$1,145	$—	$—	$1,145

	Fair Value Measurement at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$80,334	$—	$80,334	$—
State and political subdivisions	190,088	—	190,088	—
Residential mortgage-backed securities	179,784	—	179,784	—
Corporate debt securities	9,473	—	9,473	—
Collateralized debt obligations	799	—	—	799
Total available for sale debt securities	460,478	—	459,679	799
Available for sale equity securities:
Financial services industry	1,476	1,476	—	—
Total available for sale equity securities	1,476	1,476	—	—
Total securities available for sale	$461,954	$1,476	$459,679	$799

Mortgage servicing rights	$835	$—	$—	$835

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2010	$799	$835
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	310
Included in other comprehensive income	(66)	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Level 3 fair value at September 30, 2011	$733	$1,145
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
Valuation methods for instruments measured at fair value on a nonrecurring basis
Collateral Dependent Impaired Loans - From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Because many of these inputs are unobservable the valuations are classified as Level 3.
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

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2011 and December 31, 2010, as more fully described below.

	Fair Value Measurements at September 30, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$2,432	$—	$—	$2,432
Other real estate owned	3,916	—	—	3,916

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$463	$—	$—	$463
Other real estate owned	3,850	—	—	3,850

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2011 and December 31, 2010. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$41,697	$41,697	$20,523	$20,523
Investment securities	494,259	494,267	465,986	466,040
Loans held for sale	1,689	1,689	702	702
Loans, net	940,092	941,947	922,868	922,817
Loan pool participations, net	53,458	53,458	65,871	65,871
Accrued interest receivable	10,885	10,885	10,648	10,648
Federal Home Loan Bank stock	12,293	12,293	10,587	10,587
Financial liabilities:
Deposits	1,266,667	1,271,516	1,219,328	1,223,584
Federal funds purchased and securities sold under agreements to repurchase	41,929	41,929	50,194	50,194
Federal Home Loan Bank borrowings	138,988	143,187	127,200	130,005
Long-term debt	15,464	9,992	15,464	9,930
Accrued interest payable	1,717	1,717	1,872	1,872

•
Cash and cash equivalents, non-interest-bearing demand deposits, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

•
Investment securities available for sale and held to maturity are measured at fair value on a recurring basis. Fair value is based upon quoted prices, if available. If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities by using a third-party pricing service.

•	Loans held for sale are typically sold within 30 days of origination, thus their cost approximates market value.

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

•	Loan pool participation carrying values represent the discounted price paid by us to acquire our participation interests in the various loan pools purchased, which approximate fair value.

•	The fair value of Federal Home Loan Bank stock is estimated at its carrying value and redemption price of $100 per share.

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

9.Effect of New Financial Accounting Standards
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies whether a restructuring constitutes a troubled debt restructuring. The update clarifies the guidance on a creditor's evaluation of whether it has granted a concession and on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, under this ASU a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. The Company adopted this amendment effective July 1, 2011, and it did not have a material effect on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-03, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively, and early application by public entities is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and they are not expected to have a material effect on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are to be applied retrospectively, with early adoption permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted this amendment effective September 30, 2011, and it did not have a material effect on the consolidated financial statements.

10.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were available to be issued. Events or transactions occurring after September 30, 2011, but prior to the date the consolidated financial statements were available to be issued, that provided additional evidence about conditions that existed at September 30, 2011 have been recognized in the consolidated financial statements for the period ended September 30, 2011. Events or transactions that provided evidence about conditions that did not exist at September 30, 2011, but arose before the consolidated financial statements were available to be issued, have not been recognized in the consolidated financial statements for the period ended September 30, 2011.

On October 18, 2011, our Board of Directors amended the Company's share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. As of September 30, 2011 the remaining amount of repurchases had been $342,000, and the program was set to expire December 31, 2011. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Iowa City, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2010 Annual Report on Form 10-K. Results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010
Summary
For the quarter ended September 30, 2011 we earned net income of $3.8 million, of which $3.6 million was available to common shareholders, compared with $2.8 million, of which $2.6 million was available to common shareholders, for the quarter ended September 30, 2010, an increase of 37.8% and 41.2%, respectively. Basic and diluted earnings per common share for the third quarter of 2011 were $0.42 versus $0.30 for the third quarter of 2010. Our return on average assets for the third quarter of 2011 was 0.94% compared with a return of 0.71% for the same period in 2010. Our return on average shareholders' equity was 9.89% for the quarter ended September 30, 2011 versus 6.94% for the quarter ended September 30, 2010. The return on average tangible common equity was 10.11% for the third quarter of 2011 compared with 7.74% for the same period in 2010.

The following table presents selected financial results and measures for the third quarter of 2011 and 2010.

	Three Months Ended September 30,
($ amounts in thousands)	2011	2010
Net Income	$3,838	$2,786
Average Assets	1,627,484	1,562,276
Average Shareholders' Equity	154,014	159,252
Return on Average Assets	0.94%	0.71%
Return on Average Shareholders' Equity	9.89%	6.94%
Return on Average Tangible Common Equity	10.11%	7.74%
Total Equity to Assets (end of period)	9.60%	10.37%
Tangible Common Equity to Tangible Assets (end of period)	9.01%	8.68%
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity and the ratio of our tangible common equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(in thousands)	2011	2010
Average Tangible Common Equity:
Average total shareholders' equity	$154,014	$159,252
Less: Average preferred stock	(814)	(15,741)
Average goodwill and intangibles	(10,762)	(11,711)
Average tangible common equity	$142,438	$131,800
Net income available to common shareholders	$3,628	$2,570
Annualized return on average tangible common equity	10.11%	7.74%

	As of September 30,
(in thousands)	2011	2010
Tangible Common Equity:
Total shareholders' equity	156,697	161,116
Less: Preferred equity	—	(15,749)
Goodwill and intangibles	(10,571)	(11,506)
Tangible common equity	146,126	133,861

Tangible Assets:
Total assets	1,632,559	1,553,528
Less: Goodwill and intangibles	(10,571)	(11,506)
Tangible assets	1,621,988	1,542,022
Tangible common equity/tangible assets	9.01%	8.68%

Net Interest Income
Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income. Net interest margin is net interest income as a percentage of average earning assets.
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
Our net interest income for the quarter ended September 30, 2011 increased $0.3 million to $12.4 million compared with $12.1 million for the quarter ended September 30, 2010. Our total interest income of $17.2 million was $0.5 million lower in the third quarter of 2011 compared with the same period in 2010. Most of the decrease in interest income was due to reduced interest on loans and interest income on loan pool participations, due primarily to lower average rates. The decrease in loan income was partially offset by an increase in interest on investment securities as a result of higher volume. The overall decrease in interest income was more than offset by reduced interest expense on deposits and FHLB advances. Total interest expense for the third quarter of 2011 decreased $0.8 million, or 14.2%, compared with the same period in 2010, due primarily to lower average interest rates in 2011. Our net interest margin on a tax-equivalent basis for the third quarter of 2011 decreased to 3.35% compared with 3.41% in the third quarter of 2010. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.60% for the third quarter of 2011 from 4.93% for the third quarter of 2010. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities, and decreased income from the loan pool participations. The average cost of interest-bearing liabilities decreased in the third quarter of 2011 to 1.46% from 1.80% for the third quarter of 2010, due to the continued repricing of new time certificates and FHLB advances at lower interest rates. We expect to continue battling net interest margin compression during the remainder of 2011 and into 2012, with interest rates at generational lows.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarter ended September 30, 2011 and 2010. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$958,894	$13,263	5.49%	$960,037	$13,857	5.73%
Loan pool participations (4)	57,601	311	2.14	76,573	552	2.86
Investment securities:
Taxable investments	381,573	2,703	2.81	317,466	2,445	3.06
Tax exempt investments (2)	126,348	1,568	4.92	108,534	1,433	5.24
Total investment securities	507,921	4,271	3.34	426,000	3,878	3.61
Federal funds sold and interest-bearing balances	13,949	9	0.26	8,829	2	0.09
Total interest-earning assets	$1,538,365	$17,854	4.60%	$1,471,439	$18,289	4.93%

Cash and due from banks	19,295			18,690
Premises and equipment	25,530			27,726
Allowance for loan losses	(17,959)			(17,112)
Other assets	62,253			61,533
Total assets	$1,627,484			$1,562,276

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$537,675	$1,001	0.74%	$485,624	$1,057	0.86%
Certificates of deposit	570,601	2,730	1.90	561,702	3,170	2.24
Total deposits	1,108,276	3,731	1.34	1,047,326	4,227	1.60
Federal funds purchased and repurchase agreements	49,350	67	0.54	47,204	79	0.66
Federal Home Loan Bank borrowings	142,431	869	2.42	136,135	1,170	3.41
Long-term debt and other	16,188	174	4.26	16,378	167	4.05
Total borrowed funds	207,969	1,110	2.12	199,717	1,416	2.81
Total interest-bearing liabilities	$1,316,245	$4,841	1.46%	$1,247,043	$5,643	1.80%

Net interest spread(2)			3.14%			3.13%

Demand deposits	145,278			138,005
Other liabilities	11,947			17,976
Shareholders' equity	154,014			159,252
Total liabilities and shareholders' equity	$1,627,484			$1,562,276

Interest income/earning assets (2)	$1,538,365	$17,854	4.60%	$1,471,439	$18,289	4.93%
Interest expense/earning assets	$1,538,365	$4,841	1.25%	$1,471,439	$5,643	1.52%
Net interest margin (2)(5)		$13,013	3.35%		$12,646	3.41%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$135			$80
Securities		476			487
Total tax equivalent adjustment		611			567
Net Interest Income		$12,402			$12,079

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Three Months Ended September 30,
	2011 Compared to 2010 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$(16)	$(578)	$(594)
Loan pool participations	(120)	(121)	(241)
Investment securities:
Taxable investments	428	(170)	258
Tax exempt investments	213	(78)	135
Total investment securities	641	(248)	393
Federal funds sold and interest-bearing balances	2	5	7
Change in interest income	507	(942)	(435)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	160	(216)	(56)
Certificates of deposit	51	(491)	(440)
Total deposits	211	(707)	(496)
Federal funds purchased and repurchase agreements	4	(16)	(12)
Federal Home Loan Bank borrowings	57	(358)	(301)
Other long-term debt	(2)	9	7
Total borrowed funds	59	(365)	(306)
Change in interest expense	270	(1,072)	(802)
Increase in net interest income	$237	$130	$367
Percentage increase in net interest income over prior period			2.90%
Interest income and fees on loans on a tax-equivalent basis decreased $0.6 million, or 4.3%, in the third quarter of 2011 compared with the same period in 2010. Average loans were $1.1 million, or 0.1%, lower in the third quarter of 2011 compared with 2010. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt during the comparable period, as well as soft demand for new loans. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.73% in the third quarter of 2010 to 5.49% in third quarter of 2011, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.3 million for the third quarter of 2011 compared with $0.6 million for the third quarter of 2010, a decrease of $0.3 million. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are pools of performing, subperforming and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $19.0 million, or 24.8%, lower in the third quarter of 2011 compared with 2010. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 2.14% for the third quarter of 2011, down from 3.52% for the same period of 2010. The net yield was lower in the third quarter of 2011 than for the third quarter of 2010 primarily due to increased charge-off levels in the portfolio, a trend we expect to continue in the future.

Interest income on investment securities on a tax-equivalent basis totaled $4.3 million in the third quarter of 2011 compared with $3.9 million for the same period of 2010. The average balance of investments in the third quarter of 2011 was $507.9 million compared with $426.0 million in the third quarter of 2010, an increase of $81.9 million, or 19.2%. The increase in average balance resulted from excess liquidity provided by a combination of decreasing loan balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the third quarter of 2011 decreased to 3.34% from 3.61% in the comparable period of 2010 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.5 million, or 11.7%, lower in the third quarter of 2011 compared with the same period in 2010, mainly due to the decrease in interest rates being paid during 2011. The weighted average rate paid on interest-bearing deposits was 1.34% in the third quarter of 2011 compared with 1.60% in the third quarter of 2010. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the third quarter of 2011 increased $61.0 million, or 5.8% compared with the same period in 2010.
Interest expense on borrowed funds was $0.3 million lower in the third quarter of 2011 compared with the same period in 2010. Interest on borrowed funds totaled $1.1 million for the third quarter of 2011. Average borrowed funds for the third quarter of 2011 were $8.3 million higher compared with the same period in 2010. The majority of the difference was due to an increase in the level of FHLB borrowings and repurchase agreements. The weighted average rate on borrowed funds decreased to 2.12% for the third quarter of 2011 compared with 2.81% for the third quarter of 2010, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.8 million in the third quarter of 2011 compared with a $1.3 million provision in the third quarter of 2010, a decrease of $0.5 million, or 40.0%. Net loans charged off in the third quarter of 2011 totaled $0.7 million compared with net loans charged off of $1.2 million in the third quarter of 2010. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2011; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy, may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended September 30,
	2011	2010	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,159	$1,049	10.5%
Service charges and fees on deposit accounts	973	1,118	(13.0)
Mortgage origination and loan servicing fees	531	958	(44.6)
Other service charges, commissions and fees	648	633	2.4
Bank owned life insurance income	227	158	43.7
Gain (loss) on sale of available for sale securities	345	(158)	NM
Gain (loss) on sale of premises and equipment	48	(1)	NM
Total noninterest income	$3,931	$3,757	4.6%
Noninterest income as a % of total revenue*	24.1%	23.7%
NM - Percentage change not considered meaningful.
* - Total revenue includes net interest income and noninterest income.
Total noninterest income increased $0.2 million for the third quarter of 2011 compared with the same period for 2010. The increase in 2011 is primarily due to increased net gains on the sale of available for sale securities combined with higher trust, investment, and insurance fees, and increased income on bank owned life insurance. Net gains on the sale of securities available for sale for the third quarter of 2011 were $0.3 million, an increase of $0.5 million from the $0.2 million loss realized for the same period of 2010. The gain was attributable to the acceleration of bond discount due to the early redemption of certain bonds with a call feature. Trust, investment, and insurance fees were $1.1 million for the third quarter of 2011, up $0.1 million, or 10.5%, from the $1.0 million for the same period last year. The increase in bank owned life insurance income was due to the purchase of an additional $8.0 million of insurance in the fourth quarter of 2010.
These increases were partially offset by decreased mortgage origination and loan servicing fees of $0.5 million for the third quarter of 2011, down from $1.0 million for the same period last year. The decrease in mortgage origination and loan servicing fees was attributable to lower refinancing activity in single-family residential loans during the third quarter of 2011 compared to the same period of 2010. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the quarter ended September 30, 2011, noninterest income comprised 24.1% of total revenues, compared with 23.7% for the same quarter in 2010. Management continues to evaluate options for increasing noninterest income, with particular emphasis on trust, investment, and insurance fees.
Noninterest Expense

	Three Months Ended September 30,
	2011	2010	% Change
(dollars in thousands)
Salaries and employee benefits	$5,703	$5,838	(2.3)%
Net occupancy and equipment expense	1,537	1,598	(3.8)
Professional fees	799	696	14.8
Data processing expense	406	421	(3.6)
FDIC insurance expense	331	726	(54.4)
Other operating expense	1,535	1,605	(4.4)
Total noninterest expense	$10,311	$10,884	(5.3)%
Noninterest expense for the third quarter of 2011 was $10.3 million compared with $10.9 million for the third quarter of 2010, a decrease of $0.6 million, or 5.3%. The primary reasons for the lower noninterest expense for the quarter were a decrease in FDIC insurance expense from $0.7 million in the third quarter of 2010 to $0.3 million for the same period of 2011, and a decrease in salaries and employee benefits to $5.7 million for the third quarter of 2011 from $5.8 million for the third quarter of 2010. The decrease in FDIC insurance expense was primarily due to the lower assessment rates being applied to the Company (see "FDIC Assessments" below), while the lower salaries and employee benefits expenses were the result of management's cost control and efficiency efforts, notably the closing of three branch facilities in late 2010.
These decreases were partially offset by higher professional fees of $0.8 million for the third quarter of 2011, up $0.1 million, or 14.8%, from $0.7 million for the comparable period of 2010. All remaining noninterest expense categories showed slight decreases. Management expects noninterest expense categories to remain stable for the remainder of 2011.

Effective December 31, 2007, the Bank elected to curtail its noncontributory defined benefit pension plan for substantially all of its pre-merger employees, by limiting this employee benefit to those employees vested as of December 31, 2007. During recent efforts to fully terminate the plan, and with recent volatility in the financial markets, we became aware of a widened funding gap between the plan's accumulated benefit obligation and the fair value of plan assets. Current estimates have placed the pre-tax termination expense as high as $5.0 million. We expect to complete the termination process in the first six months of 2012, at which time the actual expense will be recorded, in accordance with generally accepted accounting principles.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.2% for the third quarter of 2011, and 24.7% for the same period of 2010. The increase in the effective tax rate was the result of a lower proportion of our income being attributable to interest from tax-exempt bonds. Income tax expense increased $0.5 million to $1.4 million in the third quarter of 2011 compared with $0.9 million income tax expense for the same period of 2010, due primarily to increased net income.
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
On February 7, 2011, the FDIC Board of Directors adopted a final rule which redefined the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The new rule: (i) made changes to assessment rates from being based on adjusted domestic deposits to average consolidated total assets minus average tangible equity; (ii) implements the Dodd-Frank Act's Deposit Insurance Fund (the "DIF") dividend provisions; and (iii) revised the risk-based assessment system for all large (greater than $10 billion in assets) insured depository institutions. Changes pursuant to the rule were effective April 1, 2011, and resulted in a reduction in the Bank's assessments. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will either be returned to the Bank or credited towards future assessments. As of September 30, 2011, $5.4 million of the Bank's prepaid assessments balance remained.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Nine Months Ended September 30, 2011 and September 30, 2010
Summary
For the nine months ended September 30, 2011 we earned net income of $10.0 million, of which $9.3 million was available to common shareholders, compared with $7.4 million, of which $6.7 million was available to common shareholders, for the nine months ended September 30, 2010, an increase of 34.8% and 38.2%, respectively. Basic and diluted earnings per common share for the first three quarters of 2011 were $1.08 versus $0.78 for the first three quarters of 2010. Our return on average assets for the first nine months of 2011 was 0.83% compared with a return of 0.64% for the same period in 2010. Our return on average shareholders' equity was 8.39% for the nine months ended September 30, 2011 versus 6.35% for the nine months ended September 30, 2010. The return on average tangible common equity was 9.09% for the first three quarters of 2011 compared with 7.04% for the same period in 2010.
The following table presents selected financial results and measures for the first nine months of 2011 and 2010.

	Nine Months Ended September 30,
($ amounts in thousands)	2011	2010
Net Income	$9,966	$7,395
Average Assets	1,614,841	1,550,484
Average Shareholders' Equity	158,826	155,739
Return on Average Assets	0.83%	0.64%
Return on Average Shareholders' Equity	8.39%	6.35%
Return on Average Tangible Common Equity	9.09%	7.04%
Total Equity to Assets (end of period)	9.60%	10.37%
Tangible Common Equity to Tangible Assets (end of period)	9.01%	8.68%

We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity and the ratio of our tangible common equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Average Tangible Common Equity:
Average total shareholders' equity	$158,826	$155,739
Less: Average preferred stock	(10,739)	(15,724)
Average goodwill and intangibles	(10,945)	(11,921)
Average tangible common equity	$137,142	$128,094
Net income available to common shareholders	$9,321	$6,745
Annualized return on average tangible common equity	9.09%	7.04%

	As of September 30,
(in thousands)	2011	2010
Tangible Common Equity:
Total shareholders' equity	156,697	161,116
Less: Preferred equity	—	(15,749)
Goodwill and intangibles	(10,571)	(11,506)
Tangible common equity	146,126	133,861
Tangible Assets:
Total assets	1,632,559	1,553,528
Less: Goodwill and intangibles	(10,571)	(11,506)
Tangible assets	1,621,988	1,542,022
Tangible common equity/tangible assets	9.01%	8.68%

Net Interest Income
Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income. Net interest margin is net interest income as a percentage of average earning assets.
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
Our net interest income for the nine months ended September 30, 2011 increased $0.2 million to $36.2 million compared with $36.0 million for the nine months ended September 30, 2010. Our total interest income of $51.5 million was $2.2 million lower in the first nine months of 2011 compared with the same period in 2010. Most of the decrease in interest income was due to reduced interest on loans and interest income on loan pool participations, due primarily to lower average rates. The decrease in loan income was partially offset by an increase in interest on investment securities as a result of higher volume. The overall decrease in interest income was more than offset by reduced interest expense on deposits and FHLB advances. Total interest expense for the first three quarters of 2011 decreased $2.4 million, or 13.7%, compared with the same period in 2010, due primarily to lower average interest rates in 2011. Our net interest margin on a tax-equivalent basis for the first three quarters of 2011 decreased to 3.33% compared with 3.46% in the first three quarters of 2010. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.67% for the first three quarters of 2011 from 5.08% for the first three quarters of 2010. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities, and decreased income from the loan pool participations. The average cost of interest-bearing liabilities decreased in the first nine months of 2011 to 1.57% from 1.90% for the first nine months of 2010, due to the continued repricing of new time certificates and FHLB borrowings at lower interest rates. We expect to continue battling net interest margin compression during the remainder of 2011 and into 2012, with interest rates at generational lows.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the nine months ended September 30, 2011 and 2010. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$945,928	$39,205	5.54%	$958,971	$41,487	5.78%
Loan pool participations (4)	61,913	1,101	2.38	80,752	2,360	3.91
Investment securities:
Taxable investments	378,408	8,257	2.92	291,522	7,115	3.26
Tax exempt investments (2)	122,848	4,641	5.05	112,991	4,450	5.27
Total investment securities	501,256	12,898	3.44	404,513	11,565	3.82
Federal funds sold and interest-bearing balances	14,590	26	0.24	14,477	33	0.30
Total interest-earning assets	$1,523,687	$53,230	4.67%	$1,458,713	$55,445	5.08%

Cash and due from banks	18,701			19,243
Premises and equipment	25,887			28,357
Allowance for loan losses	(17,876)			(16,908)
Other assets	64,442			61,079
Total assets	$1,614,841			$1,550,484

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$537,863	$3,120	0.78%	$482,448	$3,339	0.93%
Certificates of deposit	568,344	8,724	2.05	567,453	10,053	2.37
Total deposits	1,106,207	11,844	1.43	1,049,901	13,392	1.71
Federal funds purchased and repurchase agreements	48,438	211	0.58	42,402	227	0.72
Federal Home Loan Bank borrowings	129,402	2,682	2.77	132,553	3,560	3.59
Long-term debt and other	16,210	519	4.28	16,411	491	4.00
Total borrowed funds	194,050	3,412	2.35	191,366	4,278	2.99
Total interest-bearing liabilities	$1,300,257	$15,256	1.57%	$1,241,267	$17,670	1.90%

Net interest spread(2)			3.10%			3.18%

Demand deposits	144,673			137,224
Other liabilities	11,085			16,254
Shareholders' equity	158,826			155,739
Total liabilities and shareholders' equity	$1,614,841			$1,550,484

Interest income/earning assets (2)	$1,523,687	$53,230	4.67%	$1,458,713	$55,445	5.08%
Interest expense/earning assets	$1,523,687	$15,256	1.34%	$1,458,713	$17,670	1.62%
Net interest margin (2)(5)		$37,974	3.33%		$37,775	3.46%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$301			$245
Securities		1,442			1,528
Total tax equivalent adjustment		1,743			1,773
Net Interest Income		$36,231			$36,002

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Nine Months Ended September 30,
	2011 Compared to 2010 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$(558)	$(1,724)	$(2,282)
Loan pool participations	(470)	(789)	(1,259)
Investment securities:
Taxable investments	1,772	(630)	1,142
Tax exempt investments	359	(168)	191
Total investment securities	2,131	(798)	1,333
Federal funds sold and interest-bearing balances	—	(7)	(7)
Change in interest income	1,103	(3,318)	(2,215)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	535	(754)	(219)
Certificates of deposit	16	(1,345)	(1,329)
Total deposits	551	(2,099)	(1,548)
Federal funds purchased and repurchase agreements	52	(68)	(16)
Federal Home Loan Bank borrowings	(83)	(795)	(878)
Other long-term debt	(6)	34	28
Total borrowed funds	(37)	(829)	(866)
Change in interest expense	514	(2,928)	(2,414)
Increase (decrease) in net interest income	$589	$(390)	$199
Percentage increase in net interest income over prior period			0.53%
Interest income and fees on loans on a tax-equivalent basis decreased $2.3 million, or 5.5%, in the first three quarters of 2011 compared with the same period in 2010. Average loans were $13.0 million, or 1.4%, lower in the first three quarters of 2011 compared with 2010. The decrease in average loan volume was attributable to declining utilization rates on lines of credit and pay-downs on term debt during the comparable period, as well as soft demand for new loans. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.78% in the first three quarters of 2010 to 5.54% in first three quarters of 2011, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $1.1 million for the first three quarters of 2011 compared with $2.4 million for the first three quarters of 2010, a decrease of $1.3 million, or 53.3%. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are pools of performing, subperforming and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $18.8 million, or 23.3%, lower in the first three quarters of 2011 compared with 2010. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 2.38% for the first three quarters of 2011, down from 4.55% for the same period of 2010. The net yield was lower in the first three quarters of 2011 than for the first three quarters of 2010 primarily due to increased charge-off levels in the portfolio, a trend we expect to continue in the future.

Interest income on investment securities on a tax-equivalent basis totaled $12.9 million in the first nine months of 2011 compared with $11.6 million for the same period of 2010. The average balance of investments in the first three quarters of 2011 was $501.3 million compared with $404.5 million in the first three quarters of 2010, an increase of $96.8 million, or 23.9%. The increase in average balance resulted from excess liquidity provided by a combination of decreasing loan and loan pool balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the first three quarters of 2011 decreased to 3.44% from 3.82% in the comparable period of 2010 reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $1.5 million, or 11.6%, lower in the first three quarters of 2011 compared with the same period in 2010, mainly due to the decrease in interest rates being paid during 2011. The weighted average rate paid on interest-bearing deposits was 1.43% in the first nine months of 2011 compared with 1.71% in the first nine months of 2010. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first nine months of 2011 increased $56.3 million, or 5.4% compared with the same period in 2010.
Interest expense on borrowed funds was $0.9 million lower in the first nine months of 2011 compared with the same period in 2010. Interest on borrowed funds totaled $3.4 million for the first three quarters of 2011. Average borrowed funds for the first three quarters of 2011 were $2.7 million higher compared with the same period in 2010. The majority of the difference was due to an increase in repurchase agreements, partially offset by a reduction in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 2.35% for the first three quarters of 2011 compared with 2.99% for the first three quarters of 2010, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $2.6 million in the first three quarters of 2011 compared with a $4.3 million provision in the first three quarters of 2010, a decrease of $1.7 million, or 40.0%. Net loans charged off in the first nine months of 2011 totaled $2.1 million compared with net loans charged off of $3.3 million in the first nine months of 2010. We continue to increase our loan loss allowance by maintaining a provision for loan losses that is greater than our net charge-off activity. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2011; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy, may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Nine Months Ended September 30,
	2011	2010	% Change
(dollars in thousands)
Trust and investment fees	$3,588	$3,497	2.6%
Service charges and fees on deposit accounts	2,779	3,016	(7.9)
Mortgage origination and loan servicing fees	1,790	1,983	(9.7)
Other service charges, commissions and fees	2,004	1,793	11.8
Bank owned life insurance income	681	472	44.3
Impairment losses on investment securities, net	—	(189)	NM
Gain on sale of available for sale securities	430	312	37.8
Loss on sale of premises and equipment	(195)	(282)	(30.9)
Total noninterest income	$11,077	$10,602	4.5%
Noninterest income as a % of total revenue*	23.4%	22.7%
NM - Percentage change not considered meaningful.
* - Total revenue includes net interest income and noninterest income.
Total noninterest income increased $0.5 million for the first three quarters of 2011 compared with the same period for 2010. The increase in 2011 is primarily due to increased other service charges, commissions and fees combined with increased bank owned life insurance income, and the absence of impairment losses on investment securities. Other service charges, commissions and fees totaled $2.0 million for the first three quarters of 2011, up from $1.8 million for the same period last year, while bank owned life insurance income increased by $0.2 million or 44.28% during the first nine months of 2011, compared to the same period a year ago. The increase in other service charges, commissions and fees was attributable to higher debit card income during the first three quarters of 2011 compared to the same period of 2010. Due to recent regulatory changes, we expect to see a future decline in debit card income. The increase in bank owned life insurance income is primarily the result of the purchase of an additional $8.0 million of insurance in the fourth quarter of 2010.
These improvements were partially offset by decreased service charges and fees on deposit accounts and decreased mortgage origination and loan servicing fees. For the first nine months of 2011, service charges and fees on deposit accounts were $2.8 million, down $0.2 million, or 7.9%, from $3.0 million for the same period of 2010. This decrease was primarily due to lower income from non-sufficient funds ("NSF") charges between the comparable periods due to lower NSF activity resulting from the general economic downturn. Mortgage origination and loan servicing fees decreased $0.2 million, or 9.7%, to $1.8 million for the first three quarters of 2011 compared to $2.0 million for the same period last year. The decrease in mortgage origination and loan servicing fees was attributable to lower refinancing activity in single-family residential loans during the first nine months of 2011, compared to the same period of 2010. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the nine months ended September 30, 2011, noninterest income comprised 23.4% of total revenues, compared with 22.7% for the same period in 2010.
Noninterest Expense

	Nine Months Ended September 30,
	2011	2010	% Change
(dollars in thousands)
Salaries and employee benefits	$17,312	$17,319	—%
Net occupancy and equipment expense	4,652	5,004	(7.0)
Professional fees	2,164	2,104	2.9
Data processing expense	1,282	1,292	(0.8)
FDIC insurance expense	1,284	2,123	(39.5)
Other operating expense	4,546	4,752	(4.3)
Total noninterest expense	$31,240	$32,594	(4.2)%
Noninterest expense for the first three quarters of 2011 was $31.2 million compared with $32.6 million for the first three quarters of 2010, a decrease of $1.4 million, or 4.2%. All noninterest expense categories except professional fees, which increased slightly, decreased during the first three quarters of 2011 compared with the same period a year ago. The primary reasons for the lower noninterest expense for the period were a decrease in FDIC insurance expense from $2.1 million in the nine months ended September 30, 2010, to $1.3 million for the same period of 2011, and a decrease in net occupancy and equipment expense from $5.0 million for the first three quarters of 2010 to $4.7 million for the first three quarters of 2011. The decrease in FDIC insurance expense was primarily due to the lower assessment rates being applied to the Company, while the lower net occupancy and equipment expenses were the result of management's cost control and efficiency efforts, notably the closing of three branch facilities in late 2010. Management expects noninterest expense categories to remain stable for the remainder of 2011.
Effective December 31, 2007, the Bank elected to curtail its noncontributory defined benefit pension plan for substantially all of its pre-merger employees, by limiting this employee benefit to those employees vested as of December 31, 2007. During recent efforts to fully terminate the plan, and with recent volatility in the financial markets, we became aware of a widened funding gap between the plan's accumulated benefit obligation and the fair value of plan assets. Current estimates have placed the pre-tax termination expense as high as $5.0 million. We expect to complete the termination process in the first six months of 2012, at which time the actual expense will be recorded, in accordance with generally accepted accounting principles.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.3% for the first three quarters of 2011, and 24.2% for the same period of 2010. The increase in the effective tax rate in 2011 was primarily due to the lower relative amount of tax-exempt income on tax-exempt bonds to total income. Income tax expense increased $1.2 million to $3.6 million in the first three quarters of 2011 compared with $2.4 million income tax expense for the same period of 2010, due primarily to increased net income.

FINANCIAL CONDITION
Our total assets increased to $1.63 billion as of September 30, 2011 from $1.58 billion on December 31, 2010. This growth resulted primarily from increased investment in securities along with cash and cash equivalents and bank loans, somewhat offset by a decrease in loan pool participation balances. The asset growth was funded by an increase in deposit balances and Federal Home Loan Bank borrowings, partially offset by a decrease in repurchase agreements. Total deposits at September 30, 2011 were $1.27 billion compared with $1.22 billion at December 31, 2010, up $47.3 million, or 3.9%, primarily due to increased consumer and public fund deposits. Federal Home Loan Bank borrowings increased $11.8 million from $127.2 million at December 31, 2010, to $139.0 million at September 30, 2011, while repurchase agreements were $41.9 million at September 30, 2011, a decrease of $8.3 million, from $50.2 million at December 31, 2010.
Investment Securities
Investment securities available for sale totaled $491.8 million as of September 30, 2011. This was an increase of $29.8 million, or 6.5%, from December 31, 2010. The increase was primarily due to investment purchases of $124.6 million, somewhat offset by security maturities or calls during the period of $105.9 million. Investment securities classified as held to maturity decreased to $2.5 million as of September 30, 2011 as a result of security maturities. The investment portfolio consists mainly of U.S. government agency securities (10.3%), mortgage-backed securities (45.3%), and obligations of states and political subdivisions (41.4%).
As of September 30, 2011, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets and continue to obtain updated cash flow analysis as required. See Note 4 “Investment Securities” for additional information related to investment securities.

Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	September 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$86,449	9.0%	$84,590	9.0%
Commercial and industrial	226,120	23.7	211,334	22.5
Credit cards	897	0.1	655	0.1
Overdrafts	427	—	491	0.1
Commercial real estate:
Construction and development	67,792	7.1	73,315	7.8
Farmland	69,639	7.3	76,345	8.1
Multifamily	35,217	3.7	33,451	3.6
Commercial real estate-other	218,444	22.9	210,131	22.4
Total commercial real estate	391,092	41.0	393,242	41.9
Residential real estate:
One- to four- family first liens	164,970	17.3	156,882	16.7
One- to four- family junior liens	65,206	6.8	69,112	7.4
Total residential real estate	230,176	24.1	225,994	24.1
Consumer	20,594	2.1	21,729	2.3
Total loans	$955,755	100.0%	$938,035	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $17.7 million, to $955.8 million as of September 30, 2011 as compared to December 31, 2010. As of September 30, 2011, our bank loan (excluding loan pool participations) to deposit ratio was 75.5% compared with a year-end 2010 bank loan to deposit ratio of 76.9%. We anticipate that the loan to deposit ratio will remain steady in future periods, as loans continue measured growth and deposits remain steady or increase.
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
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans:
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
Through the review of delinquency reports, updated financial statements or other relevant information in the normal course of business, the lending officer and/or Loan Review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grade 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (5 or above), or is classified as a Troubled Debt Restructure (regardless of size), the lending officer is then charged with preparing a Loan Strategy Summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to Regional Management and then to the Board of Directors by the Executive Vice President, Chief Credit Officer (or a designee).
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, Loan officers and/or Loan Review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the Loan Officer, in conjunction with Regional Management, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file adjusting for current market conditions and other local factors that may affect collateral value. Loan Review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company's Allowance for Loan & Lease Losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, Regional Management, with assistance from the Loan Review department, reviews the appraisal and updates the specific allowance analysis for each loan relationship accordingly. The Board of Directors on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
In general, once the specific allowance has been finalized, Regional and Executive Management will consider a charge-off prior to the calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Loan Pool Participations
As of September 30, 2011, we had loan pool participations, net, totaling $53.5 million, down from $65.9 million at December 31, 2010. Loan pools are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our Consolidated Balance Sheets represent the discounted purchase cost of the loan pool participations. As of September 30, 2011, the categories of loans by collateral type in the loan pools were commercial real estate - 49%, commercial loans - 10%, agricultural and agricultural real estate - 7%, single-family residential real estate - 13% and other loans - 21%. We have minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to loan pools.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of September 30, 2011, such cost basis was $55.6 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $133.9 million, resulting in an investment basis of 41.5% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
The loans in the pools provide some geographic diversification to our balance sheet. As of September 30, 2011, loans in the southeast region of the United States represented approximately 44% of the total. The northeast was the next largest area with 32%, the central region with 19%, the southwest region with 4% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 23% of the basis total, with the next highest state level being Ohio at 14%, then Pennsylvania and New Jersey, both at approximately 9%. As of September 30, 2011, approximately 59% of the loans were contractually current or less than 90 days past-due, while 41% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 41% contractually past-due includes loans in litigation and foreclosed property. As of September 30, 2011, loans in litigation totaled approximately $6.6 million, while foreclosed property was approximately $11.9 million.
Other Intangible Assets
Other intangible assets decreased to $10.5 million as of September 30, 2011 from $11.1 million as of December 31, 2010 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.

The following table summarizes the amounts and carrying values of intangible assets as of September 30, 2011.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
September 30, 2011
Other intangible assets:
Insurance agency intangible	$1,320	$551	$769
Core deposit premium	5,433	3,007	2,426
Trade name intangible	7,040	—	7,040
Customer list intangible	330	94	236
Total	$14,123	$3,652	$10,471
Deposits
Total deposits as of September 30, 2011 were $1.27 billion compared with $1.22 billion as of December 31, 2010. Certificates of deposit were the largest category of deposits at September 30, 2011, representing approximately 45.3% of total deposits. Total certificates of deposit were $574.2 million at September 30, 2011, up $2.5 million, or 0.4%, from $571.6 million at December 31, 2010. Included in total certificates of deposit at September 30, 2011 was $33.7 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $0.7 million, or 2.1%, from the $33.0 million at December 31, 2010. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $481.7 million at September 30, 2011, an increase of $38.9 million, or 8.8%, from $442.9 million at December 31, 2010. The increased balances in non-certificate deposit accounts were primarily in public funds accounts. Included in interest-bearing checking deposits at September 30, 2011 was $15.0 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $10.0 million, or 200.0%, from the $5.0 million at December 31, 2010. We expect continued growth in ICS balances as we market the account type to a wider range of customers. Approximately 83.1% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $139.0 million as of September 30, 2011 compared with $127.2 million as of December 31, 2010. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. During the second quarter of 2011, we restructured three FHLB advances totaling $9.0 million. Restructuring the debt involved paying off the existing advances (including payment of early termination fees), and the simultaneous issuance of a new advances with a longer term but substantially lower effective cost. Early termination fees are being amortized over the life of the new borrowings.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of September 30, 2011, unchanged from December 31, 2010. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on or after September 20, 2012. The interest rate is fixed at 6.48% until December 15, 2012 on $7.7 million of the issuance and is variable quarterly at the three month LIBOR plus 1.59% on the remainder. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.

Nonperforming Assets
The following table sets forth information concerning nonperforming loans by portfolio class at September 30, 2011 and December 31, 2011:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
September 30, 2011
Agricultural	$—	$3,323	$1,709	$5,032
Commercial and industrial	172	53	1,839	2,064
Credit cards	4	—	—	4
Overdrafts	—	—	—	—
Commercial real estate:				—
Construction and development	—	80	1,258	1,338
Farmland	—	298	3,059	3,357
Multifamily	—	—	—	—
Commercial real estate-other	88	2,094	2,076	4,258
Total commercial real estate	88	2,472	6,393	8,953
Residential real estate:
One- to four- family first liens	151	432	2,410	2,993
One- to four- family junior liens	255	46	110	411
Total residential real estate	406	478	2,520	3,404
Consumer	133	26	36	195
Total	$803	$6,352	$12,497	$19,652

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2010
Agricultural	$12	$3,323	$1,805	$5,140
Commercial and industrial	56	597	1,553	2,206
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	710	—	765	1,475
Farmland	—	348	3,008	3,356
Multifamily	—	—	—	—
Commercial real estate-other	—	1,092	2,773	3,865
Total commercial real estate	710	1,440	6,546	8,696
Residential real estate:
One- to four- family first liens	696	387	2,361	3,444
One- to four- family junior liens	82	50	27	159
Total residential real estate	778	437	2,388	3,603
Consumer	23	—	113	136
Total	$1,579	$5,797	$12,405	$19,781
Our nonperforming assets totaled $23.6 million as of September 30, 2011, down $0.1 million compared to December 31, 2010. The balance of other real estate owned at September 30, 2011 was $3.9 million, unchanged from $3.9 million at year-end 2010. Nonperforming loans totaled $19.7 million (2.1% of total bank loans) as of September 30, 2011, compared to $19.8 million (2.1% of total bank loans) as of December 31, 2010. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to nonperforming assets.
The nonperforming loans consisted of $12.5 million in nonaccrual loans, $6.4 million in troubled debt restructures and $0.8 million in loans past due 90 days or more and still accruing. This compares with $12.4 million, $5.8 million and $1.6 million, respectively, as of December 31, 2010. Nonaccrual loans increased $0.1 million, or 0.7%, at September 30, 2011 compared to December 31, 2010. The Company experienced a $0.6 million, or 9.6%, increase in restructured loans, from December 31, 2010 to September 30, 2011, primarily due to the addition of three commercial real estate loans totaling $1.7 million. During the same period, loans past due 90 days or more and still accruing interest decreased by $0.8 million, or 49.1%, from December 31, 2010 to September 30, 2011. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $7.0 million as of September 30, 2011 compared with $10.5 million as of December 31, 2010, a decrease of $3.5 million or 33.5%.
All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of September 30, 2011. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Allowance for Loan Losses
Our Allowance for Loan Losses (“ALLL”) as of September 30, 2011 was $15.7 million, which was 1.6% of total bank loans (excluding loan pools) as of that date. This compares with an ALLL of $15.2 million as of December 31, 2010, which was 1.6% of total bank loans as of that date. Gross charge-offs for the nine months of 2011 totaled $2.9 million, while recoveries of previously charged-off loans totaled $0.9 million. Annualized net loan charge offs to average bank loans for the first nine months of 2011 was 0.3% compared to 0.5% for the year ended December 31, 2010. As of September 30, 2011, the ALLL was 79.7% of nonperforming loans compared with 76.7% as of December 31, 2010. While nonperforming loan levels generally increased during the first six months of 2011, they have shown improvement in the most recent quarter. Past increases have been primarily in credits that our management had already identified as weak. Based on the inherent risk in the loan portfolio, we believe that as of September 30, 2011, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” for additional information related to the allowance for loan losses.
During the first quarter of 2011, as we do each year, we updated the ALLL calculation to reflect current historical net charge-offs. We use a five-year average percentage in the historical charge-off portion of the ALLL calculation. The historical charge-off portion is one of six factors used in establishing our reserve level for each loan type. During the second quarter of 2011 we increased the formula allocation factor for all loans originated in our Davenport, Iowa office by 15 basis points due to local market factors. We also reduced the allocation factor for Multifamily Real Estate loans in the total portfolio to reflect improved market conditions for this type of property. These second quarter adjustments had essentially no net effect on the ALLL sufficiency calculation. There were no other changes during the nine months of 2011. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450. All classified loans are reviewed for impairment in accordance with FASB ASC Topic 310.
We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At September 30, 2011, there were seven owner occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 33 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on five of these equity loans and other financial institutions have the first lien on the remaining 28.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2011, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to Loan Review for inclusion in the allowance for loan loss calculation. Periodic loan file examinations are conducted by Loan Review staff to ensure the accuracy of loan officer credit classifications.
Capital Resources
Total shareholders' equity was 9.60% of total assets as of September 30, 2011 and was 10.02% as of December 31, 2010. Tangible common equity to tangible assets was 9.01% as of September 30, 2011 and 8.37% as of December 31, 2010. Our Tier 1 capital to risk-weighted assets ratio was 12.69% as of September 30, 2011 and was 13.37% as of December 31, 2010. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of September 30, 2011, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.

We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At September 30,	At December 31,
(in thousands)	2011	2010
Tangible Common Equity:
Total shareholders' equity	$156,697	$158,466
Less: Preferred stock	—	(15,767)
Goodwill and intangibles	(10,571)	(11,243)
Tangible common equity	$146,126	$131,456
Tangible Assets:
Total assets	$1,632,559	$1,581,259
Less: Goodwill and intangibles	(10,571)	(11,243)
Tangible assets	$1,621,988	$1,570,016
Tangible common equity to tangible assets	9.01%	8.37%

	At September 30,	At December 31,
(in thousands)	2011	2010
Tier 1 capital
Total shareholders' equity	$156,697	$158,466
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized (gains) losses on securities available for sale	(5,782)	1,826
Less: Disallowed goodwill and intangibles	(10,687)	(11,327)
Tier 1 capital	$155,692	$164,429
Risk-weighted assets	$1,227,188	$1,230,264
Tier 1 capital to risk-weighted assets	12.69%	13.37%

On January 18, 2011, 15,000 restricted stock units were granted to certain directors and officers. During the first nine months of 2011, 10,850 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 748 shares were surrendered by grantees to satisfy tax requirements. In addition, 3,488 shares were issued in connection with the exercise of previously issued stock options.
On July 6, 2011, the Company completed the redemption of the 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which had been issued to the U.S. Department of the Treasury ("Treasury") under the Capital Purchase Program, for a total of $16.1 million, consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends. On July 27, 2011, the Company also repurchased for $1.0 million, the common stock warrant it had issued to Treasury. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share.
On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. Thus, as of September 30, 2011, $342,000 in additional repurchases remained authorized under the program.
On October 18, 2011, our Board of Directors amended the Company's share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. As of September 30, 2011 the remaining amount of repurchases had been $342,000, and the program was set to expire December 31, 2011. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
September 30, 2011
Total risk-based capital to risk-weighted assets:
Consolidated	$171,118	13.94%	$98,175	8.00%	N/A	N/A
MidWestOne Bank	151,704	12.55%	96,737	8.00%	$120,921	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	155,692	12.69%	49,088	4.00%	N/A	N/A
MidWestOne Bank	136,556	11.29%	48,368	4.00%	72,553	6.00%
Tier 1 capital to average assets:
Consolidated	155,692	9.63%	64,672	4.00%	N/A	N/A
MidWestOne Bank	136,556	8.54%	63,940	4.00%	79,925	5.00%

December 31, 2010
Total risk-based capital to risk-weighted assets:
Consolidated	$179,963	14.63%	$98,421	8.00%	N/A	N/A
MidWestOne Bank	156,602	13.21%	94,833	8.00%	$118,542	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	164,429	13.37%	49,211	4.00%	N/A	N/A
MidWestOne Bank	141,754	11.96%	47,417	4.00%	71,125	6.00%
Tier 1 capital to average assets:
Consolidated	164,429	10.45%	62,932	4.00%	N/A	N/A
MidWestOne Bank	141,754	9.14%	62,041	4.00%	77,551	5.00%

N/A - Minimum to be considered well capitalized is not applicable to the consolidated entity.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis; and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $41.7 million as of September 30, 2011, compared with $20.5 million as of December 31, 2010. Investment securities classified as available for sale, totaling $491.8 million and $462.0 million as of September 30, 2011 and December 31, 2010, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2011 to meet the needs of borrowers and depositors.
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
As of September 30, 2011, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48% until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59%. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of September 30, 2011, outstanding commitments to extend credit totaled approximately $216.8 million. Commitments under standby and performance letters of credit outstanding aggregated $4.6 million as of September 30, 2011. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2011, there were approximately $26.4 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the current challenging economic environment, particularly the dislocations in the credit markets that have prevailed since 2008, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $15.1 million in the first nine months of 2011, compared with $11.6 million in the first nine months of 2010. Net income, and depreciation, amortization and accretion add backs were the primary contributors for the first nine months of 2011, as was an increase in other liabilities of $2.3 million.
Net cash outflows from investing activities were $25.5 million in the first three quarters of 2011, compared to net cash outflows of $20.2 million in the comparable nine-month period of 2010. In the first nine months of 2011, loans made to customers, net of collections, accounted for net outflows of $20.7 million, and securities transactions accounted for a net outflow of $17.2 million. Cash inflows from loan pool participations were $12.4 million during the first nine months of 2011 compared to a $11.9 million inflow during the same period of 2010.

Net cash provided by financing activities in the first nine months of 2011 was $31.6 million. The largest financing cash inflows during the nine months ended September 30, 2011 were the $47.3 million net increase in deposits and a $12.0 million net increase in FHLB borrowings. The largest cash outflows from financing activities in the first nine months of 2011 consisted of the $16.0 million redemption of preferred stock and a $8.3 million decrease in repurchase agreements.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include: volume concentration (percentage of liabilities), cost, volatility, and the fit with the current management plan. These acceptable sources of liquidity include:
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. Currently, the Bank has a $166.7 million of collateral pledged to the FHLB and $139.0 million in outstanding borrowings, leaving $23.6 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2011.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of September 30, 2011, the Bank owned municipal securities with an approximate market value of $13.1 million pledged.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at September 30, 2011 and December 31, 2010.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
September 30, 2011
Dollar change	$1,203	$386	$(619)	$(585)
Percent change	2.4%	0.8%	(1.2)%	(1.2)%
December 31, 2010
Dollar change	$1,459	$1,297	$(1,275)	$(1,610)
Percent change	3.0%	2.7%	(2.6)%	(3.3)%
As shown above, at September 30, 2011, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $0.6 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $1.2 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would result in an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Cautionary Note Regarding Forward-Looking Statements
Statements made in this report contain certain “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. We and our authorized representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “plans”, “intend”, “project”, “estimate", “forecast”, “may” or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information about the Company's purchase of its $1 par value common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar of Shares That May Yet Be Purchased Under the Program
July 1 - 31, 2011	—	$—	—	$—
August 1 - 31, 2011	45,039	14.61	45,039	341,919
September 1 - 30, 2011	—	—	—	341,919
Total	45,039	$14.61	45,039	$341,919
On October 18, 2011, our Board of Directors amended the Company's share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. As of September 30, 2011 the remaining amount of repurchases had been $342,000, and the program was set to expire December 31, 2011. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 3, 2011	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer