Form 10-K
period 2011-12-31
MidWestOne Financial Group, Inc.
filed 2012-03-09
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $95.8 million.
The number of shares outstanding of the registrant's common stock, par value $1.00 per share, as of March 7, 2012, was 8,467,317.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc., to be held on April 19, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We operate primarily through our bank subsidiary, MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates through three agencies located in central and east-central Iowa.
As of December 31, 2011, we had total consolidated assets of $1.7 billion, total deposits of $1.3 billion and total shareholders' equity of $156.5 million, all of which is common shareholders' equity. For the year ended December 31, 2011, we generated net income available to common shareholders of $12.7 million, which was an increase from the net income available to common shareholders of $9.3 million and $3.6 million for the years ended December 31, 2010 and 2009, respectively. For our complete financial information as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, see Item 8. Financial Statements and Supplementary Data.
MidWestOne Bank operates a total of 25 branch locations, plus its specialized Home Loan Center, in 15 counties throughout central and east-central Iowa. MidWestOne Bank provides full service retail banking in the communities in which its branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. MidWestOne Bank offers commercial and industrial, agricultural, real estate mortgage and consumer loans. Other products and services include debit cards, automated teller machines, on-line banking, mobile banking, and safe deposit boxes. The principal service consists of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. MidWestOne Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, custodial services, financial planning, investment management and retail brokerage (through an agreement with a third-party registered broker-dealer).
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
Market Areas
Our principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is strategically situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 21,000 undergraduate students and 9,000 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 729-bed comprehensive academic medical center and regional referral center with 1,432 staff physicians, residents, and fellows and 1,806 professional nurses. The city of Iowa City has a total population of approximately 68,000 and the Iowa City MSA has a total population of approximately 150,000. Iowa City is the sixth largest city in the state of Iowa. Based on deposit information collected by the FDIC as of June 30, 2011, the most recent date for which data is available, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 18.3%.
MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa. Based on deposit information collected by the FDIC as of June 30, 2011, in eight of those 15 counties, MidWestOne Bank held between 8% and 26% of the deposit market share. In another county, MidWestOne Bank held 37% of the deposit market share.
Lending Activities
General
We provide a range of commercial and retail lending services to businesses, individuals and government agencies. These credit activities include commercial, industrial and agricultural loans; real estate construction loans; commercial and residential real estate loans; and consumer loans.
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
Real Estate Loans
Construction Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction loans generally have a short term, such as one to two years. As of December 31, 2011, construction loans constituted approximately 7% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2011, we had $634.9 million in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 64% of our total loan portfolio.
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 24% of our total loan portfolio at December 31, 2011. Included in this category of loans are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio but sell most long-term loans to other parties while retaining servicing rights on the majority of those. We also perform loan servicing activity for third parties on participations sold. At December 31, 2011, we serviced approximately $317.4 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. As of December 31, 2011, commercial and agricultural real estate mortgage loans constituted approximately 40% of our total loan portfolio.
Commercial and Industrial Loans
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2011, commercial and industrial loans comprised approximately 24% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 9% of our total loan portfolio at December 31, 2011.
Agricultural loans, most of which are secured by crops and machinery, are generally provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower's control, including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2011, consumer loans comprised only 2% of our total loan portfolio.
Loan Pool Participations
We hold in our portfolio participation interests in pools of loans that are owned and serviced by States Resources Corporation, a third-party loan servicing organization located in Omaha, Nebraska (the “Servicer”). We do not have any ownership interest in or control over the Servicer. The loans in those pools were purchased at varying discounts to their outstanding principal amount. Former MidWestOne began the program of acquiring participation interests from the Servicer in 1988 and we continued with this program following the Merger (although these loan participations have constituted a smaller percentage of our total loan portfolio than they did of Former MidWestOne's total loan portfolio). In 2010, after extensive discussion and analysis of our current loan pool portfolio, we decided to exit this line of business as current balances pay down. This decision was based primarily on our desire to focus on our core business of providing community banking products and services. Additionally, recent loan pool yields have not provided a return reflective of the inherent risk of this investment, a situation we do not expect to change in the near future, making further investment in this class of assets unattractive.
The following discussion summarizes the accounting treatment of our loan pool participations.
A cost “basis” was assigned to each individual loan acquired on a cents per dollar basis (discounted price), which was based on the Servicer's assessment of the recovery potential of each such loan in relation to the total discounted price paid to acquire the pool. This methodology assigned a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.
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
Loan pools are accounted for in accordance with the provisions of ASC Topic 310 (guidance formerly contained in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. According to ASC Topic 310, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan is accounted for on nonaccrual status applying cash basis income recognition to the loan.
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
Interest income and discount on loan pool participations that we record is net of collection expenses incurred by the Servicer and net of the servicing fee and share of recovery profit paid to the Servicer. Collection expenses include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses. Under the terms of our agreement with the Servicer, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investor's required return on investment on each individual loan pool. The Servicer's percentage share of recovery profit is linked to a ten-tier index and ranges from zero to 27 percent depending upon the return on investment achieved. MidWestOne's minimum required return on investment is based on the two-year treasury rate at the time a loan pool was purchased plus four percent. For every one percent increase obtained over our minimum required return, the Servicer percentage moves up one tier level. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share of the recovery profit. Discount income is added to interest income and reflected as one amount on our consolidated statements of operations.
The Servicer provides us with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. The Servicer also provides aging reports and “watch lists” for the loan pool participations. Monthly meetings are held between our representatives and representatives of the Servicer to review collection efforts and results and to discuss future plans of action. Additionally, our personnel and the Servicer's personnel communicate on almost a daily basis to discuss various issues regarding the loan pool participations. Our representatives visit the Servicer's operation on a regular basis, and our loan review officer performs asset reviews on a regular basis.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2011, such cost basis was $52.2 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $128.6 million. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As part of the ongoing collection process, the Servicer may, from time to time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the Servicer as “real estate owned” for a period of time until it can be sold. Because our investments in loan pool participations are classified separately from our loan portfolio, we do not include the real estate owned that is held by the Servicer with the amount of any other real estate that we may hold directly as a result of our own foreclosure activities.
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
 The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other financial-related services. Our offices in central and east-central Iowa compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over us in providing certain services. As of December 31, 2011, there were approximately 96 other banks having 332 offices or branches operating within the 15 counties in which we have locations. Based on deposit information collected by the FDIC, as of June 30, 2011, we maintained approximately 9.0% of the bank deposits within the 15 counties in which we operate. New competitors may develop that are substantially larger and have significantly greater resources than us. Currently, major competitors in some of our markets include Wells Fargo Bank, U.S. Bank, Regions Bank, Hills Bank and Trust and Marion County Bank.
Employees
As of December 31, 2011, we had 383 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

Company Website
We maintain an internet website for MidWestOne Bank at www.midwestone.com. We make available, free of charge, on this website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on, or accessible through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K.
Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the newly created Bureau of Consumer Financial Protection (the "Bureau"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that allowed the U.S. Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.
In addition, we are subject to regular examination by regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and our subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.
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
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the affect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and our subsidiaries.
The Increasing Importance of Capital
While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.
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
The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company (see “-Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.” Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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
As of December 31, 2011: (i) the Bank was not subject to a directive from the FDIC to increase capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2011, the Company had regulatory capital in excess of the Federal Reserve's requirements and met the Dodd-Frank Act requirements.
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
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. Basel III would require, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer). The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.
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
Financial Holding Company Regulation. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have elected (and the Federal Reserve has accepted our election) to operate as a financial holding company.
In order to become and maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to come into compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.
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

Emergency Economic Stabilization Act of 2008. Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury's standards for executive compensation and corporate governance.
The TARP Capital Purchase Program. On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution's risk-weighted assets. The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.
Pursuant to the CPP, on February 6, 2009, we entered into a Letter Agreement with Treasury, pursuant to which we issued: (i) 16,000 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A; and (ii) a warrant to purchase 198,675 shares of our common stock, par value $1.00 per share, for an aggregate purchase price of $16.0 million in cash.
CPP Repurchase. As approved by the Federal Reserve Board, Treasury and our other banking regulators, on July 6, 2011, we redeemed from Treasury all 16,000 outstanding shares of our CPP Preferred Stock, for a redemption price of approximately $16.1 million, including accrued but unpaid dividends to the date of redemption. On July 27, 2011, we also repurchased the warrant issued to Treasury for an aggregate purchase price of $1.0 million. As a result of our redemption of the CPP Preferred Stock, we are no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.
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
As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if: (i) the company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
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
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid the FDIC its assessments based on its: (i) actual September 30, 2009 assessment base, increased quarterly by a 5% annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.
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
The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010. It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.
FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO's outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits. A rate reduction to .0068% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2011, the Bank paid supervisory assessments to the Iowa Superintendent totaling $150,000.
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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011. As of December 31, 2011, approximately $9.5 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.
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
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.
Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank's business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011when the new Consumer Financial Protection Bureau commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.
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
Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Bank cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Bank's business.
The legislature of Iowa has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud. These efforts are being led by Attorney General Tom Miller, who placed Iowa at the forefront of foreclosure reform. There may be momentum for further legislation in this regard in light of the settlement reached in early February of 2012 by 49 state attorneys general and the federal government with the country's five largest loan servicers: Ally/GMAC, Bank of America, Citi, JPMorgan Chase, and Wells Fargo. Every state except Oklahoma signed on to the settlement. The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government. The agreement settles state and federal investigations finding that the country's five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the banks accountable for their wrongdoing on robo-signing and mortgage servicing.  The agreement settles only some aspects of the banks' conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans). State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.
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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder), and changes in the scope and cost of FDIC insurance and other coverages;

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
An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment.
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels, and many businesses have experienced difficulty in remaining profitable. Likewise, many local governments have been experiencing lower tax revenues, impacting their ability to cover costs. Unemployment also generally increased during this period and remains at elevated levels. For the past few years, the financial services industry has generally been affected by significant declines in the values of many significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans.
As a result of these economic conditions, many lending institutions, including the Bank, have experienced declines in the performance of their loans, including commercial loans, commercial and residential real estate loans and consumer loans, from historical norms. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have generally been negatively affected over this time period, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult than it had been prior to 2007. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including the increased issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve significantly or declines further, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects of the recent market conditions on us and others in the financial services industry. Since 2007, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve meaningfully in the near term. Until conditions materially improve, we expect our business, financial condition and results of operations to be adversely affected relative to their potential in more favorable economic conditions.
Interest rates and other conditions impact our results of operations.
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin is affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2012, with interest rates at generational lows.
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

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
Rising interest rates will result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income (or net income, if the decline is other-than-temporary), and reduce total shareholders' equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
Our business is concentrated in and largely dependent upon the continued growth and welfare of the Iowa City and Oskaloosa markets and other markets in eastern and central Iowa.
We operate primarily in the Iowa City and Oskaloosa, Iowa, markets and their surrounding communities in eastern and central Iowa and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Iowa economy and real estate market have not been affected as severely as other areas of the United States in recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
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
If the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
A significant portion of the Bank's loan portfolio consists of commercial loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area's largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and commercial real estate loans, MidWestOne Bank is also active in residential mortgage and consumer lending. Should the economic climate worsen, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2011, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $18.1 million, or 1.84% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $22.1 million, or 2.24% of loans. In addition, we had $8.0 million in accruing loans that were 31-89 days delinquent as of December 31, 2011.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts), were $330.5 million, or approximately 34% of our total loan portfolio, as of December 31, 2011. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the United States economy fails to improve meaningfully or declines further, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
Payments on agricultural loans are dependent on the successful operation or management of the farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
Our loan portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $396.0 million, or approximately 40% of our total loan portfolio, as of December 31, 2011. Of this amount, $133.4 million, or approximately 14%, of our total loan portfolio are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
If the problems that have occurred in residential real estate and mortgage markets throughout much of the United States were to spread to the commercial real estate market, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital. We generally have not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the general uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
We established our allowance for loan losses in consultation with the credit officers of MidWestOne Bank and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which are beyond our control, and such losses may exceed current estimates. At December 31, 2011, our allowance for loan losses as a percentage of total gross loans was 1.59% and as a percentage of total nonperforming loans was approximately 86.6%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
We have investments in pools of performing and nonperforming loans that comprise a material component of our assets and generate significant interest income with yields that may fluctuate considerably resulting in inconsistent profitability from period to period.
Although we decided to exit our loan pool participation line of business in 2010, we continue to hold investments in certain loan pools until their balances pay down. As of December 31, 2011, approximately 3% of our earning assets were invested in loan pool participations, and approximately 2% of our gross total revenue for the year ended December 31, 2011 was derived from the loan pool participations. These loan pool participations represent a mixture of performing, subperforming and nonperforming loans. As of December 31, 2011, our loan pool investment of $52.2 million consisted of loans secured by commercial real estate (58.5%), commercial operating (7.3%), single-family residential real estate (10.9%), and other loans (23.3%). The loan pool investment is a “nontraditional” activity that has, until recent years, provided us and our predecessor entities with a higher return than typical loans and investment securities. The return on investment in loan pool participations and the effect on profitability can be unpredictable due to fluctuations in the balance of loan pool participations and collections from borrowers by the loan pool servicer. Loan pool balances can be affected by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower's financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, could affect our return on loan pool investments.
Although we did not seek to purchase consumer or consumer real estate loans characterized as subprime or Alt-A credits, because the purchases of these assets was on a pool basis, we have acquired some subprime loans as characterized by borrowers or guarantors having FICO scores below 640. Consumer-based paper makes up approximately 8.9% of our loan pool investment and, as of December 31, 2011, approximately 0.7% of the basis amount of our loan pool investment represented subprime credit. Because we do not originate the consumer-based loans that may be characterized as Alt-A, and of the nature of the information provided to us with respect to any Alt-A loans in the loan pool participations, we are not able to verify the basis amount of our loan pool investment that represents Alt-A credit. Loans that are characterized as subprime and, to a lesser extent, Alt-A carry a higher risk of default by the underlying borrowers than other types of loans, which could affect the value of the overall loan pool investment.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2011, the fair value of our securities portfolio was approximately $536.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.
We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of

December 31, 2011, we had $220.4 million of municipal securities, which represented 41.1% of our total securities portfolio. Since the economic crisis unfolded in 2008, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, including through FDIC-assisted transactions, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. We may at some point need to raise additional capital to support our growth plans and in this regard filed, in early 2010, a universal shelf-registration statement registering for future sale up to $25 million of securities that places us in a position to raise capital if the need were to arise or if an attractive opportunity were presented. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
Over the last few years the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by historically depressed levels of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

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
Recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  In recent years the U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.
This environment has subjected financial institutions to additional restrictions, oversight and costs.  In addition, new legislative and regulatory proposals continue to be introduced that could further substantially increase the oversight of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.
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
On July 21, 2010, the Dodd-Frank Act was signed into law, which requires significant changes to the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.
Ultimately, the Dodd-Frank Act will, among other things, impose new capital requirements on bank holding companies; change the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raise the standard deposit insurance limit to $250,000; and expand the FDIC's authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an independent entity within the

Federal Reserve, with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties.  The Dodd-Frank Act also includes provisions that have affected, and will further affect in the future, corporate governance and executive compensation at all publicly-traded companies.
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
These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management continues to stay abreast of developments with respect to the Dodd-Frank Act, many provisions of which will continue to be phased-in over the next several months and years, and continues to assess its impact on our operations.  The ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, cannot be quantified at this time.
The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks' credit card, overdraft and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.
The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain. As agreed to, Basel III would require, among other things: (i) an increase in the minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5%. Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to position banking organizations to absorb losses during periods of financial and economic stress. Basel III also calls for certain items that are currently included in regulatory capital to be deducted from common equity and Tier 1 capital. The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards for all banking organizations.
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
Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2011 or that we will be able to pay future dividends at all.
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
As of December 31, 2011, we had $15.5 million of junior subordinated debentures held by a statutory business trust that we control. Interest payments on the debentures, which totaled $0.7 million for the year ended December 31, 2011, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
Our ability to attract and retain management and key personnel may affect future growth and earnings.
Much of our success and growth has been influenced by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain our executive officers, current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community‑based operating strategy. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules, when adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.
We face intense competition in all phases of our business from banks and other financial institutions.
The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, small local credit unions as well as large aggressive and expansion-minded credit unions, and other nonbank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services.
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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 33.0% of our outstanding common stock and may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, this significant level of ownership by members of the founding family may contribute to the rather limited liquidity of our common stock on the NASDAQ Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our headquarters and the MidWestOne Bank's main office are located at 102 South Clinton Street, Iowa City, Iowa, and consists of approximately 63,800 square feet. We currently operate 24 additional branches throughout central and east-central Iowa totaling approximately 120,000 square feet. The table below sets forth the locations of the Bank's branch offices:

822 12th St.	3225 Division St.
Belle Plaine, Iowa	Burlington, Iowa

4510 Prairie Pkwy.	120 W. Center St.
Cedar Falls, Iowa	Conrad, Iowa

110 1st Ave.	101 W. Second St., Suite 100†
Coralville, Iowa	Davenport, Iowa

2408 W. Burlington	58 East Burlington
Fairfield, Iowa	Fairfield, Iowa

926 Ave. G	325 S. Clinton St. *
Ft. Madison, Iowa	Iowa City, Iowa

1906 Keokuk St.	2233 Rochester Ave.
Iowa City, Iowa	Iowa City, Iowa

202 Main St.	10030 Hwy. 149
Melbourne, Iowa	North English, Iowa

465 Hwy. 965 NE, Suite A †	124 South First St.
North Liberty, Iowa	Oskaloosa, Iowa

222 First Ave. East*	116 W. Main St.
Oskaloosa, Iowa	Ottumwa, Iowa

1001 Hwy. 57	700 Main St.
Parkersburg, Iowa	Pella, Iowa

500 Oskaloosa St.*	112 North Main St.
Pella, Iowa	Sigourney, Iowa

3110 Kimball Ave.	305 W. Rainbow Dr.
Waterloo, Iowa	West Liberty, Iowa

* Drive up location only.
† Leased office.

In addition to the Bank's branch offices, the insurance subsidiary leases one property totaling approximately 4,800 square feet at 309 High Avenue East, Oskaloosa, Iowa.   The Bank owns 45 ATMs that are located within the communities served by branch offices.  We believe each of our facilities is suitable and adequate to meet our current operational needs.
During 2011 we demolished our drive up only location in Belle Plaine, and began construction on a new full service branch facility with attached drive up. The new building opened in February 2012, at which time we closed the Belle Plaine office shown above. The new office construction will not only increase the efficiency of our operations in Belle Plaine, but was necessitated by continued market growth in the community.

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are from time to time parties to various legal actions arising in the normal course of business.  We believe that there is no threatened or pending proceeding against us or our subsidiaries, which, if determined adversely, would have a material adverse effect on our consolidated business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NASDAQ Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the NASDAQ Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2010
First Quarter	$11.94	$7.70	$0.05
Second Quarter	17.00	11.26	0.05
Third Quarter	15.70	12.37	0.05
Fourth Quarter	15.95	13.91	0.05

2011
First Quarter	$15.45	$13.62	$0.05
Second Quarter	14.89	12.20	0.05
Third Quarter	15.00	13.75	0.06
Fourth Quarter	15.15	13.66	0.06
As of March 7, 2012, there were 8,467,317 shares of common stock outstanding held by approximately 520 holders of record. Additionally, there are an estimated 1,775 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
Dividends
We may pay dividends on our common stock as and when declared by our Board of Directors out of any funds legally available for the payment of such dividends, subject to any and all preferences and rights of any preferred stock or a series thereof. The amount of dividend payable will depend upon our earnings and financial condition and other factors, including applicable governmental regulations and policies. See "Supervision and Regulation - The Company - Dividend Payments"
Repurchases of Company Equity Securities
On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. On October 18, 2011, our Board of Directors amended the Company's share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. For the year of 2011 we repurchased a total of 102,190 shares of common stock at a cost of $1.5 million, with $4.2 million remaining in the current share repurchase program at December 31, 2011.
The following table sets forth information about the Company's purchases of its common stock in the 4th quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2011	—	$—	—	$5,000,000
November 1 - 30, 2011	47,227	14.69	47,227	4,306,063
December 1 - 31, 2011	9,924	14.67	9,924	4,160,435
Total	57,151	$14.69	57,151	$4,160,435

Performance Graph
The following table compares MidWestOne's performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2011.
MidWestOne Financial Group, Inc.

Total Return Performance
125
100
75
50
25
0
Index Value
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
MidWestOne Financial Group, Inc.
NASDAQ Composite
SNL-Midwestern Banks Index

	At
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
MidWestOne Financial Group, Inc.	100.00	68.25	37.70	34.68	60.84	59.78
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL-Midwestern Banks Index	100.00	77.94	51.28	43.45	53.96	50.97
For the years ended December 31, 2007 and 2006, our common stock was not traded on the NASDAQ Stock Market or any other stock exchange, but it was quoted on The Pink Sheets LLC. Accordingly, the prices in the graph above for such years reflect the most recent price quoted on The Pink Sheets LLC as of each such date.
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2011, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2011. This financial data should be read in conjunction with the financial statements and the related notes thereto.
As previously discussed, on March 14, 2008, we consummated the merger with the Former MidWestOne. For accounting purposes, we were deemed to be the acquirer in the merger. Accordingly, the financial information in the table below for years prior to December 31, 2008 is the information for the Company prior to the merger and does not include financial information for the Former MidWestOne.

	December 31,
Year Ended (In thousands, except per share data)	2011	2010	2009	2008	2007

Summary of Income Data:
Total interest income excluding loan pool participations	$67,473	$68,350	$71,549	$65,747	$38,305
Total interest and discount on loan pool participations	1,108	2,631	1,809	4,459	—
Total interest income including loan pool participations	68,581	70,981	73,358	70,206	38,305
Total interest expense	19,783	23,116	28,243	30,395	19,038
Net interest income	48,798	47,865	45,115	39,811	19,267
Provision for loan losses	3,350	5,950	7,725	4,366	500
Noninterest income	14,716	14,907	12,519	5,542	8,806
Noninterest expense	42,235	43,289	45,579	65,999	18,620
Income (loss) before income tax	17,929	13,533	4,330	(25,012)	8,953
Income tax expense (benefit)	4,612	3,403	(79)	(450)	2,305
Net income (loss)	$13,317	$10,130	$4,409	$(24,562)	$6,648
Less: Preferred stock dividends and discount accretion	645	868	779	—	—
Net income (loss) available to common shareholders	$12,672	$9,262	$3,630	$(24,562)	$6,648

Per share data:
Net income (loss) - basic	$1.47	$1.08	$0.42	$(3.09)	$1.29
Net income (loss) - diluted	1.47	1.07	0.42	(3.09)	1.29
Cash dividends declared	0.22	0.20	0.30	0.46	0.65
Book value	18.35	18.39	17.69	15.15	14.98
Net tangible book value	17.15	15.27	14.42	13.58	14.14

Selected financial ratios:
Return on average assets	0.82%	0.65%	0.29%	(1.61)%	0.98%
Return on average shareholders' total equity	8.42	6.44	2.99	(15.96)	8.83
Return on average common equity	8.87	7.16	3.31	(15.96)	8.83
Return on average tangible common equity	9.51	7.66	3.64	(6.16)	10.67
Dividend payout ratio	14.97	18.52	71.43	NM	50.39
Total shareholders' equity to total assets	9.23	10.02	9.92	8.66	11.02
Tangible common equity to tangible assets	8.68	8.37	8.16	7.81	10.57
Tier 1 capital to average assets	9.60	10.45	10.01	8.75	10.67
Tier 1 capital to risk-weighted assets	12.40	13.37	12.66	10.28	15.35
Net interest margin	3.34	3.43	3.27	3.29	3.27
Efficiency ratio	62.94	64.44	71.92	70.71	62.24
Gross revenue of loan pools to total gross revenue	1.74	4.19	3.14	9.83	—
Allowance for bank loan losses to total bank loans	1.59	1.62	1.44	1.08	1.36
Allowance for loan pool losses to total loan pools	4.09	3.14	2.51	2.29	—
Non-performing loans to total loans	1.84	2.11	1.44	1.50	0.32
Net loans charged off to average loans	0.30	0.50	0.48	0.48	0.09

Selected balance sheet data:
Total assets	$1,695,244	$1,581,259	$1,534,783	$1,508,962	$701,983
Total loans net of unearned discount	986,173	938,035	966,998	1,014,814	401,554
Allowance for loan losses	15,676	15,167	13,957	10,977	5,466
Loan pool participations, net	50,052	65,871	83,052	92,932	—
Total deposits	1,306,642	1,219,328	1,179,868	1,128,189	526,615
Federal funds purchased and repurchase agreements	57,207	50,194	44,973	57,299	45,997
Federal Home Loan Bank advances	140,014	127,200	130,200	158,782	47,000
Long-term debt	15,464	15,464	15,588	15,640	—
Total shareholders' equity	156,494	158,466	152,208	130,342	77,392

NM - Percentage calculation not considered meaningful.

Non-GAAP Presentations:
Certain non-GAAP ratios are provided to evaluate and measure the Company's operating performance and financial condition, including return on average tangible common equity, tangible common equity to tangible assets, Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and efficiency ratio. Management believes these ratios provide investors with information regarding the Company's balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally.  The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

		As of or for the Year Ended December 31,
(dollars in thousands)		2011	2010	2009	2008	2007

Average tangible common equity
Average total shareholders' equity		$158,146	$157,190	$147,544	$138,603	$66,873
Less:	Average preferred stock	(8,032)	(15,734)	(14,172)	—	—
	Average goodwill and intangibles	(10,613)	(11,760)	(12,833)	(32,242)	(4,475)
Average tangible common equity		$139,501	$129,696	$120,539	$106,361	$62,398
Income
Net income available to common shareholders		$12,672	$9,262	$3,630	$(24,562)	$6,648
Plus:	Intangible amortization, net of tax(1)	591	679	753	18,015	9
Adjusted net income available to common shareholders		$13,263	$9,941	$4,383	$(6,547)	$6,657
Return on average tangible common equity		9.51%	7.66%	3.64%	(6.16)%	10.67%

Tangible Common Equity
Total shareholders' equity		$156,494	$158,466	$152,208	$130,342	$77,392
Less:	Preferred stock	—	(15,767)	(15,699)	—	—
	Goodwill and intangibles	(10,247)	(11,243)	(12,272)	(13,524)	(4,624)
Tangible common equity		$146,247	$131,456	$124,237	$116,818	$72,768
Tangible Assets
Total assets		$1,695,244	$1,581,259	$1,534,783	$1,508,962	$701,983
Less:	Goodwill and intangibles	(10,247)	(11,243)	(12,272)	(13,524)	(13,524)
Tangible Assets		$1,684,997	$1,570,016	$1,522,511	$1,495,438	$688,459
Tangible common equity to tangible assets		8.68%	8.37%	8.16%	7.81%	10.57%

Tier 1 capital
Total shareholders' equity		$156,494	$158,466	$152,208	$130,342	$77,392
Plus:	Long term debt (qualifying restricted core capital)	15,464	15,464	15,464	15,464	—
Less:	Net unrealized (gains) loss on securities available for sale	(3,328)	1,826	(1,505)	(1,007)	54
	Disallowed goodwill and intangibles	(10,374)	(11,327)	(12,286)	(13,439)	(4,379)
Tier 1 capital		$158,256	$164,429	$153,881	$131,360	$73,067
Average Assets
Quarterly average assets		$1,658,738	$1,584,616	$1,549,049	$1,514,043	$688,917
Less:	Disallowed goodwill and intangibles	(10,374)	(11,327)	(12,286)	(13,439)	(4,379)
Average assets		$1,648,364	$1,573,289	$1,536,763	$1,500,604	$684,538
Tier 1 capital to average assets		9.60%	10.45%	10.01%	8.75%	10.67%

Risk-weighted assets		$1,276,512	$1,230,264	$1,215,240	$1,278,121	$476,113
Tier 1 capital to risk-weighted assets		12.40%	13.37%	12.66%	10.28%	15.35%

Operating expense
Total noninterest expense		$42,235	$43,289	$45,579	$65,599	$18,620
Less:	Amortization of intangibles and goodwill impairment	(896)	(1,029)	(1,141)	(27,295)	(13)
Operating expense		$41,339	$42,260	$44,438	$38,304	$18,607
Operating Revenue
Tax-equivalent net interest income(1)		$51,261	$50,227	$47,682	$41,569	$20,834
Plus:	Noninterest income	14,716	14,907	12,519	5,542	8,806
	Impairment losses on investment securities	—	189	2,404	6,194	—
Less:	Gain (loss) on sale or call of available for sale securities	490	453	813	(346)	(256)
	Gain (loss) on sale of premises and equipment	(195)	(709)	8	(516)	—
Operating Revenue		$65,682	$65,579	$61,784	$54,167	$29,896
Efficiency ratio		62.94%	64.44%	71.92%	70.71%	62.24%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. We also are headquartered in Iowa City, Iowa, and are a bank holding company under the Bank Holding Company Act of 1956 that has elected to be a financial holding company.  We also are the holding company for MidWestOne Insurance Services, Inc., which operates an insurance business through three agencies located in central and east-central Iowa.
MidWestOne Bank operates a total of 25 branch locations, plus its specialized Home Loan Center, in 15 counties throughout central and east-central Iowa.  It provides full service retail banking in the communities in which its branch offices are and also offers trust and investment management services.
On March 14, 2008, we consummated our merger with the Former MidWestOne. Prior to such merger, we were named ISB Financial Corp. The results of operations for the years ended December 31, 2007 and prior include only our stand-alone operations for such year. The results of operations for the year ended December 31, 2008, include our operations for the entire year as well as the operations of Former MidWestOne for the period beginning March 15, 2008, through December 31, 2008. That is, the results of operations include approximately two and one-half months of our stand-alone operations and nine and one-half months of the operations of the Company and Former MidWestOne on a consolidated basis. The results of operations for the years ended December 31, 2009, 2010, and 2011, include the operations of the combined Company for the entire period.
For 2011, we reported $1.47 of per share earnings which is an all-time record in the 77-year history of our company. Both the economy and merger-related integration costs affected our earnings in 2008 and 2009, but 2010 and, especially, 2011 have been years of significant earnings improvement. Net income available to common shareholders was $12.7 million for 2011, 36.8% better than the $9.3 million reported for 2010. Similarly, 2011 earnings per diluted common share increased 37.4% from $1.07 in 2010 to $1.47 in 2011. Profitability metrics continue to improve, with the full-year return on assets increasing to 0.82% in 2011 from 0.65% in 2010. Return on average tangible common equity improved to 9.51% from 7.66% a year earlier.
2011 also was one of balance sheet growth at MidWestOne, as total assets ended the year at $1.70 billion, 7.2% higher than $1.58 billion at year-end 2010. Driven by gains in non-interest-bearing demand and interest-bearing checking accounts, total deposits were 7.2% higher at year-end 2011 than a year earlier. It is important that we find profitable means of deploying these deposits flowing into our bank. Thus, we are very much encouraged by the 5.1% growth in the bank loan portfolio when comparing year-end 2011 to year-end 2010. Most importantly, this growth occurred primarily in the fourth quarter of the year, which we believe bodes well for 2012. The agricultural economy remains strong in our footprint but we also sense a slow strengthening in the confidence level of our business customers.
The growth of the Company's balance sheet was a critical component of our improved earnings performance. That is because the net interest margin narrowed in 2011. The margin was 3.34% for 2011 compared with 3.43% in 2010. For numerous reasons, the Federal Reserve's low interest rate policy continues to present a challenge to commercial banks' net interest margins. Our ability to maintain this margin in 2012 will be a critical component of company performance.
We continue to focus on our longer term goal of growing non-interest income to 30% of gross revenues. In 2011, that number was 22.8%, net of security and fixed asset gains and losses. For 2011, mortgage origination fees were down significantly from the comparable periods in 2010, as 2010 represented a larger refinance period for first mortgages. We showed increases in Trust and Investment Services revenues, which were offset by lower Insurance Services revenues. For us to attain our 30% goal, we believe that we must grow our insurance agency revenues and increase the rate of growth in our Trust and Investment Services revenues. For 2011, service charges and fees on deposit accounts declined 8.4%, compared with 2010. Dodd-Frank and other regulatory pronouncements have negatively impacted our ability to collect fees for banking services, and we believe it is likely that regulatory developments will continue to make it difficult to maintain the existing level of depository fees and service charges.
The final component to MidWestOne's improved performance comes from a lower loan loss provision in 2011. For the full year, the provision was $3.4 million in 2011 versus $6.0 million in 2010. Asset quality ended the year with the best metrics in several quarters. Net charge-offs for the year fell to 0.30% of loans from 0.50% in 2010. At year-end 2011, non-performing bank loans to total loans were 1.84% compared to 2.11% at year-end 2010. Non-performing bank loans totaled $18.1 million compared to $19.8 million a year ago. Our credit quality numbers continue to measure well against our peers of similar size, with our annual net charge-offs never exceeding 0.50% in the past five years.
MidWestOne has been in the loan pool participations business since 1988. Loan pool participations are participation interests in performing, sub-performing and non-performing loans that were purchased from various non-affiliated banking organizations and are serviced by a third party. The “all-in” yield for 2011 was 1.85% compared to 3.88% in 2010. As previously discussed, we are not investing additional capital into the loan pool participations as we are slowly exiting this line of business as balances are paid or charged-off, and the year-end net balance was $50.1 million. Loan pools and OREO related to the pools comprise only 3.0% of company assets at December 31, 2011, a decline from 4.2% in 2010, and 5.4% in 2009.
Our shareholders saw some direct benefits from our improvement in operations, as we were able to complete the redemption of the 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the U.S. Treasury in conjunction with our participation in the TARP Capital Purchase Program ("CPP") on July 6, 2011, for $16.1 million (consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends), and subsequently repurchased for $1.0 million the common stock warrant issued to the U.S. Treasury, also as part of the CPP, on July 27, 2011. We have increased our quarterly cash dividend twice since exiting TARP. On July 26, 2011, the Company's Board of Directors approved a 20% increase in the quarterly dividend from $0.05 to $0.06. Then, on January 17, 2012, the Board of Directors approved a 41.7% increase in the quarterly dividend to $0.085 per share to shareholders of record as of March 1, 2012. During 2011, we also returned $1.5 million to shareholders through the repurchase of 102,190 shares of MidWestOne common stock.

Critical Accounting Estimates
We have identified the following critical accounting policies and practices relative to the reporting of our results of operation and financial condition. These accounting policies relate to the allowance for loan losses, participation interests in loan pools, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses
The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of December 31, 2011, was adequate to absorb probable losses in the existing portfolio.
Participation Interests in Loan Pools
The loan pool accounting practice relates to our estimate that the investment amount reflected on our financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan pool, we take into consideration many factors, including the borrowers' current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process. If the estimated net realizable value of the loan pool participations were to decline below their carrying amount, our yield on the loan pools would be reduced.
Intangible Assets
Intangible assets arise from purchase business combinations. As a general matter, intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. The intangible assets reflected on our financial statements are deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Each quarter we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with ASC 350 (Financial Accounting Standards Board (“FASB”) Statement No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Fair Value of Available for Sale Securities
Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or ''other-than-temporary.'' Declines in the fair value of available for sale securities below their cost that are deemed ''other-than-temporary'' are reflected in earnings as impairment losses. In determining whether other than temporary impairment exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security. When we determine that other-than-temporary-impairment (OTTI) has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell, or it is more likely than not we will be required to sell, the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security, and it is not more likely than not that we will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Results of Operations - Three-Year Period Ended December 31, 2011

Summary

Our consolidated net income for the year ended December 31, 2011 was $13.3 million. After subtracting preferred stock dividends and discount accretion of $0.6 million, net income available to common shareholders was $12.7 million, or $1.47 per fully-diluted share, compared to net income of $10.1 million and net income available to common shareholders of $9.3 million, or $1.07 per fully-diluted share, for the year ended December 31, 2010. The increase in consolidated net income was due primarily to an increase in net interest income, after provision for loan losses, of $3.5 million. We also experienced a decrease in noninterest income of $0.2 million, mainly due to a decrease in mortgage origination and loan servicing fees of $0.8 million, as such amount declined to $2.7 million in 2011 from $3.5 million in 2010. Finally, decreased noninterest expense provided a $1.1 million positive impact to earnings in 2011 as compared to 2010, primarily due to a $1.2 million decline in FDIC Insurance expense.
The consolidated net income for the year ended December 31, 2010 was $10.1 million. After subtracting preferred stock dividends and discount accretion of $0.9 million, net income available to common shareholders was $9.3 million, or $1.07 per fully-diluted share, compared to net income of $4.4 million and net income available to common shareholders of $3.6 million, or $0.42 per fully-diluted share, for the year ended December 31, 2009. The increase in consolidated net income was due primarily to an increase in net interest income, after provision for loan losses, of $4.5 million. We also experienced an increase in noninterest income of $2.4 million in 2010, mainly due to a decrease in other-than-temporary impairment charges on investment securities of $2.2 million, as such amount declined to $0.2 million in 2010 from $2.4 million in 2009. Finally, decreased noninterest expense provided a $2.3 million positive impact to earnings in 2010 as compared to 2009.
Despite the continued challenging economy during 2011, we ended the year with an allowance for loan losses of $15.7 million, which represents 86.6% coverage of our nonperforming bank loans (excluding loan pool participations) at December 31, 2011 as compared to 76.7% coverage of our nonperforming bank loans at December 31, 2010 and 100.6% at December 31, 2009. Nonperforming loans totaled $18.1 million as of December 31, 2011 compared with $19.8 million and $13.9 million at December 31, 2010 and December 31, 2009, respectively. For the year ended December 31, 2011, the provision for loan losses decreased to $3.4 million from $6.0 million for 2010, which had decreased from $7.7 million for 2009.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year's net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders' equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2011, under regulatory standards, MidWestOne Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	12/31/2011	12/31/2010	12/31/2009
Return on average total assets	0.82%	0.65%	0.29%
Return on average equity	8.42	6.44	2.99
Return on average common equity	8.87	7.16	3.31
Return on average tangible common equity	9.51	7.66	3.64
Dividend payout ratio	14.97	18.52	71.43
Average equity to average assets	9.71	10.08	9.56
Equity to assets ratio (at period end)	9.23	10.02	9.92
For information on the calculation of certain non-GAAP measures please see page 29.
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

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates/yields for the periods, or as of the dates, shown. Average information is provided on a daily average basis.

	Year ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average earning assets:
Loans (tax equivalent) (1)(2)(3)	$953,392	$52,636	5.52%	$955,562	$55,055	5.76%	$990,540	$59,115	5.97%
Loan pool participations (4)	59,972	1,108	1.85	78,150	2,631	3.37	92,456	1,809	1.96
Investment securities:
Taxable investments	382,064	10,934	2.86	302,435	9,667	3.20	232,656	8,797	3.78
Tax exempt investments (2)	125,402	6,329	5.05	113,136	5,950	5.26	115,309	6,146	5.33
Total investment securities	507,466	17,263	3.40	415,571	15,617	3.76	347,965	14,943	4.29
Federal funds sold and interest-bearing balances	15,766	37	0.23	16,982	40	0.24	26,638	58	0.22
Total earning assets	$1,536,596	$71,044	4.62%	$1,466,265	$73,343	5.00%	$1,457,599	$75,925	5.21%
Noninterest-earning assets:
Cash and due from banks	19,413			19,464			22,717
Premises and equipment	25,886			27,995			29,573
Allowance for loan losses	(17,878)			(16,958)			(15,229)
Other assets	64,236			62,269			48,647
Total assets	$1,628,253			$1,559,035			$1,543,307
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$544,605	$4,091	0.75%	$487,873	$4,443	0.91%	$456,900	$4,714	1.03%
Certificates of deposit	569,067	11,231	1.97	566,196	13,137	2.32	579,038	16,897	2.92
Total deposits	1,113,672	15,322	1.38	1,054,069	17,580	1.67	1,035,938	21,611	2.09
Federal funds purchased and repurchase agreements	48,410	272	0.56	43,545	303	0.70	46,515	464	1.00
Federal Home Loan Bank borrowings	131,306	3,494	2.66	132,656	4,650	3.51	149,403	5,450	3.65
Long-term debt and other	16,200	695	4.29	16,385	583	3.56	19,604	718	3.66
Total borrowed funds	195,916	4,461	2.28	192,586	5,536	2.87	215,522	6,632	3.08
Total interest-bearing liabilities	$1,309,588	$19,783	1.51%	$1,246,655	$23,116	1.85%	$1,251,460	$28,243	2.26%
Net interest spread (2)			3.11%			3.15%			2.95%
Noninterest-bearing liabilities
Demand deposits	149,033			138,682			134,175
Other liabilities	11,486			16,508			10,128
Shareholders' equity	158,146			157,190			147,544
Total liabilities and shareholders' equity	$1,628,253			$1,559,035			$1,543,307
Interest income/earning assets (2)	$1,536,596	$71,044	4.62%	$1,466,265	$73,343	5.00%	$1,457,599	$75,925	5.21%
Interest expense/earning assets	$1,536,596	$19,783	1.29%	$1,466,265	$23,116	1.58%	$1,457,599	$28,243	1.94%
Net interest margin (2)(5)		$51,261	3.34%		$50,227	3.43%		$47,682	3.27%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		473			324			418
Securities		1,990			2,038			2,149
Total tax equivalent adjustment		2,463			2,362			2,567
Net Interest Income		$48,798			$47,865			$45,115

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the difference related to changes in outstanding balances and the increase or decrease due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2011, 2010, and 2009
	Year 2011 to 2010 Change due to			Year 2010 to 2009 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$(125)	$(2,294)	$(2,419)	$(2,051)	$(2,009)	$(4,060)
Loan pool participations	(518)	(1,005)	(1,523)	(225)	1,047	822
Investment securities:
Taxable investments	2,103	(836)	1,267	1,796	(926)	870
Tax exempt investments	604	(225)	379	(115)	(81)	(196)
Total investment securities	2,707	(1,061)	1,646	1,681	(1,007)	674
Federal funds sold and interest-bearing balances	(3)	—	(3)	(23)	5	(18)
Change in interest income	2,061	(4,360)	(2,299)	(618)	(1,964)	(2,582)
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	695	(1,047)	(352)	371	(642)	(271)
Certificates of deposit	67	(1,973)	(1,906)	(367)	(3,393)	(3,760)
Total deposits	762	(3,020)	(2,258)	4	(4,035)	(4,031)
Federal funds purchased and repurchase agreements	43	(74)	(31)	(28)	(133)	(161)
Federal Home Loan Bank borrowings	(47)	(1,109)	(1,156)	(593)	(207)	(800)
Other long-term debt	(7)	119	112	(115)	(20)	(135)
Total borrowed funds	(11)	(1,064)	(1,075)	(736)	(360)	(1,096)
Change in interest expense	751	(4,084)	(3,333)	(732)	(4,395)	(5,127)
Increase (decrease) in net interest income	$1,310	$(276)	$1,034	$114	$2,431	$2,545
Percentage increase in net interest income over prior period			2.1%			5.3%
Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets increased $70.3 million, or 4.8%, to $1.54 billion in 2011 as compared to $1.47 billion in 2010. Average earning assets in 2010 increased by $8.7 million, or 0.6%, from 2009. The growth in the average balance of earning assets in 2011 was due primarily to an increase in our portfolio of investment securities of $91.9 million, or 22.1%, somewhat offset by decreases in loan pool participation balances. Growth in the average balance of earning assets in 2010 was due primarily to an increase in our portfolio of investment securities of $67.6 million, mostly offset by decreases in both portfolio loan and loan pool participation balances. Interest-bearing liabilities averaged $1.31 billion for the year ended December 31, 2011, an increase of $62.9 million, or 5.0%, from the average balance for the year ended December 31, 2010. An increase in deposits of $59.6 million plus an increase in borrowed funds of $3.3 million during 2011 accounted for the increase in average interest-bearing liabilities. Interest-bearing liabilities averaged $1.25 billion for the year ended December 31, 2010, a slight decrease of $4.8 million, or 0.4%, from the average balance for the year ended December 31, 2009. For 2010, an increase in deposits of $18.1 million was offset by a decrease in borrowed funds of $22.9 million, resulting in virtually no change in average interest-bearing liabilities from December 31, 2009.
Interest income, on a tax-equivalent basis, decreased $2.3 million, or 3.1%, to $71.0 million in 2011 from $73.3 million in 2010. Tax equivalent interest income in 2010 decreased $2.6 million, or 3.4%, to $73.3 million from $75.9 million in 2009. Interest income declined in 2011 due primarily to lower yields on loan balances and new securities purchased. In 2010, interest income declined due primarily to lower yields on securities purchased to replace declining, higher yielding loan balances. Our yield on average earning assets was 4.62% in 2011 compared to 5.00% in 2010 and 5.21% in 2009. These declines were due to the generally lower rate environment and low new loan volumes due to the historically depressed national economy.

Interest expense decreased during 2011 by $3.3 million, or 14.4%, to $19.8 million from $23.1 million in 2010. Interest expense in 2010 decreased by $5.1 million, or 18.2%, from 2009. The decrease in interest expense during 2011 compared to 2010 was due to the continued low interest rate environment in 2011, and its effect on new liabilities and those repricing during the year. The decrease in interest expense during 2010 compared to 2009 was also due to the continued low interest rate environment in 2010, and its effect on liabilities repricing during the year. The average rate paid on interest-bearing liabilities was 1.51% in 2011 compared to 1.85% in 2010 and 2.26% in 2009.
Net interest income, on a tax-equivalent basis, increased 2.1% in 2011 to $51.3 million from $50.2 million in 2010. Tax-equivalent net interest income in 2010 increased by $2.5 million, or 5.3%, from 2009. Net interest margin, which is our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, declined to 3.34% during 2011 compared to 3.43% in 2010 and 3.27% in 2009. The decreased yield on loans, loan pool participations, and investments during 2011 more than offset the lower rates paid on all categories of interest-bearing liabilities resulting in compressed margins. The net interest spread, also on a tax-equivalent basis, was 3.11% in 2011 compared to 3.15% in 2010 and 2.95% in 2009.
Net interest income increased in 2011 as compared to 2010 due primarily to the decrease in interest paid on interest-bearing liabilities exceeding the decrease in interest received on interest-earning assets. This is partially due to the presence of interest rate floors in portions of our loan portfolio, and the higher volume of investment securities. The increased net interest income for 2010 as compared to 2009 was due primarily to the decrease in interest paid on interest-bearing liabilities exceeding the decrease in interest received on interest-earning assets. This was also partially due to the presence of interest rate floors in portions of our loan portfolio, as well as by improved performance by our loan pool participations relative to 2009. The average balance sheets reflect a competitive marketplace on both the interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2012, with interest rates at generational lows.
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
Our provision for loan losses was $3.4 million during 2011 compared to $6.0 million in 2010 and $7.7 million in 2009. The decrease in provision expense during 2011 was reflective of our management's belief that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of December 31, 2011. During 2011, we added to the allowance for loan losses by maintaining a provision for loan losses that was greater than our net charge-off activity. The higher level of provision expense during 2010 was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. During 2009, we added to the allowance for loan losses due primarily to higher charge-offs and increased volatility in our commercial real estate portfolio. The reduction since 2009 in the level of provision expense is indicative of our belief that weak credits have been identified and adequately provided for. See further discussion of the nonperforming loans, under the Nonperforming Assets section.

Noninterest Income

	For the Year Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$4,537	$4,556	$(19)	(0.4)%	$4,556	$4,180	$376	9.0%
Service charges and fees on deposit accounts	3,702	4,042	(340)	(8.4)	4,042	3,988	54	1.4
Mortgage origination and loan servicing fees	2,691	3,506	(815)	(23.2)	3,506	2,770	736	26.6
Other service charges, commissions and fees	2,540	2,563	(23)	(0.9)	2,563	2,386	177	7.4
Bank-owned life insurance income	951	685	266	38.8	685	778	(93)	(12.0)
Impairment losses on investment securities	—	(189)	189	NM	(189)	(2,404)	2,215	(92.1)
Gain on sale of available for sale securities	490	453	37	8.2	453	813	(360)	(44.3)
Gain (loss) on sale of premises and equipment	(195)	(709)	514	NM	(709)	8	(717)	NM
Total noninterest income	$14,716	$14,907	$(191)	(1.3)%	$14,907	$12,519	$2,388	19.1%
Noninterest income as a % of total revenue*	22.8%	24.1%			24.1%	20.6%
NM - Percentage change not considered meaningful.
* - Total revenue includes net interest income and noninterest income before gains or losses on sales of securities available for sale and premises and equipment.

Total noninterest income decreased $0.2 million, or 1.3%, in 2011 from 2010, and increased $2.4 million, or 19.1%, in 2010 from 2009. The decrease in 2011 was largely due to the decrease in mortgage origination and servicing fees of $0.8 million, as such amount declined to $2.7 million in 2011 compared to $3.5 million in 2010. The decrease in mortgage origination fees was attributable to lower refinancing volume of mainly single family residential real estate loans that were sold on the secondary market.

Service charges and fees on deposit accounts declined to $3.7 million in 2011, down $0.3 million, or 8.4%, from $4.0 million in 2010. This decrease was primarily attributable to a decline in non-sufficient funds (NSF) item fee income, and was partially offset by lower losses from the sale of premises and equipment, and increased income from bank-owned life insurance. Net losses on the sale of premises and equipment totaled $0.2 million for 2011 compared to $0.7 million in 2010, which saw the closing of three bank branch locations. Bank-owned life insurance income increased $0.3 million, primarily due to the investment of an additional $8.0 million in insurance policies purchased late in 2010. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income before gains or losses on sales of securities available for sale and premises and equipment) over time. In 2011, noninterest income comprised 22.8% of total revenues, compared with 24.1% for 2010 and 20.6% for 2009. We expect that increased management focus on growing our insurance agency revenues and increasing the rate of growth in our Trust and Investment Services revenues will reverse this decline going forward.
We have entered into an agreement to sell our Home Mortgage Center property to the University Of Iowa. This sale, expected to be finalized in the third quarter of 2012, will result in the relocation of our mortgage operation to a site approximately two blocks away from the current location of the facility. We expect to realize a gain on sale from the transaction.
The increase in noninterest income for 2010 compared to 2009 was primarily due to the decrease in other-than-temporary impairment charges on investment securities of $2.2 million, as such amount declined to $0.2 million in 2010 compared to $2.4 million in 2009, and the $0.7 million increase in mortgage origination and servicing fees to $3.5 million in 2010 compared to $2.8 million in 2009. These improvements were partially offset by lower gains from the sale of investment securities and losses on the sale of premises and equipment. Net gains on the sale of investment securities of $0.5 million in 2010 was a decrease of $0.3 million from the $0.8 million of gains recognized in 2009. Losses on the sale of premises and equipment totaled $0.7 million for 2010 compared to a small net gain in 2009. The increased losses were related to the sale of certain bank branch buildings no longer utilized.

Noninterest Expense

	For the Year Ended December 31,
	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$23,194	$23,170	24	0.1%	$23,170	$23,152	18	0.1%
Net occupancy and equipment expense	6,537	6,566	(29)	(0.4)	6,566	6,961	(395)	(5.7)
Professional fees	2,825	2,734	91	3.3	2,734	3,635	(901)	(24.8)
Data processing expense	1,670	1,702	(32)	(1.9)	1,702	1,844	(142)	(7.7)
FDIC insurance expense	1,612	2,850	(1,238)	(43.4)	2,850	3,244	(394)	(12.1)
Amortization of intangible assets	896	1,029	(133)	(12.9)	1,029	1,252	(223)	(17.8)
Other operating expense	5,501	5,238	263	5.0	5,238	5,491	(253)	(4.6)
Total noninterest expense	$42,235	$43,289	$(1,054)	(2.4)%	$43,289	$45,579	$(2,290)	(5.0)%
In 2011 noninterest expense declined $1.1 million, or 2.4%, primarily due to a decrease in FDIC insurance expense of $1.2 million. The drop was due primarily to lower assessment rates by the FDIC. Our share of an industry-wide FDIC assessment prepayment covering the years 2010 through 2012 collected in December 2009 was $9.2 million. The remaining prepaid expense balance of $5.1 million is reflected on our consolidated balance sheet under other assets. This decrease was partially offset by a $0.3 million increase in other operating expenses. All noninterest expense categories experienced decreases for 2010 compared with 2009, except that salaries and employee benefits showed a nominal increase. Overall, noninterest expense declined $2.3 million, or 5.0%, in 2010 from 2009 as the result of efforts by management to control costs and increase operational efficiency and the closing of three bank branches. Customers formerly served by the closed locations were transitioned to other nearby branches for service.
Salary and employee benefit expense was virtually unchanged for 2011 from 2010 and 2009. Full-time equivalent employee levels were 383, 383 and 406 at December 31, 2011, 2010 and 2009, respectively.
Net occupancy and equipment expense was virtually unchanged for 2011 compared to 2010, and declined $0.4 million, or 5.7%, in 2010 from 2009 due to the closing of three bank branches in 2010.
Professional fees increased $0.1 million for 2011 due to generally higher costs associated with outside professional services we utilize. The decrease in these fees for 2010 compared to 2009 was due to lower costs associated with Sarbanes-Oxley compliance efforts.
Income Tax Expense
Our effective tax rate, or income taxes divided by income (loss) before taxes, was 25.7% for 2011 compared with 25.1% for 2010. The higher effective rate in 2011 was primarily due to increased taxable income and the relative amount of income from our investment in tax-favored securities and bank owned life insurance. Income tax expense increased by $1.2 million to $4.6 million in 2011 compared to tax expense of $3.4 million for 2010.
Income taxes increased by $3.5 million for 2010 compared with 2009 due to increased income and adjustments for benefits from our increased investment in tax-favored securities. Our consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income. The effective income tax rate as a percentage of income before tax was 25.1% for 2010, compared with (1.8)% for 2009.

Financial Condition - December 31, 2011 and 2010
Summary
Our total assets increased $114.0 million, or 7.2%, to $1.70 billion as of December 31, 2011 from $1.58 billion as of December 31, 2010. This growth resulted primarily from increased investment in securities of $70.1 million, and an increase in bank portfolio loans of $48.1 million. Increased funding from deposits and Federal Home Loan Bank (FHLB) borrowings combined with the reduction of loan pool participations provided additional liquidity. Loan pool participations, net, were $50.1 million at December 31, 2011 compared to $65.9 million at December 31, 2010, a decrease of $15.8 million, or 24.0%, due to loan charge-offs and normal loan repayments. As previously discussed, we intend to exit this line of business as current balances pay down and concentrate on our our core community banking business. Our loan-to-deposit ratio, including loan pool participations, decreased to 79.5% at year-end 2011 compared to 82.5% at year-end 2010, with our target range being between 80% and 90%. Our continuing focus of achieving loan growth at a greater rate than our increase in deposit balances is expected to return us to the target range in the near future.
Total liabilities increased by $116.0 million. Our deposits increased $87.3 million, or 7.2%, to $1.31 billion as of December 31, 2011 from $1.22 billion at December 31, 2010. The increase in deposits was primarily due to organic growth in commercial, consumer, and public fund deposits, primarily in both interest-bearing and non-interest-bearing checking products. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (CDARS) program decreased by $4.2 million in 2011 to $28.8 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (ICS) program increased by $15.0 million to $20.0 million. We have an internal policy limit on brokered deposits of not more than 10% of our total liabilities. At December 31, 2011 brokered deposits were 3.2% of our total liabilities. FHLB borrowings were $140.0 million at December 31, 2011 compared to $127.2 million at December 31, 2010, an increase of $12.8 million, or 10.1%. Other liabilities increased $9.2 million or 183.7%, due primarily to $3.7 million in unsettled purchases of investment securities and a $2.9 million increase in accrued pension liability.
As disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2011, during recent efforts to fully terminate the Bank's noncontributory defined benefit pension plan and with recent volatility in the financial markets, we have noted a widened funding gap between the plan's accumulated benefit obligation and the fair value of plan assets. Current estimates have placed the pre-tax termination expense as high as $5.0 million. We expect to complete the termination process in the second quarter of 2012, at which time the actual expense will be recorded, in accordance with generally accepted accounting principles.
Shareholders' equity decreased by $2.0 million, primarily due to our redemption of the 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Department of the Treasury under the Capital Purchase Program for an aggregate price of $16.1 million, including accrued interest. The decline was partially offset by 2011 net income of $13.3 million.

	December 31,	December 31,
	2011	2010	$ Change	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$534,080	$461,954	$72,126	15.6%
Net loans	970,497	922,868	47,629	5.2
Loan pool participations, net	50,052	65,871	(15,819)	(24.0)
Total Assets	$1,695,244	$1,581,259	$113,985	7.2%
Liabilities
Deposits:
Noninterest bearing	$161,287	$129,978	$31,309	24.1%
Interest bearing	1,145,355	1,089,350	56,005	5.1
Total deposits	1,306,642	1,219,328	87,314	7.2
Federal Home Loan Bank borrowings	140,014	127,200	12,814	10.1
Total liabilities	$1,538,750	$1,422,793	$115,957	8.1%
Shareholders' equity	$156,494	$158,466	$(1,972)	(1.2)%

Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Our portfolio totaled $536.1 million at December 31, 2011 compared to $466.0 million at December 31, 2010. The increase was due primarily to the investment of increased liquidity generated by both deposit growth and reduced loan pool participation balances during 2011. Our loan activity is discussed more fully in the Loans section and loan pool participation activity is discussed in the Loan Pool Participations section, while our deposit growth is discussed more fully in the Deposits section.
Securities available for sale are carried at fair value. As of December 31, 2011, the fair value of our securities available for sale was $534.1 million and the amortized cost was $517.4 million. There were $18.0 million of gross unrealized gains and $1.2 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized gain of $16.8 million. The after-tax effect of this unrealized gain has been included in shareholders' equity. The increase in the fair value as a percentage of amortized cost was due to a decline in overall interest rates during 2011, which increased the value of our debt-related securities.

U.S. Treasury securities and U.S. government and agency securities as a percentage of total securities decreased to 10.6% at December 31, 2011, from 17.2% at December 31, 2010, while obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities decreased slightly to 41.1% at December 31, 2011, from 41.5% at December 31, 2010. Investments in mortgage-backed securities showed the largest growth, increasing to 45.7% of total securities at December 31, 2011, as compared to 38.6% of total securities at December 31, 2010. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. The Company's mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA. We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows, prepayment risk, as well as the liquidity position and the interest rate risk profile of the Bank. Two factors, yield (spread to Treasury securities) and duration were central to our decision to increase our investment in mortgage-backed securities, and maintain our relative investment in obligations of state and political subdivisions.
Our investment portfolio includes an investment in collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. These six securities had an original cost of $9.75 million, but due to several impairment charges recognized during 2010, 2009 and 2008, the book value of these securities at December 31, 2011, had been reduced to $1.8 million. Two of the securities have been written down to a value of zero, with the remaining four having an average book value of 18.2% of their original face value. The market for these securities at December 31, 2011 was not active and markets for similar securities are also not active. The valuation of these securities involves an assessment of the financial strength of the individual institutions that comprise the collateral for the bonds. Future default probabilities are assigned based on these measurements of financial strength. Other factors in the valuation include contractual terms of the cash flow waterfall (for both interest and principal), collateralization testing and events of default/liquidation. We recognized other-than-temporary impairment charges on these investments of $0.2 million in 2010, $1.6 million in 2009, and an initial other-than-temporary impairment charge of $6.2 million was recognized in 2008. Based on our cash flow analysis, we have determined that not all contractual cash flows will be received; however, no additional other-than-temporary impairment charges were recorded during 2011. Any future decline in the collateral performance of our pooled trust preferred debt obligations could result in additional other-than-temporary impairment charges.
The composition of securities available for sale was as follows:

	December 31,
	2011	2010	2009
(dollars in thousands)
Securities available for sale
U.S. Treasury	$—	$—	$—
U.S. Government agency securities and corporations	56,981	80,334	81,191
States and political subdivisions	219,261	190,088	155,224
Mortgage-backed and collateralized mortgage obligations	244,802	179,784	108,576
Other securities	13,036	11,748	17,912
Fair value of securities available for sale	$534,080	$461,954	$362,903
Amortized cost	$517,358	$456,560	$355,303
Fair value as a percentage of amortized cost	103.23%	101.18%	102.14%

Securities held to maturity are carried at amortized cost. As of December 31, 2011, the amortized cost of these securities was $2.0 million and the fair value was $2.0 million, with virtually no gross unrealized gains or gross unrealized losses present.

The composition of securities held to maturity was as follows:

	December 31,
	2011	2010	2009
(dollars in thousands)
Securities held to maturity
U.S. Treasury	$—	$—	$—
U.S. Government agency securities and corporations	—	—	—
States and political subdivisions	1,119	3,115	7,074
Mortgage-backed and collateralized mortgage obligations	46	50	71
Other securities	871	867	864
Amortized cost	$2,036	$4,032	$8,009
Fair value of securities held to maturity	$2,042	$4,086	$8,118
Fair value as a percentage of amortized cost	100.29%	101.34%	101.36%
See Note 2. "Investment Securities,'' and Note 17. "Estimated Fair Value of Financial Instruments and Fair Value Measurements" for additional information related to the investment portfolio.
The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2011 were:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Government agency securities and corporations	$2,970	4.58%	$33,623	1.83%	$17,827	2.41%	$2,561	2.90%
Obligations of states and political subdivisions (2)	23,758	3.66	59,017	4.95	75,900	4.95	60,586	5.15
Mortgage-backed and collateralized mortgage obligations	2,268	1.28	698	4.56	76,568	2.61	165,268	2.84
Other securities	1,037	3.71	9,762	3.46	—	—	806	1.79
Total debt securities available for sale	$30,033	3.57%	$103,100	3.79%	$170,295	3.63%	$229,221	3.45%

Securities held to maturity:
U.S. Government agency securities and corporations	$—	—%	$—	—%	$—	—%	$—	—%
Obligations of states and political subdivisions (2)	250	4.58	869	5.28	—	—	—	—
Mortgage-backed and collateralized mortgage obligations	—	—	—	—	—	—	46	6.00
Other securities	—	—	—	—	—	—	871	2.49
Total debt securities held to maturity	$250	4.58%	$869	5.28%	$—	—%	$917	2.67%
Total debt investment securities	$30,283	3.58%	$103,969	3.80%	$170,295	3.63%	$230,138	3.44%
(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 34% (the effective federal income tax rate as of December 31, 2011)
As of December 31, 2011, no non-agency issuer's securities exceeded 10% of the Company's total shareholders' equity.

Loans (Excluding Loan Pool Participations)
The composition of loans (before deducting the allowance for loan losses), was as follows:

	12/31/2011		12/31/2010		12/31/2009		12/31/2008		12/31/2007
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$89,298	9.1%	$84,590	9.0%	$92,727	9.6%	$87,682	8.6%	$16,594	4.1%
Commercial and industrial	239,990	24.3	211,334	22.5	218,344	22.6	214,715	21.2	86,485	21.5
Credit cards	934	0.1	655	0.1	628	—	533	—	416	—
Overdrafts	885	0.1	491	0.1	643	—	1,002	0.1	608	0.2
Commercial real estate:
Construction & development	73,258	7.4	73,315	7.8	79,437	8.2	99,617	9.8	28,775	7.2
Farmland	74,454	7.6	76,345	8.1	88,747	9.2	94,012	9.3	16,391	4.1
Multifamily	34,719	3.5	33,451	3.6	32,455	3.4	32,122	3.2	12,305	3.1
Commercial real estate-other	213,608	21.7	210,131	22.4	196,025	20.3	195,393	19.3	100,535	25.1
Total commercial real estate	396,039	40.2	393,242	41.9	396,664	41.1	421,144	41.6	158,006	39.5
Residential real estate:
One- to four- family first liens	175,429	17.8	156,882	16.7	161,065	16.7	186,688	18.4	81,032	20.2
One- to four- family junior liens	63,419	6.4	69,112	7.4	73,665	7.6	77,377	7.6	49,934	12.4
Total residential real estate	238,848	24.2	225,994	24.1	234,730	24.3	264,065	26.0	130,966	32.6
Consumer	20,179	2.0	21,729	2.3	23,262	2.4	25,673	2.5	8,479	2.1
Total loans	$986,173	100.0%	$938,035	100.0%	$966,998	100.0%	$1,014,814	100.0%	$401,554	100.0%
Total assets	$1,695,244		$1,581,259		$1,534,783		$1,508,962		$701,983
Loans to total assets		58.2%		59.3%		63.0%		67.3%		57.2%
Our loan portfolio, before allowance for loan losses, increased 5.1% to $986.2 million as of December 31, 2011 from $938.0 million at December 31, 2010. A significant portion of the overall loan increase occurred in commercial and industrial loans, which increased $28.7 million, or 13.6%, to $240.0 million as of December 31, 2011, from $211.3 million at December 31, 2010. This growth was primarily due to the refinancing of a series of existing obligations in the healthcare industry, from other financial institutions. We see this business sector as an area of opportunity for growing our loan portfolio in the future. Residential real estate mortgage first liens (not held for sale), also showed a significant increase of $18.5 million, or 11.8%, to $175.4 million as of December 31, 2011, from $156.9 million at December 31, 2010, due to our strategic decision to retain up to $20.0 million of fixed rate loans originated with a maturity of 15 years or less in our own portfolio. The majority of loan growth during 2011 occurred in the fourth quarter of the year, as the general economy began to show signs of recovery. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $204.7 million and $196.0 million as of December 31, 2011 and 2010, respectively.
Even with the blend of significant agricultural, manufacturing, academia and healthcare industries prevalent in our markets, we experienced sporadic demand for new non-real-estate debt. This trend, which we understand to be widespread in the United States, appears to be driven by depressed consumer confidence leading to a generally lower demand for debt financed purchases. Although we have maintained prudent underwriting standards in 2011, when we are presented with opportunities to fund quality loans, we readily act to assist our communities. These things taken together have resulted in reducing our loan to deposit ratio to 79.5% at year end 2011 from 82.5% at the end of the prior year. While slightly below target, this is generally consistent with our “in the 80s” goal, which we believe balances the desire to generate attractive returns with liquidity risk.
The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above, amounting to approximately $396.0 million and $393.2 million as of December 31, 2011 and 2010, respectively. Of this amount, $74.5 million, or 7.6%, was secured by farmland at December 31, 2011, compared to $76.3 million, or 8.1%, at December 31, 2010. Generally, these loans are collateralized by assets of the borrowers and are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities and rate types of selected loans at December 31, 2011:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due in			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$67,222	$15,966	$6,110	$89,298	$9,095	$58,127	$15,461	$6,615
Commercial and industrial	113,861	82,455	43,674	239,990	45,787	68,074	100,875	25,254
Credit cards	934	—	—	934	—	934	—	—
Overdrafts	885	—	—	885	885	—	—	—
Commercial real estate:
Construction & development	62,014	10,676	568	73,258	35,588	26,426	3,690	7,554
Farmland	12,252	33,125	29,077	74,454	12,058	194	31,085	31,117
Multifamily	8,406	25,534	779	34,719	4,840	3,566	25,430	883
Commercial real estate-other	41,252	146,582	25,774	213,608	39,690	1,562	146,823	25,533
Total commercial real estate	123,924	215,917	56,198	396,039	92,176	31,748	207,028	65,087
Residential real estate:
One- to four- family first liens	17,390	48,096	109,943	175,429	15,938	1,452	67,996	90,043
One- to four- family junior liens	5,197	13,082	45,140	63,419	3,148	2,049	24,341	33,881
Total residential real estate	22,587	61,178	155,083	238,848	19,086	3,501	92,337	123,924
Consumer	8,498	10,354	1,327	20,179	7,727	771	10,884	797
Total loans	$337,911	$385,870	$262,392	$986,173	$174,756	$163,155	$426,585	$221,677
Of the $384.8 million of variable rate loans, approximately $242.4 million, or 63.0%, are subject to interest rate floors, with a weighted average floor rate of 4.92%.
Nonperforming Assets
It is management's policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2011	2010	2009	2008	2007
(dollars in thousands)
90 days or more past due and still accruing interest	$1,054	$1,579	$1,439	$3,024	$514
Restructured	6,135	5,797	2,555	424	—
Nonaccrual	10,917	12,405	9,885	11,785	782
Total nonperforming loans	18,106	19,781	13,879	15,233	1,296
Other real estate owned	4,033	3,850	3,635	996	—
Total nonperforming loans and nonperforming other assets	$22,139	$23,631	$17,514	$16,229	$1,296
Nonperforming loans to loans, before allowance for loan losses	1.84%	2.11%	1.44%	1.50%	0.32%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	2.24%	2.52%	1.81%	1.60%	0.32%
We experienced a decrease in total nonperforming assets during 2011 as compared to 2010. Total nonperforming assets were $22.1 million at December 31, 2011, compared to $23.6 million at December 31, 2010, a $1.5 million, or 6.3%, decrease. Nonperforming loans decreased $1.7 million during 2011, with a $0.2 million increase in nonperforming other assets (other real estate owned). The largest category of nonperforming loans was commercial real estate loans, with a balance of $8.1 million at December 31, 2011. The remaining nonperforming loans consisted of $4.8 million in agricultural, $3.1 million in residential real estate, and $2.1 million in commercial and industrial loans. The increase in other real estate owned (OREO) was primarily attributable to increases in commercial real estate properties to $3.6 million at December 31, 2011 compared to $3.4 million at December 31, 2010, while single family residential OREO increased to $0.4 million from $0.3 million for the same respective periods.

The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2011 and December 31, 2010:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
2011
Agricultural	$—	$3,323	$1,453	$4,776
Commercial and industrial	537	48	1,494	2,079
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	79	1,159	1,238
Farmland	—	—	2,927	2,927
Multifamily	—	—	259	259
Commercial real estate-other	49	2,081	1,507	3,637
Total commercial real estate	49	2,160	5,852	8,061
Residential real estate:
One- to four- family first liens	262	579	1,959	2,800
One- to four- family junior liens	206	—	125	331
Total residential real estate	468	579	2,084	3,131
Consumer	—	25	34	59
Total	$1,054	$6,135	$10,917	$18,106
2010
Agricultural	$12	$3,323	$1,805	$5,140
Commercial and industrial	56	597	1,553	2,206
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	710	—	765	1,475
Farmland	—	348	3,008	3,356
Multifamily	—	—	—	—
Commercial real estate-other	—	1,092	2,773	3,865
Total commercial real estate	710	1,440	6,546	8,696
Residential real estate:
One- to four- family first liens	696	387	2,361	3,444
One- to four- family junior liens	82	50	27	159
Total residential real estate	778	437	2,388	3,603
Consumer	23	—	113	136
Total	$1,579	$5,797	$12,405	$19,781
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
The gross interest income that would have been recorded in the years ended December 31, 2011, 2010 and 2009 if the nonaccrual loans had been current in accordance with their original terms was $1.1 million, $1.7 million, and $1.7 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.2 million, $0.4 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, it is possible that they never become non-performing. Such loans totaled $1.4 million at December 31, 2011.

Loan Review and Classification Process for Agricultural Loans, Commercial and Industrial Loans, and Commercial Real Estate Loans
We maintain a loan review and classification process designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All Commercial and Agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1- 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful, and rating 8 Loss.
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. Our loan review department undertakes independent credit reviews of relationships based on either criteria established by Loan Policy, risk-focused sampling, or random sampling. Loan Policy requires the top 50 lending relationships by total exposure be reviewed no less than annually as well as those credits of $250,000 or greater rated Watch, and those credits of $100,000 or greater rated Substandard or below. The individual loan reviews analyze such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to our executive management team.
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
Depending upon the individual facts and circumstances, as well as the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. In addition, all loans classified as Troubled Debt Restructures ("TRDs") are considered impaired. Once that determination has occurred, the loan officer, in conjunction with the regional loan manager, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file, adjusting for current market conditions and other local factors that may affect collateral value. Loan Review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the allowance for loan and lease losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, regional loan management, with assistance from the loan review department, reviews the appraisal and updates the specific allowance analysis for each loan relationship accordingly. The Bank's Board of Directors reviews the Classified/Watch reports on a quarterly basis, including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and other real estate owned.
In general, once the specific allowance has been finalized, management will consider a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.
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
During the year ended December 31, 2011 nine loans were classified as new troubled debt restructures (TDR). One commercial and industrial loan was added to the TDR loan classification due to a partial charge-off of its outstanding principal and an adjustment to its terms granting a below market interest rate. Likewise, a construction and development loan was also added due to a partial balance charge-off and interest rate concession. Four commercial real estate loans to the same borrower were classified as new TDRs during 2011 due to the extension of a forbearance agreement and the granting of a below market interest rate. These four credits also experienced a payment default during 2011. One commercial real estate loan that was a new TDR during 2011 due to a below market interest rate was on non-accrual at year-end. One- to four- family first lien restructures increased by one loan due to an interest rate concession. A commercial real estate loan TDR that was on non-accrual at December 31, 2010, was rewritten with a rate concession and had additional funds advanced in 2011, and is being reported as a new TDR. During 2011, one restructured consumer loan that had been on non-accrual at year-end 2010 returned to accrual status. In addition, a commercial and industrial loan moved from being a performing TDR at December 31, 2010 to non-accruing at year-end 2011.
During the year ended December 31, 2010 seven loans were classified as new TDRs. Two agricultural loans had been added to the restructured classification due to the modification of loan guarantees, a charge-off of $500,000, and both notes being at below market interest rates with interest-only payments being required. One farmland loan related to the agricultural credits was also classified as a TDR due to having the interest rate modified to a below market rate. Two residential real estate loans were classified as TDRs in 2010, with both considered workout situations by management. Finally, one home equity loan was designated a TDR due to a partial charge-off of the principal balance.
We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of December 31, 2011 and December 31, 2010 is as follows:

	December 31,
	2011	2010
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$6,135	$5,797
Not in compliance with modified terms - on nonaccrual status	1,035	1,771
Total restructured loans	$7,170	$7,568

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2011	2010	2009	2008	2007
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$986,173	$938,035	$966,998	$1,014,814	$401,554
Average amount of loans outstanding for the period (net of unearned interest)	$953,392	$955,562	$990,540	$893,451	$390,862
Allowance for loan losses at beginning of period (1)	$15,167	$13,957	$10,977	$5,466	$5,298
Charge-offs:
Agricultural	$425	$1,347	$227	$416	$2
Commercial and industrial	1,434	1,483	2,276	1,176	354
Credit cards	6	17	10	24	—
Overdrafts	78	59	105	150	—
Commercial real estate:
Construction & development	488	611	496	780	—
Farmland	—	—	35	15	25
Multifamily	58	—	74	45	—
Commercial real estate-other	734	870	131	965	11
Total commercial real estate	1,280	1,481	736	1,805	36
Residential real estate:
One- to four- family first liens	447	338	1,124	900	—
One- to four- family junior liens	56	103	405	319	42
Total residential real estate	503	441	1,529	1,219	42
Consumer	75	261	127	113	46
Total charge-offs	$3,801	$5,089	$5,010	$4,903	$480
Recoveries:
Agricultural	$67	$5	$19	$2	$24
Commercial and industrial	571	93	101	463	100
Credit cards	2	3	4	—	—
Overdrafts	19	15	13	6	—
Commercial real estate:
Construction & development	113	8	—	3	—
Farmland	2	1	1	39	—
Multifamily	—	—	15	—	—
Commercial real estate-other	29	141	20	1	—
Total commercial real estate	144	150	36	43	—
Residential real estate:
One- to four- family first liens	22	2	33	2	—
One- to four- family junior liens	11	56	42	33	5
Total residential real estate	33	58	75	35	5
Consumer	124	25	17	21	19
Total recoveries	$960	$349	$265	$570	$148
Net loans charged off	$2,841	$4,740	$4,745	$4,333	$332
Provision for loan losses	3,350	5,950	7,725	4,366	500
Allowance from acquired bank	—	—	—	5,478	—
Allowance for loan losses at end of period	$15,676	$15,167	$13,957	$10,977	$5,466
Net loans charged off to average loans	0.30%	0.50%	0.48%	0.48%	0.08%
Allowance for loan losses to total loans at end of period	1.59%	1.62%	1.44%	1.08%	1.36%
(1) Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan portfolio segments as of December 31 for each of the years indicated:

	December 31,
	2011		2010		2009		2008		2007
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$1,209	7.7%	$827	5.5%	$1,099	7.9%	$843	7.7%	$302	5.5%
Commercial and industrial	5,380	34.3	4,540	29.9	3,468	24.8	2,746	25.0	1,678	30.7
Commercial real estate	5,171	33.0	5,255	34.7	6,407	45.9	4,601	41.9	1,536	28.1
Residential real estate	3,501	22.3	2,776	18.3	2,412	17.3	2,603	23.7	473	8.7
Consumer	167	1.1	323	2.1	396	2.8	184	1.7	989	18.1
Unallocated	248	1.6	1,446	9.5	175	1.3	—	—	488	8.9
Total	$15,676	100.0%	$15,167	100.0%	$13,957	100.0%	$10,977	100.0%	$5,466	100.0%
This table indicates marginal growth in the allowance for loan losses as of December 31, 2011, as compared to December 31, 2010. The table also indicates significant growth in the allowance for loan losses in commercial real estate and commercial and financial categories as of December 31, 2009, as compared to December 31, 2008. This increase is due primarily to the allocation of the $5.5 million of the allowance for loan losses shown as acquired from the Former MidWestOne at December 31, 2008, into the appropriate loan classes, causing the increases in those specific categories. The overall increase of $3.0 million, or 27% in 2009, reflects our increased provision for loan losses.
Loan Pool Participations
As of December 31, 2011, we had loan pool participations of $50.1 million compared to $65.9 million at December 31, 2010, both net of an allowance for loan losses of $2.1 million. Loan pools are participation interests in performing, subperforming and nonperforming loans that have been purchased from various nonaffiliated banking organizations. The Former MidWestOne had engaged in this activity since 1988. The loan pool investment balance shown as an asset on our consolidated balance sheets represents the discounted purchase cost of the loan pool participations, net of the related allowance for loan losses. After extensive discussion and analysis of our current loan pool portfolio during 2010, we decided to exit this line of business as current balances pay down. As such, we did not acquire any new loan pool participations during 2011. As of December 31, 2011, the categories of loans by collateral type in the loan pool participations were commercial real estate - 58.5%, commercial and industrial loans - 7.3%, single-family residential real estate - 10.9% and other loans - 23.3%. We have minimal exposure in loan pool participations to consumer real estate, subprime credit or to construction and real estate development loans.
The net “all-in” yield (excluding purchase accounting adjustments and after all expenses) on loan pool participations was 1.85% and 3.88% for the years ended December 31, 2011 and 2010, respectively. The net yield was lower in 2011 than for 2010 due to higher loan charge-offs and a migration by creditworthy borrowers to lower interest rate debt outside of the pools through refinance activity. We expect overall lower rates of return on the loan pool participations to continue in the future, as the percentage of performing credits in the portfolio continues to decrease.
The loans in the pools provide some geographic diversification to our balance sheet. As of December 31, 2011, loans in the southeast region of the United States represented approximately 43.7% of the total. The northeast region region was the next largest area with 32.8%, the central with 18.6%, followed by the southwest region with 4.0% and the northwest with 0.8%. The highest concentration of assets in any one state is Florida at approximately 25.1% of the basis total, with the next highest state level being Ohio at 14.7%, followed by New Jersey at 9.9%. As of December 31, 2011, approximately 59.4% of the loans were contractually current or less than 90 days past due, while 40.6% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 40.6% contractually past due total includes loans in litigation and foreclosed property. As of December 31, 2011 and 2010, loans in litigation totaled approximately $6.1 million and $11.3 million respectively, while foreclosed property was approximately $12.0 million and $12.8 million, respectively. As of December 31, 2011, our investment basis in loan pool participations was approximately 40.6% of the ''face'' amount of the underlying loans, compared to approximately 44.1% at December 31, 2010.

Goodwill and Other Intangible Assets
Intangible assets totaled $10.2 million and $11.1 million at December 31, 2011 and 2010, respectively. Other intangible assets declined during the year ended December 31, 2011 by $0.9 million, primarily related to core deposit amortization during the year. We recorded $0.1 million of goodwill impairment charges in 2011, which represented all of the goodwill related to our insurance subsidiary, and no impairment charges during 2010 or 2009 related to our other intangible assets. This action was taken upon comparison of the subsidiary's recent operating performance to that anticipated when we purchased the Butler-Brown insurance agency in Oskaloosa, Iowa, in December 2008.
Deposits
As indicated in the following table, the average balances of the interest-bearing demand deposit category as a percentage of average total deposits showed steady growth for the year ended December 31, 2011 compared to the years ended December 31, 2010, and December 31, 2009.
Non-interest-bearing accounts increased $10.3 million from year-end 2010 to December 31, 2011, of which $2.6 million was in public funds and $6.7 million in commercial accounts. Interest-bearing demand deposits increased $50.2 million.  Of the $50.2 million increase, $17.8 million was in our Power Checking product, and $12.1 million was in business money market accounts.  Personal savings accounts increased by $3.5 million and public fund savings grew by $2.5 million, with the aggregate balance of time deposits remaining essentially unchanged from 2010 to 2011.

	Year Ended December 31,
	2011			2010			2009			2008			2007
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$149,033	11.8%	NA	$138,682	11.6%	NA	$133,990	11.5%	NA	$118,764	11.7%	NA	$63,463	12.6%	NA
Interest-bearing demand (NOW and money market)	470,792	37.3	0.83	420,557	35.3	1.01	395,789	33.8	1.14	283,016	27.9	1.45	164,355	32.5	1.75
Savings	73,813	5.8	0.27	67,316	5.6	0.27	61,111	5.2	0.35	109,587	10.8	1.27	28,689	5.7	0.75
Time deposits	569,067	45.1	1.97	566,196	47.5	2.32	579,038	49.5	2.92	502,220	49.6	3.51	248,377	49.2	4.71
Total deposits	$1,262,705	100.0%	1.21%	$1,192,751	100.0%	1.47%	$1,169,928	100.0%	1.85%	$1,013,587	100.0%	2.28%	$504,884	100.0%	2.93%
Certificates of deposit and other time deposits of $100,000 and over at December 31, 2011 had the following maturities:

(in thousands)
Three months or less	$37,036
Over three through six months	46,652
Over six months through one year	62,525
Over one year	80,556
Total	$226,769
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

	December 31,
	2011		2010		2009
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal Home Loan Bank borrowings	$140,014	2.19%	$127,200	3.08%	$130,200	3.78%
Long-term debt	15,464	4.25	15,464	4.24	15,588	4.21
Federal funds purchased and repurchase agreements	57,207	0.55	50,194	0.70	44,973	1.01
Total	$212,685	1.90%	$192,858	2.55%	$190,761	3.16%

The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
(in thousands)
Federal Home Loan Bank borrowings	$144,961	$136,200	$160,000
Long-term debt	15,464	15,584	15,647
Federal funds purchased and repurchase agreements	60,780	55,781	55,603
Total	$221,205	$207,565	$231,250
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal Home Loan Bank borrowings	$131,306	2.66%	$132,656	3.51%	$149,403	3.65%
Long-term debt	15,464	4.25	15,554	4.24	15,614	4.21
Federal funds purchased and repurchase agreements	48,410	0.56	43,545	0.70	45,830	1.01
Total	$195,180	2.27%	$191,755	2.93%	$210,847	3.12%
Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2011:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$573,627	$311,941	$225,011	$36,673	$2
Federal funds purchased and repurchase agreements	57,207	57,207	—	—	—
Federal Home Loan Bank borrowings	140,014	24,814	80,200	30,000	5,000
Long-term debt	15,464	—	—	—	15,464
Noncancelable operating leases and capital lease obligations	696	106	198	256	136
Total	$787,008	$394,068	$305,409	$66,929	$20,602
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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance sheet transactions are more fully discussed in Note 15 to our consolidated financial statements.

The following table summarizes our off-balance sheet commitments by expiration period, as of December 31, 2011:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to lend to borrowers	$200,690	$116,085	$84,605	$—	$—
Commitments to sell loans	1,955	1,955	—	—	—
Standby letters of credit	3,982	3,946	—	—	36
Total	$206,627	$121,986	$84,605	$—	$36
Capital Resources
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2011, MidWestOne Financial Group, Inc. had a total capital to total risk-weighted asset ratio of 13.66%, a Tier 1 capital to risk-weighted asset ratio of 12.40% and a Tier 1 leverage ratio of 9.60%; MidWestOne Bank had ratios of 12.33%, 11.07%, and 8.54%, respectively. MidWestOne Bank exceeds the regulatory capital guidelines necessary to be considered well-capitalized.
On February 11, 2010, we filed a universal shelf-registration statement registering for future sale of up to $25.0 million of securities from time to time in one or more offerings. Given the potential growth opportunities available and the difficult credit market currently facing financial institutions, we believe that it is prudent to have all options available to raise additional capital. Tough economic times present both challenges and opportunities. Thus, we have positioned ourselves to raise additional capital in an efficient manner for both organic and external growth opportunities if such opportunities arise.
On July 6, 2011, the Company completed the redemption of the 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which had been issued to the U.S. Department of the Treasury ("Treasury") under the Capital Purchase Program, for a total of $16.1 million, consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends. On July 27, 2011, the Company also repurchased for $1.0 million, the common stock warrant it had issued to Treasury. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share. Although these transactions resulted in a decrease in the Company's capital level, management and our board of directors view our ability to exit TARP without conducting a dilutive capital raise as a significant positive for our shareholders.
On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. On October 18, 2011, our Board of Directors amended the Company's share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During the fourth quarter of 2011 we repurchased 57,151 shares of common stock for an aggregate price of $840,000. Thus, for the year of 2011 we repurchased a total of 102,190 shares of common stock at a cost of $1.5 million, with $4.2 million remaining in the current share repurchase program at December 31, 2011.
During 2011, 6,832 shares were issued in connection with the exercise of previously issued stock options. On January 18, 2011, 15,000 restricted stock units were granted to certain directors and officers. During 2011, 10,850 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 748 shares were surrendered by grantees to satisfy tax requirements.
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
Liquid assets on hand are summarized in the table below:

	Years Ended December 31,
	2011	2010	2009
	Balance	Balance	Balance
(dollars in thousands)
Cash and due from banks	$28,155	$13,720	$25,452
Interest-bearing deposits	4,468	6,077	2,136
Federal funds sold	—	726	—
Total	$32,623	$20,523	$27,588
Percentage of average total assets	2.0%	1.3%	1.8%
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
As of December 31, 2011, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48% until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59%. At December 31, 2011 the interest rate was 4.31%.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $23.7 million for the year ended December 31, 2011 and $20.5 million for the year ended December 31, 2010.
As of December 31, 2011, we had outstanding commitments to extend credit to borrowers of $200.7 million, standby letters of credit of $4.0 million, and commitments to sell loans of $2.0 million. Certificates of deposit maturing in one year or less totaled $311.9 million as of December 31, 2011. We believe that a significant portion of these deposits will remain with us upon maturity.
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

The update clarifies the guidance on a creditor's evaluation of whether it has granted a concession and on a creditor's evaluation of whether a debtor is experiencing financial difficulties. In addition, under this ASU a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the first interim or annual period beginning on or after June 15, 2011, and were applied retrospectively to the beginning of the annual period of adoption. The Company adopted this amendment effective July 1, 2011, and it did not have a material effect on the consolidated financial statements.
In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860). The guidance in the ASU is intended to improve the accounting for repurchase agreements and other similar agreements. Specifically, the ASU modifies the criteria for determining when these transactions would be recorded as a financing arrangement as opposed to a purchase or sale arrangement with a commitment to resell or repurchase. It removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets substantially on the agreed terms, even in the event of default by the transferee. This new guidance is effective January 1, 2012, and early adoption is not permitted. The Company does not expect the adoption of this guidance to have a significant effect on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively, and early application by public entities is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and they are not expected to have a material effect on the Company's consolidated financial statements.
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
In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Update 2011-12 defers those changes outlined in Update 2011-05 that relate to how and where reclassification adjustments are presented. While the FASB is considering the operational concerns about the presentation requirements for classification adjustments, entities will continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before Update 2011-05. The amendments are effective at the same time as the amendments in Update 2011-05, and did not have a material effect on the consolidated financial statements.

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
In addition to interest rate risk, the current economic environment, particularly the dislocations in the credit markets that prevailed since late 2007, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash provided by operating activities was $23.7 million during 2011, compared with $20.5 million in 2010 and $11.8 million in 2009. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $1.3 million outflow for 2011, compared to net inflows of $0.5 million and $4.1 million for 2010 and 2009, respectively.
Net cash used in investing activities was $98.1 million during 2011, compared with $66.7 million in 2010 and $40.6 million in 2009. During 2011, 2010, and 2009, securities transactions accounted for a net outflow of $60.4 million, $99.2 million, and $87.5 million, respectively. Net origination of loans and principal received from loan pools resulted in $37.0 million in cash outflow for 2011, compared to a $37.7 million inflow for 2010 and a $47.3 million inflow in 2009.
Net cash provided by financing activities was $86.5 million during 2011, compared with $39.2 million in 2010 and $23.5 million in 2009. Sources of cash for 2011 included a $87.3 million increase in net deposits and a net increase in federal funds purchased of $8.9 million, partially offset by a net decrease of $1.9 million in securities sold under agreements to repurchase. We also experienced a $16.0 million cash outflow with the redemption of preferred stock issued in connection with our participation in the U.S. Treasury's Capital Purchase Program. Increases in deposits of $39.5 million in 2010 and $51.7 million in 2009, combined with the issuance of $16.0 million in preferred stock in 2009, partially offset by a net decrease in Federal Home Loan Bank (FHLB) borrowings of $3.0 million in 2010, and a $28.6 million decrease in FHLB borrowings in 2009, were main sources of cash inflows in those periods.
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
FHLB Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB advances are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 25% of total assets. Currently, the Bank has a $159.9 million advance limit with $140.0 million in outstanding advances as of December 31, 2011, leaving $19.9 million available for liquidity needs as of year-end 2011. These advances are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits: The Bank has brokered CD lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total liabilities. Board approval is required to exceed these limits. The Bank will also have to maintain a “well capitalized” standing, as an “adequately capitalized" rating would require an FDIC waiver, and an “undercapitalized” rating would prohibit the Bank from using brokered deposits altogether.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2011.
Federal Reserve Bank Discount Window: The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. Currently, the Bank has municipal securities with an approximate market value of $12.8 million pledged, for liquidity purposes.

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
The Bank outsources interest rate risk analysis to a third party, which utilizes a modeling program to measure the Bank's exposure to potential interest rate changes. Measuring and managing interest rate risk is a dynamic process that management performs continually with the objective of maintaining a stable net interest margin. This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks.” Management considers net interest income simulation as the best method to evaluate short-term interest rate risk (one-year time frame). The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year timeframes; and second, the impact on the market value of equity. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost/benefit of hedging strategies.
The following table shows the anticipated effect on net interest income from parallel shocks (up and down) in interest rates over the subsequent twelve month period. As of December 31, 2011, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decline in net interest income of approximately $0.7 million, or 1.3%. Although unlikely in the current low interest rate environment, a 200 basis point decrease in rates would increase net interest income by approximately $1.4 million, or 2.5%. As part of a strategy to mitigate margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining the margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2011
Dollar change	$1,350	$526	$(689)	$(691)
Percent change	2.5%	1.0%	(1.3)%	(1.3)%

December 31, 2010
Dollar change	$1,459	$1,297	$(1,275)	$(1,610)
Percent change	3.0%	2.7%	(2.6)%	(3.3)%

The table below shows a positive (asset-sensitive) rate-sensitivity gap of $38.2 million in the one- to three-month repricing category as more assets were subject to repricing during that time period than liabilities. On a cumulative basis, the gap remains asset-sensitive, as our assets subject to repricing exceed our liabilities subject to repricing in every period except three years or more. This static analysis does not capture the effect that rising interest rates are expected to have on loan prepayments. As rates rise, borrowers have little incentive to pay off fixed rate loans prior to maturity. This causes asset classes such as mortgage loans, commercial real estate and portions of the investment portfolio to experience a slow-down in principal pay offs when rates rise. This explains the difference between gap analysis showing asset sensitivity and the net interest income simulation which indicates a decrease in income as rates rise.

	Three	Over Three	One to	Three
	Months	Months to	Three	Years
	or Less	One Year	Years	or More	Total
(dollars in thousands)
Interest earning assets:
Loans and loan pool participations, net	$310,392	$223,751	$349,935	$138,426	$1,022,504
Investment securities:
Taxable investments	32,164	80,357	122,878	156,546	391,945
Tax exempt investments	1,466	24,419	29,412	88,874	144,171
Total investment securities	33,630	104,776	152,290	245,420	536,116
Federal funds and interest-bearing balances	4,468	—	—	—	4,468
Total interest earning assets	$348,490	$328,527	$502,225	$383,846	$1,563,088

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$148,082	$—	$103,009	$481,924	$733,015
Time certificates of deposit	93,637	218,368	225,011	36,611	573,627
Total deposits	241,719	218,368	328,020	518,535	1,306,642
Federal funds purchased and repurchase agreements	56,873	334	—	—	57,207
Federal Home Loan Bank borrowings	4,000	21,000	80,014	35,000	140,014
Other long-term debt	7,732	—	7,732	—	15,464
Total interest-bearing liabilities	$310,324	$239,702	$415,766	$553,535	$1,519,327
Interest sensitivity gap per period	$38,166	$88,825	$86,459	$(169,689)
Cumulative interest sensitivity gap	$38,166	$126,991	$213,450	$43,761
Interest sensitivity gap ratio	1.12	1.37	1.21	0.69
Cumulative interest sensitivity gap ratio	1.12	1.23	1.22	1.03

In the table above, NOW accounts and savings deposits are allocated across the repricing buckets based on deposit studies of account behavior.

MidWestOne's funds management policy requires the subsidiary bank to maintain a cumulative rate-sensitivity ratio of 0.75 to 1.25 in the one-year timeframe. As of December 31, 2011, the Bank was within all of its interest rate risk guidelines.
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
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Des Moines, Iowa
March 9, 2012

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(in thousands)

	2011	2010
ASSETS
Cash and due from banks	$28,155	$13,720
Interest-bearing deposits in banks	4,468	6,077
Federal funds sold	—	726
Cash and cash equivalents	32,623	20,523
Investment securities:
Available for sale	534,080	461,954
Held to maturity (fair value 2011 $2,042; 2010 $4,086)	2,036	4,032
Loans held for sale	1,955	702
Loans	986,173	938,035
Allowance for loan losses	(15,676)	(15,167)
Net loans	970,497	922,868
Loan pool participations, net	50,052	65,871
Premises and equipment, net	26,260	26,518
Accrued interest receivable	10,422	10,648
Other intangible assets, net	10,247	11,143
Bank-owned life insurance	27,723	26,772
Other real estate owned	4,033	3,850
Deferred income taxes	3,654	6,430
Other assets	21,662	19,948
Total assets	$1,695,244	$1,581,259
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$161,287	$129,978
Interest-bearing checking	499,905	442,878
Savings	71,823	74,826
Certificates of deposit under $100,000	346,858	380,082
Certificates of deposit $100,000 and over	226,769	191,564
Total deposits	1,306,642	1,219,328
Federal funds purchased	8,920	—
Securities sold under agreements to repurchase	48,287	50,194
Federal Home Loan Bank borrowings	140,014	127,200
Deferred compensation liability	3,643	3,712
Long-term debt	15,464	15,464
Accrued interest payable	1,530	1,872
Other liabilities	14,250	5,023
Total liabilities	1,538,750	1,422,793
Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000.00 per share; authorized 500,000 shares; no shares issued and outstanding at December 31, 2011 and 16,000 shares issued and outstanding at December 31, 2010	—	15,767
Common stock, $1 par value; authorized 15,000,000 shares at December 31, 2011 and December 31, 2010; issued 8,690,398 shares at December 31, 2011 and December 31, 2010; outstanding 8,529,530 shares at December 31, 2011 and 8,614,790 shares at December 31, 2010	8,690	8,690
Additional paid-in capital	80,333	81,268
Treasury stock at cost, 160,868 shares at December 31, 2011 and 75,608 shares at December 31, 2010	(2,312)	(1,052)
Retained earnings	66,299	55,619
Accumulated other comprehensive income (loss)	3,484	(1,826)
Total shareholders' equity	156,494	158,466
Total liabilities and shareholders' equity	$1,695,244	$1,581,259

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010, and 2009
(in thousands, except per share amounts)

	2011	2010	2009
Interest income:
Interest and fees on loans	$52,163	$54,731	$58,697
Interest and discount on loan pool participations	1,108	2,631	1,809
Interest on bank deposits	36	34	11
Interest on federal funds sold	1	6	47
Interest on investment securities:
Taxable securities	10,934	9,667	8,797
Tax-exempt securities	4,339	3,912	3,997
Total interest income	68,581	70,981	73,358
Interest expense:
Interest on deposits:
Interest-bearing checking	3,891	4,260	4,501
Savings	200	183	213
Certificates of deposit under $100,000	7,920	9,538	11,871
Certificates of deposit $100,000 and over	3,311	3,599	5,026
Total interest expense on deposits	15,322	17,580	21,611
Interest on federal funds purchased	8	6	11
Interest on securities sold under agreements to repurchase	264	297	453
Interest on Federal Home Loan Bank borrowings	3,494	4,650	5,450
Interest on other borrowings	38	49	60
Interest on long-term debt	657	534	658
Total interest expense	19,783	23,116	28,243
Net interest income	48,798	47,865	45,115
Provision for loan losses	3,350	5,950	7,725
Net interest income after provision for loan losses	45,448	41,915	37,390
Noninterest income:
Trust, investment, and insurance fees	4,537	4,556	4,180
Service charges and fees on deposit accounts	3,702	4,042	3,988
Mortgage origination and loan servicing fees	2,691	3,506	2,770
Other service charges, commissions and fees	2,540	2,563	2,386
Bank-owned life insurance income	951	685	778
Impairment losses on investment securities	—	(189)	(2,404)
Gain on sale or call of available for sale securities	490	453	813
(Loss) gain on sale of premises and equipment	(195)	(709)	8
Total noninterest income	14,716	14,907	12,519
Noninterest expense:
Salaries and employee benefits	23,194	23,170	23,152
Net occupancy and equipment expense	6,537	6,566	6,961
Professional fees	2,825	2,734	3,635
Data processing expense	1,670	1,702	1,844
FDIC Insurance expense	1,612	2,850	3,244
Amortization of intangible assets	896	1,029	1,141
Other operating expense	5,501	5,238	5,602
Total noninterest expense	42,235	43,289	45,579
Income before income tax expense	17,929	13,533	4,330
Income tax expense (benefit)	4,612	3,403	(79)
Net income	$13,317	$10,130	$4,409
Less: Preferred stock dividends and discount accretion	$645	$868	$779
Net income available to common shareholders	$12,672	$9,262	$3,630
Earnings per share:
Basic	$1.47	$1.08	$0.42
Diluted	$1.47	$1.07	$0.42

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2011, 2010, and 2009
(in thousands)

	2011	2010	2009
Net income	$13,317	$10,130	$4,409

Other comprehensive income (loss), before tax:

Unrealized holding gains (losses) arising during period	11,818	(1,753)	7,078
Less: Reclassification adjustment for gains included in net income	(490)	(453)	(813)
Unrealized gains (losses) on available for sale securities	11,328	(2,206)	6,265

Cumulative effect of FASB ASC 320	—	—	(5,209)

Net (loss) gain arising during period	(2,970)	(376)	919
Plus: Amortization of net actuarial gains included in net periodic pension cost	155	114	180
Less: Amortization of transition obligation included in net periodic pension cost	(41)	(41)	(41)
Defined benefit pension plans	(2,856)	(303)	1,058
Other comprehensive income (loss), before tax	8,472	(2,509)	2,114
Income tax expense (benefit) related to items of other comprehensive income	$3,162	$(939)	$797
Other comprehensive income (loss), net of tax	$5,310	$(1,570)	$1,317
Comprehensive income	$18,627	$8,560	$5,726
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2011, 2010, and 2009
(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$—	$8,690	$80,757	$(1,215)	$43,683	$(1,573)	$130,342
Net income	—	—	—	—	4,409	—	4,409
Effect of adoption of FASB ASC 320 on retained earnings, net of tax	—	—	—	—	3,266	—	3,266
Dividends paid on common stock ($0.30 per share)	—	—	—	—	(2,602)	—	(2,602)
Dividends paid on preferred stock	—	—	—	—	(620)	—	(620)
Release/lapse of restriction on RSUs (2,278 shares)	—	—	(32)	32	—	—	—
Issuance of preferred shares (16,000 shares)	15,642	—	—	—	—	—	15,642
Common warrants issued	—	—	358	—	—	—	358
Preferred stock discount accretion	57	—	—	—	(57)	—	—
Stock compensation	—	—	96	—	—	—	96
Other comprehensive income, net of tax	—	—	—	—	—	1,317	1,317
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Net income	—	—	—	—	10,130	—	10,130
Dividends paid on common stock ($0.20 per share)	—	—	—	—	(1,722)	—	(1,722)
Dividends paid on preferred stock	—	—	—	—	(800)	—	(800)
Stock options exercised (3,953 shares)	—	—	(23)	53	—	—	30
Release/lapse of restriction on RSUs (5,604 shares)	—	—	(78)	78	—	—	—
Preferred stock discount accretion	68	—	—	—	(68)	—	—
Stock compensation	—	—	190	—	—	—	190
Other comprehensive loss, net of tax	—	—	—	—	—	(1,570)	(1,570)
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Net income	—	—	—	—	13,317	—	13,317
Dividends paid on common stock ($0.22 per share)	—	—	—	—	(1,891)	—	(1,891)
Dividends paid on preferred stock	—	—	—	—	(513)	—	(513)
Stock options exercised (6,832 shares)	—	—	(17)	97	—	—	80
Release/lapse of restriction on RSUs (10,850 shares)	—	—	(138)	141	—	—	3
Preferred stock discount accretion	233	—	—	—	(233)	—	—
Redemption of preferred stock (16,000 shares)	(16,000)	—	—	—	—	—	(16,000)
Repurchase of common stock warrant	—	—	(1,000)	—	—	—	(1,000)
Repurchase of common stock (102,190 shares)	—	—	—	(1,498)	—	—	(1,498)
Stock compensation	—	—	220	—	—	—	220
Other comprehensive income, net of tax	—	—	—	—	—	5,310	5,310
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$66,299	$3,484	$156,494

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009, and 2008
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$13,317	$10,130	$4,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,350	5,950	7,725
Depreciation, amortization and accretion	5,322	5,742	5,844
Loss (gain) on sale of premises and equipment	195	709	(8)
Deferred income taxes	(386)	(329)	(2,284)
Stock-based compensation	220	190	96
Net gain on sale or call of available for sale securities	(490)	(453)	(813)
Net (gain) loss on sale of other real estate owned	(194)	(301)	184
Net gain on sale of loans held for sale	(1,324)	(1,942)	(1,929)
Writedown of other real estate owned	132	112	232
Other-than-temporary impairment of investment securities	—	189	2,404
Pension plan contribution	—	(2,000)	—
Origination of loans held for sale	(108,846)	(172,209)	(223,146)
Proceeds from sales of loans held for sale	108,917	174,657	229,146
Decrease in accrued interest receivable	226	886	202
Increase in cash value of bank-owned life insurance	(951)	(654)	(778)
Increase in other assets	(1,714)	(557)	(3,747)
(Decrease) increase in deferred compensation liability	(69)	(120)	2,246
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	6,030	478	(7,975)
Net cash provided by operating activities	$23,735	$20,478	$11,808
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$—	$16,948	$50,179
Proceeds from maturities and calls of available for sale securities	135,954	176,160	74,039
Purchases of available for sale securities	(198,364)	(296,271)	(211,794)
Proceeds from maturities and calls of held to maturity securities	2,000	3,966	1,876
Purchases of held to maturity securities	—	—	(1,814)
(Increase) decrease in loans	(52,848)	20,480	37,457
Decrease in loan pool participations, net	15,819	17,181	9,880
Purchases of premises and equipment	(2,749)	(3,339)	(3,075)
Proceeds from sale of other real estate owned	1,748	3,717	2,558
Proceeds from sale of premises and equipment	297	2,426	51
Purchases of bank-owned life insurance	—	(8,000)	—
Net cash used in investing activities	$(98,143)	$(66,732)	$(40,643)
Cash flows from financing activities:
Net increase in deposits	$87,314	$39,460	$51,679
Net increase (decrease) in federal funds purchased	8,920	(1,875)	(11,175)
Net increase (decrease) in securities sold under agreements to repurchase	(1,907)	7,096	(1,151)
Proceeds from Federal Home Loan Bank borrowings	56,000	40,000	27,900
Repayment of Federal Home Loan Bank borrowings	(43,000)	(43,000)	(56,482)
Stock options exercised	83	30	—
Payments on long-term debt	—	—	(52)
Dividends paid	(2,404)	(2,522)	(3,222)
Repurchase of common stock	(1,498)	—	—
Issuance of preferred stock	—	—	16,000
Redemption of preferred stock	(16,000)	—	—
Repurchase of common stock warrant	(1,000)	—	—
Net cash provided by financing activities	$86,508	$39,189	$23,497
Net increase (decrease) in cash and cash equivalents	$12,100	$(7,065)	$(5,338)
Cash and cash equivalents:
Beginning of period	20,523	$27,588	$32,926
Ending balance	$32,623	$20,523	$27,588
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$20,124	$23,493	$23,408
Income taxes	4,172	4,837	829
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,869	$3,743	$5,613

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

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

Certain significant estimates: The allowance for loan losses, estimated discount rate and expected long-term rate of return used in actuarial determination of pension plan asset or liability, and the fair values of investment securities and other financial instruments involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly-owned subsidiaries which include MidWestOne Bank, a state chartered bank whose primary federal regulator is the Federal Deposit Insurance Corporation, and MidWestOne Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements.

In the normal course of business, MidWestOne may enter into a transaction with a variable interest entity (“VIE”). VIEs are legal entities whose investors lack the ability to make decisions about the entity's activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires MidWestOne to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate the VIE. MidWestOne does not have any ownership interest in or exert any control over the entity, and thus it is not included in the consolidated financial statements. The investment in non-marketable loan participation certificates for which MidWestOne does not have the ability to exert significant influence are accounted for using the cost method.

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, amounts due from banks, and federal funds sold. Cash flows from portfolio loans originated by the Bank, deposits, federal funds purchased, and securities sold under agreements to repurchase are reported net.

Cash receipts and cash payments resulting from acquisitions and sales of loans originated for sale are classified as operating cash flows on a gross basis in the consolidated statements of cash flows. In 2010 and 2009 the Company reported the cash receipts and cash payments from acquisitions and sales of such loans net in the operating section of the consolidated statements of cash flows. The Company has adjusted the prior period cash flows for the immaterial error in presentation.

Cash contributions to defined benefit pension plans are classified as operating cash flows in the consolidated statements of cash flows. In 2010 the Company reported the $2.0 million contribution in the financing section of the consolidated statements of cash flows. The Company has adjusted the prior period cash flows for the immaterial error in presentation.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Increases in the cash surrender value of bank-owned life insurance (BOLI) are presented within the reconciliation of net income to cash flows provided by operating activities in the consolidated statements of cash flows. In 2009 and 2010 the Company reported this item in the investing section of the consolidated statements of cash flows. The Company has adjusted the prior period cash flows for the immaterial error in presentation

Investment securities: Certain debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

The Company carries its investment securities at fair value and in accordance with the requirements of ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company's own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company's future financial condition and results of operations. ASC 820, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) is discussed in more detail in Note 17 to the consolidated financial statements. Available for sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity until realized.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due, unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.

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

Loan Pool Participations: The Company acquired its loan pool participations from the Former MidwestOne during the merger and continued in this business following the merger. However, in 2010, the Company made the decision to exit this line of business and is thus not purchasing new loan pool participations as existing pools pay down. The pools consist of loans to borrowers located throughout the United States.

The Company carries its investment in the loan pools as a separate earning asset on the balance sheet. Principal or interest restructures, write-downs, or write-offs within the pools are not included in the Company's disclosures for its loan portfolio, and foreclosed property from loans associated with the pools is not included in other real estate owned on the consolidated balance sheet. The loan pool participations are managed by a non-affiliate servicer operating in Omaha, Nebraska.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company invested in pools consisting of both performing loans and past-due nonperforming loans. The price bid and paid for such a loan pool was determined based on the composition of the particular pool, the amounts the servicer believed could be collected on such a pool, and the risks associated with the collection of such amounts.

Upon the acquisition of a participation interest in a loan pool, the Company assumed the risk of loss on a pro-rata basis. The extent of such risk is dependent on a number of factors, including the servicer's ability to locate the debtors, the debtors' financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the servicer's ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

A cost "basis" was assigned to each individual loan acquired on a cents per dollar (discounted price) based on the servicer's assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectability and a lower basis to those loans identified as having little or no potential for collection.

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

The loan pool participations acquired are accounted for in accordance with the provisions of ASC Topic 310.

ASC Topic 310 provides guidance on the accounting for purchased loans that show evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. ASC Topic 310 generally requires that the excess of the estimated cash flows expected to be collected on the loan over the initial investment be accreted over the estimated remaining life of loan.

According to the ASC Topic 310, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan should be accounted for as a nonaccrual status applying the cash basis income recognition to the loan.

The Company has developed and implemented procedures to determine if accretion of the discount ("accretable yield") on the purchased loans in a pool is required under ASC Topic 310. Given the impaired nature of the loan pools typically purchased, the individual loans were evaluated for ASC Topic 310 purposes by the end of a six-month window from the date of purchase. This provided time to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans were evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower's financial condition. If all the criteria were met, the Company will utilize the accounting treatment for that individual loan required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash-basis of accounting.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income is only recognized when collected and actually remitted to the Company by the servicer for those loans subject to nonaccrual status in accordance with ASC Topic 310. Many of the pools that have been purchased by the servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the servicer is reflected in the Company's consolidated financial statements as interest income and is included as part of interest and discount on loan pool participations.

Loans held for sale and immaterial correction of prior period: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Allowance for loan losses: The allowance for loan losses is established as losses estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired as well as loans meeting the definition of a troubled debt restructuring, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition: Trust fees, deposit account service charges and other fees are recognized when payment is received for the services (cash basis), which generally occurs at the time the services are provided.

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

Other real estate owned: Other real estate owned acquired in satisfaction of loans is recorded at the lower of cost or fair value less estimated costs of disposal. When a property is acquired, the excess of the recorded investment in the property over its estimated fair value, less estimated costs of disposal, if any, is charged to the allowance for loan losses.

Subsequent declines in the estimated fair value are recorded in a valuation allowance account. Additions to or reductions from valuation allowances, along with net operating results of the property, are included in other operating expenses.

Mortgage servicing rights: Mortgage servicing rights are recorded at fair value based on assumptions through a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value, net of surrender and other charges, with increases/decreases reflected as income/expense in the consolidated statements of operations.

Employee benefit plans: Annual expense of a defined benefit pension plan includes service cost (measured by projected unit credit method), interest on the projected benefit obligation, actual return on plan assets and other amortization and deferred amounts. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Company monitors the assumptions and updates them annually. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimates. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated. Deferred benefits under a salary continuation plan are charged to expense during the period in which the participating employees attain full eligibility.

Stock-based compensation: Compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant. The exercise price of options or fair value of nonvested shares granted under the Company's incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock based incentive awards has been negligible.

Income taxes: The Company files a consolidated federal income tax return. Income tax expense is generally allocated as if the Company and its subsidiaries file separate income tax returns. For state purposes, the Bank files a franchise tax return and the remaining entities file a consolidated income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2011 and 2010.

Any interest and penalties related to income taxes would be recorded as other operating expense in the consolidated statements of operations.

Preferred Stock: On January 23, 2009, the shareholders of the Company approved a proposal to amend the Company's articles of incorporation to authorize the issuance of up to 500,000 shares of preferred stock. On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Stock"), together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16.0 million. Upon issuance, the fair values of the senior preferred stock and the common stock warrants were computed as if the securities were issued on a stand-alone basis.

On July 6, 2011, the Company announced that it had repurchased the 16,000 shares of Preferred Stock issued to the Treasury under the CPP for an aggregate repurchase price of $16.1 million including accrued interest.

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

On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company's outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. On October 18, 2011, our Board of Directors amended the Company's share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. For the year of 2011 we repurchased a total of 102,190 shares of common stock at a cost of $1.5 million, with $4.2 million remaining in the current share repurchase program at December 31, 2011 .

Trust assets: Trust assets, other than cash deposits held by the Bank in a fiduciary or agency capacity for its customers, are not included in the accompanying consolidated financial statements because such accounts are not assets of the Bank.

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, and are outlined in the consolidated statements of comprehensive income.

The components of accumulated other comprehensive income, included in shareholders' equity, are as follows:

	Year Ended December 31,
	2011	2010	2009
(in thousands)
Unrealized gains on securities available for sale	$16,722	$5,394	$7,600
Cumulative effect of FASB ASC 320	(5,209)	(5,209)	(5,209)
Unrealized loss on pension	(5,969)	(3,113)	(2,810)
Accumulated other comprehensive income (loss)	5,544	(2,928)	(419)
Income tax expense (benefit) related to items of other comprehensive income	2,060	(1,102)	(163)
Accumulated other comprehensive income (loss), net of tax	$3,484	$(1,826)	$(256)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2011:
U.S. Government agencies and corporations	$55,851	$1,142	$(12)	$56,981
State and political subdivisions	209,094	10,222	(55)	219,261
Mortgage-backed securities and collateralized mortgage obligations	238,641	6,161	—	244,802
Corporate debt securities	12,578	203	(1,176)	11,605
Total debt securities	516,164	17,728	(1,243)	532,649
Other equity securities	1,194	237	—	1,431
Total investment securities	$517,358	$17,965	$(1,243)	$534,080

December 31, 2010:
U.S. Government agencies and corporations	$79,181	$1,492	$(339)	$80,334
State and political subdivisions	187,847	3,994	(1,753)	190,088
Mortgage-backed securities and collateralized mortgage obligations	177,453	2,743	(412)	179,784
Corporate debt securities	10,896	349	(973)	10,272
Total debt securities	455,377	8,578	(3,477)	460,478
Other equity securities	1,183	296	(3)	1,476
Total investment securities	$456,560	$8,874	$(3,480)	$461,954

The amortized cost and fair value of investment securities held-to-maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2011:
State and political subdivisions	$1,119	$2	$—	$1,121
Mortgage-backed securities	46	4	—	50
Corporate debt securities	871	—	—	871
Total	$2,036	$6	$—	$2,042

December 31, 2010:
State and political subdivisions	$3,115	$49	$—	$3,164
Mortgage-backed securities	50	5	—	55
Corporate debt securities	867	—	—	867
Total	$4,032	$54	$—	$4,086

Investment securities with a carrying value of $143.5 million and $84.8 million at December 31, 2011 and 2010, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents information pertaining to securities with gross unrealized losses as of December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$5,412	$12	$—	$—	$5,412	$12
State and political subdivisions	14	3,449	46	866	9	4,315	55
Corporate debt securities	6	4,975	210	806	966	5,781	1,176
Other equity securities	—	—	—	—	—	—	—
Total	21	$13,836	$268	$1,672	$975	$15,508	$1,243

		As of December 31, 2010
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$12,828	$339	$—	$—	$12,828	$339
State and political subdivisions	93	53,326	1,750	112	3	53,438	1,753
Mortgage-backed securities and collateralized mortgage obligations	9	77,115	412	—	—	77,115	412
Corporate debt securities	4	799	973	—	—	799	973
Other equity securities	1	71	3	—	—	71	3
Total	109	$144,139	$3,477	$112	$3	$144,251	$3,480

The Company's assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. As of April 1, 2009, the Company adopted the amended provisions of FASB ASC Topic 320. This changed the accounting for other-than-temporary impairments of debt securities and separates the impairment into credit-related and other factors. In accordance with the new guidance, the non-credit-related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income at the beginning of the quarter ended June 30, 2009. In 2008, $6.2 million in other-than-temporary impairment charges were recognized, of which $5.2 million related to noncredit-related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $5.2 million, or $3.3 million net of tax.

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

At December 31, 2011, approximately 61% of the municipal obligations held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of December 31, 2011 and 2010.

At December 31, 2011, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of this date totaled $1.8 million after other-than-

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

temporary impairment charges of $6.2 million during 2008, $1.6 million during 2009, and $0.2 million in 2010. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems and a pre-tax charge to earnings of $6.2 million was recorded in the fourth quarter of 2008. Due to continued market deterioration in these securities during 2009 and 2010, additional pre-tax charges to earnings of $1.6 million was recorded during 2009 and $0.2 million in 2010. No additional charges have been recognized during 2011.The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other-than-temporary impairment. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.

As of December 31, 2011, the Company also owned $1.4 million of equity securities in banks and financial service-related companies. Equity securities are considered to have other-than-temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. During 2011, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	Year Ended December 31,
	2011	2010
(in thousands)
Beginning balance	$2,802	$2,613
Additional credit losses:
Securities with no previous other than temporary impairment	—	—
Securities with previous other than temporary impairments	—	189
Ending balance	$2,802	$2,802

It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy and the financial condition of some of the issuers deteriorate and the liquidity of these securities remains depressed. As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company's consolidated statements of operations.

The contractual maturity distribution of investment debt securities at December 31, 2011, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$27,522	$27,765	$250	$250
Due after one year through five years	99,035	102,402	869	871
Due after five years through ten years	89,094	93,727	—	—
Due after ten years	61,872	63,953	871	871
Mortgage-backed securities and collateralized mortgage obligations	238,641	244,802	46	50
Total	$516,164	$532,649	$2,036	$2,042

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Other equity securities available for sale with an amortized cost of $1.2 million and a fair value of $1.4 million are excluded from this table.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no sales of investment securities available for sale during 2011. During 2010 and 2009 sale proceeds were $16.9 million and $50.2 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Year Ended December 31,
	2011	2010	2009
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$490	$617	$795
Gross realized losses	—	(1)	—
Other-than-temporary impairment	—	(189)	(1,628)
	490	427	(833)
Equity securities:
Gross realized gains	—	50	37
Gross realized losses	—	(213)	(19)
Other-than-temporary impairment	—	—	(776)
	—	(163)	(758)
Total net realized gains and losses	$490	$264	$(1,591)

Realized gains during 2011 were the result of the accelerated maturity of certain debt securities possessing a call feature.

Note 3.	Loans Receivable and the Allowance for Loan Losses

The composition of loans and loan pool participations, and changes in the allowance for loan losses by portfolio segment, as of and for the years ended December 31, 2011 and 2010, were as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	For the Years Ended December 31, 2011 and 2010
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Allowance for loan losses:
Individually evaluated for impairment	$247	$793	$272	$252	$8	$—	$1,572
Collectively evaluated for impairment	962	4,587	4,899	3,249	159	248	14,104
Total	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Loans acquired with deteriorated credit quality (loan pool participations)	$7	$219	$666	$346	$56	$840	$2,134
Loans receivable
Individually evaluated for impairment	$4,776	$2,550	$9,619	$2,736	$58	$—	$19,739
Collectively evaluated for impairment	84,522	238,636	386,420	236,112	20,744	—	966,434
Total	$89,298	$241,186	$396,039	$238,848	$20,802	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$90	$3,793	$30,523	$5,694	$124	$11,962	$52,186

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2010
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$100	$10	$—	$—	$110
Collectively evaluated for impairment	827	4,540	5,155	2,766	323	1,446	15,057
Total	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Loans acquired with deteriorated credit quality (loan pool participations)	$27	$368	$658	$259	$164	$658	$2,134
Loans receivable
Individually evaluated for impairment	$3,271	$1,749	$6,618	$991	$52	$—	$12,681
Collectively evaluated for impairment	81,319	210,481	386,624	225,003	21,927	—	925,354
Total	$84,590	$212,230	$393,242	$225,994	$21,979	$—	$938,035
Loans acquired with deteriorated credit quality (loan pool participations)	$409	$6,611	$40,549	$7,376	$312	$12,748	$68,005

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2011, 2010, and 2009
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(425)	(1,440)	(1,280)	(503)	(153)	—	(3,801)
Recoveries	67	573	144	33	143	—	960
Provision	740	1,707	1,052	1,195	(146)	(1,198)	3,350
Ending balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
2010
Beginning balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957
Charge-offs	(1,347)	(1,500)	(1,481)	(441)	(320)	—	(5,089)
Recoveries	5	96	150	58	40	—	349
Provision	1,070	2,476	179	747	207	1,271	5,950
Ending balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
2009
Beginning balance	$863	$2,811	$4,710	$2,665	$323	$(395)	$10,977
Charge-offs	(227)	(2,286)	(736)	(1,529)	(232)	—	(5,010)
Recoveries	19	105	36	75	30	—	265
Provision	444	2,838	2,397	1,201	275	570	7,725
Ending balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957

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

Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and financial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company's ability to establish relationships with the area's largest businesses. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the United States economy does not meaningfully improve, this could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

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

Consumer - Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default.  Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles, mobile homes, and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. In addition, a decline in the United States economy could result in reduced employment, impacting the ability of customers to repay their obligations.

Loans acquired with deteriorated credit quality (loan pool participations) - The underlying loans in the loan pool participations include both fixed-rate and variable-rate instruments. No amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Loan pool balances are affected by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower's financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general.

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

The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated losses without eroding the Company's capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company's policy permits an "unallocated" allowance between 15% above and 5% below the “indicated reserve.” These unallocated amounts are present due to the inherent imprecision in the ALLL calculation.

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

The level of individual impairment is measured using one of the following methods: (1) the fair value of the collateral less costs to sell; (2) the present value of expected future cash flows, discounted at the loan's effective interest rate; or (3) the loan's observable market price. Loans that are deemed fully collateralized or have been charged down to a level corresponding with any three of the measurements require no assignment of reserves from the ALLL.

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

The following table sets forth information on the Company's troubled debt restructurings by class of financing receivable occurring during the stated periods:

	For the Years Ended December 31,
	2011			2010			2009
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	2	$3,823	$3,323	—	$—	$—
Commercial and industrial	1	53	53	—	—	—	4	1522	835
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Commercial real estate:
Construction & development	1	607	607	—	—	—	—	—	—
Farmland	—	—	—	1	348	348	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate-other	6	2,471	2,471	2	2,246	2,246	4	898	889
Total commercial real estate	7	3,078	3,078	3	2,594	2,594	4	898	889
Residential real estate:
One- to four- family first liens	1	194	194	1	117	120	1	50	50
One- to four- family junior liens	—	—	—	1	53	53	—	—	—
Total residential real estate	1	194	194	2	170	173	1	50	50
Consumer	—	—	—	—	—	—	1	27	29
Total	9	$3,325	$3,325	7	$6,587	$6,090	10	$976.522	$1,803

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, one commercial and industrial loan was added to the troubled debt restructure (TDR) loan classification due to a partial charge-off of its outstanding principal and an adjustment to its terms granting a below market interest rate. Likewise, a construction and development loan was also added due to a partial balance charge-off and interest rate concession. Four commercial real estate loans to the same borrower were classified as new TDRs during 2011 due to the extension of a forbearance agreement and the granting of a below market interest rate. These four credits also experienced a payment default during 2011. One commercial real estate loan that was a new TDR during 2011 due to a below market interest rate was on non-accrual at year-end. One- to four- family first lien restructures increased by one loan due to an interest rate concession. A commercial real estate loan TDR that was on non-accrual at December 31, 2010, was rewritten with a rate concession and had additional funds advanced in 2011, and is being reported as a new TDR.

During the year ended December 31, 2010, two agricultural loans had been added to the restructured classification due to the modification of loan guarantees, a charge-off of $500,000, and both notes being at below market interest rates with interest-only payments being required. One farmland loan related to the agricultural credits was also classified as a TDR due to having the interest rate modified to a below market rate. A commercial real estate loan became a TDR due to an interest rate concession. A residential real estate first lien was identified as a TDR in 2010, having been granted a below market interest rate with normally required private mortgage insurance being waived. It is considered a workout situation by management. Finally, one home equity loan was designated a TDR due to a partial charge-off of the principal balance.

During the year ended December 31, 2009, one commercial loan was added as the result of a modification of a loan guaranty from unlimited to a stated dollar amount in consideration of a cash payment. The loan was also granted a below market interest rate for two years, and has performed as agreed through December 31, 2011. Two additional commercial loans, both related to the same borrower, were added during 2009. Both of these loans were modified to interest-only payments to ease the borrower's cash flow issues. They were rewritten to amortize at full market terms in 2010. Four commercial real estate loans that were identified as TDRs in 2009 related to a single entity. These loans were changed to interest-only payments as a result of numerous forbearance agreements which were initiated during the year while the guarantors went through bankruptcy. The borrower performed as agreed, returned to full market terms in 2010. An additional commercial loan was added in 2009 because payments were changed to interest-only to assist with a cash flow shortage. One residential real estate loan was added, and was related to a guaranty from a failed business. This borrower subsequently defaulted on repayment in 2010. One consumer loan was added in 2009. The maturity date was extended three years and the monthly payment was decreased on this consolidation of three loans. This borrower subsequently defaulted in 2010.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Years Ended December 31,
	2011		2010		2009
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Agricultural	—	$—	—	$—	—	$—
Commercial and industrial	—	—	—	—	1	129
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5	1,388	2	1,704	1	271
Total commercial real estate	5	1,388	2	1,704	1	271
Residential real estate:
One- to four- family first liens	—	—	2	87	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	2	87	—	—
Consumer	—	—	1	28	—	—
Total	5	$1,388	5	$1,819	2	$400

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Reviewed Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type (i.e. commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e. pass, special mention, and substandard). Homogeneous loans past due 60-89 days and 90+ days, are classified special mention and substandard, respectively, for allocation purposes.

The Company's historical loss experiences for each loan type segment is calculated using the fiscal year end data for the most recent five years as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause estimated losses to vary from historical data are incorporated in the form of adjustments to increase or decrease the loss rate applied to a group(s). These adjustments are documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurements assumptions.

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

The items discussed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, loans classified as substandard loans carry exponentially greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, loans identified as substandard “performing collateral deficient” are reserved at 12 times the pass allocation due to the perceived additional risk for such credits.

The Allowance for Loan and Lease Losses - Loan Pool Participations
The Company requires that the loan pool participation ALLL will be at least sufficient to cover the next quarter's estimated charge-offs as presented by the servicer. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter's charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer is greater than the loan pool ALLL, an additional provision is made to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company's loans and loan pool participations by internally assigned credit quality indicators at December 31, 2011 and 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
(in thousands)
2011
Agricultural	$82,529	$1,328	$5,441	$—	$—	$89,298
Commercial and industrial	206,053	16,611	17,326	—	—	239,990
Credit cards	934	—	—	—	—	934
Overdrafts	560	179	146	—	—	885
Commercial real estate:
Construction & development	57,940	9,121	6,197	—	—	73,258
Farmland	68,119	3,193	3,142	—	—	74,454
Multifamily	34,142	318	259	—	—	34,719
Commercial real estate-other	189,077	18,149	6,382	—	—	213,608
Total commercial real estate	349,278	30,781	15,980	—	—	396,039
Residential real estate:
One- to four- family first liens	164,504	6,564	4,361	—	—	175,429
One- to four- family junior liens	62,493	336	590	—	—	63,419
Total residential real estate	226,997	6,900	4,951	—	—	238,848
Consumer	19,969	49	161	—		20,179
Total	$886,320	$55,848	$44,005	$—	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$26,677	$—	$25,477	$—	$32	$52,186
2010
Agricultural	$73,244	$2,577	$8,769	$—	$—	$84,590
Commercial and industrial	175,871	18,015	17,448	—	—	211,334
Credit cards	655	—	—	—	—	655
Overdrafts	290	75	126	—	—	491
Commercial real estate:
Construction & development	50,980	17,104	5,231	—	—	73,315
Farmland	67,223	3,858	5,264	—	—	76,345
Multifamily	32,933	335	183	—	—	33,451
Commercial real estate-other	183,675	17,374	9,082	—	—	210,131
Total commercial real estate	334,811	38,671	19,760	—	—	393,242
Residential real estate:
One- to four- family first liens	144,898	6,209	5,775	—	—	156,882
One- to four- family junior liens	68,241	364	507	—	—	69,112
Total residential real estate	213,139	6,573	6,282	—	—	225,994
Consumer	21,338	120	271		—	21,729
Total	$819,348	$66,031	$52,656	$—	$—	$938,035
Loans acquired with deteriorated credit quality (loan pool participations)	$39,928	$—	$27,956	$—	$121	$68,005

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

Loss - Loans classified loss are generally considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the amounts and categories of the Company's impaired loans as of December 31, 2011 and 2010:

	As of December 31,
	2011			2010
	Recorded Investment*	Unpaid Principal Balance	Related Allowance	Recorded Investment*	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$2,928	$2,892	$—	$3,294	$3,271	$—
Commercial and industrial	1,129	1,129	—	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	831	831	—	387	387	—
Farmland	3,730	3,723	—	3,875	3,866	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,456	2,454	—	1,917	1,918	—
Total commercial real estate	7,017	7,008	—	6,179	6,171	—
Residential real estate:
One- to four- family first liens	1,319	1,318	—	964	964	—
One- to four- family junior liens	72	72	—	11	11	—
Total residential real estate	1,391	1,390	—	975	975	—
Consumer	26	26	—	52	52	—
Total	$12,491	$12,445	$—	$11,986	$12,218	$—
With an allowance recorded:
Agricultural	$1,713	$1,884	$247	$—	$—	$—
Commercial and industrial	1,432	1,421	793	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	856	854	129	451	447	100
Farmland	326	326	14	—	—	—
Multifamily	259	259	10	—	—	—
Commercial real estate-other	1,175	1,172	119	—	—	—
Total commercial real estate	2,616	2,611	272	451	447	100
Residential real estate:
One- to four- family first liens	1,247	1,255	216	—	—	—
One- to four- family junior liens	92	91	36	16	16	10
Total residential real estate	1,339	1,346	252	16	16	10
Consumer	32	32	8	—	—	—
Total	$7,132	$7,294	$1,572	$467	$463	$110
Total:
Agricultural	$4,641	$4,776	$247	$3,294	$3,271	$—
Commercial and industrial	2,561	2,550	793	1,486	1,749	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	1,687	1,685	129	838	834	100
Farmland	4,056	4,049	14	3,875	3,866	—
Multifamily	259	259	10	—	—	—
Commercial real estate-other	3,631	3,626	119	1,917	1,918	—
Total commercial real estate	9,633	9,619	272	6,630	6,618	100
Residential real estate:
One- to four- family first liens	2,566	2,573	216	964	964	—
One- to four- family junior liens	164	163	36	27	27	10
Total residential real estate	2,730	2,736	252	991	991	10
Consumer	58	58	8	52	52	—
Total	$19,623	$19,739	$1,572	$12,453	$12,681	$110
* - Includes accrued interest receivable.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	For the Years Ended December 31,
	2011		2010		2009
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$2,095	$54	$4,709	$(18)	$—	$—
Commercial and industrial	1,069	17	1,536	48	494	34
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	690	(15)	392	5	—	—
Farmland	3,765	149	3,866	(21)	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,263	69	2,000	107	436	15
Total commercial real estate	6,718	203	6,258	91	436	15
Residential real estate:
One- to four- family first liens	1,278	17	974	8	488	1
One- to four- family junior liens	70	2	11	1	—	—
Total residential real estate	1,348	19	985	9	488	1
Consumer	15	2	60	5	—	—
Total	$11,245	$295	$13,548	$135	$1,418	$50
With an allowance recorded:
Agricultural	$1,866	$58	$—	$—	$—
Commercial and industrial	1,392	57	—	—	1,776	103
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	776	26	475	28	612	45
Farmland	329	—	—	—	—	—
Multifamily	249	18	—	—	—	—
Commercial real estate-other	1,173	64	—	—	41	2
Total commercial real estate	2,527	108	475	28	653	47
Residential real estate:
One- to four- family first liens	1,256	32	—	—	400	24
One- to four- family junior liens	92	5	16	—	140	8
Total residential real estate	1,348	37	16	—	540	32
Consumer	34	3	—	—	46	2
Total	$7,167	$263	$491	$28	$3,015	$184
Total:
Agricultural	$3,961	$112	$4,709	$(18)	$—	$—
Commercial and industrial	2,461	74	1,536	48	2,270	137
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	1,466	11	867	33	612	45
Farmland	4,094	149	3,866	(21)	—	—
Multifamily	249	18	—	—	—	—
Commercial real estate-other	3,436	133	2,000	107	477	17
Total commercial real estate	9,245	311	6,733	119	1,089	62
Residential real estate:
One- to four- family first liens	2,534	49	974	8	888	25
One- to four- family junior liens	162	7	27	1	140	8
Total residential real estate	2,696	56	1,001	9	1,028	33
Consumer	49	5	60	5	46	2
Total	$18,412	$558	$14,039	$163	$4,433	$234

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company's past due and nonaccrual loans at December 31, 2011 and 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
(in thousands)
2011
Agricultural	$55	$284	$176	$515	$88,783	$89,298	$—
Commercial and industrial	390	1,732	1,709	3,831	236,159	239,990	537
Credit cards	5	—	—	5	929	934	—
Overdrafts	92	21	32	145	740	885	—
Commercial real estate:
Construction & development	148	—	1,159	1,307	71,951	73,258	—
Farmland	—	—	2,765	2,765	71,689	74,454	—
Multifamily	259	—	—	259	34,460	34,719	—
Commercial real estate-other	686	203	1,555	2,444	211,164	213,608	49
Total commercial real estate	1,093	203	5,479	6,775	389,264	396,039	49
Residential real estate:
One- to four- family first liens	2,316	1,373	1,916	5,605	169,824	175,429	262
One- to four- family junior liens	87	114	292	493	62,926	63,419	206
Total residential real estate	2,403	1,487	2,208	6,098	232,750	238,848	468
Consumer	211	47	34	292	19,887	20,179	—
Total	$4,249	$3,774	$9,638	$17,661	$968,512	$986,173	$1,054
2010
Agricultural	$2,910	$45	$257	$3,212	$81,378	$84,590	$12
Commercial and industrial	1,671	911	1,026	3,608	207,726	211,334	56
Credit cards	—	—	—	—	655	655	—
Overdrafts	109	15	2	126	365	491	—
Commercial real estate:
Construction & development	633	214	1,220	2,067	71,248	73,315	710
Farmland	—	—	2,869	2,869	73,476	76,345	—
Multifamily	—	—	—	—	33,451	33,451	—
Commercial real estate-other	417	42	1,290	1,749	208,382	210,131	—
Total commercial real estate	1,050	256	5,379	6,685	386,557	393,242	710
Residential real estate:
One- to four- family first liens	2,389	801	2,972	6,162	150,720	156,882	696
One- to four- family junior liens	520	85	109	714	68,398	69,112	82
Total residential real estate	2,909	886	3,081	6,876	219,118	225,994	778
Consumer	45	147	132	324	21,405	21,729	23
Total	$8,694	$2,260	$9,877	$20,831	$917,204	$938,035	$1,579

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
(in thousands)
Agricultural	$1,453	$1,805
Commercial and industrial	1,494	1,553
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction & development	1,159	765
Farmland	2,927	3,008
Multifamily	259	—
Commercial real estate-other	1,507	2,773
Total commercial real estate	5,852	6,546
Residential real estate:
One- to four- family first liens	1,959	2,361
One- to four- family junior liens	125	27
Total residential real estate	2,084	2,388
Consumer	34	113
Total	$10,917	$12,405

As of December 31, 2011, the Company had commitments to lend $0.3 million additional funds to borrowers who have TDR loans.

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2011 and 2010, is as follows:

	For the Years Ended December 31,
	2011	2010
(in thousands)
Balance at beginning of year	$65,871	$83,052
Purchases	—	2,829
Principal payments	(12,458)	(17,481)
Net charge-offs	(3,361)	(2,529)
Balance at end of year	$50,052	$65,871
Total face value at end of year	$128,626	$154,171

ASC Topic 310 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.

The Company evaluated all loans under the ASC Topic 310 criteria as of December 31, 2011 and 2010 and determined that certain loans did not meet the criteria for level-yield income recognition required by ASC Topic 310. The outstanding balance of those loans was $120.4 million with a carrying value of $45.7 million as of December 31, 2011, and $143.2 million and $59.4 million, respectively, as of December 31, 2010. Income from these loans are realized on on a cash basis, or when payments are actually received from the borrower.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding balances and carrying values as of December 31, 2011 and 2010, of the loans purchased that met the level-yield income recognition criteria under ASC Topic 310 are as follows:

	As of December 31,
	2011	2010
(in thousands)
Agricultural	$3	$120
Commercial	555	755
Real Estate:
1-4 family residences	500	600
Agricultural	53	208
Land development	15	18
Multifamily residences	608	639
Commercial	4,801	6,178
Total real estate	5,977	7,643
Loans to individuals	—	10
Total	$6,535	$8,528
Carrying amount, net of allowance of $90 and $115, respectively	$6,445	$8,413
Changes in accretable yield on the loans that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

	Accretable Yield December 31,
	2011	2010
(in thousands)
Balance at beginning of year	$4,275	$4,629
Additions	—	1,111
Accretions	(726)	(756)
Reclassifications (to)/from nonaccretable differences	(227)	(709)
Balance at end of year	$3,322	$4,275
Cash flows expected to be collected at acquisition	$13,697	$17,167
Basis in acquired loans at acquisition	8,190	10,974

Note 4.	Premises and Equipment

Premises and equipment as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
(in thousands)
Land	$5,354	$5,352
Buildings and leashold improvements	29,394	29,783
Furniture and equipment	16,234	15,186
	50,982	50,321
Accumulated depreciation and amortization	24,722	23,803
	$26,260	$26,518

Premises and equipment depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $2.7 million and $2.8 million, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Intangible Assets

Intangible assets decreased to $10.2 million as of December 31, 2011, from $11.1 million as of December 31, 2010, as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful life of the core deposit intangible, customer list intangible and insurance agency intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives.

The trade name intangible is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded on this asset in 2011, 2010, or 2009.

The following table summarizes the amounts and carrying values of intangible assets as of December 31, 2011 and 2010:

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
(dollars in thousands)	(years)
December 31, 2011
Other intangible assets:
Insurance agency intangible	9	$1,320	$590	$730
Core deposit premium	7	5,433	3,186	2,247
Trade name intangible	—	7,040	—	7,040
Customer list intangible	12	330	100	230
Total		$14,123	$3,876	$10,247

December 31, 2010
Other intangible assets:
Insurance agency intangible	10	$1,320	$434	$886
Core deposit premium	8	5,433	2,470	2,963
Trade name intangible	—	7,040	—	7,040
Customer list intangible	13	330	76	254
Total		$14,123	$2,980	$11,143

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Customer
	Agency	Deposit	List
	Intangible	Premium	Intangible	Totals
(in thousands)
Year ended December 31,
2012	$139	$617	$23	$779
2013	122	519	22	663
2014	105	420	22	547
2015	89	321	21	431
2016	83	222	20	325
Thereafter	192	148	122	462
Total	$730	$2,247	$230	$3,207

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $317.4 million and $275.5 million at December 31, 2011 and 2010, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

The fair value of mortgage servicing rights included in other assets at December 31, 2011 and 2010, was $1.3 million and $0.8 million, respectively. Mortgage servicing rights are recorded at fair value based on a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Note 7.	Certificates of Deposit

At December 31, 2011, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2012	$311,941
2013	156,048
2014	68,963
2015	31,727
2016	4,946
Thereafter	2
Total	$573,627

Note 8.	Federal Home Loan Bank and Other Borrowings

The Bank is a member of The Federal Home Loan Bank of Des Moines and, as of December 31, 2011 and 2010, held Federal Home Loan Bank (FHLB) stock totaling $12.2 million and $10.6 million, respectively, which is recorded in other assets. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. As of December 31, 2011 and 2010, the borrowings were as follows:

	2011	2010
(in thousands)
Due in 2011, 2.89% to 5.02%	$—	$41,000
Due in 2012, 0.43% to 4.33%	25,000	18,000
Due in 2013, 0.84% to 5.97%	35,220	17,300
Due in 2013, 2.63% to 2.63%, callable quarterly	5,000	5,000
Due in 2014, 1.25% to 3.40%	39,794	25,900
Due in 2015, 2.06% to 3.00%	20,000	10,000
Due in 2016, 1.42% to 2.46%	10,000	5,000
Due in 2017, 2.78%	5,000	5,000
Total	$140,014	$127,200

Securities sold under repurchase agreements with balances of $48.3 million and $50.2 million as of December 31, 2011 and 2010, respectively, are used by the Company to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of U.S. Treasury securities, U.S. Government agencies or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them within one to four days after the transaction date at that same price plus interest accrued at an agreed upon rate. The weighted average interest rate on these agreements was 0.45% and 0.65% at December 31, 2011 and 2010, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt

In connection with the Company's merger with the Former MidWestOne in March 2008, the Company acquired $15.6 million in long-term subordinated debt from the Former MidwestOne's participation in the issuance of a pooled trust preferred security. The junior subordinated debentures supporting the trust preferred securities have a 35-year maturity, do not require any principal amortization and are callable five years from issuance at par at the Company's option. The interest rate is fixed on $7.8 million of the debt and variable on the remaining balance of the debt. The fixed interest rate is at 6.48% and the variable rate is based on the three month LIBOR rate plus 1.59% with interest payable quarterly. Beginning on December 15, 2012, the interest rate on the entire balance of the debt will be variable based on the three month LIBOR rate plus 1.59%. At December 31, 2011, the variable interest rate was at 4.31%. During the year the interest rate ranged from 4.31% to 4.16%. Interest expense recorded during 2011 and 2010 was $0.7 million and $0.5 million, respectively.

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	December 31,
	2011	2010	2009
(in thousands)
Current:
Federal	$4,148	$2,892	$1,689
State	850	840	516
Deferred	(386)	(329)	(2,284)
Total income tax provision (benefit)	$4,612	$3,403	$(79)

The income tax provisions for the years ended December 31, 2011, 2010 and 2009 were less than the amounts computed by applying the maximum effective federal income tax rate of 34% to the income before income taxes because of the following items:

	2011	2010	2009
(in thousands)
Expected provision	$6,096	$4,601	$1,472
Tax-exempt interest, net	(1,722)	(1,374)	(1,524)
Life insurance	(322)	(222)	(264)
State income taxes, net of federal income tax benefit	604	428	173
Other	(44)	(30)	64
Total income tax provision (benefit)	$4,612	$3,403	$(79)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets as of December 31, 2011 and 2010 consisted of the following components:

	December 31,
	2011	2010
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$6,584	$6,396
Deferred compensation	1,195	1,273
Net operating losses	2,443	2,196
Impairment losses on securities	3,061	3,177
Pension liability	2,226	1,161
Nonaccrual interest	687	458
Other	808	854
Gross deferred tax assets	17,004	15,515

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	711	733
Federal Home Loan Bank stock	129	129
Purchase accounting adjustments	1,395	1,817
Mortgage servicing rights	467	341
Prepaid expenses	1,324	1,238
Unrealized gains on investment securities	6,230	2,002
Deferred loan fees	106	87
Other	176	175
Gross deferred tax liabilities	10,538	6,522
Net deferred income tax asset	6,466	8,993
Valuation allowance	2,812	2,563
Net deferred tax asset	$3,654	$6,430

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry forwards and certain impairment losses on investment securities. The Iowa net operating loss carry forwards will expire, if not utilized, between 2013 and 2026. The Company has recorded a valuation allowance to reduce the net operating loss carry forwards and certain impairment losses on securities. As of December 31, 2011 and 2010, the Company believed it was more likely than not that the Iowa net operating loss carry forwards and certain impairment losses on securities would not be fully realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2011 and 2010.

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

The following table sets forth the plan's funded status and amounts recognized in the accompanying financial statements as of December 31, 2011, 2010 and 2009:

	Pension Benefits
	2011	2010	2009
(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,493	$10,750	$10,571
Service cost	—	—	—
Interest cost	624	615	612
Actuarial loss (gain)	2,297	594	(5)
Disbursements paid	(474)	(466)	(428)
Projected benefit obligation at the end of year	$13,940	$11,493	$10,750
Change in plan assets:
Fair value of plan assets at the beginning of year	$11,239	$8,800	$7,679
Actual return on plan assets	209	905	1,549
Employer contributions	—	2,000	—
Disbursements paid	(474)	(466)	(428)
Fair value of assets at the end of year	$10,974	$11,239	$8,800

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2011	2010	2009
(in thousands)
Other liabilities	$(2,966)	$(254)	$(1,950)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits
	2011	2010	2009
(in thousands)
Net transition assets	$84	$125	$166
Net actuarial loss	(6,053)	(3,238)	(2,976)
Deferred tax effect	2,226	1,161	1,048
Total	$(3,743)	$(1,952)	$(1,762)

The accumulated benefit obligation for the defined benefit pension plan was $13.9 million, $11.5 million and $10.8 million at December 31, 2011, 2010 and 2009, respectively.

	December 31,
	2011	2010	2009
(in thousands)
Projected benefit obligation	$13,940	$11,493	$10,750
Accumulated benefit obligation	$13,940	$11,493	$10,750
Fair value of plan assets	$10,974	$11,239	$8,800

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	2011	2010	2009
(in thousands)
Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	624	615	612
Expected return on plan assets	(882)	(687)	(635)
Amortization of net actuarial losses	156	114	180
Amortization of prior service cost	—	—	—
Amortization of transition asset	(41)	(41)	(41)
Curtailment	—	—	—
Total net periodic pension (benefit) cost	$(143)	$1	$116

The following summarizes other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2011 and 2010:

	Pension Benefits
	2011	2010
(in thousands)
Net actuarial loss	$2,970	$376
Prior service cost	—	—
Amortization of transition obligation	41	41
Amortization of prior period service cost	—	—
Amortization of net actuarial gain	(155)	(114)
Total recognized in other comprehensive income	2,856	303
Total recognized in net periodic benefit costs and other comprehensive income	$2,713	$304

The estimated net transition obligation, prior service cost and estimated net loss for defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $41,000, $0 and $321,000, respectively.

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31, 2011, 2010 and 2009 were as follows:

	Pension Benefits
	2011	2010	2009
Discount Rate	5.44%	5.44%	5.90%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	N/A	N/A	N/A

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company's pension plan assets at December 31, 2011, by asset category were as follows:

Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Asset Category
Cash	$124	$—	$124	$—
Mutual funds: (a)
U.S. government agencies	—	—	—	—
Corporate bonds	—	—	—	—
Other fixed income	10,850	—	10,850	—
U.S. common stock	—	—	—	—
International common stock	—	—	—	—
Total	$10,974	$—	$10,974	$—
(a) 99% of the Company's mutual funds are invested in fixed income securities, with the remaining 1% maintained as cash.

The Company did not make a contribution to its pension plan in 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in future periods:

Pension
(in thousands)	Benefits
2012	$440
2013	472
2014	516
2015	557
2016	647
Years 2017-2021	$3,654

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee's salary. The 401(k) contribution expense for this plan totaled $629,000, $614,000 and $630,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of the employee's salary. The ESOP contribution expense for this plan totaled $534,000, $266,000 and $268,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a salary continuation plan for several officers and directors. This plan provides annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2011, 2010 and 2009 totaled $372,000, $320,000 and $260,000, respectively. To provide the retirement benefits, the Company carries life insurance policies with cash values totaling $13.0 million, $12.6 million and $12.1 million at December 31, 2011, 2010 and 2009, respectively.

Note 12.	Stock Compensation Plans

The Company maintains the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the "Plan") as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 750,000 total shares of the Company's common stock as stock options, stock appreciation rights, stock awards (including restricted stock units) and cash incentive awards to eligible individuals. As of

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010, 494,389 and 478,461 shares, respectively, of the Company's common stock remained available for future awards under the Plan.

During 2011, the Company recognized $220,000 of stock based compensation expense, which consisted of $171,000 of expense related to restricted stock unit grants and $49,000 of expense related to stock option grants. In comparison, during 2010, the Company recognized $188,000 of stock based compensation expense, which consisted of $138,000 for restricted stock unit grants and $50,000 for stock option grants, while total stock based compensation expense in 2009 was $86,000 which consisted of $48,000 for restricted stock unit grants and $38,000 for stock option grants.

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

The following is a summary of stock option activity for the year ended December 31, 2011:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at January 1, 2011	205,776	$16.77
Granted	—	—
Exercised	(6,832)	11.00
Forfeited	(375)	11.79
Expired	(26,970)	18.18
Outstanding at December 31, 2011	171,599	16.80	3.44	$202
Exercisable at December 31, 2011	150,549	17.76	2.94	96

During 2011, the Company received $83,000 of cash from the exercise of stock option awards and recorded a $4,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $22,000 from the exercise of these stock options during 2011. In comparison, Plan participants realized an intrinsic value of $19,000 and $0 from the exercise of stock options during 2010 and 2009, respectively. As of December 31, 2011, the total compensation costs related to nonvested stock options that have not yet been recognized totaled $37,000 and the weighted-average period which these costs are expected to be recognized over is approximately 1.1 years.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2011:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	44,375	$10.08
Granted	15,000	14.71
Vested	(10,850)	10.78
Forfeited	(2,835)	10.87
Nonvested at December 31, 2011	45,690	11.38

The fair value of restricted stock unit awards that vested during 2011 was $153,000, compared to $61,000 and $24,000 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $346,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.5 years.

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

The following are the assumptions used to determine the weighted-average fair value of stock option awards, using the Black-Scholes model, for each of the periods indicated:

	For the Years Ended
	December 31,
	2011*	2010*	2009
Grant date fair value per share	N/A	N/A	$3.02
Significant assumptions:
Risk-free interest rate at grant date	N/A	N/A	2.89%
Expected stock price volatility	N/A	N/A	53.00%
Expected dividend payout	N/A	N/A	4.80%
Expected option life, in years	N/A	N/A	10.00
* - No stock option awards were granted in 2011 or 2010.

Note 13.	Earnings per Common Share

Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2011	2010	2009
(in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$13,317	$10,130	$4,409
Preferred stock dividends and discount accretion	(645)	(868)	(779)
Net income available to common shareholders	$12,672	$9,262	$3,630

Denominator:
Weighted average shares outstanding	8,605	8,612	8,605
Basic earnings per common share	$1.47	$1.08	$0.42

Diluted earnings per common share computation
Numerator:
Net income	$13,317	$10,130	$4,409
Preferred stock dividends and discount accretion	(645)	(868)	(779)
Net income available to common shareholders	$12,672	$9,262	$3,630

Denominator:
Weighted average shares outstanding	8,605	8,612	8,605
Weighted average dilutive shares outstanding for stock options and restricted stock units	28	26	—
	8,633	8,638	8,605
Diluted earnings per common share	$1.47	$1.07	$0.42

There were no dilutive shares included for the year ended December 31, 2009, as the exercise price of the options outstanding was generally higher than the current market price of our common stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank's board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements is presented below:

				To Be Well
				Capitalized
			For Capital	Under Prompt
			Adequacy	Corrective Action
	Actual		Purposes	Provisions
	Amount	Ratio	Ratio	Ratio
(dollars in thousands)
At December 31, 2011:
Consolidated:
Total risk based capital	$174,342	13.66%	8.00%	—
Tier 1 risk based capital	158,256	12.40	4.00	—
Leverage ratio	158,256	9.60	4.00	—
MidWestOne Bank:
Total risk based capital	$155,039	12.33%	8.00%	10.00%
Tier 1 risk based capital	139,292	11.07	4.00	6.00
Leverage ratio	139,292	8.54	4.00	5.00
At December 31, 2010:
Consolidated:
Total risk based capital	$179,963	14.63%	8.00%	—
Tier 1 risk based capital	164,429	13.37	4.00	—
Leverage ratio	164,429	10.45	4.00	—
MidWestOne Bank:
Total risk based capital	$156,602	13.21%	8.00%	10.00%
Tier 1 risk based capital	141,754	11.96	4.00	6.00
Leverage ratio	141,754	9.14	4.00	5.00

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

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $12.5 million and $11.0 million as of December 31, 2011 and 2010, respectively.

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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank's commitments at December 31, 2011 and 2010, is as follows:

	December 31,
	2011	2010
(in thousands)
Commitments to extend credit	$200,690	$191,724
Standby letters of credit	3,982	4,242
Total	$204,672	$195,966

The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2011, 2010 and 2009, no amounts were recorded as liabilities for the Bank's potential obligations under these guarantees.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the Bank's loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank's market areas. Although the loan portfolio of the Bank is diversified, approximately 64% of the loans are real estate loans and approximately 17% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. Investment securities of Iowa political subdivisions totaled $126.7 million as of December 31, 2011. No individual municipality exceeded $5.0 million.

Note 16.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
(in thousands)
Balance, beginning	$30,581	$32,889
Net decrease due to change in related parties	(3,342)	(50)
Advances	2,420	6,482
Collections	(8,798)	(8,740)
Balance, ending	$20,861	$30,581

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $10.0 million and $8.6 million as of December 31, 2011 and 2010, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

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

Valuation methods for instruments measured at fair value on a recurring basis
Securities Available for Sale - The Company's investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from our primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. On an annual basis, a group of selected municipal securities are priced by a securities dealer and that price is used to verify the primary independent service's valuation.

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

Mortgage Servicing Rights - The Company recognizes the rights to service mortgage loans for others on residential real estate loans internally originated and then sold. Mortgage servicing rights are recorded at fair value based on assumptions through a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Because many of these inputs are unobservable, the valuations are classified as Level 3.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$56,981	$—	$56,981	$—
State and political subdivisions	219,261	—	219,261	—
Residential mortgage-backed securities	244,802	—	244,802	—
Corporate debt securities	10,799	—	10,799	—
Collateralized debt obligations	806	—	—	806
Total available for sale debt securities	532,649	—	531,843	806
Available for sale equity securities:
Financial services industry	1,431	1,431	—	—
Total available for sale equity securities:	1,431	1,431	—	—
Total securities available for sale	$534,080	$1,431	$531,843	$806

Mortgage servicing rights	$1,265	$—	$—	$1,265

	Fair Value Measurement at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$80,334	$—	$80,334	$—
State and political subdivisions	190,088	—	190,088	—
Residential mortgage-backed securities	179,784	—	179,784	—
Corporate debt securities	9,473	—	9,473	—
Collateralized debt obligations	799	—	—	799
Total available for sale debt securities	460,478	—	459,679	799
Available for sale equity securities:
Financial services industry	1,476	1,476	—	—
Total available for sale equity securities:	1,476	1,476	—	—
Total securities available for sale	$461,954	$1,476	$459,679	$799

Mortgage servicing rights	$835	$—	$—	$835

There were no transfers of assets between levels 1 and 2 during the year ended December 31, 2011.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2010	$799	$835
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains:
Included in earnings	—	(133)
Included in other comprehensive income	7	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	563
Sales	—	—
Settlements	—	—
Level 3 fair value at December 31, 2011	$806	$1,265

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the Company's estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2011 and 2010, as more fully described below.

	Fair Value Measurement at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,662	$—	$—	$3,662
Other real estate owned	4,033	—	—	4,033

	Fair Value Measurement at December 31, 2010 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$463	$—	$—	$463
Other real estate owned	3,850	—	—	3,850

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2011 and 2010. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$32,623	$32,623	$20,523	$20,523
Investment securities	536,116	536,122	465,986	466,062
Loans held for sale	1,955	1,997	702	702
Loans, net	970,497	971,613	922,868	922,817
Loan pool participations, net	50,052	50,052	65,871	65,871
Accrued interest receivable	10,422	10,422	10,648	10,648
Federal Home Loan Bank stock	12,218	12,218	10,587	10,587
Financial liabilities:
Deposits	$1,306,642	$1,310,671	$1,219,328	$1,223,584
Federal funds purchased and securities sold under agreements to repurchase	57,207	57,207	50,194	50,194
Federal Home Loan Bank borrowings	140,014	144,078	127,200	130,005
Long-term debt	15,464	10,076	15,464	9,930
Accrued interest payable	1,530	1,530	1,872	1,872

•
Cash and cash equivalents, non-interest-bearing demand deposits, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

•
Investment securities available for sale are measured at fair value on a recurring basis. Held to maturity securities are carried at amortized cost. Fair value is based upon quoted prices, if available. If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities by using a third-party pricing service.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Loans held for sale are carried at the lower of cost or fair value, with fair value being based on recent observable loan sales. The portfolio has historically consisted primarily of residential real estate loans.

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

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 18.	Variable Interest Entities

MidWestOne has invested in certain participation certificates of loan pools which are purchased, held and serviced by the third-party independent servicing corporation. MidWestOne's portfolio holds approximately 95% of participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska. SRC's owner holds the rest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	Parent Company Only Financial Information

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2011 and 2010 (parent company only):

	2011	2010
(in thousands)
Balance Sheets
As of December 31:
Assets
Cash	$1,098	$4,043
Investment in subsidiaries	153,510	151,815
Marketable equity securities, available for sale	1,431	1,476
Loan pool participations, net	11,962	12,763
Premises and equipment	—	9
Income tax receivable	15	75
Deferred income taxes	98	81
Other assets	4,117	3,972
Total assets	$172,231	$174,234
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$15,464	$15,464
Other liabilities	273	304
Total liabilities	15,737	15,768
Shareholders' equity:
Capital stock, preferred	—	15,767
Capital stock, common	8,690	8,690
Additional paid-in capital	80,333	81,268
Treasury stock	(2,312)	(1,052)
Retained earnings	66,299	55,619
Accumulated other comprehensive income (loss)	3,484	(1,826)
Total shareholders' equity	156,494	158,466
Total liabilities and shareholders' equity	$172,231	$174,234

	2011	2010	2009
(in thousands)
Statements of Income
Year Ended December 31:
Dividends received from subsidiaries	$18,863	$14,000	$—
Interest income and dividends on marketable equity securities	190	240	352
Interest and discount on loan pool participations	(1,474)	(116)	—
Investment securities losses	—	(162)	(758)
Fixed asset losses	—	(79)	—
Interest on debt	(657)	(535)	(657)
Operating expenses	(983)	(1,116)	(966)
Income (loss) before income taxes and equity in subsidiaries' undistributed income	15,939	12,232	(2,029)
Income tax benefit	(1,030)	(694)	(774)
Income (loss) before equity in subsidiaries' undistributed income	16,969	12,926	(1,255)
Equity in subsidiaries' undistributed income (loss)	(3,652)	(2,796)	5,664
Net income	$13,317	$10,130	$4,409

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010	2009
(in thousands)
Statements of Cash Flows
Year Ended December 31:
Cash flows from operating activities:
Net income	$13,317	$10,130	$4,409
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings (loss) of subsidiaries	3,652	2,796	(5,664)
Depreciation	2	20	50
Amortization	—	(124)	(35)
Income taxes	1	24	110
Investment securities (gain) loss	—	162	(18)
(Gain) loss on disposal of premises and equipment	—	79	(4)
Stock option expense	220	190	79
Other than temporary impairment of investment securities	—	—	777
(Increase) decrease in other assets	(85)	20	1,126
Decrease in other liabilities	(31)	(964)	(218)
Net cash provided by operating activities	17,076	12,333	612
Cash flows from investing activities
Proceeds from sales of investment securities	—	184	241
Purchase of investment securities	(10)	—	(25)
Loan participation pools, net	801	(12,763)	—
Purchase of premises and equipment, net	—	372	5
Proceeds from sales of premises and equipment	7	—	—
Cash outflow to MidWestOne Bank from Preferred Stock issuance	—	—	(16,000)
Net cash provided by (used in) investing activities	798	(12,207)	(15,779)
Cash flows from financing activities:
Stock options exercised	83	30	—
Repurchase of common stock	(1,498)	—	—
Dividends paid	(2,404)	(2,522)	(3,222)
Issuance of preferred stock	—	—	16,000
Redemption of preferred stock	(16,000)	—	—
Repurchase of common stock warrant	(1,000)	—	—
Net cash (used in) provided by financing activities	(20,819)	(2,492)	12,778
Decrease in cash	(2,945)	(2,366)	(2,389)
Cash Balance:
Beginning	4,043	6,409	8,798
Ending	$1,098	$4,043	$6,409

Note 20.	Segment Reporting

Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, loan pools and investments.

Note 21.	Subsequent Events

Management has evaluated subsequent events through March 9, 2012, which is the date we issued our consolidated financial statements as of and for the year ended December 31, 2011. There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the year ended December 31, 2011.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.	Quarterly Results of Operations (unaudited)

	Quarter Ended
	December	September	June	March
(in thousands, except per share amounts)
2011
Interest income	$17,094	$17,243	$17,359	$16,885
Interest expense	4,527	4,841	5,122	5,293
Net interest income	12,567	12,402	12,237	11,592
Provision for loan losses	800	750	900	900
Noninterest income	3,639	3,931	3,285	3,861
Noninterest expense	10,995	10,311	10,295	10,634
Income before income taxes	4,411	5,272	4,327	3,919
Income tax expense	1,060	1,434	1,104	1,014
Net income	3,351	3,838	3,223	2,905
Preferred stock dividend and discount accretion	—	210	218	217
Net income available to common shareholders	3,351	3,628	3,005	2,688
Net income per common share - basic	$0.39	$0.42	$0.35	$0.31
Net income per common share - diluted	$0.39	$0.42	$0.35	$0.31
2010
Interest income	$17,309	$17,722	$18,122	$17,828
Interest expense	5,446	5,643	5,966	6,061
Net interest income	11,863	12,079	12,156	11,767
Provision for loan losses	1,700	1,250	1,500	1,500
Noninterest income	4,305	3,757	3,525	3,320
Noninterest expense	10,695	10,884	10,662	11,048
Income before income taxes	3,773	3,702	3,519	2,539
Income tax expense	1,038	916	914	535
Net income	2,735	2,786	2,605	2,004
Preferred stock dividend and discount accretion	218	216	217	217
Net income available to common shareholders	2,517	2,570	2,388	1,787
Net income per common share - basic	$0.30	$0.30	$0.27	$0.21
Net income per common share - diluted	$0.29	$0.30	$0.27	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company's disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

Management assessed the Company's internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2011 based on the specified criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP's report on the Company's internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.:

We have audited MidWestOne Financial Group Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MidWestOne Financial Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, MidWestOne Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Des Moines, Iowa
March 9, 2012

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2011 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2011 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2011 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2011 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2011 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Schedules
The Consolidated Financial Statements of MidWestOne Financial Group, Inc. and Subsidiaries are included in Item 8. of this report.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 9, 2012	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 9, 2012
Charles N. Funk	Director (principal executive officer)

Executive Vice President
/s/ GARY J. ORTALE	and Chief Financial Officer	March 9, 2012
Gary J. Ortale	(principal financial officer and
principal accounting officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 9, 2012
Kevin W. Monson

/s/ RICHARD R. DONOHUE	Director	March 9, 2012
Richard R. Donohue

/s/ CHARLES S. HOWARD	Director	March 9, 2012
Charles S. Howard

/s/ JOHN S. KOZA	Director	March 9, 2012
John S. Koza

/s/ ROBERT J. LATHAM	Director	March 9, 2012
Robert J. Latham

/s/ TRACY S. MCCORMICK	Director	March 9, 2012
Tracy S. McCormick

/s/ BARBARA J. KNIFF - MCCULLA	Director	March 9, 2012
Barbara J. Kniff - McCulla

/s/ JOHN P. POTHOVEN	Director	March 9, 2012
John P. Pothoven

/s/ ROBERT D. WERSEN	Director	March 9, 2012
Robert D. Wersen

/s/ STEPHEN L. WEST	Director	March 9, 2012
Stephen L. West

/s/ R. SCOTT ZAISER	Director	March 9, 2012
R. Scott Zaiser

INDEX TO EXHIBITS

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Appendix A of the Joint Proxy Statement-Prospectus
	September 11, 2007, between ISB Financial Corp.	constituting part of the Company's Amendment No. 2
	and MidWestOne Financial Group, Inc.	to Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company's Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company's Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company's Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company's Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Amended and Restated By-laws of MidWestOne	Exhibit 3.1 to the Company's Current Report on Form 8-K
	Financial Group, Inc. dated as of January 18, 2011	filed with the SEC on January 19, 2011

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

10.1	States Resources Loan Participating and Servicing	Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.'s
	Agreement, dated February 5, 1999 between States	Form 10-K for the year ended December 31, 1999
Resources Corp. and MidWestOne Financial Group, Inc.
(as successor in interest to Mahaska Investment
Company)

10.2	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 former MidWestOne Financial Group, Inc.'s
	Ownership Plan & Trust, as amended and restated	Form 10-K for the year ended December 31, 2006

10.3	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.'s
Form 10-K for the year ended December 31, 1997

10.4	MidWestOne Financial Group, Inc. 2006 Stock	Former MidWestOne Financial Group, Inc.'s Definitive Proxy
	Incentive Plan	Statement on Schedule 14A filed with the SEC on
March 21, 2006

10.5	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan	constituting part of the Company's Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

Exhibit
Number	Description	Incorporated by Reference to:

10.6	Employment Agreement between ISB Financial Corp.	Exhibit 10.22 of the of the Company's Registration Statement
	(now known as MidWestOne Financial Group, Inc.) and	on Form S-4 (File No. 333-147628) filed with the SEC on
	Charles N. Funk, dated September 11, 2007	November 27, 2007

10.7	Employment Agreement between ISB Financial Corp.	Exhibit 10.24 of the of the Company's Registration Statement
	(now known as MidWestOne Financial Group, Inc.) and	on Form S-4 (File No. 333-147628) filed with the SEC on
	Kent L. Jehle, dated September 11, 2007	November 27, 2007

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.11 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and W. Richard Summerwill, dated January 1,	November 27, 2007
1998

10.9	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001	November 27, 2007

10.10	Supplemental Retirement Agreement between Iowa State	Exhibit 10.14 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Gary J. Ortale, dated January 1, 1998	November 27, 2007

10.11	Amended and Restated Supplemental Retirement	Exhibit 10.15 of the Company's Registration Statement on
	Agreement between Iowa State Bank & Trust Company	Form S-4 (File No. 333-147628) filed with the SEC on
	(now known as MidWestOne Bank) and John S. Koza,	November 27, 2007
dated January 1, 1998

10.12	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company's Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Kent L. Jehle, dated January 1, 1998, as	November 27, 2007
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003

10.13	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company's Registration Statement on
	Iowa State Bank & Trust Company (now known as	Form S-4 (File No. 333-147628) filed with the SEC on
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	November 27, 2007
2002

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description	Incorporated by Reference to:

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Section 111(b) of the Emergency Economic Stabilization
Act of 2008

99.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Section 111(b) of the Emergency Economic Stabilization
Act of 2008

101.INS	XBRL Instance Document (1)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document (1)	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.