Form 10-Q
period 2012-03-31
MidWestOne Financial Group, Inc.
filed 2012-05-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 1, 2012, there were 8,468,384 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$27,329	$28,155
Interest-bearing deposits in banks	21,631	4,468
Federal funds sold	3,073	—
Cash and cash equivalents	52,033	32,623
Investment securities:
Available for sale	551,823	534,080
Held to maturity (fair value of $7,053 as of March 31, 2012 and $2,042 as of December 31, 2011)	7,017	2,036
Loans held for sale	943	1,955
Loans	981,146	986,173
Allowance for loan losses	(15,679)	(15,676)
Net loans	965,467	970,497
Loan pool participations, net	45,908	50,052
Premises and equipment, net	25,595	26,260
Accrued interest receivable	9,639	10,422
Intangible assets, net	10,053	10,247
Bank-owned life insurance	27,953	27,723
Other real estate owned	3,773	4,033
Assets held for sale	764	—
Deferred income taxes	3,430	3,654
Other assets	21,446	21,662
Total assets	$1,725,844	$1,695,244
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$164,936	$161,287
Interest-bearing checking	536,495	499,905
Savings	79,412	71,823
Certificates of deposit under $100,000	337,589	346,858
Certificates of deposit $100,000 and over	226,221	226,769
Total deposits	1,344,653	1,306,642
Federal funds purchased	—	8,920
Securities sold under agreements to repurchase	50,314	48,287
Federal Home Loan Bank borrowings	136,041	140,014
Deferred compensation liability	3,613	3,643
Long-term debt	15,464	15,464
Accrued interest payable	1,641	1,530
Other liabilities	14,848	14,250
Total liabilities	1,566,574	1,538,750
Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000.00 per share; authorized 500,000 shares; no shares issued and outstanding at March 31, 2012 and December 31, 2011	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at March 31, 2012 and December 31, 2011; issued 8,690,398 shares at March 31, 2012 and December 31, 2011; outstanding 8,464,820 shares at March 31, 2012 and 8,529,530 shares at December 31, 2011	8,690	8,690
Additional paid-in capital	80,187	80,333
Treasury stock at cost, 225,578 shares as of March 31, 2012 and 160,868 shares at December 31, 2011	(3,446)	(2,312)
Retained earnings	70,008	66,299
Accumulated other comprehensive income	3,831	3,484
Total shareholders' equity	159,270	156,494
Total liabilities and shareholders' equity	$1,725,844	$1,695,244

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$13,080	$12,800
Interest and discount on loan pool participations	454	354
Interest on bank deposits	10	8
Interest on investment securities:
Taxable securities	2,752	2,688
Tax-exempt securities	1,219	1,035
Total interest income	17,515	16,885
Interest expense:
Interest on deposits:
Interest-bearing checking	829	1,008
Savings	37	59
Certificates of deposit under $100,000	1,590	2,187
Certificates of deposit $100,000 and over	773	848
Total interest expense on deposits	3,229	4,102
Interest on federal funds purchased	3	—
Interest on securities sold under agreements to repurchase	55	74
Interest on Federal Home Loan Bank borrowings	803	945
Interest on notes payable	9	10
Interest on long-term debt	168	162
Total interest expense	4,267	5,293
Net interest income	13,248	11,592
Provision for loan losses	579	900
Net interest income after provision for loan losses	12,669	10,692
Noninterest income:
Trust, investment, and insurance fees	1,253	1,273
Service charges and fees on deposit accounts	767	851
Mortgage origination and loan servicing fees	767	877
Other service charges, commissions and fees	710	679
Bank-owned life insurance income	230	229
Gain on sale and call of available for sale securities	316	—
Gain (loss) on sale of premises and equipment	158	(48)
Total noninterest income	4,201	3,861
Noninterest expense:
Salaries and employee benefits	5,972	5,870
Net occupancy and equipment expense	1,644	1,617
Professional fees	732	677
Data processing expense	446	450
FDIC insurance expense	310	597
Amortization of intangible assets	194	224
Other operating expense	1,505	1,199
Total noninterest expense	10,803	10,634
Income before income tax expense	6,067	3,919
Income tax expense	1,635	1,014
Net income	$4,432	$2,905
Less: Preferred stock dividends and discount accretion	$—	$217
Net income available to common shareholders	$4,432	$2,688
Share and Per share information:
Ending number of shares outstanding	8,464,820	8,624,392
Average number of shares outstanding	8,497,919	8,621,720
Diluted average number of shares	8,528,828	8,682,381
Earnings per common share - basic	$0.52	$0.31
Earnings per common share - diluted	0.52	0.31
Dividends paid per common share	0.09	0.05
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2012	2011
Net income	$4,432	$2,905

Other comprehensive income, before tax:
Unrealized holding gains arising during period	859	793
Less: Reclassification adjustment for gains included in net income	(316)	—
Unrealized gains on available for sale securities	543	793
Other comprehensive income, before tax	543	793
Income tax expense related to items of other comprehensive income	196	297
Other comprehensive income, net of tax	347	496
Comprehensive income	$4,779	$3,401
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Net income	—	—	—	—	2,905	—	2,905
Dividends paid on common stock ($0.05 per share)	—	—	—	—	(431)	—	(431)
Dividends paid on preferred stock	—	—	—	—	(200)	—	(200)
Stock options exercised (1,682 shares)	—	—	(6)	14	—	—	8
Release/lapse of restriction on RSUs (8,600 shares)	—	—	(120)	120	—	—	—
Preferred stock discount accretion	17	—	—	—	(17)	—	—
Stock compensation	—	—	71	—	—	—	71
Other comprehensive income	—	—	—	—	—	496	496
Balance at March 31, 2011	$15,784	$8,690	$81,213	$(918)	$57,876	$(1,330)	$161,315
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$66,299	$3,484	$156,494
Net income	—	—	—	—	4,432	—	4,432
Dividends paid on common stock ($0.085 per share)	—	—	—	—	(723)	—	(723)
Stock options exercised (11,553 shares)	—	—	(47)	134	—	—	87
Release/lapse of restriction on RSUs (13,170 shares)	—	—	(164)	173	—	—	9
Repurchase of common stock (86,083 shares)	—	—	—	(1,441)	—	—	(1,441)
Stock compensation	—	—	65	—	—	—	65
Other comprehensive income	—	—	—	—	—	347	347
Balance at March 31, 2012	$—	$8,690	$80,187	$(3,446)	$70,008	$3,831	$159,270
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,432	$2,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	579	900
Depreciation, amortization and accretion	1,377	1,447
(Gain) loss on sale of premises and equipment	(158)	48
Deferred income taxes	28	36
Stock-based compensation	74	71
Net gain on sale or call of available for sale securities	(316)	—
Net gain on sale of other real estate owned	(67)	(90)
Net gain on sale of loans held for sale	(503)	(288)
Origination of loans held for sale	(32,308)	(22,625)
Proceeds from sales of loans held for sale	33,823	23,336
Decrease in accrued interest receivable	783	1,068
Increase in cash value of bank-owned life insurance	(230)	(229)
Decrease in other assets	216	—
Decrease in deferred compensation liability	(30)	(14)
Increase in accrued interest payable, accounts payable, accrued expenses, and other liabilities	709	4,176
Net cash provided by operating activities	8,409	10,741
Cash flows from investing activities:
Proceeds from sales of available for sale securities	14,558	—
Proceeds from maturities and calls of available for sale securities	19,134	34,396
Purchases of available for sale securities	(51,162)	(74,236)
Proceeds from maturities and calls of held to maturity securities	20	361
Purchase of held to maturity securities	(5,000)	—
Decrease (increase) in loans	3,795	(1,291)
Decrease in loan pool participations, net	4,144	3,664
Purchases of premises and equipment	(1,157)	(183)
Proceeds from sale of other real estate owned	983	200
Proceeds from sale of premises and equipment	645	154
Net cash used in investing activities	(14,040)	(36,935)
Cash flows from financing activities:
Net increase in deposits	38,011	43,830
Decrease in federal funds purchased	(8,920)	—
Increase (decrease) in securities sold under agreements to repurchase	2,027	(3,869)
Proceeds from Federal Home Loan Bank borrowings	—	10,000
Repayment of Federal Home Loan Bank borrowings	(4,000)	(20,000)
Stock options exercised	87	8
Dividends paid	(723)	(631)
Repurchase of common stock	(1,441)	—
Net cash provided by financing activities	25,041	29,338
Net increase in cash and cash equivalents	19,410	3,144
Cash and cash equivalents at beginning of period	32,623	20,523
Cash and cash equivalents at end of period	$52,033	$23,667
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,095	$5,200
Cash paid during the period for income taxes	$815	$143
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$656	$134
Transfer of property to assets held for sale	$764	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of MidWestOne, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results for the three months ended March 31, 2012 may not be indicative of results for the year ending December 31, 2012, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the December 31, 2011 Annual Report on Form 10-K. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

2.Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. None are currently issued or outstanding.
Common Stock: The number of authorized shares of common stock for the Company is 15,000,000.
On October 18, 2011, our Board of Directors amended the Company's existing $1.0 million share repurchase program, originally authorized on July 26, 2011, by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

3.Earnings per Common Share
Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2012 and 2011 was 8,497,919 and 8,621,720, respectively. Diluted earnings per share amounts are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average diluted number of shares outstanding of 8,528,828 and 8,682,381 for the three months ended March 31, 2012 and 2011, respectively.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2012	2011
Weighted average number of shares outstanding during the period	8,497,919	8,621,720
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,528,828	8,682,381
Net income	$4,432	$2,905
Preferred stock dividend accrued and discount accretion	—	(217)
Net income available to common stockholders	$4,432	$2,688
Earnings per share - basic	$0.52	$0.31
Earnings per share - diluted	$0.52	$0.31

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$68,943	$1,045	$73	$69,915
State and political subdivisions	214,524	10,390	249	224,665
Mortgage-backed securities and collateralized mortgage obligations	237,913	6,495	7	244,401
Corporate debt securities	11,978	227	989	11,216
Total debt securities	533,358	18,157	1,318	550,197
Other equity securities	1,200	426	—	1,626
Total	$534,558	$18,583	$1,318	$551,823

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$55,851	$1,142	$12	$56,981
State and political subdivisions	209,094	10,222	55	219,261
Mortgage-backed securities and collateralized mortgage obligations	238,641	6,161	—	244,802
Corporate debt securities	12,578	203	1,176	11,605
Total debt securities	516,164	17,728	1,243	532,649
Other equity securities	1,194	237	—	1,431
Total	$517,358	$17,965	$1,243	$534,080

A summary of investment securities held to maturity is as follows:

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$6,100	$31	$—	$6,131
Mortgage-backed securities	45	5	—	50
Corporate debt securities	872	—	—	872
Total	$7,017	$36	$—	$7,053

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$1,119	$2	$—	$1,121
Mortgage-backed securities	46	4	—	50
Corporate debt securities	871	—	—	871
Total	$2,036	$6	$—	$2,042
The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2012 and December 31, 2011. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$11,415	$73	$—	$—	$11,415	$73
State and political subdivisions	29	9,943	247	172	2	10,115	249
Mortgage-backed securities and collateralized mortgage obligations	1	3,375	7	—	—	3,375	7
Corporate debt securities	6	2,089	23	805	966	2,894	989
Total	38	$26,822	$350	$977	$968	$27,799	$1,318

		As of December 31, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$5,412	$12	$—	$—	$5,412	$12
State and political subdivisions	14	3,449	46	866	9	4,315	55
Corporate debt securities	6	4,975	210	806	966	5,781	1,176
Total	21	$13,836	$268	$1,672	$975	$15,508	$1,243
The Company's assessment of other-than-temporary impairment ("OTTI") is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.

At March 31, 2012, approximately 61% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of March 31, 2012 and December 31, 2011.
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
At March 31, 2012, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of March 31, 2012 totaled $1.8 million, after other-than-temporary impairment charges of $6.2 million during 2008, $1.6 million during 2009, and $0.2 million in 2010. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems and a pre-tax charge to earnings of $6.2 million was recorded in the fourth quarter of 2008. Due to continued market deterioration in these securities during 2009 and 2010, additional pre-tax charges to earnings of $1.6 million was recorded during 2009 and $0.2 million in 2010. No additional charges have been recognized during 2011 or 2012.The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other-than-temporary impairment. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.
As of March 31, 2012, the Company also owned $1.6 million of equity securities in banks and financial service-related companies. Equity securities are considered to have other-than-temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the first quarter of 2012 and 2011, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy and the financial condition of some of the issuers deteriorate and the liquidity of these securities remains depressed. As a result, there is a risk that other-than-temporary impairments may occur in the future and any such amounts could be material to the Company's consolidated statements of operations.

A summary of the contractual maturity distribution of debt investment securities at March 31, 2012 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$26,288	$26,437	$235	$235
Due after one year through five years	102,267	105,648	865	867
Due after five years through ten years	103,567	108,808	—	—
Due after ten years	63,323	64,903	5,872	5,901
Mortgage-backed securities and collateralized mortgage obligations	237,913	244,401	45	50
Total	$533,358	$550,197	$7,017	$7,053

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $1.2 million and a fair value of $1.6 million are excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at March 31, 2012 and December 31, 2011 was $12.1 million and $12.2 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments, including impairment losses for the three months ended March 31, 2012 and 2011, are as follows:

Three Months Ended March 31,
	2012	2011
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$314	$—
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	314	—
Equity securities:
Gross realized gains	2	—
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	2	—
	$316	$—

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pool participations, and changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2012 and December 31, 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$196	$497	$241	$73	$7	$—	$1,014
Collectively evaluated for impairment	927	4,190	4,610	2,661	371	1,906	14,665
Total	$1,123	$4,687	$4,851	$2,734	$378	$1,906	$15,679
Loans acquired with deteriorated credit quality (loan pool participations)	$7	$152	$633	$312	$39	$991	$2,134
Loans receivable
Individually evaluated for impairment	$3,453	$2,998	$6,020	$1,116	$25	$—	$13,612
Collectively evaluated for impairment	81,653	240,707	388,773	237,261	19,140	—	967,534
Total	$85,106	$243,705	$394,793	$238,377	$19,165	$—	$981,146
Loans acquired with deteriorated credit quality (loan pool participations)	$87	$3,175	$29,469	$4,988	$113	$10,210	$48,042

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$247	$793	$272	$252	$8	$—	$1,572
Collectively evaluated for impairment	962	4,587	4,899	3,249	159	248	14,104
Total	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Loans acquired with deteriorated credit quality (loan pool participations)	$7	$219	$666	$346	$56	$840	$2,134
Loans receivable
Individually evaluated for impairment	$4,776	$2,550	$9,619	$2,736	$58	$—	$19,739
Collectively evaluated for impairment	84,522	238,636	386,420	236,112	20,744	—	966,434
Total	$89,298	$241,186	$396,039	$238,848	$20,802	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$90	$3,793	$30,523	$5,694	$124	$11,962	$52,186

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2012 and 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(912)	(26)	(175)	(11)	—	(1,124)
Recoveries	507	15	3	12	11	—	548
Provision	(593)	204	(297)	(604)	211	1,658	579
Ending balance	$1,123	$4,687	$4,851	$2,734	$378	$1,906	$15,679
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(75)	(219)	(447)	(70)	(21)	—	(832)
Recoveries	—	143	1	15	4	—	163
Provision	696	605	641	(422)	(56)	(564)	900
Ending balance	$1,448	$5,069	$5,450	$2,299	$250	$882	$15,398
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

Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on the borrower's continuing financial stability, and is therefore more likely to be affected by adverse personal circumstances.

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

When it is determined that a loan requires partial or full charge-off, a request for approval of a charge-off is submitted to the Bank's President, Executive Vice President and Chief Credit Officer, and the Senior Regional Loan officer. The Bank's Board of Directors formally approves all loan charge-offs retroactively at the next regularly scheduled meeting. Once a loan is charged-off, it cannot be restructured and returned to the Bank's books.
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

The following table sets forth information on the Company's troubled debt restructurings by class of financing receivable occurring during the stated periods:

Three Months Ended March 31,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment*	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	2	2,475	2,475	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	—	—	—	4	803	803
Total commercial real estate	2	2,475	2,475	4	803	803
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$2,475	$2,475	4	$803	$803
* - Includes accrued interest receivable.
During the three months ended March 31, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. Both are farmland loans and were granted interest rate reductions by court order as part of a Chapter 12 bankruptcy. One commercial real estate loan that was a new TDR in the past 12 months due to a below market interest rate was on non-accrual at March 31, 2012.
During the three months ended March 31, 2011, the Company restructured four loans by granting concessions to borrowers experiencing financial difficulties. Four commercial real estate loans to the same borrower were classified as new TDRs during that time period due to the extension of a forbearance agreement and the granting of a below market interest rate. These four credits also experienced a payment default during the three months ended March 31, 2011.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

Three Months Ended March 31,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Agricultural	—	$—	—	$—
Commercial and industrial	—	—	—	—
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate-other	1	580	4	802
Total commercial real estate	1	580	4	802
Residential real estate:
One- to four- family first liens	—	—	—	—
One- to four- family junior liens	—	—	—	—
Total residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$580	4	$802
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

The Company's historical loss experiences for each loan type segment is calculated using the fiscal quarter end data for the most recent 20 quarters as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause estimated losses to vary from historical data are incorporated in the form of adjustments to increase or decrease the loss rate applied to a group(s). These adjustments are documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurements assumptions.

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the institution's loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the bank's existing portfolio.
The items listed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, loans classified as substandard loans carry exponentially greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, loans identified as substandard “performing collateral deficient” are reserved at 12 times the pass allocation due to the perceived additional risk for such credits.
The Allowance for Loan and Lease Losses - Loan Pool Participations
The Company requires that the loan pool participation ALLL will be at least sufficient to cover the next quarter's estimated charge-offs as presented by the servicer. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool participation reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pool participations. By maintaining a sufficient reserve to cover the next quarter's charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pool participations during the quarter. In the event the estimated charge-offs provided by the servicer are greater than the loan pool participation ALLL, an additional provision is made to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer.

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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at March 31, 2012 and December 31, 2011:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
March 31, 2012
Agricultural	$80,442	$620	$4,044	$—	$—	$85,106
Commercial and industrial	216,572	9,823	15,858	—	—	242,253
Credit cards	1,056	—	—	—	—	1,056
Overdrafts	232	87	222	—	—	541
Commercial real estate:
Construction and development	60,971	8,766	6,028	—	—	75,765
Farmland	65,401	2,946	2,692	—	—	71,039
Multifamily	33,528	315	—	—	—	33,843
Commercial real estate-other	188,939	20,579	4,628	—	—	214,146
Total commercial real estate	348,839	32,606	13,348	—	—	394,793
Residential real estate:
One- to four- family first liens	171,691	4,803	2,106	—	—	178,600
One- to four- family junior liens	59,451	40	286	—	—	59,777
Total residential real estate	231,142	4,843	2,392	—	—	238,377
Consumer	18,921	26	73	—	—	19,020
Total	$897,204	$48,005	$35,937	$—	$—	$981,146
Loans acquired with deteriorated credit quality (loan pool participations)	$25,819	$—	$22,191	$—	$32	$48,042

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2011
Agricultural	$82,529	$1,328	$5,441	$—	$—	$89,298
Commercial and industrial	206,053	16,611	17,326	—	—	239,990
Credit cards	934	—	—	—	—	934
Overdrafts	560	179	146	—	—	885
Commercial real estate:
Construction and development	57,940	9,121	6,197	—	—	73,258
Farmland	68,119	3,193	3,142	—	—	74,454
Multifamily	34,142	318	259	—	—	34,719
Commercial real estate-other	189,077	18,149	6,382	—	—	213,608
Total commercial real estate	349,278	30,781	15,980	—	—	396,039
Residential real estate:
One- to four- family first liens	164,504	6,564	4,361	—	—	175,429
One- to four- family junior liens	62,493	336	590	—	—	63,419
Total residential real estate	226,997	6,900	4,951	—	—	238,848
Consumer	19,969	49	161	—	—	20,179
Total	$886,320	$55,848	$44,005	$—	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$26,677	$—	$25,477	$—	$32	$52,186
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
Substandard - Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
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

The following table sets forth the amounts and categories of the Company's impaired loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$2,100	$—	$2,928	$2,892	$—
Commercial and industrial	1,328	2,002	—	1,129	1,129	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	707	1,068	—	831	831	—
Farmland	—	—	—	3,730	3,723	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	723	823	—	2,456	2,454	—
Total commercial real estate	1,430	1,891	—	7,017	7,008	—
Residential real estate:
One- to four- family first liens	325	325	—	1,319	1,318	—
One- to four- family junior liens	—	—	—	72	72	—
Total residential real estate	325	325	—	1,391	1,390	—
Consumer	—	—	—	26	26	—
Total	$4,683	$6,318	$—	$12,491	$12,445	$—
With an allowance recorded:
Agricultural	$1,853	$1,853	$196	$1,713	$1,884	$247
Commercial and industrial	1,670	1,745	497	1,432	1,421	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	854	981	115	856	854	129
Farmland	2,657	2,657	78	326	326	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	1,079	1,079	48	1,175	1,172	119
Total commercial real estate	4,590	4,717	241	2,616	2,611	272
Residential real estate:
One- to four- family first liens	791	791	73	1,247	1,255	216
One- to four- family junior liens	—	—	—	92	91	36
Total residential real estate	791	791	73	1,339	1,346	252
Consumer	25	25	7	32	32	8
Total	$8,929	$9,131	$1,014	$7,132	$7,294	$1,572
Total:
Agricultural	$3,453	$3,953	$196	$4,641	$4,776	$247
Commercial and industrial	2,998	3,747	497	2,561	2,550	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	1,561	2,049	115	1,687	1,685	129
Farmland	2,657	2,657	78	4,056	4,049	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	1,802	1,902	48	3,631	3,626	119
Total commercial real estate	6,020	6,608	241	9,633	9,619	272
Residential real estate:
One- to four- family first liens	1,116	1,116	73	2,566	2,573	216
One- to four- family junior liens	—	—	—	164	163	36
Total residential real estate	1,116	1,116	73	2,730	2,736	252
Consumer	25	25	7	58	58	8
Total	$13,612	$15,449	$1,014	$19,623	$19,739	$1,572

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$12	$3,439	$12
Commercial and industrial	1,327	31	851	7
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	707	—	695	—
Farmland	—	—	4,204	23
Multifamily	—	—	—	—
Commercial real estate-other	731	—	3,651	34
Total commercial real estate	1,438	—	8,550	57
Residential real estate:
One- to four- family first liens	325	—	1,549	(2)
One- to four- family junior liens	—	—	11	—
Total residential real estate	325	—	1,560	(2)
Consumer	—	—	52	—
Total	$4,690	$43	$14,452	$74
With an allowance recorded:
Agricultural	$1,853	$10	1,733	10
Commercial and industrial	1,677	3	1,496	6
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	854	7	2,059	(10)
Farmland	2,657	29	350	2
Multifamily	—	—	—	—
Commercial real estate-other	1,086	11	1,204	30
Total commercial real estate	4,597	47	3,613	22
Residential real estate:
One- to four- family first liens	792	8	1,018	9
One- to four- family junior liens	—	—	66	1
Total residential real estate	792	8	1,084	10
Consumer	25	1	28	1
Total	$8,944	$69	$7,954	$49
Total:
Agricultural	$3,453	$22	5,172	22
Commercial and industrial	3,004	34	2,347	13
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	1,561	7	2,754	(10)
Farmland	2,657	29	4,554	25
Multifamily	—	—	—	—
Commercial real estate-other	1,817	11	4,855	64
Total commercial real estate	6,035	47	12,163	79
Residential real estate:
One- to four- family first liens	1,117	8	2,567	7
One- to four- family junior liens	—	—	77	1
Total residential real estate	1,117	8	2,644	8
Consumer	25	1	80	1
Total	$13,634	$112	$22,406	$123

The following table sets forth the composition of the Company's past due and nonaccrual loans at March 31, 2012 and December 31, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
March 31, 2012
Agricultural	$70	$73	$160	$303	$84,803	$85,106	$—
Commercial and industrial	2,551	451	1,693	4,695	237,558	242,253	60
Credit cards	4	—	—	4	1,052	1,056	—
Overdrafts	216	2	4	222	319	541	—
Commercial real estate:
Construction and development	184	—	1,159	1,343	74,422	75,765	—
Farmland	161	—	290	451	70,588	71,039	—
Multifamily	—	—	—	—	33,843	33,843	—
Commercial real estate-other	439	244	1,384	2,067	212,079	214,146	60
Total commercial real estate	784	244	2,833	3,861	390,932	394,793	60
Residential real estate:
One- to four- family first liens	2,580	1,218	1,273	5,071	173,529	178,600	308
One- to four- family junior liens	294	40	257	591	59,186	59,777	112
Total residential real estate	2,874	1,258	1,530	5,662	232,715	238,377	420
Consumer	76	26	33	135	18,885	19,020	—
Total	$6,575	$2,054	$6,253	$14,882	$966,264	$981,146	$540
December 31, 2011
Agricultural	$55	$284	$176	$515	$88,783	$89,298	$—
Commercial and industrial	390	1,732	1,709	3,831	236,159	239,990	537
Credit cards	5	—	—	5	929	934	—
Overdrafts	92	21	32	145	740	885	—
Commercial real estate:
Construction and development	148	—	1,159	1,307	71,951	73,258	—
Farmland	—	—	2,765	2,765	71,689	74,454	—
Multifamily	259	—	—	259	34,460	34,719	—
Commercial real estate-other	686	203	1,555	2,444	211,164	213,608	49
Total commercial real estate	1,093	203	5,479	6,775	389,264	396,039	49
Residential real estate:
One- to four- family first liens	2,316	1,373	1,916	5,605	169,824	175,429	262
One- to four- family junior liens	87	114	292	493	62,926	63,419	206
Total residential real estate	2,403	1,487	2,208	6,098	232,750	238,848	468
Consumer	211	47	34	292	19,887	20,179	—
Total	$4,249	$3,774	$9,638	$17,661	$968,512	$986,173	$1,054

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
(in thousands)
Agricultural	$151	$1,453
Commercial and industrial	1,933	1,494
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	1,159	1,159
Farmland	325	2,927
Multifamily	—	259
Commercial real estate-other	1,568	1,507
Total commercial real estate	3,052	5,852
Residential real estate:
One- to four- family first liens	988	1,959
One- to four- family junior liens	174	125
Total residential real estate	1,162	2,084
Consumer	33	34
Total	$6,331	$10,917

As of March 31, 2012, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of March 31, 2012, approximately 52% of the loans were contractually current or less than 90 days past-due, while 48% were contractually past-due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 48% contractually past-due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three months ended March 31, 2012 and 2011 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$69,915	$—	$69,915	$—
State and political subdivisions	224,665	—	224,665	—
Mortgage-backed securities and collateralized mortgage obligations	244,401	—	244,401	—
Corporate debt securities	10,411	—	10,411	—
Collateralized debt obligations	805	—	—	805
Total available for sale debt securities	550,197	—	549,392	805
Available for sale equity securities:
Financial services industry	1,626	1,626	—	—
Total available for sale equity securities	1,626	1,626	—	—
Total securities available for sale	$551,823	$1,626	$549,392	$805

Mortgage servicing rights	$1,323	$—	$—	$1,323

	Fair Value Measurement at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$56,981	$—	$56,981	$—
State and political subdivisions	219,261	—	219,261	—
Mortgage-backed securities and collateralized mortgage obligations	244,802	—	244,802	—
Corporate debt securities	10,799	—	10,799	—
Collateralized debt obligations	806	—	—	806
Total available for sale debt securities	532,649	—	531,843	806
Available for sale equity securities:
Financial services industry	1,431	1,431	—	—
Total available for sale equity securities	1,431	1,431	—	—
Total securities available for sale	$534,080	$1,431	$531,843	$806

Mortgage servicing rights	$1,265	$—	$—	$1,265

There were no transfers of assets between levels 1 and 2 during the three months ended March 31, 2012.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2011	$806	$1,265
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	(104)
Included in other comprehensive income	(1)	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	162
Sales	—	—
Settlements	—	—
Level 3 fair value at March 31, 2012	$805	$1,323

The following table presents the amount of gains and losses included in earnings for the three months ended March 31, 2012 that are attributable to the change in unrealized gains and losses relating to those assets still held at March 31, 2012, and the line item in the consolidated financial statements in which they are included:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains (losses) for the period in earnings*	$—	$58

Change in unrealized gains (losses) for the period included in comprehensive net income	(1)	—
* - included in mortgage origination and loan servicing fees in the consolidated statement of operations.
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
Other Real Estate Owned (OREO) - Other real estate owned represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the carrying amount of the loan at the time of acquisition, or the estimated fair value of the property, less disposal costs. The Company considers third-party appraisals as well as independent fair value assessments from real estate brokers or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable, the valuations are classified as Level 3.

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2012 and December 31, 2011, as more fully described previously.

	Fair Value Measurements at March 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	—	—	—	—
Commercial and industrial	912	—	—	912
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	775	—	—	775
Farmland	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate-other	296	—	—	296
Total commercial real estate	1,071	—	—	1,071
Residential real estate:
One- to four- family first liens	214	—	—	214
One- to four- family junior liens	—	—	—	—
Total residential real estate	214	—	—	214
Consumer	—	—	—	—
Total collateral dependent impaired loans	2,197	—	—	2,197
Other real estate owned	3,773	—	—	3,773

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,662	$—	$—	$3,662
Other real estate owned	4,033	—	—	4,033

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2012 and December 31, 2011. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	March 31, 2012					December 31, 2011
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$52,033	$52,033	$52,033	$—	$—	$32,623	$32,623
Investment securities:
Available for sale	551,823	551,823	1,626	549,392	805
Held to maturity	7,017	7,053	—	7,053	—
Total investment securities	558,840	558,876	1,626	556,445	805	536,116	536,122
Loans held for sale	943	960	—	960	—	1,955	1,997
Loans, net:
Agricultural	83,818	83,226	—	—	83,226
Commercial and industrial	237,119	236,641	—	—	236,641
Credit cards	1,030	1,030	—	—	1,030
Overdrafts	362	362	—	—	362
Commercial real estate:
Construction and development	74,061	73,822	—	—	73,822
Farmland	70,675	70,333	—	—	70,333
Multifamily	33,470	33,488	—	—	33,488
Commercial real estate-other	210,969	211,440	—	—	211,440
Total commercial real estate	389,175	389,083	—	—	389,083
Residential real estate:
One- to four- family first liens	176,182	174,650	—	—	174,650
One- to four- family junior liens	58,998	59,106	—	—	59,106
Total residential real estate	235,180	233,756	—	—	233,756
Consumer	18,783	18,789	—	—	18,789
Total loans, net	965,467	962,887	—	—	962,887	970,497	971,613
Loan pool participations, net	45,908	45,908	—	—	45,908	50,052	50,052
Accrued interest receivable	9,639	9,639	9,639	—	—	10,422	10,422
Federal Home Loan Bank stock	12,127	12,127	—	12,127	—	12,218	12,218
Financial liabilities:
Deposits:
Non-interest bearing demand	164,936	164,936	—	—	164,936
Interest-bearing demand	536,495	540,125	—	—	540,125
Savings	79,412	79,402	—	—	79,402
Certificates of deposit under $100,000	337,589	340,668	—	—	340,668
Certificates of deposit $100,000 and over	226,221	228,734	—	—	228,734
Total deposits	1,344,653	1,353,865	—	—	1,353,865	1,306,642	1,310,671
Federal funds purchased and securities sold under agreements to repurchase	50,314	50,314	50,314	—	—	57,207	57,207
Federal Home Loan Bank borrowings	136,041	139,696	—	—	139,696	140,014	144,078
Long-term debt	15,464	9,964	—	—	9,964	15,464	10,076
Accrued interest payable	1,641	1,641	1,641	—	—	1,530	1,530

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

•
Federal Home Loan Bank borrowings and long-term debt are recorded at historical cost. The fair value of these items is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at March 31, 2012, categorized within Level 3 of the fair value hierarchy.

Quantitative Information About Level 3 Fair Value Measurements
(in thousands)	Fair Value at March 31, 2012	Valuation Techniques(s)	Unobservable Input	Range (Weighted Average)

Collateralized debt obligations	$805	Discounted cash flows	Pretax discount rate	15.00%
			Actual defaults	13.94 - 20.94% (15.52%)
			Actual deferrals	6.30 - 23.71% (11.32%)
Collateral dependent impaired loans:
Agricultural	—	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *
Commercial and industrial	912	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *
Credit cards	—		N/A - Unsecured
Overdrafts	—		N/A - Unsecured
Construction & development	775	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *
Farmland	—	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *
Multifamily	—	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *
Commercial Real Estate-other	296	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *
Residential real estate one- to four-	214	Modified appraised value	Third party appraisal	NM *
family first liens			Appraisal discount	NM *
Residential real estate one- to four-	—	Modified appraised value	Third party appraisal	NM *
family junior liens			Appraisal discount	NM *
Consumer	—	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *
Mortgage servicing rights	1,323	Discounted cash flows	Constant prepayment rate	13.01 - 17.04% (14.23%)
			Pretax discount rate	11.00 - 14.00% (11.24%)
Other real estate owned	3,773	Modified appraised value	Third party appraisal	NM *
			Appraisal discount	NM *

* - Not Meaningful. Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered include age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, thus providing a range would not be meaningful.

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

8.Variable Interest Entities
Loan Pool Participations
MidWestOne has invested in certain participation certificates of loan pools which are purchased, held and serviced by a third-party independent servicing corporation. MidWestOne's portfolio holds approximately 95% of participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska. SRC's owner holds the rest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.
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

9.Effect of New Financial Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which changed the wording used to describe many of the requirements in U.S. generally accepted accounting principles (GAAP) for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarified the FASB’s intent about the application of existing fair value measurement requirements, while other amendments changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update were to be applied prospectively, and early application by public entities was not permitted. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012, and the adoption did not have a material effect on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are to be applied retrospectively, with early adoption permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted this amendment effective September 30, 2011, and it did not have a material effect on the consolidated financial statements.
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

10.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2012, but prior to the date the consolidated financial statements were available to be issued, that provided additional evidence about conditions that existed at March 31, 2012 have been recognized in the consolidated financial statements for the period ended March 31, 2012. Events or transactions that provided evidence about conditions that did not exist at March 31, 2012, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended March 31, 2012.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2011 Annual Report on Form 10-K. Results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Estimates
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, participation interests in loan pools, intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011
Summary
For the quarter ended March 31, 2012 we earned net income of $4.4 million, all of which was available to common shareholders, compared with $2.9 million, of which $2.7 million was available to common shareholders, for the quarter ended March 31, 2011, an increase of 52.6% and 64.9%, respectively. Basic and diluted earnings per common share for the first quarter of 2012 were $0.52 versus $0.31 for the first quarter of 2011. Our annualized return on average assets for the first quarter of 2012 was 1.05% compared with a return of 0.74% for the same period in 2011. Our annualized return on average shareholders' equity was 11.29% for the quarter ended March 31, 2012 versus 7.41% for the quarter ended March 31, 2011. The annualized return on average tangible common equity was 12.41% for the first quarter of 2012 compared with 8.71% for the same period in 2011.

The following table presents selected financial results and measures for the first quarter of 2012 and 2011.

	Three Months Ended March 31,
($ amounts in thousands)	2012	2011
Net Income	$4,432	$2,905
Average Assets	1,691,513	1,589,542
Average Shareholders' Equity	157,933	158,891
Return on Average Assets*	1.05%	0.74%
Return on Average Shareholders' Equity*	11.29%	7.41%
Return on Average Tangible Common Equity*	12.41%	8.71%
Total Equity to Assets (end of period)	9.23%	9.97%
Tangible Common Equity to Tangible Assets (end of period)	8.70%	8.37%
* - Annualized
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

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Average Tangible Common Equity:
Average total shareholders' equity	$157,933	$158,891
Less: Average preferred stock	—	(15,775)
Average goodwill and intangibles	(10,129)	(11,208)
Average tangible common equity	$147,804	$131,908

Net Income Available to Common Shareholders:
Net income available to common shareholders	$4,432	$2,688
Plus: Intangible amortization, net of tax (1)	128	148
Adjusted net income available to common shareholders	$4,560	$2,836
Annualized return on average tangible common equity	12.41%	8.71%
(1) Computed assuming a federal income tax rate of 34%

	As of March 31,
(in thousands)	2012	2011
Tangible Common Equity:
Total shareholders' equity	159,270	161,315
Less: Preferred equity	—	(15,784)
Goodwill and intangibles	(10,053)	(11,019)
Tangible common equity	149,217	134,512

Tangible Assets:
Total assets	1,725,844	1,618,231
Less: Goodwill and intangibles	(10,053)	(11,019)
Tangible assets	1,715,791	1,607,212
Tangible common equity/tangible assets	8.70%	8.37%

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
Our net interest income for the quarter ended March 31, 2012 increased $1.7 million to $13.2 million compared with $11.6 million for the quarter ended March 31, 2011. Our total interest income of $17.5 million was $0.6 million higher in the first quarter of 2012 compared with the same period in 2011. Most of the increase in interest income was due to increased interest on loans and interest income on loan pool participations. The increased loan interest was due primarily to a higher average balance, while the improvement in loan pool participation income was due to a higher net "all in" yield resulting from the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value. In addition, we experienced an increase in interest on investment securities as a result of higher average balances. The overall increase in interest income was complimented by reduced interest expense on deposits and FHLB advances. Total interest expense for the first quarter of 2012 decreased $1.0 million, or 19.4%, compared with the same period in 2011, due primarily to lower average interest rates in 2012. Our net interest margin on a tax-equivalent basis for the first quarter of 2012 increased to 3.52% compared with 3.31% in the first quarter of 2011. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.60% for the first quarter of 2012 from 4.75% for the first quarter of 2011. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the first quarter of 2012 to 1.26% from 1.67% for the first quarter of 2011, due to the continued repricing of new time certificates and FHLB advances at lower interest rates. We expect to experience net interest margin compression during 2012, with interest rates at generational lows, despite the increased margin this quarter.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarters ended March 31, 2012 and 2011. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$981,352	$13,275	5.44%	$929,247	$12,883	5.62%
Loan pool participations (4)	50,609	454	3.61	66,347	354	2.16
Investment securities:
Taxable investments	401,809	2,752	2.75	365,856	2,688	2.98
Tax exempt investments (2)	146,222	1,775	4.88	119,103	1,568	5.34
Total investment securities	548,031	4,527	3.32	484,959	4,256	3.56
Federal funds sold and interest-bearing balances	18,352	10	0.22	14,849	8	0.22
Total interest-earning assets	$1,598,344	$18,266	4.60%	$1,495,402	$17,501	4.75%

Cash and due from banks	21,896			18,621
Premises and equipment	26,350			26,346
Allowance for loan losses	(18,067)			(17,723)
Other assets	62,990			66,896
Total assets	$1,691,513			$1,589,542

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$580,231	$866	0.60%	$527,181	$1,067	0.82%
Certificates of deposit	572,494	2,363	1.66	569,264	3,035	2.16
Total deposits	1,152,725	3,229	1.13	1,096,445	4,102	1.52
Federal funds purchased and repurchase agreements	51,821	58	0.45	46,779	74	0.64
Federal Home Loan Bank borrowings	138,643	803	2.33	123,600	945	3.10
Long-term debt and other	16,131	177	4.41	16,234	172	4.30
Total borrowed funds	206,595	1,038	2.02	186,613	1,191	2.59
Total interest-bearing liabilities	$1,359,320	$4,267	1.26%	$1,283,058	$5,293	1.67%

Net interest spread(2)			3.34%			3.08%

Demand deposits	157,877			136,922
Other liabilities	16,383			10,671
Shareholders' equity	157,933			158,891
Total liabilities and shareholders' equity	$1,691,513			$1,589,542

Interest income/earning assets (2)	$1,598,344	$18,266	4.60%	$1,495,402	$17,501	4.75%
Interest expense/earning assets	$1,598,344	$4,267	1.08%	$1,495,402	$5,293	1.44%
Net interest margin (2)(5)		$13,999	3.52%		$12,208	3.31%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$195			$83
Securities		556			533
Total tax equivalent adjustment		751			616
Net Interest Income		$13,248			$11,592

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Three Months Ended March 31,
	2012 Compared to 2011 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$914	$(522)	$392
Loan pool participations	(55)	155	100
Investment securities:
Taxable investments	298	(234)	64
Tax exempt investments	333	(126)	207
Total investment securities	631	(360)	271
Federal funds sold and interest-bearing balances	2	(1)	1
Change in interest income	1,492	(728)	764
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	121	(322)	(201)
Certificates of deposit	17	(690)	(673)
Total deposits	138	(1,012)	(874)
Federal funds purchased and repurchase agreements	9	(25)	(16)
Federal Home Loan Bank borrowings	136	(278)	(142)
Other long-term debt	(2)	7	5
Total borrowed funds	143	(296)	(153)
Change in interest expense	281	(1,308)	(1,027)
Increase in net interest income	$1,211	$580	$1,791
Percentage increase in net interest income over prior period			14.67%
Interest income and fees on loans on a tax-equivalent basis increased $0.4 million, or 3.0%, in the first quarter of 2012 compared with the same period in 2011. Average loans were $52.1 million, or 5.6%, higher in the first quarter of 2012 compared with 2011. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.62% in the first quarter of 2011 to 5.44% in first quarter of 2012, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.5 million for the first quarter of 2012 compared with $0.4 million for the first quarter of 2011, an increase of $0.1 million. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are pools of performing, subperforming and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pools to consumer real estate, subprime credit or construction and real estate development loans. Average loans pools were $15.7 million, or 23.7%, lower in the first quarter of 2012 compared with 2011. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 3.61% for the first quarter of 2012, up from 2.16% for the same period of 2011. The net yield was higher in the first quarter of 2012 than for the first quarter of 2011 primarily due to the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future.
Interest income on investment securities on a tax-equivalent basis totaled $4.5 million in the first quarter of 2012 compared with $4.3 million for the same period of 2011. The average balance of investments in the first quarter of 2012 was $548.0 million compared with $485.0 million in the first quarter of 2011, an increase of $63.0 million, or 13.0%. The increase in average balance resulted from our investment in securities of a portion of the excess liquidity provided by a combination of decreasing loan pool balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the first quarter of 2012 decreased to 3.32% from 3.56% in the comparable period of 2011, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.9 million, or 21.3%, lower in the first quarter of 2012 compared with the same period in 2011, mainly due to the decrease in interest rates being paid during 2012. The weighted average rate paid on interest-bearing deposits was 1.13% in the first quarter of 2012 compared with 1.52% in the first quarter of 2011. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first quarter of 2012 increased $56.3 million, or 5.1% compared with the same period in 2011.
Interest expense on borrowed funds was $0.2 million lower in the first quarter of 2012 compared with the same period in 2011. Interest on borrowed funds totaled $1.0 million for the first quarter of 2012. Average borrowed funds for the first quarter of 2012 were $20.0 million higher compared with the same period in 2011. The majority of this increase was due to an increase in the level of FHLB borrowings and repurchase agreements. The weighted average rate on borrowed funds decreased to 2.02% for the first quarter of 2012 compared with 2.59% for the first quarter of 2011, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.6 million in the first quarter of 2012 compared with a $0.9 million provision in the first quarter of 2011, a decrease of $0.3 million, or 35.7%. Net loans charged off in the first quarter of 2012 totaled $0.6 million compared with net loans charged off of $0.7 million in the first quarter of 2011. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of March 31, 2012; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,253	$1,273	$(20)	(1.6)%
Service charges and fees on deposit accounts	767	851	(84)	(9.9)
Mortgage origination and loan servicing fees	767	877	(110)	(12.5)
Other service charges, commissions and fees	710	679	31	4.6
Bank owned life insurance income	230	229	1	0.4
Gain on sale of available for sale securities	316	—	316	NM
Gain (loss) on sale of premises and equipment	158	(48)	206	NM
Total noninterest income	$4,201	$3,861	$340	8.8%
Noninterest income as a % of total revenue*	22.0%	25.2%
NM - Percentage change not considered meaningful.
* - Total revenue is net interest income plus noninterest income minus gain/loss or impairment on securities and premises and equipment..
Total noninterest income increased $0.3 million for the first quarter of 2012 compared with the same period for 2011. The increase in 2012 is primarily due to increased net gains on the sale of securities available for sale and net gains on the sale of fixed assets. Net gains on the sale of securities available for sale for the first quarter of 2012 were $0.3 million, compared to no gain or loss realized for the same period of 2011. The gains were primarily attributable to the gain on sale of a group of securities, and partially to acceleration of bond discount due to the early redemption of certain bonds with a call feature. Net gains on the sale of fixed assets were $0.2 million for the first three months of 2012, compared to a small net loss for the same period last year. The current period gain was primarily due to the sale of vacant property originally acquired for a potential bank branch location.
These increases were partially offset by decreased mortgage origination and loan servicing fees of $0.8 million for the first quarter of 2012, down from $0.9 million for the same period last year. This decline was attributable to a lower mortgage servicing rights value adjustment of $0.1 million during the first quarter of 2012 compared to $0.4 million for the same period of 2011, partially offset by an increase in mortgage origination fees from $0.3 million for the first quarter of 2011 to $0.5 million for the same period of 2012. Service charges and fees on deposit accounts declined $0.1 million for the first quarter of 2012 compared with the same period for 2011. The decrease was primarily due to lower NSF check fees. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the quarter ended March 31, 2012, noninterest income comprised 22.0% of total revenues, compared with 25.2% for the same quarter in 2011. Management continues to evaluate options for increasing noninterest income, with particular emphasis on trust, investment, and insurance fees.
Noninterest Expense

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$5,972	$5,870	$102	1.7%
Net occupancy and equipment expense	1,644	1,617	27	1.7
Professional fees	732	677	55	8.1
Data processing expense	446	450	(4)	(0.9)
FDIC insurance expense	310	597	(287)	(48.1)
Amortization of intangible assets	194	224	(30)	(13.4)
Other operating expense	1,505	1,199	306	25.5
Total noninterest expense	$10,803	$10,634	$169	1.6%
Noninterest expense for the first quarter of 2012 was $10.8 million compared with $10.6 million for the first quarter of 2011, an increase of $0.2 million, or 1.6%. The primary reasons for the increase in noninterest expense were an increase in other operating expenses from $1.2 million in the first quarter of 2011 to $1.5 million for the same period of 2012, and an increase in salaries and employee benefits to $6.0 million for the first quarter of 2012 from $5.9 million for the first quarter of 2011. The primary area of increase in other operating expense was the establishment of an allowance for losses on off-balance-sheet credit exposures, mainly commercial letters of credit, in the amount of $0.2 million. The increase in salaries and employee benefits were primarily due to annual salary increases for employees that were effective at the beginning of 2012.

These increases were partially offset by lower FDIC insurance expense, which went from $0.6 million for the first quarter of 2011, to $0.3 million for the comparable period of 2011 (See "FDIC Assessments" below).
Anticipated Impact of Future Events
As initially disclosed in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, during recent efforts to fully terminate the Bank's noncontributory defined benefit pension plan and with recent volatility in the financial markets, a widened funding gap between the plan's accumulated benefit obligation and the fair value of plan assets has been noted. While initially estimated not to exceed $5.0 million, current estimates have placed the pre-tax termination expense as high as $6.0 million. The Company expects to complete the termination process in the second quarter of 2012, at which time the actual expense will be recorded, in accordance with generally accepted accounting principles.
The Company entered into an agreement in January 2011 to sell the location of our Home Mortgage Center to the University of Iowa, and a gain on sale in the estimated amount of $4.0 million is expected. There are several contingencies to be met before the sale is finalized. The Company anticipates the transaction to be finalized in the second quarter of 2012, at which time the actual gain will be recorded, in accordance with generally accepted accounting principles.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.9% for the first quarter of 2012, and 25.9% for the same period of 2011. The increase in the effective tax rate was the result of a lower proportion of our income being attributable to interest from tax-exempt bonds. Income tax expense increased $0.6 million to $1.6 million in the first quarter of 2012 compared with $1.0 million income tax expense for the same period of 2011, due primarily to increased taxable income.
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
On February 7, 2011, the FDIC Board of Directors adopted a final rule which redefined the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The new rule: (i) made changes to assessment rates from being based on adjusted domestic deposits to average consolidated total assets minus average tangible equity; (ii) implements the Dodd-Frank Act's Deposit Insurance Fund (the "DIF") dividend provisions; and (iii) revised the risk-based assessment system for all large (greater than $10 billion in assets) insured depository institutions. Changes pursuant to the rule were effective April 1, 2011, and resulted in a reduction in the Bank's assessments. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will either be returned to the Bank or credited towards future assessments. As of March 31, 2012, $4.8 million of the Bank's prepaid assessments balance remained.

FINANCIAL CONDITION
Our total assets increased to $1.73 billion as of March 31, 2012 from $1.70 billion on December 31, 2011. This growth resulted primarily from increased investment in securities along with cash and cash equivalents, somewhat offset by a decrease in bank loans and loan pool participation balances. The asset growth was funded by an increase in deposit balances and repurchase agreements, partially offset by a decrease in Federal Home Loan Bank borrowings. Total deposits at March 31, 2012 were $1.34 billion compared with $1.31 billion at December 31, 2011, up $0.04 billion, or 2.9%, primarily due to increased consumer and public fund deposits in savings and demand accounts. Federal Home Loan Bank borrowings decreased $4.0 million from $140.0 million at December 31, 2011, to $136.0 million at March 31, 2012, while repurchase agreements were $50.3 million at March 31, 2012, an increase of $2.0 million, from $48.3 million at December 31, 2011.
Investment Securities
Investment securities available for sale totaled $551.8 million as of March 31, 2012. This was an increase of $17.7 million, or 3.3%, from December 31, 2011. The increase was primarily due to investment purchases of $51.2 million, somewhat offset by security maturities or calls during the period of $19.1 million. Investment securities classified as held to maturity increased to $7.0 million as of March 31, 2012 as a result of the purchase of $5.0 million of tax-exempt obligations of states and political subdivisions. The investment portfolio consists mainly of U.S. government agency securities (12.5%), mortgage-backed securities (43.7%), and obligations of states and political subdivisions (41.3%).

As of March 31, 2012, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets, and continue to obtain updated cash flow analysis as required. See Note 4 “Investment Securities” for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	March 31, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$85,106	8.7%	$89,298	9.1%
Commercial and industrial	242,253	24.7	239,990	24.3
Credit cards	1,056	0.1	934	0.1
Overdrafts	541	0.1	885	0.1
Commercial real estate:
Construction and development	75,765	7.7	73,258	7.4
Farmland	71,039	7.2	74,454	7.6
Multifamily	33,843	3.5	34,719	3.5
Commercial real estate-other	214,146	21.8	213,608	21.7
Total commercial real estate	394,793	40.2	396,039	40.2
Residential real estate:
One- to four- family first liens	178,600	18.2	175,429	17.8
One- to four- family junior liens	59,777	6.1	63,419	6.4
Total residential real estate	238,377	24.3	238,848	24.2
Consumer	19,020	1.9	20,179	2.0
Total loans	$981,146	100.0%	$986,173	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) decreased by $5.0 million, to $981.1 million as of March 31, 2012 as compared to December 31, 2011. As of March 31, 2012, our bank loan (excluding loan pool participations) to deposit ratio was 73.0% compared with a year-end 2011 bank loan to deposit ratio of 75.5%. We anticipate that the loan to deposit ratio will stabilize in future periods, with loans showing overall measured growth and deposits remain steady or increasing.
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
Loan Pool Participations
As of March 31, 2012, we had loan pool participations, net, totaling $45.9 million, down from $50.1 million at December 31, 2011. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our Consolidated Balance Sheets represent the discounted purchase cost of the loan pool participations. As of March 31, 2012, the categories of loans by collateral type in the loan pools were commercial real estate - 59%, commercial loans - 7%, agricultural and agricultural real estate - 6%, single-family residential real estate - 7% and other loans - 21%. We have minimal exposure in the loan pools to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to loan pools.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of March 31, 2012, such cost basis was $48.0 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $121.0 million, resulting in an investment basis of 39.7% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.

The loans in the pools provide some geographic diversification to our balance sheet. As of March 31, 2012, loans in the southeast region of the United States represented approximately 42% of the total. The northeast was the next largest area with 34%, the central region with 19%, the southwest region with 4% and northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 25% of the basis total, with the next highest state level being Ohio at 15%, then Pennsylvania and New Jersey, both at approximately 10%. As of March 31, 2012, approximately 52% of the loans were contractually current or less than 90 days past-due, while 48% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 48% contractually past-due includes loans in litigation and foreclosed property. As of March 31, 2012, loans in litigation totaled approximately $5.3 million, while foreclosed property was approximately $10.2 million.
Intangible Assets
Intangible assets decreased to $10.1 million as of March 31, 2012 from $10.2 million as of December 31, 2011 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2012.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
March 31, 2012
Intangible assets:
Insurance agency intangible	$1,320	$624	$696
Core deposit premium	5,433	3,340	2,093
Trade name intangible	7,040	—	7,040
Customer list intangible	330	106	224
Total	$14,123	$4,070	$10,053
Deposits
Total deposits as of March 31, 2012 were $1.34 billion compared with $1.31 billion as of December 31, 2011. Certificates of deposit were the largest category of deposits at March 31, 2012, representing approximately 41.9% of total deposits. Total certificates of deposit were $563.8 million at March 31, 2012, down $9.8 million, or 1.7%, from $573.6 million at December 31, 2011. Included in total certificates of deposit at March 31, 2012 was $27.0 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $1.8 million, or 6.3%, from the $28.8 million at December 31, 2011. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $536.5 million at March 31, 2012, an increase of $36.6 million, or 7.3%, from $499.9 million at December 31, 2011. The increased balances in non-certificate deposit accounts were primarily in public funds and consumer accounts. Included in interest-bearing checking deposits at March 31, 2012 was $20.6 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $0.6 million, or 3.0%, from the $20.0 million at December 31, 2011. We expect continued growth in ICS balances as we market the account type to a wider range of customers. Approximately 83.2% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $136.0 million as of March 31, 2012 compared with $140.0 million as of December 31, 2011. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. During the second quarter of 2011, we restructured three FHLB advances totaling $9.0 million. Restructuring the debt involved paying off the existing advances (including payment of early termination fees), and the simultaneous issuance of a new advances with a longer term but substantially lower effective cost. Early termination fees are being amortized over the life of the new borrowings.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of March 31, 2012, unchanged from December 31, 2011. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on or after September 20, 2012. The interest rate is fixed at 6.48% until December 15, 2012 on $7.7 million of the issuance and is variable quarterly at the three-month LIBOR plus 1.59% on the remainder. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by portfolio class at March 31, 2012 and December 31, 2012:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
March 31, 2012
Agricultural	$—	$3,323	$151	$3,474
Commercial and industrial	60	481	1,933	2,474
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:				—
Construction and development	—	79	1,159	1,238
Farmland	—	2,367	325	2,692
Multifamily	—	—	—	—
Commercial real estate-other	60	782	1,568	2,410
Total commercial real estate	60	3,228	3,052	6,340
Residential real estate:
One- to four- family first liens	308	577	988	1,873
One- to four- family junior liens	112	—	174	286
Total residential real estate	420	577	1,162	2,159
Consumer	—	25	33	58
Total	$540	$7,634	$6,331	$14,505

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2011
Agricultural	$—	$3,323	$1,453	$4,776
Commercial and industrial	537	48	1,494	2,079
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	79	1,159	1,238
Farmland	—	—	2,927	2,927
Multifamily	—	—	259	259
Commercial real estate-other	49	2,081	1,507	3,637
Total commercial real estate	49	2,160	5,852	8,061
Residential real estate:
One- to four- family first liens	262	579	1,959	2,800
One- to four- family junior liens	206	—	125	331
Total residential real estate	468	579	2,084	3,131
Consumer	—	25	34	59
Total	$1,054	$6,135	$10,917	$18,106
Our nonperforming assets totaled $18.3 million as of March 31, 2012, a decrease of $3.9 million compared to December 31, 2011. The balance of other real estate owned at March 31, 2012 was $3.8 million, down from $4.0 million at year-end 2011. Nonperforming loans totaled $14.5 million (1.5% of total bank loans) as of March 31, 2012, compared to $18.1 million (1.8% of total bank loans) as of December 31, 2011. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to nonperforming assets.
The nonperforming loans consisted of $6.3 million in nonaccrual loans, $7.6 million in troubled debt restructures and $0.5 million in loans past due 90 days or more and still accruing. This compares with $10.9 million, $6.1 million and $1.1 million, respectively, as of December 31, 2011. Nonaccrual loans decreased $4.6 million, or 42.0%, at March 31, 2012 compared to December 31, 2011. The decrease in nonaccrual loans was primarily due to the payoff of a $1.4 million agricultural credit that had been on nonaccrual, and the movement of two nonaccrual farmland loans totaling $2.5 million to troubled debt restructure due to a court-ordered interest rate reduction in connection with a Chapter 12 bankruptcy. The Company experienced a $1.5 million, or 24.4%, increase in restructured loans, from December 31, 2011 to March 31, 2012, primarily due to the addition of the two farmland loans totaling $2.5 million, and the movement of a $1.0 million commercial real estate credit out of troubled debt restructure. During the same period, loans past due 90 days or more and still accruing interest decreased by $0.5 million, or 48.8%, from December 31, 2011 to March 31, 2012. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $7.9 million as of March 31, 2012 compared with $7.0 million as of December 31, 2011, an increase of $0.9 million or 13.4%.
All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of March 31, 2012. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
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
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Company's Loan Review department undertakes independent credit reviews of relationships based on either criteria established by Loan Policy, risk-focused sampling, or random sampling. Loan Policy requires the top 50 lending relationships by total exposure be reviewed no less than annually as well as all classified and Watch rated credits over $250,000. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to Executive Management.
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
During the three months ended March 31, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. Both are farmland loans and were granted interest rate reductions by court order as part of a Chapter 12 bankruptcy. A commercial real estate loan that was a new TDR in the past 12 months due to a below market interest rate was on non-accrual at quarter-end.
During the three months ended March 31, 2011, the Company restructured four loans by granting concessions to borrowers experiencing financial difficulties. Four commercial real estate loans to the same borrower were classified as new TDRs due to the extension of a forbearance agreement and the granting of a below market interest rate. These four credits also experienced a payment default during the three months ended March 31, 2011.
We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,634	$6,135
Not in compliance with modified terms - on nonaccrual status	580	1,035
Total restructured loans	$8,214	$7,170
Allowance for Loan Losses
Our Allowance for Loan Losses (“ALLL”) as of March 31, 2012 was $15.7 million, which was 1.6% of total bank loans (excluding loan pools) as of that date. This compares with an ALLL of $15.7 million as of December 31, 2011, which was 1.6% of total bank loans as of that date. Gross charge-offs for the three months of 2012 totaled $1.1 million, while recoveries of previously charged-off loans totaled $0.5 million. Annualized net loan charge offs to average bank loans for the first three months of 2012 was 0.2% compared to 0.3% for the year ended December 31, 2011. As of March 31, 2012, the ALLL was 108.1% of nonperforming loans compared with 86.6% as of December 31, 2011. While nonperforming loan levels generally increased during the first six months of 2011, they have steadily improved during the second half of 2011 and into the most recent quarter. Past increases were primarily in credits that our management had already identified as weak. Based on the inherent risk in the loan portfolio, we believe that as of March 31, 2012, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” for additional information related to the allowance for loan losses.
During the first quarter of 2012 we changed the historical charge-off component of the ALLL calculation from a five-year annual average to a rolling 20 quarter annual average. The historical charge-off portion is one of several factors used in establishing our reserve level for each loan type. We also enhanced our method for determining the loan type categories that individual loans are included in for ALLL purposes, which provides a more granular and accurate basis for computing the ALLL. Finally, all credit relationships with a balance less than $200,000 are now evaluated for ALLL adequacy purposes based solely on delinquency status, unless the loan has been placed on nonaccrual or is classified as a TDR. There were no other changes to our ALLL calculation during the first three months of 2012. Classified loans are reviewed per the requirements of FASB ASC Topics 310 and 450. All classified loans are reviewed for impairment in accordance with FASB ASC Topic 310.
We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At March 31, 2012, there were eight owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 24 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on four of these equity loans and other financial institutions have the first lien on the remaining 20.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2012, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. All commercial and agricultural lenders are required to review their portfolios on a monthly basis and document that either no downgrades are necessary or report credits that they feel warrant a downgrade to Loan Review for inclusion in the allowance for loan loss calculation. Periodic loan file examinations are conducted by Loan Review staff to ensure the accuracy of loan officer credit classifications.
Capital Resources
Total shareholders' equity was 9.23% of total assets as of March 31, 2012 and was 9.23% as of December 31, 2011. Tangible common equity to tangible assets was 8.70% as of March 31, 2012 and 8.68% as of December 31, 2011. Our Tier 1 capital to risk-weighted assets ratio was 12.56% as of March 31, 2012 and was 12.40% as of December 31, 2011. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of March 31, 2012, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At March 31,	At December 31,
(in thousands)	2012	2011
Tangible Common Equity:
Total shareholders' equity	$159,270	$156,494
Less: Intangibles	(10,053)	(10,247)
Tangible common equity	$149,217	$146,247
Tangible Assets:
Total assets	$1,725,844	$1,695,244
Less: Intangibles	(10,053)	(10,247)
Tangible assets	$1,715,791	$1,684,997
Tangible common equity to tangible assets	8.70%	8.68%

	At March 31,	At December 31,
(in thousands)	2012	2011
Tier 1 capital
Total shareholders' equity	$159,270	$156,494
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	(3,831)	(3,328)
Less: Disallowed Intangibles	(10,185)	(10,374)
Tier 1 capital	$160,718	$158,256
Risk-weighted assets	$1,279,844	$1,276,512
Tier 1 capital to risk-weighted assets	12.56%	12.40%

On January 17, 2012, 22,600 restricted stock units were granted to certain directors and officers. During the first three months of 2012, 13,170 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,025 shares were surrendered by grantees to satisfy tax requirements. In addition, 11,553 shares were issued in connection with the exercise of previously issued stock options, with 2,325 shares of stock surrendered in connection with the exercises.
The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
(dollars in thousands)
March 31, 2012
Consolidated:
Total risk based capital	$176,933	13.82%	8.00%	—%
Tier 1 risk based capital	160,718	12.56%	4.00%	—%
Leverage ratio	160,718	9.62%	4.00%	—%
MidWestOne Bank:
Total risk based capital	155,065	12.28%	8.00%	10.00%
Tier 1 risk based capital	139,248	11.02%	4.00%	6.00%
Leverage ratio	139,248	8.43%	4.00%	5.00%

December 31, 2011
Consolidated:
Total risk based capital	$174,342	13.66%	8.00%	—%
Tier 1 risk based capital	158,256	12.40%	4.00%	—%
Leverage ratio	158,256	9.60%	4.00%	—%
MidWestOne Bank:
Total risk based capital	155,039	12.33%	8.00%	10.00%
Tier 1 risk based capital	139,292	11.07%	4.00%	6.00%
Leverage ratio	139,292	8.54%	4.00%	5.00%

Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis; and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $52.0 million as of March 31, 2012, compared with $32.6 million as of December 31, 2011. Investment securities classified as available for sale, totaling $551.8 million and $534.1 million as of March 31, 2012 and December 31, 2011, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2012 to meet the needs of borrowers and depositors.
Our principal sources of funds were deposits, proceeds from the maturity and sale of investment securities, principal repayments on loan pools, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2012, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48% until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59%. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three-month LIBOR plus 1.59%.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of March 31, 2012, outstanding commitments to extend credit totaled approximately $257.6 million. We have established a reserve of $0.2 million for potential losses as a result of these transactions. Commitments under standby and performance letters of credit outstanding aggregated $4.3 million as of March 31, 2012. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2012, there were approximately $16.0 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the current economic environment, particularly certain dislocations in the credit markets that have prevailed since 2008, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $8.4 million in the first three months of 2012, compared with $10.7 million in the first three months of 2011. Net income, and depreciation, amortization and accretion add backs were the primary contributors for the first three months of 2012, as was an increase in other liabilities of $0.7 million.
Net cash outflows from investing activities were $14.0 million in the first quarter of 2012, compared to net cash outflows of $36.9 million in the comparable three-month period of 2011. In the first three months of 2012, loans made to customers, net of collections, accounted for net inflows of $3.8 million, and securities transactions accounted for a net outflow of $22.5 million. Cash inflows from loan pool participations were $4.1 million during the first three months of 2012 compared to a $3.7 million inflow during the same period of 2011.
Net cash provided by financing activities in the first three months of 2012 was $25.0 million. The largest financing cash inflows during the three months ended March 31, 2012 were the $38.0 million net increase in deposits and a $2.0 million net increase in repurchase agreements. The largest cash outflows from financing activities in the first three months of 2012 consisted of an $8.9 million decrease in Federal Funds purchased and $4.0 million repayment of FHLB borrowings.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include: volume concentration (percentage of liabilities), cost, volatility, and the fit with the current management plan. These acceptable sources of liquidity include:
•Fed Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window
Fed Funds Lines:
Routine liquidity requirements are met by fluctuations in the Bank's Fed Funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured Fed Funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current Fed Funds purchased limit is 10% of total assets, or the amount of established Fed Funds lines, whichever is smaller. Currently, the Bank has unsecured Fed Fund lines totaling $55.0 million, which are tested semi-annually to ensure availability.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of March 31, 2012, the Bank had $168.5 million of collateral pledged to the FHLB and $136.0 million in outstanding borrowings, leaving $32.5 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2012.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of March 31, 2012, the Bank has municipal securities with an approximate market value of $12.9 million pledged for liquidity purposes.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at March 31, 2012 and December 31, 2011.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
March 31, 2012
Dollar change	$1,024	$26	$(637)	$(426)
Percent change	1.9%	—%	(1.2)%	(0.8)%
December 31, 2011
Dollar change	$1,350	$526	$(689)	$(691)
Percent change	2.5%	1.0%	(1.3)%	(1.3)%

As shown above, at March 31, 2012, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $0.4 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $1.0 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would result in an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings; (2) our management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income; (3)

changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing; (4) fluctuations in the value of our investment securities; (5) governmental monetary and fiscal policies; (6) legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder), and changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverages; (7) the ability to attract and retain key executives and employees experienced in banking and financial services; (8) the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio; (9) our ability to adapt successfully to technological changes to compete effectively in the marketplace; (10) credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio; (11) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere or providing similar services; (12) the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities; (13) volatility of rate-sensitive deposits; (14) operational risks, including data processing system failures or fraud; (15) asset/liability matching risks and liquidity risks; (16) the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; (17) the costs, effects and outcomes of existing or future litigation; (18) changes in general economic or industry conditions, nationally or in the communities in which we conduct business; (19) changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and (20) other risk factors detailed from time to time in SEC filings made by the Company.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2011.  Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information about the Company's purchase of its common stock during the three-month period ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2012	42,700	$16.29	42,700	$3,464,852
February 1 - 29, 2012	34,433	17.15	34,433	2,874,346
March 1 - 31, 2012	8,950	17.71	8,950	2,715,851
Total	86,083	$16.78	86,083	$2,715,851
On October 18, 2011, our Board of Directors amended the Company's existing $1.0 million share repurchase program, originally authorized on July 26, 2011, by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 3, 2012	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer