Form 10-Q
period 2012-06-30
MidWestOne Financial Group, Inc.
filed 2012-08-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 000-24630

MIDWESTONE FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Iowa	42-1206172
(State of Incorporation)	(I.R.S. Employer Identification No.)
102 South Clinton Street
Iowa City, IA 52240
(Address of principal executive offices, including Zip Code)
319-356-5800
(Registrant's telephone number, including area code)

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

As of August 2, 2012, there were 8,483,072 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$23,347	$28,155
Interest-bearing deposits in banks	7,047	4,468
Cash and cash equivalents	30,394	32,623
Investment securities:
Available for sale	547,203	534,080
Held to maturity (fair value of $6,649 as of June 30, 2012 and $2,042 as of December 31, 2011)	6,491	2,036
Loans held for sale	925	1,955
Loans	996,422	986,173
Allowance for loan losses	(15,737)	(15,676)
Net loans	980,685	970,497
Loan pool participations, net	42,046	50,052
Premises and equipment, net	24,770	26,260
Accrued interest receivable	9,437	10,422
Intangible assets, net	9,858	10,247
Bank-owned life insurance	28,174	27,723
Other real estate owned	3,869	4,033
Assets held for sale	764	—
Deferred income taxes	572	3,654
Other assets	22,206	21,662
Total assets	$1,707,394	$1,695,244
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$177,447	$161,287
Interest-bearing checking	501,078	499,905
Savings	80,846	71,823
Certificates of deposit under $100,000	326,699	346,858
Certificates of deposit $100,000 and over	235,333	226,769
Total deposits	1,321,403	1,306,642
Federal funds purchased	—	8,920
Securities sold under agreements to repurchase	52,017	48,287
Federal Home Loan Bank borrowings	130,067	140,014
Deferred compensation liability	3,595	3,643
Long-term debt	15,464	15,464
Accrued interest payable	1,541	1,530
Other liabilities	16,606	14,250
Total liabilities	1,540,693	1,538,750
Shareholders' equity:
Preferred stock, no par value, with a liquidation preference of $1,000.00 per share; authorized 500,000 shares; no shares issued and outstanding at June 30, 2012 and December 31, 2011	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at June 30, 2012 and December 31, 2011; issued 8,690,398 shares at June 30, 2012 and December 31, 2011; outstanding 8,475,765 shares at June 30, 2012 and 8,529,530 shares at December 31, 2011	8,690	8,690
Additional paid-in capital	80,215	80,333
Treasury stock at cost, 214,633 shares as of June 30, 2012 and 160,868 shares at December 31, 2011	(3,282)	(2,312)
Retained earnings	72,800	66,299
Accumulated other comprehensive income	8,278	3,484
Total shareholders' equity	166,701	156,494
Total liabilities and shareholders' equity	$1,707,394	$1,695,244

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$12,799	$12,976	$25,879	$25,776
Interest and discount on loan pool participations	401	436	855	790
Interest on bank deposits	12	8	22	16
Interest on federal funds sold	1	1	1	1
Interest on investment securities:
Taxable securities	2,818	2,866	5,570	5,554
Tax-exempt securities	1,246	1,072	2,465	2,107
Total interest income	17,277	17,359	34,792	34,244
Interest expense:
Interest on deposits:
Interest-bearing checking	761	994	1,590	2,002
Savings	32	58	69	117
Certificates of deposit under $100,000	1,496	2,120	3,086	4,307
Certificates of deposit $100,000 and over	754	839	1,527	1,687
Total interest expense on deposits	3,043	4,011	6,272	8,113
Interest on federal funds purchased	2	3	5	3
Interest on securities sold under agreements to repurchase	47	67	102	141
Interest on Federal Home Loan Bank borrowings	783	868	1,586	1,813
Interest on notes payable	9	10	18	20
Interest on long-term debt	167	163	335	325
Total interest expense	4,051	5,122	8,318	10,415
Net interest income	13,226	12,237	26,474	23,829
Provision for loan losses	575	900	1,154	1,800
Net interest income after provision for loan losses	12,651	11,337	25,320	22,029
Noninterest income:
Trust, investment, and insurance fees	1,220	1,156	2,473	2,429
Service charges and fees on deposit accounts	811	955	1,578	1,806
Mortgage origination and loan servicing fees	828	382	1,595	1,259
Other service charges, commissions and fees	623	677	1,333	1,356
Bank-owned life insurance income	221	225	451	454
Gain on sale or call of available for sale securities	417	85	733	85
Gain (loss) on sale of premises and equipment	4,047	(195)	4,205	(243)
Total noninterest income	8,167	3,285	12,368	7,146
Noninterest expense:
Salaries and employee benefits	11,988	5,739	17,960	11,609
Net occupancy and equipment expense	1,560	1,498	3,204	3,115
Professional fees	793	688	1,525	1,365
Data processing expense	369	426	815	876
FDIC insurance expense	293	356	603	953
Amortization of intangible assets	195	224	389	448
Other operating expense	1,382	1,364	2,887	2,563
Total noninterest expense	16,580	10,295	27,383	20,929
Income before income tax expense	4,238	4,327	10,305	8,246
Income tax expense	726	1,104	2,361	2,118
Net income	$3,512	$3,223	$7,944	$6,128
Less: Preferred stock dividends and discount accretion	$—	$218	$—	$435
Net income available to common shareholders	$3,512	$3,005	$7,944	$5,693
Share and Per share information:
Ending number of shares outstanding	8,475,765	8,628,221	8,475,765	8,628,221
Average number of shares outstanding	8,471,379	8,627,810	8,484,649	8,624,782
Diluted average number of shares	8,516,461	8,674,558	8,521,971	8,678,787
Earnings per common share - basic	$0.42	$0.35	$0.94	$0.66
Earnings per common share - diluted	0.41	0.35	0.93	0.66
Dividends paid per common share	0.09	0.05	0.17	0.10
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,512	$3,223	$7,944	$6,128

Other comprehensive income, before tax:
Unrealized holding gains arising during period	1,556	7,512	2,415	8,305
Less: Reclassification adjustment for gains included in net income	(417)	(85)	(733)	(85)
Unrealized gains on available for sale securities	1,139	7,427	1,682	8,220

Reclassification of pension plan expense due to plan settlement	5,969	—	5,969	—
Defined benefit pension plans	5,969	—	5,969	—
Other comprehensive income, before tax	7,108	7,427	7,651	8,220
Income tax expense related to items of other comprehensive income	2,661	2,768	2,857	3,065
Other comprehensive income, net of tax	4,447	4,659	4,794	5,155
Comprehensive income	$7,959	$7,882	$12,738	$11,283
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Net income	—	—	—	—	6,128	—	6,128
Dividends paid on common stock ($0.10 per share)	—	—	—	—	(863)	—	(863)
Dividends paid on preferred stock	—	—	—	—	(400)	—	(400)
Stock options exercised (3,488 shares)	—	—	(9)	49	—	—	40
Release/lapse of restriction on RSUs (10,650 shares)	—	—	(135)	138	—	—	3
Preferred stock discount accretion	35	—	—	—	(35)	—	—
Stock compensation	—	—	108	—	—	—	108
Other comprehensive income	—	—	—	—	—	5,155	5,155
Balance at June 30, 2011	$15,802	$8,690	$81,232	$(865)	$60,449	$3,329	$168,637
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$66,299	$3,484	$156,494
Net income	—	—	—	—	7,944	—	7,944
Dividends paid on common stock ($0.17 per share)	—	—	—	—	(1,443)	—	(1,443)
Stock options exercised (23,497 shares)	—	—	(49)	265	—	—	216
Release/lapse of restriction on RSUs (15,610 shares)	—	—	(198)	210	—	—	12
Repurchase of common stock (86,083 shares)	—	—	—	(1,445)	—	—	(1,445)
Stock compensation	—	—	129	—	—	—	129
Other comprehensive income	—	—	—	—	—	4,794	4,794
Balance at June 30, 2012	$—	$8,690	$80,215	$(3,282)	$72,800	$8,278	$166,701
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,944	$6,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,154	1,800
Depreciation, amortization and accretion	2,729	2,588
(Gain) loss on sale of premises and equipment	(4,205)	243
Deferred income taxes	226	(5)
Stock-based compensation	141	108
Net gain on sale or call of available for sale securities	(733)	(85)
Net gain on sale of other real estate owned	(84)	(158)
Net gain on sale of loans held for sale	(899)	(470)
Writedown of other real estate owned	16	—
Origination of loans held for sale	(67,081)	(38,312)
Proceeds from sales of loans held for sale	69,010	39,172
Recognition of previously deferred expense related to pension plan settlement	3,002	—
Pension plan contribution	(3,031)	—
Decrease in accrued interest receivable	985	1,449
Increase in cash surrender value of bank-owned life insurance	(451)	(454)
Increase in other assets	(544)	(1,003)
Decrease in deferred compensation liability	(48)	(31)
Increase in accrued interest payable, accounts payable, accrued expenses, and other liabilities	8,364	1,259
Net cash provided by operating activities	16,495	12,229
Cash flows from investing activities:
Proceeds from sales of available for sale securities	16,224	—
Proceeds from maturities and calls of available for sale securities	58,772	64,238
Purchases of available for sale securities	(86,840)	(96,412)
Proceeds from maturities and calls of held to maturity securities	546	1,540
Purchase of held to maturity securities	(5,000)	—
Increase in loans	(12,734)	(21,716)
Decrease in loan pool participations, net	8,006	9,207
Purchases of premises and equipment	(1,465)	(531)
Proceeds from sale of other real estate owned	1,624	778
Proceeds from sale of premises and equipment	5,244	175
Net cash used in investing activities	(15,623)	(42,721)
Cash flows from financing activities:
Net increase in deposits	14,761	36,959
Decrease in federal funds purchased	(8,920)	—
Increase (decrease) in securities sold under agreements to repurchase	3,730	(2,005)
Proceeds from Federal Home Loan Bank borrowings	—	51,000
Repayment of Federal Home Loan Bank borrowings	(10,000)	(33,000)
Stock options exercised	216	43
Dividends paid	(1,443)	(1,263)
Repurchase of common stock	(1,445)	—
Net cash (used in) provided by financing activities	(3,101)	51,734
Net increase (decrease) in cash and cash equivalents	(2,229)	21,242
Cash and cash equivalents at beginning of period	32,623	20,523
Cash and cash equivalents at end of period	$30,394	$41,765
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,307	$10,509
Cash paid during the period for income taxes	$3,171	$857
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,392	$188
Transfer of property to assets held for sale	$764	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of MidWestOne, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012, and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2012 may not be indicative of results for the year ending December 31, 2012, or for any other period.
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

The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Weighted average number of shares outstanding during the period	8,471,379	8,627,810	8,484,649	8,624,782
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,516,461	8,674,558	8,521,971	8,678,787
Net income	$3,512	$3,223	$7,944	$6,128
Preferred stock dividend accrued and discount accretion	—	(218)	—	(435)
Net income available to common stockholders	$3,512	$3,005	$7,944	$5,693
Earnings per share - basic	$0.42	$0.35	$0.94	$0.66
Earnings per share - diluted	$0.41	$0.35	$0.93	$0.66

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$70,980	$1,125	$—	$72,105
State and political subdivisions	213,278	11,751	156	224,873
Mortgage-backed securities and collateralized mortgage obligations	231,198	6,135	24	237,309
Corporate debt securities	11,960	182	762	11,380
Total debt securities	527,416	19,193	942	545,667
Other equity securities	1,383	153	—	1,536
Total	$528,799	$19,346	$942	$547,203

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$55,851	$1,142	$12	$56,981
State and political subdivisions	209,094	10,222	55	219,261
Mortgage-backed securities and collateralized mortgage obligations	238,641	6,161	—	244,802
Corporate debt securities	12,578	203	1,176	11,605
Total debt securities	516,164	17,728	1,243	532,649
Other equity securities	1,194	237	—	1,431
Total	$517,358	$17,965	$1,243	$534,080

A summary of investment securities held to maturity is as follows:

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$5,575	$153	$—	$5,728
Mortgage-backed securities	44	5	—	49
Corporate debt securities	872	—	—	872
Total	$6,491	$158	$—	$6,649

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$1,119	$2	$—	$1,121
Mortgage-backed securities	46	4	—	50
Corporate debt securities	871	—	—	871
Total	$2,036	$6	$—	$2,042
The summary of available for sale investment securities shows that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2012 and December 31, 2011. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	29	11,372	155	310	1	11,682	156
Mortgage-backed securities and collateralized mortgage obligations	1	9,771	24	—	—	9,771	24
Corporate debt securities	6	2,078	25	1,035	737	3,113	762
Total	36	$23,221	$204	$1,345	$738	$24,566	$942

		As of December 31, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$5,412	$12	$—	$—	$5,412	$12
State and political subdivisions	14	3,449	46	866	9	4,315	55
Corporate debt securities	6	4,975	210	806	966	5,781	1,176
Total	21	$13,836	$268	$1,672	$975	$15,508	$1,243
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
At June 30, 2012, approximately 59% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of June 30, 2012 and December 31, 2011.
The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. The Company's mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, FNMA and GNMA.
At June 30, 2012, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of June 30, 2012 totaled $1.8 million, after other-than-temporary impairment charges during 2008, 2009, and 2010. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems. Due to continued market deterioration in these securities during 2009 and 2010, additional pre-tax charges to earnings were recorded. No additional charges have been recognized during 2011 or 2012.The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other-than-temporary impairment. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.
As of June 30, 2012, the Company also owned $1.5 million of equity securities in banks and financial service-related companies. Equity securities are considered to have other-than-temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the first half of 2012 and 2011, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy and the financial condition of the issuers deteriorate and the liquidity of these securities remains depressed. As a result, there is a risk that other-than-temporary impairments may occur in the future and any such amounts could be material to the Company's consolidated statements of operations.

A summary of the contractual maturity distribution of debt investment securities at June 30, 2012 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$18,786	$18,980	$225	$225
Due after one year through five years	97,717	101,614	351	352
Due after five years through ten years	114,212	120,311	—	—
Due after ten years	65,503	67,453	5,871	6,023
Mortgage-backed securities and collateralized mortgage obligations	231,198	237,309	44	49
Total	$527,416	$545,667	$6,491	$6,649

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $1.4 million and a fair value of $1.5 million are also excluded from this table.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at June 30, 2012 and December 31, 2011 was $12.3 million and $12.2 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$38	$85	$352	$85
Equity securities:
Gross realized gains	379	—	381	—
	379	—	381	—
	$417	$85	$733	$85

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pool participations, and changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2012 and December 31, 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$182	$462	$113	$126	$7	$—	$890
Collectively evaluated for impairment	772	4,484	4,489	2,768	358	1,976	14,847
Total	$954	$4,946	$4,602	$2,894	$365	$1,976	$15,737
Loans acquired with deteriorated credit quality (loan pool participations)	$6	$131	$637	$281	$23	$1,056	$2,134
Loans receivable
Individually evaluated for impairment	$3,323	$2,333	$6,512	$974	$24	$—	$13,166
Collectively evaluated for impairment	78,230	245,933	396,398	242,852	19,843	—	983,256
Total	$81,553	$248,266	$402,910	$243,826	$19,867	$—	$996,422
Loans acquired with deteriorated credit quality (loan pool participations)	$83	$2,893	$27,280	$4,813	$80	$9,031	$44,180

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$247	$793	$272	$252	$8	$—	$1,572
Collectively evaluated for impairment	962	4,587	4,899	3,249	159	248	14,104
Total	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Loans acquired with deteriorated credit quality (loan pool participations)	$7	$219	$666	$346	$56	$840	$2,134
Loans receivable
Individually evaluated for impairment	$4,776	$2,550	$9,619	$2,736	$58	$—	$19,739
Collectively evaluated for impairment	84,522	238,636	386,420	236,112	20,744	—	966,434
Total	$89,298	$241,186	$396,039	$238,848	$20,802	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$90	$3,793	$30,523	$5,694	$124	$11,962	$52,186

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2012 and 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Beginning balance	$1,123	$4,687	$4,851	$2,734	$378	$1,906	$15,679
Charge-offs	—	(372)	(80)	(138)	(23)	—	(613)
Recoveries	—	82	10	—	4	—	96
Provision	(169)	549	(179)	298	6	70	575
Ending balance	$954	$4,946	$4,602	$2,894	$365	$1,976	$15,737
2011
Beginning balance	$1,448	$5,069	$5,450	$2,299	$250	$882	$15,398
Charge-offs	(318)	(375)	(551)	(36)	(33)	—	(1,313)
Recoveries	62	326	115	1	114	—	618
Provision	136	(19)	701	411	29	(358)	900
Ending balance	$1,328	$5,001	$5,715	$2,675	$360	$524	$15,603

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2012 and 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(1,284)	(106)	(313)	(34)	—	(1,737)
Recoveries	507	97	13	12	15	—	644
Provision	(762)	753	(476)	(306)	217	1,728	1,154
Ending balance	$954	$4,946	$4,602	$2,894	$365	$1,976	$15,737
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(393)	(594)	(998)	(107)	(53)	—	(2,145)
Recoveries	62	470	115	16	118	—	781
Provision	832	585	1,343	(10)	(28)	(922)	1,800
Ending balance	$1,328	$5,001	$5,715	$2,675	$360	$524	$15,603
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

When it is determined that a loan requires partial or full charge-off, a request for approval of a charge-off is submitted to the Bank's President, Executive Vice President and Chief Credit Officer, and the Senior Regional Loan officer. The Bank's Board of Directors formally approves all loan charge-offs. Once a loan is charged-off, it cannot be restructured and returned to the Bank's books.
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

The following table sets forth information on the Company's troubled debt restructurings by class of financing receivable occurring during the stated periods:

Three Months Ended June 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	—	$—	$—

Six Months Ended June 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	2	2,475	2,475	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	—	—	—	4	803	803
Total commercial real estate	2	2,475	2,475	4	803	803
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$2,475	$2,475	4	$803	$803
During the three months ended June 30, 2012, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties. During the six months ended June 30, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. Both are farmland loans and were granted interest rate reductions by court order as part of a Chapter 12 bankruptcy. One commercial real estate loan that was a new TDR within the past 12 months due to a below market interest rate experienced a payment default and was on non-accrual at June 30, 2012.
During the three months ended June 30, 2011, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties. During the six months ended June 30, 2011, the Company restructured four commercial real estate loans to the same borrower by granting an extension of a forbearance agreement and the granting of a below market interest rate.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Agricultural	—	$—	—	$—	—	$—	—	$—
Commercial and industrial	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1	576	—	—	1	576	—	—
Total commercial real estate	1	576	—	—	1	576	—	—
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	1	$576	—	$—	1	$576	—	$—

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

The Company's historical loss experience for each loan type segment is calculated using the fiscal quarter end data for the most recent 20 quarters as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause probable losses to vary from historical data are incorporated in the form of adjustments to increase or decrease the loss rate applied to a group(s). These adjustments are documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurement assumptions.

Although not a comprehensive list, the following are considered key factors and are evaluated with each calculation of the ALLL to determine if adjustments to historical loss rates are warranted:

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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of our loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank's existing portfolio.
The items listed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, non-impaired loans classified as substandard loans carry exponentially greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, non-impaired loans identified as substandard “performing collateral deficient” are reserved at 12 times the pass allocation due to the perceived additional risk for such credits.
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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at June 30, 2012 and December 31, 2011:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
June 30, 2012
Agricultural	$77,369	$737	$3,447	$—	$—	$81,553
Commercial and industrial	220,865	12,213	13,985	—	—	247,063
Credit cards	987	15	10	—	—	1,012
Overdrafts	436	87	106	—	—	629
Commercial real estate:
Construction and development	65,598	8,647	5,091	—	—	79,336
Farmland	65,258	2,999	2,410	—	—	70,667
Multifamily	35,004	213	—	—	—	35,217
Commercial real estate-other	194,763	18,913	4,014	—	—	217,690
Total commercial real estate	360,623	30,772	11,515	—	—	402,910
Residential real estate:
One- to four- family first liens	179,987	4,470	1,531	—	—	185,988
One- to four- family junior liens	57,355	199	284	—	—	57,838
Total residential real estate	237,342	4,669	1,815	—	—	243,826
Consumer	19,272	91	66	—	—	19,429
Total	$916,894	$48,584	$30,944	$—	$—	$996,422
Loans acquired with deteriorated credit quality (loan pool participations)	$25,030	$—	$19,135	$—	$15	$44,180

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2011
Agricultural	$82,529	$1,328	$5,441	$—	$—	$89,298
Commercial and industrial	206,053	16,611	17,326	—	—	239,990
Credit cards	934	—	—	—	—	934
Overdrafts	560	179	146	—	—	885
Commercial real estate:
Construction and development	57,940	9,121	6,197	—	—	73,258
Farmland	68,119	3,193	3,142	—	—	74,454
Multifamily	34,142	318	259	—	—	34,719
Commercial real estate-other	189,077	18,149	6,382	—	—	213,608
Total commercial real estate	349,278	30,781	15,980	—	—	396,039
Residential real estate:
One- to four- family first liens	164,504	6,564	4,361	—	—	175,429
One- to four- family junior liens	62,493	336	590	—	—	63,419
Total residential real estate	226,997	6,900	4,951	—	—	238,848
Consumer	19,969	49	161	—	—	20,179
Total	$886,320	$55,848	$44,005	$—	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$26,677	$—	$25,477	$—	$32	$52,186
Special Mention/Watch - A special mention/watch asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company's credit position at some future date. Special mention/watch assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard - Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
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

The following table sets forth the amounts and categories of the Company's impaired loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$2,100	$—	$2,928	$2,892	$—
Commercial and industrial	707	1,755	—	1,129	1,129	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	707	1,068	—	831	831	—
Farmland	—	—	—	3,730	3,723	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,814	1,913	—	2,456	2,454	—
Total commercial real estate	2,521	2,981	—	7,017	7,008	—
Residential real estate:
One- to four- family first liens	48	48	—	1,319	1,318	—
One- to four- family junior liens	43	43	—	72	72	—
Total residential real estate	91	91	—	1,391	1,390	—
Consumer	—	—	—	26	26	—
Total	$4,919	$6,927	$—	$12,491	$12,445	$—
With an allowance recorded:
Agricultural	$1,723	$1,723	$182	$1,713	$1,884	$247
Commercial and industrial	1,626	1,701	462	1,432	1,421	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	406	534	15	856	854	129
Farmland	2,517	2,517	55	326	326	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	1,068	1,068	43	1,175	1,172	119
Total commercial real estate	3,991	4,119	113	2,616	2,611	272
Residential real estate:
One- to four- family first liens	883	883	126	1,247	1,255	216
One- to four- family junior liens	—	—	—	92	91	36
Total residential real estate	883	883	126	1,339	1,346	252
Consumer	24	24	7	32	32	8
Total	$8,247	$8,450	$890	$7,132	$7,294	$1,572
Total:
Agricultural	$3,323	$3,823	$182	$4,641	$4,776	$247
Commercial and industrial	2,333	3,456	462	2,561	2,550	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	1,113	1,602	15	1,687	1,685	129
Farmland	2,517	2,517	55	4,056	4,049	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	2,882	2,981	43	3,631	3,626	119
Total commercial real estate	6,512	7,100	113	9,633	9,619	272
Residential real estate:
One- to four- family first liens	931	931	126	2,566	2,573	216
One- to four- family junior liens	43	43	—	164	163	36
Total residential real estate	974	974	126	2,730	2,736	252
Consumer	24	24	7	58	58	8
Total	$13,166	$15,377	$890	$19,623	$19,739	$1,572

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$16	$3,428	$21	$1,600	$28	$3,390	$33
Commercial and industrial	813	7	906	(12)	848	37	907	(2)
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	707	—	1,258	—	707	—	1,264	(18)
Farmland	—	—	4,228	10	—	—	4,252	31
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,821	15	3,448	(1)	1,841	30	3,433	25
Total commercial real estate	2,528	15	8,934	9	2,548	30	8,949	38
Residential real estate:
One- to four- family first liens	48	1	1,609	—	49	1	1,628	(1)
One- to four- family junior liens	43	1	8	—	44	2	8	—
Total residential real estate	91	2	1,617	—	93	3	1,636	(1)
Consumer	—	—	51	—	—	—	52	—
Total	$5,032	$40	$14,936	$18	$5,089	$98	$14,934	$68
With an allowance recorded:
Agricultural	$1,723	$13	1,731	9	$2,433	$23	1,736	40
Commercial and industrial	1,648	20	1,219	(13)	1,704	23	1,218	1
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	407	1	448	7	1,983	1	449	13
Farmland	2,517	28	363	(2)	280	57	373	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,073	11	2,416	25	1,183	22	2,422	73
Total commercial real estate	3,997	40	3,227	30	3,446	80	3,244	86
Residential real estate:
One- to four- family first liens	884	8	1,118	9	912	17	1,124	17
One- to four- family junior liens	—	—	108	1	—	—	108	2
Total residential real estate	884	8	1,226	10	912	17	1,232	19
Consumer	24	1	27	1	39	1	27	2
Total	$8,276	$82	$7,430	$37	$8,534	$144	$7,457	$148
Total:
Agricultural	$3,323	$29	5,159	30	$4,033	$51	5,126	73
Commercial and industrial	2,461	27	2,125	(25)	2,552	60	2,125	(1)
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	1,114	1	1,706	7	2,690	1	1,713	(5)
Farmland	2,517	28	4,591	8	280	57	4,625	31
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,894	26	5,864	24	3,024	52	5,855	98
Total commercial real estate	6,525	55	12,161	39	5,994	110	12,193	124
Residential real estate:
One- to four- family first liens	932	9	2,727	9	961	961	2,752	16
One- to four- family junior liens	43	1	116	1	44	44	116	2
Total residential real estate	975	10	2,843	10	1,005	1,005	2,868	18
Consumer	24	1	78	1	39	1	79	2
Total	$13,308	$122	$22,366	$55	$13,623	$1,227	$22,391	$216

The following table sets forth the composition of the Company's past due and nonaccrual loans at June 30, 2012 and December 31, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
June 30, 2012
Agricultural	$291	$26	$—	$317	$81,236	$81,553	$—
Commercial and industrial	1,249	816	1,116	3,181	243,882	247,063	68
Credit cards	15	—	10	25	987	1,012	10
Overdrafts	29	13	64	106	523	629	—
Commercial real estate:
Construction and development	230	—	1,159	1,389	77,947	79,336	—
Farmland	73	—	—	73	70,594	70,667	—
Multifamily	384	—	—	384	34,833	35,217	—
Commercial real estate-other	397	80	1,270	1,747	215,943	217,690	25
Total commercial real estate	1,084	80	2,429	3,593	399,317	402,910	25
Residential real estate:
One- to four- family first liens	2,425	1,190	632	4,247	181,741	185,988	152
One- to four- family junior liens	152	191	242	585	57,253	57,838	91
Total residential real estate	2,577	1,381	874	4,832	238,994	243,826	243
Consumer	115	93	29	237	19,192	19,429	1
Total	$5,360	$2,409	$4,522	$12,291	$984,131	$996,422	$347
December 31, 2011
Agricultural	$55	$284	$176	$515	$88,783	$89,298	$—
Commercial and industrial	390	1,732	1,709	3,831	236,159	239,990	537
Credit cards	5	—	—	5	929	934	—
Overdrafts	92	21	32	145	740	885	—
Commercial real estate:
Construction and development	148	—	1,159	1,307	71,951	73,258	—
Farmland	—	—	2,765	2,765	71,689	74,454	—
Multifamily	259	—	—	259	34,460	34,719	—
Commercial real estate-other	686	203	1,555	2,444	211,164	213,608	49
Total commercial real estate	1,093	203	5,479	6,775	389,264	396,039	49
Residential real estate:
One- to four- family first liens	2,316	1,373	1,916	5,605	169,824	175,429	262
One- to four- family junior liens	87	114	292	493	62,926	63,419	206
Total residential real estate	2,403	1,487	2,208	6,098	232,750	238,848	468
Consumer	211	47	34	292	19,887	20,179	—
Total	$4,249	$3,774	$9,638	$17,661	$968,512	$986,173	$1,054

Non-accrual and Delinquent Loans
Loans are placed on non-accrual when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more (unless the loan is both well secured with marketable collateral and in the process of collection). All loans rated doubtful or worse, and certain loans rated substandard, are placed on non-accrual.
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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
(in thousands)
Agricultural	$25	$1,453
Commercial and industrial	1,064	1,494
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	1,159	1,159
Farmland	35	2,927
Multifamily	—	259
Commercial real estate-other	1,319	1,507
Total commercial real estate	2,513	5,852
Residential real estate:
One- to four- family first liens	657	1,959
One- to four- family junior liens	193	125
Total residential real estate	850	2,084
Consumer	28	34
Total	$4,480	$10,917

As of June 30, 2012, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.
Loan Pool Participations
ASC Topic 310 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The loans underlying the loan pool participations were evaluated individually when purchased for application of ASC Topic 310, utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower's financial condition. If all the criteria were met, the individual loan utilized the accounting treatment required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria were not met at the time of purchase, the loan was accounted for on the cash-basis of accounting.
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of June 30, 2012, approximately 60% of the loans were contractually current or less than 90 days past-due, while 40% were contractually past-due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 40% contractually past-due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three and six months ended June 30, 2012 and 2011 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

7.Defined Benefit Pension Plan
Prior to the merger, the Bank sponsored a noncontributory defined benefit pension plan for substantially all its employees. Effective December 31, 2007, the Bank elected to curtail the plan by limiting this employee benefit to those employees vested as of December 31, 2007. During the second quarter of 2012, the Company completed the liquidation of plan assets and full termination of the plan, including full benefit payout to plan participants. The total amount of the Company's required contribution to fully fund the plan for liquidation was $6.1 million, pre-tax, which is included in Salaries and Employee Benefits on the consolidated statements of operations.

8.Fair Value Measurements
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
Securities Available for Sale - The Company's investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from its primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. On an annual basis, a group of selected municipal securities are priced by a securities dealer and that price is used to verify the primary independent service's valuation.
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
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. There were no liabilities subject to measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$72,105	$—	$72,105	$—
State and political subdivisions	224,873	—	224,873	—
Mortgage-backed securities and collateralized mortgage obligations	237,309	—	237,309	—
Corporate debt securities	10,345	—	10,345	—
Collateralized debt obligations	1,035	—	—	1,035
Total available for sale debt securities	545,667	—	544,632	1,035
Available for sale equity securities:
Financial services industry	1,536	1,536	—	—
Total available for sale equity securities	1,536	1,536	—	—
Total securities available for sale	$547,203	$1,536	$544,632	$1,035

Mortgage servicing rights	$1,391	$—	$—	$1,391

	Fair Value Measurement at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$56,981	$—	$56,981	$—
State and political subdivisions	219,261	—	219,261	—
Mortgage-backed securities and collateralized mortgage obligations	244,802	—	244,802	—
Corporate debt securities	10,799	—	10,799	—
Collateralized debt obligations	806	—	—	806
Total available for sale debt securities	532,649	—	531,843	806
Available for sale equity securities:
Financial services industry	1,431	1,431	—	—
Total available for sale equity securities	1,431	1,431	—	—
Total securities available for sale	$534,080	$1,431	$531,843	$806

Mortgage servicing rights	$1,265	$—	$—	$1,265

There were no transfers of assets between levels 1 and 2 during the three and six months ended June 30, 2012 and 2011.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2011	$806	$1,265
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	(231)
Included in other comprehensive income	229	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	357
Sales	—	—
Settlements	—	—
Level 3 fair value at June 30, 2012	$1,035	$1,391

The following table presents the amount of gains and losses included in earnings for the six months ended June 30, 2012 that are attributable to the change in unrealized gains and losses relating to those assets still held at June 30, 2012, and the line item in the consolidated financial statements in which they are included:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$—	$126

Change in unrealized gains for the period included in comprehensive net income	229	—
* included in mortgage origination and loan servicing fees in the consolidated statements of operations.

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
Valuation methods for instruments measured at fair value on a nonrecurring basis
Collateral Dependent Impaired Loans - From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral from the date of the appraisal. Because many of these inputs are unobservable, the valuations are classified as Level 3.
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
The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2012 and December 31, 2011, as more fully described previously.

	Fair Value Measurements at June 30, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Commercial and industrial	1,118	—	—	1,118
Commercial real estate:
Construction and development	328	—	—	328
Commercial real estate-other	294	—	—	294
Total commercial real estate	622	—	—	622
Residential real estate:
One- to four- family first liens	308	—	—	308
Total residential real estate	308	—	—	308
Consumer	24	—	—	24
Collateral dependent impaired loans	2,072	—	—	2,072
Other real estate owned	3,869	—	—	3,869

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,662	$—	$—	$3,662
Other real estate owned	4,033	—	—	4,033

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2012 and December 31, 2011. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	June 30, 2012					December 31, 2011
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$30,394	$30,394	$30,394	$—	$—	$32,623	$32,623
Investment securities:
Available for sale	547,203	547,203	1,536	544,632	1,035
Held to maturity	6,491	6,649	—	6,649	—
Total investment securities	553,694	553,852	1,536	551,281	1,035	536,116	536,122
Loans held for sale	925	937	—	—	937	1,955	1,997
Loans, net:
Agricultural	81,553	80,041	—	—	80,041
Commercial and industrial	247,063	241,317	—	—	241,317
Credit cards	1,012	987	—	—	987
Overdrafts	629	476	—	—	476
Commercial real estate:
Construction and development	79,336	77,588	—	—	77,588
Farmland	70,667	69,889	—	—	69,889
Multifamily	35,217	34,932	—	—	34,932
Commercial real estate-other	217,690	215,183	—	—	215,183
Total commercial real estate	402,910	397,592	—	—	397,592
Residential real estate:
One- to four- family first liens	185,988	181,924	—	—	181,924
One- to four- family junior liens	57,838	57,180	—	—	57,180
Total residential real estate	243,826	239,104	—	—	239,104
Consumer	19,429	19,217	—	—	19,217
Total loans, net	996,422	978,734	—	—	978,734	970,497	971,613
Loan pool participations, net	42,046	42,046	—	—	42,046	50,052	50,052
Accrued interest receivable	9,437	9,437	9,437	—	—	10,422	10,422
Federal Home Loan Bank stock	12,265	12,265	—	12,265	—	12,218	12,218
Financial liabilities:
Deposits:
Non-interest bearing demand	177,447	151,610	—	—	151,610
Interest-bearing checking	501,078	503,594	—	—	503,594
Savings	80,846	80,884	—	—	80,884
Certificates of deposit under $100,000	326,699	329,295	—	—	329,295
Certificates of deposit $100,000 and over	235,333	236,548	—	—	236,548
Total deposits	1,321,403	1,301,931	—	—	1,301,931	1,306,642	1,310,671
Federal funds purchased and securities sold under agreements to repurchase	52,017	52,017	52,017	—	—	57,207	57,207
Federal Home Loan Bank borrowings	130,067	133,607	—	—	133,607	140,014	144,078
Long-term debt	15,464	9,942	—	—	9,942	15,464	10,076
Accrued interest payable	1,541	1,541	1,541	—	—	1,530	1,530

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

•
For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs and allowances that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value.

•
Loan pool participation carrying values represent the discounted price paid by us to acquire our participation interests in the various loan pool participations purchased, which approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at June 30, 2012, categorized within Level 3 of the fair value hierarchy.

	Quantitative Information About Level 3 Fair Value Measurements
(in thousands)	Fair Value at June 30, 2012	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average

Collateralized debt obligations	$1,035	Discounted cash flows	Pretax discount rate	15.00%	-	15.00%	15.00%
			Actual defaults	14.01%	-	20.94%	15.75%
			Actual deferrals	9.31%	-	23.71%	12.91%
Collateral dependent impaired loans:
Commercial and industrial	1,118	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	328	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial Real Estate-other	294	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	308	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Consumer	24	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	1,391	Discounted cash flows	Constant prepayment rate	13.14%	-	17.88%	14.48%
			Pretax discount rate	11.00%	-	14.00%	11.28%
Other real estate owned	3,869	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
* Not Meaningful. Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered include age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, thus providing a range would not be meaningful.
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

9.Variable Interest Entities
Loan Pool Participations
MidWestOne has invested in certain participation certificates of loan pools which are purchased, held and serviced by a third-party independent servicing corporation. MidWestOne's portfolio holds approximately 95% of the participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska. SRC's owner holds the rest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.
These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction) SRC's due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, MidWestOne management reviewed the status and decided if it wished to continue in the process. If the decision to consider a bid was made, SRC conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses, changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan at cents per dollar (discounted price) based on SRC's assessment of the recovery potential of each loan.
Once a bid was awarded to SRC, the Company assumed the risk of profit or loss but on a non-recourse basis so the risk is limited to its initial investment. The extent of the risk is also dependent upon: the debtor or guarantor's financial condition, the possibility that a debtor or guarantor may file for bankruptcy protection, SRC's ability to locate any collateral and obtain possession, the value of such collateral, and the length of time it takes to realize the recovery either through collection procedures, legal process, or resale of the loans after a restructure.
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

10.Effect of New Financial Accounting Standards
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
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity, among other amendments in this update. The amendments require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are to be applied retrospectively, with early adoption permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this amendment did not have a material effect on the consolidated financial statements.
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
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under this update, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and is not expected to have a material impact on the consolidated financial statements.

11.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2012, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2012 have been recognized in the consolidated financial statements for the period ended June 30, 2012. Events or transactions that provided evidence about conditions that did not exist at June 30, 2012, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended June 30, 2012, and no items were identified requiring additional disclosure in the notes to the consolidated financial statements.

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
We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional and multi-state banks in our market area. Management has invested in infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area. We focus our efforts on core deposit generation, especially transaction accounts, and quality loan growth with an emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2011 Annual Report on Form 10-K. Results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011
Summary
For the quarter ended June 30, 2012 we earned net income of $3.5 million, all of which was available to common shareholders, compared with $3.2 million, of which $3.0 million was available to common shareholders, for the quarter ended June 30, 2011, an increase of 9.0% and 16.9%, respectively. Basic and diluted earnings per common share for the second quarter of 2012 were $0.42 and $0.41, respectively, versus $0.35 for each in the second quarter of 2011. After excluding the effects of a $4.0 million pre-tax gain on the sale of our Home Mortgage Center ("HMC") location and a $6.1 million pre-tax expense related to the termination and liquidation of our defined benefit pension plan, adjusted net income and net income available to common shareholders for the quarter ended June 30, 2012 were each $4.9 million, with basic and diluted earnings per share of $0.57 and$0.56, respectively. Our annualized return on average assets ("ROAA") for the second quarter of 2012 was 0.82% compared with a return of 0.79% for the same period in 2011. Our annualized return on average shareholders' equity ("ROAE") was 8.72% for the quarter ended June 30, 2012 versus 7.90% for the quarter ended June 30, 2011. The annualized return on average tangible common equity ("ROATCE") was 9.62% for the second quarter of 2012 compared with 9.24% for the same period in 2011. Excluding the effects of the pension termination expense and the gain on sale of the HMC, annualized ROAA was 1.12%, ROAE was 11.91%, and ROATCE was 13.02%, for the quarter ended June 30, 2012.
The following table presents selected financial results and measures for the second quarter of 2012 and 2011.

	Three Months Ended June 30,
($ amounts in thousands)	2012	2011
Net Income	$3,512	$3,223
Average Assets	1,722,127	1,626,544
Average Shareholders' Equity	162,027	163,627
Return on Average Assets* (ROAA)	0.82%	0.79%
Return on Average Shareholders' Equity* (ROAE)	8.72%	7.90%
Return on Average Tangible Common Equity* (ROATCE)	9.62%	9.24%
Total Equity to Assets (end of period)	9.76%	10.25%
Tangible Common Equity to Tangible Assets (end of period)	9.24%	8.69%
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity and the ratio of our tangible common equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. In addition, we believe disclosing these, and certain other financial metrics, exclusive of the gain we experienced on the sale of the HMC and the effects of the pension termination expense in the three months ended June 30, 2012 also provides investors with helpful information regarding our financial condition and results of operations. The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(in thousands)	2012	2011
Net Income Available to Common Shareholders:
Net income available to common shareholders	$3,512	$3,005
Plus: Intangible amortization, net of tax (1)	129	148
Adjusted net income available to common shareholders	$3,641	$3,153
Plus: Pension termination expense	6,088	—
Less: Gain on sale of HMC	(4,047)	—
Net tax effect of above items(2)	(755)	—
Adjusted net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of HMC	4,927	3,153
Average Tangible Common Equity:
Average total shareholders' equity	$162,027	$163,627
Less: Average preferred stock	—	(15,791)
Average intangibles	(9,936)	(10,986)
Average tangible common equity	$152,091	$136,850
ROATCE (annualized)	9.62%	9.24%
ROATCE, exclusive of pension termination expense and gain on sale of HMC (annualized)	13.02%	9.24%
Earnings per common share-basic	$0.42	$0.35
Earnings per common share-diluted	0.41	0.35
Earnings per common share-basic, exclusive of pension termination expense and gain on sale of HMC	0.57	0.35
Earnings per common share-diluted, exclusive of pension termination expense and gain on sale of HMC	0.56	0.35

	As of June 30,
(in thousands)	2012	2011
Tangible Common Equity:
Total shareholders' equity	166,701	168,637
Less: Preferred equity	—	(15,802)
Intangibles	(9,858)	(10,795)
Tangible common equity	156,843	142,040
Tangible Assets:
Total assets	1,707,394	1,645,373
Less: Goodwill and intangibles	(9,858)	(10,795)
Tangible assets	1,697,536	1,634,578
Tangible common equity/tangible assets	9.24%	8.69%

	For the Three Months Ended June 30,
(in thousands)	2012	2011
Net income:
Net income	$3,512	$3,223
Plus: Loss on termination of pension	6,088	—
Less: Gain on sale of HMC	(4,047)	—
Net tax effect of above items(2)	(755)	—
Adjusted net income, exclusive of loss on termination of pension and gain on sale of HMC	4,798	3,223
ROAA (annualized)	0.82%	0.79%
ROAA, exclusive of pension termination expense and gain on sale of HMC (annualized)	1.12%	0.79%
ROAE (annualized)	8.72%	7.90%
ROAE, exclusive of pension termination expense and gain on sale of HMC (annualized)	11.91%	7.90%
(1) Computed assuming a federal income tax rate of 34%
(2) Computed assuming a combined federal and state tax rate of 37%

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
Our net interest income for the quarter ended June 30, 2012 increased $1.0 million to $13.2 million compared with $12.2 million for the quarter ended June 30, 2011. Our total interest income of $17.3 million was $0.1 million lower in the second quarter of 2012 compared with the same period in 2011. Most of the decrease in total interest income was due to decreased interest on loans. The decreased loan interest was due primarily to lower rates despite increases in loan balances. We saw improvement in loan pool participation income due to a higher net "all in" yield resulting from the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value. In addition, we experienced an increase in interest on investment securities as a result of higher average balances and despite lower average yields. The overall decrease in total interest income was more than offset by reduced interest expense on deposits and FHLB advances. Total interest expense for the second quarter of 2012 decreased $1.1 million, or 20.9%, compared with the same period in 2011, due primarily to lower average interest rates in 2012. Our net interest margin on a tax-equivalent basis for the second quarter of 2012 increased to 3.45% compared with 3.33% in the second quarter of 2011. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.45% for the second quarter of 2012 from 4.67% for the second quarter of 2011. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the second quarter of 2012 to 1.19% from 1.58% for the second quarter of 2011, due to the continued repricing of new time certificates and FHLB advances at lower interest rates. We expect to experience net interest margin compression during 2012, with interest rates at generational lows, despite the increased margins experienced through June 30, 2012.
The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarters ended June 30, 2012 and 2011. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$989,888	$13,009	5.29%	$949,318	$13,059	5.52%
Loan pool participations (4)	45,934	401	3.51	61,885	436	2.83
Investment securities:
Taxable investments	422,848	2,818	2.68	387,625	2,866	2.97
Tax exempt investments (2)	151,230	1,815	4.83	123,013	1,506	4.91
Total investment securities	574,078	4,633	3.25	510,638	4,372	3.43
Federal funds sold and interest-bearing balances	21,298	13	0.25	14,940	9	0.24
Total interest-earning assets	$1,631,198	$18,056	4.45%	$1,536,781	$17,876	4.67%

Cash and due from banks	21,162			18,181
Premises and equipment	25,249			25,799
Allowance for loan losses	(18,121)			(17,946)
Other assets	62,639			63,729
Total assets	$1,722,127			$1,626,544

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$599,908	$793	0.53%	$548,322	$1,052	0.77%
Certificates of deposit	569,831	2,250	1.59	565,153	2,959	2.10
Total deposits	1,169,739	3,043	1.05	1,113,475	4,011	1.44
Federal funds purchased and repurchase agreements	52,669	49	0.37	49,156	70	0.57
Federal Home Loan Bank borrowings	132,955	783	2.37	121,967	868	2.85
Long-term debt and other	16,106	176	4.40	16,210	173	4.28
Total borrowed funds	201,730	1,008	2.01	187,333	1,111	2.38
Total interest-bearing liabilities	$1,371,469	$4,051	1.19%	$1,300,808	$5,122	1.58%

Net interest spread(2)			3.26%			3.09%

Demand deposits	171,700			151,889
Other liabilities	16,931			10,220
Shareholders' equity	162,027			163,627
Total liabilities and shareholders' equity	$1,722,127			$1,626,544

Interest income/earning assets (2)	$1,631,198	$18,056	4.45%	$1,536,781	$17,876	4.67%
Interest expense/earning assets	$1,631,198	$4,051	1.00%	$1,536,781	$5,122	1.34%
Net interest margin (2)(5)		$14,005	3.45%		$12,754	3.33%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$210			$83
Securities		569			434
Total tax equivalent adjustment		779			517
Net Interest Income		$13,226			$12,237

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended June 30, 2012, compared to the same period in 2011, reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2012 Compared to 2011 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$2,186	$(2,236)	$(50)
Loan pool participations	(454)	419	(35)
Investment securities:
Taxable investments	1,061	(1,109)	(48)
Tax exempt investments	472	(163)	309
Total investment securities	1,533	(1,272)	261
Federal funds sold and interest-bearing balances	4	—	4
Change in interest income	3,269	(3,089)	180
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	550	(809)	(259)
Certificates of deposit	167	(876)	(709)
Total deposits	717	(1,685)	(968)
Federal funds purchased and repurchase agreements	30	(51)	(21)
Federal Home Loan Bank borrowings	378	(463)	(85)
Other long-term debt	(7)	10	3
Total borrowed funds	401	(504)	(103)
Change in interest expense	1,118	(2,189)	(1,071)
Increase in net interest income	$2,151	$(900)	$1,251
Percentage increase in net interest income over prior period			9.81%
Interest income and fees on loans on a tax-equivalent basis decreased $0.1 million, or 0.4%, in the second quarter of 2012 compared with the same period in 2011. Average loans were $40.6 million, or 4.3%, higher in the second quarter of 2012 compared with 2011. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.52% in the second quarter of 2011 to 5.29% in second quarter of 2012, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.4 million for the second quarter of 2012, relatively unchanged from the second quarter of 2011. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pool participations are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pool participations to consumer real estate, subprime credit or construction and real estate development loans. Average loans pool participations were $16.0 million, or 25.8%, lower in the second quarter of 2012 compared with 2011. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 3.51% for the second quarter of 2012, up from 2.83% for the same period of 2011. The net yield was higher in the second quarter of 2012 than for the second quarter of 2011 primarily due to the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future.
Interest income on investment securities on a tax-equivalent basis totaled $4.6 million in the second quarter of 2012 compared with $4.4 million for the same period of 2011. The average balance of investments in the second quarter of 2012 was $574.1 million compared with $510.6 million in the second quarter of 2011, an increase of $63.4 million, or 12.4%. The increase in average balance resulted from our investment in securities of a portion of the excess liquidity provided by a combination of decreasing loan pool balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the second quarter of 2012 decreased to 3.25% from 3.43% in the comparable period of 2011, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $1.0 million, or 24.1%, lower in the second quarter of 2012 compared with the same period in 2011, mainly due to the decrease in interest rates being paid during 2012. The weighted average rate paid on interest-bearing deposits was 1.05% in the second quarter of 2012 compared with 1.44% in the second quarter of 2011. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the second quarter of 2012 increased $56.3 million, or 5.1%, compared with the same period in 2011.
Interest expense on borrowed funds of $1.0 million was $0.1 million lower in the second quarter of 2012 compared with the same period in 2011. Average borrowed funds for the second quarter of 2012 were $14.4 million higher compared with the same period in 2011. The majority of this increase was due to an increase in the level of FHLB borrowings and repurchase agreements. The weighted average rate on borrowed funds decreased to 2.01% for the second quarter of 2012 compared with 2.38% for the second quarter of 2011, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.6 million in the second quarter of 2012 compared with a $0.9 million provision in the second quarter of 2011, a decrease of $0.3 million, or 36.1%. Net loans charged off in the second quarter of 2012 totaled $0.5 million compared with net loans charged off of $0.7 million in the second quarter of 2011. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2012; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,220	$1,156	$64	5.5%
Service charges and fees on deposit accounts	811	955	(144)	(15.1)
Mortgage origination and loan servicing fees	828	382	446	116.8
Other service charges, commissions and fees	623	677	(54)	(8.0)
Bank owned life insurance income	221	225	(4)	(1.8)
Gain on sale or call of available for sale securities	417	85	332	390.6
Gain (loss) on sale of premises and equipment	4,047	(195)	4,242	NM
Total noninterest income	$8,167	$3,285	$4,882	148.6%
Noninterest income as a % of total revenue*	21.9%	21.7%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income minus gain/loss on securities and premises and equipment..
Total noninterest income increased $4.9 million for the second quarter of 2012 compared with the same period for 2011. The increase in 2012 is primarily due to the $4.0 million gain on the sale of our HMC location, combined with increased mortgage origination and loan servicing fees and net gains on the sale or call of available for sale securities. As had been anticipated and discussed in earlier filings, in the quarter ended June 30, 2012 we sold our HMC to the University of Iowa realizing a gain on sale, and are in the process of relocating our mortgage loan operation. Mortgage origination and loan servicing fees increased by $0.4 million, or 116.8%, to $0.8 million for the second quarter of 2012, compared to $0.4 million for the same quarter of 2011, due to higher loan origination activity, both in refinances and new purchases, in our market area. Net gains on the sale or call of available for sale securities for the second quarter of 2012 were $0.4 million, compared with $0.1 million of gains on securities for the same period of 2011. The gains were primarily attributable to the gain on sale of equity securities as part of a tax planning strategy.
These increases were partially offset by decreased service charges and fees on deposit accounts of $0.1 million, or 15.1%, to $0.8 million for the second quarter of 2012, compared to $0.9 million for the same quarter of 2011. This decline was primarily attributable to lower NSF fees being collected during the second quarter of 2012 compared to the same period of 2011. For the quarter ended June 30, 2012, noninterest income comprised 21.9% of total revenues, compared with 21.7% for the same quarter in 2011. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the three months ended June 30, 2012, noninterest income comprised 21.9% of total revenues, compared with 21.7% for the same period in 2011. Management continues to evaluate options for increasing noninterest income, with particular emphasis on trust, investment, and insurance fees.
Noninterest Expense

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$11,988	$5,739	$6,249	108.9%
Net occupancy and equipment expense	1,560	1,498	62	4.1
Professional fees	793	688	105	15.3
Data processing expense	369	426	(57)	(13.4)
FDIC insurance expense	293	356	(63)	(17.7)
Amortization of intangible assets	195	224	(29)	(12.9)
Other operating expense	1,382	1,364	18	1.3
Total noninterest expense	$16,580	$10,295	$6,285	61.0%
Noninterest expense for the second quarter of 2012 was $16.6 million compared with $10.3 million for the second quarter of 2011, an increase of $6.3 million, or 61.0%. The primary reason for the increase in noninterest expense was a $6.1 million expense related to the termination and liquidation of the Company's defined benefit pension plan, reflected in salaries and employee benefits. Absent that event, salaries and employee benefits increased $0.2 million, or 2.8%, primarily due to annual salary increases for employees that were effective at the beginning of 2012. Professional fees also increased to $0.8 million for the second quarter of 2012 from $0.7 million in the second quarter of 2011, and net occupancy and equipment expense increased from $1.5 million to $1.6 million in the respective periods.

These increases were partially offset by lower FDIC insurance expense, which went from $0.4 million for the second quarter of 2011, to $0.3 million for the comparable period of 2012 (See "FDIC Assessments" below).
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 17.1% for the second quarter of 2012, and 25.5% for the same period of 2011. The decrease in the effective tax rate was the result of a higher proportion of our income being attributable to interest from tax-exempt bonds, and to a tax benefit from the partial release of a valuation allowance on capital losses during the quarter. Income tax expense decreased $0.4 million to $0.7 million in the second quarter of 2012 compared with $1.1 million income tax expense for the same period of 2011.
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
On February 7, 2011, the FDIC Board of Directors adopted a final rule which redefined the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The new rule: (i) made changes to assessment rates from being based on adjusted domestic deposits to average consolidated total assets minus average tangible equity; (ii) implements the Dodd-Frank Act's Deposit Insurance Fund (the "DIF") dividend provisions; and (iii) revised the risk-based assessment system for all large (greater than $10 billion in assets) insured depository institutions. Changes pursuant to the rule were effective April 1, 2011, and resulted in a reduction in the Bank's assessments. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will either be returned to the Bank or credited towards future assessments. As of June 30, 2012, $4.5 million of the Bank's prepaid assessments balance remained.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and June 30, 2011
Summary
For the six months ended June 30, 2012 we earned net income of $7.9 million, all of which was available to common shareholders, compared with $6.1 million, of which $5.7 million was available to common shareholders, for the six months ended June 30, 2011, an increase of 29.6% and 39.5%, respectively. Basic and diluted earnings per common share for the first half of 2012 were $0.94 and $0.93, respectively, versus $0.66 for each in the first half of 2011. After excluding the effects of a $4.0 million pre-tax gain on the sale of our HMC location and a $6.1 million pre-tax expense related to the termination and liquidation of our defined benefit pension plan, adjusted net income and net income available to common shareholders for the six months ended June 30, 2012 were each $9.5 million, with basic and diluted earnings per share of $1.09 and $1.08, respectively. Our annualized ROAA for the first six months of 2012 was 0.94% compared with a return of 0.77% for the same period in 2011. Our annualized ROAE was 9.99% for the six months ended June 30, 2012 versus 7.66% for the six months ended June 30, 2011. The annualized ROATCE was 10.99% for the first half of 2012 compared with 8.99% for the same period in 2011. Excluding the effects of the pension termination expense and the gain on sale of the HMC, annualized ROAA was 1.09%, ROAE was 11.60%, and ROATCE was 12.72%.
The following table presents selected financial results and measures for the first half of 2012 and 2011.

	Six Months Ended June 30,
($ amounts in thousands)	2012	2011
Net Income	$7,944	$6,128
Average Assets	1,706,869	1,608,126
Average Shareholders' Equity	159,980	161,272
Return on Average Assets* (ROAA)	0.94%	0.77%
Return on Average Shareholders' Equity* (ROAE)	9.99%	7.66%
Return on Average Tangible Common Equity* (ROATCE)	10.99%	8.99%
Total Equity to Assets (end of period)	9.76%	10.25%
Tangible Common Equity to Tangible Assets (end of period)	9.24%	8.69%
* Annualized

We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity and the ratio of our tangible common equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. In addition, we believe disclosing these, and certain other financial metrics, exclusive of the gain we experienced on the sale of the HMC and the effects of the pension termination expense in the six months ended June 30, 2012 also provides investors with helpful information regarding our financial condition and results of operations. The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Net Income Available to Common Shareholders:
Net income available to common shareholders	$7,944	$5,693
Plus: Intangible amortization, net of tax (1)	257	296
Adjusted net income available to common shareholders	$8,201	$5,989
Plus: Pension termination expense	6,088	—
Less: Gain on sale of HMC	(4,047)	—
Net tax effect of above items(2)	(755)	—
Adjusted net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of HMC	$9,487	$5,989
Average Tangible Common Equity:
Average total shareholders' equity	$159,980	$161,272
Less: Average preferred stock	—	(15,783)
Average goodwill and intangibles	(10,015)	(11,077)
Average tangible common equity	$149,965	$134,412
ROATCE (annualized)	10.99%	8.99%
ROATCE, exclusive of pension termination expense and gain on sale of Home Mortgage Center (annualized)	12.72%	8.99%
Earnings per common share-basic	$0.94	$0.66
Earnings per common share-diluted	0.93	0.66
Earnings per common share-basic, exclusive of pension termination expense and gain on sale of HMC	1.09	0.66
Earnings per common share-diluted, exclusive of pension termination expense and gain on sale of HMC	1.08	0.66

	As of June 30,
(in thousands)	2012	2011
Tangible Common Equity:
Total shareholders' equity	166,701	168,637
Less: Preferred equity	—	(15,802)
Intangibles	(9,858)	(10,795)
Tangible common equity	156,843	142,040
Tangible Assets:
Total assets	1,707,394	1,645,373
Less: Intangibles	(9,858)	(10,795)
Tangible assets	1,697,536	1,634,578
Tangible common equity/tangible assets	9.24%	8.69%

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Net income:
Net income	$7,944	$6,128
Plus: Loss on termination of pension	6,088	—
Less: Gain on sale of HMC	(4,047)	—
Net tax effect of above items(2)	(755)	—
Adjusted net income, exclusive of loss on termination of pension and gain on sale of HMC	9,230	6,128
ROAA (annualized)	0.94%	0.77%
ROAA, exclusive of pension termination expense and gain on sale of HMC (annualized)	1.09%	0.77%
ROAE (annualized)	9.99%	7.66%
ROAE, exclusive of pension termination expense and gain on sale of HMC (annualized)	11.60%	7.66%
(1) Computed assuming a federal income tax rate of 34%
(2) Computed assuming a combined federal and state tax rate of 37%

Net Interest Income
Our net interest income for the six months ended June 30, 2012 increased $2.7 million to $26.5 million compared with $23.8 million for the six months ended June 30, 2011. Our total interest income of $34.8 million was $0.5 million higher in the first half of 2012 compared with the same period in 2011. Most of the increase in total interest income was due to increased interest and dividends on investment securities and interest income on loans. The increased investment income was due to a higher average balances of these assets, with the improvement in loan interest also due primarily to a higher average balances. The increased income in both of these asset classes also came despite generally lower yields. The overall increase in interest income was complemented by reduced interest expense on deposits and FHLB advances. Total interest expense for the first half of 2012 decreased $2.1 million, or 20.1%, compared with the same period in 2011, due primarily to lower average interest rates in 2012. Our net interest margin on a tax-equivalent basis for the first half of 2012 increased to 3.48% compared with 3.32% in the first half of 2011. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.52% for the first half of 2012 from 4.71% for the first half of 2011. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the first six months of 2012 to 1.23% from 1.63% for the first six months of 2011, due to the continued repricing of new time certificates and FHLB advances at lower interest rates. We expect to experience net interest margin compression during 2012, with interest rates at generational lows, despite the increased margin experienced during the first half of 2012.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the six months ended June 30, 2012 and 2011. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$985,620	$26,284	5.36%	$939,338	$25,942	5.57%
Loan pool participations (4)	48,272	855	3.56	64,104	790	2.49
Investment securities:
Taxable investments	412,329	5,570	2.72	376,800	5,554	2.97
Tax exempt investments (2)	148,726	3,590	4.85	121,069	3,073	5.12
Total investment securities	561,055	9,160	3.28	497,869	8,627	3.49
Federal funds sold and interest-bearing balances	19,863	23	0.23	14,908	17	0.23
Total interest-earning assets	$1,614,810	$36,322	4.52%	$1,516,219	$35,376	4.71%

Cash and due from banks	21,529			18,400
Premises and equipment	25,799			26,070
Allowance for loan losses	(18,094)			(17,835)
Other assets	62,825			65,272
Total assets	$1,706,869			$1,608,126

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$590,069	$1,659	0.57%	$537,959	$2,119	0.79%
Certificates of deposit	571,163	4,613	1.62	567,197	5,994	2.13
Total deposits	1,161,232	6,272	1.09	1,105,156	8,113	1.48
Federal funds purchased and repurchase agreements	52,245	107	0.41	47,974	144	0.61
Federal Home Loan Bank borrowings	135,799	1,586	2.35	122,779	1,813	2.98
Long-term debt and other	16,119	353	4.40	16,222	345	4.29
Total borrowed funds	204,163	2,046	2.02	186,975	2,302	2.48
Total interest-bearing liabilities	$1,365,395	$8,318	1.23%	$1,292,131	$10,415	1.63%

Net interest spread(2)			3.29%			3.08%

Demand deposits	164,798			144,442
Other liabilities	16,696			10,281
Shareholders' equity	159,980			161,272
Total liabilities and shareholders' equity	$1,706,869			$1,608,126

Interest income/earning assets (2)	$1,614,810	$36,322	4.52%	$1,516,219	$35,376	4.71%
Interest expense/earning assets	$1,614,810	$8,318	1.04%	$1,516,219	$10,415	1.39%
Net interest margin (2)(5)		$28,004	3.48%		$24,961	3.32%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$405			$166
Securities		1,125			966
Total tax equivalent adjustment		1,530			1,132
Net Interest Income		$26,474			$23,829

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the six months ended June 30, 2012, compared to the same period in 2011, reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2012 Compared to 2011 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$2,429	$(2,087)	$342
Loan pool participations	(477)	542	65
Investment securities:
Taxable investments	1,004	(988)	16
Tax exempt investments	951	(434)	517
Total investment securities	1,955	(1,422)	533
Federal funds sold and interest-bearing balances	6	—	6
Change in interest income	3,913	(2,967)	946
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	492	(952)	(460)
Certificates of deposit	125	(1,506)	(1,381)
Total deposits	617	(2,458)	(1,841)
Federal funds purchased and repurchase agreements	33	(70)	(37)
Federal Home Loan Bank borrowings	441	(668)	(227)
Other long-term debt	(5)	13	8
Total borrowed funds	469	(725)	(256)
Change in interest expense	1,086	(3,183)	(2,097)
Increase in net interest income	$2,827	$216	$3,043
Percentage increase in net interest income over prior period			12.19%
Interest income and fees on loans on a tax-equivalent basis increased $0.3 million, or 1.3%, in the first half of 2012 compared with the same period in 2011. Average loans were $46.3 million, or 4.9%, higher in the first half of 2012 compared with 2011. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.57% in the first half of 2011 to 5.36% in first half of 2012, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.9 million for the first half of 2012 compared with $0.8 million for the first half of 2011, an increase of $0.1 million. Average loans pool participations were $15.8 million, or 24.7%, lower in the first half of 2012 compared with 2011. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
The net “all-in” yield on loan pool participations was 3.56% for the first half of 2012, up from 2.49% for the same period of 2011. The net yield was higher in the first half of 2012 than for the first half of 2011 primarily due to the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future.
Interest income on investment securities on a tax-equivalent basis totaled $9.2 million in the first six months of 2012 compared with $8.6 million for the same period of 2011. The average balance of investments in the first half of 2012 was $561.1 million compared with $497.9 million in the first half of 2011, an increase of $63.2 million, or 12.7%. The increase in average balance resulted from our investment in securities of a portion of the excess liquidity provided by a combination of decreasing loan pool balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the first half of 2012 decreased to 3.28% from 3.49% in the comparable period of 2011, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $1.8 million, or 22.7%, lower in the first six months of 2012 compared with the same period in 2011, mainly due to the decrease in interest rates being paid during 2012. The weighted average rate paid on interest-bearing deposits was 1.09% in the first half of 2012 compared with 1.48% in the first half of 2011. This decline reflects the overall reduction in market interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first six months of 2012 increased $56.1 million, or 5.1% compared with the same period in 2011.
Interest expense on borrowed funds was $0.3 million lower in the first six months of 2012 compared with the same period in 2011. Interest on borrowed funds totaled $2.0 million for the first half of 2012. Average borrowed funds for the first half of 2012 were $17.2 million higher compared with the same period in 2011. The majority of this increase was due to an increase in the level of FHLB borrowings and repurchase agreements. The weighted average rate on borrowed funds decreased to 2.02% for the first half of 2012 compared with 2.48% for the first half of 2011, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
Provision for Loan Losses
We recorded a provision for loan losses of $1.2 million in the first half of 2012 compared with a $1.8 million provision in the first half of 2011, a decrease of $0.6 million, or 35.9%. Net loans charged off in the first half of 2012 totaled $1.1 million compared with net loans charged off of $1.4 million in the first half of 2011. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2012; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
Noninterest Income

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$2,473	$2,429	$44	1.8%
Service charges and fees on deposit accounts	1,578	1,806	(228)	(12.6)
Mortgage origination and loan servicing fees	1,595	1,259	336	26.7
Other service charges, commissions and fees	1,333	1,356	(23)	(1.7)
Bank owned life insurance income	451	454	(3)	(0.7)
Gain on sale or call of available for sale securities	733	85	648	762.4
Gain (loss) on sale of premises and equipment	4,205	(243)	4,448	NM
Total noninterest income	$12,368	$7,146	$5,222	73.1%
Noninterest income as a % of total revenue*	21.9%	23.5%
NM - Percentage change not considered meaningful.
* - Total revenue is net interest income plus noninterest income minus gain/loss or impairment on securities and premises and equipment..
Total noninterest income increased $5.2 million for the first half of 2012 compared with the same period for 2011. The increase in 2012 is primarily due to the $4.0 million gain on the sale of our HMC location, combined with increased net gains on the sale or call of securities available for sale and mortgage origination and loan servicing fees. As discussed in earlier filings, we sold our HMC to the University of Iowa realizing a gain on sale, and are in the process of relocating our mortgage loan operation. Net gains on the sale or call of securities available for sale for the first half of 2012 were $0.7 million, compared to $0.1 million for the same period of 2011. The gains were primarily attributable to the gain on sale of equity securities as part of a tax planning strategy, and acceleration of bond discount due to the early redemption of certain bonds with a call feature. Mortgage origination and loan servicing fees increased by $0.3 million, or 26.7%, to $1.6 million for year-to-date 2012, compared to $1.3 million for the same period last year, due to higher loan origination activity.
These increases were partially offset by decreased service charges and fees on deposit accounts to $1.6 million for the six months ended June 30, 2012, a decline of $0.2 million, or 12.6%, from $1.8 million for the same period of 2011. This decline was attributable to lower NSF fees being received between the comparable periods. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the six months ended June 30, 2012, noninterest income comprised 21.9% of total revenues, compared with 23.5% for the same period in 2011. Management continues to evaluate options for increasing noninterest income, with particular emphasis on trust, investment, and insurance fees.

Noninterest Expense

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$17,960	$11,609	$6,351	54.7%
Net occupancy and equipment expense	3,204	3,115	89	2.9
Professional fees	1,525	1,365	160	11.7
Data processing expense	815	876	(61)	(7.0)
FDIC insurance expense	603	953	(350)	(36.7)
Amortization of intangible assets	389	448	(59)	(13.2)
Other operating expense	2,887	2,563	324	12.6
Total noninterest expense	$27,383	$20,929	$6,454	30.8%
Noninterest expense for the first half of 2012 was $27.4 million compared with $20.9 million for the first half of 2011, an increase of $6.5 million, or 30.8%. The primary reason for the increase in noninterest expense was the $6.1 million expense related to the termination and liquidation of the Company's defined benefit pension plan. Absent that event, salaries and employee benefits increased $0.3 million, or 2.3%, primarily due to annual salary increases for employees that were effective at the beginning of 2012. Other operating expense increased $0.3 million, or 12.6%, to $2.9 million for the first half of 2012 compared with $2.6 million for the same period of 2011. The increase was primarily attributable to higher loan and collection expenses.
These increases were partially offset by lower FDIC insurance expense, which went from $1.0 million for the first half of 2011, to $0.6 million for the comparable period of 2011.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 22.9% for the first half of 2012, and 25.7% for the same period of 2011. The decrease in the effective tax rate was the result of a higher proportion of our income being attributable to interest from tax-exempt bonds, and to a tax benefit from the partial release of a valuation allowance on capital losses during the second quarter of 2012. Income tax expense increased $0.3 million to $2.4 million in the first half of 2012 compared with $2.1 million income tax expense for the same period of 2011, due to increased taxable income.

FINANCIAL CONDITION
Our total assets increased to $1.71 billion as of June 30, 2012 from $1.70 billion on December 31, 2011. This growth resulted primarily from increased investment in securities along with an increase in bank loans, partially offset by a decrease in loan pool participation balances and cash and cash equivalents. The asset growth was funded by an increase in deposit balances and repurchase agreements, partially offset by a decrease in Federal Home Loan Bank borrowings and Fed Funds purchased. Total deposits at June 30, 2012 were $1.32 billion compared with $1.31 billion at December 31, 2011, up $0.01 billion, or 1.1%, primarily due to increased consumer and public fund deposits in savings and demand accounts. Federal Home Loan Bank borrowings decreased $9.9 million from $140.0 million at December 31, 2011, to $130.1 million at June 30, 2012, while repurchase agreements were $52.0 million at June 30, 2012, an increase of $3.7 million, from $48.3 million at December 31, 2011.
Investment Securities
Investment securities available for sale totaled $547.2 million as of June 30, 2012. This was an increase of $13.1 million, or 2.5%, from December 31, 2011. The increase was primarily due to investment purchases of $86.8 million, somewhat offset by security maturities or calls during the period of $75.0 million. Investment securities classified as held to maturity increased to $6.5 million as of June 30, 2012 as a result of the purchase of $5.0 million of tax-exempt obligations of states and political subdivisions. The investment portfolio consists mainly of U.S. government agency securities (13.0%), mortgage-backed securities (42.9%), and obligations of states and political subdivisions (41.6%).
As of June 30, 2012, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets, and continue to obtain updated cash flow analysis as required. See Note 4 “Investment Securities” for additional information related to investment securities.

Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	June 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$81,553	8.2%	$89,298	9.1%
Commercial and industrial	247,063	24.8	239,990	24.3
Credit cards	1,012	0.1	934	0.1
Overdrafts	629	0.1	885	0.1
Commercial real estate:
Construction and development	79,336	8.0	73,258	7.4
Farmland	70,667	7.1	74,454	7.6
Multifamily	35,217	3.5	34,719	3.5
Commercial real estate-other	217,690	21.8	213,608	21.7
Total commercial real estate	402,910	40.4	396,039	40.2
Residential real estate:
One- to four- family first liens	185,988	18.7	175,429	17.8
One- to four- family junior liens	57,838	5.8	63,419	6.4
Total residential real estate	243,826	24.5	238,848	24.2
Consumer	19,429	1.9	20,179	2.0
Total loans	$996,422	100.0%	$986,173	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $10.2 million, to $996.4 million as of June 30, 2012 as compared to December 31, 2011. As of June 30, 2012, our bank loan (excluding loan pool participations) to deposit ratio was 75.4% compared with a year-end 2011 bank loan to deposit ratio of 75.5%. We anticipate that the loan to deposit ratio will remain relatively stable in future periods, with loans showing overall measured growth and deposits remaining steady or increasing. We do not expect the current drought situation impacting our market area to have a material impact on our agricultural related credits, as the majority of these borrowers participate in the federally sponsored crop insurance program.
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
Loan Pool Participations
As of June 30, 2012, we had loan pool participations, net, totaling $42.0 million, down from $50.1 million at December 31, 2011. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of June 30, 2012, the categories of loans by collateral type in the loan pool participations were commercial real estate - 60%, commercial loans - 6%, agricultural and agricultural real estate - 6%, single-family residential real estate - 7% and other loans - 21%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to loan pool participations.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of June 30, 2012, such cost basis was $44.2 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $120.8 million, resulting in an investment basis of 36.6% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
The loans in the pools provide some geographic diversification to our balance sheet. As of June 30, 2012, loans in the southeast region of the United States represented approximately 42% of the total. The northeast was the next largest area with 34%, the central region with 19%, the southwest region with 4% and northwest represented a minimal amount of the portfolio at

1%. The highest concentration of assets is in Florida at approximately 25% of the basis total, with the next highest state level being Ohio at 15%, then Pennsylvania and New Jersey, both at approximately 11%. As of June 30, 2012, approximately 60% of the loans were contractually current or less than 90 days past-due, while 40% were contractually past-due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 40% contractually past-due includes loans in litigation and foreclosed property. As of June 30, 2012, loans in litigation totaled approximately $4.6 million, while foreclosed property was approximately $9.0 million.
Intangible Assets
Intangible assets decreased to $9.9 million as of June 30, 2012 from $10.2 million as of December 31, 2011 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of June 30, 2012.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
June 30, 2012
Intangible assets:
Insurance agency intangible	$1,320	$659	$661
Core deposit premium	5,433	3,494	1,939
Trade name intangible	7,040	—	7,040
Customer list intangible	330	112	218
Total	$14,123	$4,265	$9,858
Deposits
Total deposits as of June 30, 2012 were $1.32 billion compared with $1.31 billion as of December 31, 2011. Certificates of deposit were the largest category of deposits at June 30, 2012, representing approximately 42.5% of total deposits. Total certificates of deposit were $562.0 million at June 30, 2012, down $11.6 million, or 2.0%, from $573.6 million at December 31, 2011. Included in total certificates of deposit at June 30, 2012 was $24.4 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $4.4 million, or 15.3%, from the $28.8 million at December 31, 2011. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $501.1 million at June 30, 2012, an increase of $1.2 million, or 0.2%, from $499.9 million at December 31, 2011. The increased balances in non-certificate deposit accounts were primarily in public funds and consumer accounts. Included in interest-bearing checking deposits at June 30, 2012 was $10.6 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $9.4 million, or 47.0%, from the $20.0 million at December 31, 2011. The decrease during the period was primarily due to the reduction in funds held for one depositor on a short term basis. We expect gradual growth in ICS balances as we market the account type to a wider range of customers. Approximately 82.2% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $130.1 million as of June 30, 2012 compared with $140.0 million as of December 31, 2011. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. During the second quarter of 2011, we restructured three FHLB advances totaling $9.0 million. Restructuring the debt involved paying off the existing advances (including payment of early termination fees), and the simultaneous issuance of a new advances with a longer term but substantially lower effective cost. Early termination fees are being amortized over the life of the new borrowings.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of June 30, 2012, unchanged from December 31, 2011. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on or after September 20, 2012. The interest rate is fixed at 6.48% until December 15, 2012 on $7.7 million of the issuance and is variable quarterly at the three-month LIBOR plus 1.59% on the remainder. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three month LIBOR plus 1.59%.

Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at June 30, 2012 and December 31, 2011:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
June 30, 2012
Agricultural	$—	$3,323	$25	$3,348
Commercial and industrial	68	466	1,064	1,598
Credit cards	10	—	—	10
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	79	1,159	1,238
Farmland	—	2,367	35	2,402
Multifamily	—	—	—	—
Commercial real estate-other	25	774	1,319	2,118
Total commercial real estate	25	3,220	2,513	5,758
Residential real estate:
One- to four- family first liens	152	316	657	1,125
One- to four- family junior liens	91	—	193	284
Total residential real estate	243	316	850	1,409
Consumer	1	24	28	53
Total	$347	$7,349	$4,480	$12,176

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2011
Agricultural	$—	$3,323	$1,453	$4,776
Commercial and industrial	537	48	1,494	2,079
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	79	1,159	1,238
Farmland	—	—	2,927	2,927
Multifamily	—	—	259	259
Commercial real estate-other	49	2,081	1,507	3,637
Total commercial real estate	49	2,160	5,852	8,061
Residential real estate:
One- to four- family first liens	262	579	1,959	2,800
One- to four- family junior liens	206	—	125	331
Total residential real estate	468	579	2,084	3,131
Consumer	—	25	34	59
Total	$1,054	$6,135	$10,917	$18,106
Our nonperforming assets totaled $16.0 million as of June 30, 2012, a decrease of $6.1 million compared to December 31, 2011. The balance of other real estate owned at June 30, 2012 was $3.9 million, down from $4.0 million at year-end 2011. Nonperforming loans totaled $12.2 million (1.2% of total bank loans) as of June 30, 2012, compared to $18.1 million (1.8% of total bank loans) as of December 31, 2011. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to nonperforming assets.

The nonperforming loans consisted of $4.5 million in nonaccrual loans, $7.3 million in troubled debt restructures and $0.3 million in loans past due 90 days or more and still accruing. This compares with $10.9 million, $6.1 million and $1.1 million, respectively, as of December 31, 2011. Nonaccrual loans decreased $6.4 million, or 59.0%, at June 30, 2012 compared to December 31, 2011. The decrease in nonaccrual loans was primarily due to the payoff of two agricultural credits totaling $1.8 million that had been on nonaccrual, the reduction of 18 residential real estate loans totaling $1.3 million, and the movement of a two nonaccrual farmland loans totaling $2.5 million to troubled debt restructure due to a court-ordered interest rate reduction in connection with a Chapter 12 bankruptcy. The Company experienced a $1.2 million, or 19.8%, increase in restructured loans, from December 31, 2011 to June 30, 2012, primarily resulting from the addition of the two farmland loans totaling $2.5 million, and the movement of a $1.0 million commercial real estate credit out of troubled debt restructure. During the same period, loans past due 90 days or more and still accruing interest decreased by $0.7 million, or 67.1%, from December 31, 2011 to June 30, 2012. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $7.5 million as of June 30, 2012 compared with $7.0 million as of December 31, 2011, an increase of $0.5 million or 7.8%.
All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of June 30, 2012. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
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
Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90+ day past due or nonaccrual totals in the previous table.
During the six months ended June 30, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. Both are farmland loans and were granted interest rate reductions by court order as part of a Chapter 12 bankruptcy.
We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,349	$6,135
Not in compliance with modified terms - on nonaccrual status	576	1,035
Total restructured loans	$7,925	$7,170
Allowance for Loan Losses
Our Allowance for Loan Losses (“ALLL”) as of June 30, 2012 was $15.7 million, which was 1.6% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $15.7 million as of December 31, 2011, which was also 1.6% of total bank loans as of that date. Gross charge-offs for the first six months of 2012 totaled $1.7 million, while recoveries of previously charged-off loans totaled $0.6 million. Annualized net loan charge offs to average bank loans for the first six months of 2012 was 0.2% compared to 0.3% for the year ended December 31, 2011. As of June 30, 2012, the ALLL was 129.2% of nonperforming loans compared with 86.6% as of December 31, 2011. While nonperforming loan levels generally increased during the first six months of 2011, they steadily improved during the second half of 2011 and into the first half of 2012. Past increases were primarily in credits that our management had already identified as weak. Based on the inherent risk in the loan portfolio, we believe that as of June 30, 2012, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” for additional information related to the allowance for loan losses.
During the first quarter of 2012 we changed the historical charge-off component of the ALLL calculation from a five-year annual average to a rolling 20-quarter annual average. The historical charge-off portion is one of several factors used in establishing our reserve level for each loan type. We also enhanced our method for determining the loan type categories that individual loans are included in for ALLL purposes, which provides a more granular basis for computing the ALLL. Finally, all credit relationships with a balance less than $200,000 are now evaluated for ALLL adequacy purposes based solely on delinquency status, unless the loan has been placed on nonaccrual or is classified as a TDR. In the second quarter of 2012 we enhanced our ALLL methodology for credit relationships below $200,000 that are 60-89 days past due to better reflect the risk inherent in loans at this level of delinquency.  The loss allocation for these credits was increased to 25% of the historical loss given default for the respective loan categories. There were no other changes to our ALLL calculation during the first six months of 2012, and these changes did not have a material impact on the allowance. Classified and impaired loans are reviewed per the requirements of FASB ASC Topics 310.
We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At June 30, 2012, there were eleven owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 28 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on eight of these equity loans and other financial institutions have the first lien on the remaining 20.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2012, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders' equity was 9.76% of total assets as of June 30, 2012 and was 9.23% as of December 31, 2011. Tangible common equity to tangible assets was 9.24% as of June 30, 2012 and 8.68% as of December 31, 2011. Our Tier 1 capital to risk-weighted assets ratio was 12.76% as of June 30, 2012 and was 12.40% as of December 31, 2011. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of June 30, 2012, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors. The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on the Company and the Bank's capital position. Various banking associations and industry groups are providing comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.
We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At June 30,	At December 31,
(in thousands)	2012	2011
Tier 1 capital
Total shareholders' equity	$166,701	$156,494
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	(8,278)	(3,328)
Less: Disallowed Intangibles	(9,997)	(10,374)
Tier 1 capital	$163,890	$158,256
Risk-weighted assets	$1,284,782	$1,276,512
Tier 1 capital to risk-weighted assets	12.76%	12.40%

On January 17, 2012, 22,600 restricted stock units were granted to certain directors and officers. During the first six months of 2012, 13,170 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,025 shares were surrendered by grantees to satisfy tax requirements. In addition, 11,553 shares were issued in connection with the exercise of previously issued stock options, with 2,325 shares of stock surrendered in connection with the exercises.

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
(dollars in thousands)
June 30, 2012
Consolidated:
Total risk based capital	$180,043	14.01%	8.00%	—%
Tier 1 risk based capital	163,890	12.76%	4.00%	—%
Leverage ratio	163,890	9.64%	4.00%	—%
MidWestOne Bank:
Total risk based capital	158,854	12.52%	8.00%	10.00%
Tier 1 risk based capital	142,974	11.27%	4.00%	6.00%
Leverage ratio	142,974	8.49%	4.00%	5.00%

December 31, 2011
Consolidated:
Total risk based capital	$174,342	13.66%	8.00%	—%
Tier 1 risk based capital	158,256	12.40%	4.00%	—%
Leverage ratio	158,256	9.60%	4.00%	—%
MidWestOne Bank:
Total risk based capital	155,039	12.33%	8.00%	10.00%
Tier 1 risk based capital	139,292	11.07%	4.00%	6.00%
Leverage ratio	139,292	8.54%	4.00%	5.00%
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $30.4 million as of June 30, 2012, compared with $32.6 million as of December 31, 2011. Investment securities classified as available for sale, totaling $547.2 million and $534.1 million as of June 30, 2012 and December 31, 2011, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2012 to meet the needs of borrowers and depositors.
Our principal sources of funds were deposits, proceeds from the maturity and sale of investment securities, principal repayments on loan pool participations, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of June 30, 2012, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48% until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59%. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three-month LIBOR plus 1.59%.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of June 30, 2012, outstanding commitments to extend credit totaled approximately $247.0 million. We have established a reserve of $0.1 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $4.5 million as of June 30, 2012. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2012, there were approximately $26.1 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $16.5 million in the first six months of 2012, compared with $12.2 million in the first six months of 2011. Net income before depreciation, amortization, and accretion, along with an increase in other liabilities of $8.4 million were the primary contributors for the first six months of 2012.
Net cash outflows from investing activities were $15.6 million in the first half of 2012, compared to net cash outflows of $42.7 million in the comparable six-month period of 2011. In the first six months of 2012, loans made to customers, net of collections, accounted for net outflows of $12.7 million, and securities transactions accounted for a net outflow of $16.3 million. Cash inflows from loan pool participations were $8.0 million during the first six months of 2012 compared to a $9.2 million inflow during the same period of 2011.
Net cash used in financing activities in the first six months of 2012 was $3.1 million, compared with net cash provided by financing activities of $51.7 million for the same period of 2011. The largest cash outflows from financing activities in the first six months of 2012 consisted of the repayment of $10.0 million in FHLB borrowings and an $8.9 million decrease in Federal Funds purchased. The largest financing cash inflows during the six months ended June 30, 2012 were the $14.8 million net increase in deposits and a $3.7 million net increase in repurchase agreements.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of June 30, 2012, the Bank had $166.3 million of collateral pledged to the FHLB and $130.1 million in outstanding borrowings, leaving $31.2 million available for liquidity needs. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2012.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of June 30, 2012, the Bank has municipal securities with an approximate market value of $13.7 million pledged for liquidity purposes.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at June 30, 2012 and December 31, 2011.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
June 30, 2012
Dollar change	$1,130	$114	$(430)	$(259)
Percent change	2.1%	0.2%	(0.8)%	(0.5)%
December 31, 2011
Dollar change	$1,350	$526	$(689)	$(691)
Percent change	2.5%	1.0%	(1.3)%	(1.3)%
As shown above, at June 30, 2012, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $0.3 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $1.1 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would result in an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings; (2) our management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income; (3) changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing; (4) fluctuations in the value of our investment securities; (5) governmental monetary and fiscal policies; (6) legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder, as well as rules recently proposed by the Federal bank regulatory agencies concerning certain increased capital requirements), and changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverages; (7) the ability to attract and retain key executives and employees experienced in banking and financial services; (8) the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio; (9) our ability to adapt successfully to technological changes to compete effectively in the marketplace; (10) credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio; (11) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere or providing similar services; (12) the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities; (13) volatility of rate-sensitive deposits; (14) operational risks, including data processing system failures or fraud; (15) asset/liability matching risks and liquidity risks; (16) the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; (17) the costs, effects and outcomes of existing or future litigation; (18) changes in general economic or industry conditions, nationally or in the communities in which we conduct business; (19) changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and (20) other risk factors detailed from time to time in SEC filings made by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 18, 2011, our Board of Directors amended the Company's existing $1.0 million share repurchase program, originally authorized on July 26, 2011, by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. There were no repurchases of stock during the quarter ended June 30, 2012 , and $2,715,851 remains available under the program.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 3, 2012	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer