Form 10-Q
period 2012-09-30
MidWestOne Financial Group, Inc.
filed 2012-11-02
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 31, 2012, there were 8,492,040 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$27,074	$28,155
Interest-bearing deposits in banks	23,172	4,468
Cash and cash equivalents	50,246	32,623
Investment securities:
Available for sale	509,906	534,080
Held to maturity (fair value of $26,168 as of September 30, 2012 and $2,042 as of December 31, 2011)	25,912	2,036
Loans held for sale	1,656	1,955
Loans	1,011,264	986,173
Allowance for loan losses	(15,827)	(15,676)
Net loans	995,437	970,497
Loan pool participations, net	37,902	50,052
Premises and equipment, net	25,513	26,260
Accrued interest receivable	11,192	10,422
Intangible assets, net	9,663	10,247
Bank-owned life insurance	28,400	27,723
Other real estate owned	3,117	4,033
Assets held for sale	764	—
Deferred income taxes	—	3,654
Other assets	21,922	21,662
Total assets	$1,721,630	$1,695,244
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$171,023	$161,287
Interest-bearing checking	519,790	499,905
Savings	85,800	71,823
Certificates of deposit under $100,000	320,135	346,858
Certificates of deposit $100,000 and over	231,895	226,769
Total deposits	1,328,643	1,306,642
Federal funds purchased	—	8,920
Securities sold under agreements to repurchase	62,440	48,287
Federal Home Loan Bank borrowings	130,094	140,014
Deferred compensation liability	3,575	3,643
Long-term debt	15,464	15,464
Accrued interest payable	1,644	1,530
Deferred income taxes	370	—
Other liabilities	7,876	14,250
Total liabilities	1,550,106	1,538,750
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2012 and December 31, 2011	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at September 30, 2012 and December 31, 2011; issued 8,690,398 shares at September 30, 2012 and December 31, 2011; outstanding 8,487,518 shares at September 30, 2012 and 8,529,530 shares at December 31, 2011	8,690	8,690
Additional paid-in capital	80,310	80,333
Treasury stock at cost, 202,880 shares as of September 30, 2012 and 160,868 shares at December 31, 2011	(3,102)	(2,312)
Retained earnings	76,443	66,299
Accumulated other comprehensive income	9,183	3,484
Total shareholders' equity	171,524	156,494
Total liabilities and shareholders' equity	$1,721,630	$1,695,244

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$12,760	$13,128	$38,639	$38,904
Interest and discount on loan pool participations	886	311	1,741	1,101
Interest on bank deposits	7	9	29	25
Interest on federal funds sold	—	—	1	1
Interest on investment securities:
Taxable securities	2,654	2,703	8,224	8,257
Tax-exempt securities	1,279	1,092	3,744	3,199
Total interest income	17,586	17,243	52,378	51,487
Interest expense:
Interest on deposits:
Interest-bearing checking	691	954	2,281	2,956
Savings	36	47	105	164
Certificates of deposit under $100,000	1,433	1,903	4,519	6,210
Certificates of deposit $100,000 and over	715	827	2,242	2,514
Total interest expense on deposits	2,875	3,731	9,147	11,844
Interest on federal funds purchased	6	2	11	5
Interest on securities sold under agreements to repurchase	43	65	145	206
Interest on Federal Home Loan Bank borrowings	767	869	2,353	2,682
Interest on notes payable	8	9	26	29
Interest on long-term debt	168	165	503	490
Total interest expense	3,867	4,841	12,185	15,256
Net interest income	13,719	12,402	40,193	36,231
Provision for loan losses	575	750	1,729	2,550
Net interest income after provision for loan losses	13,144	11,652	38,464	33,681
Noninterest income:
Trust, investment, and insurance fees	1,294	1,159	3,767	3,588
Service charges and fees on deposit accounts	846	973	2,424	2,779
Mortgage origination and loan servicing fees	919	531	2,514	1,790
Other service charges, commissions and fees	303	648	1,636	2,004
Bank-owned life insurance income	225	227	676	681
Gain on sale or call of available for sale securities	8	345	741	430
Gain (loss) on sale of premises and equipment	—	48	4,205	(195)
Total noninterest income	3,595	3,931	15,963	11,077
Noninterest expense:
Salaries and employee benefits	6,207	5,703	24,167	17,312
Net occupancy and equipment expense	1,537	1,537	4,741	4,652
Professional fees	612	799	2,137	2,164
Data processing expense	443	406	1,258	1,282
FDIC insurance expense	326	331	929	1,284
Amortization of intangible assets	195	223	584	671
Other operating expense	1,393	1,312	4,280	3,875
Total noninterest expense	10,713	10,311	38,096	31,240
Income before income tax expense	6,026	5,272	16,331	13,518
Income tax expense	1,576	1,434	3,937	3,552
Net income	$4,450	$3,838	$12,394	$9,966
Less: Preferred stock dividends and discount accretion	$—	$210	$—	$645
Net income available to common shareholders	$4,450	$3,628	$12,394	$9,321
Share and Per share information:
Ending number of shares outstanding	8,487,518	8,583,337	8,487,518	8,583,337
Average number of shares outstanding	8,483,918	8,610,837	8,484,404	8,620,083
Diluted average number of shares	8,534,908	8,640,231	8,526,161	8,646,816
Earnings per common share - basic	$0.52	$0.42	$1.46	$1.08
Earnings per common share - diluted	0.52	0.42	1.45	1.08
Dividends paid per common share	0.10	0.06	0.27	0.16
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,450	$3,838	$12,394	$9,966

Other comprehensive income, before tax:
Unrealized holding gains arising during period	1,453	4,268	3,868	12,573
Less: Reclassification adjustment for gains included in net income	(8)	(345)	(741)	(430)
Unrealized gains on available for sale securities	1,445	3,923	3,127	12,143

Reclassification of pension plan expense due to plan settlement	—	—	5,969	—
Defined benefit pension plans	—	—	5,969	—
Other comprehensive income, before tax	1,445	3,923	9,096	12,143
Income tax expense related to items of other comprehensive income	540	1,470	3,397	4,535
Other comprehensive income, net of tax	905	2,453	5,699	7,608
Comprehensive income	$5,355	$6,291	$18,093	$17,574
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Net income	—	—	—	—	9,966	—	9,966
Dividends paid on common stock ($0.16 per share)	—	—	—	—	(1,378)	—	(1,378)
Dividends paid on preferred stock	—	—	—	—	(513)	—	(513)
Stock options exercised (3,488 shares)	—	—	(9)	49	—	—	40
Release/lapse of restriction on RSUs (10,850 shares)	—	—	(138)	140	—	—	2
Preferred stock discount accretion	233	—	—	—	(233)	—	—
Redemption of preferred stock	(16,000)	—	—	—	—	—	(16,000)
Repurchase of common stock warrant	—	—	(1,000)	—	—	—	(1,000)
Repurchase of common stock (45,039 shares)	—	—	—	(658)	—	—	(658)
Stock compensation	—	—	164	—	—	—	164
Other comprehensive income	—	—	—	—	—	7,608	7,608
Balance at September 30, 2011	$—	$8,690	$80,285	$(1,521)	$63,461	$5,782	$156,697
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$66,299	$3,484	$156,494
Net income	—	—	—	—	12,394	—	12,394
Dividends paid on common stock ($0.265 per share)	—	—	—	—	(2,250)	—	(2,250)
Stock options exercised (38,204 shares)	—	—	(21)	442	—	—	421
Release/lapse of restriction on RSUs (15,810 shares)	—	—	(201)	213	—	—	12
Repurchase of common stock (86,083 shares)	—	—	—	(1,445)	—	—	(1,445)
Stock compensation	—	—	199	—	—	—	199
Other comprehensive income	—	—	—	—	—	5,699	5,699
Balance at September 30, 2012	$—	$8,690	$80,310	$(3,102)	$76,443	$9,183	$171,524
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,394	$9,966
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,729	2,550
Depreciation, amortization and accretion	4,047	3,673
(Gain) loss on sale of premises and equipment	(4,205)	195
Deferred income taxes	628	7
Stock-based compensation	199	164
Net gain on sale or call of available for sale securities	(741)	(430)
Net gain on sale of other real estate owned	(95)	(192)
Net gain on sale of loans held for sale	(1,466)	(792)
Writedown of other real estate owned	326	9
Origination of loans held for sale	(112,979)	(64,775)
Proceeds from sales of loans held for sale	114,744	64,580
Recognition of previously deferred expense related to pension plan settlement	3,002	—
Pension plan contribution	(3,031)	—
Increase in accrued interest receivable	(770)	(237)
Increase in cash surrender value of bank-owned life insurance	(677)	(682)
Increase in other assets	(260)	(1,164)
Decrease in deferred compensation liability	(68)	(50)
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(263)	2,257
Net cash provided by operating activities	12,514	15,079
Cash flows from investing activities:
Proceeds from sales of available for sale securities	16,232	—
Proceeds from maturities and calls of available for sale securities	97,424	105,909
Purchases of available for sale securities	(87,255)	(124,636)
Proceeds from maturities and calls of held to maturity securities	556	1,545
Purchase of held to maturity securities	(24,429)	—
Increase in loans	(28,258)	(20,726)
Decrease in loan pool participations, net	12,150	12,413
Purchases of premises and equipment	(2,777)	(1,342)
Proceeds from sale of other real estate owned	2,274	1,069
Proceeds from sale of premises and equipment	5,220	296
Net cash used in investing activities	(8,863)	(25,472)
Cash flows from financing activities:
Net increase in deposits	22,001	47,339
Decrease in federal funds purchased	(8,920)	—
Increase (decrease) in securities sold under agreements to repurchase	14,153	(8,265)
Proceeds from Federal Home Loan Bank borrowings	20,000	51,000
Repayment of Federal Home Loan Bank borrowings	(30,000)	(39,000)
Stock options exercised	433	42
Dividends paid	(2,250)	(1,891)
Repurchase of common stock	(1,445)	(658)
Redemption of preferred stock	—	(16,000)
Repurchase of common stock warrant	—	(1,000)
Net cash provided by financing activities	13,972	31,567
Net increase in cash and cash equivalents	17,623	21,174
Cash and cash equivalents at beginning of period	32,623	20,523
Cash and cash equivalents at end of period	$50,246	$41,697
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,071	$15,410
Cash paid during the period for income taxes	$4,455	$2,204
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,589	$952
Transfer of property to assets held for sale	$764	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of MidWestOne, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2012 may not be indicative of results for the year ending December 31, 2012, or for any other period.
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

The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Weighted average number of shares outstanding during the period	8,483,918	8,610,837	8,484,404	8,620,083
Weighted average number of shares outstanding during the period including all dilutive potential shares	8,534,908	8,640,231	8,526,161	8,646,816
Net income	$4,450	$3,838	$12,394	$9,966
Preferred stock dividend accrued and discount accretion	—	(210)	—	(645)
Net income available to common stockholders	$4,450	$3,628	$12,394	$9,321
Earnings per share - basic	$0.52	$0.42	$1.46	$1.08
Earnings per share - diluted	$0.52	$0.42	$1.45	$1.08

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$51,686	$1,224	$—	$52,910
State and political subdivisions	210,923	12,442	36	223,329
Mortgage-backed securities and collateralized mortgage obligations	213,879	6,695	—	220,574
Corporate debt securities	11,941	382	967	11,356
Total debt securities	488,429	20,743	1,003	508,169
Other equity securities	1,628	114	5	1,737
Total	$490,057	$20,857	$1,008	$509,906

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$55,851	$1,142	$12	$56,981
State and political subdivisions	209,094	10,222	55	219,261
Mortgage-backed securities and collateralized mortgage obligations	238,641	6,161	—	244,802
Corporate debt securities	12,578	203	1,176	11,605
Total debt securities	516,164	17,728	1,243	532,649
Other equity securities	1,194	237	—	1,431
Total	$517,358	$17,965	$1,243	$534,080

A summary of investment securities held to maturity is as follows:

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$12,412	$194	$1	$12,605
Mortgage-backed securities	10,243	64	—	10,307
Corporate debt securities	3,257	—	1	3,256
Total	$25,912	$258	$2	$26,168

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$1,119	$2	$—	$1,121
Mortgage-backed securities	46	4	—	50
Corporate debt securities	871	—	—	871
Total	$2,036	$6	$—	$2,042
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2012 and December 31, 2011. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	13	3,773	35	173	1	3,946	36
Corporate debt securities	4	—	—	805	967	805	967
Other equity securities	1	236	5	—	—	236	5
Total	18	$4,009	$40	$978	$968	$4,987	$1,008

		As of December 31, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$5,412	$12	$—	$—	$5,412	$12
State and political subdivisions	14	3,449	46	866	9	4,315	55
Corporate debt securities	6	4,975	210	806	966	5,781	1,176
Total	21	$13,836	$268	$1,672	$975	$15,508	$1,243
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
At September 30, 2012, approximately 59% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of September 30, 2012 and December 31, 2011.
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

At September 30, 2012, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.75 million. The book value of these securities as of September 30, 2012 totaled $1.8 million, after other-than-temporary impairment charges during 2008, 2009, and 2010. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems. Due to continued market deterioration in these securities during 2009 and 2010, additional pre-tax charges to earnings were recorded. No additional charges have been recognized during 2011 or 2012.The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other-than-temporary impairment. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.
As of September 30, 2012, the Company also owned $1.7 million of equity securities in banks and financial service-related companies. Equity securities are considered to have other-than-temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the first three quarters of 2012 and 2011, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
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

A summary of the contractual maturity distribution of debt investment securities at September 30, 2012 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$25,349	$25,672	$525	$526
Due after one year through five years	82,539	86,692	2,431	2,430
Due after five years through ten years	106,049	112,557	—	—
Due after ten years	60,613	62,674	12,713	12,905
Mortgage-backed securities and collateralized mortgage obligations	213,879	220,574	10,243	10,307
Total	$488,429	$508,169	$25,912	$26,168

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $1.6 million and a fair value of $1.7 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at September 30, 2012 and December 31, 2011 was $11.9 million and $12.2 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$8	$345	$360	$430
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	8	345	360	430
Equity securities:
Gross realized gains	—	—	381	—
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	381	—
	$8	$345	$741	$430

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2012 and December 31, 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$171	$500	$303	$121	$6	$—	$1,101
Collectively evaluated for impairment	842	4,267	5,551	2,759	250	1,057	14,726
Total	$1,013	$4,767	$5,854	$2,880	$256	$1,057	$15,827
Loans acquired with deteriorated credit quality (loan pool participations)	$6	$123	$649	$271	$20	$1,065	$2,134
Loans receivable
Individually evaluated for impairment	$3,323	$2,413	$6,332	$1,031	$39	$—	$13,138
Collectively evaluated for impairment	79,594	235,074	415,368	248,646	19,444	—	998,126
Total	$82,917	$237,487	$421,700	$249,677	$19,483	$—	$1,011,264
Loans acquired with deteriorated credit quality (loan pool participations)	$79	$2,650	$28,842	$2,769	$71	$5,625	$40,036

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$247	$793	$272	$252	$8	$—	$1,572
Collectively evaluated for impairment	962	4,587	4,899	3,249	159	248	14,104
Total	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Loans acquired with deteriorated credit quality (loan pool participations)	$7	$219	$666	$346	$56	$840	$2,134
Loans receivable
Individually evaluated for impairment	$4,776	$2,550	$9,619	$2,736	$58	$—	$19,739
Collectively evaluated for impairment	84,522	238,636	386,420	236,112	20,744	—	966,434
Total	$89,298	$241,186	$396,039	$238,848	$20,802	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$90	$3,793	$30,523	$5,694	$124	$11,962	$52,186

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2012 and 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Beginning balance	$954	$4,946	$4,602	$2,894	$365	$1,976	$15,737
Charge-offs	—	(607)	(23)	(168)	(9)	—	(807)
Recoveries	—	310	11	—	1	—	322
Provision	59	118	1,264	154	(101)	(919)	575
Ending balance	$1,013	$4,767	$5,854	$2,880	$256	$1,057	$15,827
2011
Beginning balance	$1,328	$5,001	$5,715	$2,675	$360	$524	$15,603
Charge-offs	(32)	(459)	(147)	(82)	(62)	—	(782)
Recoveries	5	26	33	8	20	—	92
Provision	49	240	(552)	679	(22)	356	750
Ending balance	$1,350	$4,808	$5,049	$3,280	$296	$880	$15,663

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2012 and 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(1,891)	(129)	(481)	(43)	—	(2,544)
Recoveries	507	407	24	12	16	—	966
Provision	(703)	871	788	(152)	116	809	1,729
Ending balance	$1,013	$4,767	$5,854	$2,880	$256	$1,057	$15,827
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(425)	(1,053)	(1,145)	(189)	(115)	—	(2,927)
Recoveries	67	496	148	24	138	—	873
Provision	881	825	791	669	(50)	(566)	2,550
Ending balance	$1,350	$4,808	$5,049	$3,280	$296	$880	$15,663
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
The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated probable losses without eroding the Company's capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company's policy permits an "unallocated" allowance between 15% above and 5% below the “indicated reserve.” These unallocated amounts are present due to the inherent imprecision in the ALLL calculation.

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

The following table sets forth information on the Company's troubled debt restructurings by class of financing receivable occurring during the stated periods:

	Three Months Ended September 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	—	—	—	1	53	53
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	1	714	80
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	—	—	—	2	1,675	1,638
Total commercial real estate	—	—	—	3	2,389	1,718
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	4	$2,442	$1,771

	Nine Months Ended September 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	—	—	—	1	53	53
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	1	714	80
Farmland	2	2,475	2,475	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	—	—	—	2	1,675	1,638
Total commercial real estate	2	2,475	2,475	3	2,389	1,718
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$2,475	$2,475	4	$2,442	$1,771
During the three months ended September 30, 2012, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties. During the nine months ended September 30, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. Both are farmland loans and were granted interest rate reductions by court order as part of a Chapter 12 bankruptcy.
During the three and nine months ended September 30, 2011, the Company restructured four loans by granting concessions to borrowers experiencing financial difficulties. One commercial loan was modified by the granting of an interest rate reduction. One construction and development loan made to an affiliated borrower of the commercial loan was also given a principal reduction as well as an interest rate reduction. Two commercial real estate loans were granted interest rate reductions, with one also having the loan terms modified to release protective advances back to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Agricultural	—	$—	—	$—	—	$—	—	$—
Commercial and industrial	—	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	—	—	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—	—	—
Residential real estate:
One- to four- family first liens	—	—	—	—	—	—	—	—
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	—	$—	—	$—	—	$—	—	$—

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

The Company's historical loss experience for each loan type is calculated using the fiscal quarter-end data for the most recent 20 quarters as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause probable losses to vary from historical data are incorporated in the form of adjustments to increase or decrease the loss rate applied to each group. These adjustments are documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurement assumptions.

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

Loans Reviewed Collectively for Impairment
The Company utilizes the annualized average of portfolio loan (not loan pool) historical loss per risk category over a two-year period of time. Supporting documentation for the technique used to develop the historical loss rate for each group of loans is required to be maintained. It is management's assessment that the two-year rate is most reflective of the probable credit losses in the current loan pool portfolio.

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at September 30, 2012 and December 31, 2011:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
September 30, 2012
Agricultural	$79,051	$423	$3,443	$—	$—	$82,917
Commercial and industrial	207,399	15,588	13,271	—	—	236,258
Credit cards	1,023	20	21	—	—	1,064
Overdrafts	204	95	80	—	—	379
Commercial real estate:
Construction and development	65,704	9,672	4,499	—	—	79,875
Farmland	67,553	2,745	2,409	—	—	72,707
Multifamily	41,216	210	—	—	—	41,426
Commercial real estate-other	206,130	18,033	3,529	—	—	227,692
Total commercial real estate	380,603	30,660	10,437	—	—	421,700
Residential real estate:
One- to four- family first liens	186,182	5,010	1,477	—	—	192,669
One- to four- family junior liens	56,597	183	228	—	—	57,008
Total residential real estate	242,779	5,193	1,705	—	—	249,677
Consumer	19,186	15	68	—	—	19,269
Total	$930,245	$51,994	$29,025	$—	$—	$1,011,264
Loans acquired with deteriorated credit quality (loan pool participations)	$23,404	$—	$16,615	$—	$17	$40,036

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2011
Agricultural	$82,529	$1,328	$5,441	$—	$—	$89,298
Commercial and industrial	206,053	16,611	17,326	—	—	239,990
Credit cards	934	—	—	—	—	934
Overdrafts	560	179	146	—	—	885
Commercial real estate:
Construction and development	57,940	9,121	6,197	—	—	73,258
Farmland	68,119	3,193	3,142	—	—	74,454
Multifamily	34,142	318	259	—	—	34,719
Commercial real estate-other	189,077	18,149	6,382	—	—	213,608
Total commercial real estate	349,278	30,781	15,980	—	—	396,039
Residential real estate:
One- to four- family first liens	164,504	6,564	4,361	—	—	175,429
One- to four- family junior liens	62,493	336	590	—	—	63,419
Total residential real estate	226,997	6,900	4,951	—	—	238,848
Consumer	19,969	49	161	—	—	20,179
Total	$886,320	$55,848	$44,005	$—	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$26,677	$—	$25,477	$—	$32	$52,186
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

The following table sets forth the amounts and categories of the Company's impaired loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$2,100	$—	$2,928	$2,892	$—
Commercial and industrial	732	1,565	—	1,129	1,129	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	149	299	—	831	831	—
Farmland	78	91	—	3,730	3,723	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,743	1,908	—	2,456	2,454	—
Total commercial real estate	1,970	2,298	—	7,017	7,008	—
Residential real estate:
One- to four- family first liens	284	366	—	1,319	1,318	—
One- to four- family junior liens	54	74	—	72	72	—
Total residential real estate	338	440	—	1,391	1,390	—
Consumer	15	31	—	26	26	—
Total	$4,655	$6,434	$—	$12,491	$12,445	$—
With an allowance recorded:
Agricultural	$1,723	$1,723	$171	$1,713	$1,884	$247
Commercial and industrial	1,681	1,756	500	1,432	1,421	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	525	525	106	856	854	129
Farmland	2,517	2,517	46	326	326	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	1,320	1,320	151	1,175	1,172	119
Total commercial real estate	4,362	4,362	303	2,616	2,611	272
Residential real estate:
One- to four- family first liens	626	626	73	1,247	1,255	216
One- to four- family junior liens	67	67	48	92	91	36
Total residential real estate	693	693	121	1,339	1,346	252
Consumer	24	24	6	32	32	8
Total	$8,483	$8,558	$1,101	$7,132	$7,294	$1,572
Total:
Agricultural	$3,323	$3,823	$171	$4,641	$4,776	$247
Commercial and industrial	2,413	3,321	500	2,561	2,550	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	674	824	106	1,687	1,685	129
Farmland	2,595	2,608	46	4,056	4,049	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	3,063	3,228	151	3,631	3,626	119
Total commercial real estate	6,332	6,660	303	9,633	9,619	272
Residential real estate:
One- to four- family first liens	910	992	73	2,566	2,573	216
One- to four- family junior liens	121	141	48	164	163	36
Total residential real estate	1,031	1,133	121	2,730	2,736	252
Consumer	39	55	6	58	58	8
Total	$13,138	$14,992	$1,101	$19,623	$19,739	$1,572

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$16	$3,349	$11	$1,600	$44	$3,346	$44
Commercial and industrial	736	6	1,211	2	852	46	1,219	10
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	288	—	2,032	17	358	—	2,037	35
Farmland	79	2	4,167	20	85	6	4,227	51
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,755	13	2,799	(3)	1,782	59	2,801	27
Total commercial real estate	2,122	15	8,998	34	2,225	65	9,065	113
Residential real estate:
One- to four- family first liens	285	1	1,748	(9)	289	2	1,781	1
One- to four- family junior liens	55	1	50	—	57	2	51	—
Total residential real estate	340	2	1,798	(9)	346	4	1,832	1
Consumer	15	—	—	—	16	—	—	—
Total	$4,813	$39	$15,356	$38	$5,039	$159	$15,462	$168
With an allowance recorded:
Agricultural	$1,723	$13	1,771	9	$2,433	$36	1,769	26
Commercial and industrial	1,685	24	1,101	8	1,376	30	1,090	21
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	525	7	777	7	335	22	778	18
Farmland	2,517	28	339	2	280	85	364	5
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,326	15	1,898	31	2,989	46	1,910	90
Total commercial real estate	4,368	50	3,014	40	3,604	153	3,052	113
Residential real estate:
One- to four- family first liens	626	8	1,093	6	973	25	1,098	21
One- to four- family junior liens	68	1	107	1	19	2	108	3
Total residential real estate	694	9	1,200	7	992	27	1,206	24
Consumer	24	1	53	1	120	2	55	2
Total	$8,494	$97	$7,139	$65	$8,525	$248	$7,172	$186
Total:
Agricultural	$3,323	$29	5,120	20	$4,033	$80	5,115	70
Commercial and industrial	2,421	30	2,312	10	2,228	76	2,309	31
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	813	7	2,809	24	693	22	2,815	53
Farmland	2,596	30	4,506	22	365	91	4,591	56
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	3,081	28	4,697	28	4,771	105	4,711	117
Total commercial real estate	6,490	65	12,012	74	5,829	218	12,117	226
Residential real estate:
One- to four- family first liens	911	9	2,841	(3)	1,262	27	2,879	22
One- to four- family junior liens	123	2	157	1	76	4	159	3
Total residential real estate	1,034	11	2,998	(2)	1,338	31	3,038	25
Consumer	39	1	53	1	136	2	55	2
Total	$13,307	$136	$22,495	$103	$13,564	$407	$22,634	$354

The following table sets forth the composition of the Company's past due and nonaccrual loans at September 30, 2012 and December 31, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
September 30, 2012
Agricultural	$—	$—	$64	$64	$82,853	$82,917	$—
Commercial and industrial	872	12	1,476	2,360	233,898	236,258	587
Credit cards	17	3	21	41	1,023	1,064	21
Overdrafts	47	28	6	81	298	379	—
Commercial real estate:
Construction and development	—	—	149	149	79,726	79,875	—
Farmland	—	—	—	—	72,707	72,707	—
Multifamily	—	—	—	—	41,426	41,426	—
Commercial real estate-other	570	125	1,161	1,856	225,836	227,692	92
Total commercial real estate	570	125	1,310	2,005	419,695	421,700	92
Residential real estate:
One- to four- family first liens	2,172	1,202	706	4,080	188,589	192,669	319
One- to four- family junior liens	331	141	222	694	56,314	57,008	5
Total residential real estate	2,503	1,343	928	4,774	244,903	249,677	324
Consumer	122	16	32	170	19,099	19,269	5
Total	$4,131	$1,527	$3,837	$9,495	$1,001,769	$1,011,264	$1,029
December 31, 2011
Agricultural	$55	$284	$176	$515	$88,783	$89,298	$—
Commercial and industrial	390	1,732	1,709	3,831	236,159	239,990	537
Credit cards	5	—	—	5	929	934	—
Overdrafts	92	21	32	145	740	885	—
Commercial real estate:
Construction and development	148	—	1,159	1,307	71,951	73,258	—
Farmland	—	—	2,765	2,765	71,689	74,454	—
Multifamily	259	—	—	259	34,460	34,719	—
Commercial real estate-other	686	203	1,555	2,444	211,164	213,608	49
Total commercial real estate	1,093	203	5,479	6,775	389,264	396,039	49
Residential real estate:
One- to four- family first liens	2,316	1,373	1,916	5,605	169,824	175,429	262
One- to four- family junior liens	87	114	292	493	62,926	63,419	206
Total residential real estate	2,403	1,487	2,208	6,098	232,750	238,848	468
Consumer	211	47	34	292	19,887	20,179	—
Total	$4,249	$3,774	$9,638	$17,661	$968,512	$986,173	$1,054

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
(in thousands)
Agricultural	$64	$1,453
Commercial and industrial	1,094	1,494
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	149	1,159
Farmland	34	2,927
Multifamily	—	259
Commercial real estate-other	1,143	1,507
Total commercial real estate	1,326	5,852
Residential real estate:
One- to four- family first liens	462	1,959
One- to four- family junior liens	223	125
Total residential real estate	685	2,084
Consumer	27	34
Total	$3,196	$10,917

As of September 30, 2012, the Company has no commitments to lend additional funds to any borrowers who have nonperforming loans.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of September 30, 2012, approximately 63% of the loans were contractually current or less than 90 days past due, while 37% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 37% contractually past due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three and nine months ended September 30, 2012 and 2011 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

7.Defined Benefit Pension Plan
Prior to the Company's merger with the Former MidWestOne, the Bank sponsored a noncontributory defined benefit pension plan for substantially all its employees. Effective December 31, 2007, the Bank elected to curtail the plan by limiting this employee benefit to those employees vested as of December 31, 2007. During the second quarter of 2012, the Company completed the liquidation of plan assets and full termination of the plan, including full benefit payout to plan participants. The total amount of the Company's required contribution to fully fund the plan for liquidation was $6.1 million, pre-tax, which is included in Salaries and Employee Benefits expense on the consolidated statements of operations.

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
Securities Available for Sale - The Company's investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from its primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix or grid pricing, in which securities are benchmarked against the treasury rate based on credit characteristics. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. On an annual basis, a group of selected municipal securities are priced by a securities dealer and that price is used to verify the primary independent service's valuation.
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
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$52,910	$—	$52,910	$—
State and political subdivisions	223,329	—	223,329	—
Mortgage-backed securities and collateralized mortgage obligations	220,574	—	220,574	—
Corporate debt securities	10,551	—	10,551	—
Collateralized debt obligations	805	—	—	805
Total available for sale debt securities	508,169	—	507,364	805
Available for sale equity securities:
Financial services industry	1,737	1,737	—	—
Total available for sale equity securities	1,737	1,737	—	—
Total securities available for sale	$509,906	$1,737	$507,364	$805

Mortgage servicing rights	$1,435	$—	$—	$1,435

	Fair Value Measurement at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$56,981	$—	$56,981	$—
State and political subdivisions	219,261	—	219,261	—
Mortgage-backed securities and collateralized mortgage obligations	244,802	—	244,802	—
Corporate debt securities	10,799	—	10,799	—
Collateralized debt obligations	806	—	—	806
Total available for sale debt securities	532,649	—	531,843	806
Available for sale equity securities:
Financial services industry	1,431	1,431	—	—
Total available for sale equity securities	1,431	1,431	—	—
Total securities available for sale	$534,080	$1,431	$531,843	$806

Mortgage servicing rights	$1,265	$—	$—	$1,265

There were no transfers of assets between levels 1 and 2 during the three and nine months ended September 30, 2012 and 2011.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Level 3 fair value at December 31, 2011	$806	$1,265
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	(373)
Included in other comprehensive income	(1)	—
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	543
Sales	—	—
Settlements	—	—
Level 3 fair value at September 30, 2012	$805	$1,435
The following table presents the amount of gains and losses included in earnings and other comprehensive income for the nine months ended September 30, 2012 that are attributable to the change in unrealized gains and losses relating to those assets still held at September 30, 2012, and the line item in the consolidated financial statements in which they are included:

	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$—	$170

Change in unrealized losses for the period included in comprehensive net income	(1)	—
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
The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2012 and December 31, 2011, as more fully described previously.

	Fair Value Measurement at September 30, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	962	—	—	962
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	496	—	—	496
Farmland	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate-other	501	—	—	501
Total commercial real estate	997	—	—	997
Residential real estate:
One- to four- family first liens	261	—	—	261
One- to four- family junior liens	32	—	—	32
Total residential real estate	293	—	—	293
Consumer	32	—	—	32
Collateral dependent impaired loans	$2,284	$—	$—	$2,284
Other real estate owned	$3,117	$—	$—	$3,117

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,662	$—	$—	$3,662
Other real estate owned	4,033	—	—	4,033

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2012 and December 31, 2011. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	September 30, 2012					December 31, 2011
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$50,246	$50,246	$50,246	$—	$—	$32,623	$32,623
Investment securities:
Available for sale	509,906	509,906	1,737	507,364	805
Held to maturity	25,912	26,168	—	26,168	—
Total investment securities	535,818	536,074	1,737	533,532	805	536,116	536,122
Loans held for sale	1,656	1,704	—	—	1,704	1,955	1,997
Loans, net:
Agricultural	81,817	81,433	—	—	81,433
Commercial and industrial	231,263	231,788	—	—	231,788
Credit cards	1,044	1,044	—	—	1,044
Overdrafts	276	276	—	—	276
Commercial real estate:
Construction and development	77,863	77,748	—	—	77,748
Farmland	72,139	71,718	—	—	71,718
Multifamily	41,129	41,318	—	—	41,318
Commercial real estate-other	224,274	226,007	—	—	226,007
Total commercial real estate	415,405	416,791	—	—	416,791
Residential real estate:
One- to four- family first liens	190,183	189,206	—	—	189,206
One- to four- family junior liens	56,353	56,764	—	—	56,764
Total residential real estate	246,536	245,970	—	—	245,970
Consumer	19,096	19,168	—	—	19,168
Total loans, net	995,437	996,470	—	—	996,470	970,497	971,613
Loan pool participations, net	37,902	37,902	—	—	37,902	50,052	50,052
Accrued interest receivable	11,192	11,192	11,192	—	—	10,422	10,422
Federal Home Loan Bank stock	11,930	11,930	—	11,930	—	12,218	12,218
Financial liabilities:
Deposits:
Non-interest bearing demand	171,023	171,023	171,023	—	—
Interest-bearing checking	519,790	519,790	519,790	—	—
Savings	85,800	85,800	85,800	—	—
Certificates of deposit under $100,000	320,135	323,323	—	323,323	—
Certificates of deposit $100,000 and over	231,895	233,724	—	233,724	—
Total deposits	1,328,643	1,333,660	776,613	557,047	—	1,306,642	1,310,671
Federal funds purchased and securities sold under agreements to repurchase	62,440	62,440	62,440	—	—	57,207	57,207
Federal Home Loan Bank borrowings	130,094	133,595	—	—	133,595	140,014	144,078
Long-term debt	15,464	9,840	—	—	9,840	15,464	10,076
Accrued interest payable	1,644	1,644	1,644	—	—	1,530	1,530

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

•
Loan pool participation carrying values represent the discounted price paid by us to acquire our participation interests in the various loan pool participations purchased, which approximates fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at September 30, 2012, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2012	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateralized debt obligations	$805	Discounted cash flows	Pretax discount rate	15.00%	-	15.00%	15.00%
			Actual defaults	14.01%	-	20.94%	15.75%
			Actual deferrals	9.31%	-	17.55%	11.00%
Collateral dependent impaired loans:
Commercial and industrial	962	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	496	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial Real Estate-other	501	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	261	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	32	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	32	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	1,435	Discounted cash flows	Constant prepayment rate	14.00%	-	19.02%	15.36%
			Pretax discount rate	11.00%	-	14.00%	11.25%
Other real estate owned	3,117	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

11.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2012, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2012 have been recognized in the consolidated financial statements for the period ended September 30, 2012. Events or transactions that provided evidence about conditions that did not exist at September 30, 2012, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended September 30, 2012, and no items were identified requiring additional disclosure in the notes to the consolidated financial statements.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2011 Annual Report on Form 10-K. Results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of results to be attained for any other period.

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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2012 and September 30, 2011
Summary
For the quarter ended September 30, 2012 we earned net income of $4.5 million, all of which was available to common shareholders, compared with $3.8 million, of which $3.6 million was available to common shareholders, for the quarter ended September 30, 2011, an increase of 15.9% and 22.7%, respectively. Basic and diluted earnings per common share for the third quarter of 2012 were $0.52, versus $0.42 for each in the third quarter of 2011.
The following table presents selected financial results and measures for the third quarter of 2012 and 2011.

	Three Months Ended September 30,
($ amounts in thousands)	2012	2011
Net Income	$4,450	$3,838
Average Assets	1,705,300	1,627,484
Average Shareholders' Equity	169,022	154,014
Return on Average Assets* (ROAA)	1.04%	0.94%
Return on Average Shareholders' Equity* (ROAE)	10.47	9.89
Return on Average Tangible Common Equity* (ROATCE)	11.44	10.51
Total Equity to Assets (end of period)	9.96	9.60
Tangible Common Equity to Tangible Assets (end of period)	9.45	9.01
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity and the ratio of our tangible common equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(in thousands)	2012	2011
Net Income Available to Common Shareholders:
Net income available to common shareholders	$4,450	$3,628
Plus: Intangible amortization, net of tax (1)	129	147
Adjusted net income available to common shareholders	$4,579	$3,775
Average Tangible Common Equity:
Average total shareholders' equity	$169,022	$154,014
Less: Average preferred stock	—	(814)
Average intangibles	(9,742)	(10,762)
Average tangible common equity	$159,280	$142,438
ROATCE (annualized)	11.44%	10.51%
(1) Computed assuming a federal income tax rate of 34%

	As of September 30,
(in thousands)	2012	2011
Tangible Common Equity:
Total shareholders' equity	171,524	156,697
Less: Preferred equity	—	—
Intangibles	(9,663)	(10,571)
Tangible common equity	161,861	146,126
Tangible Assets:
Total assets	1,721,630	1,632,559
Less: Goodwill and intangibles	(9,663)	(10,571)
Tangible assets	1,711,967	1,621,988
Tangible common equity/tangible assets	9.45%	9.01%

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
Our net interest income for the quarter ended September 30, 2012 increased $1.3 million to $13.7 million compared with $12.4 million for the quarter ended September 30, 2011. Our total interest income of $17.6 million was $0.3 million higher in the third quarter of 2012 compared with the same period in 2011. Most of the increase in total interest income was due to $0.6 million of increased loan pool participation income resulting from the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value. In addition, we experienced an increase in interest on investment securities as a result of higher average balances and despite lower average yields. These increases were partially offset by decreased loan interest, which was due primarily to lower rates despite increases in loan balances. Total interest expense for the third quarter of 2012 decreased $0.9 million, or 20.1%, compared with the same period in 2011, due primarily to lower average interest rates in 2012. Our net interest margin on a tax-equivalent basis for the third quarter of 2012 increased to 3.57% compared with 3.35% in the third quarter of 2011. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.52% for the third quarter of 2012 from 4.60% for the third quarter of 2011. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the third quarter of 2012 to 1.14% from 1.46% for the third quarter of 2011, due to the continued repricing of new time certificates and FHLB advances at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the quarters ended September 30, 2012 and 2011. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,009,332	$12,970	5.11%	$958,894	$13,263	5.49%
Loan pool participations (4)	42,404	886	8.31	57,601	311	2.14
Investment securities:
Taxable investments	396,100	2,654	2.67	381,573	2,703	2.81
Tax exempt investments (2)	157,377	1,861	4.70	126,348	1,568	4.92
Total investment securities	553,477	4,515	3.25	507,921	4,271	3.34
Federal funds sold and interest-bearing balances	14,047	7	0.20	13,949	9	0.26
Total interest-earning assets	$1,619,260	$18,378	4.52%	$1,538,365	$17,854	4.60%

Cash and due from banks	18,535			19,295
Premises and equipment	24,976			25,530
Allowance for loan losses	(18,082)			(17,959)
Other assets	60,611			62,253
Total assets	$1,705,300			$1,627,484

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$591,951	$727	0.49%	$537,675	$1,001	0.74%
Certificates of deposit	551,359	2,148	1.55	570,601	2,730	1.90
Total deposits	1,143,310	2,875	1.00	1,108,276	3,731	1.34
Federal funds purchased and repurchase agreements	59,726	49	0.33	49,350	67	0.54
Federal Home Loan Bank borrowings	134,016	767	2.28	142,431	869	2.42
Long-term debt and other	16,083	176	4.35	16,188	174	4.26
Total borrowed funds	209,825	992	1.88	207,969	1,110	2.12
Total interest-bearing liabilities	$1,353,135	$3,867	1.14%	$1,316,245	$4,841	1.46%

Net interest spread(2)			3.38%			3.14%

Demand deposits	168,185			145,278
Other liabilities	14,958			11,947
Shareholders' equity	169,022			154,014
Total liabilities and shareholders' equity	$1,705,300			$1,627,484

Interest income/earning assets (2)	$1,619,260	$18,378	4.52%	$1,538,365	$17,854	4.60%
Interest expense/earning assets	$1,619,260	$3,867	0.95%	$1,538,365	$4,841	1.25%
Net interest margin (2)(5)		$14,511	3.57%		$13,013	3.35%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$210			$135
Securities		582			476
Total tax equivalent adjustment		792			611
Net Interest Income		$13,719			$12,402

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended September 30, 2012, compared to the same period in 2011, reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2012 Compared to 2011 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$3,020	$(3,313)	$(293)
Loan pool participations	(548)	1,123	575
Investment securities:
Taxable investments	442	(491)	(49)
Tax exempt investments	718	(425)	293
Total investment securities	1,160	(916)	244
Federal funds sold and interest-bearing balances	—	(2)	(2)
Change in interest income	3,632	(3,108)	524
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	555	(829)	(274)
Certificates of deposit	(90)	(492)	(582)
Total deposits	465	(1,321)	(856)
Federal funds purchased and repurchase agreements	66	(84)	(18)
Federal Home Loan Bank borrowings	(52)	(50)	(102)
Other long-term debt	(6)	8	2
Total borrowed funds	8	(126)	(118)
Change in interest expense	473	(1,447)	(974)
Increase in net interest income	$3,159	$(1,661)	$1,498
Percentage increase in net interest income over prior period			11.51%
Interest income and fees on loans on a tax-equivalent basis decreased $0.3 million, or 2.2%, in the third quarter of 2012 compared with the same period in 2011. Average loans were $50.4 million, or 5.3%, higher in the third quarter of 2012 compared with 2011. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.49% in the third quarter of 2011 to 5.11% in third quarter of 2012, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.9 million for the third quarter of 2012, an increase of $0.6 million, or 184.9%, from $0.3 million in the third quarter of 2011. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pool participations to consumer real estate, subprime credit or construction and real estate development loans. Average loans pool participations were $15.2 million, or 26.4%, lower in the third quarter of 2012 compared with 2011. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 8.31% for the third quarter of 2012, up from 2.14% for the same period of 2011. The net yield was higher in the third quarter of 2012 than for the third quarter of 2011 primarily due to the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, despite recent results.
Interest income on investment securities on a tax-equivalent basis totaled $4.5 million in the third quarter of 2012 compared with $4.3 million for the same period of 2011. The average balance of investments in the third quarter of 2012 was $553.5 million compared with $507.9 million in the third quarter of 2011, an increase of $45.6 million, or 9.0%. The increase in average balance resulted from our investment in securities of a portion of the excess liquidity provided by a combination of decreasing loan pool balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the third quarter of 2012 decreased to 3.25% from 3.34% in the comparable period of 2011, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.9 million, or 22.9%, lower in the third quarter of 2012 compared with the same period in 2011, mainly due to the decrease in interest rates being paid during 2012. The weighted average rate paid on interest-bearing deposits was 1.00% in the third quarter of 2012 compared with 1.34% in the third quarter of 2011. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the third quarter of 2012 increased $35.0 million, or 3.2%, compared with the same period in 2011.
Interest expense on borrowed funds of $1.0 million was $0.1 million lower in the third quarter of 2012 compared with the same period in 2011. Average borrowed funds for the third quarter of 2012 were $1.9 million higher compared with the same period in 2011. The majority of this increase was due to an increase in the level of repurchase agreements, somewhat offset by a decrease in FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.88% for the third quarter of 2012 compared with 2.12% for the third quarter of 2011, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.6 million in the third quarter of 2012 compared with a $0.8 million provision in the third quarter of 2011, a decrease of $0.2 million, or 23.3%. Net loans charged off in the third quarter of 2012 totaled $0.5 million compared with net loans charged off of $0.7 million in the third quarter of 2011. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2012; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on the Bank's watch loan reports and other loans identified as having higher potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers' ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

Noninterest Income

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,294	$1,159	$135	11.6%
Service charges and fees on deposit accounts	846	973	(127)	(13.1)
Mortgage origination and loan servicing fees	919	531	388	73.1
Other service charges, commissions and fees	303	648	(345)	(53.2)
Bank owned life insurance income	225	227	(2)	(0.9)
Gain on sale or call of available for sale securities	8	345	(337)	(97.7)
Gain (loss) on sale of premises and equipment	—	48	(48)	NM
Total noninterest income	$3,595	$3,931	$(336)	(8.5)%
Noninterest income as a % of total revenue*	20.7%	22.2%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income minus gain/loss on securities and premises and equipment.
Total noninterest income decreased $0.3 million for the third quarter of 2012 compared with the same period for 2011. The decrease in 2012 is primarily due to the $0.3 million decrease in other service charges, commissions and fees, primarily attributable to the $0.3 million writedown of other real estate owned properties. There were also minimal net gains on the sale of available for sale securities for the third quarter of 2012, compared with $0.3 million of gains on securities in the third quarter of 2011. We also experienced a decrease in service charges and fees on deposit accounts of $0.1 million, or 13.1%, to $0.8 million for the third quarter of 2012, compared to $1.0 million for the same quarter of 2011. This decline was primarily attributable to lower NSF fees being collected during the third quarter of 2012 compared to the same period of 2011.
These decreases were partially offset by mortgage origination and loan servicing fees increasing by $0.4 million, or 73.1%, to $0.9 million for the third quarter of 2012, compared to $0.5 million for the same quarter of 2011. The increase was due to an increased volume of loans originated and sold on the secondary market, a trend we do not expect to continue into 2013. In addition, trust, investment, and insurance fees increased $0.1 million, or 11.6%, to $1.3 million during the third quarter of 2012, compared with $1.2 million in the third quarter of 2011. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the three months ended September 30, 2012, noninterest income comprised 20.7% of total revenues, compared with 22.2% for the same period in 2011. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased service charges and fees on deposit accounts, and other service charges, commissions and fees, has more than offset this improvement. Management continues to evaluate options for increasing noninterest income.
Noninterest Expense

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,207	$5,703	$504	8.8%
Net occupancy and equipment expense	1,537	1,537	—	—
Professional fees	612	799	(187)	(23.4)
Data processing expense	443	406	37	9.1
FDIC insurance expense	326	331	(5)	(1.5)
Amortization of intangible assets	195	223	(28)	(12.6)
Other operating expense	1,393	1,312	81	6.2
Total noninterest expense	$10,713	$10,311	$402	3.9%
Noninterest expense for the third quarter of 2012 was $10.7 million compared with $10.3 million for the third quarter of 2011, an increase of $0.4 million, or 3.9%. This was primarily due to salaries and employee benefits increasing $0.5 million, or 8.8%, mainly as a result of annual salary increases for employees that were effective at the beginning of 2012 and increased benefit costs. Other operating expenses increased $0.1 million, or 6.2%, to $1.4 million for the third quarter of 2012 from $1.3 million for the same period of 2011. This increase was primarily attributable to higher advertising and marketing expenses.
These increases were partially offset by lower professional fees, which decreased to $0.6 million for the third quarter of 2012 from $0.8 million in the third quarter of 2011.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.2% for the third quarter of 2012, and 27.2% for the same period of 2011. The decrease in the effective tax rate was the result of a higher proportion of our income being attributable to interest from tax-exempt bonds. Income tax expense increased $0.2 million to $1.6 million in the third quarter of 2012 compared with $1.4 million income tax expense for the same period of 2011 primarily due to increased net income.
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
On February 7, 2011, the FDIC Board of Directors adopted a final rule which redefined the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The new rule: (i) made changes to assessment rates from being based on adjusted domestic deposits to average consolidated total assets minus average tangible equity; (ii) implements the Dodd-Frank Act's Deposit Insurance Fund (the "DIF") dividend provisions; and (iii) revised the risk-based assessment system for all large (greater than $10 billion in assets) insured depository institutions. Changes pursuant to the rule were effective April 1, 2011, and resulted in a reduction in the Bank's assessments. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will either be returned to the Bank or credited towards future assessments. As of September 30, 2012, $4.2 million of the Bank's prepaid assessments balance remained.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and September 30, 2011
Summary
For the nine months ended September 30, 2012 we earned net income of $12.4 million, all of which was available to common shareholders, compared with $10.0 million, of which $9.3 million was available to common shareholders, for the nine months ended September 30, 2011, an increase of 24.4% and 33.0%, respectively. Basic and diluted earnings per common share for the first three quarters of 2012 were $1.46 and $1.45, respectively, versus $1.08 for each in the first three quarters of 2011. After excluding the effects of a $4.0 million pre-tax gain on the sale of our Home Mortgage Center (the "HMC") location and a $6.1 million pre-tax expense related to the termination and liquidation of our defined benefit pension plan, adjusted net income and net income available to common shareholders for the nine months ended September 30, 2012 were each $14.1 million, with basic and diluted earnings per share of $1.61 and $1.60, respectively. Our annualized ROAA for the first nine months of 2012 was 0.97% compared with a return of 0.83% for the same period in 2011. Our annualized ROAE was 10.16% for the nine months ended September 30, 2012 versus 8.39% for the nine months ended September 30, 2011. The annualized ROATCE was 11.15% for the first three quarters of 2012 compared with 9.51% for the same period in 2011. Excluding the effects of the pension termination expense and the gain on sale of the HMC, annualized ROAA was 1.07%, ROAE was 11.21%, and ROATCE was 12.27%.
The following table presents selected financial results and measures for the first three quarters of 2012 and 2011.

	Nine Months Ended September 30,
($ amounts in thousands)	2012	2011
Net Income	$12,394	$9,966
Average Assets	1,706,342	1,614,841
Average Shareholders' Equity	163,016	158,826
Return on Average Assets* (ROAA)	0.97%	0.83%
Return on Average Shareholders' Equity* (ROAE)	10.16%	8.39%
Return on Average Tangible Common Equity* (ROATCE)	11.15%	9.51%
Total Equity to Assets (end of period)	9.96%	9.60%
Tangible Common Equity to Tangible Assets (end of period)	9.45%	9.01%
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible common equity and the ratio of our tangible common equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. In addition, we believe disclosing these, and certain other financial metrics, exclusive of the gain we experienced on the sale of the

HMC and the effects of the pension termination expense in the nine months ended September 30, 2012 also provides investors with helpful information regarding our financial condition and results of operations.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Net Income Available to Common Shareholders:
Net income available to common shareholders	$12,394	$9,321
Plus: Intangible amortization, net of tax (1)	385	443
Adjusted net income available to common shareholders	$12,779	$9,764
Plus: Loss on termination of pension	6,088	—
Less: Gain on sale of HMC	(4,047)	—
Net tax effect of above items(2)	(755)	—
Adjusted net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of HMC	$14,065	$9,764
Average Tangible Common Equity:
Average total shareholders' equity	$163,016	$158,826
Less: Average preferred stock	—	(10,739)
Average goodwill and intangibles	(9,900)	(10,945)
Average tangible common equity	$153,116	$137,142
ROATCE (annualized)	11.15%	9.51%
ROATCE, exclusive of loss on termination of pension and gain on sale of HMC (annualized)	12.27%	9.51%
Earnings per common share-basic	$1.46	$1.08
Earnings per common share-diluted	1.45	1.08
Earnings per common share-basic, exclusive of loss on termination of pension and gain on sale of HMC	1.61	1.08
Earnings per common share-diluted, exclusive of loss on termination of pension and gain on sale of HMC	1.60	1.08

	As of September 30,
(in thousands)	2012	2011
Tangible Common Equity:
Total shareholders' equity	171,524	156,697
Intangibles	(9,663)	(10,571)
Tangible common equity	161,861	146,126
Tangible Assets:
Total assets	1,721,630	1,632,559
Less: Intangibles	(9,663)	(10,571)
Tangible assets	1,711,967	1,621,988
Tangible common equity/tangible assets	9.45%	9.01%

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Net income:
Net income	$12,394	$9,966
Plus: Loss on termination of pension	6,088	—
Less: Gain on sale of HMC	(4,047)	—
Net tax effect of above items(2)	(755)	—
Adjusted net income, exclusive of loss on termination of pension and gain on sale of HMC	13,680	9,966
ROAA (annualized)	0.97%	0.83%
ROAA, exclusive of loss on termination of pension and gain on sale of HMC (annualized)	1.07%	0.83%
ROAE (annualized)	10.16%	8.39%
ROAE, exclusive of loss on termination of pension and gain on sale of HMC (annualized)	11.21%	8.39%
(1) Computed assuming a federal income tax rate of 34%
(2) Computed assuming a combined federal and state tax rate of 37%

Net Interest Income
Our net interest income for the nine months ended September 30, 2012 increased $4.0 million to $40.2 million compared with $36.2 million for the nine months ended September 30, 2011. Our total interest income of $52.4 million was $0.9 million higher in the first three quarters of 2012 compared with the same period in 2011. Most of the increase in total interest income was attributable to increased loan pool participation income resulting from the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value. In addition, we experienced an increase in interest on investment securities as a result of higher average balances and despite lower average yields. These increases were partially offset by decreased loan interest, which was due primarily to lower rates despite increases in loan balances. The overall increase in interest income was complemented by reduced interest expense on deposits and FHLB advances. Total interest expense for the first three quarters of 2012 decreased $3.1 million, or 20.1%, compared with the same period in 2011, due primarily to lower average interest rates in 2012. Our net interest margin on a tax-equivalent basis for the first three quarters of 2012 increased to 3.51% compared with 3.33% in the first three quarters of 2011. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.52% for the first three quarters of 2012 from 4.67% for the first three quarters of 2011. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the first nine months of 2012 to 1.20% from 1.57% for the first nine months of 2011, due to the continued repricing of new time certificates and FHLB advances at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the nine months ended September 30, 2012 and 2011. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$993,582	$39,254	5.28%	$945,928	$39,205	5.54%
Loan pool participations (4)	46,302	1,741	5.02	61,913	1,101	2.38
Investment securities:
Taxable investments	406,880	8,224	2.70	378,408	8,257	2.92
Tax exempt investments (2)	151,630	5,451	4.80	122,848	4,641	5.05
Total investment securities	558,510	13,675	3.27	501,256	12,898	3.44
Federal funds sold and interest-bearing balances	17,025	30	0.24	14,590	26	0.24
Total interest-earning assets	$1,615,419	$54,700	4.52%	$1,523,687	$53,230	4.67%

Cash and due from banks	21,372			18,701
Premises and equipment	25,520			25,887
Allowance for loan losses	(18,090)			(17,876)
Other assets	62,121			64,442
Total assets	$1,706,342			$1,614,841

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$590,701	$2,386	0.54%	$537,863	$3,120	0.78%
Certificates of deposit	564,513	6,761	1.60	568,344	8,724	2.05
Total deposits	1,155,214	9,147	1.06	1,106,207	11,844	1.43
Federal funds purchased and repurchase agreements	54,757	156	0.38	48,438	211	0.58
Federal Home Loan Bank borrowings	135,200	2,353	2.32	129,402	2,682	2.77
Long-term debt and other	16,107	529	4.39	16,210	519	4.28
Total borrowed funds	206,064	3,038	1.97	194,050	3,412	2.35
Total interest-bearing liabilities	$1,361,278	$12,185	1.20%	$1,300,257	$15,256	1.57%

Net interest spread(2)			3.32%			3.10%

Demand deposits	165,886			144,673
Other liabilities	16,162			11,085
Shareholders' equity	163,016			158,826
Total liabilities and shareholders' equity	$1,706,342			$1,614,841

Interest income/earning assets (2)	$1,615,419	$54,700	4.52%	$1,523,687	$53,230	4.67%
Interest expense/earning assets	$1,615,419	$12,185	1.01%	$1,523,687	$15,256	1.34%
Net interest margin (2)(5)		$42,515	3.51%		$37,974	3.33%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$615			$301
Securities		1,707			1,442
Total tax equivalent adjustment		2,322			1,743
Net Interest Income		$40,193			$36,231

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the nine months ended September 30, 2012, compared to the same period in 2011, reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2012 Compared to 2011 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$2,572	$(2,523)	$49
Loan pool participations	(487)	1,127	640
Investment securities:
Taxable investments	815	(848)	(33)
Tax exempt investments	1,176	(366)	810
Total investment securities	1,991	(1,214)	777
Federal funds sold and interest-bearing balances	4	—	4
Change in interest income	4,080	(2,610)	1,470
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	447	(1,181)	(734)
Certificates of deposit	(58)	(1,905)	(1,963)
Total deposits	389	(3,086)	(2,697)
Federal funds purchased and repurchase agreements	38	(93)	(55)
Federal Home Loan Bank borrowings	181	(510)	(329)
Other long-term debt	(5)	15	10
Total borrowed funds	214	(588)	(374)
Change in interest expense	603	(3,674)	(3,071)
Increase in net interest income	$3,477	$1,064	$4,541
Percentage increase in net interest income over prior period			11.96%
Interest income and fees on loans on a tax-equivalent basis was $39.2 million, for the first three quarters of each of 2012 and 2011. Average loans were $47.7 million, or 5.0%, higher in the first three quarters of 2012 compared with 2011. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.54% in the first three quarters of 2011 to 5.28% in first three quarters of 2012, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $1.7 million for the first three quarters of 2012 compared with $1.1 million for the first three quarters of 2011, an increase of $0.6 million. Average loan pool participations were $15.6 million, or 25.2%, lower in the first three quarters of 2012 compared with 2011. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
The net “all-in” yield on loan pool participations was 5.02% for the first three quarters of 2012, up from 2.38% for the same period of 2011. The net yield was higher in the first three quarters of 2012 than for the first three quarters of 2011 primarily due to the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, despite recent results.
Interest income on investment securities on a tax-equivalent basis totaled $13.7 million in the first nine months of 2012 compared with $12.9 million for the same period of 2011. The average balance of investments in the first three quarters of 2012 was $558.5 million compared with $501.3 million in the first three quarters of 2011, an increase of $57.2 million, or 11.4%. The increase in average balance resulted from our investment in securities of a portion of the excess liquidity provided by a combination of decreasing loan pool balances and increasing deposits. The tax-equivalent yield on our investment portfolio in the first three quarters of 2012 decreased to 3.27% from 3.44% in the comparable period of 2011, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $2.7 million, or 22.8%, lower in the first nine months of 2012 compared with the same period in 2011, mainly due to the decrease in interest rates being paid during 2012. The weighted average rate paid on interest-bearing deposits was 1.06% in the first three quarters of 2012 compared with 1.43% in the first three quarters of 2011. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first nine months of 2012 increased $49.0 million, or 4.4% compared with the same period in 2011.
Interest expense on borrowed funds was $0.4 million lower in the first nine months of 2012 compared with the same period in 2011. Interest on borrowed funds totaled $3.0 million for the first three quarters of 2012. Average borrowed funds for the first three quarters of 2012 were $12.0 million higher compared with the same period in 2011. This increase was due primarily to an increase in the level of repurchase agreements and FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.97% for the first three quarters of 2012 compared with 2.35% for the first three quarters of 2011, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
Provision for Loan Losses
We recorded a provision for loan losses of $1.7 million in the first three quarters of 2012 compared with a $2.6 million provision in the first three quarters of 2011, a decrease of $0.8 million, or 32.2%. Net loans charged off in the first three quarters of 2012 totaled $1.6 million compared with net loans charged off of $2.1 million in the first three quarters of 2011. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2012; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
Noninterest Income

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$3,767	$3,588	$179	5.0%
Service charges and fees on deposit accounts	2,424	2,779	(355)	(12.8)
Mortgage origination and loan servicing fees	2,514	1,790	724	40.4
Other service charges, commissions and fees	1,636	2,004	(368)	(18.4)
Bank owned life insurance income	676	681	(5)	(0.7)
Gain on sale or call of available for sale securities	741	430	311	72.3
Gain (loss) on sale of premises and equipment	4,205	(195)	4,400	NM
Total noninterest income	$15,963	$11,077	$4,886	44.1%
Noninterest income as a % of total revenue*	21.5%	23.0%
NM - Percentage change not considered meaningful.
* - Total revenue is net interest income plus noninterest income minus gain/loss or impairment on securities and premises and equipment.
Total noninterest income increased $4.9 million for the first three quarters of 2012 compared with the same period for 2011. The increase in 2012 is primarily due to the $4.0 million gain on the sale of our HMC location, combined with increased net gains on the sale or call of securities available for sale and mortgage origination and loan servicing fees. As discussed in earlier filings, we sold our HMC location to the University of Iowa realizing a gain on sale, and are in the process of relocating our mortgage loan operation. Mortgage origination and loan servicing fees increased by $0.7 million, or 40.4%, to $2.5 million for the nine months ended September 30, 2012, compared to $1.8 million for the same period last year, due to higher loan origination activity. Net gains on the sale or call of securities available for sale for the first three quarters of 2012 were $0.7 million, compared to $0.4 million for the same period of 2011. The gains were primarily attributable to the gain on sale of equity securities and acceleration of bond discount due to the early redemption of certain bonds with a call feature.
These increases were partially offset by decreased other service charges, commissions and fees of $0.4 million, or 18.4%, primarily attributable to the $0.3 million writedown of other real estate owned properties. Similarly, service charges and fees on deposit accounts decreased to $2.4 million for the nine months ended September 30, 2012, a decline of $0.4 million, or 12.8%, from $2.8 million for the same period of 2011. This decline was attributable to lower NSF fees being received between the comparable periods. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the nine months ended September 30, 2012, noninterest income comprised 21.5% of total revenues, compared with 23.0% for the same period in 2011. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased service charges and fees on deposit accounts, and other service charges, commissions and fees, has more than offset this improvement. Management continues to evaluate options for increasing noninterest income.
Noninterest Expense

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$24,167	$17,312	$6,855	39.6%
Net occupancy and equipment expense	4,741	4,652	89	1.9
Professional fees	2,137	2,164	(27)	(1.2)
Data processing expense	1,258	1,282	(24)	(1.9)
FDIC insurance expense	929	1,284	(355)	(27.6)
Amortization of intangible assets	584	671	(87)	(13.0)
Other operating expense	4,280	3,875	405	10.5
Total noninterest expense	$38,096	$31,240	$6,856	21.9%
Noninterest expense for the first three quarters of 2012 was $38.1 million compared with $31.2 million for the first three quarters of 2011, an increase of $6.9 million, or 21.9%. The primary reason for the increase in noninterest expense was the $6.1 million expense related to the termination and liquidation of the Company's defined benefit pension plan. Absent that event, salaries and employee benefits increased $0.8 million, or 4.4%, primarily due to annual salary and benefit rate increases for employees that were effective at the beginning of 2012. Other operating expense increased $0.4 million, or 10.5%, to $4.3 million for the first three quarters of 2012 compared with $3.9 million for the same period of 2011. The increase was primarily attributable to higher loan collection and advertising expenses.
These increases were partially offset by lower FDIC insurance expense, which went from $1.3 million for the first three quarters of 2011, to $0.9 million for the comparable period of 2011. (See "FDIC Assessments" above)
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 24.1% for the first three quarters of 2012, and 26.3% for the same period of 2011. The decrease in the effective tax rate was the result of a higher proportion of our income being attributable to interest from tax-exempt bonds, and to a tax benefit from the partial release of a valuation allowance on capital losses during the second quarter of 2012. Income tax expense increased to $3.9 million in the first three quarters of 2012 compared with $3.6 million income tax expense for the same period of 2011, due to increased taxable income.

FINANCIAL CONDITION
Our total assets increased to $1.72 billion as of September 30, 2012 from $1.70 billion on December 31, 2011. This growth resulted primarily from increased loans and cash and cash equivalents, partially offset by a decrease in loan pool participations and deferred income taxes. The asset growth was funded by an increase in deposit balances and repurchase agreements, partially offset by a decrease in Federal Home Loan Bank borrowings and Federal Funds purchased. Total deposits at September 30, 2012 were $1.33 billion compared with $1.31 billion at December 31, 2011, up $22.0 million, or 1.7%, primarily due to increased consumer and public fund deposits in savings and demand accounts. Federal Home Loan Bank borrowings decreased $9.9 million from $140.0 million at December 31, 2011, to $130.1 million at September 30, 2012, while repurchase agreements were $62.4 million at September 30, 2012, an increase of $14.1 million, from $48.3 million at December 31, 2011.
Investment Securities
Investment securities available for sale totaled $509.9 million as of September 30, 2012. This was a decrease of $24.2 million, or 4.5%, from December 31, 2011. The decrease was primarily due to investment maturities or calls during the period of $113.7 million somewhat offset by security purchases of $87.3 million during the period. Investment securities classified as held to maturity increased to $25.9 million as of September 30, 2012. Runoff for available for sale securities was replaced in the held to maturity classification in anticipation of the impact of Basel III capital requirements on overall financial statement volatility. The investment portfolio consists mainly of U.S. government agency securities (9.9%), mortgage-backed securities (43.1%), and obligations of states and political subdivisions (44.0%).

As of September 30, 2012, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets, and continue to obtain updated cash flow analysis as required. See Note 4 “Investment Securities” for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	September 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$82,917	8.2%	$89,298	9.1%
Commercial and industrial	236,258	23.4	239,990	24.3
Credit cards	1,064	0.1	934	0.1
Overdrafts	379	0.0	885	0.1
Commercial real estate:
Construction and development	79,875	7.9	73,258	7.4
Farmland	72,707	7.2	74,454	7.6
Multifamily	41,426	4.1	34,719	3.5
Commercial real estate-other	227,692	22.5	213,608	21.7
Total commercial real estate	421,700	41.7	396,039	40.2
Residential real estate:
One- to four- family first liens	192,669	19.1	175,429	17.8
One- to four- family junior liens	57,008	5.6	63,419	6.4
Total residential real estate	249,677	24.7	238,848	24.2
Consumer	19,269	1.9	20,179	2.0
Total loans	$1,011,264	100.0%	$986,173	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $25.1 million, to $1.01 billion as of September 30, 2012 as compared to December 31, 2011. As of September 30, 2012, our bank loan (excluding loan pool participations) to deposit ratio was 76.1% compared with a year-end 2011 bank loan to deposit ratio of 75.5%. We anticipate that the loan to deposit ratio will remain relatively stable in future periods, with loans showing overall measured growth and deposits remaining steady or increasing. We do not expect the recent drought situation in our market area to have a material impact on our agricultural related credits, as the majority of these borrowers participate in the federally sponsored crop insurance program.
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
Loan Pool Participations
As of September 30, 2012, we had loan pool participations, net, totaling $37.9 million, down from $50.1 million at December 31, 2011. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of September 30, 2012, the categories of loans by collateral type in the loan pool participations were commercial real estate - 72%, commercial loans - 7%, single-family residential real estate - 7% and other loans - 14%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to loan pool participations.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of September 30, 2012, such cost basis was $40.0 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $113.9 million, resulting in an investment basis of 35.2% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
The loans in the pools provide some geographic diversification to our balance sheet. As of September 30, 2012, loans in the southeast region of the United States represented approximately 43% of the total. The northeast was the next largest area with 32%, the central region with 20%, the southwest region with 4% and the northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 24% of the basis total, with the next highest state level being Ohio at 14%, then New Jersey at approximately 10%. As of September 30, 2012, approximately 63% of the loans were contractually current or less than 90 days past due, while 37% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 37% contractually past due includes loans in litigation and foreclosed property. As of September 30, 2012, loans in litigation totaled approximately $3.9 million, while foreclosed property was approximately $7.0 million.
Intangible Assets
Intangible assets decreased to $9.7 million as of September 30, 2012 from $10.2 million as of December 31, 2011 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of September 30, 2012.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
September 30, 2012
Intangible assets:
Insurance agency intangible	$1,320	$694	$626
Core deposit premium	5,433	3,649	1,784
Trade name intangible	7,040	—	7,040
Customer list intangible	330	117	213
Total	$14,123	$4,460	$9,663
Deposits
Total deposits as of September 30, 2012 were $1.33 billion compared with $1.31 billion as of December 31, 2011. Certificates of deposit were the largest category of deposits at September 30, 2012, representing approximately 41.5% of total deposits. Total certificates of deposit were $552.0 million at September 30, 2012, down $21.6 million, or 3.8%, from $573.6 million at December 31, 2011. Included in total certificates of deposit at September 30, 2012 was $23.3 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $5.5 million, or 19.1%, from the $28.8 million at December 31, 2011. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $519.8 million at September 30, 2012, an increase of $19.9 million, or 4.0%, from $499.9 million at December 31, 2011. The increased balances in non-certificate deposit accounts were primarily in public funds and consumer accounts. Included in interest-bearing checking deposits at September 30, 2012 was $12.6 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $7.4 million, or 37.0%, from the $20.0 million at December 31, 2011. The decrease during the period was primarily due to the reduction in funds held for one depositor on a short term basis. We expect gradual growth in ICS balances as we market the account type to a wider range of customers. Approximately 82.5% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $130.1 million as of September 30, 2012 compared with $140.0 million as of December 31, 2011. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. During the second quarter of 2011, we restructured three FHLB advances totaling $9.0 million. Restructuring the debt involved paying off the existing advances (including payment of early termination fees), and the simultaneous issuance of a new advances with a longer term but substantially lower effective cost. Early termination fees are being amortized over the life of the new borrowings.

Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of September 30, 2012, unchanged from December 31, 2011. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures mature on December 15, 2037, do not require any principal amortization and are callable at par at our option on or after September 20, 2012. The interest rate is fixed at 6.48% until December 15, 2012 on $7.7 million of the issuance and is variable quarterly at the three-month LIBOR plus 1.59% on the remainder. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three-month LIBOR plus 1.59%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at September 30, 2012 and December 31, 2011:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
September 30, 2012
Agricultural	$—	$3,323	$64	$3,387
Commercial and industrial	587	457	1,094	2,138
Credit cards	21	—	—	21
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	78	149	227
Farmland	—	2,367	34	2,401
Multifamily	—	—	—	—
Commercial real estate-other	92	765	1,143	2,000
Total commercial real estate	92	3,210	1,326	4,628
Residential real estate:
One- to four- family first liens	319	315	462	1,096
One- to four- family junior liens	5	—	223	228
Total residential real estate	324	315	685	1,324
Consumer	5	24	27	56
Total	$1,029	$7,329	$3,196	$11,554

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2011
Agricultural	$—	$3,323	$1,453	$4,776
Commercial and industrial	537	48	1,494	2,079
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	79	1,159	1,238
Farmland	—	—	2,927	2,927
Multifamily	—	—	259	259
Commercial real estate-other	49	2,081	1,507	3,637
Total commercial real estate	49	2,160	5,852	8,061
Residential real estate:
One- to four- family first liens	262	579	1,959	2,800
One- to four- family junior liens	206	—	125	331
Total residential real estate	468	579	2,084	3,131
Consumer	—	25	34	59
Total	$1,054	$6,135	$10,917	$18,106
Our nonperforming assets totaled $14.7 million as of September 30, 2012, a decrease of $7.5 million compared to December 31, 2011. The balance of other real estate owned at September 30, 2012 was $3.1 million, down from $4.0 million at year-end 2011. Nonperforming loans totaled $11.6 million (1.1% of total bank loans) as of September 30, 2012, compared to $18.1 million (1.8% of total bank loans) as of December 31, 2011. See Note 5 “Loans Receivable and the Allowance for Loan Losses” for additional information related to nonperforming assets.
At September 30, 2012, nonperforming loans consisted of $3.2 million in nonaccrual loans, $7.3 million in troubled debt restructures and $1.0 million in loans past due 90 days or more and still accruing. This compares with $10.9 million, $6.1 million and $1.1 million, respectively, as of December 31, 2011. Nonaccrual loans decreased $7.7 million, or 70.7%, at September 30, 2012 compared to December 31, 2011. The decrease in nonaccrual loans was primarily due to the payoff of two agricultural credits totaling $1.8 million that had been on nonaccrual, the pay-down of a development loan of $1.1 million, the reduction of 21 residential real estate loans totaling $1.5 million, and the movement of a two nonaccrual farmland loans totaling $2.5 million to troubled debt restructure due to a court-ordered interest rate reduction in connection with a Chapter 12 bankruptcy. The Company experienced a $1.2 million, or 19.5%, increase in restructured loans, from December 31, 2011 to September 30, 2012, primarily resulting from the addition of the two farmland loans totaling $2.5 million, offset in part by the movement of a $1.0 million commercial real estate credit out of troubled debt restructure due to satisfactory payment performance. During the same period, loans past due 90 days or more and still accruing interest were relatively unchanged from December 31, 2011 to September 30, 2012. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $5.3 million as of September 30, 2012 compared with $7.0 million as of December 31, 2011, a decrease of $1.7 million or 23.7%.
All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of September 30, 2012. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
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
During the nine months ended September 30, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. Both are farmland loans and were granted interest rate reductions by court order as part of a Chapter 12 bankruptcy.

We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,329	$6,135
Not in compliance with modified terms - on nonaccrual status	562	1,035
Total restructured loans	$7,891	$7,170
Allowance for Loan Losses
Our Allowance for Loan Losses (“ALLL”) as of September 30, 2012 was $15.8 million, which was 1.6% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $15.7 million as of December 31, 2011, which was also 1.6% of total bank loans as of that date. Gross charge-offs for the first nine months of 2012 totaled $2.5 million, while recoveries of previously charged-off loans totaled $1.0 million. Annualized net loan charge offs to average bank loans for the first nine months of 2012 was 0.2% compared to 0.3% for the year ended December 31, 2011. As of September 30, 2012, the ALLL was 137.0% of nonperforming loans compared with 86.6% as of December 31, 2011. While nonperforming loan levels generally increased during the first six months of 2011, they have steadily improved since that time. Past increases were primarily in credits that our management had already identified as weak. Based on the inherent risk in the loan portfolio, we believe that as of September 30, 2012, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” for additional information related to the allowance for loan losses.
During the first quarter of 2012 we changed the historical charge-off component of the ALLL calculation from a five-year annual average to a rolling 20-quarter annual average. The historical charge-off portion is one of several factors used in establishing our reserve level for each loan type. We also enhanced our method for determining the loan type categories that individual loans are included in for ALLL purposes, which provides a more granular basis for computing the ALLL. Finally, all credit relationships with a balance less than $200,000 are now evaluated for ALLL adequacy purposes based solely on delinquency status, unless the loan has been placed on nonaccrual or is classified as a TDR. In the second quarter of 2012 we enhanced our ALLL methodology for credit relationships below $200,000 that are 60-89 days past due to better reflect the risk inherent in loans at this level of delinquency.  The loss allocation for these credits was increased to 25% of the historical loss given default for the respective loan categories. During the third quarter of 2012 we further enhanced our calculation methodology by expanding the number of qualitative factors used to calculate the ALLL from three to nine. This change will provide additional strength to and support for our process. There were no other changes to our ALLL calculation during the first nine months of 2012, and these changes did not have a material impact on the allowance. Classified and impaired loans are reviewed per the requirements of FASB ASC Topics 310.
We currently track the loan to value (LTV) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's Board of Directors on a quarterly basis. At September 30, 2012, there were nine owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 21 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on four of these equity loans and other financial institutions have the first lien on the remaining 17.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2012, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders' equity was 9.96% of total assets as of September 30, 2012 and was 9.23% as of December 31, 2011. Tangible common equity to tangible assets was 9.45% as of September 30, 2012 and 8.68% as of December 31, 2011. Our Tier 1 capital to risk-weighted assets ratio was 13.06% as of September 30, 2012 and was 12.40% as of December 31, 2011. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of September 30, 2012, the Company and the Bank met all capital adequacy requirements to which we are subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.

During the second quarter of 2012 the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors. The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios. The proposed changes, if implemented, would be phased in from 2013 through 2019. The comment period on the proposed rules expired on October 22, 2012. Various banking associations and industry groups provided comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules. Management continues to assess the effect of the proposed rules on the Company and the Bank's capital position, and will stay abreast of developments with respect to the proposed rules.
We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our tangible common equity to tangible assets and Tier 1 capital to risk-weighted assets ratios. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At September 30,	At December 31,
(in thousands)	2012	2011
Tier 1 capital
Total shareholders' equity	$171,524	$156,494
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	(9,183)	(3,328)
Less: Disallowed Intangibles	(9,807)	(10,374)
Tier 1 capital	$167,998	$158,256
Risk-weighted assets	$1,286,474	$1,276,512
Tier 1 capital to risk-weighted assets	13.06%	12.40%

On January 17, 2012, 22,232 restricted stock units were granted to certain directors and officers. During the first nine months of 2012, 15,810 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,052 shares were surrendered by grantees to satisfy tax requirements. In addition, 38,204 shares were issued in connection with the exercise of previously issued stock options, with 8,891 shares of stock surrendered in connection with the exercises.

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
(dollars in thousands)
September 30, 2012
Consolidated:
Total risk based capital	$184,153	14.31%	8.00%	N/A
Tier 1 risk based capital	167,998	13.06%	4.00%	N/A
Leverage ratio	167,998	9.98%	4.00%	N/A
MidWestOne Bank:
Total risk based capital	164,065	12.89%	8.00%	10.00%
Tier 1 risk based capital	148,133	11.64%	4.00%	6.00%
Leverage ratio	148,133	8.88%	4.00%	5.00%

December 31, 2011
Consolidated:
Total risk based capital	$174,342	13.66%	8.00%	N/A
Tier 1 risk based capital	158,256	12.40%	4.00%	N/A
Leverage ratio	158,256	9.60%	4.00%	N/A
MidWestOne Bank:
Total risk based capital	155,039	12.33%	8.00%	10.00%
Tier 1 risk based capital	139,292	11.07%	4.00%	6.00%
Leverage ratio	139,292	8.54%	4.00%	5.00%
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $50.2 million as of September 30, 2012, compared with $32.6 million as of December 31, 2011. Investment securities classified as available for sale, totaling $509.9 million and $534.1 million as of September 30, 2012 and December 31, 2011, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the Federal Home Loan Bank of Des Moines that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2012 to meet the needs of borrowers and depositors.
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
As of September 30, 2012, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance has a fixed interest rate of 6.48% until December 15, 2012; the other one-half has a variable rate of three-month LIBOR plus 1.59%. After December 15, 2012, the interest rate on the entire issuance becomes variable quarterly at the three-month LIBOR plus 1.59%.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of September 30, 2012, outstanding commitments to extend credit totaled approximately $263.8 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $4.6 million as of September 30, 2012. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2012, there were approximately $11.2 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the recent economic environment, has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund the acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $12.5 million in the first nine months of 2012, compared with $15.1 million in the first nine months of 2011. Net income before depreciation, amortization, and accretion was the primary contributor for the first nine months of 2012.
Net cash outflows from investing activities were $8.9 million in the first three quarters of 2012, compared to net cash outflows of $25.5 million in the comparable nine month period of 2011. In the first nine months of 2012, loans made to customers, net of collections, accounted for net outflows of $28.3 million. Cash inflows from loan pool participations were $12.2 million during the first nine months of 2012 compared to a $12.4 million inflow during the same period of 2011.
Net cash provided by financing activities in the first nine months of 2012 was $14.0 million, compared with $31.6 million for the same period of 2011. The largest financing cash inflows during the nine months ended September 30, 2012 were the $22.0 million net increase in deposits and a $14.2 million net increase in repurchase agreements. The largest cash outflows from financing activities in the first nine months of 2012 consisted of the net repayment of $10.0 million in FHLB borrowings and an $8.9 million decrease in Federal Funds purchased.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of September 30, 2012, the Bank had $200.4 million of collateral pledged to the FHLB and $130.1 million in outstanding borrowings, leaving $65.2 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
The Bank has brokered CD lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total liabilities. Board approval is required to exceed these limits. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized" rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit the Bank from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2012.
Federal Reserve Bank Discount Window:
The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of September 30, 2012, the Bank has municipal securities with an approximate market value of $13.7 million pledged for liquidity purposes.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at September 30, 2012 and December 31, 2011.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
September 30, 2012
Dollar change	$1,051	$327	$(409)	$(426)
Percent change	1.9%	0.6%	(0.7)%	(0.8)%
December 31, 2011
Dollar change	$1,350	$526	$(689)	$(691)
Percent change	2.5%	1.0%	(1.3)%	(1.3)%
As shown above, at September 30, 2012, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $0.4 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $1.1 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would result in an increase in net interest income as interest-bearing liabilities would decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings; (2) our management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income; (3) changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing; (4) fluctuations in the value of our investment securities; (5) governmental monetary and fiscal policies; (6) legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder, as well as rules recently proposed by the Federal bank regulatory agencies to implement the Basel III capital accord), and changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverages; (7) the ability to attract and retain key executives and employees experienced in banking and financial services; (8) the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio; (9) our ability to adapt successfully to technological changes to compete effectively in the marketplace; (10) credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio; (11) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere or providing similar services; (12) the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities; (13) volatility of rate-sensitive deposits; (14) operational risks, including data processing system failures or fraud; (15) asset/liability matching risks and liquidity risks; (16) the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; (17) the costs, effects and outcomes of existing or future litigation; (18) changes in general economic or industry conditions, nationally or in the communities in which we conduct business; (19) changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and (20) other risk factors detailed from time to time in SEC filings made by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 18, 2011, our Board of Directors amended the Company's existing $1.0 million share repurchase program, originally authorized on July 26, 2011, by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. Pursuant to the program, we may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. There were no repurchases of stock during the quarter ended September 30, 2012 , and $2,715,851 remains available under the program.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 2, 2012	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer