Form 10-K
period 2012-12-31
MidWestOne Financial Group, Inc.
filed 2013-03-07
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $146.7 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 5, 2013, was 8,498,484.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc., to be held on April 18, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
As of December 31, 2012, we had total consolidated assets of $1.8 billion, total deposits of $1.4 billion and total shareholders’ equity of $173.9 million, all of which is common shareholders’ equity. For the year ended December 31, 2012, we generated net income available to common shareholders of $16.8 million, which was an increase from the net income available to common shareholders of $12.7 million and $9.3 million for the years ended December 31, 2011 and 2010, respectively. For our complete financial information as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, see Item 8. Financial Statements and Supplementary Data.
MidWestOne Bank operates a total of 25 branch locations, plus its specialized Home Mortgage Center, in 15 counties throughout central and east-central Iowa. MidWestOne Bank provides full service retail banking in the communities in which its branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. MidWestOne Bank offers commercial and industrial, agricultural, real estate mortgage and consumer loans. Other products and services include debit cards, automated teller machines, on-line banking, mobile banking, and safe deposit boxes. The principal service consists of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. MidWestOne Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, custodial, financial planning, investment management and retail brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
Operating Strategy
Our operating strategy is based upon a sophisticated community banking model delivering a complete line of financial products and services while following five guiding principles: (1) hire and retain excellent employees; (2) take care of our customers; (3) conduct business with the utmost integrity; (4) work as one team; and (5) learn constantly so we can continually improve.
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
Market Areas
Our principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is strategically situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 22,000 undergraduate students and 9,500 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 711-bed comprehensive academic medical center and regional referral center with 1,548 staff physicians, residents, and fellows and 1,845 professional nurses. The city of Iowa City has a total population of approximately 69,000 and the Iowa City MSA has a total population of approximately 155,000. Iowa City is the fifth largest city in the state of Iowa. Based on deposit information collected by the FDIC as of June 30, 2012, the most recent date for which data is available, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 19.0%.
MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa. Based on deposit information collected by the FDIC as of June 30, 2012, in eight of those 15 counties, MidWestOne Bank held between 8% and 26% of the deposit market share. In another county, MidWestOne Bank held 38% of the deposit market share.
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
Real Estate Loans
Construction Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction loans generally have a short term, such as one to two years. As of December 31, 2012, construction loans constituted approximately 8.4% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2012, we had $692.9 million in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 66.9% of our total loan portfolio.
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 24.4% of our total loan portfolio at December 31, 2012. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio, but sell most long-term loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2012, we serviced approximately $358.4 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. As of December 31, 2012, commercial and agricultural real estate mortgage loans constituted approximately 42.5% of our total loan portfolio.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2012, commercial and industrial loans comprised approximately 23.0% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 8.2% of our total loan portfolio at December 31, 2012.
Agricultural loans, most of which are secured by crops, livestock and machinery, are generally provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control, including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2012, consumer loans comprised only 1.8% of our total loan portfolio.
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
A cost “basis” was assigned to each individual loan acquired on a cents per dollar basis (discounted price), which was based on the Servicer’s assessment of the recovery potential of each such loan in relation to the total discounted price paid to acquire the pool. This methodology assigned a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.
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
Interest income and discount on loan pool participations that we record is net of collection expenses incurred by the Servicer and net of the servicing fee and share of recovery profit paid to the Servicer. Collection expenses include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses. Under the terms of our agreement with the Servicer, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of our required return on investment on each individual loan pool. The Servicer’s percentage share of recovery profit is linked to a ten-tier index and ranges from zero to 27 percent depending upon the return on investment achieved. MidWestOne’s minimum required return on investment is based on the two-year treasury rate at the time a loan pool was purchased plus four percent. For every one percent increase obtained over our minimum required return, the Servicer percentage moves up one tier level. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share of the recovery profit. Discount income is added to interest income and reflected as one amount on our consolidated statements of operations.
The Servicer provides us with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. The Servicer also provides aging reports and “watch lists” for the loan pool participations. Monthly meetings are held between our representatives and representatives of the Servicer to review collection efforts and results and to discuss future plans of action. Additionally, our personnel and the Servicer’s personnel communicate on almost a daily basis to discuss various issues regarding the loan pool participations. Our representatives visit the Servicer’s operation on a regular basis, and our loan review officers perform asset reviews on a regular basis.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2012, such cost basis was $37.8 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $105.3 million. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
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

Other Products and Services
Deposit Products
We believe that we offer competitive deposit products and programs that address the needs of customers in each of the local markets that we serve. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include noninterest bearing and interest bearing demand deposits, savings accounts, money market accounts and certificates of deposit.
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
Insurance Services
Through our insurance subsidiary, MidWestOne Insurance Services, Inc., we offer property and casualty insurance products to individuals and small businesses in the markets that we service.
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
 The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other financial-related services. Our offices in central and east-central Iowa compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over us in providing certain services. As of June 30, 2012, there were approximately 94 other banks having 303 offices or branches operating within the 15 counties in which we have locations. Based on deposit information collected by the FDIC, as of June 30, 2012, we maintained approximately 9.1% of the bank deposits within the 15 counties in which we operate. New competitors may develop that are substantially larger and have significantly greater resources than us. Currently, major competitors in some of our markets include Wells Fargo Bank, U.S. Bank, Hills Bank & Trust, Two Rivers Bank & Trust, Marion County State Bank, and Farm Credit Services.
Employees
As of December 31, 2012, we had 390 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

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
Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the newly-created Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
In addition, we are subject to regular examination by regulatory authorities, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
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
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and our subsidiaries.
The Increasing Regulatory Emphasis on Capital
The Company is subject to various regulatory capital requirements administered by the federal and state banking regulators noted above. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), the Company must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.
While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.
Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including the Company.
Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards:

•	a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and

•
a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank's allowance for loan and lease losses.
The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve's guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.
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
As of December 31, 2012: (i) the Bank was not subject to a directive from the FDIC to increase capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2012, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.
Basel III. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 4.5% of risk-weighted assets;

•	an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of risk-weighted assets; and

•	a continuation of the current minimum required amount of total capital at 8% of risk-weighted assets.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.
On June 12, 2012, the federal banking regulators (the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.
The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on the Company and the Bank. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC's prompt corrective action rules.
The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which the Company may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.
In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weightings range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150%. There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.
In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms' securities holdings.
While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the United States.
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
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.
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
In order to become and maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company's subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.
U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets in 2008 and 2009, including the deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury's standards for executive compensation and corporate governance.
On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution's risk-weighted assets. The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.
Pursuant to the CPP, on February 6, 2009, we entered into a Letter Agreement with the Treasury, pursuant to which we issued: (i) 16,000 shares of CPP Preferred Stock (designated as “Fixed Rate Cumulative Perpetual Preferred Stock, Series A”); and (ii) a warrant to purchase 198,675 shares of our common stock, par value $1.00 per share, for an aggregate purchase price of $16.0 million in cash.
CPP Repurchase. As approved by the Federal Reserve Board, the Treasury and our other banking regulators, on July 6, 2011, we redeemed from the Treasury all 16,000 outstanding shares of our CPP Preferred Stock, for a redemption price of approximately $16.1 million, including accrued but unpaid dividends to the date of redemption. On July 27, 2011, we also repurchased the warrant issued to the Treasury for an aggregate purchase price of $1.0 million. As a result of our redemption of the CPP Preferred Stock, we are no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.
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

The Bank
General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).
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
Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank's FDIC deposit insurance premiums.
The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage through December 31, 2012.
FICO Assessments.The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO's authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO's outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0066%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2012, the Bank paid supervisory assessments to the Iowa Superintendent totaling $144,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. As of December 31, 2012, approximately $15.7 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.
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
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains correspondent relationships.
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
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2013: the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $79.5 million, the reserve requirement is $2,013,000 plus 10% of the aggregate amount of total transaction accounts in excess of $79.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.
Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank's business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.
Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower's ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset‑backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act's ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower's ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower's total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction's terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the U.S. Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.
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
Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “plans”, “intend”, “project”, “estimate”, “forecast”, “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder, as well as rules proposed by the federal bank regulatory agencies to implement the Basel III capital accord), and changes in the scope and cost of FDIC insurance and other coverages;

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
Although it has recently shown signs of improvement, since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels under more favorable economic conditions. Likewise, many local governments have been experiencing certain difficulties, including lower tax revenues, which have impacted their ability to cover costs. Unemployment also generally remains at elevated levels. For the past few years, the financial services industry has generally been affected by declines in the values of many significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans. While these challenges are generally less severe than in recent years, their impact continues to be felt.
As a result of these economic conditions, many lending institutions, including the Bank, have experienced declines in the performance of their loans, including commercial loans, commercial and residential real estate loans and consumer loans, from historical norms. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages remains distressed and may decline further in the future. Bank and bank holding company stock prices have generally been negatively affected over this time period, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has generally been more difficult than it had been prior to 2007. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including through formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to improve significantly, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects of the recent market conditions on us and others in the financial services industry. Since 2007, the general business environment has had an overall adverse effect on our business, and there can be no assurance that the environment will improve meaningfully in the near term. Until conditions materially improve, we expect our business, financial condition and results of operations to show measured improvement but to remain muted relative to their potential in more favorable economic conditions.
Interest rates and other conditions impact our results of operations.
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin is affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily in recent years, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2013, with interest rates at generational lows.
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
Rising interest rates will likely result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income (or net income, if the decline is other-than-temporary), and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios used by many investors would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
Our business is concentrated in and largely dependent upon the continued growth and welfare of the Iowa City and Oskaloosa markets and other markets in eastern and central Iowa.
We operate primarily in the Iowa City and Oskaloosa, Iowa, markets and their surrounding communities in eastern and central Iowa and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Iowa economy and real estate market were not affected as severely as other areas of the United States in recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
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
If the overall economic climate in the United States, generally, or our market areas, specifically, fails to meaningfully improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
A significant portion of the Bank’s loan portfolio consists of commercial loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and commercial real estate loans, MidWestOne Bank is also active in residential mortgage and consumer lending. Should the economic climate worsen, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts), were $323.3 million, or approximately 31.1% of our total loan portfolio, as of December 31, 2012. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the United States economy fails to improve meaningfully, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $440.0 million, or approximately 42.5% of our total loan portfolio, as of December 31, 2012. Of this amount, $118.1 million, or approximately 11.4%, of our total loan portfolio are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
If problems develop in the commercial real estate market, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital. We generally have not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the general uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We established our allowance for loan losses in consultation with the credit officers of MidWestOne Bank and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which are beyond our control, and such losses may exceed current estimates. At December 31,

2012, our allowance for loan losses as a percentage of total gross loans was 1.54% and as a percentage of total nonperforming loans was approximately 149.8%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2012, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $10.7 million, or 1.03% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $13.9 million, or 1.35% of loans. In addition, we had $6.1 million in accruing loans that were 31-89 days delinquent as of December 31, 2012.
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
The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense.
All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on our business, financial condition and results of operations. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2012, the fair value of our securities portfolio was approximately $590.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
We have investments in pools of performing and nonperforming loans that generate a material amount of interest income with yields that may fluctuate considerably resulting in inconsistent profitability from period to period.
Although we decided to exit our loan pool participation line of business in 2010, we continue to hold investments in certain loan pools until their balances pay down. As of December 31, 2012, approximately 2% of our earning assets were invested in loan pool participations, and approximately 3% of our gross total revenue for the year ended December 31, 2012 was derived from the loan pool participations. These loan pool participations represent a mixture of performing, subperforming and nonperforming loans. As of December 31, 2012, our loan pool investment of $37.8 million consisted of loans secured by commercial real estate (64.4%), commercial operating (6.3%), single-family residential real estate (12.7%), and other loans (16.6%). The loan pool investment is a “nontraditional” activity that has, until recent years, provided us and our predecessor entities with a higher return than typical loans and investment securities. The return on investment in loan pool participations and the effect on profitability can be unpredictable due to fluctuations in the balance of loan pool participations and collections from borrowers by the loan pool servicer. Loan pool balances can be affected by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower’s financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, could affect our return on loan pool investments.
Although we did not seek to purchase consumer or consumer real estate loans characterized as subprime or Alt-A credits, because the purchases of these assets was on a pool basis, we have acquired some subprime loans as characterized by borrowers or guarantors having FICO scores below 640. Consumer-based paper makes up approximately 9.9% of our loan pool investment and, as of December 31, 2012, approximately 0.8% of the basis amount of our loan pool investment represented subprime credit. Because we do not originate the consumer-based loans that may be characterized as Alt-A, and because of the nature of the information provided to us with respect to any Alt-A loans in the loan pool participations, we are not able to verify the basis amount of our loan pool investment that represents Alt-A credit. Loans that are characterized as subprime and, to a lesser extent, Alt-A carry a higher risk of default by the underlying borrowers than other types of loans, which could affect the value of the overall loan pool investment.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.
We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2012, we had $237.3 million of municipal securities, which represented 39.1% of our total securities portfolio. Since the economic crisis unfolded in 2008, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
We may desire or be required to raise additional capital in the future, but that capital may not be available.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, including through FDIC-assisted transactions, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. We may at some point need to raise additional capital to support our growth plans and in this regard, in early 2013, we renewed our universal shelf-registration statement registering for future sale up to $25 million of securities that places us in a position to raise capital if the need were to arise or if an attractive opportunity were presented. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
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
In recent years, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by historically depressed levels of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.
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
The December 31, 2012 expiration of the FDIC's Transaction Account Guarantee Program could negatively impact the Bank's liquidity and cost of funds.
 Under the FDIC's Transaction Account Guarantee Program, certain non-interest-bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC over and above the customary $250,000 limit through December 31, 2012, the date on which this program expired.  The expiration of this program could cause depositors of the Bank to withdraw deposits in excess of FDIC-insured levels. The withdrawal of these deposits could negatively impact the Bank's liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank's cost of funds by potentially reducing its level of core deposits and increasing its need to rely on wholesale funding sources, which typically represent higher cost funds.
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
Economic conditions in recent years, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  In recent years the U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions. This environment has subjected financial institutions to additional restrictions, oversight and costs.  In addition, new legislative and regulatory proposals continue to be introduced that could further substantially increase the oversight of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

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
Ultimately, the Dodd-Frank Act will, among other things: impose new capital requirements on bank holding companies; change the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raise the standard deposit insurance limit to $250,000; and expand the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, allowed financial institutions to pay interest on business checking accounts, established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also includes provisions that have affected, and will further affect in the future, corporate governance and executive compensation at all publicly-traded companies.
The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. However, on November 9, 2012, the U.S. federal bank regulatory agencies announced that the implementation of the proposed rules to effect Basel III in the United States was indefinitely delayed. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios.
These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management continues to stay abreast of developments with respect to the Dodd-Frank Act, many provisions of which will continue to be phased-in over the next several months and years, and Basel III, the implementation of which has been delayed, and continues to assess their impact on our operations.  The ultimate effect of these regulations on the financial services industry in general, and us in particular, cannot be quantified at this time.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2012 or that we will be able to pay future dividends at all.
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of MidWestOne Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to MidWestOne Bank, including the requirement under the Iowa Banking Act that it may not pay dividends in excess of its accumulated net profits. If these regulatory requirements are not met, MidWestOne Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.
In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) in light of our earnings, capital adequacy and financial condition. As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company (including a financial holding company) should eliminate, defer or significantly reduce the Company’s dividends if:

•	the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or

•	the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
As of December 31, 2012, we had $15.5 million of junior subordinated debentures held by a statutory business trust that we control. Interest payments on the debentures, which totaled $0.7 million for the year ended December 31, 2012, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
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
The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in Internet banking activities, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. Any interruption in, or breach in security of, our computer systems and network infrastructure, or that of our Internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
Our reputation could be damaged by negative publicity.
Reputational risk, or the risk to our business, financial condition or results of operations from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.
We have counterparty risk and therefore we may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding and other transactions could be negatively affected by the actions and the soundness of other financial institutions. Financial services institutions are generally interrelated as a result of trading, clearing, counterparty, credit or other relationships. We have exposure to many different industries and counterparties and regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions may expose us to credit or other risks if another financial institution experiences adverse circumstances. In certain circumstances, the collateral that we hold may be insufficient to fully cover the risk that a counterparty defaults on its obligations, which may cause us to experience losses that could have a material adverse effect on our business, financial condition and results of operations.
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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 33.2% of our outstanding common stock and may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, this significant level of ownership by members of the founding family may contribute to the rather limited liquidity of our common stock on the NASDAQ Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our headquarters and MidWestOne Bank’s main office are located at 102 South Clinton Street, Iowa City, Iowa, and consist of approximately 63,800 square feet. We currently operate 24 additional branches throughout central and east-central Iowa totaling approximately 120,000 square feet. The table below sets forth the locations of the Bank’s branch offices:

802 13th St.	3225 Division St.
Belle Plaine, Iowa	Burlington, Iowa

4510 Prairie Pkwy.	120 W. Center St.
Cedar Falls, Iowa	Conrad, Iowa

110 1st Ave.	101 W. Second St., Suite 100 †
Coralville, Iowa	Davenport, Iowa

2408 W. Burlington	58 East Burlington
Fairfield, Iowa	Fairfield, Iowa

926 Ave. G	509 S. Dubuque St. *†
Ft. Madison, Iowa	Iowa City, Iowa

1906 Keokuk St.	2233 Rochester Ave.
Iowa City, Iowa	Iowa City, Iowa

202 Main St.	10030 Hwy. 149
Melbourne, Iowa	North English, Iowa

465 Hwy. 965 NE, Suite A †	124 South First St.
North Liberty, Iowa	Oskaloosa, Iowa

222 First Ave. East *	116 W. Main St.
Oskaloosa, Iowa	Ottumwa, Iowa

1001 Hwy. 57	700 Main St.
Parkersburg, Iowa	Pella, Iowa

500 Oskaloosa St.*	112 North Main St.
Pella, Iowa	Sigourney, Iowa

3110 Kimball Ave.	305 W. Rainbow Dr.
Waterloo, Iowa	West Liberty, Iowa

* Drive up location only.
† Leased office.

In addition to the Bank’s branch offices, the insurance subsidiary leases one property totaling approximately 4,800 square feet at 309 High Avenue East, Oskaloosa, Iowa.   The Bank owns 40 ATMs that are located within the communities served by branch offices.  We believe each of our facilities is suitable and adequate to meet our current operational needs.
In February 2012 we relocated our Belle Plaine office to a new full service branch facility with attached drive up, at which time we closed our former Belle Plaine office. The new office not only increased the efficiency of our operations in Belle Plaine, but was necessitated by continued market growth in the community. In the second quarter of 2012 we completed the sale of our former Home Mortgage Center (”HMC”) office to the University of Iowa for their future building plans. Our HMC operation then relocated to leased space at 509 South Dubuque Street in Iowa City, approximately one block away from our former building, where it will remain pending the eventual construction of a new building next to the current leased space.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the NASDAQ Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2011
First Quarter	$15.45	$13.62	$0.05
Second Quarter	14.89	12.20	0.05
Third Quarter	15.00	13.75	0.06
Fourth Quarter	15.15	13.66	0.06

2012
First Quarter	$19.36	$14.41	$0.085
Second Quarter	22.20	18.76	0.085
Third Quarter	23.25	20.58	0.095
Fourth Quarter	22.50	19.31	0.095
As of March 5, 2013, there were 8,498,484 shares of common stock outstanding held by approximately 509 holders of record. Additionally, there are an estimated 1,872 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
Dividends
We may pay dividends on our common stock as and when declared by our Board of Directors out of any funds legally available for the payment of such dividends, subject to any and all preferences and rights of any preferred stock or a series thereof. The amount of dividend payable will depend upon our earnings and financial condition and other factors, including applicable governmental regulations and policies. See “Supervision and Regulation - The Company - Dividend Payments”
Repurchases of Company Equity Securities
On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company’s outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. On October 18, 2011, our Board of Directors amended the Company’s share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. For the year of 2012 we repurchased a total of 104,518 shares of common stock at a cost of $1.8 million, with $2.4 million remaining in the share repurchase program at December 31, 2012, the expiration date of this program.
On January 15, 2013, our Board of Directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, we may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.
The following table sets forth information about the Company’s purchases of its common stock in the 4th quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2012	—	$—	—	$2,715,851
November 1 - 30, 2012	18,435	19.82	365,310.94	2,350,540
December 1 - 31, 2012	—	—	—	2,350,540
Total	18,435	$—	365,310.94	$2,350,540
Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2012.
MidWestOne Financial Group, Inc.

Total Return Performance
130
120
110
100
90
80
70
60
50
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
MidWestOne Financial Group, Inc.
NASDAQ Composite
SNL-Midwestern Banks Index

	At
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
MidWestOne Financial Group, Inc.	100.00	55.24	50.81	89.15	87.58	125.14
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL-Midwestern Banks Index	100.00	65.79	55.75	69.23	65.39	78.71
For the year ended December 31, 2007, our common stock was not traded on the NASDAQ Stock Market or any other stock exchange, but it was quoted on The Pink Sheets LLC. Accordingly, the price in the graph above for such period reflects the most recent price quoted on The Pink Sheets LLC as of such date.
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2012, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2012. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	December 31,
Year Ended (In thousands, except per share data)	2012	2011	2010	2009	2008
Summary of Income Data:
Total interest income excluding loan pool participations	$67,324	$67,473	$68,350	$71,549	$65,747
Total interest and discount on loan pool participations	1,978	1,108	2,631	1,809	4,459
Total interest income including loan pool participations	69,302	68,581	70,981	73,358	70,206
Total interest expense	15,952	19,783	23,116	28,243	30,395
Net interest income	53,350	48,798	47,865	45,115	39,811
Provision for loan losses	2,379	3,350	5,950	7,725	4,366
Noninterest income	20,082	14,716	14,907	12,519	5,542
Noninterest expense	48,960	42,235	43,289	45,579	65,999
Income (loss) before income tax	22,093	17,929	13,533	4,330	(25,012)
Income tax expense (benefit)	5,342	4,612	3,403	(79)	(450)
Net income (loss)	$16,751	$13,317	$10,130	$4,409	$(24,562)
Less: Preferred stock dividends and discount accretion	—	645	868	779	—
Net income (loss) available to common shareholders	$16,751	$12,672	$9,262	$3,630	$(24,562)

Per share data:
Net income (loss) - basic	$1.97	$1.47	$1.08	$0.42	$(3.09)
Net income (loss) - diluted	1.96	1.47	1.07	0.42	(3.09)
Net income (loss), exclusive of loss on termination of pension and gain on sale of Home Mortgage Center - diluted	2.12	1.47	1.07	0.42	(3.09)
Cash dividends declared	0.36	0.22	0.20	0.30	0.46
Book value	20.51	18.35	18.39	17.69	15.15
Net tangible book value	19.39	17.15	15.27	14.42	13.58
Selected financial ratios:
Return on average assets	0.97%	0.82%	0.65%	0.29%	(1.61)%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	1.05%	0.82%	0.65%	0.29%	(1.61)%
Return on average shareholders’ total equity	10.13	8.42	6.44	2.99	(15.96)
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	10.90	8.42	6.44	2.99	(15.96)
Return on average common equity	10.13	8.87	7.16	3.31	(15.96)
Return on average tangible common equity	11.09	9.51	7.66	3.64	(6.16)
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	11.92	9.51	7.66	3.64	(6.16)
Dividend payout ratio	18.27	14.97	18.52	71.43	NM
Total shareholders’ equity to total assets	9.70	9.23	10.02	9.92	8.66
Tangible common equity to tangible assets	9.22	8.68	8.37	8.16	7.81
Tier 1 capital to average assets	9.82	9.60	10.45	10.01	8.75
Tier 1 capital to risk-weighted assets	12.78	12.40	13.37	12.66	10.28
Net interest margin	3.46	3.34	3.43	3.27	3.29
Efficiency ratio	67.32	62.94	64.44	71.92	70.71
Efficiency ratio, exclusive of loss on termination of pension	58.82	62.94	64.44	71.92	70.71
Gross revenue of loan pools to total gross revenue	2.69	1.74	4.19	3.14	9.83
Allowance for bank loan losses to total bank loans	1.54	1.59	1.62	1.44	1.08
Allowance for loan pool losses to total loan pools	5.65	4.09	3.14	2.51	2.29
Non-performing loans to total loans	1.03	1.84	2.11	1.44	1.50
Net loans charged off to average loans	0.21	0.30	0.50	0.48	0.48

	December 31,
Year Ended (In thousands)	2012	2011	2010	2009	2008
Selected balance sheet data:
Total assets	$1,792,819	$1,695,244	$1,581,259	$1,534,783	$1,508,962
Total loans net of unearned discount	1,035,284	986,173	938,035	966,998	1,014,814
Allowance for loan losses	15,957	15,676	15,167	13,957	10,977
Loan pool participations, net	35,650	50,052	65,871	83,052	92,932
Total deposits	1,399,733	1,306,642	1,219,328	1,179,868	1,128,189
Federal funds purchased and repurchase agreements	68,823	57,207	50,194	44,973	57,299
Federal Home Loan Bank advances	120,120	140,014	127,200	130,200	158,782
Long-term debt	15,464	15,464	15,464	15,588	15,640
Total shareholders’ equity	173,932	156,494	158,466	152,208	130,342

NM - Percentage calculation not considered meaningful.
Non-GAAP Presentations:
Certain non-GAAP ratios are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible common equity, tangible common equity to tangible assets, Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and efficiency ratio, as well as certain of these and other financial metrics excluding the effects of a loss on termination of pension and gain on sale of Home Mortgage Center, as further discussed under Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes these ratios provide investors with information regarding the Company’s balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally.  The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

		As of or for the Year Ended December 31,
(dollars in thousands)		2012	2011	2010	2009	2008

Average tangible common equity
Average total shareholders’ equity		$165,429	$158,146	$157,190	$147,544	$138,603
Less:	Average preferred stock	—	(8,032)	(15,734)	(14,172)	—
	Average goodwill and intangibles	(9,785)	(10,613)	(11,760)	(12,833)	(32,242)
Average tangible common equity		$155,644	$139,501	$129,696	$120,539	$106,361
Income
Net income available to common shareholders		$16,751	$12,672	$9,262	$3,630	$(24,562)
Plus:	Intangible amortization, net of tax(1)	513	591	679	753	18,015
Adjusted net income available to common shareholders		$17,264	$13,263	$9,941	$4,383	$(6,547)
Plus:	Loss on termination of pension	6,088	—	—	—	—
Less:	Gain on sale of Home Mortgage Center	(4,047)	—	—	—	—
	Net tax effect of above items(2)	(755)	—	—	—	—
Adjusted net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		$18,550	$13,263	$9,941	$4,383	$(6,547)
Return on average tangible common equity		11.09%	9.51%	7.66%	3.64%	(6.16)%
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		11.92%	9.51%	7.66%	3.64%	(6.16)%

Tangible Common Equity
Total shareholders’ equity		$173,932	$156,494	$158,466	$152,208	$130,342
Less:	Preferred stock	—	—	(15,767)	(15,699)	—
	Goodwill and intangibles	(9,469)	(10,247)	(11,243)	(12,272)	(13,524)
Tangible common equity		$164,463	$146,247	$131,456	$124,237	$116,818
Tangible Assets
Total assets		$1,792,819	$1,695,244	$1,581,259	$1,534,783	$1,508,962
Less:	Goodwill and intangibles	(9,469)	(10,247)	(11,243)	(12,272)	(13,524)
Tangible Assets		$1,783,350	$1,684,997	$1,570,016	$1,522,511	$1,495,438
Tangible common equity to tangible assets		9.22%	8.68%	8.37%	8.16%	7.81%

		As of or for the Year Ended December 31,
(dollars in thousands)		2012	2011	2010	2009	2008
Tier 1 capital
Total shareholders’ equity		$173,932	$156,494	$158,466	$152,208	$130,342
Plus:	Long term debt (qualifying restricted core capital)	15,464	15,464	15,464	15,464	15,464
Less:	Net unrealized (gains) loss on securities available for sale	(8,180)	(3,328)	1,826	(1,505)	(1,007)
	Disallowed goodwill and intangibles	(9,617)	(10,374)	(11,327)	(12,286)	(13,439)
Tier 1 capital		$171,599	$158,256	$164,429	$153,881	$131,360
Average Assets
Quarterly average assets		$1,757,910	$1,658,738	$1,584,616	$1,549,049	$1,514,043
Less:	Disallowed goodwill and intangibles	(9,617)	(10,374)	(11,327)	(12,286)	(13,439)
Average assets		$1,748,293	$1,648,364	$1,573,289	$1,536,763	$1,500,604
Tier 1 capital to average assets		9.82%	9.60%	10.45%	10.01%	8.75%

Risk-weighted assets		$1,343,194	$1,276,512	$1,230,264	$1,215,240	$1,278,121
Tier 1 capital to risk-weighted assets		12.78%	12.40%	13.37%	12.66%	10.28%

Operating expense
Total noninterest expense		$48,960	$42,235	$43,289	$45,579	$65,599
Less:	Amortization of intangibles and goodwill impairment	(778)	(896)	(1,029)	(1,141)	(27,295)
Operating expense		$48,182	$41,339	$42,260	$44,438	$38,304
Less:	Loss on termination of pension	(6,088)	—	—	—	—
Operating expense, exclusive of loss on termination of pension		$42,094	$41,339	$42,260	$44,438	$38,304
Operating Revenue
Tax-equivalent net interest income(1)		$56,481	$51,261	$50,227	$47,682	$41,569
Plus:	Noninterest income	20,082	14,716	14,907	12,519	5,542
	Impairment losses on investment securities	—	—	189	2,404	6,194
Less:	Gain (loss) on sale or call of available for sale securities	805	490	453	813	(346)
	Gain (loss) on sale of premises and equipment	4,188	(195)	(709)	8	(516)
Operating Revenue		$71,570	$65,682	$65,579	$61,784	$54,167
Efficiency ratio		67.32%	62.94%	64.44%	71.92%	70.71%
Efficiency ratio, exclusive of loss on termination of pension		58.82%	62.94%	64.44%	71.92%	70.71%

Net income		$16,751	$13,317	$10,130	$4,409	$(24,562)

Net income available to common shareholders		$16,751	$12,672	$9,262	$3,630	$(24,562)
Plus:	Loss on termination of pension	6,088	—	—	—	—
Less:	Gain on sale of Home Mortgage Center	(4,047)	—	—	—	—
	Net tax effect of above items(2)	(755)	—	—	—	—
Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		$18,037	$13,317	$10,130	$4,409	$(24,562)

Net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		$18,037	$12,672	$9,262	$3,630	$(24,562)

Average Assets		1,721,792	1,628,253	1,559,035	1,543,307	1,523,223
Average Equity		165,429	158,146	157,190	147,544	153,906
Diluted average number of shares		8,527,544	8,632,856	8,637,713	8,604,754	7,945,870

Return on average assets		0.97%	0.82%	0.65%	0.29%	(1.61)%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		1.05%	0.82%	0.65%	0.29%	(1.61)%

	As of or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Return on average equity	10.13%	8.42%	6.44%	2.99%	(15.96)%
Return on average equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	10.90%	8.42%	6.44%	2.99%	(15.96)%

Earnings per common share-diluted	$1.96	$1.47	$1.07	$0.42	$(3.09)
Earnings per common share-diluted, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	$2.12	$1.47	$1.07	$0.42	$(3.09)
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%
(2) Computed assuming a combined state and federal tax rate of 37%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. We are headquartered in Iowa City, Iowa, and are a bank holding company under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. We also are the holding company for MidWestOne Insurance Services, Inc., which operates an insurance business through three agencies located in central and east-central Iowa.
MidWestOne Bank operates a total of 25 branch locations, plus its specialized Home Mortgage Center, in 15 counties throughout central and east-central Iowa. It provides full service retail banking in the communities in which its branch offices are and also offers trust and investment management services.
On March 14, 2008, we consummated our merger with the Former MidWestOne. Prior to such merger, we were named ISB Financial Corp. The results of operations for the year ended December 31, 2008, include our operations for the entire year as well as the operations of Former MidWestOne for the period beginning March 15, 2008, through December 31, 2008. That is, the results of operations include approximately two and one-half months of our stand-alone operations and nine and one-half months of the operations of the Company and Former MidWestOne on a consolidated basis. The results of operations for the years ended December 31, 2009, 2010, 2011, and 2012 include the operations of the combined Company for the entire period.
We reported record earnings in 2012. Company net income available to common shareholders was $16.8 million in 2012 which was a 32.2% increase over 2011's net income available to common shareholders of $12.7 million. Diluted earnings per share for 2012 were $1.96 per share, 33.3% higher than 2011's $1.47. For the second consecutive year we set an all-time record in net income and earnings per share. Return on assets (“ROA”) and return on tangible common equity (“ROTCE”) for the full year of 2012 of 0.97% and 11.09%, respectively, are well ahead of the 0.82% and 9.51%, respectively, for 2011. In the second quarter of 2012 we realized a $4.0 million gain on the sale of our Home Mortgage Center and a $6.1 million loss on the termination of our defined benefit pension plan. Excluding the effect of these two large non-recurring items that produced an after-tax net loss of $1.3 million, the ROA improves to 1.05% and the ROTCE improves to 11.92%.
The Company continues to grow and ended 2012 with assets of $1.8 billion which was $97.6 million higher than 2011 year ending assets of $1.7 billion. Total deposits increased during the year by more than $93.0 million to end 2012 at $1.4 billion. Bank loans also continued to increase, and ended the year at $1.0 billion, an increase of $49.1 million from December 31, 2011. This growth in assets continued to fuel growth in net interest income. Net interest income grew by 9.3% or $4.6 million for 2012 relative to the year ended December 31, 2011. Of concern is the Federal Reserve's low interest rate policy and the pressure it places on both MidWestOne and the banking industry generally in efforts to grow or maintain net interest margins.
Most components of our noninterest income performed very well during 2012. Trust, investment and insurance fees were 10.1% higher than in 2011. Mortgage origination and loan servicing fees were $887,000 or 33.0% higher for 2012 than for 2011, due primarily to the current interest rate environment. Despite these general increases, continued restrictive federal regulations have resulted in across the board reductions in service charges and fees on deposit accounts; not only at MidWestOne but at many financial institutions. Service charges declined 12.3% in 2012 compared to 2011. The efficiency ratio showed improvement during 2012. When the aforementioned large one-time items are excluded, the efficiency ratio for the Company declined to 58.82% in 2012 from 62.94% in 2011. It is important that we continue to keep efficiency at these or better levels in order to meet our long term financial goals.

By any measure, asset quality continues to be strong. The net bank loan charge-off rate as a percentage of average bank loans outstanding was 0.21% for 2012 compared to 0.30% in 2011. At year-end, non-performing loans were 1.03% of total bank loans outstanding, compared to 1.84% a year earlier. We continue to maintain what we believe is an appropriate loan loss reserve that was 1.54% of bank loans outstanding at year-end 2012, with our allowance for loan losses at 149.77% of nonperforming bank loans. Now, as always, we remain committed to outstanding asset quality.
We have been in the loan pool participations business since 1988. Loan pool participations are participation interests in performing, sub-performing and non-performing loans that were purchased from various non-affiliated banking organizations and are serviced by a third party. The “all-in” yield on these loan pool participations for 2012 improved to 4.44% from 1.85% in 2011. While 4.44% is not up to the historical yields in this line of business, it does represent the best full year yield since our merger in 2008. We remain committed to exiting this business and the year-end 2012 net balance of $35.7 million now represents only 1.99% of total assets.
Balance sheet metrics remain very strong and we believe that this strength provides us with great flexibility going forward. Year-end tangible common equity was 9.22% of tangible assets at December 31, 2012, up from 8.68% a year earlier. Tier 1 capital was also strong at 9.82% at December 31, 2012. The balance sheet continues to exhibit modest leverage with the bank loans and loan pool participations to deposit ratio at December 31, 2012 standing at 76.7%. This is down from 79.5% at December 31, 2011 and represents continued modest loan demand in our footprint. As we have stated in prior years, our goal is for this metric to be “in the 80's”. With our capital position strong, the Board of Directors increased the quarterly common dividend at its January 15, 2013 meeting, with the first quarter dividend being payable March 15, 2013 to shareholders of record as of March 1, 2013. The new quarterly dividend is $0.125 per share and represents an increase of 47.1% over the rate of our first quarter 2012 dividend.

Critical Accounting Estimates
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, participation interests in loan pools, intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses
The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of December 31, 2012, was adequate to absorb probable losses in the existing portfolio.
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
Intangible Assets
Intangible assets arise from purchase business combinations. As a general matter, intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. The intangible assets reflected on our financial statements are deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization, when required by the accounting standards, of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Each quarter we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
Fair Value of Available for Sale Securities
Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other-than-temporary.’’ Declines in the fair value of available for sale securities below their cost that are deemed “other-than-temporary” are reflected in earnings as impairment losses. In determining whether other-than-temporary impairment exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security. When we determine that other-than-temporary-impairment (“OTTI”) has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell, or it is more likely than not we will be required to sell, the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security, and it is not more likely than not that we will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Results of Operations - Three-Year Period Ended December 31, 2012

Summary

Our consolidated net income and net income available to common shareholders for the year ended December 31, 2012 was $16.8 million, or $1.96 per fully-diluted share, compared to net income of $13.3 million and net income available to common shareholders of $12.7 million, or $1.47 per fully-diluted share, for the year ended December 31, 2011. The increase in consolidated net income was due primarily to an increase in net interest income, after provision for loan losses, of $5.5 million. We also experienced an increase in noninterest income of $5.4 million, mainly due to the $4.0 million gain on the sale of the Home Mortgage Center location realized during the second quarter of 2012. Absent this gain, the increase in noninterest income for the period was $1.3 million, which was primarily due to a $0.9 million increase in mortgage origination and loan servicing fees to $3.6 million, compared with $2.7 million in 2011. Finally, noninterest expense increased to $49.0 million for the year ended December 31, 2012 from $42.2 million for 2011, mainly due to the $6.1 million loss related to the termination and liquidation of the Company's defined benefit pension plan in the second quarter of 2012, recorded in salaries and employee benefits expense. Absent that event, noninterest expense for the period increased $0.6 million, or 1.5%.
The consolidated net income for the year ended December 31, 2011 was $13.3 million. After subtracting preferred stock dividends and discount accretion of $0.6 million, net income available to common shareholders was $12.7 million, or $1.47 per fully-diluted share, compared to net income of $10.1 million and net income available to common shareholders of $9.3 million, or $1.07 per fully-diluted share, for the year ended December 31, 2010. The increase in consolidated net income was due primarily to an increase in net interest income, after provision for loan losses, of $3.5 million. We also experienced a decrease in noninterest income of $0.2 million, mainly due to a decrease in mortgage origination and loan servicing fees of $0.8 million, as such amount declined to $2.7 million in 2011 from $3.5 million in 2010. Finally, decreased noninterest expense provided a $1.1 million positive impact to earnings in 2011 as compared to 2010, primarily due to a $1.2 million decline in FDIC insurance expense.
We ended the year 2012 with an allowance for loan losses of $16.0 million, which represented 149.8% coverage of our nonperforming bank loans (excluding loan pool participations) at December 31, 2012 as compared to 86.6% coverage of our nonperforming bank loans at December 31, 2011 and 76.7% at December 31, 2010. Nonperforming loans totaled $10.7 million as of December 31, 2012 compared with $18.1 million and $19.8 million at December 31, 2011 and December 31, 2010, respectively. For the year ended December 31, 2012, the provision for loan losses decreased to $2.4 million from $3.4 million for 2011, which had decreased from $6.0 million for 2010.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2012, under regulatory standards, MidWestOne Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	12/31/2012	12/31/2011	12/31/2010
Return on average assets	0.97%	0.82%	0.65%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	1.05	0.82%	0.65%
Return on average shareholders' total equity	10.13	8.42	6.44
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	10.90	8.42	6.44
Return on average common equity	10.13	8.87	7.16
Return on average tangible common equity	11.09	9.51	7.66
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	11.92	9.51	7.66
Dividend payout ratio	18.27	14.97	18.52
Average equity to average assets	9.75	9.71	10.08
Equity to assets ratio (at period end)	9.70	9.23	10.02
For information on the calculation of certain non-GAAP measures please see pages 31 to 33.
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

	Year ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,001,259	$52,182	5.21%	$953,392	$52,636	5.52%	$955,562	$55,055	5.76%
Loan pool participations (4)	44,507	1,978	4.44	59,972	1,108	1.85	78,150	2,631	3.37
Investment securities:
Taxable investments	408,600	10,836	2.65	382,064	10,934	2.86	302,435	9,667	3.20
Tax exempt investments (2)	154,289	7,382	4.78	125,402	6,329	5.05	113,136	5,950	5.26
Total investment securities	562,889	18,218	3.24	507,466	17,263	3.40	415,571	15,617	3.76
Federal funds sold and interest-bearing balances	22,180	55	0.25	15,766	37	0.23	16,982	40	0.24
Total earning assets	$1,630,835	$72,433	4.44%	$1,536,596	$71,044	4.62%	$1,466,265	$73,343	5.00%
Noninterest-earning assets:
Cash and due from banks	21,854			19,413			19,464
Premises and equipment	25,544			25,886			27,995
Allowance for loan losses	(18,078)			(17,878)			(16,958)
Other assets	61,637			64,236			62,269
Total assets	$1,721,792			$1,628,253			$1,559,035
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$604,788	$3,150	0.52%	$544,605	$4,091	0.75%	$487,873	$4,443	0.91%
Certificates of deposit	559,847	8,814	1.57	569,067	11,231	1.97	566,196	13,137	2.32
Total deposits	1,164,635	11,964	1.03	1,113,672	15,322	1.38	1,054,069	17,580	1.67
Federal funds purchased and repurchase agreements	56,716	204	0.36	48,410	272	0.56	43,545	303	0.70
Federal Home Loan Bank borrowings	132,786	3,094	2.33	131,306	3,494	2.66	132,656	4,650	3.51
Long-term debt and other	16,095	690	4.29	16,200	695	4.29	16,385	583	3.56
Total borrowed funds	205,597	3,988	1.94	195,916	4,461	2.28	192,586	5,536	2.87
Total interest-bearing liabilities	$1,370,232	$15,952	1.16%	$1,309,588	$19,783	1.51%	$1,246,655	$23,116	1.85%
Net interest spread (2)			3.28%			3.11%			3.15%
Noninterest-bearing liabilities
Demand deposits	170,841			149,033			138,682
Other liabilities	15,290			11,486			16,508
Shareholders’ equity	165,429			158,146			157,190
Total liabilities and shareholders’ equity	$1,721,792			$1,628,253			$1,559,035
Interest income/earning assets (2)	$1,630,835	$72,433	4.44%	$1,536,596	$71,044	4.62%	$1,466,265	$73,343	5.00%
Interest expense/earning assets	$1,630,835	$15,952	0.98%	$1,536,596	$19,783	1.29%	$1,466,265	$23,116	1.58%
Net interest income/margin (2)(5)		$56,481	3.46%		$51,261	3.34%		$50,227	3.43%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		827			473			324
Securities		2,304			1,990			2,038
Total tax equivalent adjustment		3,131			2,463			2,362
Net Interest Income		$53,350			$48,798			$47,865

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the difference related to changes in average outstanding balances and the increase or decrease due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2012, 2011, and 2010
	Year 2012 to 2011 Change due to			Year 2011 to 2010 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$2,573	$(3,027)	$(454)	$(125)	$(2,294)	$(2,419)
Loan pool participations	(348)	1,218	870	(518)	(1,005)	(1,523)
Investment securities:
Taxable investments	732	(830)	(98)	2,103	(836)	1,267
Tax exempt investments (tax equivalent)	1,396	(343)	1,053	604	(225)	379
Total investment securities	2,128	(1,173)	955	2,707	(1,061)	1,646
Federal funds sold and interest-bearing balances	16	2	18	(3)	—	(3)
Change in interest income	4,369	(2,980)	1,389	2,061	(4,360)	(2,299)
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	415	(1,356)	(941)	695	(1,047)	(352)
Certificates of deposit	(179)	(2,238)	(2,417)	67	(1,973)	(1,906)
Total deposits	236	(3,594)	(3,358)	762	(3,020)	(2,258)
Federal funds purchased and repurchase agreements	41	(109)	(68)	43	(74)	(31)
Federal Home Loan Bank borrowings	39	(439)	(400)	(47)	(1,109)	(1,156)
Other long-term debt	(5)	—	(5)	(7)	119	112
Total borrowed funds	75	(548)	(473)	(11)	(1,064)	(1,075)
Change in interest expense	311	(4,142)	(3,831)	751	(4,084)	(3,333)
Increase (decrease) in net interest income	$4,058	$1,162	$5,220	$1,310	$(276)	$1,034
Percentage increase in net interest income over prior period			10.2%			2.1%

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets increased $94.2 million, or 6.1%, to $1.6 billion in 2012 as compared to $1.5 billion in 2011. Average earning assets in 2011 increased by $70.3 million, or 4.8%, from 2010. The growth in the average balance of earning assets in 2012 was due primarily to an increase in our portfolio of investment securities of $55.4 million, or 10.9%, and an increase in average loans outstanding of $47.9 million, or 5.0%, somewhat offset by decreases in loan pool participation balances. Growth in the average balance of earning assets in 2011 was due primarily to an increase in our portfolio of investment securities of $91.9 million, or 22.1%, somewhat offset by decreases in loan pool participation balances. Interest-bearing liabilities averaged $1.4 billion for the year ended December 31, 2012, an increase of $60.6 million, or 4.6%, from the average balance for the year ended December 31, 2011. An increase in deposits of $51.0 million plus an increase in borrowed funds of $9.7 million during 2012 accounted for the increase in average interest-bearing liabilities. Interest-bearing liabilities averaged $1.3 billion for the year ended December 31, 2011, an increase of $62.9 million, or 5.0%, from the average balance for the year ended December 31, 2010. An increase in deposits of $59.6 million plus an increase in borrowed funds of $3.3 million during 2011 accounted for the increase in average interest-bearing liabilities from December 31, 2010.
Interest income, on a tax-equivalent basis, increased $1.4 million, or 2.0%, to $72.4 million in 2012 from $71.0 million in 2011. Tax equivalent interest income in 2011 decreased $2.3 million, or 3.1%, to $71.0 million in 2011 from $73.3 million in 2010. Interest income rose in 2012 due primarily to higher volumes in loans and also investment securities, and despite lower yields. In 2011, interest income declined due primarily to lower yields on loan balances and new securities purchased. Our yield on average earning assets was 4.44% in 2012 compared to 4.62% in 2011 and 5.00% in 2010. These declines were due to the historically lower rate environment resulting from the interest rate policy being pursued by the Federal Reserve in response to current economic conditions.

Interest expense decreased during 2012 by $3.8 million, or 19.4%, to $16.0 million from $19.8 million in 2011. Interest expense in 2011 decreased by $3.3 million, or 14.4%, from 2010. The decrease in interest expense during 2012 compared to 2011, like that of 2011 compared to 2010, was due to the continued low interest rate environment, and its effect on new liabilities and those repricing during the year. The average rate paid on interest-bearing liabilities was 1.16% in 2012 compared to 1.51% in 2011 and 1.85% in 2010.
Net interest income, on a tax-equivalent basis, increased 10.2% in 2012 to $56.5 million from $51.3 million in 2011. The increased volume of loans and investments during 2012 combined with the lower rates paid on all categories of interest-bearing liabilities, more than offset the lower yields on earning assets and higher volume of interest-bearing liabilities. Tax-equivalent net interest income in 2011 increased by $1.0 million, or 2.1%, from 2010. Net interest margin, which is our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, rose to 3.46% during 2012 compared to 3.34% in 2011 and 3.43% in 2010. The net interest spread, also on a tax-equivalent basis, was 3.28% in 2012 compared to 3.11% in 2011 and 3.15% in 2010.
Net interest income increased in 2012 as compared to 2011 due primarily to the decrease in interest paid on interest-bearing liabilities combined with the increase in interest received on interest-earning assets. This is partially due to the presence of interest rate floors in portions of our loan portfolio, and the higher volume of loans and investment securities. The increased net interest income for 2011 as compared to 2010 was due primarily to the decrease in interest paid on interest-bearing liabilities exceeding the decrease in interest received on interest-earning assets. This was also partially due to the presence of interest rate floors in portions of our loan portfolio, as well as the higher volume of investment securities relative to 2010. The average balance sheets reflect a competitive marketplace on both the interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2013, with interest rates at generational lows.
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
Our provision for loan losses was $2.4 million during 2012 compared to $3.4 million in 2011 and $6.0 million in 2010. The decrease in provision expense during 2012 was reflective of management’s belief that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of December 31, 2012. During 2012, we added to the allowance for loan losses by maintaining a provision for loan losses that was somewhat greater than our net charge-off activity. The higher level of provision expense during 2011 was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. During 2010, we added to the allowance for loan losses due primarily to higher charge-offs and increased volatility in our commercial real estate portfolio. The reduction since 2010 in the level of provision expense is indicative of our belief that weak credits have been identified and adequately provided for. See further discussion of the nonperforming loans, under the Nonperforming Assets section.

Noninterest Income

	For the Year Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$4,995	$4,537	$458	10.1%	$4,537	$4,556	$(19)	(0.4)%
Service charges and fees on deposit accounts	3,247	3,702	(455)	(12.3)	3,702	4,042	(340)	(8.4)
Mortgage origination and loan servicing fees	3,578	2,691	887	33.0	2,691	3,506	(815)	(23.2)
Other service charges, commissions and fees	2,316	2,540	(224)	(8.8)	2,540	2,563	(23)	(0.9)
Bank-owned life insurance income	953	951	2	0.2	951	685	266	38.8
Impairment losses on investment securities	—	—	—	NM	—	(189)	189	NM
Gain on sale of available for sale securities	805	490	315	64.3	490	453	37	8.2
Gain (loss) on sale of premises and equipment	4,188	(195)	4,383	NM	(195)	(709)	514	NM
Total noninterest income	$20,082	$14,716	$5,366	36.5%	$14,716	$14,907	$(191)	(1.3)%
Noninterest income as a % of total revenue*	22.0%	22.8%			22.8%	24.1%
NM - Percentage change not considered meaningful.
* - Total revenue includes net interest income plus noninterest income minus gain/loss on sales of securities and premises and equipment.

Total noninterest income rose to $20.1 million, an increase of $5.4 million, or 36.5%, from $14.7 million in 2011. The primary reason for this increase was the $4.0 million gain on the sale of the Home Mortgage Center location realized during the second quarter of 2012. Absent this gain, the increase in noninterest income for the period was $1.3 million, or 9.0%. Mortgage origination and loan servicing fees increased by $0.9 million, or 33.0%, to $3.6 million for 2012, compared to $2.7 million for 2011, due primarily to an increased gains realized on a higher volume of loans originated and sold on the secondary market during 2012 compared to 2011. Trust, investment, and insurance fees increased $0.5 million, or 10.1%, to $5.0 million for 2012, compared with $4.5 million for 2011, due to management concentration of income growth in these areas.

These increases were partially offset by decreased service charges and fees on deposit accounts of $3.2 million for the year ended December 31, 2012, a decline of $0.5 million, or 12.3%, from $3.7 million for 2011. This decline was primarily attributable to lower NSF fees being received between the comparable periods. We expect this decline to stabilize in the coming year, as the regulatory changes resulting in the change will be reflected in both comparable periods. We also experienced a decline in other service charges, commissions and fees to $2.3 million in 2012, down $0.2 million from $2.5 million in 2011. Management’s strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income before gains or losses on sales of securities available for sale and premises and equipment) over time. In 2012, noninterest income comprised 22.0% of total revenues, compared with 22.8% for 2011 and 24.1% for 2010. We expect that increased management focus on growing our insurance agency revenues and increasing the rate of growth in our Trust and Investment Services revenues will reverse this decline going forward.

The decrease in noninterest income for 2011 compared to 2010 was primarily due to the decrease in mortgage origination and servicing fees of $0.8 million, as such amount declined to $2.7 million in 2011 compared to $3.5 million in 2010, and the $0.3 million decrease in service charges and fees on deposit accounts to $3.7 million in 2011 compared to $4.0 million in 2010. These declines were partially offset by increased income from bank-owned life insurance income primarily due to the investment of an additional $8.0 million in insurance policies purchased late in 2010, and decreased losses on the sale of premises and equipment. We also experienced lower losses on the sale of premises and equipment in 2011 compared to 2010.

Noninterest Expense

	For the Year Ended December 31,
	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$30,684	$23,194	7,490	32.3%	$23,194	$23,170	24	0.1%
Net occupancy and equipment expense	6,246	6,537	(291)	(4.5)	6,537	6,566	(29)	(0.4)
Professional fees	2,758	2,825	(67)	(2.4)	2,825	2,734	91	3.3
Data processing expense	1,679	1,670	9	0.5	1,670	1,702	(32)	(1.9)
FDIC insurance expense	1,224	1,612	(388)	(24.1)	1,612	2,850	(1,238)	(43.4)
Amortization of intangible assets	778	896	(118)	(13.2)	896	1,029	(133)	(12.9)
Other operating expense	5,591	5,501	90	1.6	5,501	5,238	263	5.0
Total noninterest expense	$48,960	$42,235	$6,725	15.9%	$42,235	$43,289	$(1,054)	(2.4)%
In 2012 noninterest expense increased $6.7 million, or 15.9%, primarily due to the $6.1 million loss related to the termination and liquidation of the Company's defined benefit pension plan in the second quarter of 2012, recorded in salaries and employee benefits expense. Absent that event, noninterest expense for the year increased $0.6 million, or 1.5%. Excluding the pension loss, salaries and employee benefits increased $1.4 million, or 6.0%, primarily due to annual salary and benefit rate increases for employees that were effective at the beginning of 2012. Full-time equivalent employee levels were 390, 383 and 383 at December 31, 2012, 2011 and 2010, respectively.
This increase was partially offset by a decrease in FDIC insurance expense of $0.4 million, or 24.1%, to $1.2 million for the year of 2012, compared with $1.6 million for 2011. Net occupancy and equipment also experienced a decline of $0.3 million, or 4.5%, to $6.2 million for 2012, compared with $6.5 million for 2011, due to management’s continued efficiency efforts. Professional fees were virtually unchanged for 2012 compared to 2011, as were data processing expenses, and other operating expenses.
Noninterest expense decreased $1.1 million, or 2.4%, for 2011 compared with 2010, primarily due to a decrease in FDIC insurance expense of $1.2 million. The decrease was due primarily to lower assessment rates by the FDIC. This decrease was partially offset by a $0.3 million increase in other operating expenses. Salary and employee benefit expense was virtually unchanged for 2011 from 2010, as was net occupancy and equipment expense. Professional fees increased $0.1 million for 2011 due to generally higher costs associated with outside professional services we utilize.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 24.2% for 2012 compared with 25.7% for 2011. The lower effective rate in 2012 was primarily due to changes in the levels of taxable income, increased investment in tax-free municipal securities, and realization of a $0.2 million tax benefit from the partial release of a valuation allowance on capital losses during the second quarter of 2012. Income tax expense increased by $0.7 million to $5.3 million in 2012 compared to tax expense of $4.6 million for 2011 due to increased taxable income.
Income taxes increased by $1.2 million for 2011 compared with 2010 due to increased taxable income and the relative amount of income from our investments in tax-favored securities and bank-owned life insurance. Our consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income. The effective income tax rate as a percentage of income before tax was 25.7% for 2011, compared with 25.1% for 2010.

Financial Condition - December 31, 2012 and 2011
Summary
Our total assets increased $97.6 million, or 5.8%, to $1.8 billion as of December 31, 2012 from $1.7 billion as of December 31, 2011. This growth resulted primarily from increased investment in securities of $54.1 million, and an increase in bank portfolio loans of $49.1 million. Increased funding from deposits and securities sold under agreement to repurchase combined with the reduction of loan pool participations provided additional liquidity. Loan pool participations, net, were $35.7 million at December 31, 2012 compared to $50.1 million at December 31, 2011, a decrease of $14.4 million, or 28.8%, due to loan charge-offs and normal loan repayments. As previously discussed, we intend to exit this line of business as current balances pay down and concentrate on our our core community banking business. Our loan-to-deposit ratio, including loan pool participations, decreased to 76.7% at year-end 2012 compared to 79.5% at year-end 2011, with our target range being between 80% and 90%. The decline in this ratio is reflective of the ready availability of deposits in our footprint, and the modest demand for loans. While we continue to focus on quality loan growth, the continuing influx of deposits will make reaching our target range difficult in the near future.
Total liabilities increased by $80.1 million from December 31, 2011 to December 31, 2012. Our deposits increased $93.1 million, or 7.1%, to $1.4 billion as of December 31, 2012 from $1.3 billion at December 31, 2011. The increase in deposits was primarily due to organic growth in business and individual, partnership and non-profit deposits, primarily in both interest-bearing and non-interest-bearing checking products. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program decreased by $6.4 million in 2012 to $22.4 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (“ICS”) program increased by $0.8 million to $20.8 million. We have an internal policy limit on brokered deposits of not more than 10% of our total assets. At December 31, 2012 brokered deposits were 2.7% of our total liabilities. FHLB borrowings were $120.1 million at December 31, 2012 compared to $140.0 million at December 31, 2011, a decrease of $19.9 million, or 14.2%. Other liabilities decreased $4.5 million or 31.8%, due primarily to $3.0 million less in unsettled purchases of investment securities.
Shareholders’ equity increased by $17.4 million, primarily due to 2012 net income of $16.8 million.

	December 31,	December 31,
	2012	2011	$ Change	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$557,541	$534,080	$23,461	4.4%
Investment securities held to maturity	32,669	2,036	30,633	1,504.6
Net loans	1,019,327	970,497	48,830	5.0
Loan pool participations, net	35,650	50,052	(14,402)	(28.8)
Total Assets	$1,792,819	$1,695,244	$97,575	5.8%
Liabilities
Deposits:
Noninterest bearing	$190,491	$161,287	$29,204	18.1%
Interest bearing	1,209,242	1,145,355	63,887	5.6
Total deposits	1,399,733	1,306,642	93,091	7.1
Federal Home Loan Bank borrowings	120,120	140,014	(19,894)	(14.2)
Total liabilities	$1,618,887	$1,538,750	$80,137	5.2%
Shareholders’ equity	$173,932	$156,494	$17,438	11.1%

Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Our portfolio totaled $590.2 million at December 31, 2012 compared to $536.1 million at December 31, 2011. The increase was due primarily to the investment of increased liquidity generated by deposit and repurchase agreement growth and reduced loan pool participation balances during 2012. Our loan activity is discussed more fully in the Loans section and loan pool participation activity is discussed in the Loan Pool Participations section, while our deposit growth is discussed more fully in the Deposits section.
Securities available for sale are carried at fair value. As of December 31, 2012, the fair value of our securities available for sale was $557.5 million and the amortized cost was $539.3 million. There were $19.8 million of gross unrealized gains and $1.5 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized gain of $18.3 million. The after-tax effect of this unrealized gain has been included in shareholders’ equity. The ratio of the fair value as a percentage of amortized cost was virtually unchanged from December 31, 2011, due to the continued stability in overall interest rates during 2012, resulting in almost no change in the relative value of our debt-related securities.
U.S. government and agency securities as a percentage of total securities increased to 12.5% at December 31, 2012, from 10.6% at December 31, 2011, while obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities decreased to 39.1% at December 31, 2012, from 41.1% at December 31, 2011. Investments in mortgage-backed securities decreased to 43.6% of total securities at December 31, 2012, as compared to 45.7% of total securities at December 31, 2011. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. The Company's mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA. We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows and prepayment risk, as well as the liquidity position and the interest rate risk profile of the Bank.
Our investment portfolio includes an investment in collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. These six securities had an original cost of $9.8 million, but due to several impairment charges recognized during 2010, 2009 and 2008, the book value of these securities at December 31, 2012, had been reduced to $1.8 million. Two of the securities have been written down to a value of zero, with the remaining four having an average book value of 18.2% of their original face value. The market for these securities at December 31, 2012 was not active and markets for similar securities are also not active. The valuation of these securities involves an assessment of the financial strength of the individual institutions that comprise the collateral for the bonds. Future default probabilities are assigned based on these measurements of financial strength. Other factors in the valuation include contractual terms of the cash flow waterfall (for both interest and principal), collateralization testing and events of default/liquidation. Based on our cash flow analysis, we have determined that not all contractual cash flows will be received; however, no additional other-than-temporary impairment charges were recorded during 2012 or 2011. Any future decline in the collateral performance of our pooled trust preferred debt obligations could result in additional other-than-temporary impairment charges.
The composition of securities available for sale was as follows:

	December 31,
	2012	2011	2010
(dollars in thousands)
Securities available for sale
U.S. Government agency securities and corporations	69,783	56,981	80,334
States and political subdivisions	218,019	219,261	190,088
Mortgage-backed securities and collateralized mortgage obligations	243,118	244,802	179,784
Other securities	26,621	13,036	11,748
Fair value of securities available for sale	$557,541	$534,080	$461,954
Amortized cost	$539,288	$517,358	$456,560
Fair value as a percentage of amortized cost	103.38%	103.23%	101.18%

Securities held to maturity are carried at amortized cost. As of December 31, 2012, the amortized cost of these securities was $32.7 million and the fair value was $32.9 million.
The composition of securities held to maturity was as follows:

	December 31,
	2012	2011	2010
(dollars in thousands)
Securities held to maturity
States and political subdivisions	19,277	1,119	3,115
Mortgage-backed securities and collateralized mortgage obligations	10,133	46	50
Other securities	3,258	871	867
Amortized cost	$32,668	$2,036	$4,032
Fair value of securities held to maturity	$32,920	$2,042	$4,086
Fair value as a percentage of amortized cost	100.77%	100.29%	101.34%
See Note 2. “Investment Securities,’’ and Note 18. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” for additional information related to the investment portfolio.

The maturities, carrying values and weighted average yields of debt securities as of December 31, 2012 were:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Government agency securities and corporations	$5,152	2.02%	$26,754	1.97%	$37,877	1.59%	$—	—%
Obligations of states and political subdivisions (2)	12,738	4.96	51,751	5.24	90,393	4.98	63,137	4.96
Mortgage-backed securities and collateralized mortgage obligations	7	5.99	4	6.99	47,987	2.72	195,120	2.42
Other securities	2,059	4.63	17,807	1.86	4,319	2.14	755	1.58
Total debt securities available for sale	$19,956	4.17%	$96,316	3.71%	$180,576	3.60%	$259,012	3.04%

Securities held to maturity: (1)
U.S. Government agency securities and corporations	$—	—%	$—	—%	$—	—%	$—	—%
Obligations of states and political subdivisions (2)	526	5.45	375	4.18	7,338	5.23	11,181	5.54
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—	10,254	1.88
Other securities	—	—	2,372	1.26	—	—	874	2.57
Total debt securities held to maturity	$526	5.45%	$2,747	1.66%	$7,338	5.23%	$22,309	3.74%
Total debt investment securities	$20,482	4.20%	$99,063	3.65%	$187,914	3.66%	$281,321	3.10%
(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 34% (the effective federal income tax rate as of December 31, 2012)
As of December 31, 2012, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.

Loans (Excluding Loan Pool Participations)
The composition of loans (before deducting the allowance for loan losses), was as follows:

	As of December 31,
	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$84,726	8.2%	$89,298	9.1%	$84,590	9.0%	$92,727	9.6%	$87,682	8.6%
Commercial and industrial	237,193	22.9	239,990	24.3	211,334	22.5	218,344	22.6	214,715	21.2
Credit cards	1,001	0.1	934	0.1	655	0.1	628	—	533	—
Overdrafts	759	0.1	885	0.1	491	0.1	643	—	1,002	0.1
Commercial real estate:
Construction & development	86,794	8.4	73,258	7.4	73,315	7.8	79,437	8.2	99,617	9.8
Farmland	81,063	7.8	74,454	7.6	76,345	8.1	88,747	9.2	94,012	9.3
Multifamily	47,758	4.6	34,719	3.5	33,451	3.6	32,455	3.4	32,122	3.2
Commercial real estate-other	224,369	21.7	213,608	21.7	210,131	22.4	196,025	20.3	195,393	19.3
Total commercial real estate	439,984	42.5	396,039	40.2	393,242	41.9	396,664	41.1	421,144	41.6
Residential real estate:
One- to four- family first liens	197,742	19.1	175,429	17.8	156,882	16.7	161,065	16.7	186,688	18.4
One- to four- family junior liens	55,134	5.3	63,419	6.4	69,112	7.4	73,665	7.6	77,377	7.6
Total residential real estate	252,876	24.4	238,848	24.2	225,994	24.1	234,730	24.3	264,065	26.0
Consumer	18,745	1.8	20,179	2.0	21,729	2.3	23,262	2.4	25,673	2.5
Total loans	$1,035,284	100.0%	$986,173	100.0%	$938,035	100.0%	$966,998	100.0%	$1,014,814	100.0%
Total assets	$1,792,819		$1,695,244		$1,581,259		$1,534,783		$1,508,962
Loans to total assets		57.7%		58.2%		59.3%		63.0%		67.3%
Our loan portfolio, before allowance for loan losses, increased 5.0% to $1.0 billion as of December 31, 2012 from $986.2 million at December 31, 2011. A significant portion of the overall loan increase occurred in one- to four- family first liens, which increased $22.3 million, or 12.7%, to $197.7 million as of December 31, 2012, from $175.4 million at December 31, 2011. This growth was primarily due to our strategic decision to retain up to $20.0 million of fixed rate loans originated with a maturity of 15 years or less in our own portfolio. Construction and development loans increased $13.5 million, or 18.5%, to $86.8 million as of December 31, 2012, compared to $73.3 million at December 31, 2011. This increase was primarily the result of the funding of two healthcare industry construction projects in our market. We expect this trend to continue once construction begins on two new assisted living projects in 2013. Multifamily real estate loans also increased to $47.8 million as of December 31, 2012, from $34.7 million at December 31, 2011, a change of $13.0 million, or 37.6%. The refinance from outside the Company of a property in our Iowa City market was the primary reason for this increase. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $293.0 million and $206.6 million as of December 31, 2012 and 2011, respectively.
Even with the blend of significant agricultural, manufacturing, academia and healthcare industries prevalent in our markets, we experienced sporadic demand for new non-real-estate debt in recent years. This trend, which we understand to be widespread in the United States, appears to be driven by depressed consumer confidence leading to a generally lower demand for debt financed purchases. Although we maintained prudent underwriting standards in 2012, when presented with opportunities to fund quality loans, we readily acted to assist our customers and communities. Nonetheless, our loan to deposit ratio decreased to 76.7% at year end 2012 from 79.5% at the end of 2011. The decline in this ratio is reflective of the ready availability of deposits in our footprint, and the modest demand for loans. While we continue to focus on quality loan growth, the continuing influx of deposits will make reaching our target range of “in the 80’s” difficult in the near future.
The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above, amounting to approximately $440.0 million and $396.0 million as of December 31, 2012 and 2011, respectively. Of this amount, $81.1 million, or 7.8%, was secured by farmland at December 31, 2012, compared to $74.5 million, or 7.6%, at December 31, 2011. Generally, these loans are collateralized by assets of the borrowers and are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities and rate types of selected loans at December 31, 2012:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due in			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$63,180	$15,667	$5,879	$84,726	$8,605	$54,575	$15,876	$5,670
Commercial and industrial	83,247	94,679	59,267	237,193	32,277	50,970	114,368	39,578
Credit cards	1,001	—	—	1,001	—	1,001	—	—
Overdrafts	759	—	—	759	759	—	—	—
Commercial real estate:
Construction & development	75,128	10,831	835	86,794	40,256	34,872	3,707	7,959
Farmland	10,792	40,783	29,488	81,063	10,622	170	40,618	29,653
Multifamily	4,909	36,162	6,687	47,758	4,909	—	39,192	3,657
Commercial real estate-other	37,761	154,632	31,976	224,369	35,848	1,913	161,992	24,616
Total commercial real estate	128,590	242,408	68,986	439,984	91,635	36,955	245,509	65,885
Residential real estate:
One- to four- family first liens	14,392	52,833	130,517	197,742	13,690	702	97,043	86,307
One- to four- family junior liens	2,610	13,764	38,760	55,134	1,801	809	22,185	30,339
Total residential real estate	17,002	66,597	169,277	252,876	15,491	1,511	119,228	116,646
Consumer	6,942	10,552	1,251	18,745	6,347	595	11,722	81
Total loans	$300,721	$429,903	$304,660	$1,035,284	$155,114	$145,607	$506,703	$227,860
Of the $373.5 million of variable rate loans, approximately $226.4 million, or 60.6%, are subject to interest rate floors, with a weighted average floor rate of 4.70%.
Nonperforming Assets
It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2012	2011	2010	2009	2008
(dollars in thousands)
90 days or more past due and still accruing interest	$572	$1,054	$1,579	$1,439	$3,024
Troubled debt restructure	7,144	6,135	5,797	2,555	424
Nonaccrual	2,938	10,917	12,405	9,885	11,785
Total nonperforming loans	10,654	18,106	19,781	13,879	15,233
Other real estate owned	3,278	4,033	3,850	3,635	996
Total nonperforming loans and nonperforming other assets	$13,932	$22,139	$23,631	$17,514	$16,229
Nonperforming loans to loans, before allowance for loan losses	1.03%	1.84%	2.11%	1.44%	1.50%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.35%	2.24%	2.52%	1.81%	1.60%
We experienced a decrease in total nonperforming assets during 2012 as compared to 2011. Total nonperforming assets were $13.9 million at December 31, 2012, compared to $22.1 million at December 31, 2011, a $8.2 million, or 37.1%, decrease. Nonperforming loans decreased $7.5 million during 2012, with a $0.7 million decrease in nonperforming other assets (other real estate owned). The largest category of nonperforming loans was commercial real estate loans, with a balance of $3.8 million at December 31, 2012. The remaining nonperforming loans consisted of $3.4 million in agricultural, $1.8 million in commercial and industrial, and $1.6 million in residential real estate loans. The decrease in other real estate owned (“OREO”) was primarily attributable to decreases in commercial real estate properties to $3.2 million at December 31, 2012 compared to $3.6 million at December 31, 2011, while single family residential OREO decreased to $0.1 million from $0.4 million for the same respective periods.

The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2012 and December 31, 2011:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
(in thousands)
2012
Agricultural	$—	$3,323	$64	$3,387
Commercial and industrial	85	953	757	1,795
Credit cards	30	—	—	30
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	78	149	227
Farmland	—	2,316	33	2,349
Multifamily	—	—	—	—
Commercial real estate-other	67	—	1,128	1,195
Total commercial real estate	67	2,394	1,310	3,771
Residential real estate:
One- to four- family first liens	311	313	550	1,174
One- to four- family junior liens	75	138	223	436
Total residential real estate	386	451	773	1,610
Consumer	4	23	34	61
Total	$572	$7,144	$2,938	$10,654
2011
Agricultural	$—	$3,323	$1,453	$4,776
Commercial and industrial	537	48	1,494	2,079
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	79	1,159	1,238
Farmland	—	—	2,927	2,927
Multifamily	—	—	259	259
Commercial real estate-other	49	2,081	1,507	3,637
Total commercial real estate	49	2,160	5,852	8,061
Residential real estate:
One- to four- family first liens	262	579	1,959	2,800
One- to four- family junior liens	206	—	125	331
Total residential real estate	468	579	2,084	3,131
Consumer	—	25	34	59
Total	$1,054	$6,135	$10,917	$18,106
Nonperforming loans decreased from $18.1 million, or 1.84% of total bank loans at December 31, 2011, to $10.7 million, or 1.03% of total bank loans at December 31, 2012. At December 31, 2012, nonperforming loans consisted of $2.9 million in nonaccrual loans, $7.1 million in troubled debt restructures and $0.6 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $10.9 million, troubled debt restructures of $6.1 million, and loans past due 90 days or more and still accruing of $1.1 million at December 31, 2011. The decrease in nonperforming loans is primarily due to the payoff of two agricultural credits totaling $1.8 million, the pay-down of a development loan of $1.1 million, and the reduction of 15 residential real estate loans totaling $1.5 million, all of which had been on nonaccrual. The change in troubled debt restructure is primarily attributable to the movement of a $1.0 million commercial real estate credit out of troubled debt restructure due to continued positive performance, combined with a $2.5 million nonaccrual farmland credit being reclassified as a troubled debt restructure due to a court ordered interest rate reduction in connection with a Chapter 12 bankruptcy. Bank loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) were $6.1 million at December 31, 2012, compared with $7.0 million at December 31, 2011. At December 31, 2012, other real estate owned (not included in nonperforming loans) was $3.3 million, down from $4.0 million at December 31, 2011. The allowance for loan losses represented 149.77% of nonperforming loans at December 31, 2012, compared with 86.58% of nonperforming loans at December 31, 2011.

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
The gross interest income that would have been recorded in the years ended December 31, 2012, 2011 and 2010 if the nonaccrual and troubled debt restructure loans had been current in accordance with their original terms was $2.2 million, $1.6 million, and $1.9 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.8 million, $0.4 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In addition to the non-performing and past due loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, it is possible that they never become non-performing. Such loans totaled $2.2 million at December 31, 2012.
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
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Company's loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires the top 50 lending relationships by total exposure as well as all classified and Watch rated credits over $250,000 be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to executive management.
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
During the year ended December 31, 2012 four loans were classified as new troubled debt restructures (“TDR”). One commercial and industrial loan was added to the TDR loan classification due to being extended and re-amortized to a longer period. This credit also experienced a payment default during 2012. Two farmland loans, both to the same borrower, were classified as new TDRs during 2012 due to a court ordered interest rate reduction in connection with a Chapter 12 bankruptcy. One one- to four- family junior lien was granted a rate concession due to borrower financial difficulties during 2012.
During the year ended December 31, 2011 nine loans were classified as new TDRs. One commercial and industrial loan was added to the TDR loan classification due to a partial charge-off of its outstanding principal and an adjustment to its terms granting a below market interest rate. Likewise, a construction and development loan was also added due to a partial balance charge-off and interest rate concession. Four commercial real estate loans, all to the same borrower, were classified as new TDRs during 2011 due to the extension of a forbearance agreement and the granting of a below market interest rate. These four credits also experienced a payment default during 2011. One commercial real estate loan that was a new TDR during 2011 due to a below market interest rate was on non-accrual at year-end. One- to four- family first lien restructures increased by one loan due to an interest rate concession. A commercial real estate loan TDR that was on non-accrual at December 31, 2010, was rewritten with a rate concession and had additional funds advanced in 2011, and was reported as a new TDR. During 2011, one restructured consumer loan that had been on non-accrual at year-end 2010 returned to accrual status. In addition, a commercial and industrial loan moved from being a performing TDR at December 31, 2010 to non-accruing at year-end 2011.
We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of December 31, 2012 and December 31, 2011 is as follows:

	December 31,
	2012	2011
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,144	$6,135
Not in compliance with modified terms - on nonaccrual status	551	1,035
Total restructured loans	$7,695	$7,170

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2012	2011	2010	2009	2008
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$1,035,284	$986,173	$938,035	$966,998	$1,014,814
Average amount of loans outstanding for the period (net of unearned interest)	$1,001,259	$953,392	$955,562	$990,540	$893,451
Allowance for loan losses at beginning of period (1)	$15,676	$15,167	$13,957	$10,977	$5,466
Charge-offs:
Agricultural	$—	$425	$1,347	$227	$416
Commercial and industrial	2,323	1,434	1,483	2,276	1,176
Credit cards	22	6	17	10	24
Overdrafts	41	78	59	105	150
Commercial real estate:
Construction & development	23	488	611	496	780
Farmland	—	—	—	35	15
Multifamily	—	58	—	74	45
Commercial real estate-other	106	734	870	131	965
Total commercial real estate	129	1,280	1,481	736	1,805
Residential real estate:
One- to four- family first liens	438	447	338	1,124	900
One- to four- family junior liens	99	56	103	405	319
Total residential real estate	537	503	441	1,529	1,219
Consumer	49	75	261	127	113
Total charge-offs	$3,101	$3,801	$5,089	$5,010	$4,903
Recoveries:
Agricultural	$507	$67	$5	$19	$2
Commercial and industrial	423	571	93	101	463
Credit cards	—	2	3	4	—
Overdrafts	8	19	15	13	6
Commercial real estate:
Construction & development	10	113	8	—	3
Farmland	1	2	1	1	39
Multifamily	—	—	—	15	—
Commercial real estate-other	13	29	141	20	1
Total commercial real estate	24	144	150	36	43
Residential real estate:
One- to four- family first liens	29	22	2	33	2
One- to four- family junior liens	2	11	56	42	33
Total residential real estate	31	33	58	75	35
Consumer	10	124	25	17	21
Total recoveries	$1,003	$960	$349	$265	$570
Net loans charged off	$2,098	$2,841	$4,740	$4,745	$4,333
Provision for loan losses	2,379	3,350	5,950	7,725	4,366
Allowance from acquired bank	—	—	—	—	5,478
Allowance for loan losses at end of period	$15,957	$15,676	$15,167	$13,957	$10,977
Net loans charged off to average loans	0.21%	0.30%	0.50%	0.48%	0.48%
Allowance for loan losses to total loans at end of period	1.54%	1.59%	1.62%	1.44%	1.08%
(1) Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan portfolio segments as of December 31 for each of the years indicated:

	December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$1,026	6.4%	$1,209	7.7%	$827	5.5%	$1,099	7.9%	$843	7.7%
Commercial and industrial	4,599	28.8	5,380	34.3	4,540	29.9	3,468	24.8	2,746	25.0
Commercial real estate	5,767	36.2	5,171	33.0	5,255	34.7	6,407	45.9	4,601	41.9
Residential real estate	3,007	18.9	3,501	22.3	2,776	18.3	2,412	17.3	2,603	23.7
Consumer	356	2.2	167	1.1	323	2.1	396	2.8	184	1.7
Unallocated	1,202	7.5	248	1.6	1,446	9.5	175	1.3	—	—
Total	$15,957	100.0%	$15,676	100.0%	$15,167	100.0%	$13,957	100.0%	$10,977	100.0%
This table indicates marginal growth in the allowance for loan losses as of December 31, 2012, as compared to December 31, 2011. The table also indicates significant growth in the allowance for loan losses in commercial real estate and commercial and industrial categories as of December 31, 2009, as compared to December 31, 2008. This increase was due primarily to the allocation of the $5.5 million of the allowance for loan losses shown as acquired from the Former MidWestOne at December 31, 2008, into the appropriate loan classes, causing the increases in those specific categories. The overall increase of $3.0 million, or 27% in 2009, reflects our increased provision for loan losses.
During the first quarter of 2012 we changed the historical charge-off component of the ALLL calculation from a five-year annual average to a rolling 20-quarter annual average. The historical charge-off portion is one of several factors used in establishing our reserve level for each loan type. We also enhanced our method for determining the loan type categories that individual loans are included in for ALLL purposes, which provides a more granular basis for computing the ALLL. Finally, all credit relationships with a balance less than $200,000 are now evaluated for ALLL adequacy purposes based solely on delinquency status, unless the loan has been placed on nonaccrual or is classified as a TDR. In the second quarter of 2012 we enhanced our ALLL methodology for credit relationships below $200,000 that are 60-89 days past due to better reflect the risk inherent in loans at this level of delinquency.  The loss allocation for these credits was increased to 25% of the historical loss given default for the respective loan categories. During the third quarter of 2012 we further enhanced our calculation methodology by expanding the number of qualitative factors used to calculate the ALLL from three to nine. This change will provide additional strength to and support for our process. There were no other changes to our ALLL calculation during the year of 2012, and these changes did not have a material impact on the allowance. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At December 31, 2012, there were eight owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 35 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on 12 of these equity loans and other financial institutions have the first lien on the remaining 23.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At December 31, 2012, reported TDRs were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Loan Pool Participations
As of December 31, 2012, we had loan pool participations of $35.7 million compared to $50.1 million at December 31, 2011, both net of an allowance for loan losses of $2.1 million. Loan pools are participation interests in performing, subperforming and nonperforming loans that have been purchased from various nonaffiliated banking organizations. The Former MidWestOne had engaged in this activity since 1988. The loan pool investment balance shown as an asset on our consolidated balance sheets represents the discounted purchase cost of the loan pool participations, net of the related allowance for loan losses. After extensive discussion and analysis of our current loan pool portfolio during 2010, we decided to exit this line of business as current balances pay down. As such, we did not acquire any new loan pool participations during 2012. As of December 31, 2012, the categories of loans by collateral type in the loan pool participations were commercial real estate - 64.4%, commercial and industrial loans - 6.3%, single-family residential real estate - 12.7% and other loans - 16.6%. We have minimal exposure in loan pool participations to consumer real estate, subprime credit or to construction and real estate development loans.
The net “all-in” yield (excluding purchase accounting adjustments and after all expenses) on loan pool participations was 4.44% and 1.85% for the years ended December 31, 2012 and 2011, respectively. The net yield was higher in 2012 than for 2011 primarily due to the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, despite recent results. We expect overall lower rates of return on the loan pool participations to continue in the future, as the percentage of performing credits in the portfolio continues to decrease.
The loans in the pools provide some geographic diversification to our balance sheet. As of December 31, 2012, loans in the southeast region of the United States represented approximately 41.4% of the total. The northeast region region was the next largest area with 30.6%, the central with 22.6%, followed by the southwest region with 4.7% and the northwest with 0.7%. The highest concentration of assets in any one state is Florida at approximately 24.1% of the basis total, with the next highest state level being Ohio at 14.4%, followed by New Jersey at 9.9%. As of December 31, 2012, approximately 64.5% of the loans were contractually current or less than 90 days past due, while 35.5% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 35.5% contractually past due total includes loans in litigation and foreclosed property. As of December 31, 2012 and 2011, loans in litigation totaled approximately $3.6 million and $6.1 million respectively, while foreclosed property was approximately $6.1 million and $12.0 million, respectively. As of December 31, 2012, our investment basis in loan pool participations was approximately 35.9% of the face amount of the underlying loans, compared to approximately 40.6% at December 31, 2011.
Intangible Assets
Intangible assets totaled $9.5 million and $10.2 million at December 31, 2012 and 2011, respectively. Intangible assets declined during the year ended December 31, 2012 by $0.7 million, primarily related to core deposit amortization during the year. We recorded $0.1 million of goodwill impairment charges in 2011, which represented all of the goodwill related to our insurance subsidiary, and no impairment charges during 2012 or 2010 related to our other intangible assets. This action was taken upon comparison of the subsidiary’s recent operating performance to that anticipated when we purchased the Butler-Brown insurance agency in Oskaloosa, Iowa, in December 2008.
Deposits
As indicated in the following table, the average balances of the interest-bearing demand deposit category as a percentage of average total deposits showed steady growth for the year ended December 31, 2012 compared to the years ended December 31, 2011, and December 31, 2010.
Non-interest-bearing accounts increased $21.8 million from year-end 2011 to December 31, 2012, of which $5.9 million was in public funds and $11.9 million was in commercial accounts. Interest-bearing demand deposits increased $51.0 million.  Of that increase, $14.6 million was in our Power Checking product, $11.6 million was in business money market accounts, and $10.7 million, was in personal money market accounts.  Personal savings accounts increased by $7.9 million. The aggregate balance of time deposits declined by $9.2 million from 2011 to 2012, primarily in deposits less than $100,000.

	Year Ended December 31,
	2012			2011			2010			2009			2008
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$170,841	12.8%	NA	$149,033	11.8%	NA	$138,682	11.6%	NA	$133,990	11.5%	NA	$118,764	11.7%	NA
Interest-bearing demand (NOW and money market)	521,757	39.1	0.58%	470,792	37.3	0.83%	420,557	35.3	1.01%	395,789	33.8	1.14%	283,016	27.9	1.45%
Savings	83,030	6.2	0.17	73,813	5.8	0.27	67,316	5.6	0.27	61,111	5.2	0.35	109,587	10.8	1.27
Time deposits	559,847	41.9	1.57	569,067	45.1	1.97	566,196	47.5	2.32	579,038	49.5	2.92	502,220	49.6	3.51
Total deposits	$1,335,475	100.0%	0.90%	$1,262,705	100.0%	1.21%	$1,192,751	100.0%	1.47%	$1,169,928	100.0%	1.85%	$1,013,587	100.0%	2.28%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2012 had the following maturities:

(in thousands)
Three months or less	$34,396
Over three through six months	66,084
Over six months through one year	62,597
Over one year	59,790
Total	$222,867
Federal Home Loan Bank Advances and Other Borrowings
The following table sets forth the distribution of borrowed funds and weighted average interest rates thereon at the end of each of the last three years. We utilize FHLB advances as an alternate source of funds to supplement deposits. Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions.

	December 31,
	2012		2011		2010
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
FHLB borrowings	$120,120	2.24%	$140,014	2.19%	$127,200	3.08%
Long-term debt	15,464	1.90	15,464	4.25	15,464	4.24
Federal funds purchased and repurchase agreements	68,823	0.30	57,207	0.55	50,194	0.70
Total	$204,407	1.56%	$212,685	1.90%	$192,858	2.55%
The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
(in thousands)
FHLB borrowings	$145,085	$144,961	$136,200
Long-term debt	15,464	15,464	15,584
Federal funds purchased and repurchase agreements	73,387	60,780	55,781
Total	$233,936	$221,205	$207,565
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
FHLB borrowings	$132,786	2.33%	$131,306	2.66%	$132,656	3.51%
Long-term debt	15,464	4.24	15,464	4.25	15,554	4.24
Federal funds purchased and repurchase agreements	56,716	0.36	48,410	0.56	43,545	0.70
Total	$204,966	1.93%	$195,180	4.25%	$191,755	2.93%

Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2012:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$535,356	$349,424	$168,831	$17,101	$—
Federal funds purchased and repurchase agreements	68,823	68,823	—	—	—
FHLB borrowings	120,120	40,300	59,820	15,000	5,000
Long-term debt	15,464	—	—	—	15,464
Noncancelable operating leases and capital lease obligations	590	95	278	165	52
Total	$740,353	$458,642	$228,929	$32,266	$20,516
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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance sheet transactions are more fully discussed in Note 16 to our consolidated financial statements.
The following table summarizes our off-balance sheet commitments by expiration period, as of December 31, 2012:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to extend credit	$287,194	$110,869	$176,325	$—	$—
Commitments to sell loans	1,195	1,195	—	—	—
Standby letters of credit	4,619	4,583	—	36	—
Total	$293,008	$116,647	$176,325	$36	$—
Capital Resources
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2012, MidWestOne Financial Group, Inc. had a total capital to total risk-weighted asset ratio of 14.03%, a Tier 1 capital to risk-weighted asset ratio of 12.78% and a Tier 1 leverage ratio of 9.82%; MidWestOne Bank had ratios of 12.77%, 11.52%, and 8.83%, respectively. MidWestOne Bank exceeds the regulatory capital guidelines necessary to be considered well-capitalized.
On July 6, 2011, the Company completed the redemption of the 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which had been issued to the U.S. Department of the Treasury (”Treasury”) under the Capital Purchase Program, for a total of $16.1 million, consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends. On July 27, 2011, the Company also repurchased for $1.0 million, the common stock warrant it had issued to Treasury. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share. Although these transactions resulted in a decrease in the Company’s capital level, management and our board of directors view our ability to exit TARP without conducting a dilutive capital raise as a significant positive for our shareholders.

On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had remained at December 31, 2012. Pursuant to the program, the Company may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. For the year of 2012 we repurchased a total of 104,518 shares of common stock at a cost of $1.8 million.
During 2012, 55,986 shares were issued in connection with the exercise of previously issued stock options, and 15,268 shares were surrendered in connection with the exercise of such options. On January 17, 2012, 22,232 restricted stock units were granted to certain directors and officers. During 2012, 15,810 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,052 shares were surrendered by grantees to satisfy tax requirements.
On February 15, 2013, we renewed a universal shelf-registration statement registering for future sale of up to $25.0 million of securities from time to time in one or more offerings. Given the potential growth opportunities available and the difficult credit market currently facing financial institutions, we believe that it is prudent to have all options available to raise additional capital. Difficult economic conditions present both challenges and opportunities. Thus, we have positioned ourselves to raise additional capital in an efficient manner for both organic and external growth opportunities if such opportunities arise.
Liquidity
Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis. We adjusted our investments in liquid assets based upon management’s assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. Excess liquidity is invested generally in short-term U.S. government and agency securities, short and medium-term state and political subdivision securities, and other investment securities.
Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period.
Liquid assets on hand are summarized in the table below:

	Years Ended December 31,
	2012	2011	2010
	Balance	Balance	Balance
(dollars in thousands)
Cash and due from banks	$30,197	$28,155	$13,720
Interest-bearing deposits	16,242	4,468	6,077
Federal funds sold	752	—	726
Total	$47,191	$32,623	$20,523
Percentage of average total assets	2.7%	2.0%	1.3%
Our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our Federal Funds lines of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate advances from the FHLB that were obtained at a more favorable cost than deposits. We generally managed the pricing of our deposits to maintain a steady deposit base but from time to time decided not to pay rates on deposits as high as our competition.
As of December 31, 2012, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures have a 35-year term. One-half of the balance had a fixed interest rate of 6.48% until December 15, 2012, while the other one-half had a variable rate of three-month LIBOR plus 1.59%. On December 15, 2012, the entire balance became variable rate, tied to the three-month LIBOR plus 1.59%. At December 31, 2012 the interest rate was 1.90%.

Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $22.5 million for the year ended December 31, 2012 and $23.7 million for the year ended December 31, 2011.
As of December 31, 2012, we had outstanding commitments to extend credit to borrowers of $287.2 million, standby letters of credit of $4.6 million, and commitments to sell loans of $1.2 million. Certificates of deposit maturing in one year or less totaled $349.4 million as of December 31, 2012. We believe that a significant portion of these deposits will remain with us upon maturity.
Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincide with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans held by financial institutions. In addition, higher short-term interest rates caused by inflation tend to increase financial institutions’ cost of funds. In other years, the reverse situation may occur.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which changed the wording used to describe many of the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarified the FASB’s intent about the application of existing fair value measurement requirements, while other amendments changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update were to be applied prospectively, and early application by public entities was not permitted. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012, and the adoption did not have a material effect on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity, among other amendments in this update. The amendments require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are to be applied retrospectively, with early adoption permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Update 2011-12 defers those changes outlined in Update 2011-05 that relate to how and where reclassification adjustments are presented. While the FASB is considering the operational concerns about the presentation requirements for classification adjustments, entities will continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before Update 2011-05. The amendments are effective at the same time as the amendments in Update 2011-05, and did not have a material effect on the Company’s consolidated financial statements.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under this update, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update seeks to to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

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
In addition to interest rate risk, recent economic conditions have made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash provided by operating activities was $22.5 million during 2012, compared with $23.7 million in 2011 and $20.5 million in 2010. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $0.8 million inflow for 2012, compared to a net outflow of $1.3 million for 2011 and a $0.5 million inflow for 2010.
Net cash used in investing activities was $88.4 million during 2012, compared with $98.1 million in 2011 and $66.7 million in 2010. During 2012, 2011, and 2010, securities transactions accounted for a net outflow of $53.9 million, $60.4 million, and $99.2 million, respectively. Net origination of loans and principal received from loan pools resulted in $39.2 million in cash outflow for 2012, compared to a $37.0 million outflow for 2011 and a $37.7 million inflow in 2010.
Net cash provided by financing activities was $80.4 million during 2012, compared with $86.5 million in 2011 and $39.2 million in 2010. Sources of cash for 2012 included a $93.1 million increase in net deposits and a net increase in securities sold under agreements to repurchase of $20.5 million, partially offset by a net decrease of $20.0 million in FHLB borrowings, and a net decrease of $8.9 million in federal funds purchased. Increases in deposits of $87.3 million in 2011 and $39.5 million in 2010, and a net increase of $13.0 million in FHLB borrowings in 2011, were main sources of cash inflows in those periods. These increases were partially offset by the $16.0 million cash outflow related to the redemption of preferred stock issued in connection with our participation in the U.S. Treasury’s Capital Purchase Program in 2011, and a net decrease in FHLB borrowings of $13.0 million in 2011, and a $3.0 million decrease in FHLB borrowings in 2010.
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
FHLB Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB advances are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 25% of total assets. Currently, the Bank has a $218.0 million advance limit with $120.1 million in outstanding advances as of December 31, 2012, leaving $97.9 million available for liquidity needs as of year-end 2012. These advances are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits: The Bank has brokered CD lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed these limits. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit the Bank from using brokered deposits altogether. The Bank had $22.4 million in brokered deposits through the CDARS program, and $20.8 million through the ICS program as of December 31, 2012. Both the CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2012.
Federal Reserve Bank Discount Window: The FRB Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2012, the Bank has municipal securities with an approximate market value of $13.2 million pledged, for liquidity purposes.

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
The Bank utilizes a third party to perform interest rate risk analysis, which utilizes a modeling program to measure the Bank’s exposure to potential interest rate changes. Measuring and managing interest rate risk is a dynamic process that management performs continually with the objective of maintaining a stable net interest margin. This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks.” Management considers net interest income simulation as the best method to evaluate short-term interest rate risk (one-year time frame). The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year timeframes; and second, the impact on the market value of equity. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost/benefit of hedging strategies.

The following table shows the anticipated effect on net interest income from parallel shocks (up and down) in interest rates over the subsequent twelve month period. As of December 31, 2012, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decline in net interest income of approximately $1.3 million, or 2.3%. Although unlikely in the current low interest rate environment, a 200 basis point decrease in rates would increase net interest income by approximately $1.8 million, or 3.1%. As part of a strategy to mitigate margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining the margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2012
Dollar change	$1,750	$1,044	$(859)	$(1,251)
Percent change	3.1%	1.9%	(1.5)%	(2.3)%

December 31, 2011
Dollar change	$1,350	$526	$(689)	$(691)
Percent change	2.5%	1.0%	(1.3)%	(1.3)%
The table below shows a positive (asset-sensitive) rate-sensitivity gap of $6.9 million in the one- to three-month repricing category as more assets were subject to repricing during that time period than liabilities. On a cumulative basis, the gap remains asset-sensitive, as our assets subject to repricing exceed our liabilities subject to repricing in every period except three years or more. This static analysis does not capture the effect that rising interest rates are expected to have on loan prepayments. As rates rise, borrowers have little incentive to pay off fixed rate loans prior to maturity. This causes asset classes such as mortgage loans, commercial real estate and portions of the investment portfolio to experience a slow-down in principal pay offs when rates rise. This explains the difference between gap analysis showing asset sensitivity and the net interest income simulation which indicates a decrease in income as rates rise.

	Three	Over Three	One to	Three
	Months	Months to	Three	Years
	or Less	One Year	Years	or More	Total
(dollars in thousands)
Interest earning assets:
Loans and loan pool participations, net	$316,301	$247,330	$341,238	$150,108	$1,054,977
Investment securities:
Taxable investments	16,923	80,460	113,776	214,569	425,728
Tax exempt investments	534	16,690	28,570	118,688	164,482
Total investment securities	17,457	97,150	142,346	333,257	590,210
Federal funds and interest-bearing balances	16,994	—	—	—	16,994
Total interest earning assets	$350,752	$344,480	$483,584	$483,365	$1,662,181

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$169,533	$—	$122,001	$382,352	$673,886
Time certificates of deposit	83,409	265,958	168,875	17,114	535,356
Total deposits	252,942	265,958	290,876	399,466	1,209,242
Federal funds purchased and repurchase agreements	67,485	1,338	—	—	68,823
Federal Home Loan Bank borrowings	8,000	32,300	59,900	19,920	120,120
Other long-term debt	15,464	—	—	—	15,464
Total interest-bearing liabilities	$343,891	$299,596	$350,776	$419,386	$1,413,649
Interest sensitivity gap per period	$6,861	$44,884	$132,808	$63,979
Cumulative interest sensitivity gap	$6,861	$51,745	$184,553	$248,532
Interest sensitivity gap ratio	1.02	1.15	1.38	1.15
Cumulative interest sensitivity gap ratio	1.02	1.08	1.19	1.18

In the table above, NOW accounts and savings deposits are allocated across the repricing buckets based on deposit studies of account behavior.

MidWestOne’s funds management policy requires the subsidiary bank to maintain a cumulative rate-sensitivity ratio of 0.75 to 1.25 in the one-year timeframe. As of December 31, 2012, the Bank was within all of its interest rate risk guidelines.
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
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Des Moines, Iowa
March 7, 2013

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(in thousands)

	2012	2011
ASSETS
Cash and due from banks	$30,197	$28,155
Interest-bearing deposits in banks	16,242	4,468
Federal funds sold	752	—
Cash and cash equivalents	47,191	32,623
Investment securities:
Available for sale	557,541	534,080
Held to maturity (fair value 2012 $32,920; 2011 $2,042)	32,669	2,036
Loans held for sale	1,195	1,955
Loans	1,035,284	986,173
Allowance for loan losses	(15,957)	(15,676)
Net loans	1,019,327	970,497
Loan pool participations, net	35,650	50,052
Premises and equipment, net	25,609	26,260
Accrued interest receivable	10,292	10,422
Intangible assets, net	9,469	10,247
Bank-owned life insurance	28,676	27,723
Other real estate owned	3,278	4,033
Assets held for sale	764	—
Deferred income taxes	776	3,654
Other assets	20,382	21,662
Total assets	$1,792,819	$1,695,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$190,491	$161,287
Interest-bearing checking	582,283	499,905
Savings	91,603	71,823
Certificates of deposit under $100,000	312,489	346,858
Certificates of deposit $100,000 and over	222,867	226,769
Total deposits	1,399,733	1,306,642
Federal funds purchased	—	8,920
Securities sold under agreements to repurchase	68,823	48,287
Federal Home Loan Bank borrowings	120,120	140,014
Deferred compensation liability	3,555	3,643
Long-term debt	15,464	15,464
Accrued interest payable	1,475	1,530
Other liabilities	9,717	14,250
Total liabilities	1,618,887	1,538,750
Shareholders’ equity:
Preferred stock, no par value, with a liquidation preference of $1,000 per share; authorized 500,000 shares; no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $1 par value; authorized 15,000,000 shares at December 31, 2012 and December 31, 2011; issued 8,690,398 shares at December 31, 2012 and December 31, 2011; outstanding 8,480,488 shares at December 31, 2012 and 8,529,530 shares at December 31, 2011	8,690	8,690
Additional paid-in capital	80,383	80,333
Treasury stock at cost, 209,910 shares at December 31, 2012 and 160,868 shares at December 31, 2011	(3,316)	(2,312)
Retained earnings	79,995	66,299
Accumulated other comprehensive income	8,180	3,484
Total shareholders' equity	173,932	156,494
Total liabilities and shareholders' equity	$1,792,819	$1,695,244

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011, and 2010
(in thousands, except per share amounts)

	2012	2011	2010
Interest income:
Interest and fees on loans	$51,355	$52,163	$54,731
Interest and discount on loan pool participations	1,978	1,108	2,631
Interest on bank deposits	54	36	34
Interest on federal funds sold	1	1	6
Interest on investment securities:
Taxable securities	10,836	10,934	9,667
Tax-exempt securities	5,078	4,339	3,912
Total interest income	69,302	68,581	70,981
Interest expense:
Interest on deposits:
Interest-bearing checking	3,007	3,891	4,260
Savings	143	200	183
Certificates of deposit under $100,000	5,885	7,920	9,538
Certificates of deposit $100,000 and over	2,929	3,311	3,599
Total interest expense on deposits	11,964	15,322	17,580
Interest on federal funds purchased	12	8	6
Interest on securities sold under agreements to repurchase	192	264	297
Interest on Federal Home Loan Bank borrowings	3,094	3,494	4,650
Interest on other borrowings	34	38	49
Interest on long-term debt	656	657	534
Total interest expense	15,952	19,783	23,116
Net interest income	53,350	48,798	47,865
Provision for loan losses	2,379	3,350	5,950
Net interest income after provision for loan losses	50,971	45,448	41,915
Noninterest income:
Trust, investment, and insurance fees	4,995	4,537	4,556
Service charges and fees on deposit accounts	3,247	3,702	4,042
Mortgage origination and loan servicing fees	3,578	2,691	3,506
Other service charges, commissions and fees	2,316	2,540	2,563
Bank-owned life insurance income	953	951	685
Impairment losses on investment securities	—	—	(189)
Gain on sale or call of available for sale securities	805	490	453
Gain (loss) on sale of premises and equipment	4,188	(195)	(709)
Total noninterest income	20,082	14,716	14,907
Noninterest expense:
Salaries and employee benefits	30,684	23,194	23,170
Net occupancy and equipment expense	6,246	6,537	6,566
Professional fees	2,758	2,825	2,734
Data processing expense	1,679	1,670	1,702
FDIC insurance expense	1,224	1,612	2,850
Amortization of intangible assets	778	896	1,029
Other operating expense	5,591	5,501	5,238
Total noninterest expense	48,960	42,235	43,289
Income before income tax expense	22,093	17,929	13,533
Income tax expense	5,342	4,612	3,403
Net income	$16,751	$13,317	$10,130
Less: Preferred stock dividends and discount accretion	$—	$645	$868
Net income available to common shareholders	$16,751	$12,672	$9,262
Earnings per share:
Basic	$1.97	$1.47	$1.08
Diluted	$1.96	$1.47	$1.07

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Net income	$16,751	$13,317	$10,130

Other comprehensive income (loss), net of tax:
Investment securities avalable for sale:
Unrealized holding gains (losses) arising during period	2,336	11,818	(1,753)
Reclassification adjustment for gains included in net income	(805)	(490)	(453)
Income tax (expense) benefit	(577)	(4,227)	826
Other comprehensive income (loss) on available for sale securities	954	7,101	(1,380)

Defined benefit pension:
Reclassification of pension plan expense due to plan settlement	5,968	—	—
Net loss arising during period	—	(2,970)	(376)
Amortization of net actuarial gains included in net periodic pension cost	—	155	114
Amortization of transition obligation included in net periodic pension cost	—	(41)	(41)
Income tax (expense) benefit	(2,226)	1,065	113
Other comprehensive income (loss) on defined benefit pension plan	3,742	(1,791)	(190)
Total other comprehensive income (loss)	$4,696	$5,310	$(1,570)
Comprehensive income	$21,447	$18,627	$8,560
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011, and 2010
(in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$15,699	$8,690	$81,179	$(1,183)	$48,079	$(256)	$152,208
Net income	—	—	—	—	10,130	—	10,130
Dividends paid on common stock ($0.20 per share)	—	—	—	—	(1,722)	—	(1,722)
Dividends paid on preferred stock	—	—	—	—	(800)	—	(800)
Stock options exercised (3,953 shares)	—	—	(23)	53	—	—	30
Release/lapse of restriction on RSUs (5,604 shares)	—	—	(78)	78	—	—	—
Preferred stock discount accretion	68	—	—	—	(68)	—	—
Stock compensation	—	—	190	—	—	—	190
Other comprehensive loss, net of tax	—	—	—	—	—	(1,570)	(1,570)
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$55,619	$(1,826)	$158,466
Net income	—	—	—	—	13,317	—	13,317
Dividends paid on common stock ($0.22 per share)	—	—	—	—	(1,891)	—	(1,891)
Dividends paid on preferred stock	—	—	—	—	(513)	—	(513)
Stock options exercised (6,832 shares)	—	—	(17)	97	—	—	80
Release/lapse of restriction on RSUs (10,850 shares)	—	—	(138)	141	—	—	3
Redemption of preferred stock (16,000 shares)	(16,000)	—	—	—	—	—	(16,000)
Repurchase of common stock warrant	—	—	(1,000)	—	—	—	(1,000)
Repurchase of common stock (102,190 shares)	—	—	—	(1,498)	—	—	(1,498)
Preferred stock discount accretion	233	—	—	—	(233)	—	—
Stock compensation	—	—	220	—	—	—	220
Other comprehensive income, net of tax	—	—	—	—	—	5,310	5,310
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$66,299	$3,484	$156,494
Net income	—	—	—	—	16,751	—	16,751
Dividends paid on common stock ($0.36 per share)	—	—	—	—	(3,055)	—	(3,055)
Stock options exercised (55,986 shares)	—	—	(16)	593	—	—	577
Release/lapse of restriction on RSUs (15,810 shares)	—	—	(200)	213	—	—	13
Repurchase of common stock (104,518 shares)	—	—	—	(1,810)	—	—	(1,810)
Stock compensation	—	—	266	—	—	—	266
Other comprehensive income, net of tax	—	—	—	—	—	4,696	4,696
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$79,995	$8,180	$173,932

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$16,751	$13,317	$10,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,379	3,350	5,950
Depreciation, amortization and accretion	5,422	5,322	5,742
(Gain) loss on sale of premises and equipment	(4,188)	195	709
Deferred income taxes	75	(386)	(329)
Stock-based compensation	266	220	190
Net gain on sale or call of available for sale securities	(805)	(490)	(453)
Net gain on sale of other real estate owned	(196)	(194)	(301)
Net gain on sale of loans held for sale	(2,157)	(1,324)	(1,942)
Writedown of other real estate owned	326	132	112
Other-than-temporary impairment of investment securities	—	—	189
Origination of loans held for sale	(152,389)	(108,846)	(172,209)
Proceeds from sales of loans held for sale	155,306	108,917	174,657
Recognition of previously deferred expense related to pension plan settlement	3,002	—	—
Pension plan contribution	(3,031)	—	(2,000)
Decrease in accrued interest receivable	130	226	886
Increase in cash value of bank-owned life insurance	(953)	(951)	(654)
Decrease (increase) in other assets	1,280	(1,714)	(557)
Decrease in deferred compensation liability	(88)	(69)	(120)
Increase in accounts payable, accrued expenses, and other liabilities	1,409	6,030	478
Net cash provided by operating activities	$22,539	$23,735	$20,478
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$18,307	$—	$16,948
Proceeds from maturities and calls of available for sale securities	130,432	135,954	176,160
Purchases of available for sale securities	(172,060)	(198,364)	(296,271)
Proceeds from maturities and calls of held to maturity securities	722	2,000	3,966
Purchases of held to maturity securities	(31,348)	—	—
(Increase) decrease in loans	(53,560)	(52,848)	20,480
Decrease in loan pool participations, net	14,402	15,819	17,181
Purchases of premises and equipment	(3,518)	(2,749)	(3,339)
Proceeds from sale of other real estate owned	2,976	1,748	3,717
Proceeds from sale of premises and equipment	5,244	297	2,426
Purchases of bank-owned life insurance	—	—	(8,000)
Net cash used in investing activities	$(88,403)	$(98,143)	$(66,732)
Cash flows from financing activities:
Net increase in deposits	$93,091	$87,314	$39,460
Net (decrease) increase in federal funds purchased	(8,920)	8,920	(1,875)
Net increase (decrease) in securities sold under agreements to repurchase	20,536	(1,907)	7,096
Proceeds from Federal Home Loan Bank borrowings	20,000	56,000	40,000
Repayment of Federal Home Loan Bank borrowings	(40,000)	(43,000)	(43,000)
Stock options exercised	590	83	30
Dividends paid	(3,055)	(2,404)	(2,522)
Repurchase of common stock	(1,810)	(1,498)	—
Redemption of preferred stock	—	(16,000)	—
Repurchase of common stock warrant	—	(1,000)	—
Net cash provided by financing activities	$80,432	$86,508	$39,189
Net increase (decrease) in cash and cash equivalents	$14,568	$12,100	$(7,065)
Cash and cash equivalents:
Beginning of period	32,623	$20,523	$27,588
Ending balance	$47,191	$32,623	$20,523
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$16,007	$20,124	$23,493
Income taxes	5,169	4,172	4,837
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$2,351	$1,869	$3,743
Transfer of property to assets held for sale	764	—	—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: The Company is a bank holding company registered under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns 100% of the outstanding common stock of MidWestOne Bank, Iowa City, and 100% of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. MidWestOne Bank (the “Bank”) is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management area of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing other management services to customers.

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

Certain significant estimates: The allowance for loan losses and the fair values of investment securities and other financial instruments involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

In the normal course of business, MidWestOne may enter into a transaction with a variable interest entity (“VIE”). VIEs are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires MidWestOne to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate the VIE. MidWestOne does not have any ownership interest in or exert any control over the entity, and thus it is not included in the consolidated financial statements. The investment in non-marketable loan participation certificates for which MidWestOne does not have the ability to exert significant influence are accounted for using the cost method.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company carries its investment securities at fair value, and the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are required to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) discussed in more detail in Note 18 to the consolidated financial statements. Available for sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized.

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

The Company carries its investment in the loan pools as a separate earning asset on the consolidated balance sheets. Principal or interest restructures, write-downs, or write-offs within the pools are not included in the Company’s disclosures for its loan portfolio, and foreclosed property from loans associated with the pools is not included in other real estate owned on the consolidated balance sheets. The loan pool participations are managed by a non-affiliate servicer operating in Omaha, Nebraska.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan pool participations are shown on the Company’s consolidated balance sheets as a separate asset category. The original carrying value of loan pool participations represents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the servicer. The Company’s investment balance is reduced as the servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

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

The Company has developed and implemented procedures to determine if accretion of the discount (“accretable yield”) on the purchased loans in a pool is required under ASC Topic 310. Given the impaired nature of the loan pools typically purchased, the individual loans were evaluated for ASC Topic 310 purposes by the end of a six-month window from the date of purchase. This provided time to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans were evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower’s financial condition. If all the criteria were met, the Company utilizes the accounting treatment for that individual loan required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash-basis of accounting.

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

Interest income is only recognized when collected and actually remitted to the Company by the servicer for those loans subject to nonaccrual status in accordance with ASC Topic 310. Many of the pools that have been purchased by the servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the servicer is reflected in the Company’s consolidated financial statements as interest income and is included as part of interest and discount on loan pool participations.

Loans held for sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price plus the value of servicing rights, less the carrying value of the related mortgage loans sold.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include: payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.

Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment unless they meet the definition of a troubled debt restructure.

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

Credit-related financial instruments: In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. The Bank records a liability to the extent losses on its commitments to lend are probable.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. The estimated useful lives and primary method of depreciation for the principal items are as follows:

	Years
Type of Assets	Minimum		Maximum	Depreciation Method

Buildings and leasehold improvements	10	-	30	Straight-line
Furniture and equipment	3	-	10	Straight-line
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

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2012 and 2011.

Any interest and penalties related to income taxes would be recorded as other operating expense in the consolidated statements of operations.

Preferred Stock: On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (”Preferred Stock”), together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16.0 million. Upon issuance, the fair values of the senior preferred stock and the common stock warrants were computed as if the securities were issued on a stand-alone basis.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock: On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company’s outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. On October 18, 2011, our Board of Directors amended the Company’s share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. For the year of 2012 we repurchased a total of 104,518 shares of common stock at a cost of $1.8 million, with $2.4 million remaining in the current share repurchase program at December 31, 2012 .

On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of shareholders’ equity on the consolidated balance sheets, and are disclosed in the consolidated statements of comprehensive income.

The components of accumulated other comprehensive income, included in shareholders’ equity, net of tax, are as follows:

	Year Ended December 31,
	2012	2011	2010
(in thousands)
Unrealized gains on securities available for sale, net of tax	$11,446	$10,492	$3,392
Cumulative effect of FASB ASC 320, net of tax	(3,266)	(3,266)	(3,266)
Unrealized loss on pension, net of tax	—	(3,742)	(1,952)
Accumulated other comprehensive income (loss), net of tax	$8,180	$3,484	$(1,826)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2012
U.S. Government agencies and corporations	$68,707	$1,132	$56	$69,783
State and political subdivisions	206,392	11,752	125	218,019
Mortgage-backed securities and collateralized mortgage obligations	236,713	6,433	28	243,118
Corporate debt securities	25,839	360	1,259	24,940
Total debt securities	537,651	19,677	1,468	555,860
Other equity securities	1,637	109	65	1,681
Total investment securities	$539,288	$19,786	$1,533	$557,541

December 31, 2011
U.S. Government agencies and corporations	$55,851	$1,142	$12	$56,981
State and political subdivisions	209,094	10,222	55	219,261
Mortgage-backed securities and collateralized mortgage obligations	238,641	6,161	—	244,802
Corporate debt securities	12,578	203	1,176	11,605
Total debt securities	516,164	17,728	1,243	532,649
Other equity securities	1,194	237	—	1,431
Total investment securities	$517,358	$17,965	$1,243	$534,080

The amortized cost and fair value of investment securities held-to-maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2012
State and political subdivisions	$19,278	$199	$57	$19,420
Mortgage-backed securities	10,133	121	—	10,254
Corporate debt securities	3,258	—	12	3,246
Total	$32,669	$320	$69	$32,920

December 31, 2011
State and political subdivisions	$1,119	$2	$—	$1,121
Mortgage-backed securities	46	4	—	50
Corporate debt securities	871	—	—	871
Total	$2,036	$6	$—	$2,042

Investment securities with a carrying value of $178.7 million and $143.5 million at December 31, 2012 and 2011, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents information pertaining to securities with gross unrealized losses as of December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$15,359	$56	$—	$—	$15,359	$56
State and political subdivisions	27	7,221	125	—	—	7,221	125
Mortgage-backed securities and collateralized mortgage obligations	2	10,919	28	—	—	10,919	28
Corporate debt securities	9	14,672	242	755	1,017	15,427	1,259
Other equity securities	1	754	65	—	—	754	65
Total	41	$48,925	$516	$755	$1,017	$49,680	$1,533

		As of December 31, 2011
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$5,412	$12	$—	$—	$5,412	$12
State and political subdivisions	14	3,449	46	866	9	4,315	55
Corporate debt securities	6	4,975	210	806	966	5,781	1,176
Total	21	$13,836	$268	$1,672	$975	$15,508	$1,243

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	11	$3,672	$57	$—	$—	$3,672	$57
Corporate debt securities	1	2,371	12	—	—	2,371	12
Total	12	$6,043	$69	$—	$—	$6,043	$69

There were no held to maturity securities with gross unrealized losses as of December 31, 2011.

The Company’s assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.

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

At December 31, 2012, approximately 63% of the municipal obligations held by the Company were Iowa-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of December 31, 2012 and 2011.

At December 31, 2012, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.8 million. The book value of these securities as of this date totaled $1.8 million after other-than-temporary impairment charges during 2008, 2009, and 2010. All of the Company’s trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody’s Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems. Due to continued market deterioration in these securities during 2009 and 2010, additional pre-tax charges to earnings were recorded. No additional charges have been recognized during 2011 or 2012. The market for these securities is considered to be inactive. The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other-than-temporary impairment. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.

As of December 31, 2012, the Company also owned $1.7 million of equity securities in banks and financial service-related companies. Equity securities are considered to have other-than-temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. During 2012, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	Year Ended December 31,
	2012	2011
(in thousands)
Beginning balance	$2,802	$2,802
Additional credit losses:
Securities with no previous other than temporary impairment	—	—
Securities with previous other than temporary impairments	—	—
Ending balance	$2,802	$2,802

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

The contractual maturity distribution of investment debt securities at December 31, 2012, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$19,656	$19,949	$525	$526
Due after one year through five years	92,562	96,312	2,759	2,747
Due after five years through ten years	126,758	132,589	7,179	7,338
Due after ten years	61,962	63,892	12,073	12,055
Mortgage-backed securities and collateralized mortgage obligations	236,713	243,118	10,133	10,254
Total	$537,651	$555,860	$32,669	$32,920

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Other equity securities available for sale with an amortized cost of $1.6 million and a fair value of $1.7 million are also excluded from this table.

Proceeds from the sales of investment securities available for sale during 2012 were $18.3 million. During 2011 there were no sales of investment securities available for sale, as realized gains during 2011 were the result of the accelerated maturity of certain debt securities possessing a call feature, while in 2010 sale proceeds were $16.9 million.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at December 31, 2012 and December 31, 2011 was $11.1 million and $12.2 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values for this security, it is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$424	$490	$617
Gross realized losses	—	—	(1)
Other-than-temporary impairment	—	—	(189)
	424	490	427
Equity securities:
Gross realized gains	381	—	50
Gross realized losses	—	—	(213)
Other-than-temporary impairment	—	—	—
	381	—	(163)
Total net realized gains and losses	$805	$490	$264

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans Receivable and the Allowance for Loan Losses

The composition of loans and loan pool participations by portfolio segment, as of and for the years ended December 31, 2012 and 2011, were as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	For the Years Ended December 31, 2012 and 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Allowance for loan losses:
Individually evaluated for impairment	$159	$295	$293	$136	$6	$—	$889
Collectively evaluated for impairment	867	4,304	5,474	2,871	350	1,202	15,068
Total	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Loans acquired with deteriorated credit quality (loan pool participations)	$4	$77	$673	$240	$15	$1,125	$2,134
Loans receivable
Individually evaluated for impairment	$3,323	$1,806	$5,342	$886	$37	$—	$11,394
Collectively evaluated for impairment	81,403	236,810	434,642	251,990	19,045	—	1,023,890
Total	$84,726	$238,616	$439,984	$252,876	$19,082	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)*	$76	$2,379	$24,346	$4,788	$67	$6,128	$37,784

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Allowance for loan losses:
Individually evaluated for impairment	$247	$793	$272	$252	$8	$—	$1,572
Collectively evaluated for impairment	962	4,587	4,899	3,249	159	248	14,104
Total	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Loans acquired with deteriorated credit quality (loan pool participations)	$7	$219	$666	$346	$56	$840	$2,134
Loans receivable
Individually evaluated for impairment	$4,776	$2,550	$9,619	$2,736	$58	$—	$19,739
Collectively evaluated for impairment	84,522	238,636	386,420	236,112	20,744	—	966,434
Total	$89,298	$241,186	$396,039	$238,848	$20,802	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)*	$90	$3,793	$30,523	$5,694	$124	$11,962	$52,186
* The amount shown as “Unallocated” represents the carrying value of other real estate owned within the loan pool participation portfolio total.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses by portfolio segment, as of and for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2012, 2011, and 2010
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(2,345)	(129)	(537)	(90)	—	(3,101)
Recoveries	507	423	24	31	18	—	1,003
Provision	(690)	1,141	701	12	261	954	2,379
Ending balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(425)	(1,440)	(1,280)	(503)	(153)	—	(3,801)
Recoveries	67	573	144	33	143	—	960
Provision	740	1,707	1,052	1,195	(146)	(1,198)	3,350
Ending balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
2010
Beginning balance	$1,099	$3,468	$6,407	$2,412	$396	$175	$13,957
Charge-offs	(1,347)	(1,500)	(1,481)	(441)	(320)	—	(5,089)
Recoveries	5	96	150	58	40	—	349
Provision	1,070	2,476	179	747	207	1,271	5,950
Ending balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167

Loan Portfolio Segment Risk Characteristics
Agricultural - Agricultural loans, most of which are secured by crops, livestock, and machinery, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and financial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company’s ability to establish relationships with the area’s largest businesses. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the United States economy does not meaningfully improve, this could harm or continue to harm, as the case may be, the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Commercial Real Estate - The Company offers mortgage loans to commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. The market value of real estate securing commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of such loans. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

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

When it is determined that a loan requires partial or full charge-off, a request for approval of a charge-off is submitted to the Bank’s President, Executive Vice President of Lending, and the Senior Regional Loan officer. The Bank’s Board of Directors formally approves all loan charge-offs at the next regularly scheduled meeting. Once a loan is charged-off, it cannot be restructured and returned to the Bank’s books.

The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover probable losses without eroding the Company’s capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company’s policy permits an “unallocated” allowance between 15% above and 5% below the “indicated reserve.” These unallocated amounts are present due to the inherent imprecision in the ALLL calculation.

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

The level of individual impairment is measured using one of the following methods: (1) the fair value of the collateral less costs to sell; (2) the present value of expected future cash flows, discounted at the loan’s effective interest rate; or (3) the loan’s observable

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market price. Loans that are deemed fully collateralized or have been charged down to a level corresponding with any three of the measurements require no assignment of reserves from the ALLL.

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are indicators that the Bank has granted a concession (one or multiple items may be present):

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

The following table sets forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the stated periods:

	For the Years Ended December 31,
	2012			2011			2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural	—	$—	$—	—	$—	$—	2	$3,823	$3,323
Commercial and industrial	1	551	551	1	53	53	—	—	—
Credit cards	—	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—	—
Commercial real estate:
Construction & development	—	—	—	1	607	607	—	—	—
Farmland	2	2,475	2,388	—	—	—	1	348	348
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate-other	—	—	—	6	2,471	2,471	2	2,246	2,246
Total commercial real estate	2	2,475	2,388	7	3,078	3,078	3	2,594	2,594
Residential real estate:
One- to four- family first liens	—	—	—	1	194	194	1	117	120
One- to four- family junior liens	1	135	138	—	—	—	1	53	53
Total residential real estate	1	135	138	1	194	194	2	170	173
Consumer	—	—	—	—	—	—	—	—	—
Total	4	$3,161	$3,077	9	$3,325	$3,325	7	$6,587	$6,090

During the year ended December 31, 2012 four loans were classified as new troubled debt restructures (TDR). One commercial and industrial loan was added to the TDR loan classification due to being extended and re-amortized to a longer period. This credit also experienced a payment default during 2012. Two farmland loans, both to the same borrower, were classified as new TDRs during 2012 due to a court ordered interest rate reduction in connection with a Chapter 12 bankruptcy. One one- to four- family junior lien was granted a rate concession and advanced additional funds for taxes and insurance due to borrower financial difficulties during 2012.

During the year ended December 31, 2011, one commercial and industrial loan was added to the TDR loan classification due to a partial charge-off of its outstanding principal and an adjustment to its terms granting a below market interest rate. Likewise, one construction and development loan was also added due to a partial balance charge-off and interest rate concession. Four commercial real estate loans, all to the same borrower, were classified as new TDRs during 2011 due to the extension of a forbearance agreement

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the granting of a below market interest rate. These four credits also experienced a payment default during 2011. One commercial real estate loan that was a new TDR during 2011 due to a below market interest rate was on non-accrual at year-end. One- to four- family first lien restructures increased by one loan due to an interest rate concession. A commercial real estate loan TDR that was on non-accrual at December 31, 2010, was rewritten with a rate concession and had additional funds advanced in 2011, and was reported as a new TDR in 2011.

During the year ended December 31, 2010, two agricultural loans had been added to the restructured classification due to the modification of loan guarantees, a charge-off of $500,000, and both notes being at below market interest rates with interest-only payments being required. One farmland loan related to the agricultural credits was also classified as a TDR due to having the interest rate modified to a below market rate. One commercial real estate loan became a TDR due to an interest rate concession. One residential real estate first lien was identified as a TDR in 2010, having been granted a below market interest rate with normally required private mortgage insurance being waived. It was considered a workout situation by management. Finally, one home equity loan was designated a TDR due to a partial charge-off of the principal balance.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Years Ended December 31,
	2012		2011		2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Agricultural	—	$—	—	$—	—	$—
Commercial and industrial	1	547	—	—	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	—	—	5	1,388	2	1,704
Total commercial real estate	—	—	5	1,388	2	1,704
Residential real estate:
One- to four- family first liens	—	—	—	—	2	87
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	—	—	—	—	2	87
Consumer	—	—	—	—	1	28
Total	1	$547	5	$1,388	5	$1,819

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

The Company’s historical loss experience for each loan type is calculated using the fiscal quarter-end data for the most recent 20 quarters as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause probable losses to vary from historical data are incorporated in the form of adjustments to increase or decrease the loss rate applied to each group. These adjustments are documented, and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurement assumptions.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of our loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank’s existing portfolio.

The items listed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e., early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, non-impaired loans classified as substandard loans carry exponentially greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, non-impaired loans identified as substandard “performing collateral deficient” are reserved at 12 times the pass allocation due to the perceived additional risk for such credits.

The Allowance for Loan and Lease Losses - Loan Pool Participations
The Company requires that the loan pool participation ALLL will be at least sufficient to cover the next quarter’s estimated charge-offs as presented by the servicer. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter’s charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer are greater than the loan pool ALLL, an additional provision is made to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer.

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

Loans Reviewed Collectively for Impairment
The Company utilizes the annualized average of portfolio loan (not loan pool) historical loss per risk category over a two year period of time. Supporting documentation for the technique used to develop the historical loss rate for each group of loans is required to be maintained. It is management’s assessment that the two year rate is most reflective of the estimated credit losses in the current loan pool portfolio.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s loans and loan pool participations by internally assigned credit quality indicators at December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
(in thousands)
2012
Agricultural	$80,657	$579	$3,490	$—	$—	$84,726
Commercial and industrial	211,344	12,473	13,376	—	—	237,193
Credit cards	967	4	30	—	—	1,001
Overdrafts	452	181	126	—	—	759
Commercial real estate:
Construction & development	72,916	9,493	4,385	—	—	86,794
Farmland	76,023	2,684	2,356	—	—	81,063
Multifamily	46,272	1,486	—	—	—	47,758
Commercial real estate-other	209,143	13,745	1,481	—	—	224,369
Total commercial real estate	404,354	27,408	8,222	—	—	439,984
Residential real estate:
One- to four- family first liens	191,712	4,478	1,552	—	—	197,742
One- to four- family junior liens	54,606	229	299	—	—	55,134
Total residential real estate	246,318	4,707	1,851	—	—	252,876
Consumer	18,604	70	71	—	—	18,745
Total	$962,696	$45,422	$27,166	$—	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$21,251	$—	$16,518	$—	$15	$37,784
2011
Agricultural	$82,529	$1,328	$5,441	$—	$—	$89,298
Commercial and industrial	206,053	16,611	17,326	—	—	239,990
Credit cards	934	—	—	—	—	934
Overdrafts	560	179	146	—	—	885
Commercial real estate:
Construction & development	57,940	9,121	6,197	—	—	73,258
Farmland	68,119	3,193	3,142	—	—	74,454
Multifamily	34,142	318	259	—	—	34,719
Commercial real estate-other	189,077	18,149	6,382	—	—	213,608
Total commercial real estate	349,278	30,781	15,980	—	—	396,039
Residential real estate:
One- to four- family first liens	164,504	6,564	4,361	—	—	175,429
One- to four- family junior liens	62,493	336	590	—	—	63,419
Total residential real estate	226,997	6,900	4,951	—	—	238,848
Consumer	19,969	49	161	—	—	20,179
Total	$886,320	$55,848	$44,005	$—	$—	$986,173
Loans acquired with deteriorated credit quality (loan pool participations)	$26,677	$—	$25,477	$—	$32	$52,186

Special Mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the amounts and categories of the Company’s impaired loans as of December 31, 2012 and 2011:

	As of December 31,
	2012			2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$2,100	$—	$2,928	$2,892	$—
Commercial and industrial	775	1,524	—	1,129	1,129	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	149	299	—	831	831	—
Farmland	75	88	—	3,730	3,723	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,722	1,887	—	2,456	2,454	—
Total commercial real estate	1,946	2,274	—	7,017	7,008	—
Residential real estate:
One- to four- family first liens	136	203	—	1,319	1,318	—
One- to four- family junior liens	41	41	—	72	72	—
Total residential real estate	177	244	—	1,391	1,390	—
Consumer	14	30	—	26	26	—
Total	$4,512	$6,172	$—	$12,491	$12,445	$—
With an allowance recorded:
Agricultural	$1,723	$1,723	$159	$1,713	$1,884	$247
Commercial and industrial	1,031	1,031	295	1,432	1,421	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	525	525	105	856	854	129
Farmland	2,316	2,466	47	326	326	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	555	555	141	1,175	1,172	119
Total commercial real estate	3,396	3,546	293	2,616	2,611	272
Residential real estate:
One- to four- family first liens	642	642	89	1,247	1,255	216
One- to four- family junior liens	67	67	47	92	91	36
Total residential real estate	709	709	136	1,339	1,346	252
Consumer	23	23	6	32	32	8
Total	$6,882	$7,032	$889	$7,132	$7,294	$1,572
Total:
Agricultural	$3,323	$3,823	$159	$4,641	$4,776	$247
Commercial and industrial	1,806	2,555	295	2,561	2,550	793
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	674	824	105	1,687	1,685	129
Farmland	2,391	2,554	47	4,056	4,049	14
Multifamily	—	—	—	259	259	10
Commercial real estate-other	2,277	2,442	141	3,631	3,626	119
Total commercial real estate	5,342	5,820	293	9,633	9,619	272
Residential real estate:
One- to four- family first liens	778	845	89	2,566	2,573	216
One- to four- family junior liens	108	108	47	164	163	36
Total residential real estate	886	953	136	2,730	2,736	252
Consumer	37	53	6	58	58	8
Total	$11,394	$13,204	$889	$19,623	$19,739	$1,572

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the average recorded investment and interest income recognized for each category of the Company’s impaired loans during the stated periods:

	For the Years Ended December 31,
	2012		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,600	$60	$2,095	$54	$4,709	$(18)
Commercial and industrial	965	52	1,069	17	1,536	48
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	316	—	690	(15)	392	5
Farmland	83	8	3,765	149	3,866	(21)
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,770	72	2,263	69	2,000	107
Total commercial real estate	2,169	80	6,718	203	6,258	91
Residential real estate:
One- to four- family first liens	143	4	1,278	17	974	8
One- to four- family junior liens	43	3	70	2	11	1
Total residential real estate	186	7	1,348	19	985	9
Consumer	16	—	15	2	60	5
Total	$4,936	$199	$11,245	$295	$13,548	$135
With an allowance recorded:
Agricultural	$1,723	$50	$1,866	$58	$—	$—
Commercial and industrial	1,044	36	1,392	57	—	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	526	30	776	26	475	28
Farmland	2,504	114	329	—	—	—
Multifamily	—	—	249	18	—	—
Commercial real estate-other	559	18	1,173	64	—	—
Total commercial real estate	3,589	162	2,527	108	475	28
Residential real estate:
One- to four- family first liens	645	33	1,256	32	—	—
One- to four- family junior liens	68	2	92	5	16	—
Total residential real estate	713	35	1,348	37	16	—
Consumer	24	2	34	3	—	—
Total	$7,093	$285	$7,167	$263	$491	$28
Total:
Agricultural	$3,323	$110	$3,961	$112	$4,709	$(18)
Commercial and industrial	2,009	88	2,461	74	1,536	48
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	842	30	1,466	11	867	33
Farmland	2,587	122	4,094	149	3,866	(21)
Multifamily	—	—	249	18	—	—
Commercial real estate-other	2,329	90	3,436	133	2,000	107
Total commercial real estate	5,758	242	9,245	311	6,733	119
Residential real estate:
One- to four- family first liens	788	37	2,534	49	974	8
One- to four- family junior liens	111	5	162	7	27	1
Total residential real estate	899	42	2,696	56	1,001	9
Consumer	40	2	49	5	60	5
Total	$12,029	$484	$18,412	$558	$14,039	$163

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s past due and nonaccrual loans at December 31, 2012 and 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
(in thousands)
2012
Agricultural	$96	$—	$—	$96	$84,630	$84,726	$—
Commercial and industrial	289	70	85	444	236,749	237,193	85
Credit cards	4	—	30	34	967	1,001	30
Overdrafts	82	6	39	127	632	759	—
Commercial real estate:
Construction & development	448	—	—	448	86,346	86,794	—
Farmland	—	—	—	—	81,063	81,063	—
Multifamily	—	—	—	—	47,758	47,758	—
Commercial real estate-other	892	295	67	1,254	223,115	224,369	67
Total commercial real estate	1,340	295	67	1,702	438,282	439,984	67
Residential real estate:
One- to four- family first liens	2,210	1,185	311	3,706	194,036	197,742	311
One- to four- family junior liens	233	189	75	497	54,637	55,134	75
Total residential real estate	2,443	1,374	386	4,203	248,673	252,876	386
Consumer	70	72	4	146	18,599	18,745	4
Total	$4,324	$1,817	$611	$6,752	$1,028,532	$1,035,284	$572
2011
Agricultural	$55	$284	$176	$515	$88,783	$89,298	$—
Commercial and industrial	390	1,732	1,709	3,831	236,159	239,990	537
Credit cards	5	—	—	5	929	934	—
Overdrafts	92	21	32	145	740	885	—
Commercial real estate:
Construction & development	148	—	1,159	1,307	71,951	73,258	—
Farmland	—	—	2,765	2,765	71,689	74,454	—
Multifamily	259	—	—	259	34,460	34,719	—
Commercial real estate-other	686	203	1,555	2,444	211,164	213,608	49
Total commercial real estate	1,093	203	5,479	6,775	389,264	396,039	49
Residential real estate:
One- to four- family first liens	2,316	1,373	1,916	5,605	169,824	175,429	262
One- to four- family junior liens	87	114	292	493	62,926	63,419	206
Total residential real estate	2,403	1,487	2,208	6,098	232,750	238,848	468
Consumer	211	47	34	292	19,887	20,179	—
Total	$4,249	$3,774	$9,638	$17,661	$968,512	$986,173	$1,054
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

Delinquency status of a loan is determined by the number of days that have elapsed past the loan’s payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
(in thousands)
Agricultural	$64	$1,453
Commercial and industrial	757	1,494
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction & development	149	1,159
Farmland	33	2,927
Multifamily	—	259
Commercial real estate-other	1,128	1,507
Total commercial real estate	1,310	5,852
Residential real estate:
One- to four- family first liens	550	1,959
One- to four- family junior liens	223	125
Total residential real estate	773	2,084
Consumer	34	34
Total	$2,938	$10,917

As of December 31, 2012, the Company had no commitments to lend additional funds to borrowers who have TDR loans.

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2012 and 2011, is as follows:

	For the Years Ended December 31,
	2012	2011
(in thousands)
Balance at beginning of year	$50,052	$65,871
Principal payments	(13,115)	(12,458)
Net charge-offs	(1,287)	(3,361)
Balance at end of year	$35,650	$50,052
Total face value at end of year	$105,299	$128,626

Loan Pool Participations
ASC Topic 310 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The loans underlying the loan pool participations were evaluated individually when purchased for application of ASC Topic 310, utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower’s financial condition. If all the criteria were met, the individual loan utilized the accounting treatment required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria were not met at the time of purchase, the loan was accounted for on the cash basis of accounting.

The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of December 31, 2012, approximately 65% of the loans were contractually current or less than 90 days past due, while 35% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 35% contractually past due includes loans in litigation and foreclosed property.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated all loans under the ASC Topic 310 criteria as of December 31, 2012 and 2011 and determined that certain loans did not meet the criteria for level-yield income recognition required by ASC Topic 310. The outstanding balance of those loans was $98.3 million with a carrying value of $32.5 million as of December 31, 2012, and $120.4 million and $45.7 million, respectively, as of December 31, 2011. Income from these loans is realized on a cash basis, or when payments are actually received from the borrower.

The outstanding balances and carrying values as of December 31, 2012 and 2011, of the loans purchased that met the level-yield income recognition criteria under ASC Topic 310 are as follows:

	As of December 31,
	2012	2011
(in thousands)
Agricultural	$—	$3
Commercial	526	555
Real Estate:
1-4 family residences	341	500
Agricultural	51	53
Land development	—	15
Multifamily residences	363	608
Commercial	4,025	4,801
Total real estate	4,780	5,977
Total	$5,306	$6,535
Allowance	(80)	(90)
Carrying amount, net of allowance	$5,226	$6,445

Changes in accretable yield on the loans that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

	Accretable Yield December 31,
	2012	2011
(in thousands)
Balance at beginning of year	$3,322	$4,275
Additions	—	—
Accretions	(641)	(726)
Reclassifications to nonaccretable differences	(54)	(227)
Balance at end of year	$2,627	$3,322
Cash flows expected to be collected at acquisition	$11,507	$13,697
Basis in acquired loans at acquisition	7,046	8,190

Note 4.	Premises and Equipment

Premises and equipment as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
(in thousands)
Land	$4,841	$5,354
Buildings and leasehold improvements	30,182	29,394
Furniture and equipment	14,399	16,234
Premises and equipment	49,422	50,982
Accumulated depreciation and amortization	23,813	24,722
Premises and equipment, net	$25,609	$26,260

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and equipment depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $2.5 million and $2.7 million, respectively.

Note 5.	Intangible Assets

Intangible assets decreased to $9.5 million as of December 31, 2012, from $10.2 million as of December 31, 2011, as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful life of the core deposit intangible, customer list intangible and insurance agency intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives.

The trade name intangible is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded on this asset in 2012, 2011, or 2010.

The following table summarizes the amounts and carrying values of intangible assets as of December 31, 2012 and 2011:

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
(dollars in thousands)	(years)
December 31, 2012
Other intangible assets:
Insurance agency intangible	9	$1,320	$728	$592
Core deposit premium	6	5,433	3,803	1,630
Trade name intangible	—	7,040	—	7,040
Customer list intangible	11	330	123	207
Total		$14,123	$4,654	$9,469

December 31, 2011
Other intangible assets:
Insurance agency intangible	9	$1,320	$590	$730
Core deposit premium	7	5,433	3,186	2,247
Trade name intangible	—	7,040	—	7,040
Customer list intangible	12	330	100	230
Total		$14,123	$3,876	$10,247

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Customer
	Agency	Deposit	List
	Intangible	Premium	Intangible	Totals
(in thousands)
Year ending December 31,
2013	$122	$519	$22	$663
2014	105	420	22	547
2015	89	321	21	431
2016	72	222	20	314
2017	55	123	19	197
Thereafter	149	25	103	277
Total	$592	$1,630	$207	$2,429

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Other Assets

The components of the Company’s other assets as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
(in thousands)
Federal Home Loan Bank Stock	$11,087	$12,218
Prepaid expenses	5,211	5,961
Mortgage servicing rights	1,484	1,265
Accounts receivable & other miscellaneous assets	2,600	2,218
	$20,382	$21,662

The Bank is a member of The Federal Home Loan Bank of Des Moines, and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $358.4 million and $317.4 million at December 31, 2012 and 2011, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 8.	Time Deposits

At December 31, 2012, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2013	$349,424
2014	116,256
2015	52,575
2016	13,407
2017	3,694
Thereafter	—
Total	$535,356

The Company had $22.4 million in brokered time deposits through the CDARS program as of December 31, 2012. The CDARS program coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Note 9.	Short-Term Borrowings

At December 31, 2012 and 2011, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.9 million and $11.5 million, respectively. As of December 31, 2012, the Bank had $13.2 million of municipal securities pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured Federal Funds agreements with correspondent banks. As of December 31, 2012 and 2011 there were zero and $8.9 million of borrowings through these correspondent bank federal funds agreements, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities sold under repurchase agreements with balances of $68.8 million and $48.3 million as of December 31, 2012 and 2011, respectively, are used by the Company to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of U.S. Treasury securities, U.S. Government agencies or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them within one to four days after the transaction date at that same price plus interest accrued at an agreed upon rate. The weighted average interest rate on these agreements was 0.30% and 0.45% at December 31, 2012 and 2011, respectively.

Note 10.	Federal Home Loan Bank Borrowings and Long-Term Debt

As a member of The Federal Home Loan Bank of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. As of December 31, 2012, the Bank had $367.3 million of collateral pledged to the FHLB. As of December 31, 2012 and 2011, Federal Home Loan Bank borrowings were as follows:

	Rates
	Minimum		Maximum		2012	2011
(in thousands)
Due in 2012	0.43%	to	4.33%		$—	$25,000
Due in 2013	0.84%	to	5.97%		35,300	35,220
Due in 2013	2.63%	to	2.63%	, callable quarterly	5,000	5,000
Due in 2014	1.25%	to	3.40%		39,820	39,794
Due in 2015	2.06%	to	3.00%		20,000	20,000
Due in 2016	1.42%	to	2.46%		10,000	10,000
Due in 2017	2.78%	to	2.78%		5,000	5,000
Thereafter,	1.75%	to	1.75%		5,000	—
Total					$120,120	$140,014

In connection with the Company’s merger with the Former MidWestOne in March 2008, the Company acquired $15.6 million in long-term subordinated debt from the Former MidwestOne’s issuance of a pooled trust preferred security. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2042, do not require any principal amortization and were callable on December 15, 2012 at par at the Company’s option. The interest rate was fixed on $7.8 million of the debt until December 15, 2012, at an interest rate of 6.48%, after which the rate became variable, as is the case with the remaining balance of the debt. The variable rate is based on the three month LIBOR rate plus 1.59% with interest payable quarterly. At December 31, 2012, the interest rate was at 1.90%. During the year the interest rate ranged from 4.31% to 1.90%. Interest expense recorded during 2012 and 2011 was $0.7 million and $0.7 million, respectively.

Note 11.	Income Taxes

Income taxes for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	December 31,
	2012	2011	2010
(in thousands)
Current:
Federal	$4,165	$4,148	$2,892
State	1,102	850	840
Deferred	75	(386)	(329)
Total income tax provision	$5,342	$4,612	$3,403

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provisions for the years ended December 31, 2012, 2011 and 2010 were less than the amounts computed by applying the maximum effective federal income tax rate of 34% to the income before income taxes because of the following items:

	2012	2011	2010
(in thousands)
Expected provision	$7,512	$6,096	$4,601
Tax-exempt interest	(2,213)	(1,722)	(1,374)
Bank-owned life insurance	(323)	(322)	(222)
State income taxes, net of federal income tax benefit	733	604	428
Other	(367)	(44)	(30)
Total income tax provision	$5,342	$4,612	$3,403

Net deferred tax assets as of December 31, 2012 and 2011 consisted of the following components:

	December 31,
	2012	2011
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$6,688	$6,584
Deferred compensation	1,123	1,195
Net operating losses	2,894	2,443
Impairment losses on securities	3,035	3,061
Pension liability	—	2,226
Nonaccrual interest	387	687
Other	1,049	808
Gross deferred tax assets	15,176	17,004

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	2,174	711
Federal Home Loan Bank stock	129	129
Purchase accounting adjustments	1,115	1,395
Mortgage servicing rights	548	467
Prepaid expenses	190	1,324
Unrealized gains on investment securities	6,807	6,230
Deferred loan fees	194	106
Other	163	176
Gross deferred tax liabilities	11,320	10,538
Net deferred income tax asset	3,856	6,466
Valuation allowance	3,080	2,812
Net deferred tax asset	$776	$3,654

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry forwards and certain impairment losses on investment securities. The Iowa net operating loss carry forwards amounting to approximately $34.6 million will expire in various amounts from 2018 to 2032. As of December 31, 2012 and 2011, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return, as well as certain impairment and capital losses on securities at the federal and state level, would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carry forwards and certain impairment losses on securities. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2012 and 2011.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Employee Benefit Plans

Prior to the Company’s merger with the Former MidWestOne, the Bank sponsored a noncontributory defined benefit pension plan for substantially all its employees. Effective December 31, 2007, the Bank elected to curtail the plan by limiting this employee benefit to those employees vested as of December 31, 2007. During the second quarter of 2012, the Company completed the liquidation of plan assets and full termination of the plan, including full benefit payout to plan participants. The total amount of the Company’s required contribution to fully fund the plan for liquidation was $6.1 million, pre-tax, which is included in Salaries and Employee Benefits expense on the consolidated statements of operations.

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The 401(k) contribution expense for this plan totaled $667,000, $629,000 and $614,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for this plan totaled $635,000, $534,000 and $266,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has a salary continuation plan for several officers and directors. These plans provide annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2012, 2011 and 2010 totaled $359,000, $372,000 and $320,000, respectively. To provide the retirement benefits, the Company carries life insurance policies with cash values totaling $13.5 million, $13.0 million and $12.6 million at December 31, 2012, 2011 and 2010, respectively.

Note 13.	Stock Compensation Plans

The Company maintains the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “Plan”) as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 750,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2012 and 2011, 496,614 and 494,389 shares, respectively, of the Company’s common stock remained available for future awards under the Plan.

During 2012, the Company recognized $266,000 of stock based compensation expense, which consisted of $234,000 of expense related to restricted stock unit grants and $32,000 of expense related to stock option grants. In comparison, during 2011, the Company recognized $220,000 of stock based compensation expense, which consisted of $171,000 for restricted stock unit grants and $49,000 for stock option grants, while total stock based compensation expense in 2010 was $190,000 which consisted of $140,000 for restricted stock unit grants and $50,000 for stock option grants.

Incentive Stock Options:
The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company’s consolidated statements of operations over the requisite service periods using a straight-line method. Since stock-based compensation expense is based on awards ultimately expected to vest, the expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The stock options have a maximum term of ten years, an exercise price equal to the fair market value of a share of stock on the date of grant and vest 25% per year over four years, with the first vesting date being the one-year anniversary of the grant date.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity for the year ended December 31, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at December 31, 2011	171,599	$16.80
Granted	—	—
Exercised	(55,986)	15.21
Forfeited	—	—
Expired	(8,137)	17.71
Outstanding at December 31, 2012	107,476	17.55	3.01	$354
Exercisable at December 31, 2012	98,576	$18.36	2.73	248

During 2012, the Company received $590,000 of cash from the exercise of stock option awards and recorded a $38,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $278,000 from the exercise of these stock options during 2012. In comparison, Plan participants realized an intrinsic value of $22,000 and $19,000 from the exercise of stock options during 2011 and 2010, respectively. As of December 31, 2012, the total compensation costs related to nonvested stock options that have not yet been recognized totaled $4,000, and the weighted-average period which these costs are expected to be recognized over is approximately 0.4 years .

There were no stock option awards granted in 2012, 2011, or 2010.

Restricted Stock Units:
Under the Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of the grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of awards ultimately expected to vest. Each restricted stock unit entitles the recipient to receive one share of stock on the vesting date. Generally, the restricted stock units vest 25% per year over four years , with the first vesting date being the one-year anniversary of the grant date, or 100% upon the death, disability or retirement of the recipient, or upon change of control (as defined in the Plan) of the Company. If a participant terminates employment prior to the end of the continuous service period, the unearned portion of the stock unit award is forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2012:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2011	45,690	$11.38
Granted	22,232	17.81
Vested	(15,810)	10.98
Forfeited	—	—
Nonvested at December 31, 2012	52,112	$8.17

The fair value of restricted stock unit awards that vested during 2012 was $324,000, compared to $153,000 and $61,000 during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $509,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.6 years.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Value Information:
The Company uses the modified Black-Scholes option pricing model (”Black-Scholes model”) for determining the fair value of stock options issued to employees and directors. The determination of the fair value of share-based payment awards using the Black-Scholes model is impacted by the Company’s stock price on the date of grant as well as several assumptions used as inputs into the model. The assumptions include the risk-free interest rate at grant date, expected stock volatility, expected dividend payout, and expected option life.

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. The expected volatility input into the model takes into account the historical volatility of the Company’s stock over the period that it has been publicly traded or the expected term of the option. The expected dividend yield assumption is based upon the Company’s historical dividend payout determined at the date of grant, if any.

Note 14.	Earnings per Common Share

Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2012	2011	2010
(in thousands, except shares and per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$16,751	$13,317	$10,130
Preferred stock dividends and discount accretion	—	(645)	(868)
Net income available to common shareholders	$16,751	$12,672	$9,262

Denominator:
Weighted average shares outstanding	8,485,008	8,604,872	8,612,117
Basic earnings per common share	$1.97	$1.47	$1.08

Diluted earnings per common share computation
Numerator:
Net income	$16,751	$13,317	$10,130
Preferred stock dividends and discount accretion	—	(645)	(868)
Net income available to common shareholders	$16,751	$12,672	$9,262

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,527,544	8,632,856	8,637,713
Diluted earnings per common share	$1.96	$1.47	$1.07

Note 15.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements is presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At December 31, 2012:
Consolidated:
Total capital/risk based	$188,427	14.03%	$107,456	8.00%	N/A	N/A
Tier 1 capital/risk based	171,599	12.78	53,728	4.00	N/A	N/A
Tier 1 capital/adjusted average	171,599	9.82	69,932	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$169,819	12.77%	$106,398	8.00%	$132,998	10.00%
Tier 1 capital/risk based	153,174	11.52	53,199	4.00	79,799	6.00
Tier 1 capital/adjusted average	153,174	8.83	69,386	4.00	86,733	5.00
At December 31, 2011:
Consolidated:
Total capital/risk based	$174,342	13.66%	$102,121	8.00%	N/A	N/A
Tier 1 capital/risk based	158,256	12.40	51,061	4.00	N/A	N/A
Tier 1 capital/adjusted average	158,256	9.60	65,935	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$155,039	12.33%	$100,618	8.00%	$125,772	10.00%
Tier 1 capital/risk based	139,292	11.07	50,309	4.00	75,463	6.00
Tier 1 capital/adjusted average	139,292	8.54	65,261	4.00	81,577	5.00

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

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. In 2012 the Company changed the way in which it calculates its required reserves resulting in a material reduction of this requirement. Reserve balances totaled $1.6 million and $12.5 million as of December 31, 2012 and 2011, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Commitments and Contingencies

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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2012 and 2011, is as follows:

	December 31,
	2012	2011
(in thousands)
Commitments to extend credit	$287,194	$200,690
Commitments to sell loans	1,195	1,955
Standby letters of credit	4,619	3,982
Total	$293,008	$206,627

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Commitments to sell loans are agreements to sell loans held for sale to third parties at an agreed upon price.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2012, 2011 and 2010, amounts recorded as liabilities for the Bank’s potential obligations under these guarantees were $0.2 million, zero, and zero, respectively.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 67% of the loans are real estate loans and approximately 16% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. Investment securities of Iowa political subdivisions totaled $140.7 million as of December 31, 2012. No individual municipality exceeded $5.0 million.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
(in thousands)
Balance, beginning	$20,861	$30,581
Net decrease due to change in related parties	(102)	(3,342)
Advances	5,387	2,420
Collections	(4,211)	(8,798)
Balance, ending	$21,935	$20,861

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $9.9 million and $10.0 million as of December 31, 2012 and 2011, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.
The Company has from time to time engaged Neumann Monson, P.C. (“Neumann Monson”), an architectural services firm headquartered in Iowa City for which Mr. Monson is President, Managing Partner and majority owner, to perform architectural and design services with respect to the Company's offices. During 2012, the Company paid Neumann Monson $230,000 for such services. The engagement of Neumann Monson to provide the services described was reviewed by our Audit Committee, which also monitors the level of services by Neumann Monson on a periodic basis. Apart from the approval and monitoring process involving the Audit Committee, Neumann Monson was retained in the ordinary course of business and the Company believes that such services are provided to the Company on terms no less favorable than those that would have been realized in transactions with unaffiliated parties.

Note 18.	Estimated Fair Value of Financial Instruments and Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

U.S. GAAP requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, U.S. GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Market conditions in recent years have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes. The Company is required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. Despite the Company’s best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Valuation methods for instruments measured at fair value on a recurring basis
Securities Available for Sale - The Company’s investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from its primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. On an annual basis, a group of selected municipal securities are priced by a securities dealer and that price is used to verify the primary independent service’s valuation.

The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of six investments in collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The Company has determined that the observable market data associated with these assets do not represent orderly transactions and reflect forced liquidations or distressed sales. Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2012 and 2011. There were no liabilities subject to fair value measurement on a recurring basis as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$69,783	$—	$69,783	$—
State and political subdivisions	218,019	—	218,019	—
Residential mortgage-backed securities	243,118	—	243,118	—
Corporate debt securities	24,185	—	24,185	—
Collateralized debt obligations	755	—	—	755
Total available for sale debt securities	555,860	—	555,105	755
Available for sale equity securities:
Financial services industry	1,681	1,681	—	—
Total available for sale equity securities	1,681	1,681	—	—
Total securities available for sale	$557,541	$1,681	$555,105	$755

Mortgage servicing rights	$1,484	$—	$—	$1,484

	Fair Value Measurement at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$56,981	$—	$56,981	$—
State and political subdivisions	219,261	—	219,261	—
Residential mortgage-backed securities	244,802	—	244,802	—
Corporate debt securities	10,799	—	10,799	—
Collateralized debt obligations	806	—	—	806
Total available for sale debt securities	532,649	—	531,843	806
Available for sale equity securities:
Financial services industry	1,431	1,431	—	—
Total available for sale equity securities:	1,431	1,431	—	—
Total securities available for sale	$534,080	$1,431	$531,843	$806

Mortgage servicing rights	$1,265	$—	$—	$1,265

There were no transfers of assets between levels 1 and 2 during the year ended December 31, 2012.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the years ended December 31, 2012 and 2011:

	2012		2011
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$806	$1,265	799	835
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	—	(500)	—	(133)
Included in other comprehensive income	(51)	—	7	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	719	—	563
Sales	—	—	—	—
Settlements	—	—	—	—
Ending Balance	$755	$1,484	$806	$1,265

The following table presents the amount of gains and losses included in earnings and other comprehensive income for the years ended December 31, 2012 and 2011 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	2012		2011
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$—	$219	$—	$430

Change in unrealized losses for the period included in comprehensive net income	(51)	—	7	—
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the Company’s estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2012 and 2011, as more fully described below.

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Commercial and industrial	$1,106	$—	$—	$1,106
Commercial real estate:
Construction and development	496	—	—	496
Commercial real estate-other	501	—	—	501
Total commercial real estate	997	—	—	997
Residential real estate:
One- to four- family first liens	114	—	—	114
One- to four- family junior liens	19	—	—	19
Total residential real estate	133	—	—	133
Consumer	32	—	—	32
Collateral dependent impaired loans	2,268	—	—	2,268
Other real estate owned	3,278	—	—	3,278

	Fair Value Measurement at December 31, 2011 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,662	$—	$—	$3,662
Other real estate owned	4,033	—	—	4,033

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2012 and 2011. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	December 31, 2012					December 31, 2011
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
(in thousands)
Financial assets:
Cash and cash equivalents	$47,191	$47,191	$47,191	$—	$—	$32,623	$32,623
Investment securities:
Available for sale	557,541	557,541	1,681	555,105	755
Held to maturity	32,669	32,920	—	32,920	—
Total investment securities	590,210	590,461	1,681	588,025	755	536,116	536,122
Loans held for sale	1,195	1,224	—	—	1,224	1,955	1,997
Loans, net:
Agricultural	83,602	83,180	—	—	83,180
Commercial and industrial	232,337	230,615	—	—	230,615
Credit cards	982	982	—	—	982
Overdrafts	562	562	—	—	562
Commercial real estate:
Construction and development	84,645	84,335	—	—	84,335
Farmland	80,425	79,931	—	—	79,931
Multifamily	47,407	47,450	—	—	47,450
Commercial real estate-other	221,229	222,421	—	—	222,421
Total commercial real estate	433,706	434,137	—	—	434,137
Residential real estate:
One- to four- family first liens	195,126	193,906	—	—	193,906
One- to four- family junior liens	54,449	54,808	—	—	54,808
Total residential real estate	249,575	248,714	—	—	248,714
Consumer	18,563	18,631	—	—	18,631
Total loans, net	1,019,327	1,016,821	—	—	1,016,821	970,497	971,613
Loan pool participations, net	35,650	35,650	—	—	35,650	50,052	50,052
Accrued interest receivable	10,292	10,292	10,292	—	—	10,422	10,422
Federal Home Loan Bank stock	11,087	11,087	—	11,087	—	12,218	12,218
Financial liabilities:
Deposits:
Non-interest bearing demand	190,491	190,491	190,491	—	—
Interest-bearing checking	582,283	582,283	582,283	—	—
Savings	91,603	91,603	91,603	—	—
Certificates of deposit under $100,000	312,489	314,978	—	314,978	—
Certificates of deposit $100,000 and over	222,867	224,311	—	224,311	—
Total deposits	1,399,733	1,403,666	864,377	539,289	—	1,306,642	1,310,671
Federal funds purchased and securities sold under agreements to repurchase	68,823	68,823	68,823	—	—	57,207	57,207
Federal Home Loan Bank borrowings	120,120	123,202	—	—	123,202	140,014	144,078
Long-term debt	15,464	9,939	—	—	9,939	15,464	10,076
Accrued interest payable	1,475	1,475	1,475	—	—	1,530	1,530

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Federal Home Loan Bank borrowings and long-term debt are recorded at historical cost. The fair value of these items is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2012, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(in thousands)	Fair Value at December 31, 2012	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average

Collateralized debt obligations	$755	Discounted cash flows	Pretax discount rate	15.00%	15.00%	15.00%
			Actual defaults	14.01%	20.94%	15.95%
			Actual deferrals	5.52%	16.01%	9.12%
Collateral dependent impaired loans:
Commercial and industrial	1,106	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Construction & development	496	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Commercial real estate-other	501	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Residential real estate one- to four-	114	Modified appraised value	Third party appraisal	NM *	NM *	NM *
family first liens			Appraisal discount	NM *	NM *	NM *
Residential real estate one- to four-	19	Modified appraised value	Third party appraisal	NM *	NM *	NM *
family junior liens			Appraisal discount	NM *	NM *	NM *
Consumer	32	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Mortgage servicing rights	1,484	Discounted cash flows	Constant prepayment rate	15.76%	21.03%	17.44%
			Pretax discount rate	11.00%	14.00%	11.21%
Other real estate owned	3,278	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
* Not Meaningful. Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered include age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan.
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 19.	Variable Interest Entities

MidWestOne has invested in certain participation certificates of loan pools which are purchased, held and serviced by the third-party independent servicing corporation. MidWestOne’s portfolio holds approximately 95% of participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska. SRC’s owner holds the rest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.

These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction) SRC’s due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, MidWestOne management reviewed this information and decided if it wished to continue in the process. If the decision to consider a bid was made, SRC conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses and changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan at cents per dollar (discounted price) based on SRC’s assessment of the recovery potential of each loan.

Once a bid was awarded to SRC, the Company assumed the risk of profit or loss but on a non-recourse basis so the risk is limited to its initial investment. The extent of the risk is also dependent upon: the debtor or guarantor’s financial condition, the possibility that a debtor or guarantor may file for bankruptcy protection, SRC’s ability to locate any collateral and obtain possession, the value of such collateral, and the length of time it takes to realize the recovery either through collection procedures, legal process, or resale of the loans after a restructure.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan pool participations are shown on the Company’s consolidated balance sheets as a separate asset category. The original carrying value or investment basis of loan pool participations is the discounted price paid by the Company to acquire its interests, which, as noted, is less than the face amount of the underlying loans. MidWestOne’s investment basis is reduced as SRC recovers principal on the loans and remits its share to the Company or as loan balances are written off as uncollectible.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.	Parent Company Only Financial Information

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2012 and 2011 (parent company only):

	As of December 31,
	2012	2011
(in thousands)
Balance Sheets
Assets:
Cash	$5,777	$1,098
Investment in subsidiaries	171,528	153,510
Marketable equity securities, available for sale	1,681	1,431
Loan pool participations, net	6,128	11,962
Income tax receivable	8	15
Deferred income taxes	269	98
Other assets	4,282	4,117
Total assets	$189,673	$172,231
Liabilities and Shareholders’ Equity
Liabilities:
Long-term debt	$15,464	$15,464
Other liabilities	277	273
Total liabilities	15,741	15,737
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	8,690	8,690
Additional paid-in capital	80,383	80,333
Treasury stock	(3,316)	(2,312)
Retained earnings	79,995	66,299
Accumulated other comprehensive income	8,180	3,484
Total shareholders’ equity	173,932	156,494
Total liabilities and shareholders’ equity	$189,673	$172,231

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2012, 2011, and 2010 (parent company only):

	Year Ended December 31,
	2012	2011	2010
(in thousands)
Statements of Income
Dividends received from subsidiaries	$5,520	$18,863	$14,000
Interest income and dividends on marketable equity securities	168	190	240
Interest and discount on loan pool participations	(2,149)	(1,474)	(116)
Investment securities gains (losses)	381	—	(162)
Fixed asset losses	—	—	(79)
Interest on long-term debt	(656)	(657)	(535)
Operating expenses	(1,063)	(983)	(1,116)
Income before income taxes and equity in subsidiaries’ undistributed income	2,201	15,939	12,232
Income tax benefit	(1,355)	(1,030)	(694)
Income before equity in subsidiaries’ undistributed income	3,556	16,969	12,926
Equity in subsidiaries’ undistributed income	13,195	(3,652)	(2,796)
Net income	$16,751	$13,317	$10,130

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2012, 2011, and 2010 (parent company only):

	Year Ended December 31,
	2012	2011	2010
(in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$16,751	$13,317	$10,130
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries, net of dividends and distributions	(13,195)	3,652	2,796
Depreciation	—	2	20
Amortization	—	—	(124)
Income taxes	(106)	1	24
Investment securities (gain) loss	(381)	—	162
Loss on disposal of premises and equipment	—	—	79
Stock based compensation	266	220	190
(Increase) decrease in other assets	(158)	(85)	20
Increase (decrease) in other liabilities	4	(31)	(964)
Net cash provided by operating activities	3,181	17,076	12,333
Cash flows from investing activities
Proceeds from sales of investment securities	1,131	—	184
Purchase of investment securities	(1,192)	(10)	—
Loan participation pools, net	5,834	801	(12,763)
Purchase of premises and equipment, net	—	—	372
Proceeds from sales of premises and equipment	—	7	—
Net cash provided by (used in) investing activities	5,773	798	(12,207)
Cash flows from financing activities:
Stock options exercised	590	83	30
Repurchase of common stock	(1,810)	(1,498)	—
Dividends paid	(3,055)	(2,404)	(2,522)
Redemption of preferred stock	—	(16,000)	—
Repurchase of common stock warrant	—	(1,000)	—
Net cash used in financing activities	(4,275)	(20,819)	(2,492)
Increase (decrease) in cash	4,679	(2,945)	(2,366)
Cash Balance:
Beginning	1,098	4,043	6,409
Ending	$5,777	$1,098	$4,043

Note 21.	Segment Reporting

Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, loan pools and investments.

Note 22.	Subsequent Events

Management has evaluated subsequent events through March 7, 2013, which is the date we issued our consolidated financial statements as of and for the year ended December 31, 2012. There were no material subsequent events that would require recognition or disclosure in our consolidated financial statements as of and for the year ended December 31, 2012.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.	Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2012
Interest income	$16,924	$17,586	$17,277	$17,515
Interest expense	3,767	3,867	4,051	4,267
Net interest income	13,157	13,719	13,226	13,248
Provision for loan losses	650	575	575	579
Noninterest income	4,119	3,595	8,167	4,201
Noninterest expense	10,864	10,713	16,580	10,803
Income before income taxes	5,762	6,026	4,238	6,067
Income tax expense	1,405	1,576	726	1,635
Net income	4,357	4,450	3,512	4,432
Preferred stock dividend and discount accretion	—	—	—	—
Net income available to common shareholders	4,357	4,450	3,512	4,432
Net income per common share - basic	$0.51	$0.52	$0.42	$0.52
Net income per common share - diluted	$0.51	$0.52	$0.41	$0.52
2011
Interest income	$17,094	$17,243	$17,359	$16,885
Interest expense	4,527	4,841	5,122	5,293
Net interest income	12,567	12,402	12,237	11,592
Provision for loan losses	800	750	900	900
Noninterest income	3,639	3,931	3,285	3,861
Noninterest expense	10,995	10,311	10,295	10,634
Income before income taxes	4,411	5,272	4,327	3,919
Income tax expense	1,060	1,434	1,104	1,014
Net income	3,351	3,838	3,223	2,905
Preferred stock dividend and discount accretion	—	210	218	217
Net income available to common shareholders	3,351	3,628	3,005	2,688
Net income per common share - basic	$0.39	$0.42	$0.35	$0.31
Net income per common share - diluted	$0.39	$0.42	$0.35	$0.31

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2012 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.:

We have audited MidWestOne Financial Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, MidWestOne Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Des Moines, Iowa
March 7, 2013

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Proxy Statement for the 2013 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2012 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2012 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2012 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2012 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2012 fiscal year.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 7, 2013	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 7, 2013
Charles N. Funk	Director (principal executive officer)

Executive Vice President
/s/ GARY J. ORTALE	and Chief Financial Officer	March 7, 2013
Gary J. Ortale	(principal financial officer and
principal accounting officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 7, 2013
Kevin W. Monson

/s/ RICHARD R. DONOHUE	Director	March 7, 2013
Richard R. Donohue

/s/ CHARLES S. HOWARD	Director	March 7, 2013
Charles S. Howard

/s/ JOHN S. KOZA	Director	March 7, 2013
John S. Koza

/s/ ROBERT J. LATHAM	Director	March 7, 2013
Robert J. Latham

/s/ TRACY S. MCCORMICK	Director	March 7, 2013
Tracy S. McCormick

/s/ BARBARA J. KNIFF - MCCULLA	Director	March 7, 2013
Barbara J. Kniff - McCulla

/s/ JOHN P. POTHOVEN	Director	March 7, 2013
John P. Pothoven

/s/ ROBERT D. WERSEN	Director	March 7, 2013
Robert D. Wersen

/s/ STEPHEN L. WEST	Director	March 7, 2013
Stephen L. West

/s/ R. SCOTT ZAISER	Director	March 7, 2013
R. Scott Zaiser

INDEX TO EXHIBITS

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Appendix A of the Joint Proxy Statement-Prospectus
	September 11, 2007, between ISB Financial Corp.	constituting part of the Company’s Amendment No. 2
	and MidWestOne Financial Group, Inc.	to Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Amended and Restated By-laws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc. dated as of January 18, 2011	filed with the SEC on January 19, 2011

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

10.1	States Resources Loan Participating and Servicing	Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.’s
	Agreement, dated February 5, 1999 between States	Form 10-K for the year ended December 31, 1999
Resources Corp. and MidWestOne Financial Group, Inc.
(as successor in interest to Mahaska Investment
Company)

10.2	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s
	Ownership Plan & Trust, as amended and restated	Form 10-K for the year ended December 31, 2006

10.3	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.’s
Form 10-K for the year ended December 31, 1997

10.4	MidWestOne Financial Group, Inc. 2006 Stock	Former MidWestOne Financial Group, Inc.’s Definitive Proxy
	Incentive Plan	Statement on Schedule 14A filed with the SEC on
March 21, 2006

10.5	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

Exhibit
Number	Description	Incorporated by Reference to:

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated January 1, 2013	Form 8-K filed with the SEC on December 27, 2012

10.7	Employment Agreement between MidWestOne Financial	Exhibit 10.2 to the Company’s Current Report on
	Group, Inc. and Kent L. Jehle, dated January 1, 2013	Form 8-K filed with the SEC on December 27, 2012

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.11 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and W. Richard Summerwill, dated January 1,	November 27, 2007
1998

10.9	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001	November 27, 2007

10.10	First Amended and Restated Supplemental Retirement	Filed herewith
Agreement between Iowa State Bank & Trust Company
(now known as MidWestOne Bank) and Gary J. Ortale,
dated April 1, 2004

10.11	Amended and Restated Supplemental Retirement	Exhibit 10.15 of the Company’s Amendment No. 1 to
	Agreement between Iowa State Bank & Trust Company	Registration Statement on Form S-4 (File No. 333-147628)
	(now known as MidWestOne Bank) and John S. Koza,	filed with the SEC on January 14, 2008
dated January 1, 1998

10.12	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company’s Amendment No. 1 to
	Bank & Trust Company (now known as MidWestOne	Registration Statement on Form S-4 (File No. 333-147628)
	Bank) and Kent L. Jehle, dated January 1, 1998, as	filed with the SEC on January 14, 2008
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003

10.13	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company’s Amendment No. 1 to
	Iowa State Bank & Trust Company (now known as	Registration Statement on Form S-4 (File No. 333-147628)
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	filed with the SEC on January 14, 2008
2002

10.14	Supplemental Retirement Agreement between Iowa State	Filed herewith
Bank & Trust Company (now known as MidWestOne
Bank) and Susan R. Evans, dated April 1, 2004

10.15	Employment Agreement between MidWestOne Financial	Exhibit 10.3 to the Company’s Current Report on
	Group, Inc. and Gary J. Ortale, dated January 1, 2013	Form 8-K filed with the SEC on December 27, 2012

10.16	Employment Agreement between MidWestOne Financial	Exhibit 10.4 to the Company’s Current Report on
	Group, Inc. and Susan R. Evans, dated January 1, 2013	Form 8-K filed with the SEC on December 27, 2012

10.17	Change of Control Agreement between MidWestOne	Exhibit 10.5 to the Company’s Current Report on
	Financial Group, Inc. and James M. Cantrell, dated	Form 8-K filed with the SEC on December 27, 2012
January 1, 2013

Exhibit
Number	Description	Incorporated by Reference to:

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document (1)	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document (1)

(1)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.