Form 10-K/A
period 2012-12-31
MidWestOne Financial Group, Inc.
filed 2013-03-12
CIK 1412665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

MidWestOne Financial Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2013 (the “Original Filing”) for the sole purpose of revising the Exhibit Index included with, and incorporated into Item 15 of, the Original Filing. The effect of the revisions to the Exhibit Index will be to incorporate by reference herein corrected versions of certain exhibits which had initially been filed with the Company’s Current Report on Form 8-K on December 27, 2012 (the “Form 8-K”) and which were subsequently corrected on an amendment to such Form 8-K filed with the SEC on March 12, 2013.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as discussed above, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Except as discussed above, all other information in the Original Filing remains unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated: March 12, 2013	By:	/s/ Charles N. Funk

Charles N. Funk
President and Chief Executive Officer

	By:	/s/ Gary J. Ortale

Gary J. Ortale
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated September 11, 2007, between ISB Financial Corp. and MidWestOne Financial Group, Inc.	Appendix A of the Joint Proxy Statement-Prospectus constituting part of the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628)

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on March 14, 2008	Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on January 23, 2009	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on February 4, 2009 (containing the Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A)	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2009

3.4	Amended and Restated By-laws of MidWestOne Financial Group, Inc. dated as of January 18, 2011	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2011

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

10.1	States Resources Loan Participating and Servicing Agreement, dated February 5, 1999 between States Resources Corp. and MidWestOne Financial Group, Inc. (as successor in interest to Mahaska Investment Company)	Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1999

10.2	MidWestOne Financial Group, Inc. Employee Stock Ownership Plan & Trust, as amended and restated	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 2006

10.3	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.’s Form 10-K for the year ended December 31, 1997

10.4	MidWestOne Financial Group, Inc. 2006 Stock Incentive Plan	Former MidWestOne Financial Group, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2006

10.5	ISB Financial Corp. (now known as MidWestOne Financial Group, Inc.) 2008 Equity Incentive Plan	Appendix F of the Joint Proxy Statement-Prospectus constituting part of the Company’s Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 22, 2008

10.6	Employment Agreement between MidWestOne Financial Group, Inc. and Charles N. Funk, dated January 1, 2013	Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 12, 2013

10.7	Employment Agreement between MidWestOne Financial Group, Inc. and Kent L. Jehle, dated January 1, 2013	Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 12, 2013

10.8	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and W. Richard Summerwill, dated January 1, 1998	Exhibit 10.11 of the Company’s Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.9	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne Bank) and Charles N. Funk, dated November 1, 2001	Form S-4 (File No. 333-147628) filed with the SEC on November 27, 2007

10.10	First Amended and Restated Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Gary J. Ortale, dated April 1, 2004	Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.11	Amended and Restated Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and John S. Koza, dated January 1, 1998	Exhibit 10.15 of the Company’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 14, 2008

10.12	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Kent L. Jehle, dated January 1, 1998, as amended by the First Amendment to the Supplemental Retirement Agreement, dated January 1, 2003	Exhibit 10.16 of the Company’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 14, 2008

10.13	Second Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Kent L. Jehle, dated January 1, 2002	Exhibit 10.17 of the Company’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 14, 2008

10.14	Supplemental Retirement Agreement between Iowa State Bank & Trust Company (now known as MidWestOne Bank) and Susan R. Evans, dated April 1, 2004	Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.15	Employment Agreement between MidWestOne Financial Group, Inc. and Gary J. Ortale, dated January 1, 2013	Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 12, 2013

10.16	Employment Agreement between MidWestOne Financial Group, Inc. and Susan R. Evans, dated January 1, 2013	Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 12, 2013

10.17	Change of Control Agreement between MidWestOne Financial Group, Inc. and James M. Cantrell, dated January 1, 2013	Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 12, 2013

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

23.1	Consent of KPMG LLP	Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document (1)	Exhibit 101.INS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.SCH	XBRL Taxonomy Extension Schema Document (1)	Exhibit 101.SCH of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)	Exhibit 101.CAL of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)	Exhibit 101.DEF of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)	Exhibit 101.LAB of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)	Exhibit 101.PRE of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

(1)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.