Form 10-Q
period 2013-03-31
MidWestOne Financial Group, Inc.
filed 2013-05-07
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 6, 2013, there were 8,459,582 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$21,399	$30,197
Interest-bearing deposits in banks	533	16,242
Federal funds sold	—	752
Cash and cash equivalents	21,932	47,191
Investment securities:
Available for sale	572,461	557,541
Held to maturity (fair value of $32,579 as of March 31, 2013 and $32,920 as of December 31, 2012)	32,545	32,669
Loans held for sale	872	1,195
Loans	1,041,783	1,035,284
Allowance for loan losses	(16,260)	(15,957)
Net loans	1,025,523	1,019,327
Loan pool participations, net	32,379	35,650
Premises and equipment, net	25,425	25,609
Accrued interest receivable	9,443	10,292
Intangible assets, net	9,303	9,469
Bank-owned life insurance	28,907	28,676
Other real estate owned	3,025	3,278
Assets held for sale	764	764
Deferred income taxes	1,287	776
Other assets	21,779	20,382
Total assets	$1,785,645	$1,792,819
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$175,510	$190,491
Interest-bearing checking	590,899	582,283
Savings	95,760	91,603
Certificates of deposit under $100,000	298,112	312,489
Certificates of deposit $100,000 and over	213,364	222,867
Total deposits	1,373,645	1,399,733
Federal funds purchased	1,569	—
Securities sold under agreements to repurchase	54,277	68,823
Federal Home Loan Bank borrowings	152,147	120,120
Deferred compensation liability	3,533	3,555
Long-term debt	15,464	15,464
Accrued interest payable	1,492	1,475
Other liabilities	6,653	9,717
Total liabilities	1,608,780	1,618,887
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at March 31, 2013 and December 31, 2012	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at March 31, 2013 and December 31, 2012; issued 8,690,398 shares at March 31, 2013 and December 31, 2012; outstanding 8,498,484 shares at March 31, 2013 and 8,480,488 shares at December 31, 2012	8,690	8,690
Additional paid-in capital	80,243	80,383
Treasury stock at cost, 191,914 shares as of March 31, 2013 and 209,910 shares at December 31, 2012	(3,039)	(3,316)
Retained earnings	83,722	79,995
Accumulated other comprehensive income	7,249	8,180
Total shareholders' equity	176,865	173,932
Total liabilities and shareholders' equity	$1,785,645	$1,792,819

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$12,114	$13,080
Interest and discount on loan pool participations	1,080	454
Interest on bank deposits	5	10
Interest on investment securities:
Taxable securities	2,630	2,752
Tax-exempt securities	1,361	1,219
Total interest income	17,190	17,515
Interest expense:
Interest on deposits:
Interest-bearing checking	671	829
Savings	36	37
Certificates of deposit under $100,000	1,239	1,590
Certificates of deposit $100,000 and over	633	773
Total interest expense on deposits	2,579	3,229
Interest on federal funds purchased	9	3
Interest on securities sold under agreements to repurchase	36	55
Interest on Federal Home Loan Bank borrowings	692	803
Interest on notes payable	8	9
Interest on long-term debt	75	168
Total interest expense	3,399	4,267
Net interest income	13,791	13,248
Provision for loan losses	200	579
Net interest income after provision for loan losses	13,591	12,669
Noninterest income:
Trust, investment, and insurance fees	1,349	1,253
Service charges and fees on deposit accounts	707	767
Mortgage origination and loan servicing fees	1,044	767
Other service charges, commissions and fees	572	710
Bank-owned life insurance income	231	230
Gain on sale or call of available for sale securities (Includes $80 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three months ended March 31, 2013)	80	316
Gain (loss) on sale of premises and equipment	(2)	158
Total noninterest income	3,981	4,201
Noninterest expense:
Salaries and employee benefits	6,293	5,972
Net occupancy and equipment expense	1,688	1,644
Professional fees	683	732
Data processing expense	391	446
FDIC insurance expense	294	310
Amortization of intangible assets	166	194
Other operating expense	1,479	1,505
Total noninterest expense	10,994	10,803
Income before income tax expense	6,578	6,067
Income tax expense (Includes $31 income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2013)	1,788	1,635
Net income	$4,790	$4,432
Share and Per share information:
Ending number of shares outstanding	8,498,484	8,464,820
Average number of shares outstanding	8,493,376	8,497,919
Diluted average number of shares	8,536,495	8,528,828
Earnings per common share - basic	$0.56	$0.52
Earnings per common share - diluted	0.56	0.52
Dividends paid per common share	0.13	0.09
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2013	2012
Net income	$4,790	$4,432

Other comprehensive income (loss), available for sale securities:
Unrealized holding gains (losses) arising during period	(1,410)	859
Reclassification adjustment for gains included in net income	(80)	(316)
Income tax (expense) benefit	559	(196)
Other comprehensive income (loss) on available for sale securities	(931)	347

Other comprehensive income (loss), net of tax	(931)	347
Comprehensive income	$3,859	$4,779
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except share and per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$66,299	$3,484	$156,494
Net income	—	—	—	—	4,432	—	4,432
Dividends paid on common stock ($0.085 per share)	—	—	—	—	(723)	—	(723)
Stock options exercised (11,553 shares)	—	—	(47)	134	—	—	87
Release/lapse of restriction on RSUs (13,170 shares)	—	—	(164)	173	—	—	9
Repurchase of common stock (86,083 shares)	—	—	—	(1,441)	—	—	(1,441)
Stock compensation	—	—	65	—	—	—	65
Other comprehensive income, net of tax	—	—	—	—	—	347	347
Balance at March 31, 2012	$—	$8,690	$80,187	$(3,446)	$70,008	$3,831	$159,270
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$79,995	$8,180	$173,932
Net income	—	—	—	—	4,790	—	4,790
Dividends paid on common stock ($0.125 per share)	—	—	—	—	(1,063)	—	(1,063)
Stock options exercised (1,875 shares)	—	—	1	30	—	—	31
Release/lapse of restriction on RSUs (17,295 shares)	—	—	(211)	247	—	—	36
Stock compensation	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	—	(931)	(931)
Balance at March 31, 2013	$—	$8,690	$80,243	$(3,039)	$83,722	$7,249	$176,865
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,790	$4,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	579
Depreciation, amortization and accretion	1,366	1,377
(Gain) loss on sale of premises and equipment	2	(158)
Deferred income taxes	48	28
Stock-based compensation	70	74
Net gain on sale or call of available for sale securities	(80)	(316)
Net gain on sale of other real estate owned	(45)	(67)
Net gain on sale of loans held for sale	(545)	(503)
Writedown of other real estate owned	33	—
Origination of loans held for sale	(26,892)	(32,308)
Proceeds from sales of loans held for sale	27,760	33,823
Decrease in accrued interest receivable	849	783
Increase in cash surrender value of bank-owned life insurance	(231)	(230)
(Increase) decrease in other assets	(1,397)	216
Decrease in deferred compensation liability	(22)	(30)
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(3,047)	709
Net cash provided by operating activities	2,859	8,409
Cash flows from investing activities:
Proceeds from sales of available for sale securities	1,080	14,558
Proceeds from maturities and calls of available for sale securities	19,265	19,134
Purchases of available for sale securities	(37,236)	(51,162)
Proceeds from maturities and calls of held to maturity securities	126	20
Purchase of held to maturity securities	—	(5,000)
(Increase) decrease in loans	(6,460)	3,795
Decrease in loan pool participations, net	3,271	4,144
Purchases of premises and equipment	(436)	(1,157)
Proceeds from sale of other real estate owned	329	983
Proceeds from sale of premises and equipment	4	645
Net cash used in investing activities	(20,057)	(14,040)
Cash flows from financing activities:
Net increase (decrease) in deposits	(26,088)	38,011
Increase (decrease) in federal funds purchased	1,569	(8,920)
Increase (decrease) in securities sold under agreements to repurchase	(14,546)	2,027
Proceeds from Federal Home Loan Bank borrowings	40,000	—
Repayment of Federal Home Loan Bank borrowings	(8,000)	(4,000)
Stock options exercised	67	87
Dividends paid	(1,063)	(723)
Repurchase of common stock	—	(1,441)
Net cash (used in) provided by financing activities	(8,061)	25,041
Net increase (decrease) in cash and cash equivalents	(25,259)	19,410
Cash and cash equivalents at beginning of period	47,191	32,623
Cash and cash equivalents at end of period	$21,932	$52,033
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,382	$1,095
Cash paid during the period for income taxes	$1,800	$815
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$64	$656
Transfer of property to assets held for sale	$—	$764
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Principles of Consolidation and Presentation
MidWestOne Financial Group, Inc. (the “Company,” which is also referred to herein as “we,” “our” or “us”) is an Iowa corporation incorporated in 1983, a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under the Gramm-Leach-Bliley Act of 1999. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2013 may not be indicative of results for the year ending December 31, 2013, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the December 31, 2012 Annual Report on Form 10-K. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

2.Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of March 31, 2013, none were issued or outstanding.
Common Stock: As of March 31, 2013, the number of authorized shares of common stock for the Company was 15,000,000.
On October 18, 2011, our Board of Directors amended the Company's existing $1.0 million share repurchase program, originally authorized on July 26, 2011, by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012.

On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. As of March 31, 2013 the remaining amount available for share repurchases under the program was $5.0 million.

3.Earnings per Common Share
Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except share and per share amounts)	2013	2012
Basic earnings per common share computation
Numerator:
Net income	$4,790	$4,432

Denominator:
Weighted average shares outstanding	8,493,376	8,497,919
Basic earnings per common share	$0.56	$0.52

Diluted earnings per common share computation
Numerator:
Net income	$4,790	$4,432

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,536,495	8,528,828
Diluted earnings per common share	$0.56	$0.52

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$67,828	$999	$46	$68,781
State and political subdivisions	210,282	11,096	359	221,019
Mortgage-backed securities and collateralized mortgage obligations	244,283	5,607	299	249,591
Corporate debt securities	30,666	375	754	30,287
Total debt securities	553,059	18,077	1,458	569,678
Other equity securities	2,639	147	3	2,783
Total	$555,698	$18,224	$1,461	$572,461

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$68,707	$1,132	$56	$69,783
State and political subdivisions	206,392	11,752	125	218,019
Mortgage-backed securities and collateralized mortgage obligations	236,713	6,433	28	243,118
Corporate debt securities	25,839	360	1,259	24,940
Total debt securities	537,651	19,677	1,468	555,860
Other equity securities	1,637	109	65	1,681
Total	$539,288	$19,786	$1,533	$557,541

A summary of investment securities held to maturity is as follows:

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,262	$173	$159	$19,276
Mortgage-backed securities	10,024	29	—	10,053
Corporate debt securities	3,259	—	9	3,250
Total	$32,545	$202	$168	$32,579

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,278	$199	$57	$19,420
Mortgage-backed securities	10,133	121	—	10,254
Corporate debt securities	3,258	—	12	3,246
Total	$32,669	$320	$69	$32,920
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2013 and December 31, 2012. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$15,350	$46	$—	$—	$15,350	$46
State and political subdivisions	48	15,707	359	—	—	15,707	359
Mortgage-backed securities and collateralized mortgage obligations	6	44,924	299	—	—	44,924	299
Corporate debt securities	8	14,706	51	1,069	703	15,775	754
Other equity securities	1	996	3	—	—	996	3
Total	65	$91,683	$758	$1,069	$703	$92,752	$1,461

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$15,359	$56	$—	$—	$15,359	$56
State and political subdivisions	27	7,221	125	—	—	7,221	125
Mortgage-backed securities and collateralized mortgage obligations	2	10,919	28	—	—	10,919	28
Corporate debt securities	9	14,672	242	755	1,017	15,427	1,259
Other equity securities	1	754	65	—	—	754	65
Total	41	$48,925	$516	$755	$1,017	$49,680	$1,533

		As of March 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	14	10,129	159	—	—	10,129	159
Corporate debt securities	1	2,375	9	—	—	2,375	9
Total	15	$12,504	$168	$—	$—	$12,504	$168

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	11	3,672	57	—	—	3,672	57
Corporate debt securities	1	2,371	12	—	—	2,371	12
Total	12	$6,043	$69	$—	$—	$6,043	$69
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
At March 31, 2013, approximately 62% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of March 31, 2013 and December 31, 2012.
The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. At March 31, 2013 and December 31, 2012, the Company's mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, FNMA and GNMA.
At March 31, 2013, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.8 million. The book value of these securities as of March 31, 2013 totaled $1.8 million, after other-than-temporary impairment charges during 2008, 2009, and 2010. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems. Due to continued market deterioration in these securities during 2009 and 2010, additional pre-tax charges to earnings were recorded. As of March 31, 2013, no additional charges had been recognized during 2011, 2012, or 2013. The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other-than-temporary impairment. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.
As of March 31, 2013, the Company also owned $1.8 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause shares of the fund to be deemed to be qualified under the Community Reinvestment Act (the "CRA"). Equity securities are considered to have other-than-temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the first quarter of 2013 and the full year of 2012, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
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

A summary of the contractual maturity distribution of debt investment securities at March 31, 2013 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$21,531	$21,770	$525	$526
Due after one year through five years	97,829	101,814	2,759	2,750
Due after five years through ten years	129,891	135,637	7,172	7,319
Due after ten years	59,525	60,866	12,065	11,931
Mortgage-backed securities and collateralized mortgage obligations	244,283	249,591	10,024	10,053
Total	$553,059	$569,678	$32,545	$32,579

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $2.6 million and a fair value of $2.8 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at March 31, 2013 and December 31, 2012 was $12.2 million and $11.1 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$80	$314
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	80	314
Equity securities:
Gross realized gains	—	2
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	—	2
	$80	$316

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2013 and December 31, 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$155	$312	$339	$180	$5	$—	$991
Collectively evaluated for impairment	816	4,084	5,555	2,904	253	1,657	15,269
Total	$971	$4,396	$5,894	$3,084	$258	$1,657	$16,260
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$68	$681	$240	$5	$1,137	$2,134
Loans receivable
Individually evaluated for impairment	$3,234	$2,121	$4,494	$1,510	$58	$—	$11,417
Collectively evaluated for impairment	77,261	240,510	440,822	252,438	19,335	—	1,030,366
Total	$80,495	$242,631	$445,316	$253,948	$19,393	$—	$1,041,783
Loans acquired with deteriorated credit quality (loan pool participations)	$59	$1,816	$22,826	$4,590	$65	$5,157	$34,513

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$159	$295	$293	$136	$6	$—	$889
Collectively evaluated for impairment	867	4,304	5,474	2,871	350	1,202	15,068
Total	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Loans acquired with deteriorated credit quality (loan pool participations)	$4	$77	$673	$240	$15	$1,125	$2,134
Loans receivable
Individually evaluated for impairment	$3,323	$1,806	$5,342	$886	$37	$—	$11,394
Collectively evaluated for impairment	81,403	236,810	434,642	251,990	19,045	—	1,023,890
Total	$84,726	$238,616	$439,984	$252,876	$19,082	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$76	$2,379	$24,346	$4,788	$67	$6,128	$37,784

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2013 and 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(173)	—	(112)	(49)	—	(373)
Recoveries	5	9	457	2	3	—	476
Provision	(21)	(39)	(330)	187	(52)	455	200
Ending balance	$971	$4,396	$5,894	$3,084	$258	$1,657	$16,260
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(912)	(26)	(175)	(11)	—	(1,124)
Recoveries	507	15	3	12	11	—	548
Provision	(593)	204	(297)	(604)	211	1,658	579
Ending balance	$1,123	$4,687	$4,851	$2,734	$378	$1,906	$15,679
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

Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment are based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and industrial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company's ability to establish relationships with the area's largest businesses. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the United States economy does not meaningfully improve, this could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Commercial Real Estate - The Company offers mortgage loans to commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. The market value of real estate securing commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

The following table sets forth information on the Company's troubled debt restructurings by class of financing receivable occurring during the stated periods:

	Three Months Ended March 31,
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial
Amortization or maturity date change	1	158	158	0	—	—
Commercial real estate:
Farmland
Interest rate reduction	0	—	—	2	2,475	2,475
Commercial real estate-other
Amortization or maturity date change	2	165	136	0	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	109	112	0	—	—
One- to four- family junior liens
Interest rate reduction	1	8	13	0	—	—
Total	5	$440	$419	2	$2,475	$2,475
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended March 31,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial and industrial
Amortization or maturity date change	2	688	0	—
Commercial real estate:
Construction and development
Interest rate reduction	0	—	1	580
Consumer
Amortization or maturity date change	1	23	0	—
Total	3	$711	1	$580
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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at March 31, 2013 and December 31, 2012:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
March 31, 2013
Agricultural	$76,695	$222	$3,578	$—	$—	$80,495
Commercial and industrial	216,467	10,866	14,014	—	—	241,347
Credit cards	1,021	13	6	—	—	1,040
Overdrafts	275	62	59	—	—	396
Commercial real estate:
Construction and development	68,054	10,394	3,545	—	—	81,993
Farmland	74,966	2,525	2,348	—	—	79,839
Multifamily	46,059	1,470	—	—	—	47,529
Commercial real estate-other	218,242	15,710	2,003	—	—	235,955
Total commercial real estate	407,321	30,099	7,896	—	—	445,316
Residential real estate:
One- to four- family first liens	194,971	3,921	1,612	—	—	200,504
One- to four- family junior liens	52,989	100	355	—	—	53,444
Total residential real estate	247,960	4,021	1,967	—	—	253,948
Consumer	19,100	71	70	—	—	19,241
Total	$968,839	$45,354	$27,590	$—	$—	$1,041,783
Loans acquired with deteriorated credit quality (loan pool participations)	$18,217	$—	$16,291	$—	$5	$34,513

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2012
Agricultural	$80,657	$579	$3,490	$—	$—	$84,726
Commercial and industrial	211,344	12,473	13,376	—	—	237,193
Credit cards	967	4	30	—	—	1,001
Overdrafts	452	181	126	—	—	759
Commercial real estate:
Construction and development	72,916	9,493	4,385	—	—	86,794
Farmland	76,023	2,684	2,356	—	—	81,063
Multifamily	46,272	1,486	—	—	—	47,758
Commercial real estate-other	209,143	13,745	1,481	—	—	224,369
Total commercial real estate	404,354	27,408	8,222	—	—	439,984
Residential real estate:
One- to four- family first liens	191,712	4,478	1,552	—	—	197,742
One- to four- family junior liens	54,606	229	299	—	—	55,134
Total residential real estate	246,318	4,707	1,851	—	—	252,876
Consumer	18,604	70	71	—	—	18,745
Total	$962,696	$45,422	$27,166	$—	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$21,251	$—	$16,518	$—	$15	$37,784
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

The following table sets forth the amounts and categories of the Company's impaired loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,563	$2,063	$—	$1,600	$2,100	$—
Commercial and industrial	668	785	—	775	1,524	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	149	299	—	149	299	—
Farmland	105	118	—	75	88	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	845	970	—	1,722	1,887	—
Total commercial real estate	1,099	1,387	—	1,946	2,274	—
Residential real estate:
One- to four- family first liens	285	341	—	136	203	—
One- to four- family junior liens	259	259	—	41	41	—
Total residential real estate	544	600	—	177	244	—
Consumer	32	49	—	14	30	—
Total	$3,906	$4,884	$—	$4,512	$6,172	$—
With an allowance recorded:
Agricultural	$1,671	$1,671	$155	$1,723	$1,723	$159
Commercial and industrial	1,453	1,453	312	1,031	1,031	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	524	524	160	525	525	105
Farmland	2,316	2,466	41	2,316	2,466	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	555	555	138	555	555	141
Total commercial real estate	3,395	3,545	339	3,396	3,546	293
Residential real estate:
One- to four- family first liens	887	887	129	642	642	89
One- to four- family junior liens	79	79	51	67	67	47
Total residential real estate	966	966	180	709	709	136
Consumer	26	26	5	23	23	6
Total	$7,511	$7,661	$991	$6,882	$7,032	$889
Total:
Agricultural	$3,234	$3,734	$155	$3,323	$3,823	$159
Commercial and industrial	2,121	2,238	312	1,806	2,555	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	673	823	160	674	824	105
Farmland	2,421	2,584	41	2,391	2,554	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,400	1,525	138	2,277	2,442	141
Total commercial real estate	4,494	4,932	339	5,342	5,820	293
Residential real estate:
One- to four- family first liens	1,172	1,228	129	778	845	89
One- to four- family junior liens	338	338	51	108	108	47
Total residential real estate	1,510	1,566	180	886	953	136
Consumer	58	75	5	37	53	6
Total	$11,417	$12,545	$991	$11,394	$13,204	$889

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,594	$15	$1,600	$12
Commercial and industrial	682	6	1,327	31
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	149	—	707	—
Farmland	106	2	—	—
Multifamily	—	—	—	—
Commercial real estate-other	843	2	731	—
Total commercial real estate	1,098	4	1,438	—
Residential real estate:
One- to four- family first liens	287	—	325	—
One- to four- family junior liens	261	2	—	—
Total residential real estate	548	2	325	—
Consumer	33	—	—	—
Total	$3,955	$27	$4,690	$43
With an allowance recorded:
Agricultural	$1,697	$12	1,853	10
Commercial and industrial	1,465	17	1,677	3
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	524	7	854	7
Farmland	2,466	27	2,657	29
Multifamily	—	—	—	—
Commercial real estate-other	555	4	1,086	11
Total commercial real estate	3,545	38	4,597	47
Residential real estate:
One- to four- family first liens	911	7	792	8
One- to four- family junior liens	80	—	—	—
Total residential real estate	991	7	792	8
Consumer	27	1	25	1
Total	$7,725	$75	$8,944	$69
Total:
Agricultural	$3,291	$27	3,453	22
Commercial and industrial	2,147	23	3,004	34
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	673	7	1,561	7
Farmland	2,572	29	2,657	29
Multifamily	—	—	—	—
Commercial real estate-other	1,398	6	1,817	11
Total commercial real estate	4,643	42	6,035	47
Residential real estate:
One- to four- family first liens	1,198	7	1,117	8
One- to four- family junior liens	341	2	—	—
Total residential real estate	1,539	9	1,117	8
Consumer	60	1	25	1
Total	$11,680	$102	$13,634	$112

The following table sets forth the composition of the Company's past due and nonaccrual loans at March 31, 2013 and December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
March 31, 2013
Agricultural	$24	$26	$—	$75	$80,420	$80,495	$—
Commercial and industrial	703	149	60	2,002	239,345	241,347	60
Credit cards	—	13	6	19	1,021	1,040	6
Overdrafts	53	7	2	62	334	396	—
Commercial real estate:
Construction and development	447	—	243	839	81,154	81,993	243
Farmland	15	—	—	47	79,792	79,839	—
Multifamily	—	—	—	—	47,529	47,529	—
Commercial real estate-other	1,288	43	—	2,595	233,360	235,955	—
Total commercial real estate	1,750	43	243	3,481	441,835	445,316	243
Residential real estate:
One- to four- family first liens	2,706	356	301	3,824	196,680	200,504	301
One- to four- family junior liens	437	60	55	701	52,743	53,444	55
Total residential real estate	3,143	416	356	4,525	249,423	253,948	356
Consumer	67	71	2	199	19,042	19,241	2
Total	$5,740	$725	$669	$10,363	$1,031,420	$1,041,783	$667
December 31, 2012
Agricultural	$96	$—	$—	$96	$84,630	$84,726	$—
Commercial and industrial	289	70	85	444	236,749	237,193	85
Credit cards	4	—	30	34	967	1,001	30
Overdrafts	82	6	39	127	632	759	—
Commercial real estate:
Construction and development	448	—	—	448	86,346	86,794	—
Farmland	—	—	—	—	81,063	81,063	—
Multifamily	—	—	—	—	47,758	47,758	—
Commercial real estate-other	892	295	67	1,254	223,115	224,369	67
Total commercial real estate	1,340	295	67	1,702	438,282	439,984	67
Residential real estate:
One- to four- family first liens	2,210	1,185	311	3,706	194,036	197,742	311
One- to four- family junior liens	233	189	75	497	54,637	55,134	75
Total residential real estate	2,443	1,374	386	4,203	248,673	252,876	386
Consumer	70	72	4	146	18,599	18,745	4
Total	$4,324	$1,817	$611	$6,752	$1,028,532	$1,035,284	$572

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
Delinquency status of a loan is determined by the number of days that have elapsed past the loan's payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more. Loans shown in the 30-59 days and 60-89 days columns in the table above reflect contractual delinquency status of loans not considered nonperforming due to classification as a TDR or being placed on non-accrual.

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
(in thousands)
Agricultural	$25	$64
Commercial and industrial	548	757
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	149	149
Farmland	32	33
Multifamily	—	—
Commercial real estate-other	1,003	1,128
Total commercial real estate	1,184	1,310
Residential real estate:
One- to four- family first liens	444	550
One- to four- family junior liens	148	223
Total residential real estate	592	773
Consumer	36	34
Total	$2,385	$2,938

As of March 31, 2013, the Company had no commitments to lend additional funds to any borrowers who had nonperforming loans.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of March 31, 2013, approximately 66% of the loans were contractually current or less than 90 days past due, while 34% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 34% contractually past due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three months ended March 31, 2013 and 2012 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$68,781	$—	$68,781	$—
State and political subdivisions	221,019	—	221,019	—
Mortgage-backed securities and collateralized mortgage obligations	249,591	—	249,591	—
Corporate debt securities	29,218	—	29,218	—
Collateralized debt obligations	1,069	—	—	1,069
Total available for sale debt securities	569,678	—	568,609	1,069
Available for sale equity securities:
Other equity securities	2,783	2,783	—	—
Total available for sale equity securities	2,783	2,783	—	—
Total securities available for sale	$572,461	$2,783	$568,609	$1,069

Mortgage servicing rights	$1,684	$—	$—	$1,684

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$69,783	$—	$69,783	$—
State and political subdivisions	218,019	—	218,019	—
Mortgage-backed securities and collateralized mortgage obligations	243,118	—	243,118	—
Corporate debt securities	24,185	—	24,185	—
Collateralized debt obligations	755	—	—	755
Total available for sale debt securities	555,860	—	555,105	755
Available for sale equity securities:
Other equity securities	1,681	1,681	—	—
Total available for sale equity securities	1,681	1,681	—	—
Total securities available for sale	$557,541	$1,681	$555,105	$755

Mortgage servicing rights	$1,484	$—	$—	$1,484

There were no transfers of assets between levels 1 and 2 during the three months ended March 31, 2013 and 2012.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2013 and 2012:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$755	$1,484	$806	$1,265
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	—	(6)	—	(104)
Included in other comprehensive income	314	—	(1)	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	206	—	162
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance	$1,069	$1,684	$805	$1,323
The following table presents the amount of gains and losses included in earnings and other comprehensive income for the three months ended March 31, 2013 and 2012 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$—	$200	$—	$58

Change in unrealized losses for the period included in other comprehensive income	314	—	(1)	—
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
Other Real Estate Owned ("OREO") - Other real estate owned represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the carrying amount of the loan at the time of acquisition, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals as well as independent fair value assessments from real estate brokers or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable, the valuations are classified as Level 3.

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2013 and December 31, 2012, as more fully described previously.

	Fair Value Measurement at March 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$25	$—	$—	$25
Commercial and industrial	1,434	—	—	1,434
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	440	—	—	440
Farmland	105	—	—	105
Multifamily	—	—	—	—
Commercial real estate-other	714	—	—	714
Total commercial real estate	1,259	—	—	1,259
Residential real estate:
One- to four- family first liens	435	—	—	435
One- to four- family junior liens	279	—	—	279
Total residential real estate	714	—	—	714
Consumer	53	—	—	53
Collateral dependent impaired loans	$3,485	$—	$—	$3,485
Other real estate owned	$3,025	$—	$—	$3,025

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,106	—	—	1,106
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	496	—	—	496
Farmland	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate-other	501	—	—	501
Total commercial real estate	997	—	—	997
Residential real estate:
One- to four- family first liens	114	—	—	114
One- to four- family junior liens	19	—	—	19
Total residential real estate	133	—	—	133
Consumer	32	—	—	32
Collateral dependent impaired loans	$2,268	$—	$—	$2,268
Other real estate owned	$3,278	$—	$—	$3,278

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2013 and December 31, 2012. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	March 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$21,932	$21,932	$21,932	$—	$—
Investment securities:
Available for sale	572,461	572,461	2,783	568,609	1,069
Held to maturity	32,545	32,579	—	32,579	—
Total investment securities	605,006	605,040	2,783	601,188	1,069
Loans held for sale	872	888	—	—	888
Loans, net:
Agricultural	79,396	79,499	—	—	79,499
Commercial and industrial	236,595	236,257	—	—	236,257
Credit cards	1,011	1,011	—	—	1,011
Overdrafts	297	297	—	—	297
Commercial real estate:
Construction and development	79,889	80,084	—	—	80,084
Farmland	79,193	80,133	—	—	80,133
Multifamily	47,144	47,260	—	—	47,260
Commercial real estate-other	232,488	234,217	—	—	234,217
Total commercial real estate	438,714	441,694	—	—	441,694
Residential real estate:
One- to four- family first liens	197,641	199,307	—	—	199,307
One- to four- family junior liens	52,819	53,727	—	—	53,727
Total residential real estate	250,460	253,034	—	—	253,034
Consumer	19,050	19,091	—	—	19,091
Total loans, net	1,025,523	1,030,883	—	—	1,030,883
Loan pool participations, net	32,379	32,379	—	—	32,379
Accrued interest receivable	9,443	9,443	9,443	—	—
Federal Home Loan Bank stock	12,167	12,167	—	12,167	—
Financial liabilities:
Deposits:
Non-interest bearing demand	175,510	175,510	175,510	—	—
Interest-bearing checking	590,899	590,899	590,899	—	—
Savings	95,760	95,760	95,760	—	—
Certificates of deposit under $100,000	298,112	300,351	—	300,351	—
Certificates of deposit $100,000 and over	213,364	214,742	—	214,742	—
Total deposits	1,373,645	1,377,262	862,169	515,093	—
Federal funds purchased and securities sold under agreements to repurchase	55,846	55,846	55,846	—	—
Federal Home Loan Bank borrowings	152,147	154,434	—	—	154,434
Long-term debt	15,464	9,800	—	—	9,800
Accrued interest payable	1,492	1,492	1,492	—	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,191	$47,191	$47,191	$—	$—
Investment securities:
Available for sale	557,541	557,541	1,681	555,105	755
Held to maturity	32,669	32,920	—	32,920	—
Total investment securities	590,210	590,461	1,681	588,025	755
Loans held for sale	1,195	1,224	—	—	1,224
Loans, net:
Agricultural	83,602	83,180	—	—	83,180
Commercial and industrial	232,337	230,615	—	—	230,615
Credit cards	982	982	—	—	982
Overdrafts	562	562	—	—	562
Commercial real estate:
Construction and development	84,645	84,335	—	—	84,335
Farmland	80,425	79,931	—	—	79,931
Multifamily	47,407	47,450	—	—	47,450
Commercial real estate-other	221,229	222,421	—	—	222,421
Total commercial real estate	433,706	434,137	—	—	434,137
Residential real estate:
One- to four- family first liens	195,126	193,906	—	—	193,906
One- to four- family junior liens	54,449	54,808	—	—	54,808
Total residential real estate	249,575	248,714	—	—	248,714
Consumer	18,563	18,631	—	—	18,631
Total loans, net	1,019,327	1,016,821	—	—	1,016,821
Loan pool participations, net	35,650	35,650	—	—	35,650
Accrued interest receivable	10,292	10,292	10,292	—	—
Federal Home Loan Bank stock	11,087	11,087	—	11,087	—
Financial liabilities:
Deposits:
Non-interest bearing demand	190,491	190,491	190,491	—	—
Interest-bearing checking	582,283	582,283	582,283	—	—
Savings	91,603	91,603	91,603	—	—
Certificates of deposit under $100,000	312,489	314,978	—	314,978	—
Certificates of deposit $100,000 and over	222,867	224,311	—	224,311	—
Total deposits	1,399,733	1,403,666	864,377	539,289	—
Federal funds purchased and securities sold under agreements to repurchase	68,823	68,823	68,823	—	—
Federal Home Loan Bank borrowings	120,120	123,202	—	—	123,202
Long-term debt	15,464	9,939	—	—	9,939
Accrued interest payable	1,475	1,475	1,475	—	—

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at March 31, 2013, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2013	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateralized debt obligations	$1,069	Discounted cash flows	Pretax discount rate	15.00%	-	15.00%	15.00%
			Actual defaults	14.01%	-	20.58%	15.80%
			Actual deferrals	5.52%	-	16.01%	9.19%
Collateral dependent impaired loans:
Agricultural	25	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial and industrial	1,434	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	440	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Farmland	105	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial Real Estate-other	714	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	435	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	279	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	53	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	1,684	Discounted cash flows	Constant prepayment rate	13.35%	-	21.93%	14.64%
			Pretax discount rate	11.00%	-	14.00%	11.19%
Other real estate owned	3,025	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

8.Variable Interest Entities
Loan Pool Participations
The Company has invested in certain participation certificates of loan pools which are purchased, held and serviced by a third-party independent servicing corporation. The Company's portfolio holds approximately 95% of the participation interests in the pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska, in which the Company participates. SRC's owner holds the rest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.
These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction), SRC's due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, the Company's management reviewed the status and decided if it wished to continue in the process. If the decision to consider a bid was made, SRC conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses, changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan at cents per dollar (discounted price) based on SRC's assessment of the recovery potential of each loan.
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
Loan pool participations are shown on the Company's consolidated balance sheets as a separate asset category. The original carrying value or investment basis of loan pool participations is the discounted price paid by the Company to acquire its interests, which, as noted, is less than the face amount of the underlying loans. The Company's investment basis is reduced as SRC recovers principal on the loans and remits its share to the Company or as loan balances are written off as uncollectible.

9.Effect of New Financial Accounting Standards
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under this update, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update seeks to to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.

10.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2013, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2013 have been recognized in the consolidated financial statements for the period ended March 31, 2013. Events or transactions that provided evidence about conditions that did not exist at March 31, 2013, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended March 31, 2013, and no items were identified requiring additional disclosure in the notes to the consolidated financial statements.
On April 18, 2013, the Board of Directors of the Company declared a cash dividend of $0.125 per share payable on June 17, 2013 to shareholders of record as of the close of business on June 1, 2013.
Pursuant to the share repurchase program approved on January 15, 2013 we have purchased 40,713 shares of Common Stock subsequent to March 31, 2013 and through May 6, 2013 for a total cost of $1.0 million inclusive of transaction costs, leaving $4.0 million remaining available under the program.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2012 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Estimates
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, participation interests in loan pools, intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2012.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012
Summary
For the three months ended March 31, 2013 we earned net income of $4.8 million, compared with $4.4 million, for the three months ended March 31, 2012, an increase of 8.1%. Basic and diluted earnings per common share for the first quarter of 2013 were each $0.56 versus $0.52 for each in the first quarter of 2012. Our annualized return on average assets (the "ROAA") for the first three months of 2013 was 1.09% compared with a return of 1.05% for the same period in 2012. Our annualized return on average shareholders' equity (the "ROAE") was 11.09% for the three months ended March 31, 2013 versus 11.29% for the three months ended March 31, 2012. The annualized return on average tangible equity (the "ROATE") was 11.98% for the first quarter of 2013 compared with 12.41% for the same period in 2012.
The following table presents selected financial results and measures for the first quarter of 2013 and 2012.

	Three Months Ended March 31,
($ amounts in thousands)	2013	2012
Net Income	$4,790	$4,432
Average Assets	1,774,931	1,691,513
Average Shareholders' Equity	175,213	157,933
Return on Average Assets* (ROAA)	1.09%	1.05%
Return on Average Shareholders' Equity* (ROAE)	11.09%	11.29%
Return on Average Tangible Equity* (ROATE)	11.98%	12.41%
Total Equity to Assets (end of period)	9.90%	9.23%
Tangible Equity to Tangible Assets (end of period)	9.43%	8.70%
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible equity and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Net Income:
Net income	$4,790	$4,432
Average Tangible Equity:
Average total shareholders' equity	$175,213	$157,933
Less: Average goodwill and intangibles	(9,369)	(10,129)
Average tangible equity	$165,844	$147,804
ROATE (annualized)	11.98%	12.41%

	As of March 31,
(in thousands)	2013	2012
Tangible Equity:
Total shareholders' equity	176,865	159,270
Intangibles	(9,303)	(10,053)
Tangible equity	167,562	149,217
Tangible Assets:
Total assets	1,785,645	1,725,844
Less: Intangibles	(9,303)	(10,053)
Tangible assets	1,776,342	1,715,791
Tangible equity/tangible assets	9.43%	8.70%

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
Our net interest income for the three months ended March 31, 2013 increased $0.5 million to $13.8 million compared with $13.2 million for the three months ended March 31, 2012. Our total interest income of $17.2 million was $0.3 million lower in the first quarter of 2013 compared with the same period in 2012. Most of the decrease in total interest income was attributable to a decrease in loan interest income due to the general low interest rate environment. This decrease was partially offset by increased loan pool participation income due to the payoff of several loans in the portfolio at a value greater than their net book value. Income from investment securities was relatively unchanged, despite an increase in the average balance of investment securities, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.The decrease in total interest income was more than offset by reduced interest expense on deposits and other interest-bearing liabilities, including FHLB borrowings. Total interest expense for the first quarter of 2013 decreased $0.9 million, or 20.3%, compared with the same period in 2012, due primarily to lower average interest rates in 2013. Our net interest margin on a tax-equivalent basis for the first quarter of 2013 was relatively stable at 3.51% compared with 3.52% in the first quarter of 2012. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.33% for the first quarter of 2013 from 4.60% for the first quarter of 2012. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the first three months of 2013 to 0.98% from 1.26% for the first three months of 2012, due to the continued repricing of new time deposits and other interest-bearing liabilities, including FHLB borrowings at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the three months ended March 31, 2013 and 2012. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,034,560	$12,308	4.82%	$981,352	$13,275	5.44%
Loan pool participations (4)	36,590	1,080	11.97	50,609	454	3.61
Investment securities:
Taxable investments	440,320	2,630	2.42	401,809	2,752	2.75
Tax exempt investments (2)	166,393	1,965	4.79	146,222	1,775	4.88
Total investment securities	606,713	4,595	3.07	548,031	4,527	3.32
Federal funds sold and interest-bearing balances	7,738	5	0.26	18,352	10	0.22
Total interest-earning assets	$1,685,601	$17,988	4.33%	$1,598,344	$18,266	4.60%

Cash and due from banks	22,046			21,896
Premises and equipment	25,574			26,350
Allowance for loan losses	(18,388)			(18,067)
Other assets	60,098			62,990
Total assets	$1,774,931			$1,691,513

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$675,885	$707	0.42%	$580,231	$866	0.60%
Certificates of deposit	525,957	1,872	1.44	572,494	2,363	1.66
Total deposits	1,201,842	2,579	0.87	1,152,725	3,229	1.13
Federal funds purchased and repurchase agreements	63,328	45	0.29	51,821	58	0.45
Federal Home Loan Bank borrowings	121,856	692	2.30	138,643	803	2.33
Long-term debt and other	16,038	83	2.10	16,131	177	4.41
Total borrowed funds	201,222	820	1.65	206,595	1,038	2.02
Total interest-bearing liabilities	$1,403,064	$3,399	0.98%	$1,359,320	$4,267	1.26%

Net interest spread(2)			3.35%			3.34%

Demand deposits	182,453			157,877
Other liabilities	14,201			16,383
Shareholders' equity	175,213			157,933
Total liabilities and shareholders' equity	$1,774,931			$1,691,513

Interest income/earning assets (2)	$1,685,601	$17,988	4.33%	$1,598,344	$18,266	4.60%
Interest expense/earning assets	$1,685,601	$3,399	0.82%	$1,598,344	$4,267	1.08%
Net interest margin (2)(5)		$14,589	3.51%		$13,999	3.52%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$194			$195
Securities		604			556
Total tax equivalent adjustment		798			751
Net Interest Income		$13,791			$13,248

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended March 31, 2013, compared to the same period in 2012, reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2013 Compared to 2012 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$3,611	$(4,578)	$(967)
Loan pool participations	(837)	1,463	626
Investment securities:
Taxable investments	1,123	(1,245)	(122)
Tax exempt investments	400	(210)	190
Total investment securities	1,523	(1,455)	68
Federal funds sold and interest-bearing balances	(15)	10	(5)
Change in interest income	4,282	(4,560)	(278)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	684	(843)	(159)
Certificates of deposit	(187)	(304)	(491)
Total deposits	497	(1,147)	(650)
Federal funds purchased and repurchase agreements	59	(72)	(13)
Federal Home Loan Bank borrowings	(100)	(11)	(111)
Other long-term debt	(1)	(93)	(94)
Total borrowed funds	(42)	(176)	(218)
Change in interest expense	455	(1,323)	(868)
Change in net interest income	$3,827	$(3,237)	$590
Percentage change in net interest income over prior period			4.21%
Interest income and fees on loans on a tax-equivalent basis decreased $1.0 million, or 7.3%, in the first quarter of 2013 compared to the same period in 2012. Average loans were $53.2 million, or 5.4%, higher in the first quarter of 2013 compared with 2012. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.44% in the first quarter of 2012 to 4.82% in first quarter of 2013, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $1.1 million for the first quarter of 2013 compared with $0.5 million for the first quarter of 2012, an increase of $0.6 million. Average loan pool participations were $14.0 million, or 27.7%, lower in the first quarter of 2013 compared with 2012. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and will continue as the Company exits this line of business.
The net “all-in” yield on loan pool participations was 11.97% for the first quarter of 2013, up from 3.61% for the same period of 2012. The net yield was higher in the first quarter of 2013 than for the first quarter of 2012 primarily due to the payoff of several loans in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, despite recent results, as the percentage of creditworthy borrowers in the portfolio decreases.
Interest income on investment securities on a tax-equivalent basis totaled $4.6 million in the first three months of 2013 compared with $4.5 million for the same period of 2012. The average balance of investments in the first quarter of 2013 was $606.7 million compared with $548.0 million in the first quarter of 2012, an increase of $58.7 million, or 10.7%. The increase in average balance resulted from our investment in securities of a portion of the excess liquidity provided by a combination of decreasing cash and cash equivalents and loan pool balances. The tax-equivalent yield on our investment portfolio in the first quarter of 2013 decreased to 3.07% from 3.32% in the comparable period of 2012, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.7 million, or 20.1%, lower in the first three months of 2013 compared with the same period in 2012, mainly due to the decrease in interest rates being paid during 2013. The weighted average rate paid on interest-bearing deposits was 0.87% in the first quarter of 2013 compared with 1.13% in the first quarter of 2012. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first three months of 2013 increased $49.1 million, or 4.3%, compared with the same period in 2012.
Interest expense on borrowed funds was $0.2 million lower in the first three months of 2013 compared with the same period in 2012. Interest on borrowed funds totaled $0.8 million for the first quarter of 2013. Average borrowed funds for the first quarter of 2013 were $5.4 million lower compared with the same period in 2012. This decrease was due primarily to a decrease in the level of FHLB borrowings, somewhat offset by an increase in federal funds purchased and repurchase agreements. The weighted average rate on borrowed funds decreased to 1.65% for the first quarter of 2013 compared with 2.02% for the first quarter of 2012, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
Provision for Loan Losses
We recorded a provision for loan losses of $0.2 million in the first quarter of 2013 compared with a $0.6 million provision in the first quarter of 2012, a decrease of $0.4 million, or 65.5%. Net loans recovered in the first quarter of 2013 totaled $0.1 million compared with net loans charged off of $0.6 million in the first quarter of 2012. The decreased provision reflects management’s belief that the regional economy has generally stablized and is showing signs of renewed growth, and the effects of a significant loan recovery during the first quarter of 2013. We believe that the allowance for loan losses was appropriate based on the inherent risk in the portfolio as of March 31, 2013; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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
Noninterest Income

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,349	$1,253	$96	7.7%
Service charges and fees on deposit accounts	707	767	(60)	(7.8)
Mortgage origination and loan servicing fees	1,044	767	277	36.1
Other service charges, commissions and fees	572	710	(138)	(19.4)
Bank owned life insurance income	231	230	1	0.4
Gain on sale or call of available for sale securities	80	316	(236)	(74.7)
Gain (loss) on sale of premises and equipment	(2)	158	(160)	NM
Total noninterest income	$3,981	$4,201	$(220)	(5.2)%
Noninterest income as a % of total revenue*	22.1%	22.0%
NM - Percentage change not considered meaningful.
* - Total revenue is net interest income plus noninterest income minus gain/loss on securities and premises and equipment.
Total noninterest income decreased $0.2 million for the first quarter of 2013 compared with the same period for 2012. The decrease in 2013 is primarily due to the decreased net gains on the sale or call of securities available for sale, the net loss on sale of premises and equipment, and a decrease in other service charges, commissions and fees between the comparative periods. Other service charges, commissions and fees decreased by $0.1 million, or 19.4%, to $0.6 million for the three months ended March 31, 2013, compared to $0.7 million for the same period last year, due to a general decline in fee levels. Net gains on the sale or call of securities available for sale for the first quarter of 2013 were $0.1 million, compared to $0.3 million for the same period of 2012. The gain was attributable to the gain on sale of a bond due to recent credit downgrades. Net gains on the sale of premises and equipment decreased by $0.2 million, to a small net loss, as the first quarter of 2012 included a gain on the sale of vacant property originally acquired for a potential bank branch location.
These decreases were partially offset by an increase in mortgage origination and loan servicing fees of $0.3 million, or 36.1%, to $1.0 million for the three months ended March 31, 2013, compared to $0.8 million for the same period last year. Going forward we expect that maintaining this level of fee income will be more dependent on the volume of new loan originations and less on refinance transactions, as many creditworthy borrowers have already taken advantage of the current historically low market rates. Trust, investment, and insurance fees increased $0.1 million, or 7.7%, primarily due to increased sales efforts in these business areas. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the three months ended March 31, 2013, noninterest income comprised 22.1% of total revenues, compared with 22.0% for the same period in 2012. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased service charges and fees on deposit accounts, and other service charges, commissions and fees, has significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income.
Noninterest Expense

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,293	$5,972	$321	5.4%
Net occupancy and equipment expense	1,688	1,644	44	2.7
Professional fees	683	732	(49)	(6.7)
Data processing expense	391	446	(55)	(12.3)
FDIC insurance expense	294	310	(16)	(5.2)
Amortization of intangible assets	166	194	(28)	(14.4)
Other operating expense	1,479	1,505	(26)	(1.7)
Total noninterest expense	$10,994	$10,803	$191	1.8%
Noninterest expense for the first quarter of 2013 was $11.0 million compared with $10.8 million for the first quarter of 2012, an increase of $0.2 million, or 1.8%. The primary reason for the increase in noninterest expense was an increase in salaries and employee benefits of $0.3 million, or 5.4%, primarily due to annual salary increases for employees that were effective at the beginning of 2013, and increased benefit costs.With the exception of a small increase in occupancy expense, all other noninterest expense categories experienced a decline for the first quarter of 2013, compared with the first quarter of 2012.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.2% for the first quarter of 2013, and 26.9% for the same period of 2012. Income tax expense increased to $1.8 million in the first quarter of 2013 compared with $1.6 million for the same period of 2012. Income tax expense and the effective tax rate increased due to increased taxable income.
FDIC Assessments
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $9.2 million in prepaid assessments. The FDIC determined each institution's prepaid assessment based on the institution's: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 31, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. On March 28, 2013 the FDIC announced that the balance of any prepaid assessments would be returned to institutions by June 30, 2013. As of March 31, 2013, $3.7 million of the Bank's prepaid assessments balance remained, and the Company expects to receive substantially all of this balance back.

FINANCIAL CONDITION
Our total assets remained steady at $1.79 billion as of March 31, 2013, the same as at December 31, 2012. Increased balances in both available for sale securities and loans were offset by a decrease in cash and cash equivalents and loan pool participations. Deposit balances and repurchase agreements both decreased, while FHLB borrowings and federal funds purchased increased. Total deposits at March 31, 2013 were $1.37 billion compared with $1.40 billion at December 31, 2012, down $26.1 million, or 1.9%, primarily due to decreases in commercial and business accounts, mainly in commercial NOW and money market accounts. FHLB borrowings increased $32.0 million from $120.1 million at December 31, 2012, to $152.1 million at March 31, 2013, while repurchase agreements were $54.3 million at March 31, 2013, a decrease of $14.5 million, from $68.8 million at December 31, 2012.
Investment Securities
Investment securities available for sale totaled $572.5 million as of March 31, 2013. This was an increase of $14.9 million, or 2.7%, from December 31, 2012. The increase was primarily due to investment maturities or calls during the period of $20.3 million being more than offset by security purchases of $37.2 million during the period. Due to the increased uncertainty that Basel III capital requirements will be adopted as originally proposed, management decided that placing new investment security purchases in the available for sale classification was the most prudent course of action. Investment securities classified as held to maturity were relatively unchanged at $32.5 million as of March 31, 2013. The investment portfolio consists mainly of U.S. government agency securities (11.4%), mortgage-backed securities (42.9%), and obligations of states and political subdivisions (39.7%).
As of March 31, 2013, we owned collateralized debt obligations with an amortized cost of $1.8 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets, and continue to obtain updated cash flow analysis as required. See Note 4 “Investment Securities” to our consolidated financial statements for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	March 31, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$80,495	7.7%	$84,726	8.2%
Commercial and industrial	241,347	23.2	237,193	22.9
Credit cards	1,040	0.1	1,001	0.1
Overdrafts	396	0.1	759	0.1
Commercial real estate:
Construction and development	81,993	7.9	86,794	8.4
Farmland	79,839	7.7	81,063	7.8
Multifamily	47,529	4.6	47,758	4.6
Commercial real estate-other	235,955	22.6	224,369	21.7
Total commercial real estate	445,316	42.8	439,984	42.5
Residential real estate:
One- to four- family first liens	200,504	19.2	197,742	19.1
One- to four- family junior liens	53,444	5.1	55,134	5.3
Total residential real estate	253,948	24.3	252,876	24.4
Consumer	19,241	1.8	18,745	1.8
Total loans	$1,041,783	100.0%	$1,035,284	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $6.5 million, to $1.04 billion as of March 31, 2013 as compared to December 31, 2012. As of March 31, 2013, our bank loan (excluding loan pool participations) to deposit ratio was 75.8% compared with a year-end 2012 bank loan to deposit ratio of 74.0%. We anticipate that the loan to deposit ratio will remain relatively stable in future periods, with loans showing overall measured growth and deposits remaining steady or increasing.
We have minimal direct exposure to subprime mortgages in our loan portfolio. Our loan policy provides a guideline that real estate mortgage borrowers have a Beacon score of 640 or greater. Exceptions to this guideline have been noted but the overall exposure is deemed minimal by management. Mortgages we originate and sell on the secondary market are typically underwritten according to the guidelines of secondary market investors. These mortgages are sold on a non-recourse basis. See Note 5 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to loans.

Loan Pool Participations
As of March 31, 2013, we had loan pool participations, net, totaling $32.4 million, down from $35.7 million at December 31, 2012. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of March 31, 2013, the categories of loans by collateral type in the loan pool participations were commercial real estate - 66%, commercial loans - 5%, single-family residential real estate - 13% and other loans - 16%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to loan pool participations.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of March 31, 2013, such cost basis was $34.5 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $93.2 million, resulting in an investment basis of 37.0% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As of March 31, 2013, loans in the southeast region of the United States represented approximately 44% of the total. The northeast was the next largest area with 32%, the central region with 20%, the southwest region with 3% and the northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 20% of the basis total, with the next highest state level being Ohio at 11%, then New Jersey at approximately 9%. As of March 31, 2013, approximately 66% of the loans were contractually current or less than 90 days past due, while 34% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 34% contractually past due includes loans in litigation and foreclosed property. As of March 31, 2013, loans in litigation totaled approximately $3.8 million, while foreclosed property was approximately $5.2 million.
Intangible Assets
Intangible assets decreased to $9.3 million as of March 31, 2013 from $9.5 million as of December 31, 2012 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2013.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
March 31, 2013
Intangible assets:
Insurance agency intangible	$1,320	$759	$561
Core deposit premium	5,433	3,933	1,500
Trade name intangible	7,040	—	7,040
Customer list intangible	330	128	202
Total	$14,123	$4,820	$9,303
Deposits
Total deposits as of March 31, 2013 were $1.37 billion compared with $1.40 billion as of December 31, 2012. Certificates of deposit were the largest category of deposits at March 31, 2013, representing approximately 37.2% of total deposits. Total certificates of deposit were $511.5 million at March 31, 2013, down $23.9 million, or 4.5%, from $535.4 million at December 31, 2012. Included in total certificates of deposit at March 31, 2013 was $20.3 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $2.2 million, or 9.7%, from the $22.4 million at December 31, 2012. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate our retention of certificates of deposit. Interest-bearing checking deposits were $590.9 million at March 31, 2013, an increase of $8.6 million, or 1.5%, from $582.3 million at December 31, 2012. The increased balances in non-certificate deposit accounts were primarily in public funds and consumer accounts. Included in interest-bearing checking deposits at March 31, 2013 was $14.7 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $6.0 million, or 29.1%, from the $20.8 million at December 31, 2012. The decrease during the period was primarily due to the reduction in funds held for one depositor on a short term basis. We expect gradual growth in ICS balances as we market the account type to a wider range of customers. Approximately 84.5% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $152.1 million as of March 31, 2013 compared with $120.1 million as of December 31, 2012. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of March 31, 2013, unchanged from December 31, 2012. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2042, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date thereafter, at the Company’s option. The interest rate was fixed on $7.8 million of the debt until December 15, 2012, at an interest rate of 6.48%, after which the rate became variable, as is the case with the remaining balance of the debt. The variable rate is based on the three month LIBOR rate plus 1.59% with interest payable quarterly. At March 31, 2013, the interest rate was at 1.87%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at March 31, 2013 and December 31, 2012:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
March 31, 2013
Agricultural	$—	$3,209	$25	$3,234
Commercial and industrial	60	1,063	548	1,671
Credit cards	6	—	—	6
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	243	77	149	469
Farmland	—	2,316	32	2,348
Multifamily	—	—	—	—
Commercial real estate-other	—	397	1,003	1,400
Total commercial real estate	243	2,790	1,184	4,217
Residential real estate:
One- to four- family first liens	301	472	444	1,217
One- to four- family junior liens	55	151	148	354
Total residential real estate	356	623	592	1,571
Consumer	2	23	36	61
Total	$667	$7,708	$2,385	$10,760

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2012
Agricultural	$—	$3,323	$64	$3,387
Commercial and industrial	85	953	757	1,795
Credit cards	30	—	—	30
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	78	149	227
Farmland	—	2,316	33	2,349
Multifamily	—	—	—	—
Commercial real estate-other	67	—	1,128	1,195
Total commercial real estate	67	2,394	1,310	3,771
Residential real estate:
One- to four- family first liens	311	313	550	1,174
One- to four- family junior liens	75	138	223	436
Total residential real estate	386	451	773	1,610
Consumer	4	23	34	61
Total	$572	$7,144	$2,938	$10,654
Our nonperforming assets totaled $13.8 million as of March 31, 2013, a decrease of $0.1 million compared to December 31, 2012. The balance of other real estate owned at March 31, 2013 was $3.0 million, down from $3.3 million at year-end 2012.All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of March 31, 2013. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $10.8 million (1.03% of total bank loans) as of March 31, 2013, compared to $10.7 million (1.03% of total bank loans) as of December 31, 2012. See Note 5 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to nonperforming assets.
At March 31, 2013, nonperforming loans consisted of $2.4 million in nonaccrual loans, $7.7 million in troubled debt restructures and $0.7 million in loans past due 90 days or more and still accruing. This compares with $2.9 million, $7.1 million and $0.6 million, respectively, as of December 31, 2012. Nonaccrual loans decreased $0.6 million, or 18.8%, at March 31, 2013 compared to December 31, 2012. The decrease in nonaccrual loans was primarily due to normal collection activity. The Company experienced a $0.6 million, or 7.9%, increase in restructured loans, from December 31, 2012 to March 31, 2013, primarily resulting from the addition of five loans (one commercial and industrial, two commercial real estate, and two residential real estate), along with two previously restructured loans (one commercial and one residential real estate) that were classified as TDRs in the quarter due to payment default. During the same period, loans past due 90 days or more and still accruing interest were relatively unchanged from December 31, 2012 to March 31, 2013. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $6.5 million as of March 31, 2013 compared with $6.1 million as of December 31, 2012, an increase of $0.4 million or 5.3%.
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
During the three months ended March 31, 2013, the Company restructured five loans by granting concessions to borrowers experiencing financial difficulties. A commercial and industrial loan with a balance of $0.2 million and two commercial real estate loans totaling $0.2 million were granted amortization or maturity concessions, while a residential first lien and a residential junior lien totaling $0.1 million were both granted interest rate concessions. Two previously restructured loans (a commercial and industrial loan and a residential first lien totaling $0.3 million) were classified as TDRs in the quarter due to payment defaults.

We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,708	$7,144
Not in compliance with modified terms - on nonaccrual status	548	551
Total restructured loans	$8,256	$7,695
Allowance for Loan Losses
Our allowance for loan losses (“ALLL”) as of March 31, 2013 was $16.3 million, which was 1.56% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $16.0 million as of December 31, 2012, which was 1.54% of total bank loans as of that date. Gross charge-offs for the first three months of 2013 totaled $0.4 million, while recoveries of previously charged-off loans totaled $0.5 million. Annualized net loan recoveries to average bank loans for the first three months of 2013 was 0.04% compared to net loan charge offs 0.21% for the year ended December 31, 2012. As of March 31, 2013, the ALLL was 151.1% of nonperforming loans compared with 149.8% as of December 31, 2012. Based on the inherent risk in the loan portfolio, we believe that as of March 31, 2013, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to the allowance for loan losses.
There were no changes to our ALLL calculation during the first three months of 2013. Classified and impaired loans are reviewed per the requirements of FASB ASC Topics 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's board of directors on a quarterly basis. At March 31, 2013, there were seven owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 38 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on 18 of these equity loans and other financial institutions have the first lien on the remaining 20.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2013, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders' equity was 9.90% of total assets as of March 31, 2013 and was 9.70% as of December 31, 2012. Tangible equity to tangible assets was 9.43% as of March 31, 2013 and 9.22% as of December 31, 2012. Our Tier 1 capital to risk-weighted assets ratio was 13.08% as of March 31, 2013 and was 12.78% as of December 31, 2012. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of March 31, 2013, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
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

We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our Tier 1 capital to risk-weighted assets ratios. We believe this ratio provides investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At March 31,	At December 31,
(in thousands)	2013	2012
Tier 1 capital
Total shareholders' equity	$176,865	$173,932
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	(7,253)	(8,180)
Less: Disallowed Intangibles	(9,471)	(9,617)
Tier 1 capital	$175,605	$171,599
Risk-weighted assets	$1,342,860	$1,343,194
Tier 1 capital to risk-weighted assets	13.08%	12.78%

On February 15, 2013, 15,700 restricted stock units were granted to certain officers of the Company. During the first three months of 2013, 17,295 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,174 shares were surrendered by grantees to satisfy tax requirements. In addition, 2,502 shares were issued in connection with the exercise of previously issued stock options, with no shares of stock surrendered in connection with the exercises.
The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At March 31, 2013
Consolidated:
Total capital/risk based	$192,478	14.33%	$107,429	8.00%	N/A	N/A
Tier 1 capital/risk based	175,604	13.08	53,714	4.00	N/A	N/A
Tier 1 capital/adjusted average	175,604	10.01	70,172	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$171,104	12.86%	$106,447	8.00%	$133,058	10.00%
Tier 1 capital/risk based	154,448	11.61	53,223	4.00	79,835	6.00
Tier 1 capital/adjusted average	154,448	8.87	69,682	4.00	87,103	5.00
At December 31, 2012
Consolidated:
Total capital/risk based	$188,427	14.03%	$107,456	8.00%	N/A	N/A
Tier 1 capital/risk based	171,599	12.78	53,728	4.00	N/A	N/A
Tier 1 capital/adjusted average	171,599	9.82	69,932	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$169,819	12.77%	$106,398	8.00%	$132,998	10.00%
Tier 1 capital/risk based	153,174	11.52	53,199	4.00	79,799	6.00
Tier 1 capital/adjusted average	153,174	8.83	69,386	4.00	86,733	5.00
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $21.9 million as of March 31, 2013, compared with $47.2 million as of December 31, 2012. Investment securities classified as available for sale, totaling $572.5 million and $557.5 million as of March 31, 2013 and December 31, 2012, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the FHLB that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2013 to meet the needs of borrowers and depositors.

Our principal sources of funds were FHLB borrowings, proceeds from the maturity and sale of investment securities, principal repayments on loan pool participations, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2013, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 35-year term. The interest rate on the debt is variable rate, based on the three month LIBOR rate plus 1.59% with interest payable quarterly. At March 31, 2013, the interest rate was at 1.87%.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of March 31, 2013, outstanding commitments to extend credit totaled approximately $255.5 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $4.3 million as of March 31, 2013. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2013, there were approximately $9.6 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In general, market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting the Company as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.
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
Net cash inflows from operating activities were $2.9 million in the first three months of 2013, compared with $8.4 million in the first three months of 2012. Net income before depreciation, amortization, and accretion was the primary contributor for the first three months of 2013.
Net cash outflows from investing activities were $20.1 million in the first quarter of 2013, compared to net cash outflows of $14.0 million in the comparable three month period of 2012. In the first three months of 2013, loans made to customers, net of collections, accounted for net outflows of $6.5 million, while investment securities transactions resulted in net cash outflows of $16.8 million. Cash inflows from loan pool participations were $3.3 million during the first three months of 2013 compared to a $4.1 million inflow during the same period of 2012.
Net cash used in financing activities in the first three months of 2013 was $8.1 million, compared with net cash provided by financing activities of $25.0 million for the same period of 2012. The largest financing cash outflows during the three months ended March 31, 2013 were the $26.1 million net decrease in deposits and a $14.5 million net decrease in repurchase agreements. The largest cash inflows from financing activities in the first three months of 2013 consisted of the net increase of $32.0 million in FHLB borrowings and an $1.6 million increase in Federal Funds purchased.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include: volume concentration (percentage of liabilities), cost, volatility, and the fit with the current management plan. These acceptable sources of liquidity include:
•Fed Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window
Fed Funds Lines:
Routine liquidity requirements are met by fluctuations in the Bank's federal funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal fund lines totaling $55.0 million, which are tested semi-annually to ensure availability.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of March 31, 2013, the Bank had $234.5 million of collateral pledged to the FHLB and $152.1 million in outstanding borrowings, leaving $77.1 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2013.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of March 31, 2013, the Bank has municipal securities with an approximate market value of $13.2 million pledged for liquidity purposes.
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
Like most financial institutions, our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. Our asset and liability committee ("ALCO") seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at March 31, 2013 and December 31, 2012.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
March 31, 2013
Dollar change	$340	$(455)	$(642)	$(1,162)
Percent change	0.6%	(0.8)%	(1.2)%	(2.1)%
December 31, 2012
Dollar change	$1,750	$1,044	$(859)	$(1,251)
Percent change	3.1%	1.9%	(1.5)%	(2.3)%
As shown above, at March 31, 2013, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $1.2 million. The effect of an immediate and sustained 200 basis point decrease in rates would increase our net interest income by approximately $0.3 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. Conversely, a decrease in interest rates would result in an increase in net interest income as interest-bearing liabilities would generally decline more rapidly than interest-earning assets. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2012.  Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2013	1,079	$22.53	—	$5,000,000
February 1 - 28, 2013	95	22.85	—	5,000,000
March 1 - 31, 2013	—	—	—	5,000,000
Total	1,174	$22.56	—	$5,000,000
(1) Represents shares withheld to satisfy tax withholding obligations upon the vesting of restricted stock units.
On January 15, 2013, our Board of Directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, we may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. There were no repurchases of stock during the quarter ended March 31, 2013.
Subsequent to March 31, 2013 and through May 6, 2013 we repurchased 40,713 shares of Common Stock for a total cost of $1.0 million inclusive of transaction costs, leaving $4.0 million remaining available under the program.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 7, 2013	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer