Form 10-Q
period 2013-06-30
MidWestOne Financial Group, Inc.
filed 2013-08-01
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-35968

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

As of July 31, 2013, there were 8,467,146 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$22,847	$30,197
Interest-bearing deposits in banks	723	16,242
Federal funds sold	—	752
Cash and cash equivalents	23,570	47,191
Investment securities:
Available for sale	509,385	557,541
Held to maturity (fair value of $31,755 as of June 30, 2013 and $32,920 as of December 31, 2012)	33,312	32,669
Loans held for sale	1,304	1,195
Loans	1,061,401	1,035,284
Allowance for loan losses	(16,578)	(15,957)
Net loans	1,044,823	1,019,327
Loan pool participations, net	29,717	35,650
Premises and equipment, net	26,386	25,609
Accrued interest receivable	9,538	10,292
Intangible assets, net	9,137	9,469
Bank-owned life insurance	29,137	28,676
Other real estate owned	2,774	3,278
Assets held for sale	—	764
Deferred income taxes	5,728	776
Other assets	17,073	20,382
Total assets	$1,741,884	$1,792,819
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$207,859	$190,491
Interest-bearing checking	578,155	582,283
Savings	95,720	91,603
Certificates of deposit under $100,000	278,029	312,489
Certificates of deposit $100,000 and over	177,173	222,867
Total deposits	1,336,936	1,399,733
Federal funds purchased	2,235	—
Securities sold under agreements to repurchase	57,677	68,823
Federal Home Loan Bank borrowings	143,174	120,120
Deferred compensation liability	3,513	3,555
Long-term debt	15,464	15,464
Accrued interest payable	1,247	1,475
Other liabilities	9,355	9,717
Total liabilities	1,569,601	1,618,887
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at June 30, 2013 and December 31, 2012	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at June 30, 2013 and December 31, 2012; issued 8,690,398 shares at June 30, 2013 and December 31, 2012; outstanding 8,466,471 shares at June 30, 2013 and 8,480,488 shares at December 31, 2012	8,690	8,690
Additional paid-in capital	80,252	80,383
Treasury stock at cost, 223,927 shares as of June 30, 2013 and 209,910 shares at December 31, 2012	(3,858)	(3,316)
Retained earnings	84,325	77,125
Accumulated other comprehensive income	2,874	11,050
Total shareholders' equity	172,283	173,932
Total liabilities and shareholders' equity	$1,741,884	$1,792,819

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$12,277	$12,799	$24,391	$25,879
Interest and discount on loan pool participations	610	401	1,690	855
Interest on bank deposits	1	12	6	22
Interest on federal funds sold	—	1	—	1
Interest on investment securities:
Taxable securities	2,546	2,818	5,176	5,570
Tax-exempt securities	1,334	1,246	2,695	2,465
Total interest income	16,768	17,277	33,958	34,792
Interest expense:
Interest on deposits:
Interest-bearing checking	600	761	1,271	1,590
Savings	35	32	71	69
Certificates of deposit under $100,000	1,121	1,496	2,360	3,086
Certificates of deposit $100,000 and over	569	754	1,202	1,527
Total interest expense on deposits	2,325	3,043	4,904	6,272
Interest on federal funds purchased	18	2	27	5
Interest on securities sold under agreements to repurchase	29	47	65	102
Interest on Federal Home Loan Bank borrowings	705	783	1,397	1,586
Interest on notes payable	7	9	15	18
Interest on long-term debt	75	167	150	335
Total interest expense	3,159	4,051	6,558	8,318
Net interest income	13,609	13,226	27,400	26,474
Provision for loan losses	600	575	800	1,154
Net interest income after provision for loan losses	13,009	12,651	26,600	25,320
Noninterest income:
Trust, investment, and insurance fees	1,423	1,220	2,772	2,473
Service charges and fees on deposit accounts	743	811	1,450	1,578
Mortgage origination and loan servicing fees	717	828	1,761	1,595
Other service charges, commissions and fees	596	623	1,168	1,333
Bank-owned life insurance income	230	221	461	451
Impairment losses on investment securities	—	—	—	—
Gain on sale or call of available for sale securities (Includes $4 and $84 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three and six months ended June 30, 2013, respectively)	4	417	84	733
Gain (loss) on sale of premises and equipment	—	4,047	(2)	4,205
Total noninterest income	3,713	8,167	7,694	12,368
Noninterest expense:
Salaries and employee benefits	6,173	11,988	12,466	17,960
Net occupancy and equipment expense	1,538	1,560	3,226	3,204
Professional fees	718	793	1,401	1,525
Data processing expense	337	369	728	815
FDIC insurance expense	296	293	590	603
Amortization of intangible assets	166	195	332	389
Other operating expense	1,357	1,382	2,836	2,887
Total noninterest expense	10,585	16,580	21,579	27,383
Income before income tax expense	6,137	4,238	12,715	10,305
Income tax expense (Includes $2 and $33 income tax expense reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2013, respectively)	1,606	726	3,394	2,361
Net income	$4,531	$3,512	$9,321	$7,944
Share and Per share information:
Ending number of shares outstanding	8,466,471	8,475,765	8,466,471	8,475,765
Average number of shares outstanding	8,474,925	8,471,379	8,484,100	8,484,649
Diluted average number of shares	8,517,292	8,516,461	8,526,961	8,521,971
Earnings per common share - basic	$0.54	$0.42	$1.10	$0.94
Earnings per common share - diluted	0.53	0.41	1.09	0.93
Dividends paid per common share	0.13	0.09	0.25	0.17
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,531	$3,512	$9,321	$7,944

Other comprehensive income (loss), available for sale securities:
Unrealized holding gains (losses) arising during period	(11,558)	1,556	(12,968)	2,415
Reclassification adjustment for gains included in net income	(4)	(417)	(84)	(733)
Income tax (expense) benefit	4,317	(434)	4,876	(630)
Other comprehensive income (loss) on available for sale securities	(7,245)	705	(8,176)	1,052

Other comprehensive income, pension plan:
Reclassification of pension plan expense due to plan settlement	—	5,968	—	5,968
Income tax benefit	—	(2,226)	—	(2,226)
Defined benefit pension plans	—	3,742	—	3,742
Other comprehensive income (loss), net of tax	(7,245)	4,447	(8,176)	4,794
Comprehensive income (loss)	$(2,714)	$7,959	$1,145	$12,738
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except share and per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$63,646	$6,137	$156,494
Net income	—	—	—	—	7,944	—	7,944
Dividends paid on common stock ($0.17 per share)	—	—	—	—	(1,443)	—	(1,443)
Stock options exercised (23,497shares)	—	—	(49)	265	—	—	216
Release/lapse of restriction on RSUs (15,610 shares)	—	—	(198)	210	—	—	12
Repurchase of common stock (86,083 shares)	—	—	—	(1,445)	—	—	(1,445)
Stock compensation	—	—	129	—	—	—	129
Other comprehensive income, net of tax	—	—	—	—	—	4,794	4,794
Balance at June 30, 2012	$—	$8,690	$80,215	$(3,282)	$70,147	$10,931	$166,701
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	9,321	—	9,321
Dividends paid on common stock ($0.25 per share)	—	—	—	—	(2,121)	—	(2,121)
Stock options exercised (22,193 shares)	—	—	(39)	143	—	—	104
Release/lapse of restriction on RSUs (19,385 shares)	—	—	(259)	282	—	—	23
Repurchase of common stock (40,713 shares)	—	—	—	(967)	—	—	(967)
Stock compensation	—	—	167	—	—	—	167
Other comprehensive loss, net of tax	—	—	—	—	—	(8,176)	(8,176)
Balance at June 30, 2013	$—	$8,690	$80,252	$(3,858)	$84,325	$2,874	$172,283
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,321	$7,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,154
Depreciation, amortization and accretion	2,709	2,729
(Gain) loss on sale of premises and equipment	2	(4,205)
Deferred income taxes	(76)	226
Stock-based compensation	167	141
Net gain on sale or call of available for sale securities	(84)	(733)
Net gain on sale of other real estate owned	(39)	(84)
Net gain on sale of loans held for sale	(838)	(899)
Writedown of other real estate owned	33	16
Origination of loans held for sale	(52,325)	(67,081)
Proceeds from sales of loans held for sale	53,054	69,010
Recognition of previously deferred expense related to pension plan settlement	—	3,002
Pension plan contribution	—	(3,031)
Decrease in accrued interest receivable	754	985
Increase in cash surrender value of bank-owned life insurance	(461)	(451)
(Increase) decrease in other assets	3,309	(544)
Decrease in deferred compensation liability	(42)	(48)
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(590)	8,364
Net cash provided by operating activities	15,694	16,495
Cash flows from investing activities:
Proceeds from sales of available for sale securities	12,205	16,224
Proceeds from maturities and calls of available for sale securities	59,139	58,772
Purchases of available for sale securities	(37,243)	(86,840)
Proceeds from maturities and calls of held to maturity securities	540	546
Purchase of held to maturity securities	(1,185)	(5,000)
Increase in loans	(26,372)	(12,734)
Decrease in loan pool participations, net	5,933	8,006
Purchases of premises and equipment	(2,025)	(1,465)
Proceeds from sale of other real estate owned	586	1,624
Proceeds from sale of premises and equipment	12	5,244
Proceeds from sale of assets held for sale	764	—
Net cash provided by (used in) investing activities	12,354	(15,623)
Cash flows from financing activities:
Net increase (decrease) in deposits	(62,797)	14,761
Increase (decrease) in federal funds purchased	2,235	(8,920)
Increase (decrease) in securities sold under agreements to repurchase	(11,146)	3,730
Proceeds from Federal Home Loan Bank borrowings	94,000	—
Repayment of Federal Home Loan Bank borrowings	(71,000)	(10,000)
Stock options exercised	127	216
Dividends paid	(2,121)	(1,443)
Repurchase of common stock	(967)	(1,445)
Net cash used in financing activities	(51,669)	(3,101)
Net decrease in cash and cash equivalents	(23,621)	(2,229)
Cash and cash equivalents at beginning of period	47,191	32,623
Cash and cash equivalents at end of period	$23,570	$30,394
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,786	$8,307
Cash paid during the period for income taxes	$4,038	$3,171
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$76	$1,392
Transfer of property to assets held for sale	$—	$764
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2013 may not be indicative of results for the year ending December 31, 2013, or for any other period.
During the quarter ended June 30, 2013, the Company identified an immaterial error in its accounting for other-than-temporary impairment on its portfolio of collateralized debt obligations. This error related to the identification of credit-related impairments subsequent to the Company's adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” as of April 1, 2009.
As a result, the Company has adjusted prior period amounts for the immaterial error. Specifically, on the Company's consolidated statement of shareholders' equity the balance of retained earnings was reduced by $2,653,000, from $66,299,000 to $63,646,000, and accumulated other comprehensive income was increased by $2,653,000, from $3,484,000 to $6,137,000, as of December 31, 2011, to reflect the effect of the error in the years ended December 31, 2009, 2010, and 2011. On the Company's consolidated balance sheets, retained earnings and accumulated other comprehensive income as of December 31, 2012, were decreased and increased, respectively, by $2,870,000. Of the adjustment amounts as of December 31, 2011 and 2012, $2,322,000 relates to the after-tax effect of credit impairments that should have been recognized in the Company's consolidated statements of operations for the year ended December 31, 2009. No adjustments to the Company's consolidated statements of operations for the three- and six-month periods ended June 30, 2012 were necessary as a result of this correction.
The correction will also result in the following adjustments to historical amounts which will be part of comparative amounts in future filings: (i) on the Company's consolidated statement of shareholders' equity, the balance of retained earnings will be reduced by $2,647,000, from $55,619,000 to $52,972,000, and accumulated other comprehensive income will be increased by $2,647,000, from $(1,826,000) to $821,000, as of December 31, 2010, to reflect the effect of the error in the years ended December 31, 2009 and 2010; (ii) on the Company's consolidated statements of operations, net income for the year ended December 31, 2011 will be reduced $6,000, from $13,317,000 to $13,311,000, with no change in the reported basic or diluted earnings per share for such time period; (iii) on the Company's consolidated statements of operations, net income for the year ended December 31, 2012 will be reduced $217,000, from $16,751,000 to

$16,534,000, with basic earnings per share decreasing from $1.97 to $1.95 and diluted earnings per share decreasing from $1.96 to $1.94 during such period; (iv) corresponding adjustments to the Company's comprehensive income will be made for the years ended December 31, 2012 and 2011; and (v) amounts in relevant footnotes for all periods to be presented will be corrected for the effects of this immaterial error.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the December 31, 2012 Annual Report on Form 10-K. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

2.Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of June 30, 2013, none were issued or outstanding.
Common Stock: As of June 30, 2013, the number of authorized shares of common stock for the Company was 15,000,000.
On October 18, 2011, our Board of Directors amended the Company's existing $1.0 million share repurchase program, originally authorized on July 26, 2011, by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012.

On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. As of June 30, 2013 the remaining amount available for share repurchases under the program was $4.0 million.

3.Earnings per Common Share
Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share amounts)	2013	2012	2013	2012
Basic earnings per common share computation
Numerator:
Net income	$4,531	$3,512	$9,321	$7,944

Denominator:
Weighted average shares outstanding	8,474,925	8,471,379	8,484,100	8,484,649
Basic earnings per common share	$0.54	$0.42	$1.10	$0.94

Diluted earnings per common share computation
Numerator:
Net income	$4,531	$3,512	$9,321	$7,944

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,517,292	8,516,461	8,526,961	8,521,971
Diluted earnings per common share	$0.53	$0.41	$1.09	$0.93

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$56,949	$669	$809	$56,809
State and political subdivisions	196,055	7,232	2,513	200,774
Mortgage-backed securities and collateralized mortgage obligations	218,039	3,260	1,866	219,433
Corporate debt securities	31,094	354	1,970	29,478
Total debt securities	502,137	11,515	7,158	506,494
Other equity securities	2,646	285	40	2,891
Total	$504,783	$11,800	$7,198	$509,385

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$68,707	$1,132	$56	$69,783
State and political subdivisions	206,392	11,752	125	218,019
Mortgage-backed securities and collateralized mortgage obligations	236,713	6,433	28	243,118
Corporate debt securities	26,438	360	1,858	24,940
Total debt securities	538,250	19,677	2,067	555,860
Other equity securities	1,637	109	65	1,681
Total	$539,887	$19,786	$2,132	$557,541

A summary of investment securities held to maturity is as follows:

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$20,209	$—	$1,193	$19,016
Mortgage-backed securities	9,843	4	306	9,541
Corporate debt securities	3,260	—	62	3,198
Total	$33,312	$4	$1,561	$31,755

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,278	$199	$57	$19,420
Mortgage-backed securities	10,133	121	—	10,254
Corporate debt securities	3,258	—	12	3,246
Total	$32,669	$320	$69	$32,920
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of June 30, 2013 and December 31, 2012. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$22,071	$809	$—	$—	$22,071	$809
State and political subdivisions	135	44,570	2,513	—	—	44,570	2,513
Mortgage-backed securities and collateralized mortgage obligations	12	85,435	1,866	—	—	85,435	1,866
Corporate debt securities	8	14,328	274	786	1,696	15,114	1,970
Other equity securities	1	960	40	—	—	960	40
Total	159	$167,364	$5,502	$786	$1,696	$168,150	$7,198

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$15,359	$56	$—	$—	$15,359	$56
State and political subdivisions	27	7,221	125	—	—	7,221	125
Mortgage-backed securities and collateralized mortgage obligations	2	10,919	28	—	—	10,919	28
Corporate debt securities	9	14,672	242	755	1,616	15,427	1,858
Other equity securities	1	754	65	—	—	754	65
Total	41	$48,925	$516	$755	$1,616	$49,680	$2,132

		As of June 30, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	27	$17,538	$1,193	$—	$—	$17,538	$1,193
Mortgage-backed securities and collateralized mortgage obligations	1	9,502	306	—	—	9,502	306
Corporate debt securities	1	2,322	62	—	—	2,322	62
Total	29	$29,362	$1,561	$—	$—	$29,362	$1,561

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	11	$3,672	$57	$—	$—	$3,672	$57
Corporate debt securities	1	2,371	12	—	—	2,371	12
Total	12	$6,043	$69	$—	$—	$6,043	$69
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
At June 30, 2013, approximately 60% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of June 30, 2013 and December 31, 2012.
At June 30, 2013 and December 31, 2012, the Company's mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, FNMA and GNMA. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At June 30, 2013, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.8 million. The book value of these securities as of June 30, 2013 totaled $2.4 million, after other-than-temporary impairment charges have been recognized. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems. Due to continued market deterioration in these securities, additional pre-tax charges to earnings were recorded from 2009 to 2012. The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess other-than-temporary impairment. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.
As of June 30, 2013, the Company also owned $1.9 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act (the "CRA"). Equity securities are considered to have other-than-temporary impairment whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the first half of 2013 and the full year of 2012, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy and the financial condition of the issuers deteriorate and the liquidity of certain securities remains depressed. As a result, there is a risk that other-than-temporary impairments may occur in the future and any such amounts could be material to the Company's consolidated statements of operations.

A summary of the contractual maturity distribution of debt investment securities at June 30, 2013 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$22,263	$22,541	$300	$300
Due after one year through five years	93,617	96,872	2,759	2,694
Due after five years through ten years	111,469	113,380	7,916	7,672
Due after ten years	56,749	54,268	12,494	11,548
Mortgage-backed securities and collateralized mortgage obligations	218,039	219,433	9,843	9,541
Total	$502,137	$506,494	$33,312	$31,755

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $2.6 million and a fair value of $2.9 million are also excluded from this table.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at June 30, 2013 and December 31, 2012 was $11.8 million and $11.1 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$64	$38	$144	$352
Gross realized losses	(60)	—	(60)	—
Other-than-temporary impairment	—	—	—	—
	4	38	84	352
Equity securities:
Gross realized gains	—	379	—	381
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	379	—	381
	$4	$417	$84	$733

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2013 and December 31, 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$145	$153	$440	$202	$7	$—	$947
Collectively evaluated for impairment	850	4,621	5,224	3,132	272	1,532	15,631
Total	$995	$4,774	$5,664	$3,334	$279	$1,532	$16,578
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$59	$719	$129	$5	$1,219	$2,134
Loans receivable
Individually evaluated for impairment	$3,103	$1,872	$4,693	$1,619	$58	$—	$11,345
Collectively evaluated for impairment	79,927	256,736	426,244	268,659	18,490	—	1,050,056
Total	$83,030	$258,608	$430,937	$270,278	$18,548	$—	$1,061,401
Loans acquired with deteriorated credit quality (loan pool participations)	$55	$1,694	$20,940	$4,192	$64	$4,906	$31,851

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$159	$295	$293	$136	$6	$—	$889
Collectively evaluated for impairment	867	4,304	5,474	2,871	350	1,202	15,068
Total	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Loans acquired with deteriorated credit quality (loan pool participations)	$4	$77	$673	$240	$15	$1,125	$2,134
Loans receivable
Individually evaluated for impairment	$3,323	$1,806	$5,342	$886	$37	$—	$11,394
Collectively evaluated for impairment	81,403	236,810	434,642	251,990	19,045	—	1,023,890
Total	$84,726	$238,616	$439,984	$252,876	$19,082	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$76	$2,379	$24,346	$4,788	$67	$6,128	$37,784

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2013 and 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Beginning balance	$971	$4,396	$5,894	$3,084	$258	$1,657	$16,260
Charge-offs	—	(203)	(88)	(68)	(22)	—	(381)
Recoveries	31	30	5	21	12	—	99
Provision	(7)	551	(147)	297	31	(125)	600
Ending balance	$995	$4,774	$5,664	$3,334	$279	$1,532	$16,578
2012
Beginning balance	$1,123	$4,687	$4,851	$2,734	$378	$1,906	$15,679
Charge-offs	—	(372)	(80)	(138)	(23)	—	(613)
Recoveries	—	82	10	—	4	—	96
Provision	(169)	549	(179)	298	6	70	575
Ending balance	$954	$4,946	$4,602	$2,894	$365	$1,976	$15,737

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2013 and 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(376)	(88)	(180)	(71)	—	(754)
Recoveries	36	39	462	23	15	—	575
Provision	(28)	512	(477)	484	(21)	330	800
Ending balance	$995	$4,774	$5,664	$3,334	$279	$1,532	$16,578
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(1,284)	(106)	(313)	(34)	—	(1,737)
Recoveries	507	97	13	12	15	—	644
Provision	(762)	753	(476)	(306)	217	1,728	1,154
Ending balance	$954	$4,946	$4,602	$2,894	$365	$1,976	$15,737
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

Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those loans. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on the borrower's continuing financial stability, and is therefore more likely to be affected by adverse personal circumstances.

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

The following tables set forth information on the Company's TDRs(1) by class of financing receivable occurring during the stated periods:

	Three Months Ended June 30,
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	55	57	0	—	—
Total	1	$55	$57	0	$—	$—

	Six Months Ended June 30,
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial
Amortization or maturity date change	1	158	158	0	—	—
Commercial real estate:
Farmland
Interest rate reduction	0	—	—	2	2,475	2,475
Commercial real estate-other
Amortization or maturity date change	2	165	136	0	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	2	164	169	0	—	—
One- to four- family junior liens
Interest rate reduction	1	8	13	0	—	—
Total	6	$495	$476	2	$2,475	$2,475
(1) - TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial and industrial
Amortization or maturity date change	1	536	0	—	2	688	0	—
Commercial real estate:
Commercial real estate-other
Interest rate reduction	0	—	1	576	0	—	1	576
Amortization or maturity date change	1	72	0	—	1	72	0	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	112	0	—	1	112	0	—
Total	3	$720	1	$576	4	$872	1	$576
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
The items listed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, non-impaired loans classified as substandard loans carry greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, non-impaired loans identified as substandard “performing collateral deficient” are reserved at 12 times the pass allocation due to the perceived additional risk for such credits.
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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at June 30, 2013 and December 31, 2012:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
June 30, 2013
Agricultural	$79,284	$328	$3,418	$—	$—	$83,030
Commercial and industrial	232,801	12,559	12,039	—	—	257,399
Credit cards	1,041	3	14	—	—	1,058
Overdrafts	317	116	52	—	—	485
Commercial real estate:
Construction and development	63,476	10,476	2,842	—	—	76,794
Farmland	74,973	3,890	2,347	—	—	81,210
Multifamily	41,313	583	—	—	—	41,896
Commercial real estate-other	217,187	11,866	1,984	—	—	231,037
Total commercial real estate	396,949	26,815	7,173	—	—	430,937
Residential real estate:
One- to four- family first liens	210,686	4,475	1,805	—	—	216,966
One- to four- family junior liens	52,985	163	164	—	—	53,312
Total residential real estate	263,671	4,638	1,969	—	—	270,278
Consumer	18,060	112	42	—	—	18,214
Total	$992,123	$44,571	$24,707	$—	$—	$1,061,401
Loans acquired with deteriorated credit quality (loan pool participations)	$16,791	$—	$15,055	$—	$5	$31,851

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2012
Agricultural	$80,657	$579	$3,490	$—	$—	$84,726
Commercial and industrial	211,344	12,473	13,376	—	—	237,193
Credit cards	967	4	30	—	—	1,001
Overdrafts	452	181	126	—	—	759
Commercial real estate:
Construction and development	72,916	9,493	4,385	—	—	86,794
Farmland	76,023	2,684	2,356	—	—	81,063
Multifamily	46,272	1,486	—	—	—	47,758
Commercial real estate-other	209,143	13,745	1,481	—	—	224,369
Total commercial real estate	404,354	27,408	8,222	—	—	439,984
Residential real estate:
One- to four- family first liens	191,712	4,478	1,552	—	—	197,742
One- to four- family junior liens	54,606	229	299	—	—	55,134
Total residential real estate	246,318	4,707	1,851	—	—	252,876
Consumer	18,604	70	71	—	—	18,745
Total	$962,696	$45,422	$27,166	$—	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$21,251	$—	$16,518	$—	$15	$37,784
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

The following table sets forth the amounts and categories of the Company's impaired loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,433	$1,933	$—	$1,600	$2,100	$—
Commercial and industrial	963	1,120	—	775	1,524	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	149	299	—	149	299	—
Farmland	101	114	—	75	88	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	816	1,016	—	1,722	1,887	—
Total commercial real estate	1,066	1,429	—	1,946	2,274	—
Residential real estate:
One- to four- family first liens	474	591	—	136	203	—
One- to four- family junior liens	69	69	—	41	41	—
Total residential real estate	543	660	—	177	244	—
Consumer	20	20	—	14	30	—
Total	$4,025	$5,162	$—	$4,512	$6,172	$—
With an allowance recorded:
Agricultural	$1,670	$1,670	$145	$1,723	$1,723	$159
Commercial and industrial	909	909	153	1,031	1,031	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	521	521	221	525	525	105
Farmland	2,316	2,466	31	2,316	2,466	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	790	802	188	555	555	141
Total commercial real estate	3,627	3,789	440	3,396	3,546	293
Residential real estate:
One- to four- family first liens	974	974	137	642	642	89
One- to four- family junior liens	102	102	65	67	67	47
Total residential real estate	1,076	1,076	202	709	709	136
Consumer	38	54	7	23	23	6
Total	$7,320	$7,498	$947	$6,882	$7,032	$889
Total:
Agricultural	$3,103	$3,603	$145	$3,323	$3,823	$159
Commercial and industrial	1,872	2,029	153	1,806	2,555	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	670	820	221	674	824	105
Farmland	2,417	2,580	31	2,391	2,554	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,606	1,818	188	2,277	2,442	141
Total commercial real estate	4,693	5,218	440	5,342	5,820	293
Residential real estate:
One- to four- family first liens	1,448	1,565	137	778	845	89
One- to four- family junior liens	171	171	65	108	108	47
Total residential real estate	1,619	1,736	202	886	953	136
Consumer	58	74	7	37	53	6
Total	$11,345	$12,660	$947	$11,394	$13,204	$889

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,491	$14	$1,600	$16	$1,531	$30	$1,600	$28
Commercial and industrial	1,062	8	813	7	1,106	19	848	37
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	149	—	707	—	149	—	707	—
Farmland	103	2	—	—	105	4	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	819	3	1,821	15	818	6	1,841	30
Total commercial real estate	1,071	5	2,528	15	1,072	10	2,548	30
Residential real estate:
One- to four- family first liens	478	—	48	1	482	4	49	1
One- to four- family junior liens	69	1	43	1	70	1	44	2
Total residential real estate	547	1	91	2	552	5	93	3
Consumer	20	—	—	—	21	—	—	—
Total	$4,191	$28	$5,032	$40	$4,282	$64	$5,089	$98
With an allowance recorded:
Agricultural	$1,671	$13	1,723	13	$1,688	$25	2,433	23
Commercial and industrial	919	11	1,648	20	929	24	1,704	23
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	523	7	407	1	523	15	1,983	1
Farmland	2,316	27	2,517	28	2,316	54	280	57
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	791	8	1,073	11	793	15	1,183	22
Total commercial real estate	3,630	42	3,997	40	3,632	84	3,446	80
Residential real estate:
One- to four- family first liens	976	5	884	8	978	12	912	17
One- to four- family junior liens	102	(1)	—	—	103	—	—	—
Total residential real estate	1,078	4	884	8	1,081	12	912	17
Consumer	39	1	24	1	39	1	39	1
Total	$7,337	$71	$8,276	$82	$7,369	$146	$8,534	$144
Total:
Agricultural	$3,162	$27	3,323	29	$3,219	$55	4,033	51
Commercial and industrial	1,981	19	2,461	27	2,035	43	2,552	60
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	672	7	1,114	1	672	15	2,690	1
Farmland	2,419	29	2,517	28	2,421	58	280	57
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,610	11	2,894	26	1,611	21	3,024	52
Total commercial real estate	4,701	47	6,525	55	4,704	94	5,994	110
Residential real estate:
One- to four- family first liens	1,454	5	932	9	1,460	16	961	18
One- to four- family junior liens	171	—	43	1	173	1	44	2
Total residential real estate	1,625	5	975	10	1,633	17	1,005	20
Consumer	59	1	24	1	60	1	39	1
Total	$11,528	$99	$13,308	$122	$11,651	$210	$13,623	$242

The following table sets forth the composition and past due and nonaccrual status of the Company's loans at June 30, 2013 and December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
June 30, 2013
Agricultural	$299	$91	$—	$390	$82,640	$83,030	$—
Commercial and industrial	783	166	171	1,120	256,279	257,399	171
Credit cards	2	1	14	17	1,041	1,058	14
Overdrafts	52	15	5	72	413	485	—
Commercial real estate:
Construction and development	—	—	—	—	76,794	76,794	—
Farmland	170	—	—	170	81,040	81,210	—
Multifamily	—	384	—	384	41,512	41,896	—
Commercial real estate-other	151	306	472	929	230,108	231,037	472
Total commercial real estate	321	690	472	1,483	429,454	430,937	472
Residential real estate:
One- to four- family first liens	2,618	868	212	3,698	213,268	216,966	212
One- to four- family junior liens	173	125	32	330	52,982	53,312	32
Total residential real estate	2,791	993	244	4,028	266,250	270,278	244
Consumer	79	90	—	169	18,045	18,214	—
Total	$4,327	$2,046	$906	$7,279	$1,054,122	$1,061,401	$901
December 31, 2012
Agricultural	$96	$—	$—	$96	$84,630	$84,726	$—
Commercial and industrial	289	70	85	444	236,749	237,193	85
Credit cards	4	—	30	34	967	1,001	30
Overdrafts	82	6	39	127	632	759	—
Commercial real estate:
Construction and development	448	—	—	448	86,346	86,794	—
Farmland	—	—	—	—	81,063	81,063	—
Multifamily	—	—	—	—	47,758	47,758	—
Commercial real estate-other	892	295	67	1,254	223,115	224,369	67
Total commercial real estate	1,340	295	67	1,702	438,282	439,984	67
Residential real estate:
One- to four- family first liens	2,210	1,185	311	3,706	194,036	197,742	311
One- to four- family junior liens	233	189	75	497	54,637	55,134	75
Total residential real estate	2,443	1,374	386	4,203	248,673	252,876	386
Consumer	70	72	4	146	18,599	18,745	4
Total	$4,324	$1,817	$611	$6,752	$1,028,532	$1,035,284	$572

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
(in thousands)
Agricultural	$11	$64
Commercial and industrial	510	757
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	149	149
Farmland	31	33
Multifamily	—	—
Commercial real estate-other	1,053	1,128
Total commercial real estate	1,233	1,310
Residential real estate:
One- to four- family first liens	527	550
One- to four- family junior liens	118	223
Total residential real estate	645	773
Consumer	35	34
Total	$2,434	$2,938

As of June 30, 2013, the Company had no commitments to lend additional funds to any borrowers who have had a troubled debt restructure.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of June 30, 2013, approximately 70% of the loans were contractually current or less than 90 days past due, while 30% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 30% contractually past due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three and six months ended June 30, 2013 and 2012 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$56,809	$—	$56,809	$—
State and political subdivisions	200,774	—	200,774	—
Mortgage-backed securities and collateralized mortgage obligations	219,433	—	219,433	—
Corporate debt securities	28,692	—	28,692	—
Collateralized debt obligations	786	—	—	786
Total available for sale debt securities	506,494	—	505,708	786
Available for sale equity securities:
Other equity securities	2,891	2,891	—	—
Total available for sale equity securities	2,891	2,891	—	—
Total securities available for sale	$509,385	$2,891	$505,708	$786

Mortgage servicing rights	$1,799	$—	$—	$1,799

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$69,783	$—	$69,783	$—
State and political subdivisions	218,019	—	218,019	—
Mortgage-backed securities and collateralized mortgage obligations	243,118	—	243,118	—
Corporate debt securities	24,185	—	24,185	—
Collateralized debt obligations	755	—	—	755
Total available for sale debt securities	555,860	—	555,105	755
Available for sale equity securities:
Other equity securities	1,681	1,681	—	—
Total available for sale equity securities	1,681	1,681	—	—
Total securities available for sale	$557,541	$1,681	$555,105	$755

Mortgage servicing rights	$1,484	$—	$—	$1,484

There were no transfers of assets between levels 1 and 2 during the three and six months ended June 30, 2013 and 2012.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2013 and 2012:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$755	$1,484	$806	$1,265
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	—	83	—	(231)
Included in other comprehensive income	31	—	229	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	232	—	357
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance	$786	$1,799	$1,035	$1,391

The following table presents the amount of gains and losses included in earnings and other comprehensive income for the six months ended June 30, 2013 and 2012 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$—	$315	$—	$126

Change in unrealized losses for the period included in other comprehensive income	31	—	229	—
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
Other Real Estate Owned ("OREO") - OREO represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the carrying amount of the loan at the time of acquisition, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals as well as independent fair value assessments from real estate brokers or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable, the valuations are classified as Level 3.

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2013 and December 31, 2012, as more fully described previously.

	Fair Value Measurement at June 30, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$11	$—	$—	$11
Commercial and industrial	1,366	—	—	1,366
Commercial real estate:
Construction and development	377	—	—	377
Farmland	101	—	—	101
Multifamily	—	—	—	—
Commercial real estate-other	870	—	—	870
Total commercial real estate	1,348	—	—	1,348
Residential real estate:
One- to four- family first liens	649	—	—	649
One- to four- family junior liens	58	—	—	58
Total residential real estate	707	—	—	707
Consumer	51	—	—	51
Collateral dependent impaired loans	$3,483	$—	$—	$3,483
Other real estate owned	$2,774	$—	$—	$2,774

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,106	—	—	1,106
Commercial real estate:
Construction and development	496	—	—	496
Farmland	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate-other	501	—	—	501
Total commercial real estate	997	—	—	997
Residential real estate:
One- to four- family first liens	114	—	—	114
One- to four- family junior liens	19	—	—	19
Total residential real estate	133	—	—	133
Consumer	32	—	—	32
Collateral dependent impaired loans	$2,268	$—	$—	$2,268
Other real estate owned	$3,278	$—	$—	$3,278

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2013 and December 31, 2012. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	June 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$23,570	$23,570	$23,570	$—	$—
Investment securities:
Available for sale	509,385	509,385	2,891	505,708	786
Held to maturity	33,312	31,755	—	31,755	—
Total investment securities	542,697	541,140	2,891	537,463	786
Loans held for sale	1,304	1,344	—	—	1,344
Loans, net:
Agricultural	81,915	81,973	—	—	81,973
Commercial and industrial	252,284	251,721	—	—	251,721
Credit cards	1,026	1,025	—	—	1,025
Overdrafts	362	362	—	—	362
Commercial real estate:
Construction and development	74,990	75,199	—	—	75,199
Farmland	80,314	81,070	—	—	81,070
Multifamily	41,535	41,728	—	—	41,728
Commercial real estate-other	227,813	229,636	—	—	229,636
Total commercial real estate	424,652	427,633	—	—	427,633
Residential real estate:
One- to four- family first liens	213,855	215,955	—	—	215,955
One- to four- family junior liens	52,699	53,571	—	—	53,571
Total residential real estate	266,554	269,526	—	—	269,526
Consumer	18,030	18,065	—	—	18,065
Total loans, net	1,044,823	1,050,305	—	—	1,050,305
Loan pool participations, net	29,717	29,717	—	—	29,717
Accrued interest receivable	9,538	9,538	9,538	—	—
Federal Home Loan Bank stock	11,784	11,784	—	11,784	—
Financial liabilities:
Deposits:
Non-interest bearing demand	207,859	207,859	207,859	—	—
Interest-bearing checking	578,155	578,155	578,155	—	—
Savings	95,720	95,720	95,720	—	—
Certificates of deposit under $100,000	278,029	279,673	—	279,673	—
Certificates of deposit $100,000 and over	177,173	178,224	—	178,224	—
Total deposits	1,336,936	1,339,631	881,734	457,897	—
Federal funds purchased and securities sold under agreements to repurchase	59,912	59,912	59,912	—	—
Federal Home Loan Bank borrowings	143,174	144,028	—	—	144,028
Long-term debt	15,464	9,826	—	—	9,826
Accrued interest payable	1,247	1,247	1,247	—	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,191	$47,191	$47,191	$—	$—
Investment securities:
Available for sale	557,541	557,541	1,681	555,105	755
Held to maturity	32,669	32,920	—	32,920	—
Total investment securities	590,210	590,461	1,681	588,025	755
Loans held for sale	1,195	1,224	—	—	1,224
Loans, net:
Agricultural	83,602	83,180	—	—	83,180
Commercial and industrial	232,337	230,615	—	—	230,615
Credit cards	982	982	—	—	982
Overdrafts	562	562	—	—	562
Commercial real estate:
Construction and development	84,645	84,335	—	—	84,335
Farmland	80,425	79,931	—	—	79,931
Multifamily	47,407	47,450	—	—	47,450
Commercial real estate-other	221,229	222,421	—	—	222,421
Total commercial real estate	433,706	434,137	—	—	434,137
Residential real estate:
One- to four- family first liens	195,126	193,906	—	—	193,906
One- to four- family junior liens	54,449	54,808	—	—	54,808
Total residential real estate	249,575	248,714	—	—	248,714
Consumer	18,563	18,631	—	—	18,631
Total loans, net	1,019,327	1,016,821	—	—	1,016,821
Loan pool participations, net	35,650	35,650	—	—	35,650
Accrued interest receivable	10,292	10,292	10,292	—	—
Federal Home Loan Bank stock	11,087	11,087	—	11,087	—
Financial liabilities:
Deposits:
Non-interest bearing demand	190,491	190,491	190,491	—	—
Interest-bearing checking	582,283	582,283	582,283	—	—
Savings	91,603	91,603	91,603	—	—
Certificates of deposit under $100,000	312,489	314,978	—	314,978	—
Certificates of deposit $100,000 and over	222,867	224,311	—	224,311	—
Total deposits	1,399,733	1,403,666	864,377	539,289	—
Federal funds purchased and securities sold under agreements to repurchase	68,823	68,823	68,823	—	—
Federal Home Loan Bank borrowings	120,120	123,202	—	—	123,202
Long-term debt	15,464	9,939	—	—	9,939
Accrued interest payable	1,475	1,475	1,475	—	—

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at June 30, 2013, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2013	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateralized debt obligations	$786	Discounted cash flows	Pretax discount rate	15.00%	-	15.00%	15.00%
			Actual defaults	14.01%	-	20.94%	15.85%
			Actual deferrals	5.52%	-	16.01%	9.37%
Collateral dependent impaired loans:
Agricultural	11	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial and industrial	1,366	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	377	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Farmland	101	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial Real Estate-other	870	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	649	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	58	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	51	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	1,799	Discounted cash flows	Constant prepayment rate	11.00%	-	19.24%	12.42%
			Pretax discount rate	11.00%	-	14.00%	11.18%
Other real estate owned	2,774	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

10.Effect of New Financial Accounting Standards
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under this update, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The update became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments became effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.

11.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2013, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2013 have been recognized in the consolidated financial statements for the period ended June 30, 2013. Events or transactions that provided evidence about conditions that did not exist at June 30, 2013, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended June 30, 2013.
On July 16, 2013, the Board of Directors of the Company declared a cash dividend of $0.125 per share payable on September 16, 2013 to shareholders of record as of the close of business on September 1, 2013.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2012 Annual Report on Form 10-K. Results of operations for the three- and six- month period ended June 30, 2013 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012
Summary
For the quarter ended June 30, 2013 we earned net income of $4.5 million, compared with $3.5 million for the quarter ended June 30, 2012, an increase of 29.0%. Basic and diluted earnings per common share for the second quarter of 2013 were $0.54 and $0.53, respectively, versus $0.42 and $0.41 in the second quarter of 2012. After excluding the effects of a $4.0 million gain on the sale of the Company's Home Mortgage Center location and a $6.1 million expense related to the termination and liquidation of the Company's defined benefit pension plan, both of which occurred in the second quarter of 2012, adjusted diluted 2012 second quarter earnings per share were $0.56.

The following table presents selected financial results and measures for the second quarter of 2013 and 2012.

	Three Months Ended June 30,
($ amounts in thousands)	2013	2012
Net Income	$4,531	$3,512
Average Assets	1,773,476	1,722,127
Average Shareholders' Equity	177,609	162,027
Return on Average Assets* (ROAA)	1.02%	0.82%
Return on Average Shareholders' Equity* (ROAE)	10.23	8.72
Return on Average Tangible Equity* (ROATE)	11.05	9.62
Total Equity to Assets (end of period)	9.89	9.76
Tangible Equity to Tangible Assets (end of period)	9.42	9.24
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible equity and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. In addition, we believe disclosure of these, and certain other financial metrics, exclusive of the gain we experienced on the sale of our Home Mortgage Center and the effects of the pension termination expense in the three months ended June 30, 2012 also provides investors with helpful information about our financial condition and results of operations.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(in thousands)	2013	2012
Net Income:
Net income	$4,531	$3,512
Plus: Intangible amortization, net of tax (1)	110	129
Adjusted net income	$4,641	$3,641
Plus: Pension termination expense	—	6,088
Less: Gain on sale of HMC	—	(4,047)
Net tax effect of above items(2)	—	(755)
Adjusted net income, exclusive of pension termination expense and gain on sale of HMC	4,641	4,927
Average Tangible Equity:
Average total shareholders' equity	$177,609	$162,027
Less: Average intangibles	(9,203)	(9,936)
Average tangible equity	$168,406	$152,091
ROATE (annualized)	11.05%	9.62%
ROATE, exclusive of pension termination expense and gain on sale of HMC (annualized)	11.05%	13.02%
Earnings per common share-basic	$0.54	$0.42
Earnings per common share-diluted	0.53	0.41
Earnings per common share-basic, exclusive of pension termination expense and gain on sale of HMC	0.54	0.57
Earnings per common share-diluted, exclusive of pension termination expense and gain on sale of HMC	0.53	0.56
(1) Computed assuming a federal income tax rate of 34%
(2) Computed assuming a combined state and federal tax rate of 37%

	As of June 30,
(in thousands)	2013	2012
Tangible Equity:
Total shareholders' equity	172,283	166,701
Less: Intangibles	(9,137)	(9,858)
Tangible equity	163,146	156,843
Tangible Assets:
Total assets	1,741,884	1,707,394
Less: Intangibles	(9,137)	(9,858)
Tangible assets	1,732,747	1,697,536
Tangible equity/tangible assets	9.42%	9.24%

	For the Three Months Ended June 30,
(in thousands)	2013	2012
Net income:
Net income	$4,531	$3,512
Plus: Pension termination expense	—	6,088
Less: Gain on sale of HMC	—	(4,047)
Net tax effect of above items(2)	—	(755)
Adjusted net income, exclusive of pension termination expense and gain on sale of HMC	4,531	4,798
ROAA (annualized)	1.02%	0.82%
ROAA, exclusive of pension termination expense and gain on sale of HMC (annualized)	1.02%	1.12%
ROAE (annualized)	10.23%	8.72%
ROAE, exclusive of pension termination expense and gain on sale of HMC (annualized)	10.23%	11.91%
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
Our net interest income for the quarter ended June 30, 2013 increased $0.4 million to $13.6 million compared with $13.2 million for the quarter ended June 30, 2012. Our total interest income of $16.8 million was $0.5 million lower in the second quarter of 2013 compared with the same period in 2012. Despite increases in loan balances, loan interest income decreased $0.5 million, or 4.1%, to $12.3 million for the second quarter of 2013, compared to $12.8 million for the same period of 2012, due to the generally low interest rate environment. Income from investment securities decreased to $3.9 million for the second quarter of 2013 compared to $4.1 million for the second quarter of 2012, as lower yields offset an increase in the average balance of investment securities of $15.7 million between the two comparable periods. These decreases were partially offset by $0.2 million of increased loan pool participation income resulting from the payoff of several loans in the portfolio at a value greater than their net book value. Total interest expense for the second quarter of 2013 decreased $0.9 million, or 22.0%, compared with the same period in 2012, due primarily to lower average interest rates in 2013. Our net interest margin on a tax-equivalent basis for the second quarter of 2013 decreased to 3.43% compared with 3.45% in the second quarter of 2012. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.18% for the second quarter of 2013 from 4.45% for the second quarter of 2012. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the second quarter of 2013 to 0.92% from 1.19% for the second quarter of 2012, due to the continued repricing of new time certificates and FHLB advances at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the quarters ended June 30, 2013 and 2012. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,059,118	$12,463	4.72%	$989,888	$13,009	5.29%
Loan pool participations (4)	33,677	610	7.27	45,934	401	3.51
Investment securities:
Taxable investments	425,872	2,546	2.40	422,848	2,818	2.68
Tax exempt investments (2)	163,908	1,925	4.71	151,230	1,815	4.83
Total investment securities	589,780	4,471	3.04	574,078	4,633	3.25
Federal funds sold and interest-bearing balances	2,984	1	0.13	21,298	13	0.25
Total interest-earning assets	$1,685,559	$17,545	4.18%	$1,631,198	$18,056	4.45%

Cash and due from banks	20,968			21,162
Premises and equipment	25,738			25,249
Allowance for loan losses	(18,488)			(18,121)
Other assets	59,699			62,639
Total assets	$1,773,476			$1,722,127

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$674,547	$635	0.38%	$599,908	$793	0.53%
Certificates of deposit	482,214	1,690	1.41	569,831	2,250	1.59
Total deposits	1,156,761	2,325	0.81	1,169,739	3,043	1.05
Federal funds purchased and repurchase agreements	61,205	47	0.31	52,669	49	0.37
Federal Home Loan Bank borrowings	146,501	705	1.93	132,955	783	2.37
Long-term debt and other	16,014	82	2.05	16,106	176	4.40
Total borrowed funds	223,720	834	1.50	201,730	1,008	2.01
Total interest-bearing liabilities	$1,380,481	$3,159	0.92%	$1,371,469	$4,051	1.19%

Net interest spread(2)			3.26%			3.26%

Demand deposits	202,741			171,700
Other liabilities	12,645			16,931
Shareholders' equity	177,609			162,027
Total liabilities and shareholders' equity	$1,773,476			$1,722,127

Interest income/earning assets (2)	$1,685,559	$17,545	4.18%	$1,631,198	$18,056	4.45%
Interest expense/earning assets	$1,685,559	$3,159	0.75%	$1,631,198	$4,051	1.00%
Net interest margin (2)(5)		$14,386	3.43%		$14,005	3.45%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$186			$210
Securities		591			569
Total tax equivalent adjustment		777			779
Net Interest Income		$13,609			$13,226

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended June 30, 2013, compared to the same period in 2012, reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2013 Compared to 2012 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$4,227	$(4,773)	$(546)
Loan pool participations	(647)	856	209
Investment securities:
Taxable investments	134	(406)	(272)
Tax exempt investments	365	(255)	110
Total investment securities	499	(661)	(162)
Federal funds sold and interest-bearing balances	(8)	(4)	(12)
Change in interest income	4,071	(4,582)	(511)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	501	(659)	(158)
Certificates of deposit	(323)	(237)	(560)
Total deposits	178	(896)	(718)
Federal funds purchased and repurchase agreements	31	(33)	(2)
Federal Home Loan Bank borrowings	387	(465)	(78)
Other long-term debt	(1)	(93)	(94)
Total borrowed funds	417	(591)	(174)
Change in interest expense	595	(1,487)	(892)
Increase in net interest income	$3,476	$(3,095)	$381
Percentage increase in net interest income over prior period			2.72%
Interest income and fees on loans on a tax-equivalent basis decreased $0.5 million, or 4.2%, in the second quarter of 2013 compared with the same period in 2012. Average loans were $69.2 million, or 7.0%, higher in the second quarter of 2013 compared with 2012. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.29% in the second quarter of 2012 to 4.72% in second quarter of 2013, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.6 million for the second quarter of 2013, an increase of $0.2 million, or 52.1%, from $0.4 million in the second quarter of 2012. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations are held and serviced by a third-party independent servicing corporation. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pool participations to consumer real estate, subprime credit or construction and real estate development loans. Average loans pool participations were $12.3 million, or 26.7%, lower in the second quarter of 2013 compared with 2012. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 7.27% for the second quarter of 2013, up from 3.51% for the same period of 2012. The net yield was higher in the second quarter of 2013 than for the second quarter of 2012 primarily due to the sale of foreclosed real estate properties in the portfolio at a value greater than their net book value and the payoff of several loans in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, despite recent results, as the percentage of creditworthy borrowers in the portfolio decreases.
Interest income on investment securities on a tax-equivalent basis totaled $4.5 million in the second quarter of 2013 compared with $4.6 million for the same period of 2012. The average balance of investments in the second quarter of 2013 was $589.8 million compared with $574.1 million in the second quarter of 2012, an increase of $15.7 million, or 2.7%. The increase in average balance resulted primarily from our investment in securities of a portion of the excess liquidity provided by decreasing loan pool participations balances. The tax-equivalent yield on our investment portfolio in the second quarter of 2013 decreased to 3.04% from 3.25% in the comparable period of 2012, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.7 million, or 23.6%, lower in the second quarter of 2013 compared with the same period in 2012, mainly due to the decrease in interest rates being paid during 2013. The weighted average rate paid on interest-bearing deposits was 0.81% in the second quarter of 2013 compared with 1.05% in the second quarter of 2012. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the second quarter of 2013 decreased $13.0 million, or 1.1%, compared with the same period in 2012, due to the low interest rates being paid on time deposits and depositors choosing other savings and investing alternatives.
Interest expense on borrowed funds of $0.8 million was $0.2 million lower in the second quarter of 2013 compared with the same period in 2012. Average borrowed funds for the second quarter of 2013 were $22.0 million higher compared with the same period in 2012. The majority of this increase was due to increases in the levels of both FHLB borrowings and repurchase agreements. The weighted average rate on borrowed funds decreased to 1.50% for the second quarter of 2013 compared with 2.01% for the second quarter of 2012, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.6 million in the second quarter of 2013, the same as in the second quarter of 2012. Net loans charged off in the second quarter of 2013 totaled $0.3 million compared with net loans charged off of $0.5 million in the second quarter of 2012. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2013; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,423	$1,220	$203	16.6%
Service charges and fees on deposit accounts	743	811	(68)	(8.4)
Mortgage origination and loan servicing fees	717	828	(111)	(13.4)
Other service charges, commissions and fees	596	623	(27)	(4.3)
Bank-owned life insurance income	230	221	9	4.1
Gain on sale or call of available for sale securities	4	417	(413)	(99.0)
Gain on sale of premises and equipment	—	4,047	(4,047)	NM
Total noninterest income	$3,713	$8,167	$(4,454)	(54.5)%
Noninterest income as a % of total revenue*	21.4%	21.9%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income minus gain/loss on securities and premises and equipment.
Total noninterest income decreased $4.5 million for the second quarter of 2013 compared with the same period for 2012. The decrease in 2013 is primarily due to the $4.0 million gain on the sale of the Home Mortgage Center location in 2012. There were minimal net gains on the sale of available for sale securities for the second quarter of 2013, compared to $0.4 million in the second quarter of 2012. Mortgage origination and loan servicing fees decreased $0.1 million, or 13.4%, to $0.7 million for the second quarter of 2013, compared to $0.8 million for the same quarter of 2012. The decrease was due to a lower volume of loans originated and sold on the secondary market, as interest rates edged higher. Going forward we expect that maintaining this level of fee income will be more dependent on the volume of new loan originations and less on refinance transactions, as many creditworthy borrowers have already taken advantage of the current historically low market rates.
These decreases were partially offset by an increase in trust, investment, and insurance fees of $0.2 million, or 16.6%, to $1.4 million during the second quarter of 2013, compared with $1.2 million in the second quarter of 2012, primarily as a result of increased trust department fee income. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the three months ended June 30, 2013, noninterest income comprised 21.4% of total revenues, compared with 21.9% for the same period in 2012. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased mortgage origination and loan servicing fees, service charges and fees on deposit accounts, and other service charges, commissions and fees, has more than offset this improvement. Management continues to evaluate options for increasing noninterest income. We expect a reduced volume of loans originated and sold on the secondary market in the future to adversely impact mortgage origination fees, providing an additional challenge to increasing overall noninterest income.
Noninterest Expense

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,173	$11,988	$(5,815)	(48.5)%
Net occupancy and equipment expense	1,538	1,560	(22)	(1.4)
Professional fees	718	793	(75)	(9.5)
Data processing expense	337	369	(32)	(8.7)
FDIC insurance expense	296	293	3	1.0
Amortization of intangible assets	166	195	(29)	(14.9)
Other operating expense	1,357	1,382	(25)	(1.8)
Total noninterest expense	$10,585	$16,580	$(5,995)	(36.2)%
Noninterest expense for the second quarter of 2013 was $10.6 million compared with $16.6 million for the second quarter of 2012, a decrease of $6.0 million, or 36.2%. The primary reason for the decrease in noninterest expense was a $6.1 million expense related to the termination and liquidation of the Company's defined benefit pension plan in 2012, reflected in salaries and employee benefits. Absent that event, salaries and employee benefits increased $0.3 million, or 4.6%, primarily due to annual salary increases for employees that were effective at the beginning of 2013. With the exception of a small increase in FDIC insurance expense, all other noninterest expense categories experienced a decline for the second quarter of 2013, compared with the second quarter of 2012.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.2% for the second quarter of 2013, and 17.1% for the same period of 2012. The increase in the effective tax rate was the result of a lower proportion of our income being attributable to interest from tax-exempt bonds and the realization of a tax benefit in the second quarter of 2012 due to the partial release of a valuation allowance on capital losses. Income tax expense increased $0.9 million to $1.6 million in the second quarter of 2013 compared with $0.7 million income tax expense for the same period of 2012 primarily due to the above named factors.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and June 30, 2012
Summary
For the six months ended June 30, 2013 we earned net income of $9.3 million, compared with $7.9 million, for the six months ended June 30, 2012, an increase of 17.3%. Basic and diluted earnings per common share for the first half of 2013 were $1.10 and $1.09, respectively, versus $0.94 and $0.93 in the first half of 2012. Our annualized ROAA for the first six months of 2013 was 1.06% compared with a return of 0.94% for the same period in 2012. Our annualized ROAE was 10.65% for the six months ended June 30, 2013 versus 9.99% for the six months ended June 30, 2012. The annualized ROATE was 11.50% for the first half of 2013 compared with 10.99% for the same period in 2012. After excluding the $6.1 million pension liquidation expense and the $4.0 million gain on the sale of the Company's Home Mortgage Center, adjusted diluted earnings per share for the first six months of 2012 were $1.08.
The following table presents selected financial results and measures for the first half of 2013 and 2012.

	Six Months Ended June 30,
($ amounts in thousands)	2013	2012
Net Income	$9,321	$7,944
Average Assets	1,774,199	1,706,869
Average Shareholders' Equity	176,418	159,980
Return on Average Assets* (ROAA)	1.06%	0.94%
Return on Average Shareholders' Equity* (ROAE)	10.65%	9.99%
Return on Average Tangible Equity* (ROATE)	11.50%	10.99%
Total Equity to Assets (end of period)	9.89%	9.76%
Tangible Equity to Tangible Assets (end of period)	9.42%	9.24%
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible equity and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. In addition, we believe disclosure of these, and certain other financial metrics, exclusive of the gain we experienced on the sale of our Home Mortgage Center and the effects of the pension termination expense in the six months ended June 30, 2012 also provides investors with helpful information about our financial condition and results of operations.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Net Income:
Net income	$9,321	$7,944
Plus: Intangible amortization, net of tax (1)	219	257
Adjusted net income	$9,540	$8,201
Plus: Pension termination expense	—	6,088
Less: Gain on sale of HMC	—	(4,047)
Net tax effect of above items(2)	—	(755)
Adjusted net income, exclusive of pension termination expense and gain on sale of HMC	$9,540	$9,487
Average Tangible Equity:
Average total shareholders' equity	$176,418	$159,980
Less: Average intangibles	(9,270)	(10,015)
Average tangible equity	$167,148	$149,965
ROATE (annualized)	11.50%	10.99%
ROATE, exclusive of pension termination expense and gain on sale of HMC (annualized)	11.50%	12.72%
Earnings per common share-basic	$1.10	$0.94
Earnings per common share-diluted	1.09	0.93
Earnings per common share-basic, exclusive of pension termination expense and gain on sale of HMC	1.10	1.09
Earnings per common share-diluted, exclusive of pension termination expense and gain on sale of HMC	1.09	1.08
(1) Computed assuming a federal income tax rate of 34%
(2) Computed assuming a combined state and federal tax rate of 37%

	As of June 30,
(in thousands)	2013	2012
Tangible Equity:
Total shareholders' equity	172,283	166,701
Less: Intangibles	(9,137)	(9,858)
Tangible equity	163,146	156,843
Tangible Assets:
Total assets	1,741,884	1,707,394
Less: Intangibles	(9,137)	(9,858)
Tangible assets	1,732,747	1,697,536
Tangible equity/tangible assets	9.42%	9.24%

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Net income:
Net income	$9,321	$7,944
Plus: Pension termination expense	—	6,088
Less: Gain on sale of HMC	—	(4,047)
Net tax effect of above items(2)	—	(755)
Adjusted net income, exclusive of pension termination expense and gain on sale of HMC	9,321	9,230
ROAA (annualized)	1.06%	0.94%
ROAA, exclusive of pension termination expense and gain on sale of HMC (annualized)	1.06%	1.09%
ROAE (annualized)	10.65%	9.99%
ROAE, exclusive of pension termination expense and gain on sale of HMC (annualized)	10.65%	11.60%
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
Our net interest income for the six months ended June 30, 2013 increased $0.9 million to $27.4 million compared with $26.5 million for the six months ended June 30, 2012. Our total interest income of $34.0 million was $0.8 million lower in the first half of 2013 compared with the same period in 2012. Most of the decrease in total interest income was attributable to a decrease in loan interest income due to the generally low interest rate environment. This decrease was partially offset by increased loan pool participation income due to the payoff of several loans in the portfolio at a value greater than their net book value. Income from investment securities was relatively unchanged, despite an increase in the average balance of investment securities, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.The decrease in total interest income was more than offset by reduced interest expense on deposits and other interest-bearing liabilities, including FHLB borrowings. Total interest expense for the first half of 2013 decreased $1.8 million, or 21.2%, compared with the same period in 2012, due primarily to lower average interest rates in 2013. Our net interest margin on a tax-equivalent basis for the first half of 2013 was relatively stable at 3.47% compared with 3.48% in the first half of 2012. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.25% for the first half of 2013 from 4.52% for the first half of 2012. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the first six months of 2013 to 0.95% from 1.23% for the first six months of 2012, due to the continued repricing of new time deposits and other interest-bearing liabilities, including FHLB borrowings at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the six months ended June 30, 2013 and 2012. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,046,907	$24,771	4.77%	$985,620	$26,284	5.36%
Loan pool participations (4)	35,125	1,690	9.70	48,272	855	3.56
Investment securities:
Taxable investments	433,056	5,176	2.41	412,329	5,570	2.72
Tax exempt investments (2)	165,144	3,890	4.75	148,726	3,590	4.85
Total investment securities	598,200	9,066	3.06	561,055	9,160	3.28
Federal funds sold and interest-bearing balances	5,325	6	0.23	19,863	23	0.23
Total interest-earning assets	$1,685,557	$35,533	4.25%	$1,614,810	$36,322	4.52%

Cash and due from banks	21,504			21,529
Premises and equipment	25,657			25,799
Allowance for loan losses	(18,438)			(18,094)
Other assets	59,919			62,825
Total assets	$1,774,199			$1,706,869

Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$675,227	$1,342	0.40%	$590,069	$1,659	0.57%
Certificates of deposit	503,964	3,562	1.43	571,163	4,613	1.62
Total deposits	1,179,191	4,904	0.84	1,161,232	6,272	1.09
Federal funds purchased and repurchase agreements	62,266	92	0.30	52,245	107	0.41
Federal Home Loan Bank borrowings	134,247	1,397	2.10	135,799	1,586	2.35
Long-term debt and other	16,026	165	2.08	16,119	353	4.40
Total borrowed funds	212,539	1,654	1.57	204,163	2,046	2.02
Total interest-bearing liabilities	$1,391,730	$6,558	0.95%	$1,365,395	$8,318	1.23%

Net interest spread(2)			3.30%			3.29%

Demand deposits	192,545			164,798
Other liabilities	13,506			16,696
Shareholders' equity	176,418			159,980
Total liabilities and shareholders' equity	$1,774,199			$1,706,869

Interest income/earning assets (2)	$1,685,557	$35,533	4.25%	$1,614,810	$36,322	4.52%
Interest expense/earning assets	$1,685,557	$6,558	0.78%	$1,614,810	$8,318	1.04%
Net interest margin (2)(5)		$28,975	3.47%		$28,004	3.48%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$380			$405
Securities		1,195			1,125
Total tax equivalent adjustment		1,575			1,530
Net Interest Income		$27,400			$26,474

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the six months ended June 30, 2013, compared to the same period in 2012, reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2013 Compared to 2012 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$3,652	$(5,165)	$(1,513)
Loan pool participations	(695)	1,530	835
Investment securities:
Taxable investments	662	(1,056)	(394)
Tax exempt investments	503	(203)	300
Total investment securities	1,165	(1,259)	(94)
Federal funds sold and interest-bearing balances	(17)	—	(17)
Change in interest income	4,105	(4,894)	(789)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	551	(868)	(317)
Certificates of deposit	(526)	(525)	(1,051)
Total deposits	25	(1,393)	(1,368)
Federal funds purchased and repurchase agreements	42	(57)	(15)
Federal Home Loan Bank borrowings	(18)	(171)	(189)
Other long-term debt	(2)	(186)	(188)
Total borrowed funds	22	(414)	(392)
Change in interest expense	47	(1,807)	(1,760)
Change in net interest income	$4,058	$(3,087)	$971
Percentage change in net interest income over prior period			3.47%
Interest income and fees on loans on a tax-equivalent basis decreased $1.5 million, or 5.8%, in the first half of 2013 compared to the same period in 2012. Average loans were $61.3 million, or 6.2%, higher in the first half of 2013 compared with 2012. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.36% in the first half of 2012 to 4.77% in first half of 2013, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $1.7 million for the first half of 2013 compared with $0.9 million for the first half of 2012, an increase of $0.8 million. Average loan pool participations were $13.1 million, or 27.2%, lower in the first half of 2013 compared with 2012. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and will continue as the Company exits this line of business.
The net “all-in” yield on loan pool participations was 9.70% for the first half of 2013, up from 3.56% for the same period of 2012. The net yield was higher in the first half of 2013 than for the first half of 2012 primarily due to the the sale of foreclosed real estate properties in the portfolio at a value greater than their net book value and the payoff of several loans in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, despite recent results, as the percentage of creditworthy borrowers in the portfolio decreases.
Interest income on investment securities on a tax-equivalent basis totaled $9.1 million in the first six months of 2013 compared with $9.2 million for the same period of 2012. The average balance of investments in the first half of 2013 was $598.2 million compared with $561.1 million in the first half of 2012, an increase of $37.1 million, or 6.6%. The increase in average balance resulted primarily from our investment in securities of a portion of the excess liquidity provided by decreasing loan pool participations balances. The tax-equivalent yield on our investment portfolio in the first half of 2013 decreased to 3.06% from 3.28% in the comparable period of 2012, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $1.4 million, or 21.8%, lower in the first six months of 2013 compared with the same period in 2012, mainly due to the decrease in interest rates being paid during 2013. The weighted average rate paid on interest-bearing deposits was 0.84% in the first half of 2013 compared with 1.09% in the first half of 2012. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first six months of 2013 increased $18.0 million, or 1.5%, compared with the same period in 2012.
Interest expense on borrowed funds was $0.4 million lower in the first six months of 2013 compared with the same period in 2012. Interest on borrowed funds totaled $1.7 million for the first half of 2013. Average borrowed funds for the first half of 2013 were $8.4 million higher compared with the same period in 2012. This increase was due primarily to an increase in the level of federal funds purchased and repurchase agreements, somewhat offset by a slight decrease in FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.57% for the first half of 2013 compared with 2.02% for the first half of 2012, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment, and the transition of $7.8 million of out long-term debt from a fixed interest rate of 6.48% to a variable rate, currently 1.86%.
Provision for Loan Losses
We recorded a provision for loan losses of $0.8 million in the first half of 2013 compared with a $1.2 million provision in the first half of 2012, a decrease of $0.4 million, or 30.7%. Net loans charged off in the first half of 2013 totaled $0.2 million compared with net loans charged off of $1.1 million in the first half of 2012. The decreased provision reflects management’s belief that the regional economy has generally stablized and is showing signs of renewed growth, and the effects of a significant loan recovery during the first quarter of 2013. We believe that the allowance for loan losses was appropriate based on the inherent risk in the portfolio as of June 30, 2013; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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
Noninterest Income

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$2,772	$2,473	$299	12.1%
Service charges and fees on deposit accounts	1,450	1,578	(128)	(8.1)
Mortgage origination and loan servicing fees	1,761	1,595	166	10.4
Other service charges, commissions and fees	1,168	1,333	(165)	(12.4)
Bank-owned life insurance income	461	451	10	2.2
Gain on sale or call of available for sale securities	84	733	(649)	(88.5)
Gain (loss) on sale of premises and equipment	(2)	4,205	(4,207)	NM
Total noninterest income	$7,694	$12,368	$(4,674)	(37.8)%
Noninterest income as a % of total revenue*	21.7%	21.9%
NM - Percentage change not considered meaningful.
* - Total revenue is net interest income plus noninterest income minus gain/loss on securities and premises and equipment.
Total noninterest income decreased $4.7 million for the first half of 2013 compared with the same period for 2012. The decrease in 2013 is primarily due to the $4.0 million gain on the sale of the Home Mortgage Center location in 2012. Net gains on the sale of available for sale securities for the first six months of 2013 decreased $0.6 million to $0.1 million, from $0.7 million for the same period of 2012. Other service charges, commissions and fees decreased by $0.2 million, or 12.4%, to $1.1 million for the first half of 2013, compared to $1.3 million for the same period last year.

These decreases were partially offset by increased trust, investment, and insurance fees to $2.8 million for the six months ended June 30, 2013, an improvement of $0.3 million, or 12.1%, from $2.5 million for the same period of 2012. This increase was primarily attributable to increased trust department fee income. Mortgage origination and loan servicing fees increased $0.2 million, or 10.4%, to $1.8 million for the six months ended June 30, 2013, compared to $1.6 million for the same period last year. Going forward we expect that maintaining this level of fee income will be more dependent on the volume of new loan originations and less on refinance transactions, as many creditworthy borrowers have already taken advantage of the current historically low market rates. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the six months ended June 30, 2013, noninterest income comprised 21.7% of total revenues, compared with 21.9% for the same period in 2012. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased service charges and fees on deposit accounts, and other service charges, commissions and fees, has significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income. We expect a reduced volume of loans originated and sold on the secondary market in the future to adversely impact mortgage origination fees, providing an additional challenge to increasing overall noninterest income.
Noninterest Expense

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$12,466	$17,960	$(5,494)	(30.6)%
Net occupancy and equipment expense	3,226	3,204	22	0.7
Professional fees	1,401	1,525	(124)	(8.1)
Data processing expense	728	815	(87)	(10.7)
FDIC insurance expense	590	603	(13)	(2.2)
Amortization of intangible assets	332	389	(57)	(14.7)
Other operating expense	2,836	2,887	(51)	(1.8)
Total noninterest expense	$21,579	$27,383	$(5,804)	(21.2)%
Noninterest expense for the first half of 2013 was $21.6 million compared with $27.4 million for the first half of 2012, a decrease of $5.8 million, or 21.2%. The primary reason for the decrease in noninterest expense was a $6.1 million expense related to the termination and liquidation of the Company's defined benefit pension plan in 2012, reflected in salaries and employee benefits. Absent that event, salaries and employee benefits increased $0.6 million, or 5.0%, primarily due to annual salary increases for employees that were effective at the beginning of 2013. With the exception of a small increase in net occupancy and equipment expense, all other noninterest expense categories experienced a decline for the first half of 2013, compared with the same period of 2012.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.7% for the first half of 2013, and 22.9% for the same period of 2012. The increase in the effective tax rate was the result of a lower proportion of our income being attributable to interest from tax-exempt bonds and the realization of a tax benefit in the second quarter of 2012 due to the partial release of a valuation allowance on capital losses. Income tax expense increased to $3.4 million in the first half of 2013 compared with $2.4 million for the same period of 2012, due to the above named factors.

FINANCIAL CONDITION
Our total assets decreased to $1.74 billion as of June 30, 2013 from $1.79 billion at December 31, 2012. Decreased balances in available for sale securities, cash and cash equivalents, and loan pool participations, were offset partially by an increase in loans. Deposit balances and repurchase agreements both decreased, while FHLB borrowings and Federal Funds purchased increased. Total deposits at June 30, 2013 were $1.34 billion compared with $1.40 billion at December 31, 2012, down $62.8 million, or 4.5%, primarily due to decreases in certificate of deposit accounts as a result of the low interest rates being paid on time deposits. FHLB borrowings increased $23.1 million from $120.1 million at December 31, 2012, to $143.2 million at June 30, 2013, while repurchase agreements were $57.7 million at June 30, 2013, a decrease of $11.1 million, from $68.8 million at December 31, 2012.
Investment Securities
Investment securities available for sale totaled $509.4 million as of June 30, 2013. This was a decrease of $48.2 million, or 8.6%, from December 31, 2012. The decrease was primarily due to investment maturities or calls during the period of $71.3 million being more than security purchases of $37.2 million during the period. Investment securities serve as a source of liquidity, and vary along with fluctuations in levels of deposits and loans. Investment securities classified as held to maturity were relatively unchanged at $33.3 million as of June 30, 2013. The investment portfolio consists mainly of U.S. government agency securities (10.5%), mortgage-backed securities (42.2%), and obligations of states and political subdivisions (40.7%).
As of June 30, 2013, we owned collateralized debt obligations with an amortized cost of $2.4 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining other-than-temporary impairment in future periods given the instability in the financial markets, and continue to obtain updated cash flow analysis as required. See Note 4 “Investment Securities” to our consolidated financial statements for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	June 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$83,030	7.8%	$84,726	8.2%
Commercial and industrial	257,399	24.3	237,193	22.9
Credit cards	1,058	0.1	1,001	0.1
Overdrafts	485	0.1	759	0.1
Commercial real estate:
Construction and development	76,794	7.2	86,794	8.4
Farmland	81,210	7.7	81,063	7.8
Multifamily	41,896	3.9	47,758	4.6
Commercial real estate-other	231,037	21.8	224,369	21.7
Total commercial real estate	430,937	40.6	439,984	42.5
Residential real estate:
One- to four- family first liens	216,966	20.4	197,742	19.1
One- to four- family junior liens	53,312	5.0	55,134	5.3
Total residential real estate	270,278	25.4	252,876	24.4
Consumer	18,214	1.7	18,745	1.8
Total loans	$1,061,401	100.0%	$1,035,284	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $26.1 million, to $1.06 billion as of June 30, 2013 as compared to December 31, 2012. As of June 30, 2013, our bank loan (excluding loan pool participations) to deposit ratio was 79.4% compared with a bank loan to deposit ratio of 74.0% at December 31, 2012. We anticipate that the loan to deposit ratio will remain relatively stable or increasing in future periods, with loans showing overall measured growth and deposits remaining steady or decreasing with interest rates remaining at record lows.
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
Loan Pool Participations
As of June 30, 2013, we had loan pool participations, net, totaling $29.7 million, down from $35.7 million at December 31, 2012. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of June 30, 2013, the categories of loans by collateral type in the loan pool participations were commercial real estate - 66%, commercial loans - 5%, single-family residential real estate - 13% and other loans - 16%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to loan pool participations.

Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of June 30, 2013, such cost basis was $31.9 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $90.4 million, resulting in an investment basis of 35.2% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As of June 30, 2013, loans in the southeast region of the United States represented approximately 44% of the total. The northeast was the next largest area with 33%, the central region with 20%, the southwest region with 2% and the northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets is in Florida at approximately 23% of the basis total, with the next highest state level being Ohio at 14%, then New Jersey at approximately 11%. As of June 30, 2013, approximately 70% of the loans were contractually current or less than 90 days past due, while 30% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 30% contractually past due includes loans in litigation and foreclosed property. As of June 30, 2013, loans in litigation totaled approximately $2.8 million, while foreclosed property was approximately $4.4 million.
Intangible Assets
Intangible assets decreased to $9.1 million as of June 30, 2013 from $9.5 million as of December 31, 2012 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of June 30, 2013.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
June 30, 2013
Intangible assets:
Insurance agency intangible	$1,320	$789	$531
Core deposit premium	5,433	4,063	1,370
Trade name intangible	7,040	—	7,040
Customer list intangible	330	134	196
Total	$14,123	$4,986	$9,137
Deposits
Total deposits as of June 30, 2013 were $1.34 billion compared with $1.40 billion as of December 31, 2012. Certificates of deposit were the largest category of deposits at June 30, 2013, representing approximately 34.0% of total deposits. Total certificates of deposit were $455.2 million at June 30, 2013, down $80.2 million, or 15.0%, from $535.4 million at December 31, 2012, as depositors search for other savings and investing alternatives that deliver a higher return. Included in total certificates of deposit at June 30, 2013 was $18.0 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $4.4 million, or 20.0%, from the $22.4 million at December 31, 2012. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Interest-bearing checking deposits were $578.2 million at June 30, 2013, a decrease of $4.1 million, or 0.7%, from $582.3 million at December 31, 2012. The decreased balances in non-certificate deposit accounts were primarily in public funds and consumer accounts. Included in interest-bearing checking deposits at June 30, 2013 was $18.3 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $2.5 million, or 11.6%, from the $20.8 million at December 31, 2012. The decrease during the period was primarily due to the reduction in funds held for one depositor on a short term basis. We expect gradual growth in ICS balances as we market the account type to a wider range of customers. Approximately 86.7% of our total deposits are considered “core” deposits.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $143.2 million as of June 30, 2013 compared with $120.1 million as of December 31, 2012. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline FHLB borrowing may increase to provide necessary liquidity.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of June 30, 2013, unchanged from December 31, 2012. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2042, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date, at the Company’s option. The interest rate was fixed on $7.8 million of the debt until December 15, 2012, at an interest rate of 6.48%, after which the rate became variable, as is the case with the remaining balance of the debt. The variable rate is based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At June 30, 2013, the interest rate was at 1.86%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at June 30, 2013 and December 31, 2012:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
June 30, 2013
Agricultural	$—	$3,093	$11	$3,104
Commercial and industrial	171	1,031	510	1,712
Credit cards	14	—	—	14
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	75	149	224
Farmland	—	2,316	31	2,347
Multifamily	—	—	—	—
Commercial real estate-other	472	390	1,053	1,915
Total commercial real estate	472	2,781	1,233	4,486
Residential real estate:
One- to four- family first liens	212	921	527	1,660
One- to four- family junior liens	32	13	118	163
Total residential real estate	244	934	645	1,823
Consumer	—	22	35	57
Total	$901	$7,861	$2,434	$11,196

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2012
Agricultural	$—	$3,323	$64	$3,387
Commercial and industrial	85	953	757	1,795
Credit cards	30	—	—	30
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	78	149	227
Farmland	—	2,316	33	2,349
Multifamily	—	—	—	—
Commercial real estate-other	67	—	1,128	1,195
Total commercial real estate	67	2,394	1,310	3,771
Residential real estate:
One- to four- family first liens	311	313	550	1,174
One- to four- family junior liens	75	138	223	436
Total residential real estate	386	451	773	1,610
Consumer	4	23	34	61
Total	$572	$7,144	$2,938	$10,654

Our nonperforming assets totaled $14.0 million as of June 30, 2013, unchanged from December 31, 2012. The balance of other real estate owned at June 30, 2013 was $2.8 million, down from $3.3 million at December 31, 2012. All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of June 30, 2013. Other real estate is carried at appraised value less estimated cost of disposal at date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $11.2 million (1.05% of total bank loans) as of June 30, 2013, compared to $10.7 million (1.03% of total bank loans) as of December 31, 2012. See Note 5 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to nonperforming assets.
At June 30, 2013, nonperforming loans consisted of $2.4 million in nonaccrual loans, $7.9 million in troubled debt restructures and $0.9 million in loans past due 90 days or more and still accruing. This compares with $2.9 million, $7.1 million and $0.6 million, respectively, as of December 31, 2012. Nonaccrual loans decreased $0.5 million, or 17.2%, at June 30, 2013 compared to December 31, 2012. The decrease in nonaccrual loans was primarily due to normal collection activity. The Company experienced a $0.7 million, or 10.0%, increase in restructured loans, from December 31, 2012 to June 30, 2013, primarily resulting from the addition of six new loans to TDR status (one commercial, two commercial real estate, two residential real estate first liens and one residential real estate junior lien), along with three previously restructured loans (one commercial and two residential real estate) that were classified as TDRs in 2013 due to payment default. During the same period, loans past due 90 days or more and still accruing interest increased 0.3 million, or 57.5% from December 31, 2012 to June 30, 2013, due to two related commercial loans totaling $0.5 million. Additionally, loans past-due 30 to 89 days (not included in the nonperforming loan totals) were $6.4 million as of June 30, 2013 compared with $6.1 million as of December 31, 2012, an increase of $0.3 million or 3.8%.
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
During the six months ended June 30, 2013, the Company restructured six loans by granting concessions to borrowers experiencing financial difficulties. A commercial and industrial loan with a balance of $0.2 million and two commercial real estate loans totaling $0.2 million were granted amortization or maturity concessions, while two residential first liens and a residential junior lien totaling $0.2 million were each granted interest rate concessions. Three previously restructured loans (a commercial and industrial loan and two residential first liens totaling $0.6 million) were classified as TDRs in the six months ended June 30, 2013, due to payment defaults.
We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,861	$7,144
Not in compliance with modified terms - on nonaccrual status	548	551
Total restructured loans	$8,409	$7,695
Allowance for Loan Losses
Our allowance for loan losses (“ALLL”) as of June 30, 2013 was $16.6 million, which was 1.56% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $16.0 million as of December 31, 2012, which was 1.54% of total bank loans as of that date. Gross charge-offs for the first six months of 2013 totaled $0.8 million, while recoveries of previously charged-off loans totaled $0.6 million. Annualized net loan charge offs to average bank loans for the first six months of 2013 was 0.03% compared to 0.21% for the year ended December 31, 2012. As of June 30, 2013, the ALLL was 148.1% of nonperforming loans compared with 149.8% as of December 31, 2012. Based on the inherent risk in the loan portfolio, we believe that as of June 30, 2013, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to the allowance for loan losses.

There were no changes to our ALLL calculation during the first six months of 2013. Classified and impaired loans are reviewed per the requirements of FASB ASC Topics 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's board of directors on a quarterly basis. At June 30, 2013, there were seven owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 36 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on 12 of these equity loans and other financial institutions have the first lien on the remaining 24.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2013, reported troubled debt restructurings were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $172.3 million as of June 30, 2013, compared to $173.9 million as of December 31, 2012, a decrease of $1.6 million, or 0.9%. This decrease was primarily attributable to the $8.2 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, the payment of $2.1 million in common stock dividends, and the $0.5 million increase in treasury stock due to repurchases. These decreases to equity were partially offset by net income of $9.3 million for the first six months of 2013.
Total shareholders' equity was 9.89% of total assets as of June 30, 2013 and was 9.70% as of December 31, 2012. Tangible equity to tangible assets was 9.42% as of June 30, 2013 and 9.22% as of December 31, 2012. Our Tier 1 capital to risk-weighted assets ratio was 12.97% as of June 30, 2013 and was 12.56% as of December 31, 2012. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of June 30, 2013, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company's and the Bank's capital positions and will monitor developments in this area.
We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our Tier 1 capital to risk-weighted assets ratios. We believe this ratio provides investors with information regarding our financial condition and how we evaluate our financial condition internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At June 30,	At December 31,
(in thousands)	2013	2012(1)
Tier 1 capital
Total shareholders' equity	$172,283	$173,932
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale(1)	(2,874)	(11,050)
Less: Disallowed Intangibles	(9,317)	(9,617)
Tier 1 capital	$175,556	$168,729
Risk-weighted assets	$1,353,240	$1,343,194
Tier 1 capital to risk-weighted assets	12.97%	12.56%
(1) - Adjusted to reflect the immaterial correction of an error of prior capital balances. See Note 1 “Principles of Consolidation and Presentation” to our consolidated financial statements for additional information related to the adjustment.

On February 15, 2013, 15,700 restricted stock units were granted to certain officers of the Company, and on May 15, 2013, 5,500 restricted stock units were granted to the Company's directors. During the first six months of 2013, 19,385 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,174 shares were surrendered by grantees to satisfy tax requirements. In addition, 22,193 shares were issued in connection with the exercise of previously issued stock options, with 13,708 shares of stock surrendered in connection with the exercises.
The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At June 30, 2013
Consolidated:
Total capital/risk based	$192,566	14.23%	$108,259	8.00%	N/A	N/A
Tier 1 capital/risk based	175,516	12.97	54,130	4.00	N/A	N/A
Tier 1 capital/adjusted average	175,516	10.01	70,156	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$173,268	12.92%	$107,297	8.00%	$134,122	10.00%
Tier 1 capital/risk based	156,476	11.67	53,649	4.00	80,473	6.00
Tier 1 capital/adjusted average	156,476	8.98	69,703	4.00	87,129	5.00
At December 31, 2012
Consolidated:(1)
Total capital/risk based	$185,557	13.80%	$107,456	8.00%	N/A	N/A
Tier 1 capital/risk based	168,729	12.56	53,728	4.00	N/A	N/A
Tier 1 capital/adjusted average	168,729	9.65	69,932	4.00	N/A	N/A
MidWestOne Bank:(1)
Total capital/risk based	$166,949	12.55%	$106,398	8.00%	$132,998	10.00%
Tier 1 capital/risk based	150,304	11.30	53,199	4.00	79,799	6.00
Tier 1 capital/adjusted average	150,304	8.66	69,386	4.00	86,733	5.00
(1) - Adjusted to reflect the immaterial correction of an error of prior capital balances. See Note 1 “Principles of Consolidation and Presentation” to our consolidated financial statements for additional information related to the adjustment.

Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $23.6 million as of June 30, 2013, compared with $47.2 million as of December 31, 2012. Investment securities classified as available for sale, totaling $509.4 million and $557.5 million as of June 30, 2013 and December 31, 2012, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the FHLB that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2013 to meet the needs of borrowers and depositors.
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
As of June 30, 2013, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 35-year term. The interest rate on the debt is variable rate, based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At June 30, 2013, the interest rate was at 1.86%.
Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it is difficult to assess its overall impact on the Company. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans held by financial institutions. In addition, higher short-term interest rates caused by inflation tend to increase financial institutions' cost of funds. In other years, the reverse situation may occur.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of June 30, 2013, outstanding commitments to extend credit totaled approximately $266.2 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $4.0 million as of June 30, 2013. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2013, there were approximately $6.2 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $15.7 million in the first six months of 2013, compared with $16.5 million in the first six months of 2012. Net income before depreciation, amortization, and accretion was the primary contributor for the first six months of 2013.
Net cash inflows from investing activities were $12.4 million in the first half of 2013, compared to net cash outflows of $15.6 million in the comparable six month period of 2012. In the first six months of 2013, investment securities transactions resulted in net cash inflows of $33.5 million, compared to outflows of $16.3 million during the same period of 2012. Cash inflows from loan pool participations were $5.9 million during the first six months of 2013 compared to $8.0 million during the same period of 2012.
Net cash used in financing activities in the first six months of 2013 was $51.7 million, compared with $3.1 million for the same period of 2012. The largest financing cash outflows during the six months ended June 30, 2013 were the $62.8 million net decrease in deposits and an $11.1 million net decrease in repurchase agreements. The largest cash inflows from financing activities in the first six months of 2013 consisted of the net increase of $23.0 million in FHLB borrowings and an $2.2 million increase in Federal Funds purchased.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of June 30, 2013, the Bank had $240.8 million of advance equivalent collateral pledged to the FHLB and $143.2 million in outstanding borrowings, leaving $92.1 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2013.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of June 30, 2013, the Bank has municipal securities with an approximate market value of $12.8 million pledged for liquidity purposes.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at June 30, 2013 and December 31, 2012.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
June 30, 2013
Dollar change	$(897)	$(579)	$(315)	$(387)
Percent change	(1.6)%	(1.0)%	(0.6)%	(0.7)%
December 31, 2012
Dollar change	$1,750	$1,044	$(859)	$(1,251)
Percent change	3.1%	1.9%	(1.5)%	(2.3)%
As shown above, at June 30, 2013, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $0.4 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $0.9 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would also result in a decrease in net interest income as the yield on interest-earning assets would decline, but those on interest-bearing liabilities are generally unable to decline materially, as the average rate on our interest-bearing liabilities is already below 1.0%. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings; (2) our management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income; (3) changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing; (4) fluctuations in the value of our investment securities; (5) governmental monetary and fiscal policies; (6) legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder, as well as rules recently adopted by the Federal bank regulatory agencies to implement the Basel III capital accord), and changes in the scope and cost of Federal Deposit Insurance Corporation insurance and other coverages; (7) the ability to attract and retain key executives and employees experienced in banking and financial services; (8) the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio; (9) our ability to adapt successfully to technological changes to compete effectively in the marketplace; (10) credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio; (11) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere or providing similar services; (12) the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities; (13) volatility of rate-sensitive deposits; (14) operational risks, including data processing system failures or fraud; (15) asset/liability matching risks and liquidity risks; (16) the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; (17) the costs, effects and outcomes of existing or future litigation; (18) changes in general economic or industry conditions, nationally or in the communities in which we conduct business; (19) changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and (20) other risk factors detailed from time to time in SEC filings made by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2013	40,713	$23.74	40,713	$4,033,437
May 1 - 31, 2013	—	—	—	4,033,437
June 1 - 30, 2013	—	—	—	4,033,437
Total	40,713	$23.74	40,713	$4,033,437
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

3.1	Second Amended and Restated Bylaws of MidWestOne Financial Group, Inc.	Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on July 17, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document (1)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document (1)	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)	Filed herewith

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 1, 2013	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer