Form 10-Q
period 2013-09-30
MidWestOne Financial Group, Inc.
filed 2013-10-31
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 30, 2013, there were 8,470,058 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$25,288	$30,197
Interest-bearing deposits in banks	778	16,242
Federal funds sold	—	752
Cash and cash equivalents	26,066	47,191
Investment securities:
Available for sale	490,148	557,541
Held to maturity (fair value of $30,743 as of September 30, 2013 and $32,920 as of December 31, 2012)	32,825	32,669
Loans held for sale	206	1,195
Loans	1,076,837	1,035,284
Allowance for loan losses	(16,505)	(15,957)
Net loans	1,060,332	1,019,327
Loan pool participations, net	28,071	35,650
Premises and equipment, net	26,535	25,609
Accrued interest receivable	10,554	10,292
Intangible assets, net	8,971	9,469
Bank-owned life insurance	29,367	28,676
Other real estate owned	1,917	3,278
Assets held for sale	—	764
Deferred income taxes	7,217	776
Other assets	16,316	20,382
Total assets	$1,738,525	$1,792,819
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$201,886	$190,491
Interest-bearing checking	576,318	582,283
Savings	94,043	91,603
Certificates of deposit under $100,000	270,275	312,489
Certificates of deposit $100,000 and over	179,129	222,867
Total deposits	1,321,651	1,399,733
Federal funds purchased	8,395	—
Securities sold under agreements to repurchase	58,663	68,823
Federal Home Loan Bank borrowings	145,187	120,120
Deferred compensation liability	3,492	3,555
Long-term debt	15,464	15,464
Accrued interest payable	1,267	1,475
Other liabilities	8,872	9,717
Total liabilities	1,562,991	1,618,887
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2013 and December 31, 2012	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at September 30, 2013 and December 31, 2012; issued 8,690,398 shares at September 30, 2013 and December 31, 2012; outstanding 8,470,058 shares at September 30, 2013 and 8,480,488 shares at December 31, 2012	8,690	8,690
Additional paid-in capital	80,314	80,383
Treasury stock at cost, 220,340 shares as of September 30, 2013 and 209,910 shares at December 31, 2012	(3,796)	(3,316)
Retained earnings	88,110	77,125
Accumulated other comprehensive income	2,216	11,050
Total shareholders' equity	175,534	173,932
Total liabilities and shareholders' equity	$1,738,525	$1,792,819

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$12,215	$12,760	$36,606	$38,639
Interest and discount on loan pool participations	226	886	1,916	1,741
Interest on bank deposits	2	7	8	29
Interest on federal funds sold	—	—	—	1
Interest on investment securities:
Taxable securities	2,395	2,654	7,571	8,224
Tax-exempt securities	1,278	1,279	3,973	3,744
Total interest income	16,116	17,586	50,074	52,378
Interest expense:
Interest on deposits:
Interest-bearing checking	544	691	1,815	2,281
Savings	34	36	105	105
Certificates of deposit under $100,000	987	1,433	3,347	4,519
Certificates of deposit $100,000 and over	493	715	1,695	2,242
Total interest expense on deposits	2,058	2,875	6,962	9,147
Interest on federal funds purchased	10	6	37	11
Interest on securities sold under agreements to repurchase	31	43	96	145
Interest on Federal Home Loan Bank borrowings	671	767	2,068	2,353
Interest on notes payable	7	8	22	26
Interest on long-term debt	74	168	224	503
Total interest expense	2,851	3,867	9,409	12,185
Net interest income	13,265	13,719	40,665	40,193
Provision for loan losses	250	575	1,050	1,729
Net interest income after provision for loan losses	13,015	13,144	39,615	38,464
Noninterest income:
Trust, investment, and insurance fees	1,297	1,294	4,069	3,767
Service charges and fees on deposit accounts	786	846	2,236	2,424
Mortgage origination and loan servicing fees	1,083	919	2,844	2,514
Other service charges, commissions and fees	406	303	1,574	1,636
Bank-owned life insurance income	230	225	691	676
Impairment losses on investment securities	—	(337)	—	(337)
Gain on sale or call of available for sale securities (Includes $84 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the nine months ended September 30, 2013)	—	8	84	741
Gain (loss) on sale of premises and equipment	(2)	—	(4)	4,205
Total noninterest income	3,800	3,258	11,494	15,626
Noninterest expense:
Salaries and employee benefits	6,099	6,207	18,565	24,167
Net occupancy and equipment expense	1,580	1,537	4,806	4,741
Professional fees	615	612	2,016	2,137
Data processing expense	364	443	1,092	1,258
FDIC insurance expense	255	326	845	929
Amortization of intangible assets	166	195	498	584
Other operating expense	1,204	1,393	4,040	4,280
Total noninterest expense	10,283	10,713	31,862	38,096
Income before income tax expense	6,532	5,689	19,247	15,994
Income tax expense (Includes $32 income tax expense reclassified from accumulated other comprehensive income for the nine months ended September 30, 2013)	1,668	1,451	5,062	3,812
Net income	$4,864	$4,238	$14,185	$12,182
Share and Per share information:
Ending number of shares outstanding	8,470,058	8,487,518	8,470,058	8,487,518
Average number of shares outstanding	8,468,755	8,483,918	8,478,928	8,484,404
Diluted average number of shares	8,517,645	8,534,908	8,524,451	8,526,161
Earnings per common share - basic	$0.57	$0.50	$1.67	$1.44
Earnings per common share - diluted	0.57	0.50	1.66	1.43
Dividends paid per common share	0.13	0.10	0.38	0.27
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$4,864	$4,238	$14,185	$12,182

Other comprehensive income (loss), available for sale securities:
Unrealized holding gains (losses) arising during period	(1,045)	1,790	(14,013)	4,205
Reclassification adjustment for gains included in net income	—	(8)	(84)	(741)
Income tax (expense) benefit	387	(665)	5,263	(1,295)
Other comprehensive income (loss) on available for sale securities	(658)	1,117	(8,834)	2,169

Other comprehensive income, pension plan:
Reclassification of pension plan expense due to plan settlement	—	—	—	5,968
Income tax benefit	—	—	—	(2,226)
Defined benefit pension plans	—	—	—	3,742
Other comprehensive income (loss), net of tax	(658)	1,117	(8,834)	5,911
Comprehensive income	$4,206	$5,355	$5,351	$18,093
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$63,646	$6,137	$156,494
Net income	—	—	—	—	12,182	—	12,182
Dividends paid on common stock ($0.265 per share)	—	—	—	—	(2,250)	—	(2,250)
Stock options exercised (38,204 shares)	—	—	(21)	442	—	—	421
Release/lapse of restriction on RSUs (15,810 shares)	—	—	(201)	213	—	—	12
Repurchase of common stock (86,083 shares)	—	—	—	(1,445)	—	—	(1,445)
Stock compensation	—	—	199	—	—	—	199
Other comprehensive income, net of tax	—	—	—	—	—	5,911	5,911
Balance at September 30, 2012	$—	$8,690	$80,310	$(3,102)	$73,578	$12,048	$171,524
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	14,185	—	14,185
Dividends paid on common stock ($0.375 per share)	—	—	—	—	(3,200)	—	(3,200)
Stock options exercised (30,678 shares)	—	—	(76)	202	—	—	126
Release/lapse of restriction on RSUs (19,585 shares)	—	—	(267)	285	—	—	18
Repurchase of common stock (40,713 shares)	—	—	—	(967)	—	—	(967)
Stock compensation	—	—	274	—	—	—	274
Other comprehensive loss, net of tax	—	—	—	—	—	(8,834)	(8,834)
Balance at September 30, 2013	$—	$8,690	$80,314	$(3,796)	$88,110	$2,216	$175,534
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,185	$12,182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	1,729
Depreciation, amortization and accretion	3,976	4,047
(Gain) loss on sale of premises and equipment	4	(4,205)
Deferred income taxes	(1,178)	503
Stock-based compensation	274	199
Net gain on sale or call of available for sale securities	(84)	(741)
Net (gain) loss on sale of other real estate owned	169	(95)
Net gain on sale of loans held for sale	(1,123)	(1,466)
Writedown of other real estate owned	33	326
Other-than-temporary impairment of investment securities	—	337
Origination of loans held for sale	(73,405)	(112,979)
Proceeds from sales of loans held for sale	75,517	114,744
Recognition of previously deferred expense related to pension plan settlement	—	3,002
Pension plan contribution	—	(3,031)
Increase in accrued interest receivable	(262)	(770)
Increase in cash surrender value of bank-owned life insurance	(691)	(677)
(Increase) decrease in other assets	4,066	(260)
Decrease in deferred compensation liability	(63)	(68)
Decrease in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(1,053)	(263)
Net cash provided by operating activities	21,415	12,514
Cash flows from investing activities:
Proceeds from sales of available for sale securities	12,205	16,232
Proceeds from maturities and calls of available for sale securities	83,241	97,424
Purchases of available for sale securities	(43,637)	(87,255)
Proceeds from maturities and calls of held to maturity securities	1,029	556
Purchase of held to maturity securities	(1,185)	(24,429)
Increase in loans	(42,228)	(28,258)
Decrease in loan pool participations, net	7,579	12,150
Purchases of premises and equipment	(2,785)	(2,777)
Proceeds from sale of other real estate owned	1,332	2,274
Proceeds from sale of premises and equipment	15	5,220
Proceeds from sale of assets held for sale	764	—
Net cash provided by (used in) investing activities	16,330	(8,863)
Cash flows from financing activities:
Net increase (decrease) in deposits	(78,082)	22,001
Increase (decrease) in federal funds purchased	8,395	(8,920)
Increase (decrease) in securities sold under agreements to repurchase	(10,160)	14,153
Proceeds from Federal Home Loan Bank borrowings	151,000	20,000
Repayment of Federal Home Loan Bank borrowings	(126,000)	(30,000)
Stock options exercised	144	433
Dividends paid	(3,200)	(2,250)
Repurchase of common stock	(967)	(1,445)
Net cash (used in) provided by financing activities	(58,870)	13,972
Net (decrease) increase in cash and cash equivalents	(21,125)	17,623
Cash and cash equivalents at beginning of period	47,191	32,623
Cash and cash equivalents at end of period	$26,066	$50,246
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,617	$12,071
Cash paid during the period for income taxes	$6,070	$4,455
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$173	$1,589
Transfer of property to assets held for sale	$—	$764
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013, and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2013 may not be indicative of results for the year ending December 31, 2013, or for any other period.
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
As a result, the Company has adjusted prior period amounts for the immaterial error. Specifically, on the Company's consolidated statement of shareholders' equity the balance of retained earnings was reduced by $2,653,000, from $66,299,000 to $63,646,000, and accumulated other comprehensive income was increased by $2,653,000, from $3,484,000 to $6,137,000, as of December 31, 2011, to reflect the effect of the error in the years ended December 31, 2009, 2010, and 2011. On the Company's consolidated balance sheets, retained earnings and accumulated other comprehensive income as of December 31, 2012, were decreased and increased, respectively, by $2,870,000. Of the adjustment amounts as of December 31, 2011 and 2012, $2,322,000 relates to the after-tax effect of credit impairments that should have been recognized in the Company's consolidated statements of operations for the year ended December 31, 2009. Downward adjustments of $212,000 to the Company's net income in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2012 were necessary as a result of this correction.
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

2.Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of September 30, 2013, none were issued or outstanding.
Common Stock: As of September 30, 2013, the number of authorized shares of common stock for the Company was 15,000,000.
On October 18, 2011, our Board of Directors amended the Company's existing $1.0 million share repurchase program, originally authorized on July 26, 2011, by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012.

On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. As of September 30, 2013 the remaining amount available for share repurchases under the program was $4.0 million.

3.Earnings per Common Share
Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
Basic earnings per common share computation
Numerator:
Net income	$4,864	$4,238	$14,185	$12,182

Denominator:
Weighted average shares outstanding	8,468,755	8,483,918	8,478,928	8,484,404
Basic earnings per common share	$0.57	$0.50	$1.67	$1.44

Diluted earnings per common share computation
Numerator:
Net income	$4,864	$4,238	$14,185	$12,182

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,517,645	8,534,908	8,524,451	8,526,161
Diluted earnings per common share	$0.57	$0.50	$1.66	$1.43

4.Investment Securities
A summary of investment securities available for sale is as follows:

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$51,202	$587	$778	$51,011
State and political subdivisions	200,133	6,143	2,486	203,790
Mortgage-backed securities and collateralized mortgage obligations	203,679	3,247	2,384	204,542
Corporate debt securities	28,925	276	1,291	27,910
Total debt securities	483,939	10,253	6,939	487,253
Other equity securities	2,652	282	39	2,895
Total	$486,591	$10,535	$6,978	$490,148

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$68,707	$1,132	$56	$69,783
State and political subdivisions	206,392	11,752	125	218,019
Mortgage-backed securities and collateralized mortgage obligations	236,713	6,433	28	243,118
Corporate debt securities	26,438	360	1,858	24,940
Total debt securities	538,250	19,677	2,067	555,860
Other equity securities	1,637	109	65	1,681
Total	$539,887	$19,786	$2,132	$557,541

A summary of investment securities held to maturity is as follows:

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,894	$—	$1,278	$18,616
Mortgage-backed securities	9,670	3	752	8,921
Corporate debt securities	3,261	—	55	3,206
Total	$32,825	$3	$2,085	$30,743

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,278	$199	$57	$19,420
Mortgage-backed securities	10,133	121	—	10,254
Corporate debt securities	3,258	—	12	3,246
Total	$32,669	$320	$69	$32,920
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2013 and December 31, 2012. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$22,083	$778	$—	$—	$22,083	$778
State and political subdivisions	134	43,345	2,486	—	—	43,345	2,486
Mortgage-backed securities and collateralized mortgage obligations	14	95,204	2,384	—	—	95,204	2,384
Corporate debt securities	8	14,266	180	1,260	1,111	15,526	1,291
Other equity securities	1	960	39	—	—	960	39
Total	160	$175,858	$5,867	$1,260	$1,111	$177,118	$6,978

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$15,359	$56	$—	$—	$15,359	$56
State and political subdivisions	27	7,221	125	—	—	7,221	125
Mortgage-backed securities and collateralized mortgage obligations	2	10,919	28	—	—	10,919	28
Corporate debt securities	9	14,672	242	755	1,616	15,427	1,858
Other equity securities	1	754	65	—	—	754	65
Total	41	$48,925	$516	$755	$1,616	$49,680	$2,132

		As of September 30, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	30	$18,616	$1,278	$—	$—	$18,616	$1,278
Mortgage-backed securities and collateralized mortgage obligations	1	8,883	752	—	—	8,883	752
Corporate debt securities	1	2,329	55	—	—	2,329	55
Total	32	$29,828	$2,085	$—	$—	$29,828	$2,085

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	11	$3,672	$57	$—	$—	$3,672	$57
Corporate debt securities	1	2,371	12	—	—	2,371	12
Total	12	$6,043	$69	$—	$—	$6,043	$69
The Company's assessment of other-than-temporary impairment ("OTTI") is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the creditworthiness of the issuer, the type of underlying assets and the current and anticipated market conditions.
At September 30, 2013, approximately 60% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of September 30, 2013 and December 31, 2012.
At September 30, 2013 and December 31, 2012, the Company's mortgage-backed securities portfolio consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, FNMA and GNMA. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At September 30, 2013, the Company owned six collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $9.8 million. The book value of these securities as of September 30, 2013 totaled $2.4 million, after OTTI charges have been recognized. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems. Due to continued market deterioration in these securities, additional pre-tax charges to earnings were recorded from 2009 to 2012. The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is probable, before the payments on the individual securities are negatively impacted.
As of September 30, 2013, the Company also owned $1.9 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act (the "CRA"). Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the first nine months of 2013 and the full year of 2012, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Beginning balance	$7,379	$7,034	$7,379	$7,034
Additional credit losses:
Securities with no previous other than temporary impairment	—	—	—	—
Securities with previous other than temporary impairments	—	337	—	337
Ending balance	$7,379	$7,371	$7,379	$7,371
It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy or the financial condition of the issuers deteriorate or the liquidity of certain securities remains depressed. As a result, there is a risk that OTTIs may occur in the future and any such amounts could be material to the Company's consolidated statements of operations.

A summary of the contractual maturity distribution of debt investment securities at September 30, 2013 is as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$15,706	$15,910	$185	$184
Due after one year through five years	105,380	108,449	2,574	2,517
Due after five years through ten years	104,048	105,438	7,587	7,370
Due after ten years	55,126	52,914	12,809	11,751
Mortgage-backed securities and collateralized mortgage obligations	203,679	204,542	9,670	8,921
Total	$483,939	$487,253	$32,825	$30,743

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $2.7 million and a fair value of $2.9 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at September 30, 2013 and December 31, 2012 was $10.8 million and $11.1 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$—	$8	$144	$360
Gross realized losses	—	—	(60)	—
Other-than-temporary impairment	—	(337)	—	(337)
	—	(329)	84	23
Equity securities:
Gross realized gains	—	—	—	381
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	—	381
	$—	$(329)	$84	$404

5.Loans Receivable and the Allowance for Loan Losses
The composition of loans and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2013 and December 31, 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$140	$217	$653	$214	$18	$—	$1,242
Collectively evaluated for impairment	918	4,462	5,334	3,178	321	1,050	15,263
Total	$1,058	$4,679	$5,987	$3,392	$339	$1,050	$16,505
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$66	$700	$124	$5	$1,236	$2,134
Loans receivable
Individually evaluated for impairment	$3,164	$2,078	$5,008	$1,569	$72	$—	$11,891
Collectively evaluated for impairment	87,858	261,206	428,628	268,355	18,899	—	1,064,946
Total	$91,022	$263,284	$433,636	$269,924	$18,971	$—	$1,076,837
Loans acquired with deteriorated credit quality (loan pool participations)	$53	$1,563	$19,912	$4,013	$60	$4,604	$30,205

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$159	$295	$293	$136	$6	$—	$889
Collectively evaluated for impairment	867	4,304	5,474	2,871	350	1,202	15,068
Total	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Loans acquired with deteriorated credit quality (loan pool participations)	$4	$77	$673	$240	$15	$1,125	$2,134
Loans receivable
Individually evaluated for impairment	$3,323	$1,806	$5,342	$886	$37	$—	$11,394
Collectively evaluated for impairment	81,403	236,810	434,642	251,990	19,045	—	1,023,890
Total	$84,726	$238,616	$439,984	$252,876	$19,082	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$76	$2,379	$24,346	$4,788	$67	$6,128	$37,784

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2013 and 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Beginning balance	$995	$4,774	$5,664	$3,334	$279	$1,532	$16,578
Charge-offs	—	(99)	(115)	(87)	(47)	—	(348)
Recoveries	—	20	—	2	3	—	25
Provision	63	(16)	438	143	104	(482)	250
Ending balance	$1,058	$4,679	$5,987	$3,392	$339	$1,050	$16,505
2012
Beginning balance	$954	$4,946	$4,602	$2,894	$365	$1,976	$15,737
Charge-offs	—	(607)	(23)	(168)	(9)	—	(807)
Recoveries	—	310	11	—	1	—	322
Provision	59	118	1,264	154	(101)	(919)	575
Ending balance	$1,013	$4,767	$5,854	$2,880	$256	$1,057	$15,827

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2013 and 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(475)	(203)	(267)	(118)	—	(1,102)
Recoveries	36	59	462	25	18	—	600
Provision	35	496	(39)	627	83	(152)	1,050
Ending balance	$1,058	$4,679	$5,987	$3,392	$339	$1,050	$16,505
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(1,891)	(129)	(481)	(43)	—	(2,544)
Recoveries	507	407	24	12	16	—	966
Provision	(703)	871	788	(152)	116	809	1,729
Ending balance	$1,013	$4,767	$5,854	$2,880	$256	$1,057	$15,827
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
The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated probable losses without eroding the Company's capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company's policy permits an "unallocated" allowance between 15% above and 5% below the “indicated reserve.” These unallocated amounts are due to those overall factors impacting the ALLL that are not captured in detailed loan category calculations.

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
(dollars in thousands)
Troubled Debt Restructurings:
Residential real estate:
One- to four- family first liens
Amortization or maturity date change	1	66	69	0	—	—
Total	1	$66	$69	0	$—	$—

	Nine Months Ended September 30,
	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial
Amortization or maturity date change	1	158	158	0	—	—
Commercial real estate:
Farmland
Interest rate reduction	0	—	—	2	2,475	2,475
Commercial real estate-other
Amortization or maturity date change	2	165	136	0	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	2	164	169	0	—	—
Amortization or maturity date change	1	66	69	0	—	—
One- to four- family junior liens
Interest rate reduction	1	8	13	0	—	—
Total	7	$561	$545	2	$2,475	$2,475
(1) - TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs(1) within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Total	0	$—	0	$—	0	$—	0	$—
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
The items listed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, non-impaired loans classified as substandard loans carry greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, non-impaired loans less than $0.2 million that are past due 60 - 89 days or 90 days and over, are respectively classified as special mention or substandard. They are given an increased loan loss allocation of 25% or 50%, respectively, above the five year historical loss rate of the specific loan type.
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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at September 30, 2013 and December 31, 2012:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
September 30, 2013
Agricultural	$87,008	$429	$3,585	$—	$—	$91,022
Commercial and industrial	239,934	9,578	12,461	—	—	261,973
Credit cards	1,107	54	1	—	—	1,162
Overdrafts	450	134	71	—	—	655
Commercial real estate:
Construction and development	55,137	10,507	2,195	—	—	67,839
Farmland	79,986	3,547	2,346	—	—	85,879
Multifamily	53,492	196	—	—	—	53,688
Commercial real estate-other	211,061	12,865	2,304	—	—	226,230
Total commercial real estate	399,676	27,115	6,845	—	—	433,636
Residential real estate:
One- to four- family first liens	210,589	4,564	2,161	—	—	217,314
One- to four- family junior liens	52,288	111	211	—	—	52,610
Total residential real estate	262,877	4,675	2,372	—	—	269,924
Consumer	18,308	72	85	—	—	18,465
Total	$1,009,360	$42,057	$25,420	$—	$—	$1,076,837
Loans acquired with deteriorated credit quality (loan pool participations)	$15,382	$—	$14,819	$—	$4	$30,205

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2012
Agricultural	$80,657	$579	$3,490	$—	$—	$84,726
Commercial and industrial	211,344	12,473	13,376	—	—	237,193
Credit cards	967	4	30	—	—	1,001
Overdrafts	452	181	126	—	—	759
Commercial real estate:
Construction and development	72,916	9,493	4,385	—	—	86,794
Farmland	76,023	2,684	2,356	—	—	81,063
Multifamily	46,272	1,486	—	—	—	47,758
Commercial real estate-other	209,143	13,745	1,481	—	—	224,369
Total commercial real estate	404,354	27,408	8,222	—	—	439,984
Residential real estate:
One- to four- family first liens	191,712	4,478	1,552	—	—	197,742
One- to four- family junior liens	54,606	229	299	—	—	55,134
Total residential real estate	246,318	4,707	1,851	—	—	252,876
Consumer	18,604	70	71	—	—	18,745
Total	$962,696	$45,422	$27,166	$—	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$21,251	$—	$16,518	$—	$15	$37,784
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

The following table sets forth the amounts and categories of the Company's impaired loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,482	$1,982	$—	$1,600	$2,100	$—
Commercial and industrial	956	1,057	—	775	1,524	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	49	176	—	149	299	—
Farmland	97	110	—	75	88	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,125	1,354	—	1,722	1,887	—
Total commercial real estate	1,271	1,640	—	1,946	2,274	—
Residential real estate:
One- to four- family first liens	416	551	—	136	203	—
One- to four- family junior liens	121	121	—	41	41	—
Total residential real estate	537	672	—	177	244	—
Consumer	1	1	—	14	30	—
Total	$4,247	$5,352	$—	$4,512	$6,172	$—
With an allowance recorded:
Agricultural	$1,682	$1,682	$140	$1,723	$1,723	$159
Commercial and industrial	1,122	1,177	217	1,031	1,031	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	447	447	342	525	525	105
Farmland	2,316	2,466	160	2,316	2,466	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	974	1,074	151	555	555	141
Total commercial real estate	3,737	3,987	653	3,396	3,546	293
Residential real estate:
One- to four- family first liens	955	963	174	642	642	89
One- to four- family junior liens	77	77	40	67	67	47
Total residential real estate	1,032	1,040	214	709	709	136
Consumer	71	87	18	23	23	6
Total	$7,644	$7,973	$1,242	$6,882	$7,032	$889
Total:
Agricultural	$3,164	$3,664	$140	$3,323	$3,823	$159
Commercial and industrial	2,078	2,234	217	1,806	2,555	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	496	623	342	674	824	105
Farmland	2,413	2,576	160	2,391	2,554	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,099	2,428	151	2,277	2,442	141
Total commercial real estate	5,008	5,627	653	5,342	5,820	293
Residential real estate:
One- to four- family first liens	1,371	1,514	174	778	845	89
One- to four- family junior liens	198	198	40	108	108	47
Total residential real estate	1,569	1,712	214	886	953	136
Consumer	72	88	18	37	53	6
Total	$11,891	$13,325	$1,242	$11,394	$13,204	$889

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,482	$13	$1,600	$16	$1,555	$45	$1,600	$44
Commercial and industrial	966	3	736	6	1,079	27	852	46
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	49	—	288	—	49	—	358	—
Farmland	99	2	79	2	103	6	85	6
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,104	(5)	1,755	13	1,094	19	1,782	59
Total commercial real estate	1,252	(3)	2,122	15	1,246	25	2,225	65
Residential real estate:
One- to four- family first liens	451	1	285	1	475	7	289	2
One- to four- family junior liens	122	(1)	55	1	123	3	57	2
Total residential real estate	573	—	340	2	598	10	346	4
Consumer	1	—	15	—	1	—	16	—
Total	$4,274	$13	$4,813	$39	$4,479	$107	$5,039	$159
With an allowance recorded:
Agricultural	$1,682	$13	1,723	13	$1,695	$37	2,433	36
Commercial and industrial	1,132	10	1,685	24	1,152	35	1,376	30
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	447	6	525	7	447	20	335	22
Farmland	2,466	28	2,517	28	2,466	82	280	85
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	972	7	1,326	15	974	21	2,989	46
Total commercial real estate	3,885	41	4,368	50	3,887	123	3,604	153
Residential real estate:
One- to four- family first liens	957	9	626	8	960	27	973	25
One- to four- family junior liens	78	—	68	1	79	—	19	2
Total residential real estate	1,035	9	694	9	1,039	27	992	27
Consumer	72	1	24	1	74	2	120	2
Total	$7,806	$74	$8,494	$97	$7,847	$224	$8,525	$248
Total:
Agricultural	$3,164	$26	3,323	29	$3,250	$82	4,033	80
Commercial and industrial	2,098	13	2,421	30	2,231	62	2,228	76
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	496	6	813	7	496	20	693	22
Farmland	2,565	30	2,596	30	2,569	88	365	91
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,076	2	3,081	28	2,068	40	4,771	105
Total commercial real estate	5,137	38	6,490	65	5,133	148	5,829	218
Residential real estate:
One- to four- family first liens	1,408	10	911	9	1,435	34	1,262	27
One- to four- family junior liens	200	(1)	123	2	202	3	76	4
Total residential real estate	1,608	9	1,034	11	1,637	37	1,338	31
Consumer	73	1	39	1	75	2	136	2
Total	$12,080	$87	$13,307	$136	$12,326	$331	$13,564	$407

The following table sets forth the composition and past due and nonaccrual status of the Company's loans at September 30, 2013 and December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
September 30, 2013
Agricultural	$17	$59	$11	$87	$90,935	$91,022	$—
Commercial and industrial	510	999	596	2,105	259,868	261,973	243
Credit cards	22	32	1	55	1,107	1,162	1
Overdrafts	63	5	5	73	582	655	—
Commercial real estate:
Construction and development	—	67	49	116	67,723	67,839	—
Farmland	—	—	—	—	85,879	85,879	—
Multifamily	—	—	—	—	53,688	53,688	—
Commercial real estate-other	832	90	1,639	2,561	223,669	226,230	216
Total commercial real estate	832	157	1,688	2,677	430,959	433,636	216
Residential real estate:
One- to four- family first liens	1,544	1,658	669	3,871	213,443	217,314	390
One- to four- family junior liens	325	73	198	596	52,014	52,610	50
Total residential real estate	1,869	1,731	867	4,467	265,457	269,924	440
Consumer	38	72	58	168	18,297	18,465	8
Total	$3,351	$3,055	$3,226	$9,632	$1,067,205	$1,076,837	$908
December 31, 2012
Agricultural	$96	$—	$—	$96	$84,630	$84,726	$—
Commercial and industrial	289	70	85	444	236,749	237,193	85
Credit cards	4	—	30	34	967	1,001	30
Overdrafts	82	6	39	127	632	759	—
Commercial real estate:
Construction and development	448	—	—	448	86,346	86,794	—
Farmland	—	—	—	—	81,063	81,063	—
Multifamily	—	—	—	—	47,758	47,758	—
Commercial real estate-other	892	295	67	1,254	223,115	224,369	67
Total commercial real estate	1,340	295	67	1,702	438,282	439,984	67
Residential real estate:
One- to four- family first liens	2,210	1,185	311	3,706	194,036	197,742	311
One- to four- family junior liens	233	189	75	497	54,637	55,134	75
Total residential real estate	2,443	1,374	386	4,203	248,673	252,876	386
Consumer	70	72	4	146	18,599	18,745	4
Total	$4,324	$1,817	$611	$6,752	$1,028,532	$1,035,284	$572

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
(in thousands)
Agricultural	$70	$64
Commercial and industrial	756	757
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	49	149
Farmland	30	33
Multifamily	—	—
Commercial real estate-other	1,552	1,128
Total commercial real estate	1,631	1,310
Residential real estate:
One- to four- family first liens	386	550
One- to four- family junior liens	148	223
Total residential real estate	534	773
Consumer	50	34
Total	$3,041	$2,938

As of September 30, 2013, the Company had no commitments to lend additional funds to any borrowers who have had a troubled debt restructure.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged down to their estimated value. As of September 30, 2013, approximately 64% of the loans were contractually current or less than 90 days past due, while 36% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which was reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 36% contractually past due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three and nine months ended September 30, 2013 and 2012 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$51,011	$—	$51,011	$—
State and political subdivisions	203,790	—	203,790	—
Mortgage-backed securities and collateralized mortgage obligations	204,542	—	204,542	—
Corporate debt securities	26,649	—	26,649	—
Collateralized debt obligations	1,261	—	—	1,261
Total available for sale debt securities	487,253	—	485,992	1,261
Available for sale equity securities:
Other equity securities	2,895	2,895	—	—
Total available for sale equity securities	2,895	2,895	—	—
Total securities available for sale	$490,148	$2,895	$485,992	$1,261

Mortgage servicing rights	$2,324	$—	$—	$2,324

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$69,783	$—	$69,783	$—
State and political subdivisions	218,019	—	218,019	—
Mortgage-backed securities and collateralized mortgage obligations	243,118	—	243,118	—
Corporate debt securities	24,185	—	24,185	—
Collateralized debt obligations	755	—	—	755
Total available for sale debt securities	555,860	—	555,105	755
Available for sale equity securities:
Other equity securities	1,681	1,681	—	—
Total available for sale equity securities	1,681	1,681	—	—
Total securities available for sale	$557,541	$1,681	$555,105	$755

Mortgage servicing rights	$1,484	$—	$—	$1,484

There were no transfers of assets between levels of the fair value hierarchy during the three and nine months ended September 30, 2013 and 2012.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$755	$1,484	$806	$1,265
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	—	378	—	(373)
Included in other comprehensive income	506	—	(1)	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	462	—	543
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance	$1,261	$2,324	$805	$1,435

The following table presents the amount of gains and losses included in earnings and other comprehensive income for the nine months ended September 30, 2013 and 2012 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$—	$840	$—	$170

Change in unrealized gains (losses) for the period included in other comprehensive income	506	—	(1)	—
* included in mortgage origination and loan servicing fees in the consolidated statements of operations.
Changes in the fair value of available for sale securities are included in other comprehensive income to the extent the changes are not considered OTTIs. OTTI tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other-than-temporary results in a write-down that is reflected directly in the Company's consolidated statements of operations.
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

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2013 and December 31, 2012, as more fully described previously.

	Fair Value Measurement at September 30, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$65	$—	$—	$65
Commercial and industrial	1,528	—	—	1,528
Commercial real estate:
Construction and development	154	—	—	154
Farmland	97	—	—	97
Multifamily	—	—	—	—
Commercial real estate-other	1,949	—	—	1,949
Total commercial real estate	2,200	—	—	2,200
Residential real estate:
One- to four- family first liens	512	—	—	512
One- to four- family junior liens	112	—	—	112
Total residential real estate	624	—	—	624
Consumer	53	—	—	53
Collateral dependent impaired loans	$4,470	$—	$—	$4,470
Other real estate owned	$1,917	$—	$—	$1,917

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,106	—	—	1,106
Commercial real estate:
Construction and development	496	—	—	496
Farmland	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate-other	501	—	—	501
Total commercial real estate	997	—	—	997
Residential real estate:
One- to four- family first liens	114	—	—	114
One- to four- family junior liens	19	—	—	19
Total residential real estate	133	—	—	133
Consumer	32	—	—	32
Collateral dependent impaired loans	$2,268	$—	$—	$2,268
Other real estate owned	$3,278	$—	$—	$3,278

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2013 and December 31, 2012. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$26,066	$26,066	$26,066	$—	$—
Investment securities:
Available for sale	490,148	490,148	2,895	485,992	1,261
Held to maturity	32,825	30,743	—	30,743	—
Total investment securities	522,973	520,891	2,895	516,735	1,261
Loans held for sale	206	213	—	—	213
Loans, net:
Agricultural	89,875	89,859	—	—	89,859
Commercial and industrial	257,068	256,685	—	—	256,685
Credit cards	1,132	1,132	—	—	1,132
Overdrafts	485	485	—	—	485
Commercial real estate:
Construction and development	66,206	66,405	—	—	66,405
Farmland	84,757	85,676	—	—	85,676
Multifamily	53,214	53,350	—	—	53,350
Commercial real estate-other	223,049	224,542	—	—	224,542
Total commercial real estate	427,226	429,973	—	—	429,973
Residential real estate:
One- to four- family first liens	214,217	214,781	—	—	214,781
One- to four- family junior liens	52,052	52,896	—	—	52,896
Total residential real estate	266,269	267,677	—	—	267,677
Consumer	18,277	18,300	—	—	18,300
Total loans, net	1,060,332	1,064,111	—	—	1,064,111
Loan pool participations, net	28,071	28,071	—	—	28,071
Accrued interest receivable	10,554	10,554	10,554	—	—
Federal Home Loan Bank stock	10,768	10,768	—	10,768	—
Financial liabilities:
Deposits:
Non-interest bearing demand	201,886	201,886	201,886	—	—
Interest-bearing checking	576,318	576,318	576,318	—	—
Savings	94,043	94,043	94,043	—	—
Certificates of deposit under $100,000	270,275	270,982	—	270,982	—
Certificates of deposit $100,000 and over	179,129	179,722	—	179,722	—
Total deposits	1,321,651	1,322,951	872,247	450,704	—
Federal funds purchased and securities sold under agreements to repurchase	67,058	67,058	67,058	—	—
Federal Home Loan Bank borrowings	145,187	145,992	—	—	145,992
Long-term debt	15,464	9,846	—	—	9,846
Accrued interest payable	1,267	1,267	1,267	—	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,191	$47,191	$47,191	$—	$—
Investment securities:
Available for sale	557,541	557,541	1,681	555,105	755
Held to maturity	32,669	32,920	—	32,920	—
Total investment securities	590,210	590,461	1,681	588,025	755
Loans held for sale	1,195	1,224	—	—	1,224
Loans, net:
Agricultural	83,602	83,180	—	—	83,180
Commercial and industrial	232,337	230,615	—	—	230,615
Credit cards	982	982	—	—	982
Overdrafts	562	562	—	—	562
Commercial real estate:
Construction and development	84,645	84,335	—	—	84,335
Farmland	80,425	79,931	—	—	79,931
Multifamily	47,407	47,450	—	—	47,450
Commercial real estate-other	221,229	222,421	—	—	222,421
Total commercial real estate	433,706	434,137	—	—	434,137
Residential real estate:
One- to four- family first liens	195,126	193,906	—	—	193,906
One- to four- family junior liens	54,449	54,808	—	—	54,808
Total residential real estate	249,575	248,714	—	—	248,714
Consumer	18,563	18,631	—	—	18,631
Total loans, net	1,019,327	1,016,821	—	—	1,016,821
Loan pool participations, net	35,650	35,650	—	—	35,650
Accrued interest receivable	10,292	10,292	10,292	—	—
Federal Home Loan Bank stock	11,087	11,087	—	11,087	—
Financial liabilities:
Deposits:
Non-interest bearing demand	190,491	190,491	190,491	—	—
Interest-bearing checking	582,283	582,283	582,283	—	—
Savings	91,603	91,603	91,603	—	—
Certificates of deposit under $100,000	312,489	314,978	—	314,978	—
Certificates of deposit $100,000 and over	222,867	224,311	—	224,311	—
Total deposits	1,399,733	1,403,666	864,377	539,289	—
Federal funds purchased and securities sold under agreements to repurchase	68,823	68,823	68,823	—	—
Federal Home Loan Bank borrowings	120,120	123,202	—	—	123,202
Long-term debt	15,464	9,939	—	—	9,939
Accrued interest payable	1,475	1,475	1,475	—	—

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at September 30, 2013, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2013	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateralized debt obligations	$1,261	Discounted cash flows	Pretax discount rate	15.00%	-	15.00%	15.00%
			Actual defaults	14.01%	-	20.94%	16.21%
			Actual deferrals	4.73%	-	16.01%	9.09%
Collateral dependent impaired loans:
Agricultural	65	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial and industrial	1,528	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	154	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Farmland	97	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial Real Estate-other	1,949	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	512	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	112	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	53	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	2,324	Discounted cash flows	Constant prepayment rate	7.73%	-	17.26%	7.99%
			Pretax discount rate	10.15%	-	13.00%	10.17%
Other real estate owned	1,917	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

11.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2013, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2013 have been recognized in the consolidated financial statements for the period ended September 30, 2013. Events or transactions that provided evidence about conditions that did not exist at September 30, 2013, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended September 30, 2013.

On October 15, 2013, the Board of Directors of the Company declared a cash dividend of $0.125 per share payable on December 16, 2013 to shareholders of record as of the close of business on December 1, 2013.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2012 Annual Report on Form 10-K. Results of operations for the three- and nine- month period ended September 30, 2013 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012
Summary
For the quarter ended September 30, 2013 we earned net income of $4.9 million, compared with $4.2 million for the quarter ended September 30, 2012, an increase of 14.8%. Basic and diluted earnings per common share for the third quarter of 2013 were $0.57, versus $0.50 for each in the third quarter of 2012. Our annualized Return on Average Assets ("ROAA") for the third quarter of 2013 was 1.12% compared with a return of 0.99% for the same period in 2012. Our annualized Return on Average Shareholders' Equity ("ROAE") was 11.21% for the three months ended September 30, 2013 versus 9.97% for the three months ended September 30, 2012. The annualized Return on Average Tangible Equity ("ROATE") was 12.10% for the third quarter of 2013 compared with 10.91% for the same period in 2012.

The following table presents selected financial results and measures for the third quarter of 2013 and 2012.

	Three Months Ended September 30,
($ amounts in thousands)	2013	2012
Net Income	$4,864	$4,238
Average Assets	1,728,168	1,705,300
Average Shareholders' Equity	172,136	169,022
Return on Average Assets* (ROAA)	1.12%	0.99%
Return on Average Shareholders' Equity* (ROAE)	11.21	9.97
Return on Average Tangible Equity* (ROATE)	12.10	10.91
Total Equity to Assets (end of period)	10.10	9.96
Tangible Equity to Tangible Assets (end of period)	9.63	9.45
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible equity and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(in thousands)	2013	2012
Net Income:
Net income	$4,864	$4,238
Plus: Intangible amortization, net of tax (1)	108	129
Adjusted net income	$4,972	$4,367
Average Tangible Equity:
Average total shareholders' equity	$172,136	$169,022
Less: Average intangibles	(9,038)	(9,742)
Average tangible equity	$163,098	$159,280
ROATE (annualized)	12.10%	10.91%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012 and 35% for 2013

	As of September 30,
(in thousands)	2013	2012
Tangible Equity:
Total shareholders' equity	175,534	171,524
Less: Intangibles	(8,971)	(9,663)
Tangible equity	166,563	161,861
Tangible Assets:
Total assets	1,738,525	1,721,630
Less: Intangibles	(8,971)	(9,663)
Tangible assets	1,729,554	1,711,967
Tangible Equity/Tangible Assets	9.63%	9.45%

Net Interest Income
Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income. Net interest margin is net interest income as a percentage of average earning assets.
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 34% for 2012 and 35% for 2013. Tax favorable assets generally have lower contractual pretax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Our net interest income for the quarter ended September 30, 2013 declined $0.4 million to $13.3 million compared with $13.7 million for the quarter ended September 30, 2012. Our total interest income of $16.1 million was $1.5 million lower in the third quarter of 2013 compared with the same period in 2012. Income from loan pool participations was $0.2 million for the third quarter of 2013, a decrease of $0.7 million compared to the same period a year ago, on a much lower level of investment in 2013, as the Company continues to exit this line of business as balances pay down. Despite increases in loan balances, loan interest income decreased $0.6 million, or 4.3%, to $12.2 million for the third quarter of 2013, compared to $12.8 million for the same period of 2012, due to the generally low interest rate environment. Income from investment securities decreased to $3.7 million for the third quarter of 2013 compared to $3.9 million for the third quarter of 2012, due to lower yields and an $11.2 million decrease in the average balance of investment securities between the two comparable periods. Total interest expense for the third quarter of 2013 decreased $1.0 million, or 26.3%, compared with the same period in 2012, due primarily to lower average interest rates in 2013. Our net interest margin on a tax-equivalent basis for the third quarter of 2013 decreased to 3.43% compared with 3.57% in the third quarter of 2012. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.12% for the third quarter of 2013 from 4.52% for the third quarter of 2012. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the third quarter of 2013 to 0.85% from 1.14% for the third quarter of 2012, due to the continued repricing of new time certificates, and FHLB advances at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the quarters ended September 30, 2013 and 2012. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,062,615	$12,463	4.65%	$1,009,332	$12,970	5.11%
Loan pool participations (4)	31,413	226	2.85	42,404	886	8.31
Investment securities:
Taxable investments	389,674	2,395	2.44	396,100	2,654	2.67
Tax exempt investments (2)	152,626	1,952	5.07	157,377	1,861	4.70
Total investment securities	542,300	4,347	3.18	553,477	4,515	3.25
Federal funds sold and interest-bearing balances	3,445	2	0.23	14,047	7	0.20
Total interest-earning assets	$1,639,773	$17,038	4.12%	$1,619,260	$18,378	4.52%

Cash and due from banks	20,005			18,535
Premises and equipment	26,336			24,976
Allowance for loan losses	(18,781)			(18,082)
Other assets	60,835			60,611
Total assets	$1,728,168			$1,705,300

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$670,273	$578	0.34%	$591,951	$727	0.49%
Certificates of deposit	442,724	1,480	1.33	551,359	2,148	1.55
Total deposits	1,112,997	2,058	0.73	1,143,310	2,875	1.00
Federal funds purchased and repurchase agreements	67,607	41	0.24	59,726	49	0.33
Federal Home Loan Bank borrowings	133,333	671	2.00	134,016	767	2.28
Long-term debt and other	15,990	81	2.01	16,083	176	4.35
Total borrowed funds	216,930	793	1.45	209,825	992	1.88
Total interest-bearing liabilities	$1,329,927	$2,851	0.85%	$1,353,135	$3,867	1.14%

Net interest spread(2)			3.27%			3.38%

Demand deposits	212,940			168,185
Other liabilities	13,165			14,958
Shareholders' equity	172,136			169,022
Total liabilities and shareholders' equity	$1,728,168			$1,705,300

Interest income/earning assets (2)	$1,639,773	$17,038	4.12%	$1,619,260	$18,378	4.52%
Interest expense/earning assets	$1,639,773	$2,851	0.69%	$1,619,260	$3,867	0.95%
Net interest margin (2)(5)		$14,187	3.43%		$14,511	3.57%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$248			$210
Securities		674			582
Total tax equivalent adjustment		922			792
Net Interest Income		$13,265			$13,719

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012 and 35% for 2013.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended September 30, 2013, compared to the same period in 2012, reported on a fully tax-equivalent basis assuming a 34% tax rate in 2012 and 35% in 2013. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2013 Compared to 2012 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$3,245	$(3,752)	$(507)
Loan pool participations	(187)	(473)	(660)
Investment securities:
Taxable investments	(41)	(218)	(259)
Tax exempt investments	(298)	389	91
Total investment securities	(339)	171	(168)
Federal funds sold and interest-bearing balances	(11)	6	(5)
Change in interest income	2,708	(4,048)	(1,340)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	491	(640)	(149)
Certificates of deposit	(388)	(280)	(668)
Total deposits	103	(920)	(817)
Federal funds purchased and repurchase agreements	32	(40)	(8)
Federal Home Loan Bank borrowings	(4)	(92)	(96)
Other long-term debt	(1)	(94)	(95)
Total borrowed funds	27	(226)	(199)
Change in interest expense	130	(1,146)	(1,016)
Increase in net interest income	$2,578	$(2,902)	$(324)
Percentage decrease in net interest income over prior period			(2.2)%
Interest income and fees on loans on a tax-equivalent basis decreased $0.5 million, or 3.9%, in the third quarter of 2013 compared with the same period in 2012. Average loans were $53.3 million, or 5.3%, higher in the third quarter of 2013 compared with 2012. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.11% in the third quarter of 2012 to 4.65% in third quarter of 2013, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.2 million for the third quarter of 2013, a decrease of $0.7 million, or 74.5%, from $0.9 million in the third quarter of 2012. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations are held and serviced by a third-party independent servicing corporation, and the amount of income received from them can vary widely due to unpredictable payment collections and loss recoveries. As previously announced, the Company has decided to exit this line of business as current balances pay down. We have minimal exposure in the loan pool participations to consumer real estate, subprime credit or construction and real estate development loans. Average loans pool participations were $11.0 million, or 25.9%, lower in the third quarter of 2013 compared with 2012. The decrease in average loan pool volume was due to loan pay downs and charge-offs.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 2.85% for the third quarter of

2013, down from 8.31% for the same period of 2012. The net yield was lower in the third quarter of 2013 than for the third quarter of 2012 primarily due to decreased payment activity and lower gains on the sale of foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we expect to continue in the future.
Interest income on investment securities on a tax-equivalent basis totaled $4.3 million in the third quarter of 2013 compared with $4.5 million for the same period of 2012. The average balance of investments in the third quarter of 2013 was $542.3 million compared with $553.5 million in the third quarter of 2012, a decrease of $11.2 million, or 2.0%. The decrease in average balance resulted primarily from using proceeds from maturing securities for increased loan originations, and decreased deposit balances. The tax-equivalent yield on our investment portfolio in the third quarter of 2013 decreased to 3.18% from 3.25% in the comparable period of 2012, reflecting the maturity of higher yielding securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $0.8 million, or 28.4%, lower in the third quarter of 2013 compared with the same period in 2012, mainly due to the decrease in interest rates being paid during 2013. The weighted average rate paid on interest-bearing deposits was 0.73% in the third quarter of 2013 compared with 1.00% in the third quarter of 2012. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the third quarter of 2013 decreased $30.3 million, or 2.7%, compared with the same period in 2012, due to depositors choosing other savings and investing alternatives over lower-yielding deposit accounts.
Interest expense on borrowed funds of $0.8 million was $0.2 million lower in the third quarter of 2013 compared with the same period in 2012. Average borrowed funds for the third quarter of 2013 were $7.1 million higher compared with the same period in 2012. This increase was due to increases in the level of repurchase agreements, somewhat offset by lower FHLB borrowing and other debt. The weighted average rate on borrowed funds decreased to 1.45% for the third quarter of 2013 compared with 1.88% for the third quarter of 2012, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment, and the transition of $7.8 million of our long-term debt from a fixed interest rate of 6.48% to a variable rate, currently 1.84%.
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
We recorded a provision for loan losses of $0.3 million in the third quarter of 2013, a decrease of $0.3 million, or 56.5%, from $0.6 million in the third quarter of 2012. Net loans charged off in the third quarter of 2013 totaled $0.3 million compared with net loans charged off of $0.5 million in the third quarter of 2012. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2013; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,297	$1,294	$3	0.2%
Service charges and fees on deposit accounts	786	846	(60)	(7.1)
Mortgage origination and loan servicing fees	1,083	919	164	17.8
Other service charges, commissions and fees	406	303	103	34.0
Bank-owned life insurance income	230	225	5	2.2
Impairment losses on investment securities, net	—	(337)	337	NM
Gain on sale or call of available for sale securities	—	8	(8)	NM
Loss on sale of premises and equipment	(2)	—	(2)	NM
Total noninterest income	$3,800	$3,258	$542	16.6%
Noninterest income as a % of total revenue*	22.3%	20.7%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income increased $0.5 million for the third quarter of 2013 compared with the same period for 2012. The increase in 2013 is primarily due to the $0.3 million impairment loss on investment securities in the third quarter of 2012 for which no comparable loss existed in the third quarter of 2013. Mortgage origination and loan servicing fees increased $0.2 million, or 17.8%, to $1.1 million for the third quarter of 2013, compared to $0.9 million for the same quarter of 2012. The increase was due to the $0.5 million market value adjustment of retained mortgage servicing rights, an event which we do not expect to recur. Going forward we expect that maintaining this level of fee income will be more dependent on the volume of new loan originations and less on refinance transactions, as many creditworthy borrowers have already taken advantage of the current historically low market rates. This increase was partially offset by a decrease in service charges and fees on deposit accounts of $0.1 million, or 7.1%, to $0.8 million during the third quarter of 2013, compared with $0.9 million in the third quarter of 2012, primarily as a result of decreased NSF check fee income.
Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the three months ended September 30, 2013, noninterest income comprised 22.3% of total revenues, compared with 20.7% for the same period in 2012. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased service charges and fees on deposit accounts, and other service charges, commissions and fees, has significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income. We expect a reduced volume of loans originated and sold on the secondary market in the future to adversely impact mortgage origination fees, providing an additional challenge to increasing overall noninterest income.
Noninterest Expense

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,099	$6,207	$(108)	(1.7)%
Net occupancy and equipment expense	1,580	1,537	43	2.8
Professional fees	615	612	3	0.5
Data processing expense	364	443	(79)	(17.8)
FDIC insurance expense	255	326	(71)	(21.8)
Amortization of intangible assets	166	195	(29)	(14.9)
Other operating expense	1,204	1,393	(189)	(13.6)
Total noninterest expense	$10,283	$10,713	$(430)	(4.0)%
Noninterest expense for the third quarter of 2013 was $10.3 million compared with $10.7 million for the third quarter of 2012, a decrease of $0.4 million, or 4.0%. With the exception of a small increase in both net occupancy and equipment expense and professional fees, all other noninterest expense categories experienced a decline for the third quarter of 2013, compared with the third quarter of 2012, mainly due to expense control and efficiency initiatives.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 25.5% for the third quarter of 2013, the same as the third quarter of 2012. Income tax expense increased $0.2 million to $1.7 million in the third quarter of 2013 compared with $1.5 million income tax expense for the same period of 2012 primarily due to increased net income.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and September 30, 2012
Summary
For the nine months ended September 30, 2013 we earned net income of $14.2 million, compared with $12.2 million, for the nine months ended September 30, 2012, an increase of 16.4%. Basic and diluted earnings per common share for the first nine months of 2013 were $1.67 and $1.66, respectively, versus $1.44 and $1.43 in the first nine months of 2012. Our annualized ROAA for the first nine months of 2013 was 1.08% compared with a return of 0.95% for the same period in 2012. Our annualized ROAE was 10.84% for the nine months ended September 30, 2013 versus 9.98% for the nine months ended September 30, 2012. The annualized ROATE was 11.70% for the first nine months of 2013 compared with 10.96% for the same period in 2012. After excluding a $6.1 million pension liquidation expense and a $4.0 million gain on the sale of the Company's Home Mortgage Center (the "HMC"), adjusted diluted earnings per share for the first nine months of 2012 were $1.58.
The following table presents selected financial results and measures for the first nine months of 2013 and 2012.

	Nine Months Ended September 30,
($ amounts in thousands)	2013	2012
Net Income	$14,185	$12,182
Average Assets	1,758,357	1,706,342
Average Shareholders' Equity	174,975	163,016
Return on Average Assets* (ROAA)	1.08%	0.95%
Return on Average Shareholders' Equity* (ROAE)	10.84%	9.98%
Return on Average Tangible Equity* (ROATE)	11.70%	10.96%
Total Equity to Assets (end of period)	10.10%	9.96%
Tangible Equity to Tangible Assets (end of period)	9.63%	9.45%
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our return on average tangible equity and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally. In addition, we believe disclosure of these, and certain other financial metrics, exclusive of the gain we experienced on the sale of our Home Mortgage Center and the effects of the pension termination expense in the nine months ended September 30, 2012 also provides investors with helpful information about our financial condition and results of operations.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Net Income:
Net income	$14,185	$12,182
Plus: Intangible amortization, net of tax (1)	324	385
Adjusted net income	$14,509	$12,567
Plus: Pension termination expense	—	6,088
Less: Gain on sale of HMC	—	(4,047)
Net tax effect of above items(2)	—	(755)
Adjusted net income, exclusive of pension termination expense and gain on sale of HMC	$14,509	$13,853
Average Tangible Equity:
Average total shareholders' equity	$174,975	$163,016
Less: Average intangibles	(9,172)	(9,900)
Average tangible equity	$165,803	$153,116
ROATE (annualized)	11.70%	10.96%
ROATE, Exclusive of Pension Termination Expense and Gain on Sale of HMC (Annualized)	11.70%	12.09%
Earnings Per Common Share-Basic	$1.67	$1.44
Earnings Per Common Share-Diluted	1.66	1.43
Earnings Per Common Share-Basic, Exclusive of Pension Termination Expense and Gain on Sale of HMC	1.67	1.59
Earnings Per Common Share-Diluted, Exclusive of Pension Termination Expense and Gain on Sale of HMC	1.66	1.58
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012 and 35% for 2013
(2) Computed assuming a combined state and federal tax rate of 37%

	As of September 30,
(in thousands)	2013	2012
Tangible Equity:
Total shareholders' equity	175,534	171,524
Less: Intangibles	(8,971)	(9,663)
Tangible equity	166,563	161,861
Tangible Assets:
Total assets	1,738,525	1,721,630
Less: Intangibles	(8,971)	(9,663)
Tangible assets	1,729,554	1,711,967
Tangible Equity/Tangible Assets	9.63%	9.45%

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Net income:
Net income	$14,185	$12,182
Plus: Pension termination expense	—	6,088
Less: Gain on sale of HMC	—	(4,047)
Net tax effect of above items(2)	—	(755)
Adjusted net income, exclusive of pension termination expense and gain on sale of HMC	14,185	13,468
ROAA (annualized)	1.08%	0.95%
ROAA, exclusive of pension termination expense and gain on sale of HMC (annualized)	1.08%	1.05%
ROAE (annualized)	10.84%	9.98%
ROAE, exclusive of pension termination expense and gain on sale of HMC (annualized)	10.84%	11.04%
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
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 34% for 2012 and 35% for 2013. Tax favorable assets generally have lower contractual pretax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Our net interest income for the nine months ended September 30, 2013 increased $0.5 million to $40.7 million compared with $40.2 million for the nine months ended September 30, 2012. Our total interest income of $50.1 million was $2.3 million lower in the first nine months of 2013 compared with the same period in 2012. Most of the decrease in total interest income was attributable to a decrease in loan interest income due to the generally low interest rate environment. Income from investment securities declined despite an increase in the average balance of investment securities, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.This decrease was partially offset by increased loan pool participation income due to the payoff of several loans in the portfolio at a value greater than their net book value. The decrease in total interest income was more than offset by reduced interest expense on deposits and other interest-bearing liabilities, including long-term and other debt and FHLB borrowings. Total interest expense for the first nine months of 2013 decreased $2.8 million, or 22.8%, compared with the same period in 2012, due primarily to lower average interest rates in 2013. Our net interest margin on a tax-equivalent basis for the first nine months of 2013 was relatively stable at 3.48% compared with 3.51% in the first nine months of 2012. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.23% for the first nine months of 2013 from 4.52% for the first nine months of 2012. This decline was due primarily to lower rates being received on newly originated loans and purchases of investment securities. The average cost of interest-bearing liabilities decreased in the first nine months of 2013 to 0.92% from 1.20% for the first nine months of 2012, due to the continued repricing of new time deposits and other interest-bearing liabilities, including FHLB borrowings, at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the nine months ended September 30, 2013 and 2012. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,052,200	$37,312	4.74%	$993,582	$39,254	5.28%
Loan pool participations (4)	33,875	1,916	7.56	46,302	1,741	5.02
Investment securities:
Taxable investments	418,437	7,571	2.42	406,880	8,224	2.70
Tax exempt investments (2)	160,925	6,068	5.04	151,630	5,451	4.80
Total investment securities	579,362	13,639	3.15	558,510	13,675	3.27
Federal funds sold and interest-bearing balances	4,691	8	0.23	17,025	30	0.24
Total interest-earning assets	$1,670,128	$52,875	4.23%	$1,615,419	$54,700	4.52%

Cash and due from banks	20,999			21,372
Premises and equipment	25,886			25,520
Allowance for loan losses	(18,554)			(18,090)
Other assets	59,898			62,121
Total assets	$1,758,357			$1,706,342

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$673,558	$1,920	0.38%	$590,701	$2,386	0.54%
Certificates of deposit	483,326	5,042	1.39	564,513	6,761	1.60
Total deposits	1,156,884	6,962	0.80	1,155,214	9,147	1.06
Federal funds purchased and repurchase agreements	64,066	133	0.28	54,757	156	0.38
Federal Home Loan Bank borrowings	133,939	2,068	2.06	135,200	2,353	2.32
Long-term debt and other	16,014	246	2.05	16,107	529	4.39
Total borrowed funds	214,019	2,447	1.53	206,064	3,038	1.97
Total interest-bearing liabilities	$1,370,903	$9,409	0.92%	$1,361,278	$12,185	1.20%

Net interest spread(2)			3.31%			3.32%

Demand deposits	199,437			165,886
Other liabilities	13,042			16,162
Shareholders' equity	174,975			163,016
Total liabilities and shareholders' equity	$1,758,357			$1,706,342

Interest income/earning assets (2)	$1,670,128	$52,875	4.23%	$1,615,419	$54,700	4.52%
Interest expense/earning assets	$1,670,128	$9,409	0.75%	$1,615,419	$12,185	1.01%
Net interest margin (2)(5)		$43,466	3.48%		$42,515	3.51%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$706			$615
Securities		2,095			1,707
Total tax equivalent adjustment		2,801			2,322
Net Interest Income		$40,665			$40,193

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012 and 35% for 2013.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the nine months ended September 30, 2013, compared to the same period in 2012, reported on a fully tax-equivalent basis assuming a 34% tax rate for 2012 and 35% for 2013. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2013 Compared to 2012 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$3,215	$(5,157)	$(1,942)
Loan pool participations	(755)	930	175
Investment securities:
Taxable investments	349	(1,002)	(653)
Tax exempt investments	340	277	617
Total investment securities	689	(725)	(36)
Federal funds sold and interest-bearing balances	(21)	(1)	(22)
Change in interest income	3,128	(4,953)	(1,825)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	458	(924)	(466)
Certificates of deposit	(899)	(820)	(1,719)
Total deposits	(441)	(1,744)	(2,185)
Federal funds purchased and repurchase agreements	34	(57)	(23)
Federal Home Loan Bank borrowings	(22)	(263)	(285)
Other long-term debt	(3)	(280)	(283)
Total borrowed funds	9	(600)	(591)
Change in interest expense	(432)	(2,344)	(2,776)
Change in net interest income	$3,560	$(2,609)	$951
Percentage change in net interest income over prior period			2.2%
Interest income and fees on loans on a tax-equivalent basis decreased $1.9 million, or 4.9%, in the first nine months of 2013 compared to the same period in 2012. Average loans were $58.6 million, or 5.9%, higher in the first nine months of 2013 compared with 2012. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 5.28% in the first nine months of 2012 to 4.74% in the first nine months of 2013, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $1.9 million for the first nine months of 2013 compared with $1.7 million for the first nine months of 2012, an increase of $0.2 million. Average loan pool participations were $12.4 million, or 26.8%, lower in the first nine months of 2013 compared with 2012. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and will continue as the Company exits this line of business.
The net “all-in” yield on loan pool participations was 7.56% for the first nine months of 2013, up from 5.02% for the same period of 2012. The net yield was higher in the first nine months of 2013 than for the first nine months of 2012 primarily due to the sale of foreclosed real estate properties in the portfolio at a value greater than their net book value and the payoff of several loans in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, as the percentage of creditworthy borrowers in the portfolio decreases.
Interest income on investment securities on a tax-equivalent basis totaled $13.6 million in the first nine months of 2013 compared with $13.7 million for the same period of 2012. The average balance of investments in the first nine months of 2013 was $579.4 million compared with $558.5 million in the first nine months of 2012, an increase of $20.9 million, or 3.7%. The increase in average balance resulted primarily from our investment in securities of a portion of the excess liquidity provided by decreasing loan pool participations balances. The tax-equivalent yield on our investment portfolio in the first nine months of 2013 decreased to 3.15% from 3.27% in the comparable period of 2012, reflecting reinvestment of maturing securities and purchases of new securities at lower market interest rates.
Interest expense on deposits was $2.2 million, or 23.9%, lower in the first nine months of 2013 compared with the same period in 2012, mainly due to the decrease in interest rates being paid during 2013. The weighted average rate paid on interest-bearing deposits was 0.80% in the first nine months of 2013 compared with 1.06% in the first nine months of 2012. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first nine months of 2013 increased $1.7 million, or 0.1%, compared with the same period in 2012.
Interest expense on borrowed funds was $0.6 million lower in the first nine months of 2013 compared with the same period in 2012. Interest on borrowed funds totaled $2.4 million for the first nine months of 2013. Average borrowed funds for the first nine months of 2013 were $8.0 million higher compared with the same period in 2012. This increase was due primarily to an increase in the level of federal funds purchased and repurchase agreements, somewhat offset by a slight decrease in FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.53% for the first nine months of 2013 compared with 1.97% for the first nine months of 2012, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment, and the transition of $7.8 million of our long-term debt from a fixed interest rate of 6.48% to a variable rate, currently 1.84%.
Provision for Loan Losses
We recorded a provision for loan losses of $1.0 million in the first nine months of 2013 compared with a $1.7 million provision in the first nine months of 2012, a decrease of $0.7 million, or 39.3%. Net loans charged off in the first nine months of 2013 totaled $0.5 million compared with net loans charged off of $1.6 million in the first nine months of 2012. The decreased provision reflects management’s belief that the regional economy has generally stablized and is showing signs of renewed growth, and the effects of a significant loan recovery during the first quarter of 2013. We believe that the allowance for loan losses was appropriate based on the inherent risk in the portfolio as of September 30, 2013; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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
Noninterest Income

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$4,069	$3,767	$302	8.0%
Service charges and fees on deposit accounts	2,236	2,424	(188)	(7.8)
Mortgage origination and loan servicing fees	2,844	2,514	330	13.1
Other service charges, commissions and fees	1,574	1,636	(62)	(3.8)
Bank-owned life insurance income	691	676	15	2.2
Impairment losses on investment securities, net	—	(337)	337	NM
Gain on sale or call of available for sale securities	84	741	(657)	(88.7)
Gain (loss) on sale of premises and equipment	(4)	4,205	(4,209)	NM
Total noninterest income	$11,494	$15,626	$(4,132)	(26.4)%
Noninterest income as a % of total revenue*	21.9%	21.5%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income decreased $4.1 million for the first nine months of 2013 compared with the same period for 2012. The decrease in 2013 was primarily due to the $4.0 million gain on the sale of the Home Mortgage Center location in 2012, for which no comparable gain existed in 2013. Net gains on the sale of available for sale securities for the first nine months of 2013 decreased $0.6 million to $0.1 million, from $0.7 million for the same period of 2012.
These decreases were partially offset by the absence in 2013 of a loss comparable to the $0.3 million impairment loss on investment securities realized in the third quarter of 2012, and an increase in mortgage origination and loan servicing fees to $2.8 million, an increase of $0.3 million, or 13.1%, from $2.5 million in the third quarter of 2012, mainly due to the market value adjustment of retained mortgage servicing rights. Trust, investment, and insurance fees of $4.1 million for the nine months ended September 30, 2013, was an improvement of $0.3 million, or 8.0%, from $3.8 million for the same period of 2012. This increase was primarily attributable to increased trust department fee income. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the nine months ended September 30, 2013, noninterest income comprised 21.9% of total revenues, compared with 21.5% for the same period in 2012. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased service charges and fees on deposit accounts, and other service charges, commissions and fees, has significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income. We expect a reduced volume of loans originated and sold on the secondary market in the future to adversely impact mortgage origination fees, providing an additional challenge to increasing overall noninterest income.
Noninterest Expense

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$18,565	$24,167	$(5,602)	(23.2)%
Net occupancy and equipment expense	4,806	4,741	65	1.4
Professional fees	2,016	2,137	(121)	(5.7)
Data processing expense	1,092	1,258	(166)	(13.2)
FDIC insurance expense	845	929	(84)	(9.0)
Amortization of intangible assets	498	584	(86)	(14.7)
Other operating expense	4,040	4,280	(240)	(5.6)
Total noninterest expense	$31,862	$38,096	$(6,234)	(16.4)%
Noninterest expense for the first nine months of 2013 was $31.9 million compared with $38.1 million for the first nine months of 2012, a decrease of $6.2 million, or 16.4%. The primary reason for the decrease in noninterest expense was a $6.1 million expense related to the termination and liquidation of the Company's defined benefit pension plan in 2012, reflected in salaries and employee benefits, for which no comparable expense existed in 2013. Absent that event, salaries and employee benefits increased $0.5 million, or 2.7%, primarily due to annual salary increases for employees that were effective at the beginning of 2013. With the exception of a small increase in net occupancy and equipment expense, all other noninterest expense categories experienced a decline for the first nine months of 2013, compared with the same period of 2012, mainly due to expense control and efficiency initiatives.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.3% for the first nine months of 2013, and 23.8% for the same period of 2012. The increase in the effective tax rate was the result of a lower proportion of our income being attributable to interest from tax-exempt bonds and the realization of a tax benefit in the second quarter of 2012 due to the partial release of a valuation allowance on capital losses. Income tax expense increased to $5.1 million in the first nine months of 2013 compared with $3.8 million for the same period of 2012, due to the above named factors.

FINANCIAL CONDITION
Our total assets decreased to $1.74 billion as of September 30, 2013 from $1.79 billion at December 31, 2012. Decreased balances in available for sale securities, cash and cash equivalents, and loan pool participations were offset partially by an increase in loans. Deposit balances and repurchase agreements both decreased, while FHLB borrowings and Federal Funds purchased increased. Total deposits at September 30, 2013 were $1.32 billion compared with $1.40 billion at December 31, 2012, down $78.1 million, or 5.6%, primarily due to decreases in certificate of deposit accounts. FHLB borrowings increased $25.1 million from $120.1 million at December 31, 2012, to $145.2 million at September 30, 2013, while repurchase agreements were $58.7 million at September 30, 2013, a decrease of $10.2 million, from $68.8 million at December 31, 2012.

Investment Securities
Investment securities available for sale totaled $490.1 million as of September 30, 2013. This was a decrease of $67.4 million, or 12.1%, from December 31, 2012. The decrease was primarily due to investment sales, maturities or calls during the period of $95.4 million being more than security purchases of $43.6 million during the period. Investment securities serve as a source of liquidity, and vary along with fluctuations in levels of deposits and loans. Investment securities classified as held to maturity were relatively unchanged at $32.8 million as of September 30, 2013. The investment portfolio consists mainly of U.S. government agency securities (9.8%), mortgage-backed securities (41.0%), and obligations of states and political subdivisions (42.8%).
As of September 30, 2013, we owned collateralized debt obligations with an amortized cost of $2.4 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). No real estate holdings secure these debt securities. We continue to monitor the values of these debt securities for purposes of determining OTTI in future periods, and continue to obtain updated cash flow analysis as required. See Note 4 “Investment Securities” to our consolidated financial statements for additional information related to investment securities.
Loans
The following table shows the composition of the bank loans (before deducting the allowance for loan losses), as of the periods shown:

	September 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$91,022	8.5%	$84,726	8.2%
Commercial and industrial	261,973	24.3	237,193	22.9
Credit cards	1,162	0.1	1,001	0.1
Overdrafts	655	0.1	759	0.1
Commercial real estate:
Construction and development	67,839	6.3	86,794	8.4
Farmland	85,879	8.0	81,063	7.8
Multifamily	53,688	5.0	47,758	4.6
Commercial real estate-other	226,230	21.0	224,369	21.7
Total commercial real estate	433,636	40.3	439,984	42.5
Residential real estate:
One- to four- family first liens	217,314	20.2	197,742	19.1
One- to four- family junior liens	52,610	4.8	55,134	5.3
Total residential real estate	269,924	25.0	252,876	24.4
Consumer	18,465	1.7	18,745	1.8
Total loans	$1,076,837	100.0%	$1,035,284	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $41.6 million, to $1.08 billion as of September 30, 2013 as compared to December 31, 2012. As of September 30, 2013, our bank loan (excluding loan pool participations) to deposit ratio was 81.5% compared with a bank loan to deposit ratio of 74.0% at December 31, 2012. We anticipate that the loan to deposit ratio will remain relatively stable or increasing in future periods, with loans showing overall measured growth and deposits remaining steady or decreasing with interest rates remaining at record lows.
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
Loan Pool Participations
As of September 30, 2013, we had loan pool participations, net, totaling $28.1 million, down from $35.7 million at December 31, 2012. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of September 30, 2013, the categories of loans by collateral type in the loan pool participations were commercial real estate - 66%, commercial loans - 5%, single-family residential real estate - 13% and other loans - 16%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans. See Note 5 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to loan pool participations.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of September 30, 2013, such cost basis was $30.2 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $84.1 million, resulting in an investment basis of 35.9% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As of September 30, 2013, loans in the southeast region of the United States represented approximately 44% of our loan pool participations. The northeast was the next largest area with 32%, the central region with 20%, the southwest region with 2% and the northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets was in Florida at approximately 20% of the basis total, with the next highest state level being Ohio at 12%, then New Jersey at approximately 10%. As of September 30, 2013, approximately 64% of the loans were contractually current or less than 90 days past due, while 36% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 36% contractually past due includes loans in litigation and foreclosed property. As of September 30, 2013, loans in litigation totaled approximately $2.4 million, while foreclosed property was approximately $4.2 million.
Intangible Assets
Intangible assets decreased to $9.0 million as of September 30, 2013 from $9.5 million as of December 31, 2012 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of September 30, 2013.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
September 30, 2013
Intangible assets:
Insurance agency intangible	$1,320	$820	$500
Core deposit premium	5,433	4,192	1,241
Trade name intangible	7,040	—	7,040
Customer list intangible	330	140	190
Total	$14,123	$5,152	$8,971
Deposits
Total deposits as of September 30, 2013 were $1.32 billion compared with $1.40 billion as of December 31, 2012. Interest-bearing checking deposits were the largest category of deposits at September 30, 2013, representing approximately 43.6% of total deposits. Total interest-bearing checking deposits were $576.3 million at September 30, 2013, a decrease of $6.0 million, or 1.0%, from $582.3 million at December 31, 2012. The decreased balances in non-certificate deposit accounts were primarily in public funds and consumer accounts. Included in interest-bearing checking deposits at September 30, 2013 was $20.9 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $0.1 million, or 0.9%, from the $20.8 million at December 31, 2012. Total certificates of deposit were $449.4 million at September 30, 2013, down $86.0 million, or 16.1%, from $535.4 million at December 31, 2012, as depositors continue to search for other savings and investing alternatives that deliver a higher return. Included in total certificates of deposit at September 30, 2013 was $16.9 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $5.6 million, or 24.8%, from the $22.4 million at December 31, 2012. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity. Approximately 86.4% of our total deposits were considered “core” deposits as of September 30, 2013.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $145.2 million as of September 30, 2013 compared with $120.1 million as of December 31, 2012. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline FHLB borrowing may increase to provide necessary liquidity.

Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of September 30, 2013, unchanged from December 31, 2012. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2042, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date, at the Company’s option. The interest rate was fixed on $7.8 million of the debt until December 15, 2012, at an interest rate of 6.48%, after which the rate became variable, as is the case with the remaining balance of the debt. The variable rate is based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At September 30, 2013, the interest rate was at 1.84%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at September 30, 2013 and December 31, 2012:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
September 30, 2013
Agricultural	$—	$3,093	$70	$3,163
Commercial and industrial	243	1,000	756	1,999
Credit cards	1	—	—	1
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	49	49
Farmland	—	2,316	30	2,346
Multifamily	—	—	—	—
Commercial real estate-other	216	386	1,552	2,154
Total commercial real estate	216	2,702	1,631	4,549
Residential real estate:
One- to four- family first liens	390	985	386	1,761
One- to four- family junior liens	50	13	148	211
Total residential real estate	440	998	534	1,972
Consumer	8	21	50	79
Total	$908	$7,814	$3,041	$11,763

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2012
Agricultural	$—	$3,323	$64	$3,387
Commercial and industrial	85	953	757	1,795
Credit cards	30	—	—	30
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	78	149	227
Farmland	—	2,316	33	2,349
Multifamily	—	—	—	—
Commercial real estate-other	67	—	1,128	1,195
Total commercial real estate	67	2,394	1,310	3,771
Residential real estate:
One- to four- family first liens	311	313	550	1,174
One- to four- family junior liens	75	138	223	436
Total residential real estate	386	451	773	1,610
Consumer	4	23	34	61
Total	$572	$7,144	$2,938	$10,654
Our nonperforming assets totaled $13.7 million as of September 30, 2013, a decrease of $0.3 million, or 1.8%, from December 31, 2012. The balance of OREO at September 30, 2013 was $1.9 million, down from $3.3 million at December 31, 2012. All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of September 30, 2013. Other real estate is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $11.8 million (1.09% of total bank loans) as of September 30, 2013, compared to $10.7 million (1.03% of total bank loans) as of December 31, 2012. See Note 5 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to nonperforming assets.
At September 30, 2013, nonperforming loans consisted of $3.0 million in nonaccrual loans, $7.8 million in troubled debt restructures and $0.9 million in loans past due 90 days or more and still accruing. This compares with $2.9 million, $7.1 million and $0.6 million, respectively, as of December 31, 2012. Nonaccrual loans increased $0.1 million, or 3.5%, at September 30, 2013 compared to December 31, 2012. The increase in nonaccrual loans was primarily due to normal fluctuations. The Company experienced a $0.7 million, or 9.4%, increase in restructured loans, from December 31, 2012 to September 30, 2013, primarily resulting from the addition of seven new loans to TDR status (one commercial, two commercial real estate, three residential real estate first liens and one residential real estate junior lien), along with three previously restructured loans (one commercial and two residential real estate) that were classified as TDRs in 2013 due to payment default. During the same period, loans past due 90 days or more and still accruing interest increased 0.3 million, or 58.7%, from December 31, 2012 to September 30, 2013, due to one commercial loan totaling $0.2 million and four real estate loans totaling $0.3 million. Additionally, loans past due 30 to 89 days (not included in the nonperforming loan totals) were $5.2 million as of September 30, 2013 compared with $6.1 million as of December 31, 2012, a decrease of $0.9 million or 14.6%.
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
Through the review of delinquency reports, updated financial statements or other relevant information received in the normal course of business, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grade 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (5 or above), or is classified as a troubled debt restructure (regardless of size), the lending officer is then charged with preparing a Loan Strategy Summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to regional management and then to the board of directors by the Executive Vice President, Chief Credit Officer (or a designee).
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the loan officer, in conjunction with regional management, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company's allowance for loan and lease losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, regional management, with assistance from the loan review department, reviews the appraisal and updates the specific allowance analysis for each loan relationship accordingly. The board of directors on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
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
During the nine months ended September 30, 2013, the Company restructured seven loans by granting concessions to borrowers experiencing financial difficulties. A commercial and industrial loan with a balance of $0.2 million and two commercial real estate loans totaling $0.2 million were granted amortization or maturity concessions, while two residential first liens and a residential junior lien totaling $0.2 million were each granted interest rate concessions, and one residential first lien was granted amortization or maturity concessions. Three previously restructured loans (a commercial and industrial loan and two residential first liens totaling $0.6 million) were classified as TDRs in the nine months ended September 30, 2013, due to payment defaults.

We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,814	$7,144
Not in compliance with modified terms - on nonaccrual status	554	551
Total restructured loans	$8,368	$7,695
Allowance for Loan Losses
Our ALLL as of September 30, 2013 was $16.5 million, which was 1.53% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $16.0 million as of December 31, 2012, which was 1.54% of total bank loans as of that date. Gross charge-offs for the first nine months of 2013 totaled $1.1 million, while recoveries of previously charged-off loans totaled $0.6 million. Annualized net loan charge offs to average bank loans for the first nine months of 2013 was 0.06% compared to 0.21% for the year ended December 31, 2012. As of September 30, 2013, the ALLL was 140.3% of nonperforming loans compared with 149.8% as of December 31, 2012. Based on the inherent risk in the loan portfolio, we believe that as of September 30, 2013, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary. See Note 5 “Loans Receivables and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to the allowance for loan losses.
There were no changes to our ALLL calculation methodology during the first nine months of 2013. Classified and impaired loans are reviewed per the requirements of FASB ASC Topics 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's board of directors on a quarterly basis. At September 30, 2013, there were six owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 33 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on 10 of these equity loans and other financial institutions have the first lien on the remaining 23.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2013, reported TDRs were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $175.5 million as of September 30, 2013, compared to $173.9 million as of December 31, 2012, an increase of $1.6 million, or 0.9%. This increase was primarily attributable to net income of $14.2 million for the first nine months of 2013, partially offset by the $8.8 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, the payment of $3.2 million in common stock dividends, and the $0.5 million increase in treasury stock due to repurchases.
Total shareholders' equity was 10.10% of total assets as of September 30, 2013 and was 9.70% as of December 31, 2012. Tangible equity to tangible assets was 9.63% as of September 30, 2013 and 9.22% as of December 31, 2012. Our Tier 1 capital to risk-weighted assets ratio was 13.56% as of September 30, 2013 and was 12.56% as of December 31, 2012. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of September 30, 2013, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company's and the Bank's capital positions and will monitor developments in this area.
We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our Tier 1 capital to risk-weighted assets ratios. We believe this ratio provides investors with information regarding our financial condition and how we evaluate our financial condition internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	At September 30,	At December 31,
(in thousands)	2013	2012(1)
Tier 1 capital
Total shareholders' equity	$175,534	$173,932
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale(1)	(2,240)	(11,050)
Less: Disallowed Intangibles	(9,203)	(9,617)
Tier 1 capital	$179,555	$168,729
Risk-weighted assets	$1,324,012	$1,343,194
Tier 1 capital to risk-weighted assets	13.56%	12.56%
(1) Adjusted to reflect the immaterial correction of an error of prior capital balances. See Note 1 “Principles of Consolidation and Presentation” to our consolidated financial statements for additional information related to the adjustment.

On February 15, 2013, 15,700 restricted stock units were granted to certain officers of the Company, and on May 15, 2013, 5,500 restricted stock units were granted to the Company's directors. During the first nine months of 2013, 19,585 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,199 shares were surrendered by grantees to satisfy tax requirements. In addition, 30,678 shares were issued in connection with the exercise of previously issued stock options, with 18,781 shares of stock surrendered in connection with the exercises.

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At September 30, 2013
Consolidated:
Total capital/risk based	$196,242	14.82%	$105,921	8.00%	N/A	N/A
Tier 1 capital/risk based	179,555	13.56	52,960	4.00	N/A	N/A
Tier 1 capital/adjusted average	179,555	10.46	68,669	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$178,227	13.57%	$105,051	8.00%	$131,313	10.00%
Tier 1 capital/risk based	161,783	12.32	52,525	4.00	78,788	6.00
Tier 1 capital/adjusted average	161,783	9.49	68,201	4.00	85,251	5.00
At December 31, 2012
Consolidated:(1)
Total capital/risk based	$185,557	13.80%	$107,456	8.00%	N/A	N/A
Tier 1 capital/risk based	168,729	12.56	53,728	4.00	N/A	N/A
Tier 1 capital/adjusted average	168,729	9.65	69,932	4.00	N/A	N/A
MidWestOne Bank:(1)
Total capital/risk based	$166,949	12.55%	$106,398	8.00%	$132,998	10.00%
Tier 1 capital/risk based	150,304	11.30	53,199	4.00	79,799	6.00
Tier 1 capital/adjusted average	150,304	8.66	69,386	4.00	86,733	5.00
(1) Adjusted to reflect the immaterial correction of an error of prior capital balances. See Note 1 “Principles of Consolidation and Presentation” to our consolidated financial statements for additional information related to the adjustment.

Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $26.1 million as of September 30, 2013, compared with $47.2 million as of December 31, 2012. Investment securities classified as available for sale, totaling $490.1 million and $557.5 million as of September 30, 2013 and December 31, 2012, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the FHLB that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2013 to meet the needs of borrowers and depositors.
Our principal sources of funds were proceeds from the maturity and sale of investment securities, FHLB borrowings, federal funds purchased, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of September 30, 2013, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 35-year term. The interest rate on the debt is variable rate, based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At September 30, 2013, the interest rate was at 1.84%.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of September 30, 2013, outstanding commitments to extend credit totaled approximately $248.1 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $4.4 million as of September 30, 2013. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2013, there were approximately $2.4 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In general, market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting the Company as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, play a lesser role in the normal course of our business activities.
In addition to interest rate risk, the recent economic environment has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund the acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $21.4 million in the first nine months of 2013, compared with $12.5 million in the first nine months of 2012. Net income before depreciation, amortization, and accretion was the primary contributor for the first nine months of 2013.
Net cash inflows from investing activities were $16.3 million in the first nine months of 2013, compared to net cash outflows of $8.9 million in the comparable nine-month period of 2012. In the first nine months of 2013, investment securities transactions resulted in net cash inflows of $51.7 million, compared to inflows of $2.5 million during the same period of 2012. The origination of new loans net of principal payments, accounted for net cash outflows of $42.2 million for the first nine months of 2013, compared with $28.3 million of net outflows for the same period of 2012. Cash inflows from loan pool participations were $7.6 million during the first nine months of 2013 compared to $12.2 million during the same period of 2012.
Net cash used in financing activities in the first nine months of 2013 was $58.9 million, compared with net cash provided of $14.0 million for the same period of 2012. The largest financing cash outflows during the nine months ended September 30, 2013 were the $78.1 million net decrease in deposits and a $10.2 million net decrease in repurchase agreements. The largest cash inflows from financing activities in the first nine months of 2013 consisted of the net increase of $25.0 million in FHLB borrowings and an $8.4 million increase in Federal Funds purchased.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of September 30, 2013, the Bank had $258.4 million of advance equivalent collateral pledged to the FHLB and $145.2 million in outstanding borrowings, leaving $107.6 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2013.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited only by the amount of municipal securities pledged against the line. As of September 30, 2013, the Bank has municipal securities with an approximate market value of $12.7 million pledged for liquidity purposes.

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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at September 30, 2013 and December 31, 2012.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
September 30, 2013
Dollar change	$(145)	$(126)	$(716)	$(1,076)
Percent change	(0.3)%	(0.2)%	(1.3)%	(1.9)%
December 31, 2012
Dollar change	$1,750	$1,044	$(859)	$(1,251)
Percent change	3.1%	1.9%	(1.5)%	(2.3)%
As shown above, at September 30, 2013, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $1.1 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $0.1 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would also result in a decrease in net interest income as the yield on interest-earning assets would decline, but those on interest-bearing liabilities are generally unable to decline materially, as the average rate on our interest-bearing liabilities is already below 1.0%. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Cautionary Note Regarding Forward-Looking Statements
Statements made in this report contain certain “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. We and our authorized representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “should,” “could,” “would,” “plans,” “intend,” “project,” “estimate," “forecast,” “may” or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2013	25	$26.85	—	$4,033,437
August 1 - 31, 2013	—	—	—	4,033,437
September 1 - 30, 2013	—	—	—	4,033,437
Total	25	$26.85	—	$4,033,437
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

3.1	Second Amended and Restated Bylaws of MidWestOne Financial Group, Inc.	Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on July 17, 2013

10.1	Construction Agreement, dated as of August 2, 2013, between MidWestOne Bank and Knutson Construction Services Midwest	Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 2, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	October 31, 2013	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer