Form 10-K
period 2013-12-31
MidWestOne Financial Group, Inc.
filed 2014-03-06
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $163.0 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 4, 2014, was 8,471,761.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc., to be held on April 17, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
As of December 31, 2013, we had total consolidated assets of $1.8 billion, total deposits of $1.4 billion and total shareholders’ equity of $178.0 million, all of which is common shareholders’ equity. For the year ended December 31, 2013, we generated net income available to common shareholders of $18.6 million, which was an increase from the net income available to common shareholders of $16.5 million and $12.7 million for the years ended December 31, 2012 and 2011, respectively. For our complete financial information as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, see Item 8. Financial Statements and Supplementary Data.
MidWestOne Bank operates a total of 25 branch locations, plus its specialized Home Mortgage Center, in 15 counties throughout central and east-central Iowa. MidWestOne Bank provides full-service retail banking in the communities in which its branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. MidWestOne Bank offers commercial and industrial, agricultural, real estate mortgage and consumer loans. Other products and services include debit cards, automated teller machines, on-line banking, mobile banking, and safe deposit boxes. The principal service consists of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. MidWestOne Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, custodial, financial planning, investment management and retail brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
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
Market Areas
Our principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is strategically situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 22,000 undergraduate students and 9,100 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 705-bed comprehensive academic medical center and regional referral center with 1,539 staff physicians, residents, and fellows and 1,896 professional nurses. The city of Iowa City has a total population of approximately 70,000 and the Iowa City MSA has a total population of approximately 155,000. Iowa City is the fifth largest city in the state of Iowa. Based on deposit information collected by the FDIC as of June 30, 2013, the most recent date for which data is available, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 18.1%.
MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa. Based on deposit information collected by the FDIC as of June 30, 2013, in eight of those 15 counties, MidWestOne Bank held between 8% and 27% of the deposit market share. In another county, MidWestOne Bank held 40% of the deposit market share.
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
Real Estate Loans
Construction Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction loans generally have a short term, such as one to two years. As of December 31, 2013, construction loans constituted approximately 6.6% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2013, we had $708.6 million in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 65.1% of our total loan portfolio.
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 25.2% of our total loan portfolio at December 31, 2013. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio, but sell most long-term loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2013, we serviced approximately $362.9 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. As of December 31, 2013, commercial and agricultural real estate mortgage loans constituted approximately 39.9% of our total loan portfolio.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2013, commercial and industrial loans comprised approximately 24.2% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 8.9% of our total loan portfolio at December 31, 2013.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2013, consumer loans comprised only 1.7% of our total loan portfolio.
Loan Pool Participations
We hold in our portfolio participation interests in pools of loans that are owned and serviced by States Resources Corporation, a third-party loan servicing organization located in Omaha, Nebraska (the “Servicer”). We do not have any ownership interest in or control over the Servicer. The loans in those pools were purchased at varying discounts to their outstanding principal amount. Former MidWestOne began the program of acquiring participation interests from the Servicer in 1988 and we continued with this program following the Merger (although these loan participations have constituted a smaller percentage of our total loan portfolio than they did of Former MidWestOne’s total loan portfolio). In 2010, after extensive discussion and analysis of our current loan pool portfolio, we decided to exit this line of business as current balances pay down. This decision was based primarily on our desire to focus on our core business of providing community banking products and services. Additionally, recent loan pool yields have not provided a return reflective of the inherent risk of this investment, a situation we do not expect to change in the near future, making further investment in this class of assets unattractive. At December 31, 2010 the balance of our loan pool participations, net, was $65.9 million. Their balance at December 31, 2013 was $25.5 million.
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
Loan pool participations are accounted for in accordance with the provisions of ASC Topic 310 (guidance formerly contained in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”). According to ASC Topic 310, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan is accounted for on nonaccrual status applying cash basis income recognition to the loan.
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
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2013, such cost basis was $27.7 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $80.9 million. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
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
The underlying loans in the loan pool participations include both fixed-rate and variable-rate instruments. No amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying our loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Our management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the net realizable value of its investment in loan pool participations.

Other Products and Services
Deposit Products
We believe that we offer competitive deposit products and programs that address the needs of customers in each of the local markets that we serve. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include non-interest-bearing and interest-bearing demand deposits, savings accounts, money market accounts and certificates of deposit.
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
 The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other finance-related services. Our offices in central and east-central Iowa compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over us in providing certain services. As of June 30, 2013, there were approximately 92 other banks having 296 offices or branches operating within the 15 counties in which we have locations. Based on deposit information collected by the FDIC, as of June 30, 2013, we maintained approximately 8.8% of the bank deposits within the 15 counties in which we operate. New competitors may develop that are substantially larger and have significantly greater resources than us. Currently, major competitors in some of our markets include Wells Fargo Bank, U.S. Bank, Hills Bank & Trust, University of Iowa Community Credit Union, Two Rivers Bank & Trust, Veridian Credit Union, and Farm Credit Services.
Employees
As of December 31, 2013, we had 376 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

Company Website
We maintain an Internet website for MidWestOne Bank at www.midwestone.com. We make available, free of charge, on this website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information on, or accessible through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K.
Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and our subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and our subsidiaries.
The Increasing Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their businesses, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place currently and historically.
The Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, subject to certain restrictions. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.
Under current federal regulations, the Bank is subject to the following minimum capital standards:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.
For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other nonpermanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, “risk-weighted assets” for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance-sheet exposures to which required risk weightings of 0% to 100% are applied.
The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, under current federal regulations, must maintain:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.
The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.
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
Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
As of December 31, 2013: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) ) the Bank was “well-capitalized,” as defined by FDIC regulations. As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.
The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.
U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).
The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.
The Basel III Rule requires:

•	A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer.
The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. We are currently evaluating whether we will make the opt-out election.
Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.
The Company
General. As the sole shareholder of the Bank, we are a bank holding company. As a bank holding company, we are registered with, and are subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, we are legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and our subsidiaries as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have elected to operate as a financial holding company.
In order to become and maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.
U.S. Government Investment in Bank Holding Companies. Events in the United States and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.
On October 14, 2008, the Treasury announced a program that provided Tier 1 Capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institutions’ risk-weighted assets. We determined participation in the CPP to be in our best interests based upon the economic uncertainties of the deep recession, the benefits of holding additional capital and the relatively low cost of participation.
Pursuant to the CPP, on February 6, 2009, we entered into a Letter Agreement with the Treasury, pursuant to which we issued: (i) 16,000 shares of CPP Preferred Stock (designated as “Fixed Rate Cumulative Perpetual Preferred Stock, Series A”); and (ii) a warrant to purchase 198,675 shares of our common stock, par value $1.00 per share, for an aggregate purchase price of $16.0 million in cash. As approved by the Federal Reserve, the Treasury and our other banking regulators, on July 6, 2011, we redeemed from the Treasury all 16,000 outstanding shares of our CPP Preferred Stock, for a redemption price of approximately $16.1 million, including accrued but unpaid dividends to the date of redemption. On July 27, 2011, we also repurchased the warrant issued to the Treasury for an aggregate purchase price of $1.0 million. As a result of our redemption of the CPP Preferred Stock, we are no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
The Bank
General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).
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
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was returned to the institution and normal quarterly payments resumed.
Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.
The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.
FICO Assessments.The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2013, the Bank paid supervisory assessments to the Iowa Superintendent totaling $144,000.
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
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. As of December 31, 2013, approximately $31.0 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC and Iowa Superintendent may prohibit the payment of dividends by the Bank if they determine such payment would constitute an unsafe or unsound practice.
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” We are an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to us, investments in our stock or other securities and the acceptance of our stock or other securities as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. Iowa banks, such as the Bank, have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.
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
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Des Moines (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.
Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.
Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio as of December 31, 2013, it did not exceed these guidelines at such time.
Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. The Company does not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources will be needed to monitor changes.
Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd‑Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
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
Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014. We are continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.
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
Additional Constraints on the Company and Bank
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHCA to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•	The TruPS CDO was established, and the interest was issued, before May 19, 2010;

•	The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•	The banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.
Although the Volcker Rule has significant implications for many large financial institutions, we do not currently anticipate that the Volcker Rule will have a material effect on our operations. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on the Company, the Bank, its customers or the financial industry more generally, cannot be determined.
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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in our allowance for credit losses and a reduction in net earnings;

•	our management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;

•
changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;

•	fluctuations in the value of our investment securities;

•	governmental monetary and fiscal policies;

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder, as well as the rules recently adopted by the federal bank regulatory agencies to implement the Basel III capital accord), and changes in the scope and cost of FDIC insurance and other coverages;

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
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin is affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily in recent years, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2014, with interest rates at generational lows.
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
We operate primarily in the Iowa City and Oskaloosa, Iowa, markets and their surrounding communities in eastern and central Iowa and, as a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Iowa economy and real estate market were not affected as severely as some other areas of the United States in recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
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

If the overall economic climate in the United States, generally, or our market areas, specifically, fails to continue to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
A significant portion of the Bank’s loan portfolio consists of commercial loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and commercial real estate loans, MidWestOne Bank is also active in residential mortgage and consumer lending. Should the economic climate worsen, or even if it does not, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts), were $360.8 million, or approximately 33.2% of our total loan portfolio, as of December 31, 2013. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy fails to continue to improve, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $434.4 million, or approximately 39.9% of our total loan portfolio, as of December 31, 2013. Of this amount, $120.6 million, or approximately 11.1% of our total loan portfolio, are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
If problems develop in the commercial real estate market, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital. We generally have not experienced a downturn in credit performance by our commercial real estate loan customers in recent years, but in light of the continued general uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We established our allowance for loan losses in consultation with the credit officers of MidWestOne Bank and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which are beyond our control, and such losses may exceed current estimates. At December 31, 2013, our allowance for loan losses as a percentage of total gross loans was 1.49% and as a percentage of total nonperforming loans was approximately 117.4%. Although management believes that the allowance for loan losses is appropriate to absorb probable loan losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2013, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $13.8 million, or 1.27% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $15.5 million, or 1.43% of loans. In addition, we had $5.7 million in accruing loans that were 31-89 days delinquent as of December 31, 2013.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. We may at some point need to raise additional capital to support our growth plans and in this regard, in early 2013, we renewed our universal shelf-registration statement registering for future sale up to $25 million of securities that places us in a position to raise capital if the need were to arise or if an attractive opportunity were presented. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.
Although we do not have any current definitive plans to do so, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, or by opening new branches. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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
During periods of economic turmoil, the financial services industry and the credit markets generally may be materially and adversely affected by significant declines in asset values and by historically depressed levels of liquidity. As demonstrated by the recent financial crisis, under such circumstances, the liquidity issues are often particularly acute for regional and community banks, as larger financial institutions may curtail their lending to regional and community banks to reduce their exposure to the risks of other banks. Correspondent lenders may also reduce or even eliminate federal funds lines for their correspondent customers in difficult economic times. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.
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
We operate in a highly regulated industry and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.
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
All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. Although this development has not meaningfully impacted our interest expense in the current low-rate, high-liquidity environment in which competition among financial institutions for deposits is generally low, competitive pressures in the future require us to pay interest on these demand deposits to attract and retain business customers, in which case our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on our business, financial condition and results of operations.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2013, the fair value of our securities portfolio was approximately $528.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Although it has recently shown signs of improvement, since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels under more favorable economic conditions. Likewise, many local governments have been experiencing certain difficulties, including lower tax revenues, which have impacted their ability to cover costs. Unemployment also generally remains at elevated levels. Under conditions such as those in the past, the financial services industry has been affected by declines in the values of various significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans. While these challenges are generally less severe today than during certain periods in the recent past, their impact continues to be felt, particularly with respect to loan originations.
As a result of these economic conditions, in recent years many lending institutions, including the Bank, have experienced declines in the performance of their loans, including commercial loans, commercial and residential real estate loans and consumer loans, from historical norms. Moreover, competition among depository institutions, particularly for quality loans, has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages remains distressed and may decline further in the future. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including through formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to continue to improve, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects on us and others in the financial services industry noted above.
We have investments in pools of performing and nonperforming loans that generate interest income with yields that may fluctuate considerably.
Although we decided to exit our loan pool participation line of business in 2010, we continue to hold investments in certain loan pools until their balances pay down. As of December 31, 2013, approximately 2% of our earning assets were invested in loan pool participations, and approximately 3% of our gross total revenue for the year ended December 31, 2013 was derived from the loan pool participations. These loan pool participations represent a mixture of performing, subperforming and nonperforming loans. As of December 31, 2013, our loan pool investment of $27.7 million consisted of loans secured by commercial real estate (65.7%), commercial operating (4.7%), single-family residential real estate (13.8%), and other loans (15.8%). The loan pool investment is a “nontraditional” activity that has, historically, provided us and our predecessor entities with a higher return than typical loans and investment securities, albeit with a higher level of risk as well. The return on investment in loan pool participations and the effect on profitability can be unpredictable due to fluctuations in the balance of loan pool participations and collections from borrowers by the loan pool servicer. Loan pool balances can be affected by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower’s financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, could affect our return on loan pool investments.
Although we did not seek to purchase consumer or consumer real estate loans characterized as subprime or Alt-A credits, because the purchases of these assets were on a pool basis, we have acquired some subprime loans as characterized by borrowers or guarantors having FICO scores below 640. Consumer-based paper makes up approximately 9.4% of our loan pool investment and, as of December 31, 2013, approximately 0.9% of the basis amount of our loan pool investment represented subprime credit. Because we do not originate the consumer-based loans that may be characterized as Alt-A, and because of the nature of the information provided to us with respect to any Alt-A loans in the loan pool participations, we are not able to verify the basis amount of our loan pool investment that represents Alt-A credit. Loans that are characterized as subprime and, to a lesser extent, Alt-A carry a higher risk of default by the underlying borrowers than other types of loans, which could affect the value of the overall loan pool investment.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.
We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2013, we had $230.7 million of municipal securities, which represented 43.6% of our total securities portfolio. Following the onset of the financial crisis in recent years, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.
The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-09 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which will increase both the amount and quality of capital that financial institutions must hold.
The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC’s authority to raise the premiums we pay for deposit insurance. The legislation allows financial institutions to pay interest on business checking accounts, contains provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties) and establishes the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-

equity loans and credit cards. Moreover, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly traded companies.
In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions will become subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.
The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and the Basel III Rule, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.
Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we have paid in the past or that we will be able to pay future dividends at all.
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
As of December 31, 2013, we had $15.5 million of junior subordinated debentures held by a statutory business trust that we control. Interest payments on the debentures, which totaled $0.3 million for the year ended December 31, 2013, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.

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
We are subject to changes in accounting principles, policies or guidelines.
Our financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.
From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.
Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
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
Our headquarters and MidWestOne Bank’s main office are located at 102 South Clinton Street, Iowa City, Iowa, and consist of approximately 63,800 square feet. We currently operate 24 additional branches throughout central and east-central Iowa totaling approximately 120,000 square feet. The table below sets forth the locations of the Bank’s branch offices:

802 13th St.	3225 Division St.
Belle Plaine, Iowa	Burlington, Iowa

4510 Prairie Pkwy.	120 W. Center St.
Cedar Falls, Iowa	Conrad, Iowa

110 1st Ave.	101 W. Second St., Suite 100 †
Coralville, Iowa	Davenport, Iowa

2408 W. Burlington	58 East Burlington
Fairfield, Iowa	Fairfield, Iowa

926 Ave. G	509 S. Dubuque St. *†
Ft. Madison, Iowa	Iowa City, Iowa

1906 Keokuk St.	2233 Rochester Ave.
Iowa City, Iowa	Iowa City, Iowa

202 Main St.	10030 Hwy. 149
Melbourne, Iowa	North English, Iowa

465 Hwy. 965 NE, Suite A †	124 South First St.
North Liberty, Iowa	Oskaloosa, Iowa

222 First Ave. East *	116 W. Main St.
Oskaloosa, Iowa	Ottumwa, Iowa

1001 Hwy. 57	700 Main St. †
Parkersburg, Iowa	Pella, Iowa

500 Oskaloosa St.*	112 North Main St.
Pella, Iowa	Sigourney, Iowa

3110 Kimball Ave. †	305 W. Rainbow Dr.
Waterloo, Iowa	West Liberty, Iowa

* Drive up location only.
† Leased office.
In addition to the Bank’s branch offices, our insurance subsidiary leases one property totaling approximately 4,800 square feet at 309 High Avenue East, Oskaloosa, Iowa. In the second quarter of 2012 we completed the sale of our former Home Mortgage Center (“HMC”) office to the University of Iowa for its future building plans. Our HMC operation then relocated to approximately 6,000 square feet of leased space at 509 South Dubuque Street in Iowa City, approximately one block away from our former building. In December 2013 we entered into a contract for the construction of a new HMC next to the current leased space. The estimated cost of design and construction of the building is $16.0 million, with expected completion in 2015. The Bank owns 40 ATMs that are located within the communities served by branch offices. We believe each of our facilities is suitable and adequate to meet our current operational needs.
In August 2013 we entered into a contract for the restoration and remodeling of the building which serves as the main office of the Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that construction will be completed in April 2016.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the NASDAQ Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2012
First Quarter	$19.36	$14.41	$0.085
Second Quarter	22.20	18.76	0.085
Third Quarter	23.25	20.58	0.095
Fourth Quarter	22.50	19.31	0.095

2013
First Quarter	$24.25	$20.80	$0.125
Second Quarter	24.25	23.14	0.125
Third Quarter	28.48	23.40	0.125
Fourth Quarter	29.30	23.50	0.125
As of March 4, 2014, there were 8,471,761 shares of common stock outstanding held by approximately 489 holders of record. Additionally, there are an estimated 1,831 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
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
In 2013 we repurchased a total of 40,713 shares of common stock at a cost of $1.0 million, with $4.0 million remaining in the share repurchase program at December 31, 2013. There were no repurchases of stock in the 4th quarter of 2013.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2013.
MidWestOne Financial Group, Inc.

	At
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
MidWestOne Financial Group, Inc.	100.00	91.99	161.39	158.55	226.56	306.71
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL-Midwestern Banks Index	100.00	84.75	105.24	99.40	119.64	163.80
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2013, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2013. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Summary of Income Data:
Total interest income excluding loan pool participations	$64,048	$67,324	$67,473	$68,350	$71,549
Total interest and discount on loan pool participations	2,046	1,978	1,108	2,631	1,809
Total interest income including loan pool participations	66,094	69,302	68,581	70,981	73,358
Total interest expense	12,132	15,952	19,783	23,116	28,243
Net interest income	53,962	53,350	48,798	47,865	45,115
Provision for loan losses	1,350	2,379	3,350	5,950	7,725
Noninterest income	14,728	19,737	14,707	14,388	8,815
Noninterest expense	42,087	48,960	42,235	43,289	45,579
Income before income tax	25,253	21,748	17,920	13,014	626
Income tax expense (benefit)	6,646	5,214	4,609	3,209	(1,461)
Net income	$18,607	$16,534	$13,311	$9,805	$2,087
Less: Preferred stock dividends and discount accretion	—	—	645	868	779
Net income available to common shareholders	$18,607	$16,534	$12,666	$8,937	$1,308

Per share data:
Net income - basic	$2.19	$1.95	$1.47	$1.04	$0.15
Net income - diluted	2.18	1.94	1.47	1.03	0.15
Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center - diluted	2.18	2.10	1.47	1.03	0.15
Cash dividends declared	0.50	0.36	0.22	0.20	0.30
Book value	20.99	20.51	18.35	18.39	17.69
Net tangible book value	19.95	19.39	17.15	15.27	14.42
Selected financial ratios:
Return on average assets	1.06%	0.96%	0.82%	0.63%	0.14%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	1.06	1.03	0.82	0.63	0.14
Return on average shareholders’ total equity	10.59	9.99	8.42	6.24	1.41
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	10.59	10.77	8.42	6.24	1.41
Return on average common equity	10.59	10.13	8.87	6.93	1.56
Return on average tangible common equity	11.43	10.95	9.50	7.41	1.71
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	11.43	11.78	9.50	7.41	1.71
Dividend payout ratio	22.83	18.46	14.97	19.23	200.00
Total shareholders’ equity to total assets	10.14	9.70	9.23	10.02	9.92
Tangible common equity to tangible assets	9.69	9.22	8.68	8.37	8.16
Tier 1 capital to average assets	10.55	9.65	9.44	10.28	9.92
Tier 1 capital to risk-weighted assets	13.36	12.56	12.19	13.15	12.47
Net interest margin	3.46	3.46	3.34	3.43	3.27
Efficiency ratio	57.23	67.32	62.94	64.44	71.92
Efficiency ratio, exclusive of loss on termination of pension	57.23	58.82	62.94	64.44	71.92
Gross revenue of loan pools to total gross revenue	2.98	2.71	1.74	4.23	3.35
Allowance for bank loan losses to total bank loans	1.49	1.54	1.59	1.62	1.44
Allowance for loan pool losses to total loan pools	7.71	5.65	4.09	3.14	2.51
Non-performing loans to total loans	1.25	1.03	1.84	2.11	1.44
Net loans charged off to average loans	0.10	0.21	0.30	0.50	0.48

	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Selected balance sheet data:
Total assets	$1,755,218	$1,792,819	$1,695,244	$1,581,259	$1,534,783
Total loans net of unearned discount	1,088,412	1,035,284	986,173	938,035	966,998
Allowance for loan losses	16,179	15,957	15,676	15,167	13,957
Loan pool participations, net	25,533	35,650	50,052	65,871	83,052
Total deposits	1,374,942	1,399,733	1,306,642	1,219,328	1,179,868
Federal funds purchased and repurchase agreements	66,665	68,823	57,207	50,194	44,973
Federal Home Loan Bank advances	106,900	120,120	140,014	127,200	130,200
Long-term debt	15,464	15,464	15,464	15,464	15,588
Total shareholders’ equity	178,016	173,932	156,494	158,466	152,208

Values for December 31, 2009, 2010, 2011, and 2012 differ from previously reported amounts due to the previously disclosed prior period accounting correction. See Note 1 “Nature of Business and Significant Accounting Policies” to our consolidated financial statements for additional information related to the correction.

Non-GAAP Presentations:
Certain non-GAAP ratios and amounts are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible common equity, tangible common equity to tangible assets, Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and efficiency ratio, as well as certain of these and other financial metrics excluding the effects of a loss on termination of pension and gain on sale of Home Mortgage Center, as further discussed under Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes these ratios and amounts provide investors with information regarding the Company’s balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

		For the Year Ended December 31,
(dollars in thousands)		2013	2012	2011	2010	2009

Average Tangible Common Equity
Average total shareholders’ equity		$175,666	$165,429	$158,146	$157,190	$147,544
Less:	Average preferred stock	—	—	(8,032)	(15,734)	(14,172)
	Average goodwill and intangibles	(9,073)	(9,785)	(10,613)	(11,760)	(12,833)
Average tangible common equity		$166,593	$155,644	$139,501	$129,696	$120,539
Net Income
Net income available to common shareholders		$18,607	$16,534	$12,666	$8,937	$1,308
Plus:	Intangible amortization, net of tax(1)	431	513	591	679	753
Adjusted net income available to common shareholders		$19,038	$17,047	$13,257	$9,616	$2,061
Plus:	Loss on termination of pension	—	6,088	—	—	—
Less:	Gain on sale of Home Mortgage Center	—	(4,047)	—	—	—
	Net tax effect of above items(2)	—	(755)	—	—	—
Adjusted net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		$19,038	$18,333	$13,257	$9,616	$2,061
Return on Average Tangible Common Equity		11.43%	10.95%	9.50%	7.41%	1.71%
Return on Average Tangible Common Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center		11.43%	11.78%	9.50%	7.41%	1.71%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2009, 2010, 2011, and 2012, and 35% for 2013.
(2) Computed assuming a combined state and federal tax rate of 37% for 2012.
Values for December 31, 2009, 2010, 2011, and 2012 differ from previously reported amounts due to the previously disclosed prior period accounting correction. See Note 1 “Nature of Business and Significant Accounting Policies” to our consolidated financial statements for additional information related to the correction.

		As of or for the Year Ended December 31,
(dollars in thousands, except per share data)		2013	2012	2011	2010	2009

Tangible Common Equity
Total shareholders’ equity		$178,016	$173,932	$156,494	$158,466	$152,208
Less:	Preferred stock	—	—	—	(15,767)	(15,699)
	Goodwill and intangibles	(8,806)	(9,469)	(10,247)	(11,243)	(12,272)
Tangible common equity		$169,210	$164,463	$146,247	$131,456	$124,237
Tangible Assets
Total assets		$1,755,218	$1,792,819	$1,695,244	$1,581,259	$1,534,783
Less:	Goodwill and intangibles	(8,806)	(9,469)	(10,247)	(11,243)	(12,272)
Tangible Assets		$1,746,412	$1,783,350	$1,684,997	$1,570,016	$1,522,511
Common shares outstanding		8,481,799	8,480,488	8,529,530	8,614,790	8,605,333
Tangible Book Value Per Share		$19.95	$19.39	$17.15	$15.27	$14.42
Tangible Common Equity to Tangible Assets		9.69%	9.22%	8.68%	8.37%	8.16%

Tier 1 Capital
Total shareholders’ equity		$178,016	$173,932	$156,494	$158,466	$152,208
Plus:	Long term debt (qualifying restricted core capital)	15,464	15,464	15,464	15,464	15,464
Less:	Net unrealized gains on securities available for sale, net of tax	(1,049)	(11,050)	(5,982)	(822)	(3,828)
	Disallowed goodwill and intangibles	(9,036)	(9,617)	(10,374)	(11,327)	(12,286)
Tier 1 capital		$183,395	$168,729	$155,602	$161,781	$151,558
Average Assets
Quarterly average assets		$1,746,313	$1,757,910	$1,658,738	$1,584,616	$1,549,049
Less:	Disallowed goodwill and intangibles	(9,036)	(9,617)	(10,374)	(11,327)	(12,286)
Average assets		$1,737,277	$1,748,293	$1,648,364	$1,573,289	$1,536,763
Tier 1 Capital to Average Assets		10.56%	9.65%	9.44%	10.28%	9.86%

Risk-weighted assets		$1,372,648	$1,343,194	$1,276,512	$1,230,264	$1,215,240
Tier 1 Capital to Risk-Weighted Assets		13.36%	12.56%	12.19%	13.15%	12.47%

Operating Expense
Total noninterest expense		$42,087	$48,960	$42,235	$43,289	$45,579
Less:	Amortization of intangibles and goodwill impairment	(663)	(778)	(896)	(1,029)	(1,141)
Operating expense		$41,424	$48,182	$41,339	$42,260	$44,438
Less:	Loss on termination of pension	—	(6,088)	—	—	—
Operating expense, exclusive of loss on termination of pension		$41,424	$42,094	$41,339	$42,260	$44,438
Operating Revenue
Tax-equivalent net interest income(1)		$57,720	$56,481	$51,261	$50,227	$47,682
Plus:	Noninterest income	14,728	19,737	14,707	14,388	8,815
	Impairment losses on investment securities	—	345	9	708	6,108
Less:	Gain on sale or call of available for sale securities	65	805	490	453	813
	Gain (loss) on sale of premises and equipment	(3)	4,188	(195)	(709)	8
Operating Revenue		$72,386	$71,570	$65,682	$65,579	$61,784
Efficiency Ratio		57.23%	67.32%	62.94%	64.44%	71.92%
Efficiency Ratio, Exclusive of Loss on Termination of Pension		57.23%	58.82%	62.94%	64.44%	71.92%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2009, 2010, 2011, and 2012, and 35% for 2013.
Values for December 31, 2009, 2010, 2011, and 2012 differ from previously reported amounts due to the previously disclosed prior period accounting correction. See Note 1 “Nature of Business and Significant Accounting Policies” to our consolidated financial statements for additional information related to the correction.

		For the Year Ended December 31,
	(dollars in thousands, except per share data)	2013	2012	2011	2010	2009
	Net Interest Margin Tax Equivalent Adjustment
	Net interest income	$53,962	$53,350	$48,798	$47,865	$45,115
	Plus tax equivalent adjustment:(1)
	Loans	963	827	473	324	418
	Securities	2,795	2,304	1,990	2,038	2,149
	Tax equivalent net interest income(1)	$57,720	$56,481	$51,261	$50,227	$47,682

	Average interest-earning assets	$1,667,251	$1,630,835	$1,536,596	$1,466,265	$1,457,599
	Net Interest Margin	3.46%	3.46%	3.34%	3.43%	3.27%

	Net Income	$18,607	$16,534	$13,311	$9,805	$2,087

	Net Income Available to Common Shareholders	$18,607	$16,534	$12,666	$8,937	$1,308
Plus:	Loss on termination of pension	—	6,088	—	—	—
Less:	Gain on sale of Home Mortgage Center	—	(4,047)	—	—	—
	Net tax effect of above items(2)	—	(755)	—	—	—
	Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	$18,607	$17,820	$13,311	$9,805	$2,087

	Net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	$18,607	$17,820	$12,666	$8,937	$1,308

	Average Assets	$1,756,344	$1,721,792	$1,628,253	$1,559,035	$1,543,307
	Average Equity	$175,666	$165,429	$158,146	$157,190	$147,544
	Diluted average number of shares	8,525,119	8,527,544	8,632,856	8,637,713	8,604,754

	Return on Average Assets	1.06%	0.96%	0.82%	0.63%	0.14%
	Return on Average Assets, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	1.06%	1.03%	0.82%	0.63%	0.14%
	Return on Average Equity	10.59%	9.99%	8.42%	6.24%	1.41%
	Return on Average Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	10.59%	10.77%	8.42%	6.24%	1.41%
	Earnings Per Common Share-Diluted	$2.18	$1.94	$1.47	$1.03	$0.15
	Earnings Per Common Share-Diluted, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	$2.18	$2.10	$1.47	$1.03	$0.15
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2009, 2010, 2011, and 2012, and 35% for 2013.
(2) Computed assuming a combined state and federal tax rate of 37% for 2012.
Values for December 31, 2009, 2010, 2011, and 2012 differ from previously reported amounts due to the previously disclosed prior period accounting correction. See Note 1 “Nature of Business and Significant Accounting Policies” to our consolidated financial statements for additional information related to the correction.

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
MidWestOne Bank operates a total of 25 branch locations, plus its specialized Home Mortgage Center, in 15 counties throughout central and east-central Iowa. It provides full service retail banking in the communities in which its branch offices are located and also offers trust and investment management services.

We reported record earnings in 2013 for the third consecutive year. Company net income for the year ended December 31, 2013 was $18.6 million, which represents a $2.1 million, or 12.5%, increase compared to $16.5 million of net income for the year ended December 31, 2012. Diluted earnings per share for 2013 were $2.18 per share, 12.4% higher than the $1.94 recorded for 2012. Return on assets (“ROA”) and return on tangible common equity (“ROTCE”) for the full year of 2013 of 1.06% and 11.43%, respectively, increased from 0.96% and 10.95%, respectively, for 2012. In the second quarter of 2012, we realized a $4.0 million gain on the sale of our Home Mortgage Center and a $6.1 million loss on the termination of our defined benefit pension plan. Excluding the effect of these two large non-recurring items that produced an after-tax net loss of $1.3 million, the ROA was 1.03% and the ROTCE was 11.78% for 2012.
In looking at the year-over-year trends, assets declined slightly during 2013 from $1.79 billion at December 31, 2012 to $1.76 billion at December 31, 2013. Deposits declined by 1.8% during this period to $1.37 billion. Total bank loans registered an increase of $53.1 million, or 5.1%, in the year-over-year comparisons. This loan growth, combined with the Company’s ability to maintain a stable net interest margin of 3.46% in 2013 resulted in a modest increase in net interest income during the year of $612,000. Deposit competition in our geographic footprint continues, with a number of aggressive credit unions offering well above market deposit rates.
The highlight of the noninterest income category was our Wealth Management Division. The Bank’s Trust Department and Investment Services Department posted solid revenue and net income gains. Wealth Management, in its entirety, posted a 7.0% revenue gain for 2013. The combined assets under management of our Trust and Investment Services departments totaled $738.0 million at year-end 2013. Not surprisingly, with the slowdown in mortgage refinancing, mortgage origination and loan servicing fees showed a decline in the year-over-year comparative periods. These fees totaled $3.2 million in 2013 compared to $3.6 million in 2012. Maintaining revenue momentum in non-interest income will be a challenge in 2014, primarily due to the cyclical nature of mortgage origination fees. We believe this will be not only a challenge for MidWestOne but for most community banks, large and small.
Our expense management continues to be disciplined. Noninterest expense for the Company in 2013 was $785,000 or 1.8% less than in 2012, after adjusting for the large one-time pension termination expense incurred in 2012. We regard this as strong performance and that is reflected in the Company’s efficiency ratio of 57.23% for 2013. Further, the efficiency ratio of MidWestOne Bank was 54.34% for 2013. These numbers compare favorably within our peer group of similar-sized banks.
Asset quality continues to be strong, though nonperforming assets rose slightly from year-end 2012 to 2013, due primarily to an increase in troubled debt restructures. Nonperforming bank loans increased from $10.7 million, or 1.03% of total bank loans, at December 31, 2012, to $13.6 million, or 1.27% of total bank loans, at December 31, 2013. As of December 31, 2013, the allowance for bank loan losses was $16.2 million, or 1.49% of total bank loans, compared with $16.0 million, or 1.54% of total bank loans, at December 31, 2012. The allowance for loan losses represented 117.44% of nonperforming bank loans at December 31, 2013, compared with 149.77% of nonperforming bank loans at December 31, 2012. The Company had net bank loan charge-offs of $1.1 million in full-year 2013, or an annualized 0.11% of average bank loans outstanding, compared to net charge-offs of $2.1 million, or an annualized 0.21% of average bank loans outstanding, for 2012. The Company continues to exhibit strong asset quality metrics.
We have been in the loan pool participations business since 1988. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that were purchased from various non-affiliated banking organizations and are serviced by a third party. The pools registered improved performance in 2013 with an “all-in” yield of 6.27% versus 4.44% in 2012. We continue to exit this line of business and the balance of the loan pools, net, was $25.5 million at year-end 2013, which represented 1.45% of the Company’s total assets.
The Company’s capital position remains solid. Tangible common equity of 9.69% continues to compare favorably within our peer group of similar-sized companies. Our long term goal is to maintain ROTCE in the 8.00% to 8.50% range. We believe our capital structure positions us very well as our industry consolidates in the next few years. In consideration of our strong capital position and strong 2013 earnings, on January 21, 2014, our Board of Directors declared a dividend of $0.145, payable March 17, 2014 to shareholders of record as of March 1, 2014, representing a 16% increase from dividends declared in recent quarters. This is a reflection of our confidence in a strong future for the Company.

Critical Accounting Estimates
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, participation interests in loan pools, intangible assets, and fair value of available for sale investment securities.

Allowance for Loan Losses
The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of December 31, 2013, was adequate to absorb probable losses in the existing portfolio.
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
Intangible Assets
Intangible assets arise from purchase business combinations. As a general matter, intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. The intangible assets reflected on our financial statements are deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization, when required by the accounting standards, of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
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

Results of Operations - Three-Year Period Ended December 31, 2013

Summary

Our consolidated net income for the year ended December 31, 2013 was $18.6 million, or $2.18 per fully-diluted share, compared to net income of $16.5 million, or $1.94 per fully-diluted share, for the year ended December 31, 2012. The increase in consolidated net income was due primarily to an increase in net interest income, after provision for loan losses, of $1.6 million. We also experienced a decrease in noninterest expense to $42.1 million for the year ended December 31, 2013 from $49.0 million for 2012, mainly due to the $6.1 million loss related to the termination and liquidation of the Company's defined benefit pension plan in the second quarter of 2012, recorded in salaries and employee benefits expense. Absent that event, noninterest expense for the period decreased $0.8 million, or 1.83%. Finally, noninterest income decreased $5.0 million, mainly due to the $4.0 million gain on the sale of the Home Mortgage Center location realized during the second quarter of 2012. Absent this gain, the decrease in noninterest income for the period was $1.0 million, which was primarily due to a $0.7 million decrease in gain on sale of available for sale securities to $0.1 million, compared with $0.8 million in 2012.
The consolidated net income and net income available to common shareholders for the year ended December 31, 2012 was $16.5 million, or $1.94 per fully-diluted share, compared to net income of $13.3 million and net income available to common shareholders of $12.7 million, or $1.47 per fully-diluted share, for the year ended December 31, 2011. The increase in consolidated net income was due primarily to an increase in net interest income, after provision for loan losses, of $5.5 million. We also experienced an increase in noninterest income of $5.0 million, mainly due to the $4.0 million gain on the sale of the Home Mortgage Center location realized during the second quarter of 2012. Absent this gain, the increase in noninterest income for the period was $1.0 million, which was primarily due to a $0.9 million increase in mortgage origination and loan servicing fees to $3.6 million, compared with $2.7 million in 2011. Finally, noninterest expense increased to $49.0 million for the year ended December 31, 2012 from $42.2 million for 2011, mainly due to the $6.1 million loss related to the termination and liquidation of the Company's defined benefit pension plan in the second quarter of 2012, recorded in salaries and employee benefits expense. Absent that event, noninterest expense for the period increased $0.6 million, or 1.5%.
We ended 2013 with an allowance for loan losses of $16.2 million, which represented 117.4% coverage of our nonperforming bank loans (excluding loan pool participations) at December 31, 2013 as compared to 149.8% coverage of our nonperforming bank loans at December 31, 2012 and 86.6% at December 31, 2011. Nonperforming loans totaled $13.8 million as of December 31, 2013 compared with $10.7 million and $18.1 million at December 31, 2012 and December 31, 2011, respectively. For the year ended December 31, 2013, the provision for loan losses decreased to $1.4 million from $2.4 million for 2012, which had decreased from $3.4 million for 2011.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2013, under regulatory standards, MidWestOne Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	12/31/2013	12/31/2012	12/31/2011
Return on average assets	1.06%	0.96%	0.82%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	1.06	1.03	0.82
Return on average shareholders' total equity	10.59	9.99	8.42
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	10.59	10.77	8.42
Return on average common equity	10.59	10.13	8.87
Return on average tangible common equity	11.43	10.95	9.50
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	11.43	11.78	9.50
Dividend payout ratio	22.83	18.46	14.97
Average equity to average assets	10.00	9.75	9.71
Equity to assets ratio (at period end)	10.14	9.70	9.23
Values for December 31, 2009, 2010, 2011, and 2012 differ from previously reported amounts due to the previously disclosed prior period accounting correction. See Note 1 “Nature of Business and Significant Accounting Policies” to our consolidated financial statements for additional information related to the correction.

For information on the calculation of certain non-GAAP measures please see pages 32 to 34.

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
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 34% for 2011 and 2012, and 35% for 2013. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates/yields for the periods, or as of the dates, shown. Average information is provided on a daily average basis.

	Year ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,059,356	$49,791	4.70%	$1,001,259	$52,182	5.21%	$953,392	$52,636	5.52%
Loan pool participations (4)	32,648	2,046	6.27	44,507	1,978	4.44	59,972	1,108	1.85
Investment securities:
Taxable investments	407,739	9,905	2.43	408,600	10,836	2.65	382,064	10,934	2.86
Tax exempt investments (2)	160,779	8,093	5.03	154,289	7,382	4.78	125,402	6,329	5.05
Total investment securities	568,518	17,998	3.17	562,889	18,218	3.24	507,466	17,263	3.40
Federal funds sold and interest-bearing balances	6,729	17	0.25	22,180	55	0.25	15,766	37	0.23
Total earning assets	$1,667,251	$69,852	4.19%	$1,630,835	$72,433	4.44%	$1,536,596	$71,044	4.62%
Noninterest-earning assets:
Cash and due from banks	20,790			21,854			19,413
Premises and equipment	26,226			25,544			25,886
Allowance for loan losses	(18,598)			(18,078)			(17,878)
Other assets	60,675			61,637			64,236
Total assets	$1,756,344			$1,721,792			$1,628,253
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$677,757	$2,502	0.37%	$604,788	$3,150	0.52%	$544,605	$4,091	0.75%
Certificates of deposit	477,537	6,453	1.35	559,847	8,814	1.57	569,067	11,231	1.97
Total deposits	1,155,294	8,955	0.78	1,164,635	11,964	1.03	1,113,672	15,322	1.38
Federal funds purchased and repurchase agreements	63,604	166	0.26	56,716	204	0.36	48,410	272	0.56
Federal Home Loan Bank borrowings	128,567	2,686	2.09	132,786	3,094	2.33	131,306	3,494	2.66
Long-term debt and other	16,002	325	2.03	16,095	690	4.29	16,200	695	4.29
Total borrowed funds	208,173	3,177	1.53	205,597	3,988	1.94	195,916	4,461	2.28
Total interest-bearing liabilities	$1,363,467	$12,132	0.89%	$1,370,232	$15,952	1.16%	$1,309,588	$19,783	1.51%
Net interest spread (2)			3.30%			3.28%			3.11%
Noninterest-bearing liabilities
Demand deposits	$204,185			$170,841			$149,033
Other liabilities	13,026			15,290			11,486
Shareholders’ equity	175,666			165,429			158,146
Total liabilities and shareholders’ equity	$1,756,344			$1,721,792			$1,628,253
Interest income/earning assets (2)	$1,667,251	$69,852	4.19%	$1,630,835	$72,433	4.44%	$1,536,596	$71,044	4.62%
Interest expense/earning assets	$1,667,251	$12,132	0.73%	$1,630,835	$15,952	0.98%	$1,536,596	$19,783	1.29%
Net interest income/margin (2)(5)		$57,720	3.46%		$56,481	3.46%		$51,261	3.34%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$963			$827			$473
Securities		2,795			2,304			1,990
Total tax equivalent adjustment		3,758			3,131			2,463
Net Interest Income		$53,962			$53,350			$48,798

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2011 and 2012, and 35% for 2013.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Years Ended December 31, 2013, 2012, and 2011
	Year 2013 to 2012 Change due to			Year 2012 to 2011 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$2,917	$(5,308)	$(2,391)	$2,573	$(3,027)	$(454)
Loan pool participations	(612)	680	68	(348)	1,218	870
Investment securities:
Taxable investments	(23)	(908)	(931)	732	(830)	(98)
Tax exempt investments (tax equivalent)	318	393	711	1,396	(343)	1,053
Total investment securities	295	(515)	(220)	2,128	(1,173)	955
Federal funds sold and interest-bearing balances	(39)	1	(38)	16	2	18
Change in interest income	2,561	(5,142)	(2,581)	4,369	(2,980)	1,389
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	348	(996)	(648)	415	(1,356)	(941)
Certificates of deposit	(1,202)	(1,159)	(2,361)	(179)	(2,238)	(2,417)
Total deposits	(854)	(2,155)	(3,009)	236	(3,594)	(3,358)
Federal funds purchased and repurchase agreements	23	(61)	(38)	41	(109)	(68)
Federal Home Loan Bank borrowings	(96)	(312)	(408)	39	(439)	(400)
Other long-term debt	(4)	(361)	(365)	(5)	—	(5)
Total borrowed funds	(77)	(734)	(811)	75	(548)	(473)
Change in interest expense	(931)	(2,889)	(3,820)	311	(4,142)	(3,831)
Increase (decrease) in net interest income	$3,492	$(2,253)	$1,239	$4,058	$1,162	$5,220
Percentage increase in net interest income over prior period			2.2%			10.2%

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets increased $36.4 million, or 2.2%, to $1.7 billion in 2013 as compared to $1.6 billion in 2012. Average earning assets in 2012 increased by $94.2 million, or 6.1%, from 2011. The growth in the average balance of earning assets in 2013 was due primarily to an increase in average loans outstanding of $58.1 million, or 5.8%, and an increase in our portfolio of investment securities of $5.6 million, or 1.0%, somewhat offset by decreases in federal funds sold and interest-bearing balances and loan pool participation balances. Growth in the average balance of earning assets in 2012 was due primarily to an increase in our portfolio of investment securities of $55.4 million, or 10.9%, and an increase in average loans outstanding of $47.9 million, or 5.0%, somewhat offset by decreases in loan pool participation balances. Interest-bearing liabilities averaged $1.4 billion for the year ended December 31, 2013, a decrease of $6.8 million, or 0.5%, from the average balance for the year ended December 31, 2012. A decrease in deposits of $9.3 million, partially offset by an increase in borrowed funds of $2.6 million during 2013 accounted for the decrease in average interest-bearing liabilities. Interest-bearing liabilities averaged $1.4 billion for the year ended December 31, 2012, an increase of $60.6 million, or 4.6%, from the average balance for the year ended December 31, 2011. An increase in deposits of $51.0 million plus an increase in borrowed funds of $9.7 million during 2012 accounted for the increase in average interest-bearing liabilities from December 31, 2011.
Interest income, on a tax-equivalent basis, decreased $2.6 million, or 3.6%, to $69.9 million in 2013 from $72.4 million in 2012. Tax equivalent interest income in 2012 increased $1.4 million, or 2.0%, to $72.4 million from $71.0 million in 2011. Interest income declined in 2013 due primarily to lower yields in loans and investment securities, and despite higher volumes. In 2012, interest income rose due primarily to higher volumes in loans and investment securities, and despite lower yields. Our yield on average earning assets was 4.19% in 2013 compared to 4.44% in 2012 and 4.62% in 2011. These declines were due to the historically lower rate environment resulting from the interest rate policy being pursued by the Federal Reserve in response to current economic conditions.

Interest expense decreased during 2013 by $3.8 million, or 23.9%, to $12.1 million from $16.0 million in 2012. Interest expense in 2012 decreased by $3.8 million, or 19.4%, from 2011. The decrease in interest expense during 2013 compared to 2012 was due to the continued low interest rate environment coupled with lower volumes of interest-bearing liabilities. The decline experienced during 2012 compared to 2011 was due to the continued low interest rate environment, and its effect on new liabilities and those repricing during the year. The average rate paid on interest-bearing liabilities was 0.89% in 2013 compared to 1.16% in 2012 and 1.51% in 2011.
Net interest income, on a tax-equivalent basis, increased 2.2% in 2013 to $57.7 million from $56.5 million in 2012. The lower rates paid on all categories of interest-bearing liabilities combined with their lower volumes, more than offset the lower yields on earning assets during 2013. Tax-equivalent net interest income in 2012 increased by $5.2 million, or 10.2%, from 2011. Net interest margin, which is our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, was unchanged at 3.46% during 2013 compared to 3.46% in 2012, and was 3.34% in 2011. The net interest spread, also on a tax-equivalent basis, was 3.30% in 2013 compared to 3.28% in 2012 and 3.11% in 2011.
Net interest income increased in 2013 as compared to 2012 due primarily to the decrease in interest paid on interest-bearing liabilities which more than offset the decrease in interest received on interest-earning assets. The increased net interest income for 2012 as compared to 2011 was due primarily to the decrease in interest paid on interest-bearing liabilities combined with the increase in interest received on interest-earning assets. This is partially due to the presence of interest rate floors in portions of our loan portfolio, and the higher volume of loans and investment securities. The average balance sheets reflect a competitive marketplace on both the interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2014, with interest rates at generational lows.
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
Our provision for loan losses was $1.4 million during 2013 compared to $2.4 million in 2012 and $3.4 million in 2011. The decrease in provision expense during 2013 was reflective of management’s belief that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of December 31, 2013. During 2013, we added to the allowance for loan losses by maintaining a provision for loan losses that was somewhat greater than our net charge-off activity. The higher level of provision expense during 2011 and 2012 than in 2013, was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. During 2011 and 2012, our additions to the allowance for loan losses were also greater than our net charge-off activity. The reduction since 2011 in the level of provision expense is indicative of our belief that weak credits have been identified and adequately provided for. See further discussion of the nonperforming loans, under the Nonperforming Assets section.

Noninterest Income

	For the Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$5,345	$4,995	$350	7.0%	$4,995	$4,537	$458	10.1%
Service charges and fees on deposit accounts	2,980	3,247	(267)	(8.2)	3,247	3,702	(455)	(12.3)
Mortgage origination and loan servicing fees	3,209	3,578	(369)	(10.3)	3,578	2,691	887	33.0
Other service charges, commissions and fees	2,210	2,316	(106)	(4.6)	2,316	2,540	(224)	(8.8)
Bank-owned life insurance income	922	953	(31)	(3.3)	953	951	2	0.2
Impairment losses on investment securities	—	(345)	345	NM	(345)	(9)	(336)	NM
Gain on sale of available for sale securities	65	805	(740)	(91.9)	805	490	315	64.3
Gain (loss) on sale of premises and equipment	(3)	4,188	(4,191)	NM	4,188	(195)	4,383	NM
Total noninterest income	$14,728	$19,737	$(5,009)	(25.4)%	$19,737	$14,707	$5,030	34.2%
Noninterest income as a % of total revenue*	21.4%	22.0%			22.0%	22.8%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on sales of securities and premises and equipment and impairment of investment securities.

Total noninterest income declined to $14.7 million, a decrease of $5.0 million, or 25.4%, from $19.7 million in 2012. The primary reason for this decrease was the $4.0 million gain on the sale of the Home Mortgage Center location realized during the second quarter of 2012. Absent this gain, the decrease in noninterest income from 2012 to 2013 was $1.0 million, or 6.1%. Net gains on the sale of available for sale securities for the year ended December 31, 2013 decreased $0.7 million to $0.1 million, from $0.8 million for 2012. Mortgage origination and loan servicing fees declined to $3.2 million from $3.6 million in the year ended December 31, 2012, mainly due to a lower level of origination of loans sold on the secondary market, as refinancing activity slowed. We also experienced a decline in service charges and fees on deposit accounts of $0.3 million, primarily due to lower NSF check fees resulting from lower volume, a trend we expect to continue.

These decreases were partially offset by an increase in trust, investment, and insurance fees to $5.3 million for the year ended December 31, 2013, an improvement of $0.3 million, or 7.0%, from $5.0 million for the same period of 2012. This increase was primarily attributable to increased trust department and investment center fee income. The absence of impairment losses on investment securities in 2013 had a comparative beneficial impact of $0.3 million. Management’s strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income before gains or losses on sales of securities available for sale and premises and equipment) over time. In 2013, noninterest income comprised 21.4% of total revenues, compared with 22.0% for 2012 and 22.8% for 2011. We expect that increased management focus on growing our insurance agency revenues and increasing the rate of growth in our Trust and Investment Services revenues will gradually reverse this decline going forward, even as mortgage origination and loan servicing fees decline.
The increase in noninterest income for 2012 compared to 2011 was primarily due to the $4.0 million gain on the sale of the Home Mortgage Center location realized during the second quarter of 2012. Absent this gain, the increase in noninterest income for the period was $1.0 million, or 6.6%. Mortgage origination and loan servicing fees increased by $0.9 million, or 33.0%, to $3.6 million for 2012, compared to $2.7 million for 2011, due primarily to increased gains realized on a higher volume of loans originated and sold on the secondary market during 2012 compared to 2011. Trust, investment, and insurance fees increased $0.5 million, or 10.1%, to $5.0 million for 2012, compared with $4.5 million for 2011, due to management concentration on income growth in these areas. These increases were partially offset by decreased service charges and fees on deposit accounts of $3.2 million for the year ended December 31, 2012, a decline of $0.5 million, or 12.3%, from $3.7 million for 2011. This decline was primarily attributable to lower NSF fees being received between the comparable periods. Impairment losses on investment securities of $0.3 million in 2012 reduced noninterest income compared to 2011. We also experienced a decline in other service charges, commissions and fees to $2.3 million in 2012, down $0.2 million from $2.5 million in 2011.

Noninterest Expense

	For the Year Ended December 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$24,596	$30,684	$(6,088)	(19.8)%	$30,684	$23,194	$7,490	32.3%
Net occupancy and equipment expense	6,356	6,246	110	1.8	6,246	6,537	(291)	(4.5)
Professional fees	2,622	2,758	(136)	(4.9)	2,758	2,825	(67)	(2.4)
Data processing expense	1,452	1,679	(227)	(13.5)	1,679	1,670	9	0.5
FDIC insurance expense	1,066	1,224	(158)	(12.9)	1,224	1,612	(388)	(24.1)
Amortization of intangible assets	663	778	(115)	(14.8)	778	896	(118)	(13.2)
Other operating expense	5,332	5,591	(259)	(4.6)	5,591	5,501	90	1.6
Total noninterest expense	$42,087	$48,960	$(6,873)	(14.0)%	$48,960	$42,235	$6,725	15.9%
In 2013 noninterest expense decreased $6.9 million, or 14.0%, primarily due to the $6.1 million loss related to the termination and liquidation of the Company's defined benefit pension plan in the second quarter of 2012, recorded in salaries and employee benefits expense. Absent that event, noninterest expense for the year ended December 31, 2013 decreased $0.8 million, or 1.8%. Excluding the pension loss, salaries and employee benefits were flat compared to 2012. Full-time equivalent employee levels were 376, 390 and 383 at December 31, 2013, 2012 and 2011, respectively. With the exception of a small increase in net occupancy and equipment expense, all other noninterest expense categories experienced a decline for the year ended December 31, 2013, compared with 2012, largely as a result of management’s expense control measures.
Noninterest expense increased $6.7 million, or 15.9% in 2012 compared to 2011, primarily due to the $6.1 million loss related to the termination and liquidation of the Company's defined benefit pension plan in the second quarter of 2012, recorded in salaries and employee benefits expense. Absent that event, noninterest expense for 2012 increased $0.6 million, or 1.5%. Excluding the pension loss, salaries and employee benefits increased $1.4 million, or 6.0%, primarily due to annual salary and benefit rate increases for employees that were effective at the beginning of 2012.This increase was partially offset by a decrease in FDIC insurance expense of $0.4 million, or 24.1%, to $1.2 million for the year of 2012, compared with $1.6 million for 2011. Net occupancy and equipment also experienced a decline of $0.3 million, or 4.5%, to $6.2 million for 2012, compared with $6.5 million for 2011, due to management’s continued efficiency efforts. Professional fees were virtually unchanged for 2012 compared to 2011, as were data processing expenses, and other operating expenses.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.3% for 2013 compared with 24.0% for 2012. The higher effective rate in 2013 was primarily due to changes in the levels of taxable income and realization of a $0.2 million tax benefit from the partial release of a valuation allowance on capital losses during the second quarter of 2012, and an increase in our applicable federal tax rate from 34% in 2012 to 35% in 2013. Income tax expense increased by $1.4 million to $6.6 million in 2013 compared to tax expense of $5.2 million for 2012 due primarily to increased taxable income.
Income taxes increased by $0.6 million for 2012 compared with 2011 due to increased taxable income and the relative amount of income from our investments in tax-favored securities and bank-owned life insurance. Our consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income. The effective income tax rate as a percentage of income before tax was 24.0% for 2012, compared with 25.7% for 2011.

Financial Condition - December 31, 2013 and 2012
Summary
Our total assets decreased $37.6 million, or 2.1%, to $1.76 billion as of December 31, 2013 from $1.79 billion as of December 31, 2012. This decline resulted primarily from decreased investment in securities of $59.0 million, and a decrease in cash and cash equivalents of $22.3 million. Loan pool participations, net, were $25.5 million at December 31, 2013 compared to $35.7 million at December 31, 2012, a decrease of $10.2 million, or 28.4%, due to loan charge-offs and normal loan repayments. As previously discussed, we intend to exit this line of business as current balances pay down and concentrate on our core community banking business. Deferred income taxes increased reflecting the market value change of our portfolio of investment securities available for sale, and other assets decreased due primarily to the $4.0 million reduction in prepaid FDIC insurance. Our loan-to-deposit ratio, including loan pool participations, increased to 81.2% at year-end 2013 compared to 76.7% at year-end 2012, with our target range being between 80% and 90%. The rise in this ratio is reflective of our success in obtaining quality loan growth in our local markets, and depositors choosing other savings and investing alternatives aside from the our deposit account products.
Total liabilities decreased by $41.7 million from December 31, 2012 to December 31, 2013. Our deposits decreased $24.8 million, or 1.8%, to $1.37 billion as of December 31, 2013 from $1.40 billion at December 31, 2012. The decrease in deposits was concentrated in certificate of deposit accounts, due to the low interest rates being paid on time deposits. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program decreased by $9.6 million in 2013 to $12.9 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (“ICS”) program increased by $15.2 million to $35.9 million. We have an internal policy limit on brokered deposits of not more than 10% of our total assets. At December 31, 2013 brokered deposits were 2.8% of our total assets. FHLB borrowings were $106.9 million at December 31, 2013 compared to $120.1 million at December 31, 2012, a decrease of $13.2 million, or 11.0%.
Shareholders’ equity increased by $4.1 million, primarily due to 2013 net income of $18.6 million, partially offset by a decrease in accumulated other comprehensive income of $10.0 million, reflecting the market value change of our portfolio of investment securities available for sale, and the payment of $4.3 million in cash dividends to common shareholders.

	December 31,	December 31,
	2013	2012	$ Change	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$498,561	$557,541	$(58,980)	(10.6)%
Investment securities held to maturity	32,625	32,669	(44)	(0.1)
Net loans	1,072,233	1,019,327	52,906	5.2
Loan pool participations, net	25,533	35,650	(10,117)	(28.4)
Total Assets	$1,755,218	$1,792,819	$(37,601)	(2.1)%
Liabilities
Deposits:
Noninterest bearing	$222,359	$190,491	$31,868	16.7%
Interest bearing	1,152,583	1,209,242	(56,659)	(4.7)
Total deposits	1,374,942	1,399,733	(24,791)	(1.8)
Federal Home Loan Bank borrowings	106,900	120,120	(13,220)	(11.0)
Total liabilities	$1,577,202	$1,618,887	$(41,685)	(2.6)%
Shareholders’ equity	$178,016	$173,932	$4,084	2.3%

Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Investment securities serve as a source of liquidity, and the size of the portfolio varies along with fluctuations in levels of deposits and loans. Our investment securities portfolio totaled $531.2 million at December 31, 2013 compared to $590.2 million at December 31, 2012. The decrease was due primarily to our need for liquidity as loan balances increased and deposits decreased during 2013. Our loan activity is discussed more fully in the Loans section and loan pool participation activity is discussed in the Loan Pool Participations section, while our deposits held are discussed more fully in the Deposits section.
Securities available for sale are carried at fair value. As of December 31, 2013, the fair value of our securities available for sale was $498.6 million and the amortized cost was $496.9 million. There were $9.8 million of gross unrealized gains and $8.1 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized gain of $1.7 million. The after-tax effect of this unrealized gain has been included in shareholders’ equity. The ratio of the fair value as a percentage of amortized cost declined compared to December 31, 2012, due to the rise in interest rates during 2013.
U.S. government and agency securities as a percentage of total securities decreased to 8.5% at December 31, 2013, from 11.8% at December 31, 2012, while obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities increased to 43.6% at December 31, 2013, from 40.2% at December 31, 2012. Investments in mortgage-backed and related securities decreased to 41.2% of total securities at December 31, 2013, as compared to 42.9% of total securities at December 31, 2012. As of December 31, 2013 and 2012, the Company’s mortgage-backed and related securities portfolio consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, FNMA and GNMA. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.

We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows and prepayment risk, as well as the liquidity position and the interest rate risk profile of the Bank.
Our investment portfolio includes an investment in collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. These six securities had an original cost of $9.8 million, but, due to several impairment charges recognized between 2008 and 2012, the book value of these securities at December 31, 2013, had been reduced to $2.1 million. Two of the securities have been written down to a value of zero, and a third was being liquidated by the investment’s trustee as of December 31, 2013, and we have established a receivable which reflects our expected cash payment. The remaining three having an average book value of 42.2% of their original face value. The market for these securities at December 31, 2013 was considered to be inactive and markets for similar securities are also not active. The valuation of these securities involves an assessment of the financial strength of the individual institutions that comprise the collateral for the bonds. Future default probabilities are assigned based on these measurements of financial strength. Other factors in the valuation include contractual terms of the cash flow waterfall (for both interest and principal), collateralization testing and events of default/liquidation. Based on our cash flow analysis, we have determined that not all contractual cash flows will be received; however, no additional other-than-temporary impairment charges were recorded during 2013. On January 27, 2014, we sold our remaining five collateralized debt obligation investment securities for a net gain on sale of $0.8 million.
The composition of securities available for sale was as follows:

	December 31,
	2013	2012	2011
(dollars in thousands)
Securities available for sale
U.S. Government agency securities and corporations	$44,939	$69,783	$56,981
States and political subdivisions	210,796	218,019	219,261
Mortgage-backed securities	39,285	59,259	100,740
Collateralized mortgage obligations	169,223	183,859	144,062
Collateralized debt obligations	1,317	755	806
Corporate debt securities	29,944	24,185	10,799
Other securities	3,057	1,681	1,431
Fair value of securities available for sale	$498,561	$557,541	$534,080
Amortized cost	$496,892	$539,887	$517,358
Fair value as a percentage of amortized cost	100.34%	103.27%	103.23%

Securities held to maturity are carried at amortized cost. As of December 31, 2013, the amortized cost of these securities was $32.6 million and the fair value was $30.2 million.
The composition of securities held to maturity was as follows:

	December 31,
	2013	2012	2011
(dollars in thousands)
Securities held to maturity
States and political subdivisions	$19,888	$19,278	$1,119
Mortgage-backed securities	28	43	46
Collateralized mortgage obligations	9,447	10,090	—
Corporate debt securities	3,262	3,258	871
Amortized cost	$32,625	$32,669	$2,036
Fair value of securities held to maturity	$30,191	$32,920	$2,042
Fair value as a percentage of amortized cost	92.54%	100.77%	100.29%
See Note 2. “Investment Securities,’’ and Note 18. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements for additional information related to the investment portfolio.

The maturities, carrying values and weighted average yields of debt securities as of December 31, 2013 were:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Government agency securities and corporations	$2,081	4.40%	$33,336	1.57%	$9,522	1.58%	$—	—%
States and political subdivisions (2)	12,878	5.12	52,376	5.02	88,355	4.95	57,187	4.99
Mortgage-backed securities	—	—	1,454	4.76	25,189	2.97	12,642	4.01
Collateralized mortgage obligations	—	—	2,292	2.14	11,259	1.72	155,672	2.22
Collateralized debt obligations	—	—	—	—	—	—	1,317	1.49
Corporate debt securities	—	—	22,694	1.99	7,250	1.67	—	—
Total debt securities available for sale	$14,959	5.02%	$112,152	3.32%	$141,575	3.95%	$226,818	3.01%

Securities held to maturity: (1)
U.S. Government agency securities and corporations	$—	—%	$—	—%	$—	—%	$—	—%
States and political subdivisions (2)	185	4.01	187	4.41	7,517	5.24	10,673	5.56
Mortgage-backed securities	—	—	—	—	—	—	31	6.00
Collateralized mortgage obligations	—	—	—	—	—	—	8,613	1.81
Corporate debt securities	—	—	2,335	1.26	—	—	650	2.40
Total debt securities held to maturity	$185	4.01%	$2,522	1.49%	$7,517	5.24%	$19,967	3.84%
Total debt investment securities	$15,144	5.01%	$114,674	3.28%	$149,092	4.02%	$246,785	3.08%
(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 35% (the applicable federal income tax rate as of December 31, 2013)
As of December 31, 2013, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.

Loans (Excluding Loan Pool Participations)
The composition of loans (before deducting the allowance for loan losses), was as follows:

	As of December 31,
	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$97,167	8.9%	$84,726	8.2%	$89,298	9.1%	$84,590	9.0%	$92,727	9.6%
Commercial and industrial	262,368	24.1	237,193	22.9	239,990	24.3	211,334	22.5	218,344	22.6
Credit cards	1,028	0.1	1,001	0.1	934	0.1	655	0.1	628	—
Overdrafts	537	0.1	759	0.1	885	0.1	491	0.1	643	—
Commercial real estate:
Construction & development	72,589	6.6	86,794	8.4	73,258	7.4	73,315	7.8	79,437	8.2
Farmland	85,475	7.9	81,063	7.8	74,454	7.6	76,345	8.1	88,747	9.2
Multifamily	55,443	5.1	47,758	4.6	34,719	3.5	33,451	3.6	32,455	3.4
Commercial real estate-other	220,917	20.3	224,369	21.7	213,608	21.7	210,131	22.4	196,025	20.3
Total commercial real estate	434,424	39.9	439,984	42.5	396,039	40.2	393,242	41.9	396,664	41.1
Residential real estate:
One- to four- family first liens	220,668	20.3	197,742	19.1	175,429	17.8	156,882	16.7	161,065	16.7
One- to four- family junior liens	53,458	4.9	55,134	5.3	63,419	6.4	69,112	7.4	73,665	7.6
Total residential real estate	274,126	25.2	252,876	24.4	238,848	24.2	225,994	24.1	234,730	24.3
Consumer	18,762	1.7	18,745	1.8	20,179	2.0	21,729	2.3	23,262	2.4
Total loans	$1,088,412	100.0%	$1,035,284	100.0%	$986,173	100.0%	$938,035	100.0%	$966,998	100.0%
Total assets	$1,755,218		$1,792,819		$1,695,244		$1,581,259		$1,534,783
Loans to total assets		62.0%		57.7%		58.2%		59.3%		63.0%
Our loan portfolio, before allowance for loan losses, increased 5.1% to $1.09 billion as of December 31, 2013 from $1.04 billion at December 31, 2012. A significant portion of the overall loan increase occurred in commercial and industrial loans, which increased $25.2 million, or 10.6%, to $262.4 million as of December 31, 2013, from $237.2 million as of December 31, 2012. This growth was primarily due to increased activity with existing business customers and participations with other community banks. One- to four- family first liens increased $22.9 million, or 11.6%, to $220.7 million as of December 31, 2013, from $197.7 million at December 31, 2012, due to our strategic decision to retain up to $10.0 million of fixed rate owner occupied loans originated with a maturity of 15 years or less in our own portfolio, and organic growth in the rental property sector. Agricultural loans also increased $12.4 million, or 14.7%, to $97.2 million as of December 31, 2013, from $84.7 million at December 31, 2012. This increase was mainly due to the extension of additional credit to existing customers. Multifamily real estate loans increased $7.7 million, or 16.1%, to $55.4 million as of December 31, 2013, from $47.8 million at December 31, 2012. Construction and development loans decreased $14.2 million, or 16.4%, to $72.6 million as of December 31, 2013, compared to $86.8 million at December 31, 2012. This decrease was primarily the result of two healthcare industry construction projects in our market being completed and moving to permanent financing. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $268.7 million and $293.0 million as of December 31, 2013 and 2012, respectively.
Our loan to deposit ratio increased to 81.2% at year end 2013 from 76.7% at the end of 2012, with our target range for this ratio being “in the 80’s.” The increase in this ratio is reflective of the increased demand for loans in our market area, and the decline in deposits, as depositors look outside the banking sector for more attractive rates of return.
The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above, amounting to approximately $434.4 million and $440.0 million as of December 31, 2013 and 2012, respectively. Of this amount, $85.5 million, or 7.9%, of total loans was secured by farmland at December 31, 2013, compared to $81.1 million, or 7.8%, at December 31, 2012. Generally, these loans are collateralized by assets of the borrowers and are expected to be repaid from operational cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities and rate types of selected loans at December 31, 2013:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due In			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$75,670	$15,940	$5,557	$97,167	$6,789	$68,881	$16,353	$5,144
Commercial and industrial	97,291	92,888	72,189	262,368	31,084	66,207	118,693	46,384
Credit cards	1,028	—	—	1,028	—	1,028	—	—
Overdrafts	537	—	—	537	537	—	—	—
Commercial real estate:
Construction & development	55,219	16,321	1,049	72,589	19,543	35,676	8,437	8,933
Farmland	9,147	36,681	39,647	85,475	9,030	117	52,263	24,065
Multifamily	6,861	29,239	19,343	55,443	6,861	—	44,908	3,674
Commercial real estate-other	32,879	149,636	38,402	220,917	30,931	1,948	162,107	25,931
Total commercial real estate	104,106	231,877	98,441	434,424	66,365	37,741	267,715	62,603
Residential real estate:
One- to four- family first liens	10,573	54,714	155,381	220,668	9,969	604	126,400	83,695
One- to four- family junior liens	922	15,060	37,476	53,458	817	105	25,533	27,003
Total residential real estate	11,495	69,774	192,857	274,126	10,786	709	151,933	110,698
Consumer	6,602	11,019	1,141	18,762	5,945	657	12,085	75
Total loans	$296,729	$421,498	$370,185	$1,088,412	$121,506	$175,223	$566,779	$224,904
Of the $400.1 million of variable rate loans, approximately $242.1 million, or 60.5%, are subject to interest rate floors, with a weighted average floor rate of 4.56%.
Nonperforming Assets
It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured with marketable collateral and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2013	2012	2011	2010	2009
(dollars in thousands)
90 days or more past due and still accruing interest	$1,385	$572	$1,054	$1,579	$1,439
Troubled debt restructure	9,151	7,144	6,135	5,797	2,555
Nonaccrual	3,240	2,938	10,917	12,405	9,885
Total nonperforming loans	13,776	10,654	18,106	19,781	13,879
Other real estate owned	1,770	3,278	4,033	3,850	3,635
Total nonperforming loans and nonperforming other assets	$15,546	$13,932	$22,139	$23,631	$17,514
Nonperforming loans to loans, before allowance for loan losses	1.27%	1.03%	1.84%	2.11%	1.44%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.43%	1.35%	2.24%	2.52%	1.81%
We experienced an increase in total nonperforming assets during 2013 as compared to 2012. Total nonperforming assets were $15.5 million at December 31, 2013, compared to $13.9 million at December 31, 2012, a $1.6 million, or 11.6%, increase. Nonperforming loans increased $3.1 million during 2013, with a $1.5 million decrease in nonperforming other assets (other real estate owned). The largest category of nonperforming loans was commercial real estate loans, with a balance of $5.0 million at December 31, 2013. The remaining nonperforming loans consisted of $3.3 million in commercial and industrial, $3.1 million in agricultural, and $2.3 million in residential real estate loans. The decrease in other real estate owned (“OREO”) was primarily attributable to decreases in commercial real estate properties to $1.6 million at December 31, 2013 compared to $3.2 million at December 31, 2012, due to sales activity. All of the OREO property was acquired through foreclosures and we are actively working to sell all properties held as of December 31, 2013. Other real estate is carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2013 and December 31, 2012:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
(in thousands)
2013
Agricultural	$—	$3,093	$52	$3,145
Commercial and industrial	213	2,350	746	3,309
Credit cards	17	—	—	17
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	—	139	139
Farmland	—	2,311	29	2,340
Multifamily	395	—	—	395
Commercial real estate-other	164	381	1,576	2,121
Total commercial real estate	559	2,692	1,744	4,995
Residential real estate:
One- to four- family first liens	540	982	543	2,065
One- to four- family junior liens	49	13	126	188
Total residential real estate	589	995	669	2,253
Consumer	7	21	29	57
Total	$1,385	$9,151	$3,240	$13,776
2012
Agricultural	$—	$3,323	$64	$3,387
Commercial and industrial	85	953	757	1,795
Credit cards	30	—	—	30
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	78	149	227
Farmland	—	2,316	33	2,349
Multifamily	—	—	—	—
Commercial real estate-other	67	—	1,128	1,195
Total commercial real estate	67	2,394	1,310	3,771
Residential real estate:
One- to four- family first liens	311	313	550	1,174
One- to four- family junior liens	75	138	223	436
Total residential real estate	386	451	773	1,610
Consumer	4	23	34	61
Total	$572	$7,144	$2,938	$10,654
Nonperforming loans increased from $10.7 million, or 1.03% of total bank loans, at December 31, 2012, to $13.8 million, or 1.25% of total bank loans, at December 31, 2013. At December 31, 2013, nonperforming loans consisted of $3.2 million in nonaccrual loans, $9.2 million in troubled debt restructures (“TDRs”) and $1.4 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $2.9 million, TDRs of $7.1 million, and loans past due 90 days or more and still accruing of $0.6 million at December 31, 2012. The increase in overall nonperforming loans was primarily due to the addition of eight new borrowers to TDR loan status (two commercial, two commercial real estate, three residential real estate first liens and one residential real estate junior lien). The increase in loans 90 days past due and still accruing interest was due to one commercial loan totaling $0.2 million and four real estate loans totaling $0.3 million, while nonaccrual loans increased slightly. Bank loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) were $4.9 million at December 31, 2013, compared with $6.1 million at December 31, 2012. At December 31, 2013, OREO (not included in nonperforming loans) was $1.8 million, down from $3.3 million at December 31, 2012. During 2013 the Company added eight properties to OREO, while at the same time selling nine properties, excluding lot sales from existing development properties. The allowance for loan losses represented 118.54% of nonperforming loans at December 31, 2013, compared with 149.77% of nonperforming loans at December 31, 2012.
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
The gross interest income that would have been recorded in the years ended December 31, 2013, 2012 and 2011 if the nonaccrual and TDRs had been current in accordance with their original terms was $0.6 million, $2.2 million, and $1.6 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.4 million, $0.8 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the loan officer, in conjunction with regional management, will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company's allowance for loan & lease losses calculation. As soon as practical, an updated value estimate of the collateral backing that impaired loan relationship is completed. When the updated value is determined, regional management, with assistance from the loan review department, reviews the valuation and updates the specific allowance analysis for each loan relationship accordingly. The board of directors on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.

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
During the year ended December 31, 2013 sixteen loans were added to reported TDRs. Ten commercial and industrial loans were added, with nine to the same borrower being newly reported due to their adjustment to interest-only payments. The other commercial and industrial loan is to a different borrower and had previously been considered a performing TDR until being given a six month payment deferral in 2013. Two commercial real estate-other credits were both granted extensions to their maturity dates, and were added as new TDRs. A total of three one- to four- family first lien loans were added to reported TDRs during 2013. Two new TDRs were granted interest rate reductions, with the other one being given an extension of its maturity date. One one- to four- family junior lien was granted a rate concession due to borrower financial difficulties during 2013.
During the year ended December 31, 2012 four loans were classified as new TDRs. One commercial and industrial loan was added to the TDR loan classification due to being extended and re-amortized to a longer period. This credit also experienced a payment default during 2012. Two farmland loans, both to the same borrower, were classified as new TDRs during 2012 due to a court ordered interest rate reduction in connection with a Chapter 12 bankruptcy. One one- to four- family junior lien was granted a rate concession due to borrower financial difficulties during 2012.
We consider all TDRs, regardless of whether they are performing in accordance with the modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of December 31, 2013 and December 31, 2012 is as follows:

	December 31,
	2013	2012
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$9,151	$7,144
Not in compliance with modified terms - on nonaccrual status	550	551
Total restructured loans	$9,701	$7,695

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2013	2012	2011	2010	2009
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$1,088,412	$1,035,284	$986,173	$938,035	$966,998
Average amount of loans outstanding for the period (net of unearned interest)	$1,059,356	$1,001,259	$953,392	$955,562	$990,540
Allowance for loan losses at beginning of period (1)	$15,957	$15,676	$15,167	$13,957	$10,977
Charge-offs:
Agricultural	$39	$—	$425	$1,347	$227
Commercial and industrial	695	2,323	1,434	1,483	2,276
Credit cards	95	22	6	17	10
Overdrafts	64	41	78	59	105
Commercial real estate:
Construction & development	342	23	488	611	496
Farmland	—	—	—	—	35
Multifamily	—	—	58	—	74
Commercial real estate-other	203	106	734	870	131
Total commercial real estate	545	129	1,280	1,481	736
Residential real estate:
One- to four- family first liens	170	438	447	338	1,124
One- to four- family junior liens	116	99	56	103	405
Total residential real estate	286	537	503	441	1,529
Consumer	83	49	75	261	127
Total charge-offs	$1,807	$3,101	$3,801	$5,089	$5,010
Recoveries:
Agricultural	$36	$507	$67	$5	$19
Commercial and industrial	68	423	571	93	101
Credit cards	2	—	2	3	4
Overdrafts	6	8	19	15	13
Commercial real estate:
Construction & development	—	10	113	8	—
Farmland	1	1	2	1	1
Multifamily	4	—	—	—	15
Commercial real estate-other	474	13	29	141	20
Total commercial real estate	479	24	144	150	36
Residential real estate:
One- to four- family first liens	24	29	22	2	33
One- to four- family junior liens	43	2	11	56	42
Total residential real estate	67	31	33	58	75
Consumer	21	10	124	25	17
Total recoveries	$679	$1,003	$960	$349	$265
Net loans charged off	$1,128	$2,098	$2,841	$4,740	$4,745
Provision for loan losses	1,350	2,379	3,350	5,950	7,725
Allowance for loan losses at end of period	$16,179	$15,957	$15,676	$15,167	$13,957
Net loans charged off to average loans	0.11%	0.21%	0.30%	0.50%	0.48%
Allowance for loan losses to total loans at end of period	1.49%	1.54%	1.59%	1.62%	1.44%
(1) Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan portfolio segments as of December 31 for each of the years indicated:

	December 31,
	2013		2012		2011		2010		2009
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$1,358	8.4%	$1,026	6.4%	$1,209	7.7%	$827	5.5%	$1,099	7.9%
Commercial and industrial	4,980	30.8	4,599	28.8	5,380	34.3	4,540	29.9	3,468	24.8
Commercial real estate	5,294	32.7	5,767	36.2	5,171	33.0	5,255	34.7	6,407	45.9
Residential real estate	3,185	19.7	3,007	18.9	3,501	22.3	2,776	18.3	2,412	17.3
Consumer	275	1.7	356	2.2	167	1.1	323	2.1	396	2.8
Unallocated	1,087	6.7	1,202	7.5	248	1.6	1,446	9.5	175	1.3
Total	$16,179	100.0%	$15,957	100.0%	$15,676	100.0%	$15,167	100.0%	$13,957	100.0%
This table indicates marginal growth in the allowance for loan losses as of December 31, 2013, as compared to December 31, 2012.
There were no changes to our methodology for determining the allowance for loan losses during the year of 2013. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At December 31, 2013, there were six owner-occupied 1-4 family loans with a LTV of 100% or greater. In addition, there were 33 home equity loans without credit enhancement that had LTV of 100% or greater. We have the first lien on 11 of these equity loans and other financial institutions have the first lien on the remaining 22.
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
Loan Pool Participations
As of December 31, 2013, we had loan pool participations of $25.5 million compared to $35.7 million at December 31, 2012, both net of an allowance for loan losses of $2.1 million. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various nonaffiliated banking organizations. Former MidWestOne had engaged in this activity since 1988. The loan pool investment balance shown as an asset on our consolidated balance sheets represents the discounted purchase cost of the loan pool participations, net of the related allowance for loan losses. After extensive discussion and analysis of our current loan pool portfolio during 2010, we decided to exit this line of business as current balances pay down. As such, we did not acquire any new loan pool participations during 2013, and have not since 2010. As of December 31, 2013, the categories of loans by collateral type in the loan pool participations were commercial real estate - 65.7%, commercial and industrial loans - 4.7%, single-family residential real estate - 13.8% and other loans - 15.8%. We have minimal exposure in loan pool participations to consumer real estate, subprime credit or to construction and real estate development loans.
The net “all-in” yield (excluding purchase accounting adjustments and after all expenses) on loan pool participations was 6.27% and 4.44% for the years ended December 31, 2013 and 2012, respectively. The net yield was higher in 2013 than for 2012 primarily due to the sale of several foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future, despite recent results. We expect overall lower rates of return on the loan pool participations to continue in the future, as the percentage of performing credits in the portfolio continues to decrease.
The loans in the pools provide some geographic diversification to our balance sheet. As of December 31, 2013, loans in the southeast region of the United States represented approximately 42.6% of the total. The northeast region was the next largest area with 33.7%, the central region with 20.9%, followed by the southwest region with 2.2% and the northwest region with 0.6%.

The highest concentration of assets in any one state is Florida at approximately 17.7% of the basis total, with the next highest state level being Ohio at 12.1%, followed by New Jersey at 10.1%. As of December 31, 2013, approximately 66.3% of the loans were contractually current or less than 90 days past due, while 33.7% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 33.7% contractually past due total includes loans in litigation and foreclosed property. As of December 31, 2013 and 2012, loans in litigation totaled approximately $2.3 million and $3.6 million respectively, while foreclosed property was approximately $3.4 million and $6.1 million, respectively. As of December 31, 2013, our investment basis in loan pool participations was approximately 34.2% of the face amount of the underlying loans, compared to approximately 35.9% at December 31, 2012.
Intangible Assets
Intangible assets totaled $8.8 million and $9.5 million at December 31, 2013 and 2012, respectively. Intangible assets declined by $0.7 million during the year ended December 31, 2013, primarily related to core deposit amortization during the year. We recorded $0.1 million of goodwill impairment charges in 2011, which represented all of the goodwill related to our insurance subsidiary. This action was taken upon comparison of the subsidiary’s then recent operating performance to that anticipated when we purchased the Butler-Brown insurance agency in Oskaloosa, Iowa, in December 2008. There were no impairment charges during 2013 or 2012 related to our other intangible assets.
Deposits
As indicated in the following table, the average balances of the interest-bearing demand deposit category as a percentage of average total deposits has shown steady growth for the five years ended December 31, 2013.
The average balance of non-interest-bearing accounts increased $33.3 million from December 31, 2012 to December 31, 2013, of which $20.1 million was in public funds and $11.1 million was in commercial accounts. Interest-bearing demand deposits increased $60.0 million. Of that increase, $31.4 million was in individual account deposits, $20.0 million was in business accounts, and $8.6 million was in public fund accounts. Personal savings accounts increased by $7.3 million. The aggregate balance of time deposits declined by $82.3 million from 2012 to 2013, primarily in deposits less than $100,000.

	Year Ended December 31,
	2013			2012			2011			2010			2009
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$204,185	15.0%	NA	$170,841	12.8%	NA	$149,033	11.8%	NA	$138,682	11.6%	NA	$133,990	11.5%	NA
Interest-bearing demand (NOW and money market)	581,723	42.8	0.41%	521,757	39.1	0.58%	470,792	37.3	0.83%	420,557	35.3	1.01%	395,789	33.8	1.14%
Savings	96,034	7.1	0.15	83,030	6.2	0.17	73,813	5.8	0.27	67,316	5.6	0.27	61,111	5.2	0.35
Time deposits	477,537	35.1	1.35	559,847	41.9	1.57	569,067	45.1	1.97	566,196	47.5	2.32	579,038	49.5	2.92
Total deposits	$1,359,479	100.0%	0.66%	$1,335,475	100.0%	0.90%	$1,262,705	100.0%	1.21%	$1,192,751	100.0%	1.47%	$1,169,928	100.0%	1.85%
Certificates of deposit and other time deposits of $100,000 and over at December 31, 2013 had the following maturities:

(in thousands)
Three months or less	$40,683
Over three through six months	36,461
Over six months through one year	68,034
Over one year	63,890
Total	$209,068
Federal Home Loan Bank Advances, Long-term Debt, and Other Borrowings
We utilize FHLB advances as an alternate source of funds to supplement deposits. Long-term debt is in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities.These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, and do not require any principal amortization. They became callable on December 31, 2012 at par, and are callable, in whole or in part, on any interest payment date thereafter, at our option.

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

	December 31,
	2013		2012		2011
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
FHLB borrowings	$106,900	2.10%	$120,120	2.24%	$140,014	2.19%
Long-term debt	15,464	1.84	15,464	1.90	15,464	4.25
Federal funds purchased and repurchase agreements	66,665	0.21	68,823	0.30	57,207	0.55
Total	$189,029	1.41%	$204,407	1.56%	$212,685	1.90%
The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
(in thousands)
FHLB borrowings	$152,156	$145,085	$144,961
Long-term debt	15,464	15,464	15,464
Federal funds purchased and repurchase agreements	74,573	73,387	60,780
Total	$242,193	$233,936	$221,205
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
FHLB borrowings	$128,567	2.09%	$132,786	2.33%	$131,306	2.66%
Long-term debt	15,464	1.84	15,464	4.24	15,464	4.25
Federal funds purchased and repurchase agreements	63,604	0.26	56,716	0.36	48,410	0.56
Total	$207,635	1.51%	$204,966	1.93%	$195,180	4.25%

Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2013:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$465,351	$306,354	$134,149	$24,818	$30
Federal funds purchased and repurchase agreements	66,665	66,665	—	—	—
FHLB borrowings	106,900	39,900	37,000	15,000	15,000
Long-term debt	15,464	—	—	—	15,464
Noncancelable operating leases and capital lease obligations	495	103	256	136	—
Total	$654,875	$413,022	$171,405	$39,954	$30,494
Off-Balance Sheet Transactions
During the normal course of business, we become a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of our customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. We follow the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as is followed for those loans that are recorded in our financial statements.
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance-sheet transactions are more fully discussed in Note 16 to our consolidated financial statements.
The following table summarizes our off-balance-sheet commitments by expiration period, as of December 31, 2013:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to extend credit	$263,887	$161,504	$102,383	$—	$—
Commitments to sell loans	357	357	—	—	—
Standby letters of credit	4,491	4,063	—	304	124
Total	$268,735	$165,924	$102,383	$304	$124
Capital Resources
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2013, MidWestOne Financial Group, Inc. had a total capital to total risk-weighted asset ratio of 14.62%, a Tier 1 capital to risk-weighted asset ratio of 13.36% and a Tier 1 leverage ratio of 10.55%; MidWestOne Bank had ratios of 13.49%, 12.24%, and 9.65%, respectively. MidWestOne Bank exceeds the regulatory capital guidelines necessary to be considered well-capitalized.
On July 6, 2011, the Company completed the redemption of the 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which had been issued to the Treasury under the CPP, for a total of $16.1 million, consisting of $16.0 million of principal and $0.1 million of accrued and unpaid dividends. On July 27, 2011, the Company also repurchased for $1.0 million, the common stock warrant it had issued to Treasury. The warrant had allowed Treasury to purchase 198,675 shares of MidWestOne common stock at $12.08 per share. Although these transactions resulted in a decrease in the Company’s capital level, management and our board of directors view our ability to exit TARP without conducting a dilutive capital raise as a significant positive for our shareholders.

On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had remained at December 31, 2012. Pursuant to the program, the Company may repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. For the year of 2013 we repurchased a total of 40,713 shares of common stock at a cost of $1.0 million. Since December 31, 2013, we have repurchased an additional 29,466 shares of common stock at a cost of $0.7 million, leaving $3.3 million remaining available under the program.
During 2013, 56,314 shares were issued in connection with the exercise of previously issued stock options, and 32,676 shares were surrendered in connection with the exercise of such options. On January 15, 2013, 21,200 restricted stock units were granted to certain directors and officers, with an additional 500 units granted to a new board member on July 16, 2013. During 2013, 19,585 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,199 shares were surrendered by grantees to satisfy tax requirements.
On February 15, 2013, we renewed a universal shelf-registration statement registering for future sale of up to $25.0 million of securities from time to time in one or more offerings. Given the potential growth opportunities available and uncertainties in the credit market currently facing financial institutions, we believe that it is prudent to have all options available to raise additional capital. Difficult economic conditions present both challenges and opportunities. Thus, we have positioned ourselves to raise additional capital in an efficient manner for both organic and external growth opportunities if such opportunities arise.
Liquidity
Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. Excess liquidity is invested generally in short-term U.S. government and agency securities, short and medium-term state and political subdivision securities, and other investment securities.
Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period.
Liquid assets on hand are summarized in the table below:

	Year Ended December 31,
	2013	2012	2011
(dollars in thousands)
Cash and due from banks	$24,516	$30,197	$28,155
Interest-bearing deposits	374	16,242	4,468
Federal funds sold	—	752	—
Total	$24,890	$47,191	$32,623
Percentage of average total assets	1.4%	2.7%	2.0%
Generally, our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our Federal Funds lines of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate advances from the FHLB that were obtained at a more favorable cost than deposits of comparable maturity. We generally managed the pricing of our deposits to maintain a steady deposit base but from time to time decided not to pay rates on deposits as high as our competition.
As of December 31, 2013, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 30-year term. One-half of the balance had a fixed interest rate of 6.48% until December 15, 2012, while the other one-half had a variable rate of three-month LIBOR plus 1.59%. On December 15, 2012, the entire balance became variable rate, tied to the three-month LIBOR plus 1.59%. At December 31, 2013 the interest rate was 1.83%.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $28.3 million for the year ended December 31, 2013 and $22.5 million for the year ended December 31, 2012.
As of December 31, 2013, we had outstanding commitments to extend credit to borrowers of $263.9 million, standby letters of credit of $4.5 million, and commitments to sell loans of $0.4 million. Certificates of deposit maturing in one year or less totaled $306.4 million as of December 31, 2013. We believe that a significant portion of these deposits will remain with us upon maturity.
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
Recent Accounting Pronouncements
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Under this update, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. The update became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.The adoption of this amendment did not have a material effect on the Company's consolidated financial statements.
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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities, the amendments became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.
In January 2014, the FASB issued Accounting Standards Update No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The low-income housing tax credit program is designed to encourage private capital investment in the construction and rehabilitation of low-income housing. This program is an indirect tax subsidy that allows investors in a flow-through limited liability entity, such as limited partnerships or limited liability companies that manage or invest in qualified affordable housing projects, to receive the benefits of the tax credits allocated to the entity that owns the qualified affordable housing project. The tax credits are allowable on the tax return each year over a 10-year period as a result of a sufficient number of units being rented to qualifying tenants and are subject to restrictions on gross rentals paid by those tenants. Those credits are subject to recapture over a 15-year period starting with the first year tax credits are earned. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. For public entities, the amendments are to be applied retrospectively to all annual periods and interim reporting periods presented within those annual periods, beginning after December 15, 2014. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.
In January 2014, the FASB issued Accounting Standards Update No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this update is to reduce diversity by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. For public entities, the amendments are effective for reporting periods beginning after December 31, 2014, with early adoption permitted. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

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
In addition to interest rate risk, economic conditions in recent years have made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.

Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash provided by operating activities was $28.3 million during 2013, compared with $22.5 million in 2012 and $23.7 million in 2011. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $0.8 million inflow for 2013, compared to an inflow of $0.8 million for 2012 and a $1.3 million net outflow for 2011.
Net cash used in investing activities was $5.4 million during 2013, compared with $88.4 million in 2012 and $98.1 million in 2011. During 2013, securities transactions accounted for a net inflow of $41.1 million, while in 2012, and 2011, securities transactions accounted for a net outflow of $53.9 million, and $60.4 million, respectively. Net origination of loans and principal received from loan pools resulted in $44.4 million in cash outflow for 2013, compared to a $39.2 million outflow for 2012 and a $37.0 million outflow in 2011.
Net cash used in financing activities was $45.2 million during 2013, compared with net cash provided of $80.4 million in 2012 and $86.5 million in 2011. Uses of cash for 2013 included a $24.8 million decrease in net deposits, a net decrease in FHLB borrowings of $13.3 million, and a net decrease in securities sold under agreements to repurchase of $7.6 million, partially offset by a net increase of $5.5 million in federal funds purchased. Increases in deposits of $93.1 million in 2012 and $87.3 million in 2011, and a net increase of $20.5 million in securities sold under agreement to repurchase in 2012, and $13.0 million in FHLB borrowings in 2011, were main sources of cash inflows in those periods. These increases were partially offset by a net decrease in FHLB borrowings of $20.0 million and the decrease in federal funds purchased of $8.9 million in 2012, and the $16.0 million cash outflow related to the redemption of preferred stock issued in connection with our participation in the U.S. Treasury’s Capital Purchase Program in 2011.
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

•	Fed Funds lines;

•	FHLB borrowings;

•	Brokered deposits;

•	Brokered repurchase agreements; and

•	Federal Reserve Bank Discount Window.
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the Bank’s federal funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal fund lines totaling $55.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 25% of total assets. Currently, the Bank has a $258.1 million borrowing limit with $106.9 million in outstanding advances as of December 31, 2013, leaving $151.2 million available for liquidity needs as of year-end 2013. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits: The Bank has brokered CD lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside the Bank’s core market area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed these limits. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit the Bank from using brokered deposits altogether. The Bank had $12.9 million in brokered deposits through the CDARS program, and $35.9 million through the ICS program as of December 31, 2013. Both the CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2013.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2013, the Bank has municipal securities with an approximate market value of $12.7 million pledged, for liquidity purposes.

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
The following table shows the anticipated effect on net interest income from parallel shocks (up and down) in interest rates over the subsequent twelve month period. As of December 31, 2013, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decline in net interest income of approximately $0.9 million, or 1.6%. Although unlikely in the current low interest rate environment, a 200 basis point decrease in rates would decrease net interest income by approximately $1.1 million, or 1.8%. As part of a strategy to mitigate margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining the margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2013
Dollar change	$(1,060)	$(59)	$(616)	$(914)
Percent change	(1.8)%	(0.1)%	(1.1)%	(1.6)%

December 31, 2012
Dollar change	$1,750	$1,044	$(859)	$(1,251)
Percent change	3.1%	1.9%	(1.5)%	(2.3)%

The table below shows a negative (liability sensitive) rate-sensitivity gap of $27.4 million in the one- to three-month repricing category as more liabilities were subject to repricing during that time period than assets. On a cumulative basis, the gap is asset-sensitive, as our assets subject to repricing exceed our liabilities subject to repricing in every period except three months or less. This static analysis does not capture the effect that rising interest rates are expected to have on loan prepayments. As rates rise, borrowers have little incentive to pay off fixed rate loans prior to maturity. This causes asset classes such as mortgage loans, commercial real estate and portions of the investment portfolio to experience a slow-down in principal pay offs when rates rise. This explains the difference between gap analysis showing asset sensitivity and the net interest income simulation which indicates a decrease in income as rates rise.

	Three	Over Three	One to	Three
	Months	Months to	Three	Years
	or Less	One Year	Years	or More	Total
(dollars in thousands)
Interest earning assets:
Loans and loan pool participations, net	$314,504	$205,279	$346,312	$232,028	$1,098,123
Investment securities:
Taxable investments	15,389	41,563	118,919	188,349	364,220
Tax exempt investments	679	16,292	19,279	130,716	166,966
Total investment securities	16,068	57,855	138,198	319,065	531,186
Federal funds and interest-bearing balances	374	—	—	—	374
Total interest earning assets	$330,946	$263,134	$484,510	$551,093	$1,629,683

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$177,200	$—	$118,687	$391,345	$687,232
Time certificates of deposit	90,132	216,481	133,885	24,853	465,351
Total deposits	267,332	216,481	252,572	416,198	1,152,583
Federal funds purchased and repurchase agreements	65,565	1,100	—	—	66,665
Federal Home Loan Bank borrowings	10,000	29,900	37,000	30,000	106,900
Other long-term debt	15,464	—	—	—	15,464
Total interest-bearing liabilities	$358,361	$247,481	$289,572	$446,198	$1,341,612
Interest sensitivity gap per period	$(27,415)	$15,653	$194,938	$104,895
Cumulative interest sensitivity gap	$(27,415)	$(11,762)	$183,176	$288,071
Interest sensitivity gap ratio	0.92	1.06	1.67	1.24
Cumulative interest sensitivity gap ratio	0.92	0.98	1.20	1.21

In the table above, NOW accounts and savings deposits are allocated across the repricing buckets based on deposit studies of account behavior.

The Company’s funds management policy requires the subsidiary bank to maintain a cumulative rate-sensitivity ratio of 0.75 to 1.25 in the one-year timeframe. As of December 31, 2013, the Bank was within all of its interest rate risk guidelines.
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
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Des Moines, Iowa
March 6, 2014

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(dollars in thousands)

	2013	2012
ASSETS
Cash and due from banks	$24,516	$30,197
Interest-bearing deposits in banks	374	16,242
Federal funds sold	—	752
Cash and cash equivalents	24,890	47,191
Investment securities:
Available for sale	498,561	557,541
Held to maturity (fair value of $30,191 as of December 31, 2013 and $32,920 as of December 31, 2012)	32,625	32,669
Loans held for sale	357	1,195
Loans	1,088,412	1,035,284
Allowance for loan losses	(16,179)	(15,957)
Net loans	1,072,233	1,019,327
Loan pool participations, net	25,533	35,650
Premises and equipment, net	27,682	25,609
Accrued interest receivable	10,409	10,292
Intangible assets, net	8,806	9,469
Bank-owned life insurance	29,598	28,676
Other real estate owned	1,770	3,278
Assets held for sale	—	764
Deferred income taxes	8,194	776
Other assets	14,560	20,382
Total assets	$1,755,218	$1,792,819
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$222,359	$190,491
Interest-bearing checking	592,673	582,283
Savings	94,559	91,603
Certificates of deposit under $100,000	256,283	312,489
Certificates of deposit $100,000 and over	209,068	222,867
Total deposits	1,374,942	1,399,733
Federal funds purchased	5,482	—
Securities sold under agreements to repurchase	61,183	68,823
Federal Home Loan Bank borrowings	106,900	120,120
Deferred compensation liability	3,469	3,555
Long-term debt	15,464	15,464
Accrued interest payable	765	1,475
Other liabilities	8,997	9,717
Total liabilities	1,577,202	1,618,887
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $1.00 par value; authorized 15,000,000 shares at December 31, 2013 and December 31, 2012; issued 8,690,398 shares at December 31, 2013 and December 31, 2012; outstanding 8,481,799 shares at December 31, 2013 and 8,480,488 shares at December 31, 2012	8,690	8,690
Additional paid-in capital	80,506	80,383
Treasury stock at cost, 208,599 shares as of December 31, 2013 and 209,910 shares at December 31, 2012	(3,702)	(3,316)
Retained earnings	91,473	77,125
Accumulated other comprehensive income	1,049	11,050
Total shareholders' equity	178,016	173,932
Total liabilities and shareholders' equity	$1,755,218	$1,792,819
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012, and 2011
(in thousands, except per share amounts)

	2013	2012	2011
Interest income:
Interest and fees on loans	$48,828	$51,355	$52,163
Interest and discount on loan pool participations	2,046	1,978	1,108
Interest on bank deposits	16	54	36
Interest on federal funds sold	1	1	1
Interest on investment securities:
Taxable securities	9,905	10,836	10,934
Tax-exempt securities	5,298	5,078	4,339
Total interest income	66,094	69,302	68,581
Interest expense:
Interest on deposits:
Interest-bearing checking	2,362	3,007	3,891
Savings	140	143	200
Certificates of deposit under $100,000	4,239	5,885	7,920
Certificates of deposit $100,000 and over	2,214	2,929	3,311
Total interest expense on deposits	8,955	11,964	15,322
Interest on federal funds purchased	38	12	8
Interest on securities sold under agreements to repurchase	128	192	264
Interest on Federal Home Loan Bank borrowings	2,686	3,094	3,494
Interest on other borrowings	29	34	38
Interest on long-term debt	296	656	657
Total interest expense	12,132	15,952	19,783
Net interest income	53,962	53,350	48,798
Provision for loan losses	1,350	2,379	3,350
Net interest income after provision for loan losses	52,612	50,971	45,448
Noninterest income:
Trust, investment, and insurance fees	5,345	4,995	4,537
Service charges and fees on deposit accounts	2,980	3,247	3,702
Mortgage origination and loan servicing fees	3,209	3,578	2,691
Other service charges, commissions and fees	2,210	2,316	2,540
Bank-owned life insurance income	922	953	951
Impairment losses on investment securities	—	(345)	(9)
Gain on sale or call of available for sale securities (Includes $65 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the year ended December 31, 2013)	65	805	490
Gain (loss) on sale of premises and equipment	(3)	4,188	(195)
Total noninterest income	14,728	19,737	14,707
Noninterest expense:
Salaries and employee benefits	24,596	30,684	23,194
Net occupancy and equipment expense	6,356	6,246	6,537
Professional fees	2,622	2,758	2,825
Data processing expense	1,452	1,679	1,670
FDIC insurance expense	1,066	1,224	1,612
Amortization of intangible assets	663	778	896
Other operating expense	5,332	5,591	5,501
Total noninterest expense	42,087	48,960	42,235
Income before income tax expense	25,253	21,748	17,920
Income tax expense (Includes $25 income tax expense reclassified from accumulated other comprehensive income for the year ended December 31, 2013)	6,646	5,214	4,609
Net income	$18,607	$16,534	$13,311
Less: Preferred stock dividends and discount accretion	$—	$—	$645
Net income available to common shareholders	$18,607	$16,534	$12,666
Earnings per share:
Basic	$2.19	$1.95	$1.47
Diluted	$2.18	$1.94	$1.47
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Net income	$18,607	$16,534	$13,311

Other comprehensive income (loss), net of tax:
Investment securities avalable for sale:
Unrealized holding gains (losses) arising during period	(15,920)	2,681	11,827
Reclassification adjustment for gains included in net income	(65)	(805)	(490)
Income tax (expense) benefit	5,984	(706)	(4,230)
Other comprehensive income (loss) on available for sale securities	(10,001)	1,170	7,107

Defined benefit pension:
Reclassification of pension plan expense due to plan settlement	—	5,968	—
Net loss arising during period	—	—	(2,970)
Amortization of net actuarial gains included in net periodic pension cost	—	—	155
Amortization of transition obligation included in net periodic pension cost	—	—	(41)
Income tax (expense) benefit	—	(2,226)	1,065
Other comprehensive income (loss) on defined benefit pension plan	—	3,742	(1,791)
Total other comprehensive income (loss)	$(10,001)	$4,912	$5,316
Comprehensive income	$8,606	$21,446	$18,627
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012, and 2011
(in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$15,767	$8,690	$81,268	$(1,052)	$52,971	$822	$158,466
Net income	—	—	—	—	13,311	—	13,311
Dividends paid on common stock ($0.22 per share)	—	—	—	—	(1,891)	—	(1,891)
Dividends paid on preferred stock	—	—	—	—	(513)	—	(513)
Stock options exercised (6,832 shares)	—	—	(17)	97	—	—	80
Release/lapse of restriction on RSUs (10,850 shares)	—	—	(138)	141	—	—	3
Redemption of preferred stock (16,000 shares)	(16,000)	—	—	—	—	—	(16,000)
Repurchase of common stock warrant	—	—	(1,000)	—	—	—	(1,000)
Repurchase of common stock (102,190 shares)	—	—	—	(1,498)	—	—	(1,498)
Preferred stock discount accretion	233	—	—	—	(233)	—	—
Stock compensation	—	—	220	—	—	—	220
Other comprehensive income, net of tax	—	—	—	—	—	5,316	5,316
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$63,645	$6,138	$156,494
Net income	—	—	—	—	16,534	—	16,534
Dividends paid on common stock ($0.36 per share)	—	—	—	—	(3,054)	—	(3,054)
Stock options exercised (55,986 shares)	—	—	(16)	593	—	—	577
Release/lapse of restriction on RSUs (15,810 shares)	—	—	(200)	213	—	—	13
Repurchase of common stock (104,518 shares)	—	—	—	(1,810)	—	—	(1,810)
Stock compensation	—	—	266	—	—	—	266
Other comprehensive income, net of tax	—	—	—	—	—	4,912	4,912
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	18,607	—	18,607
Dividends paid on common stock ($0.50 per share)	—	—	—	—	(4,259)	—	(4,259)
Stock options exercised (56,314 shares)	—	—	9	296	—	—	305
Release/lapse of restriction on RSUs (19,585 shares)	—	—	(270)	285	—	—	15
Repurchase of common stock (40,713 shares)	—	—	—	(967)	—	—	(967)
Stock compensation	—	—	384	—	—	—	384
Other comprehensive loss, net of tax	—	—	—	—	—	(10,001)	(10,001)
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$18,607	$16,534	$13,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	2,379	3,350
Depreciation, amortization and accretion	5,162	5,422	5,322
(Gain) loss on sale of premises and equipment	3	(4,188)	195
Deferred income taxes	(1,454)	(54)	(389)
Stock-based compensation	384	266	220
Net gain on sale or call of available for sale securities	(65)	(805)	(490)
Net (gain) loss on sale of other real estate owned	115	(196)	(194)
Net gain on sale of loans held for sale	(1,237)	(2,157)	(1,324)
Writedown of other real estate owned	33	326	132
Other-than-temporary impairment of investment securities	—	345	9
Origination of loans held for sale	(82,282)	(152,389)	(108,846)
Proceeds from sales of loans held for sale	84,357	155,306	108,917
Recognition of previously deferred expense related to pension plan settlement	—	3,002	—
Pension plan contribution	—	(3,031)	—
(Increase) decrease in accrued interest receivable	(117)	130	226
Increase in cash value of bank-owned life insurance	(922)	(953)	(951)
Decrease (increase) in other assets	5,822	1,280	(1,714)
Decrease in deferred compensation liability	(86)	(88)	(69)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(1,410)	1,409	6,030
Net cash provided by operating activities	$28,260	$22,538	$23,735
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$12,447	$18,307	$—
Proceeds from maturities and calls of available for sale securities	103,200	130,432	135,954
Purchases of available for sale securities	(74,582)	(172,060)	(198,364)
Proceeds from maturities and calls of held to maturity securities	1,232	722	2,000
Purchases of held to maturity securities	(1,185)	(31,348)	—
Increase in loans	(54,477)	(53,560)	(52,848)
Decrease in loan pool participations, net	10,117	14,402	15,819
Purchases of premises and equipment	(4,521)	(3,518)	(2,749)
Proceeds from sale of other real estate owned	1,581	2,976	1,748
Proceeds from sale of premises and equipment	18	5,244	297
Proceeds from sale of assets held for sale	764	—	—
Net cash used in investing activities	$(5,406)	$(88,403)	$(98,143)
Cash flows from financing activities:
Net (decrease) increase in deposits	$(24,791)	$93,091	$87,314
Net increase (decrease) in federal funds purchased	5,482	(8,920)	8,920
Net (decrease) increase in securities sold under agreements to repurchase	(7,640)	20,536	(1,907)
Proceeds from Federal Home Loan Bank borrowings	166,000	20,000	56,000
Repayment of Federal Home Loan Bank borrowings	(179,300)	(40,000)	(43,000)
Stock options exercised	320	590	83
Dividends paid	(4,259)	(3,054)	(2,404)
Repurchase of common stock	(967)	(1,810)	(1,498)
Redemption of preferred stock	—	—	(16,000)
Repurchase of common stock warrant	—	—	(1,000)
Net cash (used in) provided by financing activities	$(45,155)	$80,433	$86,508
Net (decrease) increase in cash and cash equivalents	$(22,301)	$14,568	$12,100
Cash and cash equivalents:
Beginning of period	47,191	$32,623	$20,523
Ending balance	$24,890	$47,191	$32,623
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$12,842	$16,007	$20,124
Income taxes	7,961	5,169	4,172
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$221	$2,351	$1,869
Transfer of property to assets held for sale	—	764	—
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: The Company is a bank holding company registered under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns 100% of the outstanding common stock of MidWestOne Bank, Iowa City, and 100% of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. MidWestOne Bank (the “Bank”) is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers in central and east-central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Pella, Melbourne and Oskaloosa, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management area of the Bank administers estates, personal trusts, conservatorships, pension and profit-sharing accounts along with providing other management services to customers.

Accounting correction: During the quarter ended June 30, 2013, the Company identified an immaterial error in its accounting for other-than-temporary impairment on its portfolio of collateralized debt obligations. This error related to the identification of credit-related impairments subsequent to the Company's adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” as of April 1, 2009.

As a result, the Company has adjusted prior period amounts for the immaterial error. Specifically, on the Company's consolidated statement of shareholders' equity the balance of retained earnings was reduced by $2,654,000, from $66,299,000 to $63,645,000, and accumulated other comprehensive income was increased by $2,654,000, from $3,484,000 to $6,138,000, as of December 31, 2011, to reflect the effect of the error in the years ended December 31, 2009, 2010, and 2011. On the Company's consolidated balance sheets, retained earnings and accumulated other comprehensive income as of December 31, 2012, were decreased and increased, respectively, by $2,870,000. Of the adjustment amounts as of December 31, 2011 and 2012, $2,322,000 relates to the after-tax effect of credit impairments that should have been recognized in the Company's consolidated statements of operations for the year ended December 31, 2009.

The correction also resulted in the following adjustments to historical amounts: (i) on the Company's consolidated statement of shareholders' equity, the balance of retained earnings was reduced by $2,648,000, from $55,619,000 to $52,971,000, and accumulated other comprehensive income was increased by $2,648,000, from $(1,826,000) to $822,000, as of December 31, 2010, to reflect the effect of the error in the years ended December 31, 2009 and 2010; (ii) on the Company's consolidated statements of operations, net income for the year ended December 31, 2011 was reduced $6,000, from $13,317,000 to $13,311,000, with no change in the reported basic or diluted earnings per share for such time period; (iii) on the Company's consolidated statements of operations, net income for the year ended December 31, 2012 was reduced $217,000, from $16,751,000 to $16,534,000, with basic earnings per share decreasing from $1.97 to $1.95 and diluted earnings per share decreasing from $1.96 to $1.94 during such period; (iv) corresponding adjustments to the Company's comprehensive income were made for the years ended December 31, 2012 and 2011; and (v) amounts in relevant footnotes for all periods presented have been corrected for the effects of this immaterial error.

Accounting estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The U.S. economic environment in recent years has increased the degree of uncertainty inherent in these estimates.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the normal course of business, the Company may enter into a transaction with a variable interest entity (“VIE”). VIEs are legal entities whose investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity. The applicable accounting guidance requires the Company to perform ongoing quantitative and qualitative analysis to determine whether it must consolidate any VIE. The Company does not have any ownership interest in or exert any control over any VIE, and thus no VIEs are included in the consolidated financial statements. Investments in non-marketable loan participation certificates for which the Company does not have the ability to exert significant influence are accounted for using the cost method.

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

The Company carries its investment securities at fair value, and the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about assumptions that market participants would use, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are required to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) discussed in more detail in Note 18 to the consolidated financial statements. Available for sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other than temporary impairment exists, management considers whether: (1) we have the intent to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis; and (3) we do not expect to recover the entire amortized cost basis of the security. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Many of the pools consist of loans primarily secured by single-family, multi-family, and small commercial real estate. Some pools may consist of a large number of small consumer loans that are secured by other assets such as automobiles or mobile homes, while other pools may consist of small- to medium-balance commercial loans. Some may contain a mixture of such loans and other types of loans.

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

A cost “basis” was assigned to each individual loan acquired on a cents-per-dollar (discounted price) basis based on the servicer’s assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectability and a lower basis to those loans identified as having little or no potential for collection.

Loan pool participations are shown on the Company’s consolidated balance sheets as a separate asset category. The original carrying value of loan pool participations represents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the servicer. The Company’s investment balance is reduced as the servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company, as well as for charge-offs of amounts determined to be uncollectible.

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

The Company developed and implemented procedures to determine if accretion of the discount (“accretable yield”) on the purchased loans in a pool is required under ASC Topic 310. Given the impaired nature of the loan pools typically purchased, the individual loans were evaluated for ASC Topic 310 purposes by the end of a six-month window from the date of purchase. This provided time to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans were evaluated individually

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower’s financial condition. If all the criteria were met, the Company utilized the accounting treatment for that individual loan required by ASC Topic 310 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria were not met, the loan is accounted for on the cash-basis of accounting.

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

Allowance for loan losses: The allowance for loan losses is established as losses estimated to have been incurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired as well as any loan (regardless of classification) meeting the definition of a troubled debt restructuring, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transfers of financial assets: Revenue from the origination and sale of loans in the secondary market is recognized upon the transfer of financial assets and accounted for as sales when control over the assets has been surrendered. The Bank also sells participation interests in some large loans originated, to non-affiliated entities. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and its affiliates; (2) the transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (3) the Bank and its affiliates do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Stock-based compensation: Compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant. The exercise price of options or fair value of nonvested shares granted under the Company’s incentive

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock-based incentive awards has been negligible.

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

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2013 and 2012.

Any interest and penalties related to income taxes would be recorded as other operating expense in the consolidated statements of operations.

Preferred stock: On February 6, 2009, the Company issued 16,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”), together with a ten-year warrant to acquire 198,675 shares of common stock, to the U.S. Department of the Treasury (the “Treasury”) under the Capital Purchase Program (the “CPP”) for an aggregate purchase price of $16.0 million. Upon issuance, the fair values of the senior preferred stock and the common stock warrants were computed as if the securities were issued on a stand-alone basis.

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

Common stock: On July 26, 2011, our Board of Directors authorized the implementation of a share repurchase program to repurchase up to $1.0 million of the Company’s outstanding shares of common stock through December 31, 2011. Pursuant to the program, we repurchased 45,039 shares of common stock during the third quarter of 2011 for an aggregate cost of $658,000. On October 18, 2011, our Board of Directors amended the Company’s share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. We repurchased 57,151 shares of common stock during the fourth quarter of 2011 for an aggregate cost of $840,000. In 2012, we repurchased a total of 104,518 shares of common stock at a cost of $1.8 million.

On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. In 2013, we repurchased 40,713 shares of common stock at a cost of $1.0 million. As of December 31, 2013 the remaining amount available for share repurchase under the current program was $4.0 million.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income, included in shareholders’ equity, net of tax, are as follows:

	Year Ended December 31,
	2013	2012	2011
(in thousands)
Unrealized gains on securities available for sale, net of tax	$1,049	$11,050	$9,880
Unrealized loss on pension, net of tax	—	—	(3,742)
Accumulated other comprehensive income, net of tax	$1,049	$11,050	$6,138

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2013
U.S. Government agencies and corporations	$45,279	$527	$867	$44,939
State and political subdivisions	207,734	5,625	2,563	210,796
Mortgage-backed securities	37,593	1,692	—	39,285
Collateralized mortgage obligations	171,714	1,003	3,494	169,223
Collateralized debt obligations	2,111	190	984	1,317
Corporate debt securities	29,802	284	142	29,944
Total debt securities	494,233	9,321	8,050	495,504
Other equity securities	2,659	453	55	3,057
Total investment securities	$496,892	$9,774	$8,105	$498,561

December 31, 2012
U.S. Government agencies and corporations	$68,707	$1,132	$56	$69,783
State and political subdivisions	206,392	11,752	125	218,019
Mortgage-backed securities	56,149	3,110	—	59,259
Collateralized mortgage obligations	180,564	3,323	28	183,859
Collateralized debt obligations	2,371	—	1,616	755
Corporate debt securities	24,067	360	242	24,185
Total debt securities	538,250	19,677	2,067	555,860
Other equity securities	1,637	109	65	1,681
Total investment securities	$539,887	$19,786	$2,132	$557,541

The amortized cost and fair value of investment securities held-to-maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2013
State and political subdivisions	$19,888	$—	$1,326	$18,562
Mortgage-backed securities	28	3	—	31
Collateralized mortgage obligations	9,447	—	834	8,613
Corporate debt securities	3,262	—	277	2,985
Total	$32,625	$3	$2,437	$30,191

December 31, 2012
State and political subdivisions	$19,278	$199	$57	$19,420
Mortgage-backed securities	43	5	—	48
Collateralized mortgage obligations	10,090	116	—	10,206
Corporate debt securities	3,258	—	12	3,246
Total	$32,669	$320	$69	$32,920

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities with a carrying value of $202.8 million and $178.7 million at December 31, 2013 and 2012, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of December 31, 2013 and December 31, 2012. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$21,977	$867	$—	$—	$21,977	$867
State and political subdivisions	171	54,153	2,331	1,799	232	55,952	2,563
Collateralized mortgage obligations	18	110,142	3,164	5,047	330	115,189	3,494
Collateralized debt obligations	3	—	—	934	984	934	984
Corporate debt securities	3	7,430	93	1,561	49	8,991	142
Other equity securities	1	945	55	—	—	945	55
Total	199	$194,647	$6,510	$9,341	$1,595	$203,988	$8,105

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$15,359	$56	$—	$—	$15,359	$56
State and political subdivisions	27	7,221	125	—	—	7,221	125
Collateralized mortgage obligations	2	10,919	28	—	—	10,919	28
Collateralized debt obligations	5	—	—	755	1,616	755	1,616
Corporate debt securities	4	14,672	242	—	—	14,672	242
Other equity securities	1	754	65	—	—	754	65
Total	41	$48,925	$516	$755	$1,616	$49,680	$2,132

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	30	$17,420	$1,195	$1,142	$131	$18,562	$1,326
Collateralized mortgage obligations	1	8,613	834	—	—	8,613	834
Corporate debt securities	2	2,984	277	—	—	2,984	277
Total	33	$29,017	$2,306	$1,142	$131	$30,159	$2,437

		As of December 31, 2012
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	11	$3,672	$57	$—	$—	$3,672	$57
Corporate debt securities	1	2,371	12	—	—	2,371	12
Total	12	$6,043	$69	$—	$—	$6,043	$69
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

As of December 31, 2013 and 2012, the Company’s mortgage-backed securities portfolio consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, FNMA and GNMA. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.

At December 31, 2013, approximately 62% of the municipal obligations held by the Company were Iowa-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of December 31, 2013 and 2012.

At December 31, 2013, the Company owned five collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $8.8 million. The book value of these securities as of this date totaled $2.1 million after OTTI charges have been recognized. In December 2013 the Company was notified by the trustee of one of the collateralized debt obligations it owns that the security was in the process of being liquidated. The Company recorded a receivable for the expected amount of the liquidation payment and wrote-off the book value of the security. All of the Company's trust preferred collateralized debt obligations are in mezzanine tranches and are currently rated less than investment grade by Moody's Investor Services. They are secured by trust preferred securities of banks and insurance companies throughout the United States, and were rated as investment grade securities when purchased between March 2006 and December 2007. However, as the banking climate eroded during 2008, the securities experienced cash flow problems. Due to continued market deterioration in these securities, additional pre-tax charges to earnings were recorded from 2009 to 2012. The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company uses a discounted cash flow model to determine the estimated fair value of its pooled trust preferred collateralized debt obligations and to assess OTTI. The discounted cash flow analysis was performed in accordance with ASC Topic 325. The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows. The Company also reviewed

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a stress test of these securities to determine the degree to which additional deferrals or defaults in the collateral pool in excess of what the Company believed was probable, will negatively impact payments on individual securities.

As of December 31, 2013, the Company also owned $2.1 million of equity securities in banks and financial service-related companies, and $0.9 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act (the "CRA"). Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the years ended December 31, 2013 and 2012, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	Year Ended December 31,
	2013	2012
(in thousands)
Beginning balance	$7,379	$7,034
Additional credit losses:
Securities with no previous other than temporary impairment	—	—
Securities with previous other than temporary impairments	—	345
Reductions to credit losses:
Securities with previous other than temporary impairments, due to liquidation	(740)	—
Ending balance	$6,639	$7,379

It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy or the financial condition of the issuers deteriorate or the liquidity of certain securities remains depressed. As a result, there is a risk that additional OTTI may be realized in the future and any such amounts could be material to the Company's consolidated statements of operations.

The contractual maturity distribution of investment debt securities at December 31, 2013, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$14,753	$14,959	$185	$185
Due after one year through five years	105,845	108,406	2,574	2,522
Due after five years through ten years	103,847	105,127	7,780	7,517
Due after ten years	60,481	58,504	12,611	11,323
Debt securities without a single maturity date	209,307	208,508	9,475	8,644
Total	$494,233	$495,504	$32,625	$30,191

Mortgage-backed and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Other equity securities available for sale with an amortized cost of $2.7 million and a fair value of $3.1 million are also excluded from this table.

Proceeds from the sales of investment securities available for sale during 2013 were $12.4 million. During 2012 there were $18.3 million sales of investment securities available for sale, while in 2011 there were no sales of investment securities available for sale.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at December 31, 2013 and December 31, 2012 was $9.2 million and $11.1 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the Bank is required to hold is directly related

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the amount of FHLB advances borrowed. Because there are no available market values for this security, it is carried at cost and evaluated for potential impairment each quarter. No impairment charges have been recognized on these securities. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$144	$424	$490
Gross realized losses	(79)	—	—
Other-than-temporary impairment	—	(345)	(9)
	65	79	481
Equity securities:
Gross realized gains	—	381	—
Gross realized losses	—	—	—
Other-than-temporary impairment	—	—	—
	—	381	—
Total net realized gains and losses	$65	$460	$481

Note 3.	Loans Receivable and the Allowance for Loan Losses

The composition of allowance for loan losses, loans, and loan pool participations by portfolio segment, as of and for the years ended December 31, 2013 and 2012, were as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	For the Years Ended December 31, 2013 and 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Allowance for loan losses:
Individually evaluated for impairment	$125	$559	$513	$220	$6	$—	$1,423
Collectively evaluated for impairment	1,233	4,421	4,781	2,965	269	1,087	14,756
Total	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$64	$627	$88	$6	$1,346	$2,134
Loans receivable
Individually evaluated for impairment	$3,146	$3,521	$5,079	$1,664	$50	$—	$13,460
Collectively evaluated for impairment	94,021	260,130	429,345	272,462	18,994	—	1,074,952
Total	$97,167	$263,651	$434,424	$274,126	$19,044	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)*	$49	$1,302	$18,168	$3,823	$18	$4,307	$27,667

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Allowance for loan losses:
Individually evaluated for impairment	$159	$295	$293	$136	$6	$—	$889
Collectively evaluated for impairment	867	4,304	5,474	2,871	350	1,202	15,068
Total	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Loans acquired with deteriorated credit quality (loan pool participations)	$4	$77	$673	$240	$15	$1,125	$2,134
Loans receivable
Individually evaluated for impairment	$3,323	$1,806	$5,342	$886	$37	$—	$11,394
Collectively evaluated for impairment	81,403	236,810	434,642	251,990	19,045	—	1,023,890
Total	$84,726	$238,616	$439,984	$252,876	$19,082	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)*	$76	$2,379	$24,346	$4,788	$67	$6,128	$37,784
* The amount shown as “Unallocated” represents the carrying value of other real estate owned within the loan pool participation portfolio total.

The changes in the allowance for loan losses by portfolio segment, as of and for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(790)	(545)	(286)	(147)	—	(1,807)
Recoveries	36	70	479	67	27	—	679
Provision	335	1,101	(407)	397	39	(115)	1,350
Ending balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(2,345)	(129)	(537)	(90)	—	(3,101)
Recoveries	507	423	24	31	18	—	1,003
Provision	(690)	1,141	701	12	261	954	2,379
Ending balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
2011
Beginning balance	$827	$4,540	$5,255	$2,776	$323	$1,446	$15,167
Charge-offs	(425)	(1,440)	(1,280)	(503)	(153)	—	(3,801)
Recoveries	67	573	144	33	143	—	960
Provision	740	1,707	1,052	1,195	(146)	(1,198)	3,350
Ending balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
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

Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment are based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and industrial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's ability to establish relationships with the largest businesses in the areas in which the Company operates. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy does not continue to improve, this could harm or continue to harm the businesses of the Company’s commercial and industrial customers and reduce the value of the collateral securing these loans.

Commercial Real Estate - The Company offers mortgage loans to commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. The market value of real estate securing commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts than non-real estate loans, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the Company’s control or that of the borrower could negatively impact the future cash flow and market values of the affected properties.

Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those loans. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts than non-real estate loans, and the repayment of the loans generally is dependent, in large part, on the borrower's continuing financial stability, and is therefore more likely to be affected by adverse personal circumstances.

Consumer - Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate related loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles, mobile homes, and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. In addition, a decline in the United States economy could result in reduced employment, impacting the ability of customers to repay their obligations.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Reviewed Individually for Impairment
The Company identifies loans to be reviewed and evaluated individually for impairment based on current information and events and the probability that the borrower will be unable to repay all amounts due according to the contractual terms of the loan agreement. Specific areas of consideration include: size of credit exposure, risk rating, delinquency, nonaccrual status, and loan classification.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information on the Company's TDRs(1) by class of financing receivable occurring during the stated periods:

	For the Year Ended December 31,
	2013			2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial
Interest rate reduction	0	$—	$—	0	$—	$—	1	$53	$53
Amortization or maturity date change	10	1,546	1,546	1	551	551	0	—	—
Commercial real estate:
Construction and development
Interest rate reduction	0	—	—	0	—	—	1	607	80
Farmland
Interest rate reduction	0	—	—	2	2,475	2,388	0	—	—
Commercial real estate-other
Interest rate reduction	0	—	—	0	—	—	6	2,471	2,471
Amortization or maturity date change	2	165	136	0	—	—	0	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	2	164	169	0	—	—	1	194	198
Amortization or maturity date change	1	66	69	0	—	—	0	—	—
One- to four- family junior liens
Interest rate reduction	1	8	13	1	135	138	0	—	—
Total	16	$1,949	$1,933	4	$3,161	$3,077	9	$3,325	$2,802
(1) - TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs(1) within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended December 31,
	2013		2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial and industrial
Amortization or maturity date change	0	—	1	547	0	$—
Commercial real estate:
Commercial real estate-other
Interest rate reduction	0	—	0	—	5	1,388
Amortization or maturity date change	1	69	0	—	0	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	111	0	—	0	—
Total	2	$180	1	$547	5	$1,388
(1) - TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans Reviewed Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type (i.e. commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e. pass, special mention, and substandard). Homogeneous loans past due 60-89 days and 90+ days are classified special mention and substandard, respectively, for allocation purposes.

The Company's historical loss experience for each loan type is calculated using the fiscal quarter-end data for the most recent 20 quarters as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause probable losses to vary from historical data are incorporated in the form of adjustments to increase or decrease the loss rate applied

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to each group. These adjustments are documented and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurement assumptions.

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

Loans Reviewed Individually for Impairment
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value during the next calendar quarter. All loans that are to be charged-down are reserved against in the ALLL adequacy calculation. Loans that continue to have an investment basis that have been charged-down are monitored, and, if additional impairment is noted, the reserve requirement is increased on the individual loan.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s loans and loan pool participations by internally assigned credit quality indicators at December 31, 2013 and 2012:

	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
(in thousands)
2013
Agricultural	$93,187	$460	$3,520	$—	$—	$97,167
Commercial and industrial	239,485	11,097	11,786	—	—	262,368
Credit cards	1,010	1	17	—	—	1,028
Overdrafts	326	123	88	—	—	537
Commercial real estate:
Construction & development	56,112	14,984	1,493	—	—	72,589
Farmland	80,044	3,091	2,340	—	—	85,475
Multifamily	53,315	1,732	396	—	—	55,443
Commercial real estate-other	205,914	12,994	2,009	—	—	220,917
Total commercial real estate	395,385	32,801	6,238	—	—	434,424
Residential real estate:
One- to four- family first liens	213,815	3,994	2,859	—	—	220,668
One- to four- family junior liens	53,225	38	195	—	—	53,458
Total residential real estate	267,040	4,032	3,054	—	—	274,126
Consumer	18,643	57	62	—	—	18,762
Total	$1,015,076	$48,571	$24,765	$—	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$13,569	$—	$14,093	$—	$5	$27,667
2012
Agricultural	$80,657	$579	$3,490	$—	$—	$84,726
Commercial and industrial	211,344	12,473	13,376	—	—	237,193
Credit cards	967	4	30	—	—	1,001
Overdrafts	452	181	126	—	—	759
Commercial real estate:
Construction & development	72,916	9,493	4,385	—	—	86,794
Farmland	76,023	2,684	2,356	—	—	81,063
Multifamily	46,272	1,486	—	—	—	47,758
Commercial real estate-other	209,143	13,745	1,481	—	—	224,369
Total commercial real estate	404,354	27,408	8,222	—	—	439,984
Residential real estate:
One- to four- family first liens	191,712	4,478	1,552	—	—	197,742
One- to four- family junior liens	54,606	229	299	—	—	55,134
Total residential real estate	246,318	4,707	1,851	—	—	252,876
Consumer	18,604	70	71	—	—	18,745
Total	$962,696	$45,422	$27,166	$—	$—	$1,035,284
Loans acquired with deteriorated credit quality (loan pool participations)	$21,251	$—	$16,518	$—	$15	$37,784

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the amounts and categories of the Company’s impaired loans as of December 31, 2013 and 2012:

	As of December 31,
	2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,475	$1,975	$—	$1,600	$2,100	$—
Commercial and industrial	1,919	2,020	—	775	1,524	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	132	601	—	149	299	—
Farmland	93	107	—	75	88	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	587	612	—	1,722	1,887	—
Total commercial real estate	812	1,320	—	1,946	2,274	—
Residential real estate:
One- to four- family first liens	622	741	—	136	203	—
One- to four- family junior liens	50	50	—	41	41	—
Total residential real estate	672	791	—	177	244	—
Consumer	10	26	—	14	30	—
Total	$4,888	$6,132	$—	$4,512	$6,172	$—
With an allowance recorded:
Agricultural	$1,671	$1,671	$125	$1,723	$1,723	$159
Commercial and industrial	1,602	1,657	559	1,031	1,031	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	7	7	3	525	525	105
Farmland	2,311	2,461	219	2,316	2,466	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,949	2,164	291	555	555	141
Total commercial real estate	4,267	4,632	513	3,396	3,546	293
Residential real estate:
One- to four- family first liens	902	902	170	642	642	89
One- to four- family junior liens	90	90	50	67	67	47
Total residential real estate	992	992	220	709	709	136
Consumer	40	40	6	23	23	6
Total	$8,572	$8,992	$1,423	$6,882	$7,032	$889
Total:
Agricultural	$3,146	$3,646	$125	$3,323	$3,823	$159
Commercial and industrial	3,521	3,677	559	1,806	2,555	295
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	139	608	3	674	824	105
Farmland	2,404	2,568	219	2,391	2,554	47
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,536	2,776	291	2,277	2,442	141
Total commercial real estate	5,079	5,952	513	5,342	5,820	293
Residential real estate:
One- to four- family first liens	1,524	1,643	170	778	845	89
One- to four- family junior liens	140	140	50	108	108	47
Total residential real estate	1,664	1,783	220	886	953	136
Consumer	50	66	6	37	53	6
Total	$13,460	$15,124	$1,423	$11,394	$13,204	$889

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the average recorded investment and interest income recognized for each category of the Company’s impaired loans during the stated periods:

	For the Year Ended December 31,
	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,128	$114	$1,600	$60	$2,095	$54
Commercial and industrial	2,025	76	965	52	1,069	17
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	149	21	316	—	690	(15)
Farmland	101	8	83	8	3,765	149
Multifamily	—	—	—	—	—	—
Commercial real estate-other	593	25	1,770	72	2,263	69
Total commercial real estate	843	54	2,169	80	6,718	203
Residential real estate:
One- to four- family first liens	669	14	143	4	1,278	17
One- to four- family junior liens	50	1	43	3	70	2
Total residential real estate	719	15	186	7	1,348	19
Consumer	12	—	16	—	15	2
Total	$4,727	$259	$4,936	$199	$11,245	$295
With an allowance recorded:
Agricultural	$1,681	$51	$1,723	$50	$1,866	$58
Commercial and industrial	1,697	75	1,044	36	1,392	57
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	7	—	526	30	776	26
Farmland	2,315	110	2,504	114	329	—
Multifamily	—	—	—	—	249	18
Commercial real estate-other	1,921	55	559	18	1,173	64
Total commercial real estate	4,243	165	3,589	162	2,527	108
Residential real estate:
One- to four- family first liens	909	38	645	33	1,256	32
One- to four- family junior liens	92	1	68	2	92	5
Total residential real estate	1,001	39	713	35	1,348	37
Consumer	41	2	24	2	34	3
Total	$8,663	$332	$7,093	$285	$7,167	$263
Total:
Agricultural	$2,809	$165	$3,323	$110	$3,961	$112
Commercial and industrial	3,722	151	2,009	88	2,461	74
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	156	21	842	30	1,466	11
Farmland	2,416	118	2,587	122	4,094	149
Multifamily	—	—	—	—	249	18
Commercial real estate-other	2,514	80	2,329	90	3,436	133
Total commercial real estate	5,086	219	5,758	242	9,245	311
Residential real estate:
One- to four- family first liens	1,578	52	788	37	2,534	49
One- to four- family junior liens	142	2	111	5	162	7
Total residential real estate	1,720	54	899	42	2,696	56
Consumer	53	2	40	2	49	5
Total	$13,390	$591	$12,029	$484	$18,412	$558

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition and past due status of the Company’s loans at December 31, 2013 and 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
2013
Agricultural	$65	$23	$52	$140	$97,027	$97,167	$—
Commercial and industrial	610	876	960	2,446	259,922	262,368	213
Credit cards	—	1	17	18	1,010	1,028	17
Overdrafts	40	1	48	89	448	537	—
Commercial real estate:
Construction & development	84	—	56	140	72,449	72,589	—
Farmland	—	—	—	—	85,475	85,475	—
Multifamily	—	—	395	395	55,048	55,443	395
Commercial real estate-other	604	190	1,740	2,534	218,383	220,917	164
Total commercial real estate	688	190	2,191	3,069	431,355	434,424	559
Residential real estate:
One- to four- family first liens	1,891	869	984	3,744	216,924	220,668	540
One- to four- family junior liens	316	38	175	529	52,929	53,458	49
Total residential real estate	2,207	907	1,159	4,273	269,853	274,126	589
Consumer	17	62	36	115	18,647	18,762	7
Total	$3,627	$2,060	$4,463	$10,150	$1,078,262	$1,088,412	$1,385
2012
Agricultural	$96	$—	$—	$96	$84,630	$84,726	$—
Commercial and industrial	289	70	85	444	236,749	237,193	85
Credit cards	4	—	30	34	967	1,001	30
Overdrafts	82	6	39	127	632	759	—
Commercial real estate:
Construction & development	448	—	—	448	86,346	86,794	—
Farmland	—	—	—	—	81,063	81,063	—
Multifamily	—	—	—	—	47,758	47,758	—
Commercial real estate-other	892	295	67	1,254	223,115	224,369	67
Total commercial real estate	1,340	295	67	1,702	438,282	439,984	67
Residential real estate:
One- to four- family first liens	2,210	1,185	311	3,706	194,036	197,742	311
One- to four- family junior liens	233	189	75	497	54,637	55,134	75
Total residential real estate	2,443	1,374	386	4,203	248,673	252,876	386
Consumer	70	72	4	146	18,599	18,745	4
Total	$4,324	$1,817	$611	$6,752	$1,028,532	$1,035,284	$572
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

A non-accrual asset may be restored to an accrual status when (1) all past due principal and interest has been paid (excluding renewals and modifications that involve the capitalizing of interest) or (2) the loan becomes well secured with marketable collateral and is in the process of collection. An established track record of performance is also considered when determining accrual status.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
(in thousands)
Agricultural	$52	$64
Commercial and industrial	746	757
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction & development	139	149
Farmland	29	33
Multifamily	—	—
Commercial real estate-other	1,576	1,128
Total commercial real estate	1,744	1,310
Residential real estate:
One- to four- family first liens	543	550
One- to four- family junior liens	126	223
Total residential real estate	669	773
Consumer	29	34
Total	$3,240	$2,938

As of December 31, 2013, the Company had no commitments to lend additional funds to borrowers who have had a TDR loan.

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2013 and 2012, is as follows:

	For the Year Ended December 31,
	2013	2012
(in thousands)
Balance at beginning of year	$35,650	$50,052
Principal payments	(8,687)	(13,115)
Net charge-offs	(1,430)	(1,287)
Balance at end of year	$25,533	$35,650
Total face value at end of year	$80,902	$105,299

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

The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of December 31, 2013, approximately 66% of the loans were contractually current or less than 90 days past due, while 34% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 34% contractually past due includes loans in litigation and foreclosed property.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated all loans under the ASC Topic 310 criteria as of December 31, 2013 and 2012 and determined that certain loans did not meet the criteria for level-yield income recognition required by ASC Topic 310. The outstanding balance of those loans was $76.9 million with a carrying value of $24.6 million as of December 31, 2013, and $98.3 million and $32.5 million, respectively, as of December 31, 2012. Income from these loans is realized on a cash basis, or when payments are actually received from the borrower.

The outstanding balances and carrying values as of December 31, 2013 and 2012, of the loans purchased that met the level-yield income recognition criteria under ASC Topic 310 are as follows:

	As of December 31,
	2013	2012
(in thousands)
Agricultural	$—	$—
Commercial	502	526
Real Estate:
1-4 family residences	229	341
Agricultural	—	51
Land development	—	—
Multifamily residences	—	363
Commercial	2,320	4,025
Total real estate	2,549	4,780
Total	$3,051	$5,306
Allowance	(48)	(80)
Carrying amount, net of allowance	$3,003	$5,226

Changes in accretable yield on the loans that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

	Accretable Yield December 31,
	2013	2012
(in thousands)
Balance at beginning of year	$2,627	$3,322
Additions	—	—
Accretions	(383)	(641)
Reclassifications to nonaccretable differences	—	(54)
Balance at end of year	$2,244	$2,627
Cash flows expected to be collected at acquisition	$8,128	$11,507
Basis in acquired loans at acquisition	$4,638	$7,046

Note 4.	Premises and Equipment

Premises and equipment as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
(in thousands)
Land	$4,836	$4,841
Buildings and leasehold improvements	30,287	30,182
Furniture and equipment	17,506	14,399
Premises and equipment	52,629	49,422
Accumulated depreciation and amortization	24,947	23,813
Premises and equipment, net	$27,682	$25,609

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and equipment depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $2.3 million and $2.5 million, respectively.

Note 5.	Intangible Assets

Intangible assets decreased to $8.8 million as of December 31, 2013, from $9.5 million as of December 31, 2012, as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated useful life of the core deposit intangible, customer list intangible and insurance agency intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives.

The trade name intangible is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded on this asset in 2013, 2012, or 2011.

The following table summarizes the amounts and carrying values of intangible assets as of December 31, 2013 and 2012:

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
(dollars in thousands)	(years)
December 31, 2013
Other intangible assets:
Insurance agency intangible	8	$1,320	$850	$470
Core deposit premium	5	5,433	4,322	1,111
Trade name intangible	—	7,040	—	7,040
Customer list intangible	10	330	145	185
Total		$14,123	$5,317	$8,806

December 31, 2012
Other intangible assets:
Insurance agency intangible	9	$1,320	$728	$592
Core deposit premium	6	5,433	3,803	1,630
Trade name intangible	—	7,040	—	7,040
Customer list intangible	11	330	123	207
Total		$14,123	$4,654	$9,469

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Customer
	Agency	Deposit	List
	Intangible	Premium	Intangible	Totals
(in thousands)
Year ending December 31,
2014	$105	$420	$22	$547
2015	89	321	21	431
2016	72	222	20	314
2017	55	123	19	197
2018	38	25	18	81
Thereafter	111	—	85	196
Total	$470	$1,111	$185	$1,766

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Other Assets

The components of the Company’s other assets as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
(in thousands)
Federal Home Loan Bank Stock	$9,226	$11,087
Prepaid expenses	1,030	5,211
Mortgage servicing rights	2,298	1,484
Accounts receivable & other miscellaneous assets	2,006	2,600
	$14,560	$20,382

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

Mortgage servicing rights are recorded at fair value based on assumptions provided by a third-party valuation service. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Note 7.	Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $362.9 million and $358.4 million at December 31, 2013 and 2012, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 8.	Time Deposits

At December 31, 2013, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2014	$306,354
2015	95,913
2016	38,237
2017	18,967
2018	5,850
Thereafter	30
Total	$465,351

The Company had $12.9 million in brokered time deposits through the CDARS program as of December 31, 2013. The CDARS program coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Note 9.	Short-Term Borrowings

At December 31, 2013 and 2012, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.4 million and $11.9 million, respectively. As of December 31, 2013, the Bank had $12.7 million of municipal securities pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured Federal Funds agreements with correspondent banks. As of December 31, 2013 and 2012 there were $5.5 million and zero borrowings through these correspondent bank federal funds agreements, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities sold under repurchase agreements are used by the Company to acquire funds from customers where the customer is required or desires to have its funds supported by collateral consisting of U.S. Treasury securities, U.S. Government agencies or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them within one to four days after the transaction date at that same price plus interest accrued at an agreed upon rate. As of December 31, 2013 and December 31, 2012, the Company’s balance of securities sold under repurchase agreements was $61.2 million and $68.8 million, respectively. The weighted average interest rate on these agreements was 0.21% and 0.30% at December 31, 2013 and 2012, respectively.

Note 10.	Federal Home Loan Bank Borrowings and Long-Term Debt

As a member of The Federal Home Loan Bank of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. As of December 31, 2013, the Bank had $264.0 million of collateral pledged to the FHLB. As of December 31, 2013 and 2012, Federal Home Loan Bank borrowings were as follows:

	Rates			Amount
	Minimum		Maximum	2013	2012
(in thousands)
Due in 2013	0.84%	to	5.97%	$—	$35,300
Due in 2013(1)	2.63%	to	2.63%	—	5,000
Due in 2014	1.25%	to	3.40%	39,900	39,820
Due in 2015	2.06%	to	3.00%	20,000	20,000
Due in 2016	1.13%	to	2.46%	17,000	10,000
Due in 2017	1.09%	to	2.78%	10,000	5,000
Due in 2018	1.30%	to	1.30%	5,000	5,000
Thereafter	1.42%	to	1.75%	15,000	—
Total				$106,900	$120,120
(1) Callable quarterly.

In connection with the Company’s merger with the Former MidWestOne in March 2008, the Company acquired $15.6 million in long-term subordinated debt from the Former MidwestOne’s issuance of a pooled trust preferred security. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, do not require any principal amortization and became callable on December 15, 2012 at par, and are callable in whole or in part, on any interest payment date thereafter, at the Company’s option. The interest rate was fixed on $7.8 million of the debt until December 15, 2012, at an interest rate of 6.48%, after which the rate became variable, as is the case with the remaining balance of the debt. The variable rate is based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At December 31, 2013, the interest rate was 1.83%. During 2013 the interest rate ranged from 1.90% to 1.83%. Interest expense recorded during 2013 and 2012 was $0.3 million and $0.7 million, respectively.

Note 11.	Income Taxes

Income taxes for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	December 31,
	2013	2012	2011
(in thousands)
Current:
Federal	$6,841	$4,165	$4,147
State	1,259	1,103	851
Deferred	(1,454)	(54)	(389)
Total income tax provision	$6,646	$5,214	$4,609

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provisions for the years ended December 31, 2013, 2012 and 2011 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% for the year ended December 31, 2013, and 34% for the years of 2012 and 2011, to the income before income taxes because of the following items:

	2013	2012	2011
(in thousands)
Expected provision	$8,839	$7,394	$6,093
Tax-exempt interest	(2,345)	(2,213)	(1,722)
Bank-owned life insurance	(322)	(323)	(322)
State income taxes, net of federal income tax benefit	776	723	604
Other	(302)	(367)	(44)
Total income tax provision	$6,646	$5,214	$4,609

Net deferred tax assets as of December 31, 2013 and 2012 consisted of the following components:

	December 31,
	2013	2012
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,753	$6,688
Deferred compensation	1,076	1,123
Net operating losses	3,089	2,894
Impairment losses on securities	2,613	2,812
Other real estate owned	767	268
Nonaccrual interest	434	387
Other	931	781
Gross deferred tax assets	16,663	14,953

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	2,012	2,174
Federal Home Loan Bank stock	132	129
Purchase accounting adjustments	895	1,115
Mortgage servicing rights	871	548
Prepaid expenses	105	190
Unrealized gains on investment securities	620	6,584
Deferred loan fees	238	194
Other	315	163
Gross deferred tax liabilities	5,188	11,097
Net deferred income tax asset	11,475	3,856
Valuation allowance	3,281	3,080
Net deferred tax asset	$8,194	$776

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry forwards and certain impairment losses on investment securities. The Iowa net operating loss carry forwards amounting to approximately $35.1 million will expire in various amounts from 2019 to 2033. As of December 31, 2013 and 2012, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return, as well as certain impairment and capital losses on securities at the federal and state level, would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carry forwards and certain impairment losses on securities. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2013 and 2012.

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

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The 401(k) contribution expense for this plan totaled $647,000, $667,000 and $629,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for this plan totaled $609,000, $635,000 and $534,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a salary continuation plan for several officers and directors. These plans provide annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2013, 2012 and 2011 totaled $350,000, $359,000 and $372,000, respectively. To provide the retirement benefits, the Company carries life insurance policies which had cash values totaling $13.9 million, $13.5 million and $13.0 million at December 31, 2013, 2012 and 2011, respectively.

Note 13.	Stock Compensation Plans

The Company maintains the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “Plan”) as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 750,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2013 and 2012, 514,191 and 496,614 shares, respectively, of the Company’s common stock remained available for future awards under the Plan.

During 2013, the Company recognized $384,000 of stock based compensation expense, which consisted of $380,000 of expense related to restricted stock unit grants and $4,000 of expense related to stock option grants. In comparison, during 2012, the Company recognized $266,000 of stock-based compensation expense, which consisted of $234,000 for restricted stock unit grants and $32,000 for stock option grants, while total stock-based compensation expense in 2011 was $220,000 which consisted of $171,000 for restricted stock unit grants and $49,000 for stock option grants.

Incentive Stock Options:
The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company’s consolidated statements of operations over the requisite service periods using a straight-line method. The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

The stock options have a maximum term of ten years, an exercise price equal to the fair market value of a share of stock on the date of grant and vest 25% per year over four years, with the first vesting date being the one-year anniversary of the grant date.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity for the year ended December 31, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at December 31, 2012	107,476	$17.55
Granted	—	—
Exercised	(56,314)	19.00
Forfeited	—	—
Expired	(3,572)	20.03
Outstanding at December 31, 2013	47,590	$15.66	3.34	$549
Exercisable at December 31, 2013	47,590	$15.66	3.34	$549

During 2013, the Company received $320,000 of cash from the exercise of stock option awards and recorded a $37,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $362,000 from the exercise of these stock options during 2013. In comparison, Plan participants realized an intrinsic value of $278,000 and $22,000 from the exercise of stock options during 2012 and 2011, respectively. As of December 31, 2013, there were no remaining total compensation costs related to nonvested stock options that have not yet been recognized.

There were no stock option awards granted in 2013, 2012, or 2011.

Restricted Stock Units:
Under the Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of the grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of awards ultimately expected to vest. Each restricted stock unit entitles the recipient to receive one share of stock on the vesting date. Generally, for employee awards, the restricted stock units vest 25% per year over four years, with the first vesting date being the one-year anniversary of the grant date, or 100% upon the death or disability of the recipient, or upon change of control (as defined in the Plan) of the Company. Beginning with the awards granted with an effective date of May 15, 2013, the restricted stock units awarded to directors vest 100% one year from the date of the award. Director awards made prior to May 15, 2013 generally vest 25% per year over four years. If a participant terminates employment or service prior to the end of the continuous service period, the unearned portion of the stock unit award may be forfeited, at the discretion of the Company’s Compensation Committee. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2013:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2012	52,112	$8.17
Granted	21,700	23.10
Vested	(19,585)	12.84
Forfeited	(1,830)	20.10
Nonvested at December 31, 2013	52,397	$18.24

The fair value of restricted stock unit awards that vested during 2013 was $533,000, compared to $324,000 and $153,000 during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $594,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.4 years.

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

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2013	2012	2011
(dollars in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$18,607	$16,534	$13,311
Preferred stock dividends and discount accretion	—	—	(645)
Net income available to common shareholders	$18,607	$16,534	$12,666

Denominator:
Weighted average shares outstanding	8,477,904	8,485,008	8,604,872
Basic earnings per common share	$2.19	$1.95	$1.47

Diluted earnings per common share computation
Numerator:
Net income	$18,607	$16,534	$13,311
Preferred stock dividends and discount accretion	—	—	(645)
Net income available to common shareholders	$18,607	$16,534	$12,666

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,525,119	8,527,544	8,632,856
Diluted earnings per common share	$2.18	$1.94	$1.47

Note 15.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they were subject.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements is presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At December 31, 2013:
Consolidated:
Total capital/risk based	$200,714	14.62%	$109,812	8.00%	N/A	N/A
Tier 1 capital/risk based	183,361	13.36	54,906	4.00	N/A	N/A
Tier 1 capital/adjusted average	183,361	10.55	69,491	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$183,646	13.49%	$108,903	8.00%	$136,128	10.00%
Tier 1 capital/risk based	166,612	12.24	54,451	4.00	81,677	6.00
Tier 1 capital/adjusted average	166,612	9.65	69,063	4.00	86,329	5.00
At December 31, 2012:
Consolidated:
Total capital/risk based	$185,557	13.80%	$107,456	8.00%	N/A	N/A
Tier 1 capital/risk based	168,729	12.56	53,728	4.00	N/A	N/A
Tier 1 capital/adjusted average	168,729	9.65	69,932	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$166,949	12.55%	$106,398	8.00%	$132,998	10.00%
Tier 1 capital/risk based	150,304	11.30	53,199	4.00	79,799	6.00
Tier 1 capital/adjusted average	150,304	8.66	69,386	4.00	86,733	5.00

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

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $1.6 million as of both December 31, 2013 and 2012, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2013 and 2012, is as follows:

	December 31,
	2013	2012
(in thousands)
Commitments to extend credit	$263,887	$287,194
Commitments to sell loans	357	1,195
Standby letters of credit	4,491	4,619
Total	$268,735	$293,008

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At both December 31, 2013 and 2012, the amount recorded as liabilities for the Bank’s potential obligations under these guarantees was $0.2 million.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 65% of the loans are real estate loans and approximately 17% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. Investment securities of Iowa political subdivisions totaled $140.0 million as of December 31, 2013. No individual municipality exceeded $5.0 million.

Note 17.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
(in thousands)
Balance, beginning	$21,935	$20,861
Net decrease due to change in related parties	(150)	(102)
Advances	2,310	5,387
Collections	(1,703)	(4,211)
Balance, ending	$22,392	$21,935

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $7.3 million and $9.9 million as of December 31, 2013 and 2012, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.
The Company has from time to time engaged Neumann Monson, P.C. (“Neumann Monson”), an architectural services firm headquartered in Iowa City for which Kevin Monson, Chairman of the Company, is President, Managing Partner and majority owner, to perform architectural and design services with respect to the Company's offices. During 2013, the Company paid Neumann Monson $2,289,000 for such services. The engagement of Neumann Monson to provide the services described was reviewed by our Audit Committee, which also monitors the level of services by Neumann Monson on a periodic basis. Apart from the approval and monitoring process involving the Audit Committee, Neumann Monson was retained in the ordinary course of business and the Company believes that such services are provided to the Company on terms no less favorable than those that would have been realized in transactions with unaffiliated parties.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of five investments in collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The Company has determined that the observable market data associated with these assets do not represent orderly transactions and reflect forced liquidations or distressed sales. Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2013 and 2012. There were no liabilities subject to fair value measurement on a recurring basis as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$44,939	$—	$44,939	$—
State and political subdivisions	210,796	—	210,796	—
Mortgage-backed securities	39,285	—	39,285	—
Collateralized mortgage obligations	169,223	—	169,223	—
Corporate debt securities	29,944	—	29,944	—
Collateralized debt obligations	1,317	—	—	1,317
Total available for sale debt securities	495,504	—	494,187	1,317
Available for sale equity securities:
Other equity securities	3,057	3,057	—	—
Total available for sale equity securities	3,057	3,057	—	—
Total securities available for sale	$498,561	$3,057	$494,187	$1,317

Mortgage servicing rights	$2,298	$—	$—	$2,298

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$69,783	$—	$69,783	$—
State and political subdivisions	218,019	—	218,019	—
Mortgage-backed securities	59,256	—	59,256	—
Collateralized mortgage obligations	183,862	—	183,862	—
Corporate debt securities	24,185	—	24,185	—
Collateralized debt obligations	755	—	—	755
Total available for sale debt securities	555,860	—	555,105	755
Available for sale equity securities:
Other equity securities	1,681	1,681	—	—
Total available for sale equity securities:	1,681	1,681	—	—
Total securities available for sale	$557,541	$1,681	$555,105	$755

Mortgage servicing rights	$1,484	$—	$—	$1,484

There were no transfers of assets between levels of the fair value hierarchy during the years ended December 31, 2013 and 2012.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the years ended December 31, 2013 and 2012:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$755	$1,484	$806	$1,265
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	(18)	293	(345)	(500)
Included in other comprehensive income	822	—	294	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	521	—	719
Sales	—	—	—	—
Settlements	(242)	—	—	—
Ending Balance	$1,317	$2,298	$755	$1,484

In December 2013 the Company was notified by the trustee of one of the collateralized debt obligations it owns that the security was in the process of being liquidated. The Company recorded a receivable for the expected amount of the liquidation payment and wrote-off the book value of the security.

The following table presents the amount of gains and losses included in earnings and other comprehensive income for the years ended December 31, 2013 and 2012 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	2013		2012
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains (losses) for the period in earnings*	$(18)	$814	$(345)	$219

Change in unrealized losses for the period included in other comprehensive income	822	—	294	—
* Losses on collateralized debt obligations are included in gain on sale or call of available for sale securities, while gains on mortgage servicing rights are included in mortgage origination and loan servicing fees, both in the consolidated statements of operations.
Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered OTTI. OTTI tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down that is reflected directly in the Company’s consolidated statements of operations.

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

Other Real Estate Owned (“OREO”) - OREO represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the carrying amount of the loan at the time of acquisition, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals as well as independent fair value assessments from

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

real estate brokers or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable, the valuations are classified as Level 3.

The following table discloses the Company’s estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2013 and 2012, as more fully described below.

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,043	—	—	1,043
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	136	—	—	136
Farmland	65	—	—	65
Multifamily	—	—	—	—
Commercial real estate-other	1,786	—	—	1,786
Total commercial real estate	1,987	—	—	1,987
Residential real estate:
One- to four- family first liens	186	—	—	186
One- to four- family junior liens	30	—	—	30
Total residential real estate	216	—	—	216
Consumer	44	—	—	44
Collateral dependent impaired loans	3,290	—	—	3,290
Other real estate owned	1,770	—	—	1,770

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurement at December 31, 2012 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,106	—	—	1,106
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	496	—	—	496
Farmland	—	—	—	—
Multifamily	—	—	—	—
Commercial real estate-other	501	—	—	501
Total commercial real estate	997	—	—	997
Residential real estate:
One- to four- family first liens	114	—	—	114
One- to four- family junior liens	19	—	—	19
Total residential real estate	133	—	—	133
Consumer	32	—	—	32
Collateral dependent impaired loans	2,268	—	—	2,268
Other real estate owned	3,278	—	—	3,278

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2013 and 2012. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$24,890	$24,890	$24,890	$—	$—
Investment securities:
Available for sale	498,561	498,561	3,057	494,187	1,317
Held to maturity	32,625	30,191	—	30,191	—
Total investment securities	531,186	528,752	3,057	524,378	1,317
Loans held for sale	357	367	—	—	367
Loans, net:
Agricultural	95,712	95,609	—	—	95,609
Commercial and industrial	257,153	256,257	—	—	256,257
Credit cards	998	998	—	—	998
Overdrafts	415	415	—	—	415
Commercial real estate:
Construction and development	71,433	71,569	—	—	71,569
Farmland	84,387	85,058	—	—	85,058
Multifamily	54,883	54,953	—	—	54,953
Commercial real estate-other	217,993	219,213	—	—	219,213
Total commercial real estate	428,696	430,793	—	—	430,793
Residential real estate:
One- to four- family first liens	217,765	218,257	—	—	218,257
One- to four- family junior liens	52,903	53,798	—	—	53,798
Total residential real estate	270,668	272,055	—	—	272,055
Consumer	18,591	18,638	—	—	18,638
Total loans, net	1,072,233	1,074,765	—	—	1,074,765
Loan pool participations, net	25,533	25,533	—	—	25,533
Accrued interest receivable	10,409	10,409	10,409	—	—
Federal Home Loan Bank stock	9,226	9,226	—	9,226	—
Financial liabilities:
Deposits:
Non-interest-bearing demand	222,359	222,359	222,359	—	—
Interest-bearing checking	592,673	592,673	592,673	—	—
Savings	94,559	94,559	94,559	—	—
Certificates of deposit under $100,000	256,283	256,549	—	256,549	—
Certificates of deposit $100,000 and over	209,068	209,543	—	209,543	—
Total deposits	1,374,942	1,375,683	909,591	466,092	—
Federal funds purchased and securities sold under agreements to repurchase	66,665	66,665	66,665	—	—
Federal Home Loan Bank borrowings	106,900	107,356	—	—	107,356
Long-term debt	15,464	9,872	—	—	9,872
Accrued interest payable	765	765	765	—	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,191	$47,191	$47,191	$—	$—
Investment securities:
Available for sale	557,541	557,541	1,681	555,105	755
Held to maturity	32,669	32,920	—	32,920	—
Total investment securities	590,210	590,461	1,681	588,025	755
Loans held for sale	1,195	1,224	—	—	1,224
Loans, net:
Agricultural	83,602	83,180	—	—	83,180
Commercial and industrial	232,337	230,615	—	—	230,615
Credit cards	982	982	—	—	982
Overdrafts	562	562	—	—	562
Commercial real estate:
Construction and development	84,645	84,335	—	—	84,335
Farmland	80,425	79,931	—	—	79,931
Multifamily	47,407	47,450	—	—	47,450
Commercial real estate-other	221,229	222,421	—	—	222,421
Total commercial real estate	433,706	434,137	—	—	434,137
Residential real estate:
One- to four- family first liens	195,126	193,906	—	—	193,906
One- to four- family junior liens	54,449	54,808	—	—	54,808
Total residential real estate	249,575	248,714	—	—	248,714
Consumer	18,563	18,631	—	—	18,631
Total loans, net	1,019,327	1,016,821	—	—	1,016,821
Loan pool participations, net	35,650	35,650	—	—	35,650
Accrued interest receivable	10,292	10,292	10,292	—	—
Federal Home Loan Bank stock	11,087	11,087	—	11,087	—
Financial liabilities:
Deposits:
Non-interest bearing demand	190,491	190,491	190,491	—	—
Interest-bearing checking	582,283	582,283	582,283	—	—
Savings	91,603	91,603	91,603	—	—
Certificates of deposit under $100,000	312,489	314,978	—	314,978	—
Certificates of deposit $100,000 and over	222,867	224,311	—	224,311	—
Total deposits	1,399,733	1,403,666	864,377	539,289	—
Federal funds purchased and securities sold under agreements to repurchase	68,823	68,823	68,823	—	—
Federal Home Loan Bank borrowings	120,120	123,202	—	—	123,202
Long-term debt	15,464	9,939	—	—	9,939
Accrued interest payable	1,475	1,475	1,475	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2013, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2013	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateralized debt obligations	$1,317	Discounted cash flows	Pretax discount rate	15.00%	15.00%	15.00%
			Actual defaults	14.00%	17.40%	15.30%
			Actual deferrals	4.70%	16.00%	8.70%
			Projected defaults	10.40%	13.00%	10.90%
Collateral dependent impaired loans:
Commercial and industrial	1,043	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Construction & development	136	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Farmland	65	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Commercial real estate-other	1,786	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Residential real estate one- to four-	186	Modified appraised value	Third party appraisal	NM *	NM *	NM *
family first liens			Appraisal discount	NM *	NM *	NM *
Residential real estate one- to four-	30	Modified appraised value	Third party appraisal	NM *	NM *	NM *
family junior liens			Appraisal discount	NM *	NM *	NM *
Consumer	44	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Mortgage servicing rights	2,298	Discounted cash flows	Constant prepayment rate	6.77%	17.15%	7.64%
			Pretax discount rate	10.00%	13.00%	10.17%
Other real estate owned	1,770	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	Variable Interest Entities

The Company has invested in certain participation certificates of loan pools which are purchased, held and serviced by the third-party independent servicing corporation. The Company’s portfolio holds approximately 95% of participation interests in pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska, in which the Company participates. SRC’s owner holds the remaining interest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.

These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction) SRC’s due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, the Company’s management reviewed this information and decided if it wished to continue in the process. If the decision to consider a bid was made, SRC conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses and changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan on a cents-per-dollar (discounted price) basis based on SRC’s assessment of the recovery potential of each loan.

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

Loan pool participations are shown on the Company’s consolidated balance sheets as a separate asset category. The original carrying value or investment basis of loan pool participations is the discounted price paid by the Company to acquire its interests, which, as noted, is less than the face amount of the underlying loans. The Company’s investment basis is reduced as SRC recovers principal on the loans and remits its share to the Company or as loan balances are written off as uncollectible.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.	Parent Company Only Financial Information

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2013 and 2012 (parent company only):

	As of December 31,
	2013	2012
(in thousands)
Balance Sheets
Assets:
Cash	$5,781	$5,777
Investment in subsidiaries	177,190	171,528
Marketable equity securities, available for sale	2,111	1,681
Loan pool participations, net	3,409	6,128
Income tax receivable	75	8
Deferred income taxes	729	269
Other assets	4,447	4,282
Total assets	$193,742	$189,673
Liabilities and Shareholders’ Equity
Liabilities:
Long-term debt	$15,464	$15,464
Other liabilities	262	277
Total liabilities	15,726	15,741
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	8,690	8,690
Additional paid-in capital	80,506	80,383
Treasury stock	(3,702)	(3,316)
Retained earnings	91,473	77,125
Accumulated other comprehensive income	1,049	11,050
Total shareholders’ equity	178,016	173,932
Total liabilities and shareholders’ equity	$193,742	$189,673

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2013, 2012, and 2011 (parent company only):

	Year Ended December 31,
	2013	2012	2011
(in thousands)
Statements of Income
Dividends received from subsidiaries	$4,006	$5,520	$18,863
Interest income and dividends on marketable equity securities	33	168	190
Interest and discount on loan pool participations	(940)	(2,149)	(1,474)
Investment securities gains	—	381	—
Interest on long-term debt	(296)	(656)	(657)
Operating expenses	(1,034)	(1,064)	(983)
Income before income taxes and equity in subsidiaries’ undistributed income	1,769	2,200	15,939
Income tax benefit	(890)	(1,355)	(1,030)
Income before equity in subsidiaries’ undistributed income (loss)	2,659	3,555	16,969
Equity in subsidiaries’ undistributed income (loss)	15,948	12,979	(3,658)
Net income	$18,607	$16,534	$13,311

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2013, 2012, and 2011 (parent company only):

	Year Ended December 31,
	2013	2012	2011
(in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$18,607	$16,534	$13,311
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries, net of dividends and distributions	(15,948)	(12,979)	3,658
Depreciation	—	—	2
Deferred income taxes	(583)	(106)	1
Investment securities gain	—	(381)	—
Stock based compensation	384	266	220
Increase in other assets	(232)	(158)	(85)
Increase (decrease) in other liabilities	(15)	4	(31)
Net cash provided by operating activities	2,213	3,180	17,076
Cash flows from investing activities
Proceeds from sales of investment securities	2	1,131	—
Purchase of investment securities	(24)	(1,192)	(10)
Loan participation pools, net	2,719	5,834	801
Proceeds from sales of premises and equipment	—	—	7
Net cash provided by investing activities	2,697	5,773	798
Cash flows from financing activities:
Stock options exercised	320	590	83
Repurchase of common stock	(967)	(1,810)	(1,498)
Dividends paid	(4,259)	(3,054)	(2,404)
Redemption of preferred stock	—	—	(16,000)
Repurchase of common stock warrant	—	—	(1,000)
Net cash used in financing activities	(4,906)	(4,274)	(20,819)
Increase (decrease) in cash	4	4,679	(2,945)
Cash Balance:
Beginning	5,777	1,098	4,043
Ending	$5,781	$5,777	$1,098

Note 21.	Segment Reporting

The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, loan pools and investments.

Note 22.	Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2013, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2013 have been recognized in the consolidated financial statements for the period ended December 31, 2013. Events or transactions that provided evidence about conditions that did not exist at December 31, 2013, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2013.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 21, 2014, the Board of Directors of the Company declared a cash dividend of $0.145 per share payable on March 17, 2014 to shareholders of record as of the close of business on March 1, 2014.

On January 27, 2014, the Company sold its remaining five collateralized debt obligation investment securities for a net gain on sale of $0.8 million.

Pursuant to the Company’s share repurchase program approved on January 15, 2013 the Company has purchased 29,466 shares of common stock subsequent to December 31, 2013 and through March 4, 2014 for a total cost of $0.7 million inclusive of transaction costs, leaving $3.3 million remaining available under the program.

Note 23.	Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2013
Interest income	$16,020	$16,116	$16,768	$17,190
Interest expense	2,723	2,851	3,159	3,399
Net interest income	13,297	13,265	13,609	13,791
Provision for loan losses	300	250	600	200
Noninterest income	3,234	3,800	3,713	3,981
Noninterest expense	10,225	10,283	10,585	10,994
Income before income taxes	6,006	6,532	6,137	6,578
Income tax expense	1,584	1,668	1,606	1,788
Net income	$4,422	$4,864	$4,531	$4,790
Net income per common share - basic	$0.52	$0.57	$0.54	$0.56
Net income per common share - diluted	$0.52	$0.57	$0.53	$0.56
2012
Interest income	$16,924	$17,586	$17,277	$17,515
Interest expense	3,767	3,867	4,051	4,267
Net interest income	13,157	13,719	13,226	13,248
Provision for loan losses	650	575	575	579
Noninterest income	4,111	3,258	8,167	4,201
Noninterest expense	10,864	10,713	16,580	10,803
Income before income taxes	5,754	5,689	4,238	6,067
Income tax expense	1,402	1,451	726	1,635
Net income	$4,352	$4,238	$3,512	$4,432
Net income per common share - basic	$0.51	$0.50	$0.42	$0.52
Net income per common share - diluted	$0.51	$0.50	$0.41	$0.52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On November 4, 2013, the Company formally engaged McGladrey LLP (“McGladrey”) as the Company's independent registered public accounting firm for the fiscal year beginning January 1, 2014. The appointment of McGladrey will result in the dismissal of KPMG LLP ("KPMG") as the Company's independent registered public accounting firm. The decision to change accounting firms was the result of a request for proposal process in which the Company evaluated the credentials of several firms, and was previously approved by the Audit Committee of the Board of Directors.

During the fiscal years ended December 31, 2013, 2012, and 2011, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with KPMG on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in its audit reports on the Company's consolidated financial statements for such years.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. KPMG LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.:

We have audited MidWestOne Financial Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, MidWestOne Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Des Moines, Iowa
March 6, 2014

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2013 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2013 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2013 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2013 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2013 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Schedules
The Consolidated Financial Statements of MidWestOne Financial Group, Inc. and Subsidiaries are included in Item 8 of this report.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 6, 2014	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 6, 2014
Charles N. Funk	Director (principal executive officer)

Executive Vice President
/s/ GARY J. ORTALE	and Chief Financial Officer	March 6, 2014
Gary J. Ortale	(principal financial officer and
principal accounting officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 6, 2014
Kevin W. Monson

/s/ RICHARD R. DONOHUE	Director	March 6, 2014
Richard R. Donohue

/s/ JOHN S. KOZA	Director	March 6, 2014
John S. Koza

/s/ ROBERT J. LATHAM	Director	March 6, 2014
Robert J. Latham

/s/ TRACY S. MCCORMICK	Director	March 6, 2014
Tracy S. McCormick

/s/ BARBARA J. KNIFF - MCCULLA	Director	March 6, 2014
Barbara J. Kniff - McCulla

/s/ JOHN P. POTHOVEN	Director	March 6, 2014
John P. Pothoven

/s/ WILLIAM N. RUUD	Director	March 6, 2014
William N. Ruud

/s/ RICHARD J. SCHWAB	Director	March 6, 2014
Richard J. Schwab

/s/ ROBERT D. WERSEN	Director	March 6, 2014
Robert D. Wersen

/s/ STEPHEN L. WEST	Director	March 6, 2014
Stephen L. West

/s/ R. SCOTT ZAISER	Director	March 6, 2014
R. Scott Zaiser

INDEX TO EXHIBITS

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Appendix A of the Joint Proxy Statement-Prospectus
	September 11, 2007, between ISB Financial Corp.	constituting part of the Company’s Amendment No. 2
	and MidWestOne Financial Group, Inc.	to Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Second Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on July 17, 2013

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

10.1	States Resources Corp. Loan Participation and Servicing	Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.’s
	Agreement, dated February 5, 1999 between States	Form 10-K for the year ended December 31, 1999
Resources Corp. and MidWestOne Financial Group, Inc.
(as successor in interest to Mahaska Investment
Company)

10.2	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s
	Ownership Plan & Trust, as amended and restated	Form 10-K for the year ended December 31, 2006

10.3	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.’s
Form 10-K for the year ended December 31, 1997

10.4	MidWestOne Financial Group, Inc. 2006 Stock	Appendix A of Former MidWestOne Financial Group, Inc.’s
	Incentive Plan	Definitive Proxy Statement on Schedule 14A filed with the
SEC on March 21, 2006

10.5	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

Exhibit
Number	Description	Incorporated by Reference to:

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.7	Employment Agreement between MidWestOne Financial	Exhibit 10.2 to the Company’s Current Report on
	Group, Inc. and Kent L. Jehle, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.11 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and W. Richard Summerwill, dated January 1,	November 27, 2007
1998

10.9	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001	November 27, 2007

10.10	First Amended and Restated Supplemental Retirement	Exhibit 10.10 to the Company’s Form 10-K for the year
	Agreement between Iowa State Bank & Trust Company	ended December 31, 2012
(now known as MidWestOne Bank) and Gary J. Ortale,
dated April 1, 2004

10.11	Amended and Restated Supplemental Retirement	Exhibit 10.15 of the Company’s Amendment No. 1 to
	Agreement between Iowa State Bank & Trust Company	Registration Statement on Form S-4 (File No. 333-147628)
	(now known as MidWestOne Bank) and John S. Koza,	filed with the SEC on January 14, 2008
dated January 1, 1998

10.12	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company’s Amendment No. 1 to
	Bank & Trust Company (now known as MidWestOne	Registration Statement on Form S-4 (File No. 333-147628)
	Bank) and Kent L. Jehle, dated January 1, 1998, as	filed with the SEC on January 14, 2008
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003

10.13	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company’s Amendment No. 1 to
	Iowa State Bank & Trust Company (now known as	Registration Statement on Form S-4 (File No. 333-147628)
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	filed with the SEC on January 14, 2008
2002

10.14	Supplemental Retirement Agreement between Iowa State	Exhibit 10.14 to the Company’s Form 10-K for the year
	Bank & Trust Company (now known as MidWestOne	ended December 31, 2012
Bank) and Susan R. Evans, dated April 1, 2004

10.15	Employment Agreement between MidWestOne Financial	Exhibit 10.3 to the Company’s Current Report on
	Group, Inc. and Gary J. Ortale, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.16	Employment Agreement between MidWestOne Financial	Exhibit 10.4 to the Company’s Current Report on
	Group, Inc. and Susan R. Evans, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.17	Change of Control Agreement between MidWestOne	Exhibit 10.5 to the Company’s Current Report on
	Financial Group, Inc. and James M. Cantrell, dated	Form 8-K/A filed with the SEC on March 12, 2013
January 1, 2013

Exhibit
Number	Description	Incorporated by Reference to:

10.18	Construction Agreement between MidWestOne Bank and	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Knutson Construction Services Midwest, dated	filed with the SEC on August 2, 2013
July 17, 2013

10.19	Construction Agreement between MidWestOne Bank and	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	McComas Lacina Construction, dated December 20, 2013	filed with the SEC on December 26, 2013

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document