Form 10-Q
period 2014-03-31
MidWestOne Financial Group, Inc.
filed 2014-05-01
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, there were 8,475,291 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$25,571	$24,516
Interest-bearing deposits in banks	9,504	374
Federal funds sold	181	—
Cash and cash equivalents	35,256	24,890
Investment securities:
Available for sale	496,918	498,561
Held to maturity (fair value of $32,304 as of March 31, 2014 and $30,191 as of December 31, 2013)	33,963	32,625
Loans held for sale	89	357
Loans	1,072,951	1,088,412
Allowance for loan losses	(16,425)	(16,179)
Net loans	1,056,526	1,072,233
Loan pool participations, net	23,400	25,533
Premises and equipment, net	29,885	27,682
Accrued interest receivable	9,289	10,409
Intangible assets, net	8,669	8,806
Bank-owned life insurance	29,827	29,598
Other real estate owned	1,996	1,770
Deferred income taxes	4,165	8,194
Other assets	15,930	14,560
Total assets	$1,745,913	$1,755,218
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$206,037	$222,359
Interest-bearing checking	620,027	592,673
Savings	101,816	94,559
Certificates of deposit under $100,000	243,727	256,283
Certificates of deposit $100,000 and over	204,069	209,068
Total deposits	1,375,676	1,374,942
Federal funds purchased	—	5,482
Securities sold under agreements to repurchase	52,293	61,183
Federal Home Loan Bank borrowings	108,900	106,900
Deferred compensation liability	3,447	3,469
Long-term debt	15,464	15,464
Accrued interest payable	700	765
Other liabilities	6,290	8,997
Total liabilities	1,562,770	1,577,202
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at March 31, 2014 and December 31, 2013; issued 8,690,398 shares at March 31, 2014 and December 31, 2013; outstanding 8,471,761 shares at March 31, 2014 and 8,481,799 shares at December 31, 2013	8,690	8,690
Additional paid-in capital	80,338	80,506
Treasury stock at cost, 218,637 shares as of March 31, 2014 and 208,599 shares at December 31, 2013	(4,080)	(3,702)
Retained earnings	95,218	91,473
Accumulated other comprehensive income	2,977	1,049
Total shareholders' equity	183,143	178,016
Total liabilities and shareholders' equity	$1,745,913	$1,755,218

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$11,940	$12,114
Interest and discount on loan pool participations	280	1,080
Interest on bank deposits	4	5
Interest on investment securities:
Taxable securities	2,316	2,630
Tax-exempt securities	1,381	1,361
Total interest income	15,921	17,190
Interest expense:
Interest on deposits:
Interest-bearing checking	545	671
Savings	36	36
Certificates of deposit under $100,000	697	1,239
Certificates of deposit $100,000 and over	445	633
Total interest expense on deposits	1,723	2,579
Interest on federal funds purchased	1	9
Interest on securities sold under agreements to repurchase	30	36
Interest on Federal Home Loan Bank borrowings	562	692
Interest on other borrowings	6	8
Interest on long-term debt	72	75
Total interest expense	2,394	3,399
Net interest income	13,527	13,791
Provision for loan losses	450	200
Net interest income after provision for loan losses	13,077	13,591
Noninterest income:
Trust, investment, and insurance fees	1,518	1,349
Service charges and fees on deposit accounts	628	707
Mortgage origination and loan servicing fees	437	1,044
Other service charges, commissions and fees	619	572
Bank-owned life insurance income	229	231
Gain on sale or call of available for sale securities (Includes $783 and $80 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three months ended March 31, 2014 and 2013, respectively)	783	80
Gain (loss) on sale of premises and equipment	3	(2)
Total noninterest income	4,217	3,981
Noninterest expense:
Salaries and employee benefits	6,134	6,293
Net occupancy and equipment expense	1,605	1,688
Professional fees	575	683
Data processing expense	424	391
FDIC insurance expense	243	294
Amortization of intangible assets	137	166
Other operating expense	1,274	1,479
Total noninterest expense	10,392	10,994
Income before income tax expense	6,902	6,578
Income tax expense (Includes $305 and $31 income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2014 and 2013, respectively)	1,929	1,788
Net income	$4,973	$4,790
Share and per share information:
Ending number of shares outstanding	8,471,761	8,498,484
Average number of shares outstanding	8,475,593	8,493,376
Diluted average number of shares	8,507,973	8,536,495
Earnings per common share - basic	$0.59	$0.56
Earnings per common share - diluted	0.58	0.56
Dividends paid per common share	0.145	0.125
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2014	2013
Net income	$4,973	$4,790

Other comprehensive income (loss), available for sale securities:
Unrealized holding gains (losses) arising during period	3,888	(1,410)
Reclassification adjustment for gains included in net income	(783)	(80)
Income tax (expense) benefit	(1,177)	559
Other comprehensive income (loss) on available for sale securities	1,928	(931)
Other comprehensive income (loss), net of tax	1,928	(931)
Comprehensive income	$6,901	$3,859
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	4,790	—	4,790
Dividends paid on common stock ($0.125 per share)	—	—	—	—	(1,063)	—	(1,063)
Stock options exercised (1,875 shares)	—	—	1	30	—	—	31
Release/lapse of restriction on RSUs (17,295 shares)	—	—	(211)	247	—	—	36
Stock compensation	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	—	(931)	(931)
Balance at March 31, 2013	$—	$8,690	$80,243	$(3,039)	$80,852	$10,119	$176,865
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	4,973	—	4,973
Dividends paid on common stock ($0.145 per share)	—	—	—	—	(1,228)	—	(1,228)
Stock options exercised (2,310 shares)	—	—	(1)	42	—	—	41
Release/lapse of restriction on RSUs (19,111 shares)	—	—	(276)	296	—	—	20
Repurchase of common stock (29,466 shares)	—	—	—	(716)	—	—	(716)
Stock compensation	—	—	109	—	—	—	109
Other comprehensive income, net of tax	—	—	—	—	—	1,928	1,928
Balance at March 31, 2014	$—	$8,690	$80,338	$(4,080)	$95,218	$2,977	$183,143
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,973	$4,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	200
Depreciation, amortization and accretion	1,149	1,366
(Gain) loss on sale of premises and equipment	(3)	2
Deferred income taxes	2,852	48
Stock-based compensation	109	70
Net gain on sale or call of available for sale securities	(783)	(80)
Net gain on sale of other real estate owned	(5)	(45)
Net gain on sale of loans held for sale	(76)	(545)
Writedown of other real estate owned	—	33
Origination of loans held for sale	(4,184)	(26,892)
Proceeds from sales of loans held for sale	4,528	27,760
Decrease in accrued interest receivable	1,120	849
Increase in cash surrender value of bank-owned life insurance	(229)	(231)
Increase in other assets	(1,370)	(1,397)
Decrease in deferred compensation liability	(22)	(22)
Decrease in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(2,772)	(3,047)
Net cash provided by operating activities	5,737	2,859
Cash flows from investing activities:
Proceeds from sales of available for sale securities	3,250	1,080
Proceeds from maturities and calls of available for sale securities	13,368	19,265
Purchases of available for sale securities	(11,529)	(37,236)
Proceeds from maturities and calls of held to maturity securities	228	126
Purchase of held to maturity securities	(1,564)	—
Decrease (increase) in loans	15,029	(6,460)
Decrease in loan pool participations, net	2,133	3,271
Purchases of premises and equipment	(2,775)	(436)
Proceeds from sale of other real estate owned	7	329
Proceeds from sale of premises and equipment	3	4
Net cash provided by (used in) investing activities	18,150	(20,057)
Cash flows from financing activities:
Net increase (decrease) in deposits	734	(26,088)
Increase (decrease) in federal funds purchased	(5,482)	1,569
Decrease in securities sold under agreements to repurchase	(8,890)	(14,546)
Proceeds from Federal Home Loan Bank borrowings	12,000	40,000
Repayment of Federal Home Loan Bank borrowings	(10,000)	(8,000)
Stock options exercised	61	67
Dividends paid	(1,228)	(1,063)
Repurchase of common stock	(716)	—
Net cash (used in) financing activities	(13,521)	(8,061)
Net increase (decrease) in cash and cash equivalents	10,366	(25,259)
Cash and cash equivalents at beginning of period	24,890	47,191
Cash and cash equivalents at end of period	$35,256	$21,932
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,459	$3,382
Cash paid during the period for income taxes	$150	$1,800
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$228	$64
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP")requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2014 may not be indicative of results for the year ending December 31, 2014, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

2.Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of March 31, 2014, none were issued or outstanding.
Common Stock: As of March 31, 2014, the number of authorized shares of common stock for the Company was 15,000,000.
On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. As of March 31, 2014 the remaining amount available for share repurchases under the program was $3.3 million.

3.Earnings per Common Share
Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2014	2013
Basic earnings per common share computation
Numerator:
Net income	$4,973	$4,790

Denominator:
Weighted average shares outstanding	8,475,593	8,493,376
Basic earnings per common share	$0.59	$0.56

Diluted earnings per common share computation
Numerator:
Net income	$4,973	$4,790

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,507,973	8,536,495
Diluted earnings per common share	$0.58	$0.56

4.Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$49,782	$461	$747	$49,496
State and political subdivisions	205,439	6,480	1,485	210,434
Mortgage-backed securities	35,111	1,669	—	36,780
Collateralized mortgage obligations	164,597	936	3,018	162,515
Corporate debt securities	34,549	259	191	34,617
Total debt securities	489,478	9,805	5,441	493,842
Other equity securities	2,666	458	48	3,076
Total	$492,144	$10,263	$5,489	$496,918

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$45,279	$527	$867	$44,939
State and political subdivisions	207,734	5,625	2,563	210,796
Mortgage-backed securities	37,593	1,692	—	39,285
Collateralized mortgage obligations	171,714	1,003	3,494	169,223
Collateralized debt obligations	2,111	190	984	1,317
Corporate debt securities	29,802	284	142	29,944
Total debt securities	494,233	9,321	8,050	495,504
Other equity securities	2,659	453	55	3,057
Total	$496,892	$9,774	$8,105	$498,561

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$21,441	$1	$869	$20,573
Mortgage-backed securities	27	4	—	31
Collateralized mortgage obligations	9,232	—	533	8,699
Corporate debt securities	3,263	—	262	3,001
Total	$33,963	$5	$1,664	$32,304

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,888	$—	$1,326	$18,562
Mortgage-backed securities	28	3	—	31
Collateralized mortgage obligations	9,447	—	834	8,613
Corporate debt securities	3,262	—	277	2,985
Total	$32,625	$3	$2,437	$30,191
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2014 and December 31, 2013. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	4	$26,962	$747	$—	$—	$26,962	$747
State and political subdivisions	118	34,552	1,078	4,902	407	39,454	1,485
Collateralized mortgage obligations	18	90,698	1,851	21,285	1,167	111,983	3,018
Corporate debt securities	5	13,420	90	3,720	101	17,140	191
Other equity securities	1	952	48	—	—	952	48
Total	146	$166,584	$3,814	$29,907	$1,675	$196,491	$5,489

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$21,977	$867	$—	$—	$21,977	$867
State and political subdivisions	171	54,153	2,331	1,799	232	55,952	2,563
Collateralized mortgage obligations	18	110,142	3,164	5,047	330	115,189	3,494
Collateralized debt obligations	3	—	—	934	984	934	984
Corporate debt securities	3	7,430	93	1,561	49	8,991	142
Other equity securities	1	945	55	—	—	945	55
Total	199	$194,647	$6,510	$9,341	$1,595	$203,988	$8,105

		As of March 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	31	$18,070	$769	$1,772	$100	$19,842	$869
Collateralized mortgage obligations	1	8,699	533	—	—	8,699	533
Corporate debt securities	2	3,001	262	—	—	3,001	262
Total	34	$29,770	$1,564	$1,772	$100	$31,542	$1,664

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	30	$17,420	$1,195	$1,142	$131	$18,562	$1,326
Collateralized mortgage obligations	1	8,613	834	—	—	8,613	834
Corporate debt securities	2	2,984	277	—	—	2,984	277
Total	33	$29,017	$2,306	$1,142	$131	$30,159	$2,437
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
At March 31, 2014 and December 31, 2013, the Company's mortgage-backed securities portfolio consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, FNMA and GNMA. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At March 31, 2014, approximately 62% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of March 31, 2014 and December 31, 2013.
At December 31, 2013, the Company owned five collateralized debt obligations backed by pools of trust preferred securities with an original cost basis of $8.8 million. The amortized cost of these securities as of December 31, 2013 totaled $2.1 million, after OTTI charges had been recognized. During the quarter ended March 31, 2014, the Company sold these investment securities at a net gain of $0.8 million.
As of March 31, 2014, the Company also owned $2.1 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the three months ended March 31, 2014 and the full year of 2013, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	For the Three Months Ended March 31,
	2014	2013
(in thousands)
Beginning balance	$6,639	$7,379
Reductions to credit losses:
Securities with other than temporary impairment, due to sale	(6,639)	—
Ending balance	$—	$7,379
It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy or the financial condition of the issuers deteriorate or the liquidity of certain securities remains depressed. As a result, there is a risk that additional OTTI may be recognized in the future and any such amounts could be material to the Company's consolidated statements of operations.

The contractual maturity distribution of investment debt securities at March 31, 2014, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$25,143	$25,414	$185	$185
Due after one year through five years	103,167	105,580	2,574	2,539
Due after five years through ten years	107,538	109,924	8,548	8,365
Due after ten years	53,922	53,629	13,397	12,485
Debt securities without a single maturity date	199,708	199,295	9,259	8,730
Total	$489,478	$493,842	$33,963	$32,304

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $2.7 million and a fair value of $3.1 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at both March 31, 2014 and December 31, 2013 was $9.2 million, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB-Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$929	$80
Gross realized losses	(146)	—
Other-than-temporary impairment	—	—
	783	80
Equity securities:
Gross realized gains	—	—
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	—	—
Total net realized gains and losses	$783	$80

5.Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses, loans, and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2014 and December 31, 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$176	$770	$292	$254	$2	$—	$1,494
Collectively evaluated for impairment	858	4,634	4,198	2,735	292	2,214	14,931
Total	$1,034	$5,404	$4,490	$2,989	$294	$2,214	$16,425
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$58	$613	$89	$9	$1,362	$2,134
Loans receivable
Individually evaluated for impairment	$3,108	$3,757	$4,994	$1,817	$29	$—	$13,705
Collectively evaluated for impairment	85,046	269,504	417,753	268,312	18,631	—	1,059,246
Total	$88,154	$273,261	$422,747	$270,129	$18,660	$—	$1,072,951
Loans acquired with deteriorated credit quality (loan pool participations)	$47	$1,200	$16,420	$3,669	$14	$4,184	$25,534

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$125	$559	$513	$220	$6	$—	$1,423
Collectively evaluated for impairment	1,233	4,421	4,781	2,965	269	1,087	14,756
Total	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$64	$627	$88	$6	$1,346	$2,134
Loans receivable
Individually evaluated for impairment	$3,146	$3,521	$5,079	$1,664	$50	$—	$13,460
Collectively evaluated for impairment	94,021	260,130	429,345	272,462	18,994	—	1,074,952
Total	$97,167	$263,651	$434,424	$274,126	$19,044	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$49	$1,302	$18,168	$3,823	$18	$4,307	$27,667

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2014 and 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	—	(170)	(73)	(62)	(23)	—	(328)
Recoveries	5	113	—	3	3	—	124
Provision	(329)	481	(731)	(137)	39	1,127	450
Ending balance	$1,034	$5,404	$4,490	$2,989	$294	$2,214	$16,425
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(173)	—	(112)	(49)	—	(373)
Recoveries	5	9	457	2	3	—	476
Provision	(21)	(39)	(330)	187	(52)	455	200
Ending balance	$971	$4,396	$5,894	$3,084	$258	$1,657	$16,260

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

Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment are based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and industrial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company's ability to establish relationships with the largest businesses in the areas in which the Company operates. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy does not continue to improve, this could harm or continue to harm the businesses of the Company's commercial and industrial customers and reduce the value of the collateral securing these loans.

Commercial Real Estate - The Company offers mortgage loans to commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. The market value of real estate securing commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts than non-real estate loans, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the Company's control or that of the borrower could negatively impact the future cash flow and market values of the affected properties.

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
The Allowance for Loan and Lease Losses - Bank Loans
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated probable losses without eroding the Company's capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with Federal Deposit Insurance Corporation (the "FDIC") directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company's policy permits an "unallocated" allowance between 15% above and 5% below the “indicated reserve.” These unallocated amounts are due to those overall factors impacting the ALLL that are not captured in detailed loan category calculations.

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

The level of individual impairment is measured using one of the following methods: (1) the fair value of the collateral less costs to sell; (2) the present value of expected future cash flows, discounted at the loan's effective interest rate; or (3) the loan's observable market price. Loans that are deemed fully collateralized or have been charged down to a level corresponding with any of the three measurements require no assignment of reserves from the ALLL.

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are potential indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following tables set forth information on the Company's TDRs by class of financing receivable occurring during the stated periods:

	Three Months Ended March 31,
	2014			2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial and industrial
Amortization or maturity date change	0	$—	$—	1	$158	$158
Commercial real estate:
Commercial real estate-other
Amortization or maturity date change	0	—	—	2	165	136
Residential real estate:
One- to four- family first liens
Interest rate reduction	0	—	—	1	109	112
One- to four- family junior liens
Interest rate reduction	0	—	—	1	8	13
Total	0	$—	$—	5	$440	$419
(1) - TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended March 31,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Amortization or maturity date change	0	$—	2	$688
Consumer
Amortization or maturity date change	0	—	1	23
Total	0	$—	3	$711
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

Loans Reviewed Individually for Impairment
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. All loans that are to be charged-down are reserved against in the ALLL adequacy calculation. Loans that continue to have an investment basis that have been charged-down are monitored, and if additional impairment is noted, the reserve requirement is increased on the individual loan.

Loans Reviewed Collectively for Impairment
The Company utilizes the annualized average of portfolio loan (not loan pool participations) historical loss per risk category over a two-year period of time. Supporting documentation for the technique used to develop the historical loss rate for each group of loans is required to be maintained. It is management's assessment that the two-year rate is most reflective of the probable credit losses in the current loan pool portfolio.

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at March 31, 2014 and December 31, 2013:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
March 31, 2014
Agricultural	$83,726	$2,902	$1,526	$—	$—	$88,154
Commercial and industrial	242,676	14,841	13,907	—	—	271,424
Credit cards	1,261	5	13	—	—	1,279
Overdrafts	489	220	54	—	—	763
Commercial real estate:
Construction and development	61,580	9,851	1,313	—	—	72,744
Farmland	78,331	526	2,296	—	—	81,153
Multifamily	53,073	2,102	—	—	—	55,175
Commercial real estate-other	199,037	12,647	1,991	—	—	213,675
Total commercial real estate	392,021	25,126	5,600	—	—	422,747
Residential real estate:
One- to four- family first liens	210,663	3,951	3,007	—	—	217,621
One- to four- family junior liens	52,330	—	178	—	—	52,508
Total residential real estate	262,993	3,951	3,185	—	—	270,129
Consumer	18,400	20	35	—	—	18,455
Total	$1,001,566	$47,065	$24,320	$—	$—	$1,072,951
Loans acquired with deteriorated credit quality (loan pool participations)	$11,280	$—	$14,245	$—	$9	$25,534

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2013
Agricultural	$93,187	$460	$3,520	$—	$—	$97,167
Commercial and industrial	239,485	11,097	11,786	—	—	262,368
Credit cards	1,010	1	17	—	—	1,028
Overdrafts	326	123	88	—	—	537
Commercial real estate:
Construction and development	56,112	14,984	1,493	—	—	72,589
Farmland	80,044	3,091	2,340	—	—	85,475
Multifamily	53,315	1,732	396	—	—	55,443
Commercial real estate-other	205,914	12,994	2,009	—	—	220,917
Total commercial real estate	395,385	32,801	6,238	—	—	434,424
Residential real estate:
One- to four- family first liens	213,815	3,994	2,859	—	—	220,668
One- to four- family junior liens	53,225	38	195	—	—	53,458
Total residential real estate	267,040	4,032	3,054	—	—	274,126
Consumer	18,643	57	62	—	—	18,762
Total	$1,015,076	$48,571	$24,765	$—	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$13,569	$—	$14,093	$—	$5	$27,667
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

The following table sets forth the amounts and categories of the Company's impaired loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,410	$1,910	$—	$1,475	$1,975	$—
Commercial and industrial	1,870	2,008	—	1,919	2,020	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	90	283	—	132	601	—
Farmland	90	103	—	93	107	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	550	575	—	587	612	—
Total commercial real estate	730	961	—	812	1,320	—
Residential real estate:
One- to four- family first liens	641	760	—	622	741	—
One- to four- family junior liens	84	84	—	50	50	—
Total residential real estate	725	844	—	672	791	—
Consumer	9	25	—	10	26	—
Total	$4,744	$5,748	$—	$4,888	$6,132	$—
With an allowance recorded:
Agricultural	$1,698	$1,697	$176	$1,671	$1,671	$125
Commercial and industrial	1,887	1,942	770	1,602	1,657	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	7	7	3
Farmland	2,418	2,418	12	2,311	2,461	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,846	2,061	280	1,949	2,164	291
Total commercial real estate	4,264	4,479	292	4,267	4,632	513
Residential real estate:
One- to four- family first liens	1,004	1,004	215	902	902	170
One- to four- family junior liens	88	88	39	90	90	50
Total residential real estate	1,092	1,092	254	992	992	220
Consumer	20	20	2	40	40	6
Total	$8,961	$9,230	$1,494	$8,572	$8,992	$1,423
Total:
Agricultural	$3,108	$3,607	$176	$3,146	$3,646	$125
Commercial and industrial	3,757	3,950	770	3,521	3,677	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	90	283	—	139	608	3
Farmland	2,508	2,521	12	2,404	2,568	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,396	2,636	280	2,536	2,776	291
Total commercial real estate	4,994	5,440	292	5,079	5,952	513
Residential real estate:
One- to four- family first liens	1,645	1,764	215	1,524	1,643	170
One- to four- family junior liens	172	172	39	140	140	50
Total residential real estate	1,817	1,936	254	1,664	1,783	220
Consumer	29	45	2	50	66	6
Total	$13,705	$14,978	$1,494	$13,460	$15,124	$1,423

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,416	$14	$1,594	$15
Commercial and industrial	1,874	20	682	6
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	90	1	149	—
Farmland	91	2	106	2
Multifamily	—	—	—	—
Commercial real estate-other	551	(7)	843	2
Total commercial real estate	732	(4)	1,098	4
Residential real estate:
One- to four- family first liens	645	4	287	—
One- to four- family junior liens	85	—	261	2
Total residential real estate	730	4	548	2
Consumer	9	—	33	—
Total	$4,761	$34	$3,955	$27
With an allowance recorded:
Agricultural	$1,738	$12	$1,697	$12
Commercial and industrial	1,910	17	1,465	17
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	524	7
Farmland	2,440	26	2,466	27
Multifamily	—	—	—	—
Commercial real estate-other	1,852	8	555	4
Total commercial real estate	4,292	34	3,545	38
Residential real estate:
One- to four- family first liens	1,005	1	911	7
One- to four- family junior liens	89	—	80	—
Total residential real estate	1,094	1	991	7
Consumer	20	1	27	1
Total	$9,054	$65	$7,725	$75
Total:
Agricultural	$3,154	$26	$3,291	$27
Commercial and industrial	3,784	37	2,147	23
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	90	1	673	7
Farmland	2,531	28	2,572	29
Multifamily	—	—	—	—
Commercial real estate-other	2,403	1	1,398	6
Total commercial real estate	5,024	30	4,643	42
Residential real estate:
One- to four- family first liens	1,650	5	1,198	7
One- to four- family junior liens	174	—	341	2
Total residential real estate	1,824	5	1,539	9
Consumer	29	1	60	1
Total	$13,815	$99	$11,680	$102

The following table sets forth the composition and past due status of the Company's loans at March 31, 2014 and December 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
March 31, 2014
Agricultural	$116	$—	$26	$142	$88,012	$88,154	$—
Commercial and industrial	418	833	848	2,099	269,325	271,424	146
Credit cards	2	3	13	18	1,261	1,279	13
Overdrafts	37	74	2	113	650	763	—
Commercial real estate:
Construction and development	—	41	49	90	72,654	72,744	—
Farmland	126	—	—	126	81,027	81,153	—
Multifamily	—	395	—	395	54,780	55,175	—
Commercial real estate-other	506	—	1,766	2,272	211,403	213,675	—
Total commercial real estate	632	436	1,815	2,883	419,864	422,747	—
Residential real estate:
One- to four- family first liens	2,245	217	881	3,343	214,278	217,621	209
One- to four- family junior liens	381	—	149	530	51,978	52,508	—
Total residential real estate	2,626	217	1,030	3,873	266,256	270,129	209
Consumer	37	20	11	68	18,387	18,455	3
Total	$3,868	$1,583	$3,745	$9,196	$1,063,755	$1,072,951	$371
December 31, 2013
Agricultural	$65	$23	$52	$140	$97,027	$97,167	$—
Commercial and industrial	610	876	960	2,446	259,922	262,368	213
Credit cards	—	1	17	18	1,010	1,028	17
Overdrafts	40	1	48	89	448	537	—
Commercial real estate:
Construction and development	84	—	56	140	72,449	72,589	—
Farmland	—	—	—	—	85,475	85,475	—
Multifamily	—	—	395	395	55,048	55,443	395
Commercial real estate-other	604	190	1,740	2,534	218,383	220,917	164
Total commercial real estate	688	190	2,191	3,069	431,355	434,424	559
Residential real estate:
One- to four- family first liens	1,891	869	984	3,744	216,924	220,668	540
One- to four- family junior liens	316	38	175	529	52,929	53,458	49
Total residential real estate	2,207	907	1,159	4,273	269,853	274,126	589
Consumer	17	62	36	115	18,647	18,762	7
Total	$3,627	$2,060	$4,463	$10,150	$1,078,262	$1,088,412	$1,385

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
(in thousands)
Agricultural	$81	$52
Commercial and industrial	702	746
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	90	139
Farmland	28	29
Multifamily	—	—
Commercial real estate-other	1,765	1,576
Total commercial real estate	1,883	1,744
Residential real estate:
One- to four- family first liens	667	543
One- to four- family junior liens	149	126
Total residential real estate	816	669
Consumer	9	29
Total	$3,491	$3,240

As of March 31, 2014, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged down to their estimated value. As of March 31, 2014, approximately 67% of the loans were contractually current or less than 90 days past due, while 33% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which was reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 33% of loans contractually past due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three months ended March 31, 2014 and 2013 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

7.Fair Value Measurements
Fair value is the price that would be received in selling an asset or paid in transferring a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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
The Company classified its pooled trust preferred collateralized debt obligations as Level 3 until such securities were sold in the first quarter of 2014. The portfolio consisted of five investments in collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The Company had determined that the observable market data associated with these assets did not represent orderly transactions and reflected forced liquidations or distressed sales. Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

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
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$49,496	$—	$49,496	$—
State and political subdivisions	210,434	—	210,434	—
Mortgage-backed securities	36,780	—	36,780	—
Collateralized mortgage obligations	162,515	—	162,515	—
Corporate debt securities	34,617	—	34,617	—
Total available for sale debt securities	493,842	—	493,842	—
Available for sale equity securities:
Other equity securities	3,076	3,076	—	—
Total available for sale equity securities	3,076	3,076	—	—
Total securities available for sale	$496,918	$3,076	$493,842	$—

Mortgage servicing rights	$2,389	$—	$—	$2,389

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$44,939	$—	$44,939	$—
State and political subdivisions	210,796	—	210,796	—
Mortgage-backed securities	39,285	—	39,285	—
Collateralized mortgage obligations	169,223	—	169,223	—
Collateralized debt obligations	1,317	—	—	1,317
Corporate debt securities	29,944	—	29,944	—
Total available for sale debt securities	495,504	—	494,187	1,317
Available for sale equity securities:
Other equity securities	3,057	3,057	—	—
Total available for sale equity securities	3,057	3,057	—	—
Total securities available for sale	$498,561	$3,057	$494,187	$1,317

Mortgage servicing rights	$2,298	$—	$—	$2,298

There were no transfers of assets between levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$1,317	$2,298	$755	$1,484
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	782	51	—	(6)
Included in other comprehensive income	794	—	314	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	40	—	206
Sales	(2,893)	—	—	—
Settlements	—	—	—	—
Ending balance	$—	$2,389	$1,069	$1,684
The following table presents the amount of gains and losses included in earnings and other comprehensive income for the three months ended March 31, 2014 and 2013 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	For the Three Months Ended March 31,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$782	$91	$—	$200

Change in unrealized gains (losses) for the period included in other comprehensive income	794	—	314	—
* Gains on collateralized debt obligations are included in gain on sale or call of available for sale securities, while gains on mortgage servicing rights are included in mortgage origination and loan servicing fees, both in the consolidated statements of operations.
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
The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2014 and December 31, 2013, as more fully described above.

	Fair Value Measurement at March 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$22	$—	$—	$22
Commercial and industrial	1,124	—	—	1,124
Commercial real estate:
Construction and development	90	—	—	90
Farmland	62	—	—	62
Multifamily	—	—	—	—
Commercial real estate-other	1,695	—	—	1,695
Total commercial real estate	1,847	—	—	1,847
Residential real estate:
One- to four- family first liens	377	—	—	377
One- to four- family junior liens	39	—	—	39
Total residential real estate	416	—	—	416
Consumer	27	—	—	27
Collateral dependent impaired loans	$3,436	$—	$—	$3,436
Other real estate owned	$1,996	$—	$—	$1,996

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,043	—	—	1,043
Commercial real estate:
Construction and development	136	—	—	136
Farmland	65	—	—	65
Multifamily	—	—	—	—
Commercial real estate-other	1,786	—	—	1,786
Total commercial real estate	1,987	—	—	1,987
Residential real estate:
One- to four- family first liens	186	—	—	186
One- to four- family junior liens	30	—	—	30
Total residential real estate	216	—	—	216
Consumer	44	—	—	44
Collateral dependent impaired loans	$3,290	$—	$—	$3,290
Other real estate owned	$1,770	$—	$—	$1,770

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2014 and December 31, 2013. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$35,256	$35,256	$35,256	$—	$—
Investment securities:
Available for sale	496,918	496,918	3,076	493,842	—
Held to maturity	33,963	32,304	—	32,304	—
Total investment securities	530,881	529,222	3,076	526,146	—
Loans held for sale	89	93	—	—	93
Loans, net:
Agricultural	86,938	87,004	—	—	87,004
Commercial and industrial	265,508	266,055	—	—	266,055
Credit cards	1,228	1,228	—	—	1,228
Overdrafts	605	605	—	—	605
Commercial real estate:
Construction and development	71,666	71,824	—	—	71,824
Farmland	80,329	81,023	—	—	81,023
Multifamily	54,631	54,647	—	—	54,647
Commercial real estate-other	210,759	211,848	—	—	211,848
Total commercial real estate	417,385	419,342	—	—	419,342
Residential real estate:
One- to four- family first liens	214,627	216,207	—	—	216,207
One- to four- family junior liens	51,956	52,133	—	—	52,133
Total residential real estate	266,583	268,340	—	—	268,340
Consumer	18,279	18,303	—	—	18,303
Total loans, net	1,056,526	1,060,877	—	—	1,060,877
Loan pool participations, net	23,400	23,400	—	—	23,400
Accrued interest receivable	9,289	9,289	9,289	—	—
Federal Home Loan Bank stock	9,195	9,195	—	9,195	—
Financial liabilities:
Deposits:
Non-interest bearing demand	206,037	206,037	206,037	—	—
Interest-bearing checking	620,027	620,027	620,027	—	—
Savings	101,816	101,816	101,816	—	—
Certificates of deposit under $100,000	243,727	244,069	—	244,069	—
Certificates of deposit $100,000 and over	204,069	204,630	—	204,630	—
Total deposits	1,375,676	1,376,579	927,880	448,699	—
Federal funds purchased and securities sold under agreements to repurchase	52,293	82,293	82,293	—	—
Federal Home Loan Bank borrowings	108,900	109,154	—	—	109,154
Long-term debt	15,464	9,903	—	—	9,903
Accrued interest payable	700	700	700	—	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$24,890	$24,890	$24,890	$—	$—
Investment securities:
Available for sale	498,561	498,561	3,057	494,187	1,317
Held to maturity	32,625	30,191	—	30,191	—
Total investment securities	531,186	528,752	3,057	524,378	1,317
Loans held for sale	357	367	—	—	367
Loans, net:
Agricultural	95,712	95,609	—	—	95,609
Commercial and industrial	257,153	256,257	—	—	256,257
Credit cards	998	998	—	—	998
Overdrafts	415	415	—	—	415
Commercial real estate:
Construction and development	71,433	71,569	—	—	71,569
Farmland	84,387	85,058	—	—	85,058
Multifamily	54,883	54,953	—	—	54,953
Commercial real estate-other	217,993	219,213	—	—	219,213
Total commercial real estate	428,696	430,793	—	—	430,793
Residential real estate:
One- to four- family first liens	217,765	218,257	—	—	218,257
One- to four- family junior liens	52,903	53,798	—	—	53,798
Total residential real estate	270,668	272,055	—	—	272,055
Consumer	18,591	18,638	—	—	18,638
Total loans, net	1,072,233	1,074,765	—	—	1,074,765
Loan pool participations, net	25,533	25,533	—	—	25,533
Accrued interest receivable	10,409	10,409	10,409	—	—
Federal Home Loan Bank stock	9,226	9,226	—	9,226	—
Financial liabilities:
Deposits:
Non-interest bearing demand	222,359	222,359	222,359	—	—
Interest-bearing checking	592,673	592,673	592,673	—	—
Savings	94,559	94,559	94,559	—	—
Certificates of deposit under $100,000	256,283	256,549	—	256,549	—
Certificates of deposit $100,000 and over	209,068	209,543	—	209,543	—
Total deposits	1,374,942	1,375,683	909,591	466,092	—
Federal funds purchased and securities sold under agreements to repurchase	66,665	66,665	66,665	—	—
Federal Home Loan Bank borrowings	106,900	107,356	—	—	107,356
Long-term debt	15,464	9,872	—	—	9,872
Accrued interest payable	765	765	765	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at March 31, 2014, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2014	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans:
Agricultural	$22	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial and industrial	1,124	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	90	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Farmland	62	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial real estate-other	1,695	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	377	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	39	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	27	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	2,389	Discounted cash flows	Constant prepayment rate	6.76%	-	17.12%	7.80%
			Pretax discount rate	10.00%	-	13.00%	10.16%
Other real estate owned	1,996	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

8.Variable Interest Entities
Loan Pool Participations
The Company has invested in certain participation certificates of loan pools which are purchased, held and serviced by a third-party independent servicing corporation. The Company's portfolio holds approximately 95% of the participation interests in the pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization located in Omaha, Nebraska, in which the Company participates. SRC's owner holds the remaining interest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.
These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction), SRC's due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, the Company's management reviewed the status and decided if it wished to continue in the process. If the decision to consider a bid was made, SRC conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses, changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan on a cents-per-dollar (discounted price) basis based on SRC's assessment of the recovery potential of each loan.
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

10.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2014, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2014 have been recognized in the consolidated financial statements for the period ended March 31, 2014. Events or transactions that provided evidence about conditions that did not exist at March 31, 2014, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended March 31, 2014.
On April 17, 2014, the board of directors of the Company declared a cash dividend of $0.145 per share payable on June 16, 2014 to shareholders of record as of the close of business on June 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Iowa City, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Conrad, Melbourne, Oskaloosa, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2013 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Estimates
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, participation interests in loan pools, intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013
Summary
For the three months ended March 31, 2014, we earned net income of $5.0 million, compared with $4.8 million, for the three months ended March 31, 2013, an increase of 3.8%. Basic and diluted earnings per common share for the first three months of 2014 were $0.59 and $0.58, respectively, versus $0.56 for both in the first three months of 2013. Our annualized Return on Average Assets ("ROAA") for the first three months of 2014 was 1.15% compared with 1.09% for the same period in 2013. Our annualized Return on Average Shareholders' Equity ("ROAE") was 11.13% for the three months ended March 31, 2014 versus 11.09% for the three months ended March 31, 2013. The annualized Return on Average Tangible Equity ("ROATE") was 11.90% for the first three months of 2014 compared with 11.98% for the same period in 2013.
The following table presents selected financial results and measures for the first three months of 2014 and 2013.

	As of and for the Three Months Ended March 31,
($ amounts in thousands)	2014	2013
Net Income	$4,973	$4,790
Average Assets	1,747,027	1,774,931
Average Shareholders' Equity	181,274	175,213
Return on Average Assets* (ROAA)	1.15%	1.09%
Return on Average Shareholders' Equity* (ROAE)	11.13%	11.09%
Return on Average Tangible Equity* (ROATE)	11.90%	11.98%
Total Equity to Assets (end of period)	10.49%	9.90%
Tangible Equity to Tangible Assets (end of period)	10.04%	9.43%
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Net Income:
Net income	$4,973	$4,790
Plus: Intangible amortization, net of tax (1)	89	110
Adjusted net income	$5,062	$4,900
Average Tangible Equity:
Average total shareholders' equity	$181,274	$175,213
Less: Average intangibles	(8,723)	(9,369)
Average tangible equity	$172,551	$165,844
ROATE (annualized)	11.90%	11.98%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.

	As of March 31,
(in thousands)	2014	2013
Tangible Equity:
Total shareholders' equity	$183,143	$176,865
Less: Intangibles	(8,669)	(9,303)
Tangible equity	$174,474	$167,562
Tangible Assets:
Total assets	$1,745,913	$1,785,645
Less: Intangibles	(8,669)	(9,303)
Tangible assets	$1,737,244	$1,776,342
Tangible Equity/Tangible Assets	10.04%	9.43%

Net Interest Income
Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income. Net interest margin is net interest income as a percentage of average earning assets.
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 35%. Tax favorable assets generally have lower contractual pretax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Our net interest income for the three months ended March 31, 2014 decreased $0.3 million to $13.5 million compared with $13.8 million for the three months ended March 31, 2013. Our total interest income of $15.9 million was $1.3 million lower in the first three months of 2014 compared with the same period in 2013. Most of the decrease in total interest income was attributable to a decrease in loan pool participation income. Loan pool participation income is accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from quarter to quarter. Income from loans decreased slightly from $12.1 million in the first quarter of 2013 to $11.9 million in the first quarter of 2014 due to the general low interest rate environment. Interest income from investment securities also declined slightly due primarily to a decrease in the average balance of investment securities. The decrease in total interest income was partially offset by reduced interest expense on deposits and other interest-bearing liabilities, including long-term and other debt and FHLB borrowings. Total interest expense for the first three months of 2014 decreased $1.0 million, or 29.6%, compared with the same period in 2013, due primarily to the maturity of higher rate certificates of deposit. Our net interest margin on a tax-equivalent basis for the first three months of 2014 improved slightly to 3.55% compared with 3.51% for the first three months of 2013. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.14% for the first three months of 2014 from 4.33% for the first three months of 2013. This decline was due primarily to lower average balances and yields on loan pool participations, and lower yields on loans. The average cost of interest-bearing liabilities decreased in the first three months of 2014 to 0.72% from 0.98% for the first three months of 2013, due to the continued repricing of new time deposits and other interest-bearing liabilities, including FHLB borrowings, at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the three months ended March 31, 2014 and 2013. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,082,467	$12,213	4.58%	$1,034,560	$12,308	4.82%
Loan pool participations (4)	27,061	280	4.20	36,590	1,080	11.97
Investment securities:
Taxable investments	372,166	2,316	2.52	440,320	2,630	2.42
Tax exempt investments (2)	168,360	2,110	5.08	166,393	1,965	4.79
Total investment securities	540,526	4,426	3.32	606,713	4,595	3.07
Federal funds sold and interest-bearing balances	6,803	4	0.24	7,738	5	0.26
Total interest-earning assets	$1,656,857	$16,923	4.14%	$1,685,601	$17,988	4.33%

Cash and due from banks	19,585			22,046
Premises and equipment	28,812			25,574
Allowance for loan losses	(18,491)			(18,388)
Other assets	60,264			60,098
Total assets	$1,747,027			$1,774,931

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$700,697	$581	0.34%	$675,885	$707	0.42%
Certificates of deposit	453,911	1,142	1.02	525,957	1,872	1.44
Total deposits	1,154,608	1,723	0.61	1,201,842	2,579	0.87
Federal funds purchased and repurchase agreements	60,354	31	0.21	63,328	45	0.29
Federal Home Loan Bank borrowings	108,389	562	2.10	121,856	692	2.30
Long-term debt and other	15,941	78	1.98	16,038	83	2.10
Total borrowed funds	184,684	671	1.47	201,222	820	1.65
Total interest-bearing liabilities	$1,339,292	$2,394	0.72%	$1,403,064	$3,399	0.98%

Net interest spread(2)			3.42%			3.35%

Demand deposits	215,092			182,453
Other liabilities	11,369			14,201
Shareholders' equity	181,274			175,213
Total liabilities and shareholders' equity	$1,747,027			$1,774,931

Interest income/earning assets (2)	$1,656,857	$16,923	4.14%	$1,685,601	$17,988	4.33%
Interest expense/earning assets	$1,656,857	$2,394	0.59%	$1,685,601	$3,399	0.82%
Net interest margin (2)(5)		$14,529	3.55%		$14,589	3.51%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$273			$194
Securities		729			604
Total tax equivalent adjustment		1,002			798
Net Interest Income		$13,527			$13,791

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended March 31, 2014, compared to the same period in 2013, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2014 Compared to 2013 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$2,347	$(2,442)	$(95)
Loan pool participations	(229)	(571)	(800)
Investment securities:
Taxable investments	(943)	629	(314)
Tax exempt investments	24	121	145
Total investment securities	(919)	750	(169)
Federal funds sold and interest-bearing balances	(1)	—	(1)
Change in interest income	1,198	(2,263)	(1,065)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	154	(280)	(126)
Certificates of deposit	(233)	(497)	(730)
Total deposits	(79)	(777)	(856)
Federal funds purchased and repurchase agreements	(2)	(12)	(14)
Federal Home Loan Bank borrowings	(73)	(57)	(130)
Other long-term debt	—	(5)	(5)
Total borrowed funds	(75)	(74)	(149)
Change in interest expense	(154)	(851)	(1,005)
Change in net interest income	$1,352	$(1,412)	$(60)
Percentage change in net interest income over prior period			(0.4)%
Interest income and fees on loans on a tax-equivalent basis decreased $0.1 million, or 0.8%, in the first three months of 2014 compared to the same period in 2013. Average loans were $47.9 million, or 4.6%, higher in the first three months of 2014 compared to the same period in 2013. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 4.82% in the first three months of 2013 to 4.58% in the first three months of 2014, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.3 million for the first three months of 2014 compared with $1.1 million for the first three months of 2013, a decrease of $0.8 million. Average loan pool participations were $9.5 million, or 26.0%, lower in the first three months of 2014 compared to the same period in 2013. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and is expected to continue as the Company exits this line of business.
The net “all-in” yield on loan pool participations was 4.20% for the first three months of 2014, down from 11.97% for the same period of 2013. The net yield was lower in the first three months of 2014 than for the first three months of 2013 primarily due to loan pool participation income being accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from quarter to quarter. As the percentage of creditworthy borrowers in the portfolio continues to decrease, we expect generally lower returns to continue.
Interest income on investment securities on a tax-equivalent basis totaled $4.4 million in the first three months of 2014 compared with $4.6 million for the same period of 2013. The average balance of investments in the first three months of 2014 was $540.5 million compared with $606.7 million in the first three months of 2013, a decrease of $66.2 million, or 10.9%. The decrease in average balance resulted primarily from the use of proceeds from maturing investment securities to originate loans and to reduce FHLB borrowings. The tax-equivalent yield on our investment portfolio for the first three months of 2014 increased to 3.32% from 3.07% in the comparable period of 2013, reflecting the sale of our remaining collateralized debt obligation ("CDO") portfolio holdings in the first quarter of 2014 which had essentially no yield, and a greater percentage of the portfolio being held in higher yielding tax-exempt securities.
Interest expense on deposits was $0.9 million, or 33.2%, lower in the first three months of 2014 compared with the same period in 2013, mainly due to the decrease in interest rates being paid during 2014. The weighted average rate paid on interest-bearing deposits was 0.61% for the first three months of 2014 compared with 0.87% for the first three months of 2013. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first three months of 2014 decreased $47.2 million, or 3.9%, compared with the same period in 2013.
Interest expense on borrowed funds was $0.1 million lower in the first three months of 2014 compared with the same period in 2013. Interest on borrowed funds totaled $0.7 million for the first three months of 2014. Average borrowed funds for the first three months of 2014 were $16.5 million lower compared with the same period in 2013. This decrease was due primarily to a decrease in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.47% for the first three months of 2014 compared with 1.65% for the first three months of 2013, reflecting the replacement of maturing higher-rate borrowings with those at lower rates.
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
We recorded a provision for loan losses of $0.5 million in the first three months of 2014 compared with a $0.2 million provision in the first three months of 2013, an increase of $0.3 million, or 125.0%. Net loans charged off in the first three months of 2014 totaled $0.2 million compared with net loans recovered of $0.1 million in the first three months of 2013. The increased provision reflects the effect of a significant loan loss recovery in the first quarter of 2013, an event that was not repeated in 2014. We believe that the allowance for loan losses was appropriate based on the inherent risk in the portfolio as of March 31, 2014; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.
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
Noninterest Income

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,518	$1,349	$169	12.5%
Service charges and fees on deposit accounts	628	707	(79)	(11.2)
Mortgage origination and loan servicing fees	437	1,044	(607)	(58.1)
Other service charges, commissions and fees	619	572	47	8.2
Bank-owned life insurance income	229	231	(2)	(0.9)
Gain on sale or call of available for sale securities	783	80	703	NM
Gain (loss) on sale of premises and equipment	3	(2)	5	NM
Total noninterest income	$4,217	$3,981	$236	5.9%
Noninterest income as a % of total revenue*	20.2%	22.1%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.

Total noninterest income increased $0.2 million for the first three months of 2014 compared with the same period for 2013. The increase in 2014 was primarily due to net gains on the sale of available for sale securities for the first three months of 2014 increasing $0.7 million to $0.8 million, from $0.1 million for the same period of 2013. This increase was primarily due to gains realized on the sale of our remaining CDO investment securities in an improved market environment. Trust, investment, and insurance fees increased by $0.2 million, or 12.5%, to $1.5 million during the first quarter of 2014, compared with $1.3 million in the first quarter of 2013, primarily as a result of increased investment center fee income.
These increases were partially offset by a decrease in mortgage origination and loan servicing fees to $0.4 million, a decline of $0.6 million, or 58.1%, from $1.0 million in the first quarter of 2013, mainly due to a decrease in loans originated for sale on the secondary market, as the demand for mortgage refinancing continued to decline. Service charges and fees on deposit accounts declined from $0.7 million for the first quarter of 2013 to $0.6 million for the first quarter of 2014, a decrease of $0.1 million, or 11.2%, mainly due to lower NSF check fees. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income) over time. For the three months ended March 31, 2014, noninterest income comprised 20.2% of total revenues, compared with 22.1% for the same period in 2013. While our emphasis on trust, investment, and insurance fees has shown some improvement in this category of noninterest income, the effects of decreased origination of mortgage loans for sale on the secondary market and declining service charges and fees on deposit accounts have significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income.
Noninterest Expense

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,134	$6,293	$(159)	(2.5)%
Net occupancy and equipment expense	1,605	1,688	(83)	(4.9)
Professional fees	575	683	(108)	(15.8)
Data processing expense	424	391	33	8.4
FDIC insurance expense	243	294	(51)	(17.3)
Amortization of intangible assets	137	166	(29)	(17.5)
Other operating expense	1,274	1,479	(205)	(13.9)
Total noninterest expense	$10,392	$10,994	$(602)	(5.5)%
Noninterest expense for the first three months of 2014 was $10.4 million compared with $11.0 million for the first three months of 2013, a decrease of $0.6 million, or 5.5%. With the exception of an 8.4% increase in data processing expense due to core processing charges, all other noninterest expense categories experienced a decline for the first three months of 2014 compared with the same period of 2013, mainly due to continued expense control and efficiency initiatives.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.9% for the first three months of 2014, and 27.2% for the same period of 2013. The increase in the effective tax rate was the result of a smaller portion of our income being attributable to interest from tax-exempt bonds. Income tax expense increased to $1.9 million in the first three months of 2014 compared with $1.8 million for the same period of 2013, primarily as a result of these same factors.

FINANCIAL CONDITION
Our total assets decreased to $1.75 billion as of March 31, 2014 from $1.76 billion at December 31, 2013, primarily as a result of decreased loan balances and a decrease in loan pool participations. These decreases were partially offset by an increase in cash and cash equivalents and net premises and equipment. Repurchase agreements and federal funds purchased both decreased, while Federal Home Loan Bank borrowings and deposits both increased slightly. Repurchase agreements decreased $8.9 million to $52.3 million at March 31, 2014, from $61.2 million at December 31, 2013, while federal funds purchased decreased from $5.5 million at December 31, 2013 to none at March 31, 2014. Total deposits at March 31, 2014, increased to $1.38 billion, an increase of $0.7 million, or 0.1%, from December 31, 2013, and FHLB borrowings increased $2.0 million, or 1.9%, to $108.9 million. The deposit increase was primarily concentrated in interest-bearing checking accounts, while certificate of deposit accounts continued to decline due to the low interest rates being paid on time deposits and depositors choosing other long-term savings and investing alternatives aside from the Company’s deposit account products.

Investment Securities
Investment securities available for sale totaled $496.9 million as of March 31, 2014. This was a decrease of $1.6 million, or 0.3%, from December 31, 2013. Investment securities serve as a source of liquidity, and vary along with fluctuations in levels of deposits and loans. Investment securities classified as held to maturity increased slightly to $34.0 million as of March 31, 2014 from $32.6 million at December 31, 2013. The investment portfolio consists mainly of U.S. government agency securities (9.3%), mortgage-backed securities (39.3%), and obligations of states and political subdivisions (43.7%).
As of December 31, 2013, we owned collateralized debt obligations with an amortized cost of $2.1 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). During the quarter ended March 31, 2014, we sold these investment securities for a net gain of $0.8 million.
Loans
The composition of the bank loans (before deducting the allowance for loan losses), was as follows:

	March 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$88,154	8.2%	$97,167	8.9%
Commercial and industrial	271,424	25.3	262,368	24.1
Credit cards	1,279	0.1	1,028	0.1
Overdrafts	763	0.1	537	0.1
Commercial real estate:
Construction and development	72,744	6.8	72,589	6.6
Farmland	81,153	7.6	85,475	7.9
Multifamily	55,175	5.1	55,443	5.1
Commercial real estate-other	213,675	19.9	220,917	20.3
Total commercial real estate	422,747	39.4	434,424	39.9
Residential real estate:
One- to four- family first liens	217,621	20.3	220,668	20.3
One- to four- family junior liens	52,508	4.9	53,458	4.9
Total residential real estate	270,129	25.2	274,126	25.2
Consumer	18,455	1.7	18,762	1.7
Total loans	$1,072,951	100.0%	$1,088,412	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) decreased by $15.5 million, to $1.07 billion as of March 31, 2014 as compared to December 31, 2013. This decrease was primarily in agricultural loans, other commercial real estate loans, farmland loans, and one- to four- family first liens. Decreases in these categories were partially offset by an increase in commercial and industrial loans. As of March 31, 2014, our bank loan (excluding loan pool participations) to deposit ratio was 78.0% compared with a bank loan to deposit ratio of 79.2% at December 31, 2013. We anticipate that the loan to deposit ratio will remain relatively stable or increase in future periods, with loans showing overall measured growth and deposits remaining steady or decreasing with interest rates remaining at record lows.
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
Loan Pool Participations
As of March 31, 2014, we had loan pool participations, net, totaling $23.4 million, down from $25.5 million at December 31, 2013. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of March 31, 2014, the categories of loans by collateral type in the loan pool participations were commercial real estate - 64%, commercial loans - 5%, single-family residential real estate - 14% and other loans - 17%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans.

Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of March 31, 2014, such cost basis was $25.5 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $77.3 million, resulting in an investment basis of 33.0% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As of March 31, 2014, loans in the southeast region of the United States represented approximately 43% of our loan pool participations. The northeast was the next largest area with 34%, the central region with 21%, the southwest region with 2% and the northwest represented a minimal amount of the portfolio at 1%. The highest concentration of assets was in Florida at approximately 23% of the basis total, with the next highest state level being New Jersey and Ohio, both at approximately 8%. As of March 31, 2014, approximately 67% of the loans were contractually current or less than 90 days past due, while 33% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 33% of loans contractually past due includes loans in litigation and foreclosed property. As of March 31, 2014, loans in litigation totaled approximately $2.5 million, while foreclosed property was approximately $3.5 million.
Premises and Equipment
As of March 31, 2014, premises and equipment totaled $29.9 million, an increase of $2.2 million, or 8.0%, from $27.7 million at December 31, 2013. This increase was primarily due to two ongoing major construction projects, both in our Iowa City market. In August 2013 we entered into a contract for the restoration and remodeling of the building which serves as the main office of the Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013 we entered into a contract for the construction of a new Home Mortgage Center with an estimated cost of design and construction of $16.0 million, and with completion anticipated in 2015. We expect the balance of premises and equipment to continue rising in the future as these projects progress towards completion.
Intangible Assets
Intangible assets decreased to $8.7 million as of March 31, 2014 from $8.8 million as of December 31, 2013 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2014.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
March 31, 2014
Intangible assets:
Insurance agency intangible	$1,320	$877	$443
Core deposit premium	5,433	4,427	1,006
Trade name intangible	7,040	—	7,040
Customer list intangible	330	150	180
Total	$14,123	$5,454	$8,669
Deposits
Total deposits as of March 31, 2014 were $1.38 billion compared with $1.37 billion as of December 31, 2013. Interest-bearing checking deposits were the largest category of deposits at March 31, 2014, representing approximately 45.1% of total deposits. Total interest-bearing checking deposits were $620.0 million at March 31, 2014, an increase of $27.4 million, or 4.6%, from $592.7 million at December 31, 2013. The increased balances in non-certificate deposit accounts were primarily in public funds and consumer accounts. Included in interest-bearing checking deposits at March 31, 2014 was $32.6 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $3.3 million, or 9.2%, from the $35.9 million at December 31, 2013. Total certificates of deposit were $447.8 million at March 31, 2014, down $17.6 million, or 3.8%, from $465.4 million at December 31, 2013, as depositors continue to search for other savings and investing alternatives that deliver a higher return. Included in total certificates of deposit at March 31, 2014 was $11.7 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $1.2 million, or 9.2%, from the $12.9 million at December 31, 2013. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity. Approximately 85.2% of our total deposits were considered “core” deposits as of March 31, 2014.

Federal Home Loan Bank Borrowings
FHLB borrowings totaled $108.9 million as of March 31, 2014 compared with $106.9 million as of December 31, 2013. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of March 31, 2014, unchanged from December 31, 2013. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date, at the Company’s option. The interest rate on the debt is a variable rate based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At March 31, 2014, the interest rate was at 1.82%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at March 31, 2014 and December 31, 2013:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
March 31, 2014
Agricultural	$—	$3,027	$81	$3,108
Commercial and industrial	146	2,336	702	3,184
Credit cards	13	—	—	13
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	90	90
Farmland	—	2,269	28	2,297
Multifamily	—	—	—	—
Commercial real estate-other	—	308	1,765	2,073
Total commercial real estate	—	2,577	1,883	4,460
Residential real estate:
One- to four- family first liens	209	978	667	1,854
One- to four- family junior liens	—	14	149	163
Total residential real estate	209	992	816	2,017
Consumer	3	20	9	32
Total	$371	$8,952	$3,491	$12,814

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2013
Agricultural	$—	$3,093	$52	$3,145
Commercial and industrial	213	2,350	746	3,309
Credit cards	17	—	—	17
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	139	139
Farmland	—	2,311	29	2,340
Multifamily	395	—	—	395
Commercial real estate-other	164	381	1,576	2,121
Total commercial real estate	559	2,692	1,744	4,995
Residential real estate:
One- to four- family first liens	540	982	543	2,065
One- to four- family junior liens	49	13	126	188
Total residential real estate	589	995	669	2,253
Consumer	7	21	29	57
Total	$1,385	$9,151	$3,240	$13,776
Our nonperforming assets totaled $14.8 million as of March 31, 2014, a decrease of $0.7 million, or 4.7%, from December 31, 2013. The balance of OREO at March 31, 2014 was $2.0 million, up from $1.8 million at December 31, 2013. All of the other real estate property was acquired through foreclosures and we are actively working to sell all properties held as of March 31, 2014. Other real estate is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $12.8 million (1.19% of total bank loans) as of March 31, 2014, compared to $13.8 million (1.27% of total bank loans) as of December 31, 2013.
At March 31, 2014, nonperforming loans consisted of $3.5 million in nonaccrual loans, $9.0 million in troubled debt restructures and $0.4 million in loans past due 90 days or more and still accruing. This compares with $3.2 million, $9.2 million and $1.4 million, respectively, as of December 31, 2013. Nonaccrual loans increased $0.3 million, or 7.7%, at March 31, 2014 compared to December 31, 2013. The increase in nonaccrual loans was primarily due to normal fluctuations. The Company experienced a $0.2 million, or 2.2%, decrease in restructured loans, from December 31, 2013 to March 31, 2014, primarily resulting from the annual payments collected from three TDR-status borrowers. During the same period, loans past due 90 days or more and still accruing interest decreased $1.0 million, or 73.2%, from December 31, 2013 to March 31, 2014. This reduction was due to the net decrease of 13 loans from the 90 days or more and still accruing interest category, with 3 loans with a balance of $0.4 million being placed on nonaccrual, and the remainder either moving to past due 30 to 89 days or being brought current. Additionally, loans past due 30 to 89 days (not included in the nonperforming loan totals) were $4.7 million as of March 31, 2014 compared with $4.9 million as of December 31, 2013, a decrease of $0.2 million or 3.2%.
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
During the three months ended March 31, 2014, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$8,952	$9,151
Not in compliance with modified terms - on nonaccrual status	611	550
Total restructured loans	$9,563	$9,701
Allowance for Loan Losses
Our ALLL as of March 31, 2014 was $16.4 million, which was 1.53% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $16.2 million as of December 31, 2013, which was 1.49% of total bank loans as of that date. Gross charge-offs for the first three months of 2014 totaled $0.3 million, while recoveries of previously charged-off loans totaled $0.1 million. Annualized net loan charge offs to average bank loans for the first three months of 2014 was 0.08% compared to 0.11% for the year ended December 31, 2013. As of March 31, 2014, the ALLL was 128.2% of nonperforming loans compared with 117.4% as of December 31, 2013. Based on the inherent risk in the loan portfolio, we believe that as of March 31, 2014, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first three months of 2014. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's board of directors on a quarterly basis. At March 31, 2014, there were 7 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 28 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 10 of these equity loans and other financial institutions have the first lien on the remaining 18.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2014, reported TDRs were not a material portion of the loan portfolio. We review loans 90+ days past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $183.1 million as of March 31, 2014, compared to $178.0 million as of December 31, 2013, an increase of $5.1 million, or 2.9%. This increase was primarily attributable to net income of $5.0 million for the first quarter of 2014, and a $1.9 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale. These increases were partially offset by the payment of $1.2 million in common stock dividends, and a $0.4 million increase in treasury stock due to repurchases.
Total shareholders' equity was 10.49% of total assets as of March 31, 2014 and was 10.14% as of December 31, 2013. Tangible equity to tangible assets was 10.04% as of March 31, 2014 and 9.69% as of December 31, 2013. Our Tier 1 capital to risk-weighted assets ratio was 13.86% as of March 31, 2014 and was 13.36% as of December 31, 2013. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of March 31, 2014, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented. The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes. Management is continuing to plan for the effects that Basel III Rules may have on the Company's and the Bank's capital positions.
We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our Tier 1 capital to risk-weighted assets ratios. We believe this ratio provides investors with information regarding our financial condition and how we evaluate our financial condition internally. The following table provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

	At March 31,	At December 31,
(in thousands)	2014	2013
Tier 1 capital
Total shareholders' equity	$183,143	$178,016
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale(1)	(2,977)	(1,049)
Less: Disallowed Intangibles	(8,908)	(9,036)
Tier 1 capital	$186,722	$183,395
Risk-weighted assets	$1,347,009	$1,372,648
Tier 1 capital to risk-weighted assets	13.86%	13.36%

On February 15, 2014, 20,600 restricted stock units were granted to certain officers of the Company. Additionally, during the first three months of 2014, 19,111 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,993 shares were surrendered by grantees to satisfy tax requirements. In addition, 2,310 shares of common stock were issued in connection with the exercise of previously issued stock options, with no shares of stock surrendered in connection with the exercises.
The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At March 31, 2014
Consolidated:
Total capital/risk based	$203,768	15.13%	$107,761	8.00%	N/A	N/A
Tier 1 capital/risk based	186,722	13.86	53,880	4.00	N/A	N/A
Tier 1 capital/adjusted average	186,722	10.76	69,414	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$183,704	13.75%	$106,873	8.00%	$133,591	10.00%
Tier 1 capital/risk based	166,980	12.50	53,436	4.00	80,154	6.00
Tier 1 capital/adjusted average	166,980	9.69	68,953	4.00	86,191	5.00
At December 31, 2013
Consolidated:
Total capital/risk based	$200,714	14.62%	$109,812	8.00%	N/A	N/A
Tier 1 capital/risk based	183,361	13.36	54,906	4.00	N/A	N/A
Tier 1 capital/adjusted average	183,361	10.55	69,491	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$183,646	13.49%	$108,903	8.00%	$136,128	10.00%
Tier 1 capital/risk based	166,612	12.24	54,451	4.00	81,677	6.00
Tier 1 capital/adjusted average	166,612	9.65	69,063	4.00	86,329	5.00

Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $35.3 million as of March 31, 2014, compared with $24.9 million as of December 31, 2013. Investment securities classified as available for sale, totaling $496.9 million and $498.6 million as of March 31, 2014 and December 31, 2013, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the FHLB that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2014 to meet the needs of borrowers and depositors.
Our principal sources of funds were proceeds from the maturity and sale of investment securities, loan amortization, FHLB borrowings, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2014, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 30-year term. The interest rate on the debt is a variable rate, based on the three-month LIBOR rate plus 1.59%, with interest payable quarterly. At March 31, 2014, the interest rate was at 1.82%.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of March 31, 2014, outstanding commitments to extend credit totaled approximately $275.3 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $5.1 million as of March 31, 2014. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2014, there were approximately $3.3 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, the economic environment in recent years has made liquidity risk (namely, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund the acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $5.7 million in the first three months of 2014, compared with $2.9 million in the first three months of 2013. Net income before depreciation, amortization, and accretion was the primary contributor for the first three months of 2014.
Net cash inflows from investing activities were $18.2 million in the first three months of 2014, compared to net cash outflows of $20.1 million in the comparable three-month period of 2013. In the first three months of 2014, investment securities transactions resulted in net cash inflows of $3.8 million, compared to outflows of $16.8 million during the same period of 2013. Purchases of premises and equipment resulted in a $2.8 million cash outflow in the first three months of 2014, resulting from the two large building projects we currently have underway. The repayment of loan principal accounted for net cash inflows of $15.0 million for the first three months of 2014, compared with $6.5 million of net outflows for the same period of 2013. Cash inflows from loan pool participations were $2.1 million during the first three months of 2014 compared to $3.3 million during the same period of 2013.
Net cash used in financing activities in the first three months of 2014 was $13.5 million, compared with net cash used of $8.1 million for the same period of 2013. The largest financing cash outflows during the three months ended March 31, 2014 were the $8.9 million net decrease in repurchase agreements and the $5.5 million decrease in federal funds purchased. The largest cash inflows from financing activities in the first three months of 2014 consisted of the net increase of $2.0 million in FHLB borrowings and a $0.7 million net increase in deposits.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include: volume concentration (percentage of liabilities), cost, volatility, and the fit with the current management plan. These acceptable sources of liquidity include:
•Fed Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window
Fed Funds Lines:
Routine liquidity requirements are met by fluctuations in the Bank's federal funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and Fed Funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines totaling $55.0 million, which are tested annually to ensure availability.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of March 31, 2014, the Bank had $266.2 million of advance equivalent collateral pledged to the FHLB and $108.9 million in outstanding borrowings, leaving $151.3 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2014.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2014, the Bank has municipal securities with an approximate market value of $12.9 million pledged for liquidity purposes.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at March 31, 2014 and December 31, 2013.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
March 31, 2014
Dollar change	$(990)	$(50)	$(382)	$(555)
Percent change	(1.8)%	(0.1)%	(0.7)%	(1.0)%
December 31, 2013
Dollar change	$(1,060)	$(59)	$(616)	$(914)
Percent change	(1.8)%	(0.1)%	(1.1)%	(1.6)%
As shown above, at March 31, 2014, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $0.6 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $1.0 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would also result in a decrease in net interest income as the yield on interest-earning assets would decline, but those on interest-bearing liabilities are generally unable to decline materially, as the average rate on our interest-bearing liabilities is already below 1.0%. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder, as well as the rules adopted by the federal bank regulatory agencies to implement the Basel III capital accord), and changes in the scope and cost of FDIC insurance and other coverages;

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

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2013.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. We believe that there are no threatened or pending proceedings, other than ordinary routine litigation incidental to the Company's business, against the Company or its subsidiaries, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2013.  Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (B)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2014	10,066	$23.28	8,666	$3,824,032
February 1 - 28, 2014	21,393	24.22	20,800	3,316,940
March 1 - 31, 2014	—	—	—	3,316,940
Total	31,459	$23.92	29,466	$3,316,940
The difference in shares purchased between (A) and (B) represents shares withheld to satisfy tax withholding obligations upon the vesting of restricted stock units.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 1, 2014	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer