Form 10-Q
period 2014-06-30
MidWestOne Financial Group, Inc.
filed 2014-07-31
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 30, 2014, there were 8,399,414 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$21,527	$24,516
Interest-bearing deposits in banks	755	374
Cash and cash equivalents	22,282	24,890
Investment securities:
Available for sale	472,136	498,561
Held to maturity (fair value of $41,568 as of June 30, 2014 and $30,191 as of December 31, 2013)	42,697	32,625
Loans held for sale	1,947	357
Loans	1,085,921	1,088,412
Allowance for loan losses	(16,432)	(16,179)
Net loans	1,069,489	1,072,233
Loan pool participations, net	21,472	25,533
Premises and equipment, net	32,461	27,682
Accrued interest receivable	9,310	10,409
Intangible assets, net	8,532	8,806
Bank-owned life insurance	30,052	29,598
Other real estate owned	1,820	1,770
Deferred income taxes	3,377	8,194
Other assets	14,332	14,560
Total assets	$1,729,907	$1,755,218
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$205,388	$222,359
Interest-bearing checking	578,584	592,673
Savings	103,679	94,559
Certificates of deposit under $100,000	242,096	256,283
Certificates of deposit $100,000 and over	217,905	209,068
Total deposits	1,347,652	1,374,942
Federal funds purchased	4,731	5,482
Securities sold under agreements to repurchase	57,293	61,183
Federal Home Loan Bank borrowings	103,900	106,900
Deferred compensation liability	3,434	3,469
Long-term debt	15,464	15,464
Accrued interest payable	745	765
Other liabilities	10,172	8,997
Total liabilities	1,543,391	1,577,202
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at June 30, 2014 and December 31, 2013	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at June 30, 2014 and December 31, 2013; issued 8,690,398 shares at June 30, 2014 and December 31, 2013; outstanding 8,396,191 shares at June 30, 2014 and 8,481,799 shares at December 31, 2013	8,690	8,690
Additional paid-in capital	80,323	80,506
Treasury stock at cost, 294,207 shares as of June 30, 2014 and 208,599 shares at December 31, 2013	(5,950)	(3,702)
Retained earnings	98,754	91,473
Accumulated other comprehensive income	4,699	1,049
Total shareholders' equity	186,516	178,016
Total liabilities and shareholders' equity	$1,729,907	$1,755,218

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$12,005	$12,277	$23,945	$24,391
Interest and discount on loan pool participations	532	610	812	1,690
Interest on bank deposits	5	1	9	6
Interest on investment securities:
Taxable securities	2,274	2,546	4,590	5,176
Tax-exempt securities	1,360	1,334	2,741	2,695
Total interest income	16,176	16,768	32,097	33,958
Interest expense:
Interest on deposits:
Interest-bearing checking	547	600	1,092	1,271
Savings	36	35	72	71
Certificates of deposit under $100,000	634	1,121	1,331	2,360
Certificates of deposit $100,000 and over	449	569	894	1,202
Total interest expense on deposits	1,666	2,325	3,389	4,904
Interest on federal funds purchased	5	18	6	27
Interest on securities sold under agreements to repurchase	29	29	59	65
Interest on Federal Home Loan Bank borrowings	545	705	1,107	1,397
Interest on other borrowings	7	7	13	15
Interest on long-term debt	69	75	141	150
Total interest expense	2,321	3,159	4,715	6,558
Net interest income	13,855	13,609	27,382	27,400
Provision for loan losses	300	600	750	800
Net interest income after provision for loan losses	13,555	13,009	26,632	26,600
Noninterest income:
Trust, investment, and insurance fees	1,430	1,423	2,948	2,772
Service charges and fees on deposit accounts	848	743	1,476	1,450
Mortgage origination and loan servicing fees	318	717	755	1,761
Other service charges, commissions and fees	552	596	1,171	1,168
Bank-owned life insurance income	225	230	454	461
Gain on sale or call of available for sale securities (Includes $191 and $4 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three months ended June 30, 2014 and 2013, respectively, and $974 and $84 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the six months ended June 30, 2014 and 2013, respectively)	191	4	974	84
Loss on sale of premises and equipment	(8)	—	(5)	(2)
Total noninterest income	3,556	3,713	7,773	7,694
Noninterest expense:
Salaries and employee benefits	6,060	6,173	12,194	12,466
Net occupancy and equipment expense	1,634	1,538	3,239	3,226
Professional fees	779	718	1,354	1,401
Data processing expense	391	337	815	728
FDIC insurance expense	240	296	483	590
Amortization of intangible assets	137	166	274	332
Other operating expense	1,398	1,357	2,672	2,836
Total noninterest expense	10,639	10,585	21,031	21,579
Income before income tax expense	6,472	6,137	13,374	12,715
Income tax expense (Includes $74 and $2 income tax expense reclassified from accumulated other comprehensive income for the three months ended June 30, 2014 and 2013, respectively, and $380 and $33 income tax expense reclassified from accumulated other comprehensive income for the six months ended June 30, 2014 and 2013, respectively)	1,719	1,606	3,648	3,394
Net income	$4,753	$4,531	$9,726	$9,321
Share and per share information:
Ending number of shares outstanding	8,396,191	8,466,471	8,396,191	8,466,471
Average number of shares outstanding	8,428,307	8,474,925	8,451,819	8,484,100
Diluted average number of shares	8,452,291	8,517,292	8,479,989	8,526,961
Earnings per common share - basic	$0.56	$0.54	$1.15	$1.10
Earnings per common share - diluted	0.56	0.53	1.14	1.09
Dividends paid per common share	0.145	0.125	0.290	0.250
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,753	$4,531	$9,726	$9,321

Other comprehensive income (loss), available for sale securities:
Unrealized holding gains (losses) arising during period	2,965	(11,558)	6,853	(12,968)
Reclassification adjustment for gains included in net income	(191)	(4)	(974)	(84)
Income tax (expense) benefit	(1,052)	4,317	(2,229)	4,876
Other comprehensive income (loss) on available for sale securities	1,722	(7,245)	3,650	(8,176)
Other comprehensive income (loss), net of tax	1,722	(7,245)	3,650	(8,176)
Comprehensive income (loss)	$6,475	$(2,714)	$13,376	$1,145
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	9,321	—	9,321
Dividends paid on common stock ($0.25 per share)	—	—	—	—	(2,121)	—	(2,121)
Stock options exercised (22,193 shares)	—	—	(39)	143	—	—	104
Release/lapse of restriction on RSUs (19,385 shares)	—	—	(259)	282	—	—	23
Repurchase of common stock (40,713 shares)	—	—	—	(967)	—	—	(967)
Stock compensation	—	—	167	—	—	—	167
Other comprehensive loss, net of tax	—	—	—	—	—	(8,176)	(8,176)
Balance at June 30, 2013	$—	$8,690	$80,252	$(3,858)	$84,325	$2,874	$172,283
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	9,726	—	9,726
Dividends paid on common stock ($0.29 per share)	—	—	—	—	(2,445)	—	(2,445)
Stock options exercised (3,310 shares)	—	—	(10)	60	—	—	50
Release/lapse of restriction on RSUs (26,641 shares)	—	—	(418)	443	—	—	25
Repurchase of common stock (113,566 shares)	—	—	—	(2,751)	—	—	(2,751)
Stock compensation	—	—	245	—	—	—	245
Other comprehensive income, net of tax	—	—	—	—	—	3,650	3,650
Balance at June 30, 2014	$—	$8,690	$80,323	$(5,950)	$98,754	$4,699	$186,516
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,726	$9,321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	800
Depreciation, amortization and accretion	2,179	2,709
Loss on sale of premises and equipment	5	2
Deferred income taxes	2,588	(76)
Stock-based compensation	245	167
Net gain on sale or call of available for sale securities	(974)	(84)
Net (gain) loss on sale of other real estate owned	8	(39)
Net gain on sale of loans held for sale	(189)	(838)
Writedown of other real estate owned	49	33
Origination of loans held for sale	(16,381)	(52,325)
Proceeds from sales of loans held for sale	14,980	53,054
Decrease in accrued interest receivable	1,099	754
Increase in cash surrender value of bank-owned life insurance	(454)	(461)
Decrease in other assets	228	3,309
Decrease in deferred compensation liability	(35)	(42)
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	1,155	(590)
Net cash provided by operating activities	14,979	15,694
Cash flows from investing activities:
Proceeds from sales of available for sale securities	15,870	12,205
Proceeds from maturities and calls of available for sale securities	36,210	59,139
Purchases of available for sale securities	(19,606)	(37,243)
Proceeds from maturities and calls of held to maturity securities	465	540
Purchase of held to maturity securities	(10,533)	(1,185)
Decrease (increase) in loans	1,675	(26,372)
Decrease in loan pool participations, net	4,061	5,933
Purchases of premises and equipment	(5,892)	(2,025)
Proceeds from sale of other real estate owned	212	586
Proceeds from sale of premises and equipment	3	12
Proceeds from sale of assets held for sale	—	764
Net cash provided by investing activities	22,465	12,354
Cash flows from financing activities:
Net decrease in deposits	(27,290)	(62,797)
Increase (decrease) in federal funds purchased	(751)	2,235
Decrease in securities sold under agreements to repurchase	(3,890)	(11,146)
Proceeds from Federal Home Loan Bank borrowings	19,000	94,000
Repayment of Federal Home Loan Bank borrowings	(22,000)	(71,000)
Stock options exercised	75	127
Dividends paid	(2,445)	(2,121)
Repurchase of common stock	(2,751)	(967)
Net cash used in financing activities	(40,052)	(51,669)
Net decrease in cash and cash equivalents	(2,608)	(23,621)
Cash and cash equivalents at beginning of period	24,890	47,191
Cash and cash equivalents at end of period	$22,282	$23,570
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,735	$6,786
Cash paid during the period for income taxes	$464	$4,038
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$319	$76
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
The Company owns 100% of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), and 100% of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through our bank subsidiary, MidWestOne Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2014, and the results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2014 may not be indicative of results for the year ending December 31, 2014, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in banks.

2.Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of June 30, 2014, none were issued or outstanding.
Common Stock: As of June 30, 2014, the number of authorized shares of common stock for the Company was 15,000,000. As of June 30, 2014, 8,396,191 shares were outstanding.
On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. As of June 30, 2014 the remaining amount available for share repurchases under the program was $1.3 million.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaces the Company's prior repurchase program. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

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
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
Basic earnings per common share computation
Numerator:
Net income	$4,753	$4,531	$9,726	$9,321

Denominator:
Weighted average shares outstanding	8,428,307	8,474,925	8,451,819	8,484,100
Basic earnings per common share	$0.56	$0.54	$1.15	$1.10

Diluted earnings per common share computation
Numerator:
Net income	$4,753	$4,531	$9,726	$9,321

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,452,291	8,517,292	8,479,989	8,526,961
Diluted earnings per common share	$0.56	$0.53	$1.14	$1.09

4.Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$49,459	$409	$549	$49,319
State and political subdivisions	193,111	7,891	535	200,467
Mortgage-backed securities	39,794	1,888	—	41,682
Collateralized mortgage obligations	145,269	971	3,115	143,125
Corporate debt securities	34,282	291	131	34,442
Total debt securities	461,915	11,450	4,330	469,035
Other equity securities	2,673	467	39	3,101
Total	$464,588	$11,917	$4,369	$472,136

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$45,279	$527	$867	$44,939
State and political subdivisions	207,734	5,625	2,563	210,796
Mortgage-backed securities	37,593	1,692	—	39,285
Collateralized mortgage obligations	171,714	1,003	3,494	169,223
Collateralized debt obligations	2,111	190	984	1,317
Corporate debt securities	29,802	284	142	29,944
Total debt securities	494,233	9,321	8,050	495,504
Other equity securities	2,659	453	55	3,057
Total	$496,892	$9,774	$8,105	$498,561

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$30,403	$61	$469	$29,995
Mortgage-backed securities	23	3	—	26
Collateralized mortgage obligations	9,007	—	487	8,520
Corporate debt securities	3,264	—	237	3,027
Total	$42,697	$64	$1,193	$41,568

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,888	$—	$1,326	$18,562
Mortgage-backed securities	28	3	—	31
Collateralized mortgage obligations	9,447	—	834	8,613
Corporate debt securities	3,262	—	277	2,985
Total	$32,625	$3	$2,437	$30,191
Investment securities with a carrying value of $173.9 million and $202.8 million at June 30, 2014 and December 31, 2013, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of June 30, 2014 and December 31, 2013. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$—	$—	$22,259	$549	$22,259	$549
State and political subdivisions	70	7,189	30	15,865	505	23,054	535
Collateralized mortgage obligations	16	42,577	754	52,778	2,361	95,355	3,115
Corporate debt securities	4	8,333	53	3,620	78	11,953	131
Other equity securities	1	961	39	—	—	961	39
Total	94	$59,060	$876	$94,522	$3,493	$153,582	$4,369

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$21,977	$867	$—	$—	$21,977	$867
State and political subdivisions	171	54,153	2,331	1,799	232	55,952	2,563
Collateralized mortgage obligations	18	110,142	3,164	5,047	330	115,189	3,494
Collateralized debt obligations	3	—	—	934	984	934	984
Corporate debt securities	3	7,430	93	1,561	49	8,991	142
Other equity securities	1	945	55	—	—	945	55
Total	199	$194,647	$6,510	$9,341	$1,595	$203,988	$8,105

		As of June 30, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	39	$3,727	$48	$13,313	$421	$17,040	$469
Collateralized mortgage obligations	1	—	—	8,520	487	8,520	487
Corporate debt securities	2	650	230	237	7	887	237
Total	42	$4,377	$278	$22,070	$915	$26,447	$1,193

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	30	$17,420	$1,195	$1,142	$131	$18,562	$1,326
Collateralized mortgage obligations	1	8,613	834	—	—	8,613	834
Corporate debt securities	2	2,984	277	—	—	2,984	277
Total	33	$29,017	$2,306	$1,142	$131	$30,159	$2,437
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
At June 30, 2014 and December 31, 2013, the Company's mortgage-backed securities portfolio consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation (FHLMC), the Federal

National Mortgage Association (FNMA), and the Government National Mortgage Association (GNMA). The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At June 30, 2014, approximately 61% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of June 30, 2014 and December 31, 2013.
At December 31, 2013, the Company owned five collateralized debt obligations ("CDOs") backed by pools of trust preferred securities with an original cost basis of $8.8 million. The amortized cost of these securities as of December 31, 2013 totaled $2.1 million, after OTTI charges had been recognized. During the quarter ended March 31, 2014, the Company sold these investment securities at a net gain of $0.8 million.
As of June 30, 2014, the Company also owned $2.1 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the six months ended June 30, 2014 and the full year of 2013, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Beginning balance	$—	$7,379	$6,639	$7,379
Reductions to credit losses:
Securities with other than temporary impairment, due to sale	—	—	(6,639)	—
Ending balance	$—	$7,379	$—	$7,379
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

The contractual maturity distribution of investment debt securities at June 30, 2014, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$27,752	$28,201	$185	$185
Due after one year through five years	94,605	96,848	2,726	2,716
Due after five years through ten years	107,401	111,352	12,280	12,228
Due after ten years	47,094	47,827	18,476	17,893
Debt securities without a single maturity date	185,063	184,807	9,030	8,546
Total	$461,915	$469,035	$42,697	$41,568

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
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at June 30, 2014 was $9.0 million and at December 31, 2013 was $9.2 million, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB-Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$191	$64	$1,120	$144
Gross realized losses	—	(60)	(146)	(60)
Other-than-temporary impairment	—	—	—	—
	191	4	974	84
Equity securities:
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	—	—
Total net realized gains and losses	$191	$4	$974	$84

5.Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses, loans, and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2014 and December 31, 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$134	$393	$259	$175	$1	$—	$962
Collectively evaluated for impairment	1,011	4,790	4,475	2,854	228	2,112	15,470
Total	$1,145	$5,183	$4,734	$3,029	$229	$2,112	$16,432
Loans acquired with deteriorated credit quality (loan pool participations)	$1	$50	$597	$90	$8	$1,388	$2,134
Loans receivable
Individually evaluated for impairment	$3,052	$3,512	$4,617	$1,776	$27	$—	$12,984
Collectively evaluated for impairment	86,451	279,326	420,347	267,988	18,825	—	1,072,937
Total	$89,503	$282,838	$424,964	$269,764	$18,852	$—	$1,085,921
Loans acquired with deteriorated credit quality (loan pool participations)	$11	$1,099	$15,682	$3,467	$13	$3,334	$23,606

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$125	$559	$513	$220	$6	$—	$1,423
Collectively evaluated for impairment	1,233	4,421	4,781	2,965	269	1,087	14,756
Total	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$64	$627	$88	$6	$1,346	$2,134
Loans receivable
Individually evaluated for impairment	$3,146	$3,521	$5,079	$1,664	$50	$—	$13,460
Collectively evaluated for impairment	94,021	260,130	429,345	272,462	18,994	—	1,074,952
Total	$97,167	$263,651	$434,424	$274,126	$19,044	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$49	$1,302	$18,168	$3,823	$18	$4,307	$27,667
Loans with unpaid principal in the amount of $400.0 million and $408.4 million at June 30, 2014 and December 31, 2013, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2014 and 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Beginning balance	$1,034	$5,404	$4,490	$2,989	$294	$2,214	$16,425
Charge-offs	—	(103)	(80)	(139)	(22)	—	(344)
Recoveries	—	41	—	1	9	—	51
Provision	111	(159)	324	178	(52)	(102)	300
Ending balance	$1,145	$5,183	$4,734	$3,029	$229	$2,112	$16,432
2013
Beginning balance	$971	$4,396	$5,894	$3,084	$258	$1,657	$16,260
Charge-offs	—	(203)	(88)	(68)	(22)	—	(381)
Recoveries	31	30	5	21	12	—	99
Provision	(7)	551	(147)	297	31	(125)	600
Ending balance	$995	$4,774	$5,664	$3,334	$279	$1,532	$16,578

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2014 and 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	—	(273)	(153)	(201)	(45)	—	(672)
Recoveries	5	154	—	4	12	—	175
Provision	(218)	322	(407)	41	(13)	1,025	750
Ending balance	$1,145	$5,183	$4,734	$3,029	$229	$2,112	$16,432
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(376)	(88)	(180)	(71)	—	(754)
Recoveries	36	39	462	23	15	—	575
Provision	(28)	512	(477)	484	(21)	330	800
Ending balance	$995	$4,774	$5,664	$3,334	$279	$1,532	$16,578
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

When it is determined that a loan requires a partial or full charge-off, a request for approval of a charge-off is submitted to the Bank's President, Executive Vice President and Chief Credit Officer, and the Senior Regional Loan officer. The Bank's board of directors formally approves all loan charge-offs. Once a loan is charged-off, it cannot be restructured and returned to the Bank's books.
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
(dollars in thousands)
Troubled Debt Restructurings:
Residential real estate:
One- to four- family first liens
Interest rate reduction	—	—	—	1	55	57
Total	—	$—	$—	1	$55	$57

	Six Months Ended June 30,
	2014			2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial and industrial
Amortization or maturity date change	—	$—	$—	1	$158	$158
Commercial real estate:
Commercial real estate-other
Amortization or maturity date change	—	—	—	2	165	136
Residential real estate:
One- to four- family first liens
Interest rate reduction	—	—	—	2	164	169
One- to four- family junior liens
Interest rate reduction	—	—	—	1	8	13
Total	—	$—	$—	6	$495	$476
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Amortization or maturity date change	—	—	1	536	—	$—	2	$688
Commercial real estate:
Commercial real estate-other
Amortization or maturity date change	—	—	1	72	—	—	1	72
Residential real estate:
One- to four- family first liens
Interest rate reduction	—	—	1	112	—	—	1	112
Total	—	$—	3	$720	—	$—	4	$872
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

Loans Reviewed Collectively for Impairment
All loans not evaluated individually for impairment are grouped together by type (i.e. commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e. pass, special mention, and substandard). Homogeneous loans past due 60-89 days and 90 days and over are classified special mention and substandard, respectively, for allocation purposes.

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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at June 30, 2014 and December 31, 2013:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
June 30, 2014
Agricultural	$82,421	$5,609	$1,473	$—	$—	$89,503
Commercial and industrial	250,775	15,674	14,882	—	—	281,331
Credit cards	1,216	5	15	—	—	1,236
Overdrafts	279	77	88	—	—	444
Commercial real estate:
Construction and development	59,837	9,943	1,305	—	—	71,085
Farmland	78,854	2,159	2,295	—	—	83,308
Multifamily	55,596	185	—	—	—	55,781
Commercial real estate-other	200,948	12,281	1,561	—	—	214,790
Total commercial real estate	395,235	24,568	5,161	—	—	424,964
Residential real estate:
One- to four- family first liens	209,949	4,552	3,136	—	—	217,637
One- to four- family junior liens	51,891	82	154	—	—	52,127
Total residential real estate	261,840	4,634	3,290	—	—	269,764
Consumer	18,621	29	29	—	—	18,679
Total	$1,010,387	$50,596	$24,938	$—	$—	$1,085,921
Loans acquired with deteriorated credit quality (loan pool participations)	$11,385	$—	$12,213	$—	$8	$23,606

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2013
Agricultural	$93,187	$460	$3,520	$—	$—	$97,167
Commercial and industrial	239,485	11,097	11,786	—	—	262,368
Credit cards	1,010	1	17	—	—	1,028
Overdrafts	326	123	88	—	—	537
Commercial real estate:
Construction and development	56,112	14,984	1,493	—	—	72,589
Farmland	80,044	3,091	2,340	—	—	85,475
Multifamily	53,315	1,732	396	—	—	55,443
Commercial real estate-other	205,914	12,994	2,009	—	—	220,917
Total commercial real estate	395,385	32,801	6,238	—	—	434,424
Residential real estate:
One- to four- family first liens	213,815	3,994	2,859	—	—	220,668
One- to four- family junior liens	53,225	38	195	—	—	53,458
Total residential real estate	267,040	4,032	3,054	—	—	274,126
Consumer	18,643	57	62	—	—	18,762
Total	$1,015,076	$48,571	$24,765	$—	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$13,569	$—	$14,093	$—	$5	$27,667
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

The following table sets forth the amounts and categories of the Company's impaired loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,410	$1,910	$—	$1,475	$1,975	$—
Commercial and industrial	2,103	2,204	—	1,919	2,020	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	90	283	—	132	601	—
Farmland	85	98	—	93	107	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	417	443	—	587	612	—
Total commercial real estate	592	824	—	812	1,320	—
Residential real estate:
One- to four- family first liens	791	1,036	—	622	741	—
One- to four- family junior liens	75	75	—	50	50	—
Total residential real estate	866	1,111	—	672	791	—
Consumer	8	24	—	10	26	—
Total	$4,979	$6,073	$—	$4,888	$6,132	$—
With an allowance recorded:
Agricultural	$1,642	$1,642	$134	$1,671	$1,671	$125
Commercial and industrial	1,409	1,465	393	1,602	1,657	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	7	7	3
Farmland	2,418	2,418	14	2,311	2,461	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,607	1,821	245	1,949	2,164	291
Total commercial real estate	4,025	4,239	259	4,267	4,632	513
Residential real estate:
One- to four- family first liens	836	836	139	902	902	170
One- to four- family junior liens	74	74	36	90	90	50
Total residential real estate	910	910	175	992	992	220
Consumer	19	19	1	40	40	6
Total	$8,005	$8,275	$962	$8,572	$8,992	$1,423
Total:
Agricultural	$3,052	$3,552	$134	$3,146	$3,646	$125
Commercial and industrial	3,512	3,669	393	3,521	3,677	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	90	283	—	139	608	3
Farmland	2,503	2,516	14	2,404	2,568	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,024	2,264	245	2,536	2,776	291
Total commercial real estate	4,617	5,063	259	5,079	5,952	513
Residential real estate:
One- to four- family first liens	1,627	1,872	139	1,524	1,643	170
One- to four- family junior liens	149	149	36	140	140	50
Total residential real estate	1,776	2,021	175	1,664	1,783	220
Consumer	27	43	1	50	66	6
Total	$12,984	$14,348	$962	$13,460	$15,124	$1,423

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,410	$65	$1,491	$14	$1,414	$80	$1,531	$30
Commercial and industrial	2,151	40	1,062	8	2,169	64	1,106	19
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	90	1	149	—	90	1	149	—
Farmland	87	3	103	2	89	4	105	4
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	442	1	819	3	450	(7)	818	6
Total commercial real estate	619	5	1,071	5	629	(2)	1,072	10
Residential real estate:
One- to four- family first liens	798	6	478	—	803	5	482	4
One- to four- family junior liens	75	—	69	1	75	—	70	1
Total residential real estate	873	6	547	1	878	5	552	5
Consumer	8	—	20	—	9	—	21	—
Total	$5,061	$116	$4,191	$28	$5,099	$147	$4,282	$64
With an allowance recorded:
Agricultural	$1,642	$63	1,671	13	$1,669	$76	$1,688	$25
Commercial and industrial	1,446	24	919	11	1,475	38	929	24
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	523	7	—	—	523	15
Farmland	2,418	139	2,316	27	2,433	166	2,316	54
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,608	18	791	8	1,612	27	793	15
Total commercial real estate	4,026	157	3,630	42	4,045	193	3,632	84
Residential real estate:
One- to four- family first liens	838	17	976	5	839	26	978	12
One- to four- family junior liens	74	—	102	(1)	75	—	103	—
Total residential real estate	912	17	1,078	4	914	26	1,081	12
Consumer	20	1	39	1	20	1	39	1
Total	$8,046	$262	$7,337	$71	$8,123	$334	$7,369	$146
Total:
Agricultural	$3,052	$128	3,162	27	$3,083	$156	$3,219	$55
Commercial and industrial	3,597	64	1,981	19	3,644	102	2,035	43
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	90	1	672	7	90	1	672	15
Farmland	2,505	142	2,419	29	2,522	170	2,421	58
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,050	19	1,610	11	2,062	20	1,611	21
Total commercial real estate	4,645	162	4,701	47	4,674	191	4,704	94
Residential real estate:
One- to four- family first liens	1,636	23	1,454	5	1,642	31	1,460	16
One- to four- family junior liens	149	—	171	—	150	—	173	1
Total residential real estate	1,785	23	1,625	5	1,792	31	1,633	17
Consumer	28	1	59	1	29	1	60	1
Total	$13,107	$378	$11,528	$99	$13,222	$481	$11,651	$210

The following table sets forth the composition and past due status of the Company's loans at June 30, 2014 and December 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
June 30, 2014
Agricultural	$275	$29	$32	$336	$89,167	$89,503	$6
Commercial and industrial	1,016	178	698	1,892	279,439	281,331	—
Credit cards	1	5	15	21	1,215	1,236	—
Overdrafts	45	17	27	89	355	444	—
Commercial real estate:
Construction and development	72	—	90	162	70,923	71,085	—
Farmland	598	—	—	598	82,710	83,308	—
Multifamily	396	—	—	396	55,385	55,781	—
Commercial real estate-other	178	—	1,482	1,660	213,130	214,790	34
Total commercial real estate	1,244	—	1,572	2,816	422,148	424,964	34
Residential real estate:
One- to four- family first liens	2,022	724	1,172	3,918	213,719	217,637	582
One- to four- family junior liens	124	82	136	342	51,785	52,127	—
Total residential real estate	2,146	806	1,308	4,260	265,504	269,764	582
Consumer	49	29	10	88	18,591	18,679	2
Total	$4,776	$1,064	$3,662	$9,502	$1,076,419	$1,085,921	$624
December 31, 2013
Agricultural	$65	$23	$52	$140	$97,027	$97,167	$—
Commercial and industrial	610	876	960	2,446	259,922	262,368	213
Credit cards	—	1	17	18	1,010	1,028	17
Overdrafts	40	1	48	89	448	537	—
Commercial real estate:
Construction and development	84	—	56	140	72,449	72,589	—
Farmland	—	—	—	—	85,475	85,475	—
Multifamily	—	—	395	395	55,048	55,443	395
Commercial real estate-other	604	190	1,740	2,534	218,383	220,917	164
Total commercial real estate	688	190	2,191	3,069	431,355	434,424	559
Residential real estate:
One- to four- family first liens	1,891	869	984	3,744	216,924	220,668	540
One- to four- family junior liens	316	38	175	529	52,929	53,458	49
Total residential real estate	2,207	907	1,159	4,273	269,853	274,126	589
Consumer	17	62	36	115	18,647	18,762	7
Total	$3,627	$2,060	$4,463	$10,150	$1,078,262	$1,088,412	$1,385

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
(in thousands)
Agricultural	$26	$52
Commercial and industrial	731	746
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	90	139
Farmland	26	29
Multifamily	—	—
Commercial real estate-other	1,448	1,576
Total commercial real estate	1,564	1,744
Residential real estate:
One- to four- family first liens	695	543
One- to four- family junior liens	135	126
Total residential real estate	830	669
Consumer	8	29
Total	$3,159	$3,240

As of June 30, 2014, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged down to their estimated value. As of June 30, 2014, approximately 72% of the loans were contractually current or less than 90 days past due, while 28% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which was reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 28% of loans contractually past due includes loans in litigation and foreclosed property.

6.Income Taxes
Federal income tax expense for the three and six months ended June 30, 2014 and 2013 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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

GAAP requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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
The Company classified its pooled trust preferred CDOs as Level 3 until such securities were sold in the first quarter of 2014. The portfolio consisted of five investments in CDOs backed by pools of trust preferred securities issued by financial institutions and insurance companies. The Company had determined that the observable market data associated with these assets did not represent orderly transactions and reflected forced liquidations or distressed sales. Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.
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
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$49,319	$—	$49,319	$—
State and political subdivisions	200,467	—	200,467	—
Mortgage-backed securities	41,682	—	41,682	—
Collateralized mortgage obligations	143,125	—	143,125	—
Corporate debt securities	34,442	—	34,442	—
Total available for sale debt securities	469,035	—	469,035	—
Available for sale equity securities:
Other equity securities	3,101	3,101	—	—
Total available for sale equity securities	3,101	3,101	—	—
Total securities available for sale	$472,136	$3,101	$469,035	$—

Mortgage servicing rights	$2,313	$—	$—	$2,313

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$44,939	$—	$44,939	$—
State and political subdivisions	210,796	—	210,796	—
Mortgage-backed securities	39,285	—	39,285	—
Collateralized mortgage obligations	169,223	—	169,223	—
Collateralized debt obligations	1,317	—	—	1,317
Corporate debt securities	29,944	—	29,944	—
Total available for sale debt securities	495,504	—	494,187	1,317
Available for sale equity securities:
Other equity securities	3,057	3,057	—	—
Total available for sale equity securities	3,057	3,057	—	—
Total securities available for sale	$498,561	$3,057	$494,187	$1,317

Mortgage servicing rights	$2,298	$—	$—	$2,298

There were no transfers of assets between levels of the fair value hierarchy during the three and six months ended June 30, 2014 and 2013.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$1,317	$2,298	$755	$1,484
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	782	(82)	—	83
Included in other comprehensive income	794	—	31	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	97	—	232
Sales	(2,893)	—	—	—
Settlements	—	—	—	—
Ending balance	$—	$2,313	$786	$1,799
The following table presents the amount of gains and losses included in earnings and other comprehensive income for the six months ended June 30, 2014 and 2013 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	For the Six Months Ended June 30,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$782	$15	$—	$315

Change in unrealized gains (losses) for the period included in other comprehensive income	794	—	31	—
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

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2014 and December 31, 2013, as more fully described above.

	Fair Value Measurement at June 30, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,091	—	—	1,091
Commercial real estate:
Construction and development	90	—	—	90
Farmland	62	—	—	62
Multifamily	—	—	—	—
Commercial real estate-other	1,493	—	—	1,493
Total commercial real estate	1,645	—	—	1,645
Residential real estate:
One- to four- family first liens	516	—	—	516
One- to four- family junior liens	28	—	—	28
Total residential real estate	544	—	—	544
Consumer	28	—	—	28
Collateral dependent impaired loans	$3,308	$—	$—	$3,308
Other real estate owned	$1,820	$—	$—	$1,820

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,043	—	—	1,043
Commercial real estate:
Construction and development	136	—	—	136
Farmland	65	—	—	65
Multifamily	—	—	—	—
Commercial real estate-other	1,786	—	—	1,786
Total commercial real estate	1,987	—	—	1,987
Residential real estate:
One- to four- family first liens	186	—	—	186
One- to four- family junior liens	30	—	—	30
Total residential real estate	216	—	—	216
Consumer	44	—	—	44
Collateral dependent impaired loans	$3,290	$—	$—	$3,290
Other real estate owned	$1,770	$—	$—	$1,770

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2014 and December 31, 2013. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$22,282	$22,282	$22,282	$—	$—
Investment securities:
Available for sale	472,136	472,136	3,101	469,035	—
Held to maturity	42,697	41,568	—	41,568	—
Total investment securities	514,833	513,704	3,101	510,603	—
Loans held for sale	1,947	1,970	—	—	1,970
Loans, net:
Agricultural	88,184	88,287	—	—	88,287
Commercial and industrial	275,644	276,153	—	—	276,153
Credit cards	1,191	1,191	—	—	1,191
Overdrafts	353	353	—	—	353
Commercial real estate:
Construction and development	69,961	70,141	—	—	70,141
Farmland	82,439	83,125	—	—	83,125
Multifamily	55,216	55,241	—	—	55,241
Commercial real estate-other	211,787	212,774	—	—	212,774
Total commercial real estate	419,403	421,281	—	—	421,281
Residential real estate:
One- to four- family first liens	214,639	216,396	—	—	216,396
One- to four- family junior liens	51,572	51,732	—	—	51,732
Total residential real estate	266,211	268,128	—	—	268,128
Consumer	18,503	18,497	—	—	18,497
Total loans, net	1,069,489	1,073,890	—	—	1,073,890
Loan pool participations, net	21,472	21,472	—	—	21,472
Accrued interest receivable	9,310	9,310	9,310	—	—
Federal Home Loan Bank stock	8,991	8,991	—	8,991	—
Financial liabilities:
Deposits:
Non-interest bearing demand	205,388	205,388	205,388	—	—
Interest-bearing checking	578,584	578,584	578,584	—	—
Savings	103,679	103,679	103,679	—	—
Certificates of deposit under $100,000	242,096	243,025	—	243,025	—
Certificates of deposit $100,000 and over	217,905	218,270	—	218,270	—
Total deposits	1,347,652	1,348,946	887,651	461,295	—
Federal funds purchased and securities sold under agreements to repurchase	62,024	62,024	62,024	—	—
Federal Home Loan Bank borrowings	103,900	104,216	—	—	104,216
Long-term debt	15,464	9,937	—	—	9,937
Accrued interest payable	745	745	745	—	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$24,890	$24,890	$24,890	$—	$—
Investment securities:
Available for sale	498,561	498,561	3,057	494,187	1,317
Held to maturity	32,625	30,191	—	30,191	—
Total investment securities	531,186	528,752	3,057	524,378	1,317
Loans held for sale	357	367	—	—	367
Loans, net:
Agricultural	95,712	95,609	—	—	95,609
Commercial and industrial	257,153	256,257	—	—	256,257
Credit cards	998	998	—	—	998
Overdrafts	415	415	—	—	415
Commercial real estate:
Construction and development	71,433	71,569	—	—	71,569
Farmland	84,387	85,058	—	—	85,058
Multifamily	54,883	54,953	—	—	54,953
Commercial real estate-other	217,993	219,213	—	—	219,213
Total commercial real estate	428,696	430,793	—	—	430,793
Residential real estate:
One- to four- family first liens	217,765	218,257	—	—	218,257
One- to four- family junior liens	52,903	53,798	—	—	53,798
Total residential real estate	270,668	272,055	—	—	272,055
Consumer	18,591	18,638	—	—	18,638
Total loans, net	1,072,233	1,074,765	—	—	1,074,765
Loan pool participations, net	25,533	25,533	—	—	25,533
Accrued interest receivable	10,409	10,409	10,409	—	—
Federal Home Loan Bank stock	9,226	9,226	—	9,226	—
Financial liabilities:
Deposits:
Non-interest bearing demand	222,359	222,359	222,359	—	—
Interest-bearing checking	592,673	592,673	592,673	—	—
Savings	94,559	94,559	94,559	—	—
Certificates of deposit under $100,000	256,283	256,549	—	256,549	—
Certificates of deposit $100,000 and over	209,068	209,543	—	209,543	—
Total deposits	1,374,942	1,375,683	909,591	466,092	—
Federal funds purchased and securities sold under agreements to repurchase	66,665	66,665	66,665	—	—
Federal Home Loan Bank borrowings	106,900	107,356	—	—	107,356
Long-term debt	15,464	9,872	—	—	9,872
Accrued interest payable	765	765	765	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

•	The fair value of FHLB stock is estimated at its carrying value and redemption price of $100 per share.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at June 30, 2014, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2014	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans:
Commercial and industrial	1,091	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	90	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Farmland	62	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial real estate-other	1,493	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	516	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	28	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	28	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	2,313	Discounted cash flows	Constant prepayment rate	7.75%	-	17.43%	8.52%
			Pretax discount rate	10.18%	-	13.00%	10.16%
Other real estate owned	1,820	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is still evaluating the effect of this amendment on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance in this update changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The accounting changes in this update are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early application is not permitted. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

10.Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2014, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2014 have been recognized in the consolidated financial statements for the period ended June 30, 2014. Events or transactions that provided evidence about conditions that did not exist at June 30, 2014, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended June 30, 2014.
On July 17, 2014, the board of directors of the Company declared a cash dividend of $0.145 per share payable on September 15, 2014 to shareholders of record as of the close of business on September 1, 2014.
Also on July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaces the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers in east central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Iowa City, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Cedar Falls,

Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2013 Annual Report on Form 10-K. Results of operations for the three- and six-month period ended June 30, 2014 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013
Summary
For the quarter ended June 30, 2014 we earned net income of $4.8 million, compared with $4.5 million for the quarter ended June 30, 2013, an increase of 4.9%. Basic and diluted earnings per common share for the second quarter of 2014 were each $0.56, versus $0.54 basic and $0.53 diluted in the second quarter of 2013. Our annualized Return on Average Assets ("ROAA") for the second quarter of 2014 was 1.09% compared with a return of 1.02% for the same period in 2013. Our annualized Return on Average Shareholders' Equity ("ROAE") was 10.29% for the three months ended June 30, 2014 versus 10.23% for the three months ended June 30, 2013. The annualized Return on Average Tangible Equity ("ROATE") was 10.99% for the second quarter of 2014 compared with 11.05% for the same period in 2013.
The following table presents selected financial results and measures for the second quarter of 2014 and 2013.

	Three Months Ended June 30,
($ amounts in thousands)	2014	2013
Net Income	$4,753	$4,531
Average Assets	1,741,354	1,773,476
Average Shareholders' Equity	185,297	177,609
Return on Average Assets* (ROAA)	1.09%	1.02%
Return on Average Shareholders' Equity* (ROAE)	10.29	10.23
Return on Average Tangible Equity* (ROATE)	10.99	11.05
Total Equity to Assets (end of period)	10.78	9.89
Tangible Equity to Tangible Assets (end of period)	10.34	9.42
* Annualized

We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(in thousands)	2014	2013
Net Income:
Net income	$4,753	$4,531
Plus: Intangible amortization, net of tax (1)	89	110
Adjusted net income	$4,842	$4,641
Average Tangible Equity:
Average total shareholders' equity	$185,297	$177,609
Less: Average intangibles	(8,586)	(9,203)
Average tangible equity	$176,711	$168,406
ROATE (annualized)	10.99%	11.05%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate 35%.

	As of June 30,
(in thousands)	2014	2013
Tangible Equity:
Total shareholders' equity	186,516	172,283
Less: Intangibles	(8,532)	(9,137)
Tangible equity	177,984	163,146
Tangible Assets:
Total assets	1,729,907	1,741,884
Less: Intangibles	(8,532)	(9,137)
Tangible assets	1,721,375	1,732,747
Tangible Equity/Tangible Assets	10.34%	9.42%

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
Our net interest income for the quarter ended June 30, 2014 increased $0.2 million to $13.8 million compared with $13.6 million for the quarter ended June 30, 2013. Our total interest income of $16.2 million was $0.6 million lower in the second quarter of 2014 compared with the same period in 2013. Despite increases in loan balances, loan interest income decreased $0.3 million, or 2.2%, to $12.0 million for the second quarter of 2014, compared to $12.3 million for the same period of 2013, due to new and renewing loans being made at lower interest rates than those paying down. Income from investment securities decreased to $3.6 million for the second quarter of 2014 compared to $3.9 million for the second quarter of 2013, due to a $55.6 million decrease in the average balance of investment securities between the two comparable periods, and despite an increase in the yield. Income from loan pool participations was $0.5 million for the second quarter of 2014, a decrease of $0.1 million compared to the same period a year ago, on an average level of investment that was $8.9 million less in the second quarter of 2014 than the comparable period of 2013. The Company continues to exit this line of business as balances pay down. Total interest expense for the second quarter of 2014 decreased $0.8 million, or 26.5%, compared with the same period in 2013, due primarily to lower average interest rates in 2014. Our net interest margin on a tax-equivalent basis for the second quarter of 2014 increased to 3.61% compared with 3.43% in the second quarter of 2013. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period.

Our overall yield on earning assets was relatively stable at 4.17% for the second quarter of 2014 from 4.18% for the second quarter of 2013. The average cost of interest-bearing liabilities decreased in the second quarter of 2014 to 0.69% from 0.92% for the second quarter of 2013, due to the continued repricing of new time certificates, and lower interest rates on long-term debt.
The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the quarters ended June 30, 2014 and 2013. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,083,978	$12,283	4.55%	$1,059,118	$12,463	4.72%
Loan pool participations (4)	24,812	532	8.60	33,677	610	7.27
Investment securities:
Taxable investments	366,118	2,274	2.49	425,872	2,546	2.40
Tax exempt investments (2)	168,094	2,078	4.96	163,908	1,925	4.71
Total investment securities	534,212	4,352	3.27	589,780	4,471	3.04
Federal funds sold and interest-bearing balances	9,044	5	0.22	2,984	1	0.13
Total interest-earning assets	$1,652,046	$17,172	4.17%	$1,685,559	$17,545	4.18%

Cash and due from banks	18,895			20,968
Premises and equipment	31,184			25,738
Allowance for loan losses	(18,630)			(18,488)
Other assets	57,859			59,699
Total assets	$1,741,354			$1,773,476

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$705,853	$583	0.33%	$674,547	$635	0.38%
Certificates of deposit	450,558	1,083	0.96	482,214	1,690	1.41
Total deposits	1,156,411	1,666	0.58	1,156,761	2,325	0.81
Federal funds purchased and repurchase agreements	59,937	34	0.23	61,205	47	0.31
Federal Home Loan Bank borrowings	107,559	545	2.03	146,501	705	1.93
Long-term debt and other	15,917	76	1.92	16,014	82	2.05
Total borrowed funds	183,413	655	1.43	223,720	834	1.50
Total interest-bearing liabilities	$1,339,824	$2,321	0.69%	$1,380,481	$3,159	0.92%

Net interest spread(2)			3.48%			3.26%

Demand deposits	204,903			202,741
Other liabilities	11,330			12,645
Shareholders' equity	185,297			177,609
Total liabilities and shareholders' equity	$1,741,354			$1,773,476

Interest income/earning assets (2)	$1,652,046	$17,172	4.17%	$1,685,559	$17,545	4.18%
Interest expense/earning assets	$1,652,046	$2,321	0.56%	$1,685,559	$3,159	0.75%
Net interest margin (2)(5)		$14,851	3.61%		$14,386	3.43%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$278			$186
Securities		718			591
Total tax equivalent adjustment		996			777
Net Interest Income		$13,855			$13,609

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended June 30, 2014, compared to the same period in 2013, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2014 Compared to 2013 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$1,350	$(1,530)	$(180)
Loan pool participations	(575)	497	(78)
Investment securities:
Taxable investments	(820)	548	(272)
Tax exempt investments	50	103	153
Total investment securities	(770)	651	(119)
Federal funds sold and interest-bearing balances	3	1	4
Change in interest income	8	(381)	(373)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	162	(214)	(52)
Certificates of deposit	(104)	(503)	(607)
Total deposits	58	(717)	(659)
Federal funds purchased and repurchase agreements	(1)	(12)	(13)
Federal Home Loan Bank borrowings	(379)	219	(160)
Other long-term debt	(1)	(5)	(6)
Total borrowed funds	(381)	202	(179)
Change in interest expense	(323)	(515)	(838)
Increase in net interest income	$331	$134	$465
Percentage decrease in net interest income over prior period			3.2%
Interest income and fees on loans on a tax-equivalent basis decreased $0.2 million, or 1.4%, in the second quarter of 2014 compared with the same period in 2013. Average loans were $24.9 million, or 2.3%, higher in the second quarter of 2014 compared with 2013. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 4.72% in the second quarter of 2013 to 4.55% in second quarter of 2014, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.5 million for the second quarter of 2014, a decrease of $0.1 million, or 12.8%, from $0.6 million in the second quarter of 2013. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. These loan pool participations are investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations are held and serviced by a third-party independent servicing corporation, and the amount of income received from them can vary widely due to unpredictable payment collections and loss recoveries. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and is expected to continue as the Company exits this line of business. We have minimal exposure in the loan pool participations to consumer real estate, subprime credit or construction and real estate development loans. Average loan pool participations were $8.9 million, or 26.3%, lower in the second quarter of 2014 compared with 2013.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 8.60% for the second quarter of 2014, up from 7.27% for the same period of 2013. The net yield was higher in the second quarter of 2014 than for the second quarter of 2013 primarily due to the stable payment activity and slightly higher gains on the sale of foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future.
Interest income on investment securities on a tax-equivalent basis totaled $4.4 million in the second quarter of 2014 compared with $4.5 million for the same period of 2013. The average balance of investments in the second quarter of 2014 was $534.2 million compared with $589.8 million in the second quarter of 2013, a decrease of $55.6 million, or 9.4%. The decrease in average balance resulted primarily from using proceeds from the sale and maturity of securities for increased loan originations, and funding the net outflow of deposits and decreasing borrowed funds balances. The tax-equivalent yield on our investment portfolio in the second quarter of 2014 increased to 3.27% from 3.04% in the comparable period of 2013, reflecting the sale of our remaining CDO portfolio holdings in the first quarter of 2014 which had essentially no yield, and a greater percentage of the portfolio being held in higher yielding (on a tax-adjusted basis) tax-exempt securities.
Interest expense on deposits was $0.7 million, or 28.3%, lower in the second quarter of 2014 compared with the same period in 2013, mainly due to the decrease in interest rates being paid during 2014. The weighted average rate paid on interest-bearing deposits was 0.58% in the second quarter of 2014 compared with 0.81% in the second quarter of 2013. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the second quarter of 2014 decreased $0.4 million, compared with the same period in 2013, due to depositors choosing other savings and investing alternatives over lower-yielding deposit accounts.
Interest expense on borrowed funds of $0.7 million was $0.2 million lower in the second quarter of 2014 compared with the same period in 2013. Average borrowed funds for the second quarter of 2014 were $40.3 million lower compared with the same period in 2013. This decrease was due to decreases in the level of FHLB borrowing and repurchase agreements. The weighted average rate on borrowed funds decreased to 1.43% for the second quarter of 2014 compared with 1.50% for the second quarter of 2013, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.3 million in the second quarter of 2014, a decrease of $0.3 million, or 50.0%, from $0.6 million in the second quarter of 2013. Net loans charged off in the second quarter of 2014 totaled $0.3 million, level with net loans charged off of $0.3 million in the second quarter of 2013. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2014; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,430	$1,423	$7	0.5%
Service charges and fees on deposit accounts	848	743	105	14.1
Mortgage origination and loan servicing fees	318	717	(399)	(55.6)
Other service charges, commissions and fees	552	596	(44)	(7.4)
Bank-owned life insurance income	225	230	(5)	(2.2)
Gain on sale or call of available for sale securities	191	4	187	NM
Loss on sale of premises and equipment	(8)	—	(8)	NM
Total noninterest income	$3,556	$3,713	$(157)	(4.2)%
Noninterest income as a % of total revenue*	19.6%	21.4%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income decreased $0.2 million for the second quarter of 2014 compared with the same period for 2013. The decrease in 2014 was primarily due to a decrease in mortgage origination and loan servicing fees of $0.4 million, or 55.6%, to $0.3 million for the second quarter of 2014, compared to $0.7 million for the same quarter of 2013. The decline was primarily due to a decrease in loans originated for sale on the secondary market, as the demand for mortgage refinancing continued to decline. The decrease was partially offset by a $0.2 million increase in gain on sale of investment securities for the second quarter of 2014, and increased service charges and fees on deposit accounts of $0.8 million for the second quarter of 2014, an improvement of $0.1 million, or 14.1%, relative to the second quarter of 2013. Gains on the sale of investment securities increased due to management efforts to restructure the portfolio. The increased service charges and fees on deposit accounts was mainly due to a decrease in waived service charges on demand deposit accounts due to a heightened management focus on retaining fee income.
Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended June 30, 2014, noninterest income comprised 19.6% of total revenues, compared with 21.4% for the same period in 2013. While our emphasis on trust, investment, and insurance fees, as well as service charges and fees on deposit accounts, has shown some improvement in these categories of noninterest income, the effects of decreased mortgage origination and loan servicing fees, and other service charges, commissions and fees, has significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income.
Noninterest Expense

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,060	$6,173	$(113)	(1.8)%
Net occupancy and equipment expense	1,634	1,538	96	6.2
Professional fees	779	718	61	8.5
Data processing expense	391	337	54	16.0
FDIC insurance expense	240	296	(56)	(18.9)
Amortization of intangible assets	137	166	(29)	(17.5)
Other operating expense	1,398	1,357	41	3.0
Total noninterest expense	$10,639	$10,585	$54	0.5%
Noninterest expense for the second quarter of 2014 was $10.6 million, virtually unchanged from the second quarter of 2013. Slight decreases in salaries and employee benefits and FDIC insurance expense were offset by similar aggregate increases in net occupancy and equipment expense, professional fees, and data processing expense for the second quarter of 2014, compared with the second quarter of 2013.

Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.6% for the second quarter of 2014, slightly higher than 26.2% for the second quarter of 2013. Income tax expense increased $0.1 million to $1.7 million in the second quarter of 2014 compared with $1.6 million income tax expense for the same period of 2013 primarily due to increased taxable net income.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and June 30, 2013
Summary
For the six months ended June 30, 2014, we earned net income of $9.7 million, compared with $9.3 million for the six months ended June 30, 2013, an increase of 4.3%. Basic and diluted earnings per common share for the first half of 2014 were $1.15 and $1.14, respectively, versus $1.10 and $1.09, respectively, in the first half of 2013. Our annualized ROAA for the first six months of 2014 was 1.12% compared with 1.06% for the same period in 2013. Our annualized ROAE was 10.70% for the six months ended June 30, 2014 versus 10.65% for the six months ended June 30, 2013. The annualized ROATE was 11.44% for the first half of 2014 compared with 11.50% for the same period in 2013.
The following table presents selected financial results and measures for the first half of 2014 and 2013.

	As of and for the Six Months Ended June 30,
($ amounts in thousands)	2014	2013
Net Income	$9,726	$9,321
Average Assets	1,744,221	1,774,199
Average Shareholders' Equity	183,297	176,418
Return on Average Assets* (ROAA)	1.12%	1.06%
Return on Average Shareholders' Equity* (ROAE)	10.70	10.65
Return on Average Tangible Equity* (ROATE)	11.44	11.50
Total Equity to Assets (end of period)	10.78	9.89
Tangible Equity to Tangible Assets (end of period)	10.34	9.42
* Annualized
We have traditionally disclosed certain non-GAAP ratios to evaluate and measure our financial condition, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Net Income:
Net income	$9,726	$9,321
Plus: Intangible amortization, net of tax (1)	178	219
Adjusted net income	$9,904	$9,540
Average Tangible Equity:
Average total shareholders' equity	$183,297	$176,418
Less: Average intangibles	(8,641)	(9,270)
Average tangible equity	$174,656	$167,148
ROATE (annualized)	11.44%	11.50%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.

	As of June 30,
(in thousands)	2014	2013
Tangible Equity:
Total shareholders' equity	$186,516	$172,283
Less: Intangibles	(8,532)	(9,137)
Tangible equity	$177,984	$163,146
Tangible Assets:
Total assets	$1,729,907	$1,741,884
Less: Intangibles	(8,532)	(9,137)
Tangible assets	$1,721,375	$1,732,747
Tangible Equity/Tangible Assets	10.34%	9.42%

Net Interest Income
Our net interest income for the six months ended June 30, 2014 was $27.4 million, virtually unchanged from the six months ended June 30, 2013. Our total interest income of $32.1 million was $1.9 million lower in the first half of 2014 compared with the same period in 2013. The decrease in total interest income was driven by a decrease in loan pool participation income. Loan pool participation income is accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from period to period. Interest income on investment securities decreased $0.5 million, or 6.9%, to $7.3 million for the first six months of 2014. The decrease was due to a lower average balance of investment securities during the first half of 2014 compared to the same period of 2013, and was despite an increase in yield. Income from loans decreased from $24.4 million in the first half of 2013 to $23.9 million in the first half of 2014 due to new and renewing loans being made at lower interest rates than those paying down and despite a higher average balance. The decrease in total interest income was largely offset by reduced interest expense on deposits and other interest-bearing liabilities, including FHLB borrowings. Total interest expense for the first half of 2014 decreased $1.8 million, or 28.1%, compared with the same period in 2013, due primarily to the maturity of higher rate certificates of deposit. Our net interest margin on a tax-equivalent basis for the first half of 2014 improved to 3.59% compared with 3.47% for the first half of 2013. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.16% for the first half of 2014 from 4.25% for the first half of 2013. This decline was due primarily to lower average yields on loans and loan pool participations. The average cost of interest-bearing liabilities decreased in the first six months of 2014 to 0.71% from 0.95% for the first six months of 2013, due to the continued repricing of new time deposits and other interest-bearing liabilities, including FHLB borrowings, at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the six months ended June 30, 2014 and 2013. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,083,227	$24,497	4.56%	$1,046,907	$24,771	4.77%
Loan pool participations (4)	25,931	812	6.31	35,125	1,690	9.70
Investment securities:
Taxable investments	369,125	4,590	2.51	433,056	5,176	2.41
Tax exempt investments (2)	168,227	4,188	5.02	165,144	3,890	4.75
Total investment securities	537,352	8,778	3.29	598,200	9,066	3.06
Federal funds sold and interest-bearing balances	7,929	9	0.23	5,325	6	0.23
Total interest-earning assets	$1,654,439	$34,096	4.16%	$1,685,557	$35,533	4.25%

Cash and due from banks	19,238			21,504
Premises and equipment	30,004			25,657
Allowance for loan losses	(18,561)			(18,438)
Other assets	59,101			59,919
Total assets	$1,744,221			$1,774,199

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$703,289	$1,164	0.33%	$675,227	$1,342	0.40%
Certificates of deposit	452,225	2,225	0.99	503,964	3,562	1.43
Total deposits	1,155,514	3,389	0.59	1,179,191	4,904	0.84
Federal funds purchased and repurchase agreements	60,144	65	0.22	62,266	92	0.30
Federal Home Loan Bank borrowings	107,972	1,107	2.07	134,247	1,397	2.10
Long-term debt and other	15,930	154	1.95	16,026	165	2.08
Total borrowed funds	184,046	1,326	1.45	212,539	1,654	1.57
Total interest-bearing liabilities	$1,339,560	$4,715	0.71%	$1,391,730	$6,558	0.95%

Net interest spread(2)			3.45%			3.30%

Demand deposits	209,773			192,545
Other liabilities	11,591			13,506
Shareholders' equity	183,297			176,418
Total liabilities and shareholders' equity	$1,744,221			$1,774,199

Interest income/earning assets (2)	$1,654,439	$34,096	4.16%	$1,685,557	$35,533	4.25%
Interest expense/earning assets	$1,654,439	$4,715	0.57%	$1,685,557	$6,558	0.78%
Net interest margin (2)(5)		$29,381	3.59%		$28,975	3.47%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$552			$380
Securities		1,447			1,195
Total tax equivalent adjustment		1,999			1,575
Net Interest Income		$27,382			$27,400

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the six months ended June 30, 2014, compared to the same period in 2013, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2014 Compared to 2013 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$1,817	$(2,091)	$(274)
Loan pool participations	(376)	(502)	(878)
Investment securities:
Taxable investments	(1,134)	548	(586)
Tax exempt investments	74	224	298
Total investment securities	(1,060)	772	(288)
Federal funds sold and interest-bearing balances	3	—	3
Change in interest income	384	(1,821)	(1,437)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	147	(325)	(178)
Certificates of deposit	(334)	(1,003)	(1,337)
Total deposits	(187)	(1,328)	(1,515)
Federal funds purchased and repurchase agreements	(3)	(24)	(27)
Federal Home Loan Bank borrowings	(270)	(20)	(290)
Other long-term debt	(1)	(10)	(11)
Total borrowed funds	(274)	(54)	(328)
Change in interest expense	(461)	(1,382)	(1,843)
Change in net interest income	$845	$(439)	$406
Percentage change in net interest income over prior period			1.4%
Interest income and fees on loans on a tax-equivalent basis decreased $0.3 million, or 1.1%, in the first half of 2014 compared to the same period in 2013. Average loans were $36.3 million, or 3.5%, higher in the first half of 2014 compared to the same period in 2013. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 4.77% in the first half of 2013 to 4.56% in the first half of 2014, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.8 million for the first half of 2014 compared with $1.7 million for the first half of 2013, a decrease of $0.9 million. Average loan pool participations were $9.2 million, or 26.2%, lower in the first half of 2014 compared to the same period in 2013. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and is expected to continue as the Company exits this line of business.
The net “all-in” yield on loan pool participations was 6.31% for the first half of 2014, down from 9.70% for the same period of 2013. Loan pool participation income is accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from period to period. As the percentage of creditworthy borrowers in the portfolio continues to decrease, we expect returns to generally trend lower.
Interest income on investment securities on a tax-equivalent basis totaled $8.8 million in the first six months of 2014 compared with $9.1 million for the same period of 2013. The average balance of investments in the first half of 2014 was $537.4 million compared with $598.2 million in the first half of 2013, a decrease of $60.8 million, or 10.2%. The decrease in average balance resulted primarily from the use of proceeds from maturing investment securities to originate loans, to fund the net outflow of deposits, and to reduce FHLB borrowings. The tax-equivalent yield on our investment portfolio for the first half of 2014 increased to 3.29% from 3.06% in the comparable period of 2013, reflecting the sale of our remaining CDO portfolio holdings in the first quarter of 2014 which had essentially no yield, and a greater percentage of the portfolio being held in higher yielding (on a tax-adjusted basis) tax-exempt securities.
Interest expense on deposits was $1.5 million, or 30.9%, lower in the first six months of 2014 compared with the same period in 2013, mainly due to the decrease in interest rates being paid during 2014. The weighted average rate paid on interest-bearing deposits was 0.59% for the first half of 2014 compared with 0.84% for the first half of 2013. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first six months of 2014 decreased $23.7 million, or 2.0%, compared with the same period in 2013.
Interest expense on borrowed funds was $0.3 million lower in the first six months of 2014 compared with the same period in 2013. Interest on borrowed funds totaled $1.3 million for the first half of 2014. Average borrowed funds for the first half of 2014 were $28.5 million lower compared with the same period in 2013. This decrease was due primarily to a decrease in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.45% for the first half of 2014 compared with 1.57% for the first half of 2013, reflecting the repayment of maturing higher-rate borrowings.
Provision for Loan Losses
We recorded a provision for loan losses of $0.8 million in the first half of 2014, level with a $0.8 million provision in the first half of 2013. Net loans charged off in the first half of 2014 totaled $0.5 million compared with $0.2 million in the first half of 2013. The increased loan charge offs reflects the effect of a significant loan loss recovery in the first quarter of 2013, an event that was not repeated in 2014.
Noninterest Income

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$2,948	$2,772	$176	6.3%
Service charges and fees on deposit accounts	1,476	1,450	26	1.8
Mortgage origination and loan servicing fees	755	1,761	(1,006)	(57.1)
Other service charges, commissions and fees	1,171	1,168	3	0.3
Bank-owned life insurance income	454	461	(7)	(1.5)
Gain on sale or call of available for sale securities	974	84	890	NM
Loss on sale of premises and equipment	(5)	(2)	(3)	150.0
Total noninterest income	$7,773	$7,694	$79	1.0%
Noninterest income as a % of total revenue*	19.9%	21.7%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income increased $0.1 million for the first half of 2014 compared with the same period for 2013. The increase in 2014 was primarily due to net gains on the sale of available for sale securities for the first six months of 2014 increasing $0.9 million to $1.0 million, from $0.1 million for the same period of 2013. This increase was primarily due to gains realized on the sale of our remaining CDO investment securities in an improved market environment. Trust, investment, and insurance fees increased by $0.2 million, or 6.3%, to $2.9 million during the first half of 2014, compared with $2.7 million in the same period of 2013, primarily as a result of increased investment center fee income.
These increases were partially offset by a decrease in mortgage origination and loan servicing fees to $0.8 million, a decline of $1.0 million, or 57.1%, from $1.8 million in the first half of 2013, mainly due to a decrease in loans originated for sale on the secondary market, as the demand for mortgage refinancing continued to decline. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the six months ended June 30, 2014, noninterest income comprised 19.9% of total revenues, compared with 21.7% for the same period in 2013. While our emphasis on trust, investment, and insurance fees, as well as service charges and fees on deposit accounts, has shown some improvement in this category of noninterest income, the effects of decreased origination of mortgage loans for sale on the secondary market and stable service charges and fees on deposit accounts have significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income.

Noninterest Expense

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$12,194	$12,466	$(272)	(2.2)%
Net occupancy and equipment expense	3,239	3,226	13	0.4
Professional fees	1,354	1,401	(47)	(3.4)
Data processing expense	815	728	87	12.0
FDIC insurance expense	483	590	(107)	(18.1)
Amortization of intangible assets	274	332	(58)	(17.5)
Other operating expense	2,672	2,836	(164)	(5.8)
Total noninterest expense	$21,031	$21,579	$(548)	(2.5)%
Noninterest expense for the first half of 2014 was $21.0 million compared with $21.6 million for the first half of 2013, a decrease of $0.5 million, or 2.5%. With the exception of small increases in data processing and net occupancy and equipment expense, all other noninterest expense categories experienced a decline for the first half of 2014, compared with the same period of 2013, due primarily to expense control measures.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.3% for the first half of 2014, and 26.7% for the first half of 2013. Income tax expense increased to $3.6 million in the first half of 2014 compared with $3.4 million for the same period of 2013, primarily due to increased taxable net income.

FINANCIAL CONDITION
Our total assets decreased to $1.73 billion as of June 30, 2014 from $1.76 billion at December 31, 2013, primarily as a result of decreased investment securities available for sale, deferred income taxes, and loan pool participations. These decreases were partially offset by an increase in investment securities held to maturity and net premises and equipment. Deposits, Federal Home Loan Bank borrowings and securities sold under agreements to repurchase all declined. Total deposits at June 30, 2014, declined to $1.35 billion, a decrease of $27.3 million, or 2.0%, from December 31, 2013, while FHLB borrowings decreased $3.0 million, or 2.8%, to $103.9 million. The deposit decrease was concentrated in both interest-bearing and non-interest bearing checking accounts, and also in certificates of deposit under $100,000, while jumbo certificate of deposit ($100,000 and over) accounts and savings accounts showed an increase. Securities sold under agreements to repurchase decreased $3.9 million to $57.3 million at June 30, 2014, from $61.2 million at December 31, 2013, while federal funds purchased decreased from $5.5 million at December 31, 2013 to $4.7 million at June 30, 2014.
Investment Securities
Investment securities available for sale totaled $472.1 million as of June 30, 2014. This was a decrease of $26.4 million, or 5.3%, from December 31, 2013. Investment securities serve as a source of liquidity, and investment balances vary along with fluctuations in levels of deposits and loans. Investment securities classified as held to maturity increased to $42.7 million as of June 30, 2014 from $32.6 million at December 31, 2013. The $10.1 million, or 30.9%, increase in held to maturity investments was due to a strategic decision to increase our holdings in this classification, to mitigate any volatility in capital levels that may result from future rises in interest rates. The investment portfolio consisted mainly of obligations of states and political subdivisions (44.8%), mortgage-backed securities and collateralized mortgage obligations (37.7%), and U.S. government agencies (9.6%).
As of December 31, 2013, we owned CDOs with an amortized cost of $2.1 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). During the quarter ended March 31, 2014, we sold these investment securities for a net gain of $0.8 million. As a result, as of June 30, 2014, we did not own any CDOs.

Loans
The composition of the bank loans (before deducting the allowance for loan losses), was as follows:

	June 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$89,503	8.3%	$97,167	8.9%
Commercial and industrial	281,331	25.9	262,368	24.1
Credit cards	1,236	0.1	1,028	0.1
Overdrafts	444	0.1	537	0.1
Commercial real estate:
Construction and development	71,085	6.5	72,589	6.6
Farmland	83,308	7.7	85,475	7.9
Multifamily	55,781	5.1	55,443	5.1
Commercial real estate-other	214,790	19.8	220,917	20.3
Total commercial real estate	424,964	39.1	434,424	39.9
Residential real estate:
One- to four- family first liens	217,637	20.0	220,668	20.3
One- to four- family junior liens	52,127	4.8	53,458	4.9
Total residential real estate	269,764	24.8	274,126	25.2
Consumer	18,679	1.7	18,762	1.7
Total loans	$1,085,921	100.0%	$1,088,412	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) decreased by $2.5 million, to $1.09 billion as of June 30, 2014 as compared to December 31, 2013. This decrease was primarily in agricultural loans, other commercial real estate loans, farmland loans, and one- to four- family first liens. Decreases in these categories were partially offset by an increase in commercial and industrial loans. As of June 30, 2014, our bank loan (excluding loan pool participations) to deposit ratio was 80.6% compared with a bank loan to deposit ratio of 79.2% at December 31, 2013. We anticipate that the loan to deposit ratio will remain relatively stable or increase in future periods, with loans showing overall measured growth and deposits remaining steady or decreasing with interest rates remaining at record lows.
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
Loan Pool Participations
As of June 30, 2014, we had loan pool participations, net, totaling $21.5 million, down from $25.5 million at December 31, 2013. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with the Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of June 30, 2014, the categories of loans by collateral type in the loan pool participations were commercial real estate - 66%, commercial loans - 5%, single-family residential real estate - 15% and other loans - 14%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of June 30, 2014, such cost basis was $23.6 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $72.9 million, resulting in an investment basis of 32.4% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As of June 30, 2014, loans in the southeast region of the United States represented approximately 45% of our loan pool participations. The northeast was the next largest area with 33%, and the central region 22%. The southwest and the northwest regions represented a minimal amount of the portfolio at less than 1% combined. The highest concentration of assets was in Florida at approximately 18% of the basis total, with the next highest state levels being Ohio at approximately 13% and New Jersey at approximately 8%. As of June 30, 2014, approximately 72% of the loans were contractually current or less than 90 days past due, while 28% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 28% of loans contractually past due includes loans in litigation and foreclosed property. As of June 30, 2014, loans in litigation totaled approximately $1.4 million, while foreclosed property was approximately $3.3 million.
Premises and Equipment
As of June 30, 2014, premises and equipment totaled $32.5 million, an increase of $4.8 million, or 17.3%, from $27.7 million at December 31, 2013. This increase was primarily due to two ongoing major construction projects, both in our Iowa City market. In August 2013 we entered into a contract for the restoration and remodeling of the building which serves as the main office of the Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013 we entered into a contract for the construction of a new Home Mortgage Center with an estimated cost of design and construction of $16.0 million, and with completion anticipated in the second quarter of 2015. We expect the balance of premises and equipment to continue rising in the future as these projects progress towards completion.
Intangible Assets
Intangible assets decreased to $8.5 million as of June 30, 2014 from $8.8 million as of December 31, 2013 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of June 30, 2014.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
June 30, 2014
Intangible assets:
Insurance agency intangible	$1,320	$903	$417
Core deposit premium	5,433	4,532	901
Trade name intangible	7,040	—	7,040
Customer list intangible	330	156	174
Total	$14,123	$5,591	$8,532
Deposits
Total deposits as of June 30, 2014 were $1.35 billion compared with $1.37 billion as of December 31, 2013. Interest-bearing checking deposits were the largest category of deposits at June 30, 2014, representing approximately 42.9% of total deposits. Total interest-bearing checking deposits were $578.6 million at June 30, 2014, a decrease of $14.1 million, or 2.4%, from $592.7 million at December 31, 2013. Non-interest bearing demand deposits were $205.4 million at June 30, 2014, a decrease of $17.0 million, or 7.6%, from $222.4 million at December 31, 2013. The decreased balances in non-certificate deposit accounts were primarily in business and public funds accounts. Included in interest-bearing checking deposits at June 30, 2014 was $14.9 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $21.0 million, or 58.4%, from the $35.9 million at December 31, 2013. Total certificates of deposit were $460.0 million at June 30, 2014, down $5.4 million, or 1.1%, from $465.4 million at December 31, 2013, as depositors continue to search for other savings and investing alternatives that deliver a higher return. Included in total certificates of deposit at June 30, 2014 was $9.3 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $3.5 million, or 27.6%, from the $12.9 million at December 31, 2013. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity. Approximately 83.8% of our total deposits were considered “core” deposits as of June 30, 2014.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $103.9 million as of June 30, 2014 compared with $106.9 million as of December 31, 2013. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity.
Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of June 30, 2014, unchanged from December 31, 2013. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date, at the Company’s option. The interest rate on the debt is a variable rate based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At June 30, 2014, the interest rate on the debt was 1.82%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at June 30, 2014 and December 31, 2013:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
June 30, 2014
Agricultural	$6	$3,027	$26	$3,059
Commercial and industrial	—	2,152	731	2,883
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	90	90
Farmland	—	2,268	26	2,294
Multifamily	—	—	—	—
Commercial real estate-other	34	256	1,448	1,738
Total commercial real estate	34	2,524	1,564	4,122
Residential real estate:
One- to four- family first liens	582	836	695	2,113
One- to four- family junior liens	—	13	135	148
Total residential real estate	582	849	830	2,261
Consumer	2	19	8	29
Total	$624	$8,571	$3,159	$12,354

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2013
Agricultural	$—	$3,093	$52	$3,145
Commercial and industrial	213	2,350	746	3,309
Credit cards	17	—	—	17
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	139	139
Farmland	—	2,311	29	2,340
Multifamily	395	—	—	395
Commercial real estate-other	164	381	1,576	2,121
Total commercial real estate	559	2,692	1,744	4,995
Residential real estate:
One- to four- family first liens	540	982	543	2,065
One- to four- family junior liens	49	13	126	188
Total residential real estate	589	995	669	2,253
Consumer	7	21	29	57
Total	$1,385	$9,151	$3,240	$13,776
Our nonperforming assets totaled $14.2 million as of June 30, 2014, a decrease of $1.4 million, or 8.8%, from December 31, 2013. The balance of OREO at June 30, 2014 was $1.8 million, equal to the $1.8 million of OREO at December 31, 2013. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of June 30, 2014. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $12.4 million (1.14% of total bank loans) as of June 30, 2014, compared to $13.8 million (1.27% of total bank loans) as of December 31, 2013.
At June 30, 2014, nonperforming loans consisted of $3.2 million in nonaccrual loans, $8.6 million in TDRs and $0.6 million in loans past due 90 days or more and still accruing. This compares with $3.2 million, $9.2 million and $1.4 million, respectively, as of December 31, 2013. Nonaccrual loans were virtually unchanged at June 30, 2014 compared to December 31, 2013. The Company experienced a $0.6 million, or 6.3%, decrease in restructured loans, from December 31, 2013 to June 30, 2014, primarily resulting from the annual payments collected from three TDR-status borrowers as well as receiving payoffs from three other TDR-status borrowers. During the same period, loans past due 90 days or more and still accruing interest decreased $0.8 million, or 54.9%, from December 31, 2013 to June 30, 2014. This reduction was due to the net decrease of 15 loans from the 90 days or more and still accruing interest category, with 4 loans with a balance of $0.3 million being placed on nonaccrual, and the remainder either moving to past due 30 to 89 days, being brought current, or being paid off. Additionally, loans past due 30 to 89 days (not included in the nonperforming loan totals) were $5.6 million as of June 30, 2014 compared with $4.9 million as of December 31, 2013, an increase of $0.7 million or 14.6%.
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
Through the review of delinquency reports, updated financial statements or other relevant information received in the normal course of business, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grades 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (5 or above), or is classified as a TDR (regardless of size), the lending officer is then charged with preparing a Loan Strategy Summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to regional management and then to the board of directors by the Executive Vice President, Chief Credit Officer (or a designee).
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
Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days and over past due or nonaccrual totals in the previous table.
During the six months ended June 30, 2014, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$8,571	$9,151
Not in compliance with modified terms - on nonaccrual status	543	550
Total restructured loans	$9,114	$9,701
Allowance for Loan Losses
Our ALLL as of June 30, 2014 was $16.4 million, which was 1.51% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $16.2 million as of December 31, 2013, which was 1.49% of total bank loans as of that date. Gross charge-offs for the first six months of 2014 totaled $0.7 million, while recoveries of previously charged-off loans totaled $0.2 million. Annualized net loan charge offs to average bank loans for the first six months of 2014 was 0.09% compared to 0.10% for the year ended December 31, 2013. As of June 30, 2014, the ALLL was 133.0% of nonperforming loans compared with 117.4% as of December 31, 2013. Based on the inherent risk in the loan portfolio, we believe that as of June 30, 2014, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio and the uncertainty of the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first six months of 2014. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's board of directors on a quarterly basis. At June 30, 2014, there were 9 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 30 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 11 of these equity loans and other financial institutions have the first lien on the remaining 19.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2014, reported TDRs were not a material portion of the loan portfolio. We review loans 90 days and over past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $186.5 million as of June 30, 2014, compared to $178.0 million as of December 31, 2013, an increase of $8.5 million, or 4.8%. This increase was primarily attributable to net income of $9.7 million for the first half of 2014, and a $3.7 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale. These increases were partially offset by the payment of $2.4 million in common stock dividends, and a $2.2 million increase in treasury stock due to the repurchase of 84,100 shares of Company common stock at an average price of $24.20 per share.
Total shareholders' equity was 10.78% of total assets as of June 30, 2014 and was 10.14% as of December 31, 2013. Tangible equity to tangible assets was 10.34% as of June 30, 2014 and 9.69% as of December 31, 2013. Our Tier 1 capital to risk-weighted assets ratio was 13.93% as of June 30, 2014 and was 13.36% as of December 31, 2013. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of June 30, 2014, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
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

	At June 30,	At December 31,
(in thousands)	2014	2013
Tier 1 capital
Total shareholders' equity	$186,516	$178,016
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	(4,699)	(1,049)
Less: Disallowed Intangibles	(8,763)	(9,036)
Tier 1 capital	$188,518	$183,395
Risk-weighted assets	$1,353,406	$1,372,648
Tier 1 capital to risk-weighted assets	13.93%	13.36%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At June 30, 2014
Consolidated:
Total capital/risk based	$205,651	15.20%	$108,272	8.00%	N/A	N/A
Tier 1 capital/risk based	188,518	13.93	54,136	4.00	N/A	N/A
Tier 1 capital/adjusted average	188,518	10.91	69,125	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$188,949	14.07%	$107,470	8.00%	$134,338	10.00%
Tier 1 capital/risk based	172,133	12.81	53,735	4.00	80,603	6.00
Tier 1 capital/adjusted average	172,133	10.03	68,671	4.00	85,839	5.00
At December 31, 2013
Consolidated:
Total capital/risk based	$200,714	14.62%	$109,812	8.00%	N/A	N/A
Tier 1 capital/risk based	183,361	13.36	54,906	4.00	N/A	N/A
Tier 1 capital/adjusted average	183,361	10.55	69,491	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$183,646	13.49%	$108,903	8.00%	$136,128	10.00%
Tier 1 capital/risk based	166,612	12.24	54,451	4.00	81,677	6.00
Tier 1 capital/adjusted average	166,612	9.65	69,063	4.00	86,329	5.00
On February 15, 2014, 20,600 restricted stock units were granted to certain officers of the Company, and on May 15, 2014, 5,500 restricted stock units were granted to the directors of the Company. Additionally, during the first six months of 2014, 26,641 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,993 shares were surrendered by grantees to satisfy tax requirements. In addition, 3,310 shares of common stock were issued in connection with the exercise of previously issued stock options, with no shares of stock surrendered in connection with the exercises.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $22.3 million as of June 30, 2014, compared with $24.9 million as of December 31, 2013. Investment securities classified as available for sale, totaling $472.1 million and $498.6 million as of June 30, 2014 and December 31, 2013, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the FHLB that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2014 to meet the needs of borrowers and depositors.
Our principal sources of funds were proceeds from the maturity and sale of investment securities, FHLB borrowings, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of June 30, 2014, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 30-year term. The interest rate on the debt is a variable rate, based on the three-month LIBOR rate plus 1.59%, with interest payable quarterly. At June 30, 2014, the interest rate on the debt was 1.82%.

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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of June 30, 2014, outstanding commitments to extend credit totaled approximately $269.7 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $4.1 million as of June 30, 2014. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2014, there were approximately $6.2 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $15.0 million in the first six months of 2014, compared with $15.7 million in the first six months of 2013. Net income before depreciation, amortization, and accretion was the primary contributor for the first six months of 2014.
Net cash inflows from investing activities were $22.5 million in the first half of 2014, compared to net cash inflows of $12.4 million in the comparable six-month period of 2013. In the first six months of 2014, investment securities transactions resulted in net cash inflows of $22.4 million, compared to inflows of $33.5 million during the same period of 2013. Purchases of premises and equipment resulted in a $5.9 million cash outflow in the first six months of 2014, resulting from the two large building projects currently underway. The repayment of loan principal accounted for net cash inflows of $1.7 million for the first six months of

2014, compared with $26.4 million of net outflows for the same period of 2013. Cash inflows from loan pool participations were $4.1 million during the first six months of 2014 compared to $5.9 million during the same period of 2013.
Net cash used in financing activities in the first six months of 2014 was $40.1 million, compared with net cash used of $51.7 million for the same period of 2013. The largest financing cash outflows during the six months ended June 30, 2014 were a $27.3 million net decrease in deposits, the $3.9 million net decrease in repurchase agreements and the net decrease of $3.0 million in FHLB borrowings.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include: volume concentration (percentage of liabilities), cost, volatility, and the fit with the current management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window
Federal Funds Lines:
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of June 30, 2014, the Bank had $260.5 million of advance equivalent collateral pledged to the FHLB and $103.9 million in outstanding borrowings, leaving $150.5 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
The Bank has brokered certificate of deposit lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized" rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit the Bank from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2014.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2014, the Bank has municipal securities with an approximate market value of $13.1 million pledged for liquidity purposes.
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
Like most financial institutions, our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. Our asset and liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at June 30, 2014 and December 31, 2013.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
June 30, 2014
Dollar change	$(442)	$35	$(545)	$(965)
Percent change	(0.8)%	0.1%	(1.0)%	(1.8)%
December 31, 2013
Dollar change	$(1,060)	$(59)	$(616)	$(914)
Percent change	(1.8)%	(0.1)%	(1.1)%	(1.6)%
As shown above, at June 30, 2014, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $1.0 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $0.4 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would also result in a decrease in net interest income as the yield on interest-earning assets would decline, but those on interest-bearing liabilities are generally unable to decline materially, as the average rate on our interest-bearing liabilities is already below 1.0%. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between 0.0% and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 - 30, 2014	—	$—	—	$3,316,940
May 1 - 31, 2014	84,100	24.20	84,100	1,282,107
June 1 - 30, 2014	—	—	—	1,282,107
Total	84,100	$24.20	84,100	$1,282,107
Also on July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaces the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	July 31, 2014	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer