Form 10-Q
period 2014-09-30
MidWestOne Financial Group, Inc.
filed 2014-10-30
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 29, 2014, there were 8,349,689 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$23,535	$24,516
Interest-bearing deposits in banks	43,870	374
Cash and cash equivalents	67,405	24,890
Investment securities:
Available for sale	490,493	498,561
Held to maturity (fair value of $43,635 as of September 30, 2014 and $30,191 as of December 31, 2013)	44,098	32,625
Loans held for sale	758	357
Loans	1,101,591	1,088,412
Allowance for loan losses	(16,452)	(16,179)
Net loans	1,085,139	1,072,233
Loan pool participations, net	20,477	25,533
Premises and equipment, net	34,351	27,682
Accrued interest receivable	10,798	10,409
Intangible assets, net	8,396	8,806
Bank-owned life insurance	29,987	29,598
Other real estate owned	1,836	1,770
Deferred income taxes	3,784	8,194
Other assets	15,036	14,560
Total assets	$1,812,558	$1,755,218
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$211,902	$222,359
Interest-bearing checking	611,577	592,673
Savings	101,707	94,559
Certificates of deposit under $100,000	241,248	256,283
Certificates of deposit $100,000 and over	265,131	209,068
Total deposits	1,431,565	1,374,942
Federal funds purchased	1,748	5,482
Securities sold under agreements to repurchase	61,393	61,183
Federal Home Loan Bank borrowings	100,900	106,900
Deferred compensation liability	3,405	3,469
Long-term debt	15,464	15,464
Accrued interest payable	890	765
Other liabilities	8,253	8,997
Total liabilities	1,623,618	1,577,202
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2014 and December 31, 2013	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at September 30, 2014 and December 31, 2013; issued 8,690,398 shares at September 30, 2014 and December 31, 2013; outstanding 8,348,464 shares at September 30, 2014 and 8,481,799 shares at December 31, 2013	8,690	8,690
Additional paid-in capital	80,438	80,506
Treasury stock at cost, 341,934 shares as of September 30, 2014 and 208,599 shares at December 31, 2013	(7,094)	(3,702)
Retained earnings	102,432	91,473
Accumulated other comprehensive income	4,474	1,049
Total shareholders' equity	188,940	178,016
Total liabilities and shareholders' equity	$1,812,558	$1,755,218

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$12,151	$12,215	$36,096	$36,606
Interest and discount on loan pool participations	325	226	1,137	1,916
Interest on bank deposits	15	2	24	8
Interest on investment securities:
Taxable securities	2,170	2,395	6,760	7,571
Tax-exempt securities	1,335	1,278	4,076	3,973
Total interest income	15,996	16,116	48,093	50,074
Interest expense:
Interest on deposits:
Interest-bearing checking	532	544	1,624	1,815
Savings	36	34	108	105
Certificates of deposit under $100,000	687	987	2,018	3,347
Certificates of deposit $100,000 and over	551	493	1,445	1,695
Total interest expense on deposits	1,806	2,058	5,195	6,962
Interest on federal funds purchased	2	10	8	37
Interest on securities sold under agreements to repurchase	28	31	87	96
Interest on Federal Home Loan Bank borrowings	519	671	1,626	2,068
Interest on other borrowings	5	7	18	22
Interest on long-term debt	69	74	210	224
Total interest expense	2,429	2,851	7,144	9,409
Net interest income	13,567	13,265	40,949	40,665
Provision for loan losses	150	250	900	1,050
Net interest income after provision for loan losses	13,417	13,015	40,049	39,615
Noninterest income:
Trust, investment, and insurance fees	1,442	1,297	4,390	4,069
Service charges and fees on deposit accounts	918	786	2,394	2,236
Mortgage origination and loan servicing fees	449	1,083	1,204	2,844
Other service charges, commissions and fees	625	406	1,796	1,574
Bank-owned life insurance income	423	230	877	691
Gain on sale or call of available for sale securities (Includes $145 and $0 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three months ended September 30, 2014 and 2013, respectively, and $1,119 and $84 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the nine months ended September 30, 2014 and 2013, respectively)	145	—	1,119	84
Gain (loss) on sale of premises and equipment	4	(2)	(1)	(4)
Total noninterest income	4,006	3,800	11,779	11,494
Noninterest expense:
Salaries and employee benefits	6,337	6,099	18,531	18,565
Net occupancy and equipment expense	1,546	1,580	4,785	4,806
Professional fees	724	615	2,078	2,016
Data processing expense	357	364	1,172	1,092
FDIC insurance expense	241	255	724	845
Amortization of intangible assets	136	166	410	498
Other operating expense	1,478	1,204	4,150	4,040
Total noninterest expense	10,819	10,283	31,850	31,862
Income before income tax expense	6,604	6,532	19,978	19,247
Income tax expense (Includes $57 and $0 income tax expense reclassified from accumulated other comprehensive income for the three months ended September 30, 2014 and 2013, respectively, and $436 and $33 income tax expense reclassified from accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013, respectively)	1,715	1,668	5,363	5,062
Net income	$4,889	$4,864	$14,615	$14,185
Share and per share information:
Ending number of shares outstanding	8,348,464	8,470,058	8,348,464	8,470,058
Average number of shares outstanding	8,366,858	8,468,755	8,423,188	8,478,928
Diluted average number of shares	8,391,353	8,517,645	8,449,748	8,524,451
Earnings per common share - basic	$0.59	$0.57	$1.74	$1.67
Earnings per common share - diluted	0.59	0.57	1.73	1.66
Dividends paid per common share	0.145	0.125	0.435	0.375
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$4,889	$4,864	$14,615	$14,185

Other comprehensive income (loss), available for sale securities:
Unrealized holding gains (losses) arising during period	(212)	(1,045)	6,641	(14,013)
Reclassification adjustment for gains included in net income	(145)	—	(1,119)	(84)
Income tax (expense) benefit	132	387	(2,097)	5,263
Other comprehensive income (loss) on available for sale securities	(225)	(658)	3,425	(8,834)
Other comprehensive income (loss), net of tax	(225)	(658)	3,425	(8,834)
Comprehensive income	$4,664	$4,206	$18,040	$5,351
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	14,185	—	14,185
Dividends paid on common stock ($0.375 per share)	—	—	—	—	(3,200)	—	(3,200)
Stock options exercised (30,678 shares)	—	—	(76)	202	—	—	126
Release/lapse of restriction on RSUs (19,585 shares)	—	—	(267)	285	—	—	18
Repurchase of common stock (40,713 shares)	—	—	—	(967)	—	—	(967)
Stock compensation	—	—	274	—	—	—	274
Other comprehensive loss, net of tax	—	—	—	—	—	(8,834)	(8,834)
Balance at September 30, 2013	$—	$8,690	$80,314	$(3,796)	$88,110	$2,216	$175,534
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	14,615	—	14,615
Dividends paid on common stock ($0.435 per share)	—	—	—	—	(3,656)	—	(3,656)
Stock options exercised (7,207 shares)	—	—	(8)	140	—	—	132
Release/lapse of restriction on RSUs (27,266 shares)	—	—	(431)	455	—	—	24
Repurchase of common stock (165,766 shares)	—	—	—	(3,987)	—	—	(3,987)
Stock compensation	—	—	371	—	—	—	371
Other comprehensive income, net of tax	—	—	—	—	—	3,425	3,425
Balance at September 30, 2014	$—	$8,690	$80,438	$(7,094)	$102,432	$4,474	$188,940
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$14,615	$14,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	1,050
Depreciation, amortization and accretion	3,237	3,976
Loss on sale of premises and equipment	1	4
Deferred income taxes	2,313	(1,178)
Stock-based compensation	371	274
Net gain on sale or call of available for sale securities	(1,119)	(84)
Net (gain) loss on sale of other real estate owned	(59)	169
Net gain on sale of loans held for sale	(363)	(1,123)
Writedown of other real estate owned	49	33
Origination of loans held for sale	(30,452)	(73,405)
Proceeds from sales of loans held for sale	30,414	75,517
Increase in accrued interest receivable	(389)	(262)
Increase in cash surrender value of bank-owned life insurance	(877)	(691)
Increase (decrease) in other assets	(476)	4,066
Decrease in deferred compensation liability	(64)	(63)
Decrease in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(619)	(1,053)
Net cash provided by operating activities	17,482	21,415
Cash flows from investing activities:
Proceeds from sales of available for sale securities	28,450	12,205
Proceeds from maturities and calls of available for sale securities	50,760	83,241
Purchases of available for sale securities	(65,653)	(43,637)
Proceeds from maturities and calls of held to maturity securities	914	1,029
Purchase of held to maturity securities	(12,386)	(1,185)
Increase in loans	(14,447)	(42,228)
Decrease in loan pool participations, net	5,056	7,579
Purchases of premises and equipment	(8,363)	(2,785)
Proceeds from sale of other real estate owned	585	1,332
Proceeds from sale of premises and equipment	17	15
Proceeds from sale of assets held for sale	—	764
Proceeds of principal and earnings from bank-owned life insurance	488	—
Net cash (used in) provided by investing activities	(14,579)	16,330
Cash flows from financing activities:
Net increase (decrease) in deposits	56,623	(78,082)
Increase (decrease) in federal funds purchased	(3,734)	8,395
Increase (decrease) in securities sold under agreements to repurchase	210	(10,160)
Proceeds from Federal Home Loan Bank borrowings	26,000	151,000
Repayment of Federal Home Loan Bank borrowings	(32,000)	(126,000)
Stock options exercised	156	144
Dividends paid	(3,656)	(3,200)
Repurchase of common stock	(3,987)	(967)
Net cash provided by (used in) financing activities	39,612	(58,870)
Net increase (decrease) in cash and cash equivalents	42,515	(21,125)
Cash and cash equivalents at beginning of period	24,890	47,191
Cash and cash equivalents at end of period	$67,405	$26,066
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,019	$9,617
Cash paid during the period for income taxes	$1,787	$6,070
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$641	$173
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    Principles of Consolidation and Presentation
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2014, and the results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2014 may not be indicative of results for the year ending December 31, 2014, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in banks.

2.    Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of September 30, 2014, none were issued or outstanding.
Common Stock: As of September 30, 2014, the number of authorized shares of common stock for the Company was 15,000,000. As of September 30, 2014, 8,348,464 shares were outstanding.
On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the new program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During the third quarter

2014 the Company repurchased $1.2 million of common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of September 30, 2014.

3.    Earnings per Common Share
Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
Basic earnings per common share computation
Numerator:
Net income	$4,889	$4,864	$14,615	$14,185

Denominator:
Weighted average shares outstanding	8,366,858	8,468,755	8,423,188	8,478,928
Basic earnings per common share	$0.59	$0.57	$1.74	$1.67

Diluted earnings per common share computation
Numerator:
Net income	$4,889	$4,864	$14,615	$14,185

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,391,353	8,517,645	8,449,748	8,524,451
Diluted earnings per common share	$0.59	$0.57	$1.73	$1.66

4.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$56,549	$300	$401	$56,448
State and political subdivisions	187,329	8,176	322	195,183
Mortgage-backed securities	33,193	1,460	—	34,653
Collateralized mortgage obligations	154,632	838	3,225	152,245
Corporate debt securities	48,920	250	199	48,971
Total debt securities	480,623	11,024	4,147	487,500
Other equity securities	2,679	353	39	2,993
Total	$483,302	$11,377	$4,186	$490,493

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$45,279	$527	$867	$44,939
State and political subdivisions	207,734	5,625	2,563	210,796
Mortgage-backed securities	37,593	1,692	—	39,285
Collateralized mortgage obligations	171,714	1,003	3,494	169,223
Collateralized debt obligations	2,111	190	984	1,317
Corporate debt securities	29,802	284	142	29,944
Total debt securities	494,233	9,321	8,050	495,504
Other equity securities	2,659	453	55	3,057
Total	$496,892	$9,774	$8,105	$498,561

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$32,053	$239	$335	$31,957
Mortgage-backed securities	23	2	—	25
Collateralized mortgage obligations	8,757	—	286	8,471
Corporate debt securities	3,265	—	83	3,182
Total	$44,098	$241	$704	$43,635

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$19,888	$—	$1,326	$18,562
Mortgage-backed securities	28	3	—	31
Collateralized mortgage obligations	9,447	—	834	8,613
Corporate debt securities	3,262	—	277	2,985
Total	$32,625	$3	$2,437	$30,191
Investment securities with a carrying value of $190.4 million and $202.8 million at September 30, 2014 and December 31, 2013, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2014 and December 31, 2013. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	5	$14,831	$19	$14,908	$382	$29,739	$401
State and political subdivisions	51	3,450	6	12,060	316	15,510	322
Collateralized mortgage obligations	18	52,972	825	55,041	2,400	108,013	3,225
Corporate debt securities	6	18,076	128	3,505	71	21,581	199
Other equity securities	1	—	—	961	39	961	39
Total	81	$89,329	$978	$86,475	$3,208	$175,804	$4,186

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$21,977	$867	$—	$—	$21,977	$867
State and political subdivisions	171	54,153	2,331	1,799	232	55,952	2,563
Collateralized mortgage obligations	18	110,142	3,164	5,047	330	115,189	3,494
Collateralized debt obligations	3	—	—	934	984	934	984
Corporate debt securities	3	7,430	93	1,561	49	8,991	142
Other equity securities	1	945	55	—	—	945	55
Total	199	$194,647	$6,510	$9,341	$1,595	$203,988	$8,105

		As of September 30, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	34	$3,625	$147	$12,189	$188	$15,814	$335
Collateralized mortgage obligations	1	—	—	8,470	286	8,470	286
Corporate debt securities	2	800	81	2,382	2	3,182	83
Total	37	$4,425	$228	$23,041	$476	$27,466	$704

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	30	$17,420	$1,195	$1,142	$131	$18,562	$1,326
Collateralized mortgage obligations	1	8,613	834	—	—	8,613	834
Corporate debt securities	2	2,984	277	—	—	2,984	277
Total	33	$29,017	$2,306	$1,142	$131	$30,159	$2,437
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
At September 30, 2014 and December 31, 2013, the Company's mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home

Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Government National Mortgage Association (GNMA). The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At September 30, 2014, approximately 60% of the municipal bonds held by the Company were Iowa based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of its cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of September 30, 2014 and December 31, 2013.
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
As of September 30, 2014, the Company also owned $2.0 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the nine months ended September 30, 2014 and the full year of 2013, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
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
It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy or the financial conditions of the issuers deteriorate or the liquidity of certain securities remains depressed. As a result, there is a risk that additional OTTI may be recognized in the future and any such amounts could be material to the Company's consolidated statements of operations.

The contractual maturity distribution of investment debt securities at September 30, 2014, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$25,762	$26,080	$190	$189
Due after one year through five years	116,097	118,319	2,751	2,746
Due after five years through ten years	112,867	117,401	13,625	13,636
Due after ten years	38,072	38,802	18,752	18,568
Debt securities without a single maturity date	187,825	186,898	8,780	8,496
Total	$480,623	$487,500	$44,098	$43,635

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $2.7 million and a fair value of $3.0 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at September 30, 2014 was $8.9 million and at December 31, 2013 was $9.2 million, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB-Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$235	$—	$1,355	$144
Gross realized losses	(90)	—	(236)	(60)
Other-than-temporary impairment	—	—	—	—
	145	—	1,119	84
Equity securities:
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	—	—
Total net realized gains and losses	$145	$—	$1,119	$84

5.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses, loans, and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2014 and December 31, 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$96	$447	$355	$178	$3	$—	$1,079
Collectively evaluated for impairment	1,244	5,016	4,436	2,702	269	1,706	15,373
Total	$1,340	$5,463	$4,791	$2,880	$272	$1,706	$16,452
Loans acquired with deteriorated credit quality (loan pool participations)	$—	$50	$752	$97	$10	$1,225	$2,134
Loans receivable
Individually evaluated for impairment	$3,027	$3,587	$4,081	$1,768	$36	$—	$12,499
Collectively evaluated for impairment	91,884	286,582	416,528	272,887	21,211	—	1,089,092
Total	$94,911	$290,169	$420,609	$274,655	$21,247	$—	$1,101,591
Loans acquired with deteriorated credit quality (loan pool participations)	$5	$973	$15,268	$3,383	$13	$2,969	$22,611

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$125	$559	$513	$220	$6	$—	$1,423
Collectively evaluated for impairment	1,233	4,421	4,781	2,965	269	1,087	14,756
Total	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$64	$627	$88	$6	$1,346	$2,134
Loans receivable
Individually evaluated for impairment	$3,146	$3,521	$5,079	$1,664	$50	$—	$13,460
Collectively evaluated for impairment	94,021	260,130	429,345	272,462	18,994	—	1,074,952
Total	$97,167	$263,651	$434,424	$274,126	$19,044	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$49	$1,302	$18,168	$3,823	$18	$4,307	$27,667
Loans with unpaid principal in the amount of $408.1 million and $408.4 million at September 30, 2014 and December 31, 2013, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2014 and 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Beginning balance	$1,145	$5,183	$4,734	$3,029	$229	$2,112	$16,432
Charge-offs	(26)	(157)	(12)	(37)	(16)	—	(248)
Recoveries	—	52	38	17	11	—	118
Provision	221	385	31	(129)	48	(406)	150
Ending balance	$1,340	$5,463	$4,791	$2,880	$272	$1,706	$16,452
2013
Beginning balance	$995	$4,774	$5,664	$3,334	$279	$1,532	$16,578
Charge-offs	—	(99)	(115)	(87)	(47)	—	(348)
Recoveries	—	20	—	2	3	—	25
Provision	63	(16)	438	143	104	(482)	250
Ending balance	$1,058	$4,679	$5,987	$3,392	$339	$1,050	$16,505

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2014 and 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	(26)	(430)	(165)	(238)	(61)	—	(920)
Recoveries	5	206	38	21	23	—	293
Provision	3	707	(376)	(88)	35	619	900
Ending balance	$1,340	$5,463	$4,791	$2,880	$272	$1,706	$16,452
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(475)	(203)	(267)	(118)	—	(1,102)
Recoveries	36	59	462	25	18	—	600
Provision	35	496	(39)	627	83	(152)	1,050
Ending balance	$1,058	$4,679	$5,987	$3,392	$339	$1,050	$16,505
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

Commercial Real Estate - The Company offers mortgage loans to commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. The market value of real estate securing commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts than other loans, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the Company's control or that of the borrower could negatively impact the future cash flow and market values of the affected properties.

Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those loans. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company's markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts than other loans, and the repayment of the loans generally is dependent, in large part, on the borrower's continuing financial stability, and is therefore more likely to be affected by adverse personal circumstances.

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

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are potential indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following tables set forth information on the Company's TDRs by class of financing receivable occurring during the stated periods:

	Three Months Ended September 30,
	2014			2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Commercial and industrial
Amortization or maturity date change	1	$1,405	$1,405	—	$—	$—
Residential real estate:
One- to four- family first liens
Amortization or maturity date change	—	—	—	1	66	69
Total	1	$1,405	$1,405	1	$66	$69

	Nine Months Ended September 30,
	2014			2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial and industrial
Amortization or maturity date change	1	$1,405	$1,405	1	$158	$158
Commercial real estate:
Commercial real estate-other
Amortization or maturity date change	—	—	—	2	165	136
Residential real estate:
One- to four- family first liens
Interest rate reduction	—	—	—	2	164	169
Amortization or maturity date change	—	—	—	1	66	69
One- to four- family junior liens
Interest rate reduction	—	—	—	1	8	13
Total	1	$1,405	$1,405	7	$561	$545
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Total	—	$—	—	$—	—	$—	—	$—
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
The items listed above are used to determine the pass percentage for loans evaluated collectively and, as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, non-impaired loans classified as substandard loans carry greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, non-impaired loans less than $0.2 million that are past due 60 - 89 days or 90 days and over, are respectively classified as special mention or substandard. They are given an increased loan loss allocation of 25% or 50%, respectively, above the five-year historical loss rate of the specific loan type.
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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at September 30, 2014 and December 31, 2013:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
September 30, 2014
Agricultural	$87,580	$5,669	$1,662	$—	$—	$94,911
Commercial and industrial	258,049	14,438	16,182	—	—	288,669
Credit cards	1,198	—	7	—	—	1,205
Overdrafts	270	139	90	—	—	499
Commercial real estate:
Construction and development	61,903	2,532	1,283	—	—	65,718
Farmland	78,834	2,123	2,294	—	—	83,251
Multifamily	55,580	182	—	—	—	55,762
Commercial real estate-other	201,656	13,063	1,159	—	—	215,878
Total commercial real estate	397,973	17,900	4,736	—	—	420,609
Residential real estate:
One- to four- family first liens	210,401	5,746	2,986	—	—	219,133
One- to four- family junior liens	55,243	4	275	—	—	55,522
Total residential real estate	265,644	5,750	3,261	—	—	274,655
Consumer	21,004	1	38	—	—	21,043
Total	$1,031,718	$43,897	$25,976	$—	$—	$1,101,591
Loans acquired with deteriorated credit quality (loan pool participations)	$10,967	$—	$11,636	$—	$8	$22,611

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2013
Agricultural	$93,187	$460	$3,520	$—	$—	$97,167
Commercial and industrial	239,485	11,097	11,786	—	—	262,368
Credit cards	1,010	1	17	—	—	1,028
Overdrafts	326	123	88	—	—	537
Commercial real estate:
Construction and development	56,112	14,984	1,493	—	—	72,589
Farmland	80,044	3,091	2,340	—	—	85,475
Multifamily	53,315	1,732	396	—	—	55,443
Commercial real estate-other	205,914	12,994	2,009	—	—	220,917
Total commercial real estate	395,385	32,801	6,238	—	—	434,424
Residential real estate:
One- to four- family first liens	213,815	3,994	2,859	—	—	220,668
One- to four- family junior liens	53,225	38	195	—	—	53,458
Total residential real estate	267,040	4,032	3,054	—	—	274,126
Consumer	18,643	57	62	—	—	18,762
Total	$1,015,076	$48,571	$24,765	$—	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$13,569	$—	$14,093	$—	$5	$27,667
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

The following table sets forth the amounts and categories of the Company's impaired loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,410	$1,910	$—	$1,475	$1,975	$—
Commercial and industrial	973	1,175	—	1,919	2,020	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	49	176	—	132	601	—
Farmland	81	94	—	93	107	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	417	443	—	587	612	—
Total commercial real estate	547	713	—	812	1,320	—
Residential real estate:
One- to four- family first liens	702	443	—	622	741	—
One- to four- family junior liens	119	877	—	50	50	—
Total residential real estate	821	1,320	—	672	791	—
Consumer	7	119	—	10	26	—
Total	$3,758	$5,237	$—	$4,888	$6,132	$—
With an allowance recorded:
Agricultural	$1,617	$1,617	$96	$1,671	$1,671	$125
Commercial and industrial	2,614	2,669	447	1,602	1,657	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	34	34	34	7	7	3
Farmland	2,418	2,418	133	2,311	2,461	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,082	1,182	188	1,949	2,164	291
Total commercial real estate	3,534	3,634	355	4,267	4,632	513
Residential real estate:
One- to four- family first liens	796	796	131	902	902	170
One- to four- family junior liens	151	151	47	90	90	50
Total residential real estate	947	947	178	992	992	220
Consumer	29	29	3	40	40	6
Total	$8,741	$8,896	$1,079	$8,572	$8,992	$1,423
Total:
Agricultural	$3,027	$3,527	$96	$3,146	$3,646	$125
Commercial and industrial	3,587	3,844	447	3,521	3,677	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	83	210	34	139	608	3
Farmland	2,499	2,512	133	2,404	2,568	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,499	1,625	188	2,536	2,776	291
Total commercial real estate	4,081	4,347	355	5,079	5,952	513
Residential real estate:
One- to four- family first liens	1,498	1,239	131	1,524	1,643	170
One- to four- family junior liens	270	1,028	47	140	140	50
Total residential real estate	1,768	2,267	178	1,664	1,783	220
Consumer	36	148	3	50	66	6
Total	$12,499	$14,133	$1,079	$13,460	$15,124	$1,423

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,410	$15	$1,482	$13	$1,413	$43	$1,555	$45
Commercial and industrial	985	11	966	3	1,018	36	1,079	27
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	49	—	49	—	49	—	49	—
Farmland	83	1	99	2	87	4	103	6
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	417	—	1,104	(5)	442	(8)	1,094	19
Total commercial real estate	549	1	1,252	(3)	578	(4)	1,246	25
Residential real estate:
One- to four- family first liens	704	(1)	451	1	715	8	475	7
One- to four- family junior liens	119	(1)	122	(1)	119	1	123	3
Total residential real estate	823	(2)	573	—	834	9	598	10
Consumer	7	—	1	—	8	—	1	—
Total	$3,774	$25	$4,274	$13	$3,851	$84	$4,479	$107
With an allowance recorded:
Agricultural	$1,617	$12	1,682	13	$1,630	$37	$1,695	$37
Commercial and industrial	1,899	16	1,132	10	1,566	36	1,152	35
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	34	—	447	6	35	1	447	20
Farmland	2,418	27	2,466	28	2,429	81	2,466	82
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,088	7	972	7	1,093	15	974	21
Total commercial real estate	3,540	34	3,885	41	3,557	97	3,887	123
Residential real estate:
One- to four- family first liens	797	7	957	9	801	23	960	27
One- to four- family junior liens	152	—	78	—	153	2	79	—
Total residential real estate	949	7	1,035	9	954	25	1,039	27
Consumer	30	(11)	72	1	31	(10)	74	2
Total	$8,035	$58	$7,806	$74	$7,738	$185	$7,847	$224
Total:
Agricultural	$3,027	$27	3,164	26	$3,043	$80	$3,250	$82
Commercial and industrial	2,884	27	2,098	13	2,584	72	2,231	62
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	83	—	496	6	84	1	496	20
Farmland	2,501	28	2,565	30	2,516	85	2,569	88
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,505	7	2,076	2	1,535	7	2,068	40
Total commercial real estate	4,089	35	5,137	38	4,135	93	5,133	148
Residential real estate:
One- to four- family first liens	1,501	6	1,408	10	1,516	31	1,435	34
One- to four- family junior liens	271	(1)	200	(1)	272	3	202	3
Total residential real estate	1,772	5	1,608	9	1,788	34	1,637	37
Consumer	37	(11)	73	1	39	(10)	75	2
Total	$11,809	$83	$12,080	$87	$11,589	$269	$12,326	$331

The following table sets forth the composition and past due status of the Company's loans at September 30, 2014 and December 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
September 30, 2014
Agricultural	$11	$—	$156	$167	$94,744	$94,911	$156
Commercial and industrial	1,580	135	861	2,576	286,093	288,669	38
Credit cards	—	—	7	7	1,198	1,205	—
Overdrafts	76	9	5	90	409	499	—
Commercial real estate:
Construction and development	—	—	83	83	65,635	65,718	—
Farmland	—	—	—	—	83,251	83,251	—
Multifamily	—	—	—	—	55,762	55,762
Commercial real estate-other	99	19	1,210	1,328	214,550	215,878	—
Total commercial real estate	99	19	1,293	1,411	419,198	420,609	—
Residential real estate:
One- to four- family first liens	1,819	2,673	1,001	5,493	213,640	219,133	419
One- to four- family junior liens	367	4	257	628	54,894	55,522	—
Total residential real estate	2,186	2,677	1,258	6,121	268,534	274,655	419
Consumer	71	1	19	91	20,952	21,043	2
Total	$4,023	$2,841	$3,599	$10,463	$1,091,128	$1,101,591	$615
December 31, 2013
Agricultural	$65	$23	$52	$140	$97,027	$97,167	$—
Commercial and industrial	610	876	960	2,446	259,922	262,368	213
Credit cards	—	1	17	18	1,010	1,028	17
Overdrafts	40	1	48	89	448	537	—
Commercial real estate:
Construction and development	84	—	56	140	72,449	72,589	—
Farmland	—	—	—	—	85,475	85,475	—
Multifamily	—	—	395	395	55,048	55,443	395
Commercial real estate-other	604	190	1,740	2,534	218,383	220,917	164
Total commercial real estate	688	190	2,191	3,069	431,355	434,424	559
Residential real estate:
One- to four- family first liens	1,891	869	984	3,744	216,924	220,668	540
One- to four- family junior liens	316	38	175	529	52,929	53,458	49
Total residential real estate	2,207	907	1,159	4,273	269,853	274,126	589
Consumer	17	62	36	115	18,647	18,762	7
Total	$3,627	$2,060	$4,463	$10,150	$1,078,262	$1,088,412	$1,385

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
(in thousands)
Agricultural	$—	$52
Commercial and industrial	836	746
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	83	139
Farmland	25	29
Multifamily	—	—
Commercial real estate-other	1,210	1,576
Total commercial real estate	1,318	1,744
Residential real estate:
One- to four- family first liens	665	543
One- to four- family junior liens	257	126
Total residential real estate	922	669
Consumer	18	29
Total	$3,094	$3,240

As of September 30, 2014, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged down to their estimated value. As of September 30, 2014, approximately 69% of the loans were contractually current or less than 90 days past due, while 31% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which was reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 31% of loans contractually past due includes loans in litigation and foreclosed property.

6.    Income Taxes
Federal income tax expense for the three and nine months ended September 30, 2014 and 2013 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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
Securities Available for Sale - The Company’s investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from its primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. On an annual basis, a group of selected municipal securities are priced by a securities dealer and that price is used to verify the primary independent service’s valuation.
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
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$56,448	$—	$56,448	$—
State and political subdivisions	195,183	—	195,183	—
Mortgage-backed securities	34,653	—	34,653	—
Collateralized mortgage obligations	152,245	—	152,245	—
Corporate debt securities	48,971	—	48,971	—
Total available for sale debt securities	487,500	—	487,500	—
Available for sale equity securities:
Other equity securities	2,993	2,993	—	—
Total available for sale equity securities	2,993	2,993	—	—
Total securities available for sale	$490,493	$2,993	$487,500	$—

Mortgage servicing rights	$2,349	$—	$—	$2,349

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$44,939	$—	$44,939	$—
State and political subdivisions	210,796	—	210,796	—
Mortgage-backed securities	39,285	—	39,285	—
Collateralized mortgage obligations	169,223	—	169,223	—
Collateralized debt obligations	1,317	—	—	1,317
Corporate debt securities	29,944	—	29,944	—
Total available for sale debt securities	495,504	—	494,187	1,317
Available for sale equity securities:
Other equity securities	3,057	3,057	—	—
Total available for sale equity securities	3,057	3,057	—	—
Total securities available for sale	$498,561	$3,057	$494,187	$1,317

Mortgage servicing rights	$2,298	$—	$—	$2,298

There were no transfers of assets between levels of the fair value hierarchy during the three and nine months ended September 30, 2014 and 2013.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$1,317	$2,298	$755	$1,484
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	782	(148)	—	378
Included in other comprehensive income	794	—	506	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	199	—	462
Sales	(2,893)	—	—	—
Settlements	—	—	—	—
Ending balance	$—	$2,349	$1,261	$2,324
The following table presents the amount of gains and losses on Level 3 assets noted above which were included in earnings and other comprehensive income for the nine months ended September 30, 2014 and 2013 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	For the Nine Months Ended September 30,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains for the period in earnings*	$782	$51	$—	$840

Change in unrealized gains (losses) for the period included in other comprehensive income	794	—	506	—
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
The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2014 and December 31, 2013, as more fully described above.

	Fair Value Measurement at September 30, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	2,362	—	—	2,362
Commercial real estate:
Construction and development	49	—	—	49
Farmland	55	—	—	55
Multifamily	—	—	—	—
Commercial real estate-other	1,023	—	—	1,023
Total commercial real estate	1,127	—	—	1,127
Residential real estate:
One- to four- family first liens	310	—	—	310
One- to four- family junior liens	94	—	—	94
Total residential real estate	404	—	—	404
Consumer	34	—	—	34
Collateral dependent impaired loans	$3,927	$—	$—	$3,927
Other real estate owned	$1,836	$—	$—	$1,836

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	1,043	—	—	1,043
Commercial real estate:
Construction and development	136	—	—	136
Farmland	65	—	—	65
Multifamily	—	—	—	—
Commercial real estate-other	1,786	—	—	1,786
Total commercial real estate	1,987	—	—	1,987
Residential real estate:
One- to four- family first liens	186	—	—	186
One- to four- family junior liens	30	—	—	30
Total residential real estate	216	—	—	216
Consumer	44	—	—	44
Collateral dependent impaired loans	$3,290	$—	$—	$3,290
Other real estate owned	$1,770	$—	$—	$1,770

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2014 and December 31, 2013. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$67,405	$67,405	$67,405	$—	$—
Investment securities:
Available for sale	490,493	490,493	2,993	487,500	—
Held to maturity	44,098	43,635	—	43,635	—
Total investment securities	534,591	534,128	2,993	531,135	—
Loans held for sale	758	770	—	—	770
Loans, net:
Agricultural	93,424	93,075	—	—	93,075
Commercial and industrial	282,797	282,024	—	—	282,024
Credit cards	1,165	1,165	—	—	1,165
Overdrafts	404	404	—	—	404
Commercial real estate:
Construction and development	64,813	65,006	—	—	65,006
Farmland	82,106	82,231	—	—	82,231
Multifamily	55,321	55,158	—	—	55,158
Commercial real estate-other	212,927	213,202	—	—	213,202
Total commercial real estate	415,167	415,597	—	—	415,597
Residential real estate:
One- to four- family first liens	216,408	216,352	—	—	216,352
One- to four- family junior liens	54,942	55,859	—	—	55,859
Total residential real estate	271,350	272,211	—	—	272,211
Consumer	20,832	20,888	—	—	20,888
Total loans, net	1,085,139	1,085,364	—	—	1,085,364
Loan pool participations, net	20,477	20,477	—	—	20,477
Accrued interest receivable	10,798	10,798	10,798	—	—
Federal Home Loan Bank stock	8,879	8,879	—	8,879	—
Mortgage servicing rights	2,349	2,349	—	—	2,349
Financial liabilities:
Deposits:
Non-interest bearing demand	211,902	211,902	211,902	—	—
Interest-bearing checking	611,577	611,577	611,577	—	—
Savings	101,707	101,707	101,707	—	—
Certificates of deposit under $100,000	241,248	241,314	—	241,314	—
Certificates of deposit $100,000 and over	265,131	266,145	—	266,145	—
Total deposits	1,431,565	1,432,645	925,186	507,459	—
Federal funds purchased and securities sold under agreements to repurchase	63,141	63,141	63,141	—	—
Federal Home Loan Bank borrowings	100,900	100,680	—	—	100,680
Long-term debt	15,464	9,974	—	—	9,974
Accrued interest payable	890	890	890	—	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$24,890	$24,890	$24,890	$—	$—
Investment securities:
Available for sale	498,561	498,561	3,057	494,187	1,317
Held to maturity	32,625	30,191	—	30,191	—
Total investment securities	531,186	528,752	3,057	524,378	1,317
Loans held for sale	357	367	—	—	367
Loans, net:
Agricultural	95,712	95,609	—	—	95,609
Commercial and industrial	257,153	256,257	—	—	256,257
Credit cards	998	998	—	—	998
Overdrafts	415	415	—	—	415
Commercial real estate:
Construction and development	71,433	71,569	—	—	71,569
Farmland	84,387	85,058	—	—	85,058
Multifamily	54,883	54,953	—	—	54,953
Commercial real estate-other	217,993	219,213	—	—	219,213
Total commercial real estate	428,696	430,793	—	—	430,793
Residential real estate:
One- to four- family first liens	217,765	218,257	—	—	218,257
One- to four- family junior liens	52,903	53,798	—	—	53,798
Total residential real estate	270,668	272,055	—	—	272,055
Consumer	18,591	18,638	—	—	18,638
Total loans, net	1,072,233	1,074,765	—	—	1,074,765
Loan pool participations, net	25,533	25,533	—	—	25,533
Accrued interest receivable	10,409	10,409	10,409	—	—
Federal Home Loan Bank stock	9,226	9,226	—	9,226	—
Mortgage servicing rights	2,324	2,324	—	—	2,324
Financial liabilities:
Deposits:
Non-interest bearing demand	222,359	222,359	222,359	—	—
Interest-bearing checking	592,673	592,673	592,673	—	—
Savings	94,559	94,559	94,559	—	—
Certificates of deposit under $100,000	256,283	256,549	—	256,549	—
Certificates of deposit $100,000 and over	209,068	209,543	—	209,543	—
Total deposits	1,374,942	1,375,683	909,591	466,092	—
Federal funds purchased and securities sold under agreements to repurchase	66,665	66,665	66,665	—	—
Federal Home Loan Bank borrowings	106,900	107,356	—	—	107,356
Long-term debt	15,464	9,872	—	—	9,872
Accrued interest payable	765	765	765	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at September 30, 2014, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2014	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans:
Commercial and industrial	2,362	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	49	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Farmland	55	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial real estate-other	1,023	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	310	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	94	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	34	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	2,349	Discounted cash flows	Constant prepayment rate	7.49%	-	15.22%	8.54%
			Pretax discount rate	10.00%	-	13.00%	10.16%
Other real estate owned	1,836	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

In August 2014, the FASB issued Accounting Standards Update No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update provides guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure, most commonly those offered by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD), and the U.S. Department of Veterans Affairs (VA). The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and 3) at the time of foreclosure, an amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2014. Early application is permitted under certain circumstances. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendment should reduce diversity in the timing and content of footnote disclosures. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period of twelve months after the financial statements are made available. Incremental substantial doubt disclosure is required if the probability is not mitigated by management's plans. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

10.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2014, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2014 have been recognized in the consolidated financial statements for the period ended September 30, 2014. Events or transactions that provided evidence about conditions that did not exist at September 30, 2014, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended September 30, 2014.
On October 14, 2014, the board of directors of the Company declared a cash dividend of $0.145 per share payable on December 15, 2014 to shareholders of record as of the close of business on December 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers in central and east-central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Iowa City, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2013 Annual Report on Form 10-K. Results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013
Summary
For the quarter ended September 30, 2014, we earned net income of $4.9 million, which was the same as for the quarter ended September 30, 2013. Basic and diluted earnings per common share for the third quarter of 2014 were each $0.59, versus

$0.57 for both basic and diluted earnings per common share in the third quarter of 2013. Our annualized Return on Average Assets ("ROAA") for the third quarter of 2014 was 1.11% compared with a ROAA of 1.12% for the same period in 2013. Our annualized Return on Average Shareholders' Equity ("ROAE") was 10.34% for the three months ended September 30, 2014 compared with 11.21% for the three months ended September 30, 2013. The annualized Return on Average Tangible Equity ("ROATE") was 11.03% for the third quarter of 2014 compared with 12.10% for the same period in 2013.
The following table presents selected financial results and measures for the third quarter of 2014 and 2013.

	Three Months Ended September 30,
($ amounts in thousands)	2014	2013
Net Income	$4,889	$4,864
Average Assets	1,750,833	1,728,168
Average Shareholders' Equity	187,504	172,136
Return on Average Assets* (ROAA)	1.11%	1.12%
Return on Average Shareholders' Equity* (ROAE)	10.34	11.21
Return on Average Tangible Equity* (ROATE)	11.03	12.10
Total Equity to Assets (end of period)	10.42	10.10
Tangible Equity to Tangible Assets (end of period)	10.01	9.63
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(in thousands)	2014	2013
Net Income:
Net income	$4,889	$4,864
Plus: Intangible amortization, net of tax (1)	88	108
Adjusted net income	$4,977	$4,972
Average Tangible Equity:
Average total shareholders' equity	$187,504	$172,136
Less: Average intangibles	(8,450)	(9,038)
Average tangible equity	$179,054	$163,098
ROATE (annualized)	11.03%	12.10%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate 35%.

	As of September 30,
(in thousands)	2014	2013
Tangible Equity:
Total shareholders' equity	188,940	175,534
Less: Intangibles	(8,396)	(8,971)
Tangible equity	180,544	166,563
Tangible Assets:
Total assets	1,812,558	1,738,525
Less: Intangibles	(8,396)	(8,971)
Tangible assets	1,804,162	1,729,554
Tangible Equity/Tangible Assets	10.01%	9.63%

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
Our net interest income for the quarter ended September 30, 2014 increased $0.3 million to $13.6 million compared with $13.3 million for the quarter ended September 30, 2013. Our total interest income of $16.0 million was $0.1 million lower in the third quarter of 2014 compared with the same period in 2013. Despite increases in loan balances, loan interest income was $12.2 million for the third quarter of 2014, flat compared with the same period of 2013, due to new and renewing loans being made at lower interest rates than those paying down. Income from investment securities decreased to $3.5 million for the third quarter of 2014 compared to $3.7 million for the third quarter of 2013, due to a $19.5 million decrease in the average balance of investment securities between the two comparable periods, and despite an increase in the average yield. Income from loan pool participations was $0.3 million for the third quarter of 2014, an increase of $0.1 million compared to the same period a year ago, primarily due to an increase in yield as the average level of investment was $8.2 million less in the third quarter of 2014 than the comparable period of 2013. The Company continues to exit this line of business as balances pay down. Total interest expense for the third quarter of 2014 decreased $0.4 million, or 14.8%, compared with the same period in 2013, due primarily to lower average interest rates in 2014 despite an increase in total interest-bearing liabilities, including deposits. Our net interest margin on a tax-equivalent basis for the third quarter of 2014 increased to 3.48% compared with 3.43% in the third quarter of 2013. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.06% for the third quarter of 2014 as compared to 4.12% for the third quarter of 2013, driven by lower yields on loans. The average cost of interest-bearing liabilities decreased in the third quarter of 2014 to 0.71% from 0.85% for the third quarter of 2013, mainly due to the continued repricing of new time certificates of deposit and lower interest rates on long-term debt.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the quarters ended September 30, 2014 and 2013. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,090,325	$12,451	4.53%	$1,062,615	$12,463	4.65%
Loan pool participations (4)	23,239	325	5.55	31,413	226	2.85
Investment securities:
Taxable investments	353,666	2,170	2.43	389,674	2,395	2.44
Tax exempt investments (2)	169,171	2,040	4.78	152,626	1,952	5.07
Total investment securities	522,837	4,210	3.19	542,300	4,347	3.18
Federal funds sold and interest-bearing balances	23,127	15	0.26	3,445	2	0.23
Total interest-earning assets	$1,659,528	$17,001	4.06%	$1,639,773	$17,038	4.12%

Cash and due from banks	19,194			20,005
Premises and equipment	33,357			26,336
Allowance for loan losses	(18,658)			(18,781)
Other assets	57,412			60,835
Total assets	$1,750,833			$1,728,168

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$696,645	$568	0.32%	$670,273	$578	0.34%
Certificates of deposit	484,295	1,238	1.01	442,724	1,480	1.33
Total deposits	1,180,940	1,806	0.61	1,112,997	2,058	0.73
Federal funds purchased and repurchase agreements	55,267	30	0.22	67,607	41	0.24
Federal Home Loan Bank borrowings	102,661	519	2.01	133,333	671	2.00
Long-term debt and other	15,892	74	1.85	15,990	81	2.01
Total borrowed funds	173,820	623	1.42	216,930	793	1.45
Total interest-bearing liabilities	$1,354,760	$2,429	0.71%	$1,329,927	$2,851	0.85%

Net interest spread(2)			3.35%			3.27%

Demand deposits	195,305			212,940
Other liabilities	13,264			13,165
Shareholders' equity	187,504			172,136
Total liabilities and shareholders' equity	$1,750,833			$1,728,168

Interest income/earning assets (2)	$1,659,528	$17,001	4.06%	$1,639,773	$17,038	4.12%
Interest expense/earning assets	$1,659,528	$2,429	0.58%	$1,639,773	$2,851	0.69%
Net interest margin (2)(5)		$14,572	3.48%		$14,187	3.43%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$300			$248
Securities		705			674
Total tax equivalent adjustment		1,005			922
Net Interest Income		$13,567			$13,265

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended September 30, 2014, compared to the same period in 2013, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2014 Compared to 2013 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$1,276	$(1,288)	$(12)
Loan pool participations	(344)	443	99
Investment securities:
Taxable investments	(215)	(10)	(225)
Tax exempt investments	637	(549)	88
Total investment securities	422	(559)	(137)
Federal funds sold and interest-bearing balances	13	—	13
Change in interest income	1,367	(1,404)	(37)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	103	(113)	(10)
Certificates of deposit	727	(969)	(242)
Total deposits	830	(1,082)	(252)
Federal funds purchased and repurchase agreements	(8)	(3)	(11)
Federal Home Loan Bank borrowings	(175)	23	(152)
Other long-term debt	(1)	(6)	(7)
Total borrowed funds	(184)	14	(170)
Change in interest expense	646	(1,068)	(422)
Increase in net interest income	$721	$(336)	$385
Percentage increase in net interest income over prior period			2.7%
Interest income and fees on loans on a tax-equivalent basis in the third quarter of 2014 were flat compared with the same period in 2013. Average loans were $27.7 million, or 2.6%, higher in the third quarter of 2014 compared with 2013. We believe the increase in average loan balances is attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to incur more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The average rate on loans decreased from 4.65% in the third quarter of 2013 to 4.53% in third quarter of 2014, primarily due to new and renewing loans being made at lower interest rates than those paying down.
Interest and discount income on loan pool participations was $0.3 million for the third quarter of 2014, an increase of $0.1 million, or 43.8%, from $0.2 million in the third quarter of 2013. The Company entered into this business upon consummation of its merger with Former MidWestOne in March 2008. These loan pool participations are investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations are held and serviced by a third-party independent servicing corporation, and the amount of income received from them can vary widely due to unpredictable payment collections and loss recoveries. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and is expected to continue as the Company exits this line of business. We have minimal exposure in the loan pool participations to consumer real estate, subprime credit or construction and real estate development loans. Average loan pool participations were $8.2 million, or 26.0%, lower in the third quarter of 2014 compared with 2013.
Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost, which is referred to as “discount recovery.” The loan pool participations were historically a high-yield activity, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The net “all-in” yield on loan pool participations was 5.55% for the third quarter of

2014, up from 2.85% for the same period of 2013. The net yield was higher in the third quarter of 2014 than for the third quarter of 2013 primarily due to stable payment activity and slightly higher gains on the sale of foreclosed real estate properties in the portfolio at a value greater than their net book value, a trend we do not expect to continue in the future.
Interest income on investment securities on a tax-equivalent basis totaled $4.2 million in the third quarter of 2014 compared with $4.3 million for the same period of 2013. The average balance of investments in the third quarter of 2014 was $522.8 million compared with $542.3 million in the third quarter of 2013, a decrease of $19.5 million, or 3.6%. The decrease in average balance resulted primarily from using proceeds from the sale and maturity of securities for increased loan originations, and funding decreasing borrowed funds balances rather than reinvestment in investment securities. The tax-equivalent yield on our investment portfolio in the third quarter of 2014 increased to 3.19% from 3.18% in the comparable period of 2013, reflecting the sale of our remaining CDO portfolio holdings in the first quarter of 2014, which had essentially no yield, and a greater percentage of the portfolio being held in higher yielding (on a tax-adjusted basis) tax-exempt securities.
Interest expense on deposits was $0.3 million, or 12.2%, lower in the third quarter of 2014 compared with the same period in 2013, mainly due to the decrease in interest rates being paid during 2014. The weighted average rate paid on interest-bearing deposits was 0.61% in the third quarter of 2014 compared with 0.73% in the third quarter of 2013. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the third quarter of 2014 increased $67.9 million, compared with the same period in 2013, due primarily to greater seasonal increases in public fund deposits.
Interest expense on borrowed funds of $0.6 million was $0.2 million lower in the third quarter of 2014 compared with the same period in 2013, due to both lower balances and lower rates. Average borrowed funds for the third quarter of 2014 were $43.1 million lower compared with the same period in 2013. This decrease was primarily due to decreases in the level of FHLB borrowing and repurchase agreements, as we used proceeds from the sale and maturity of securities to decrease borrowed fund balances. The weighted average rate on borrowed funds decreased to 1.42% for the third quarter of 2014 compared with 1.45% for the third quarter of 2013, reflecting the replacement of maturing higher-rate borrowings with those in the current lower-rate environment.
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
We recorded a provision for loan losses of $0.2 million in the third quarter of 2014, a decrease of $0.1 million, or 40.0% from $0.3 million in the third quarter of 2013. Net loans charged off in the third quarter of 2014 totaled $0.1 million, or $0.2 million less than net loans charged off of $0.3 million in the third quarter of 2013. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2014; however, there is no assurance losses will not exceed the allowance and any growth in the loan portfolio, and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
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

Noninterest Income

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,442	$1,297	$145	11.2%
Service charges and fees on deposit accounts	918	786	132	16.8
Mortgage origination and loan servicing fees	449	1,083	(634)	(58.5)
Other service charges, commissions and fees	625	406	219	53.9
Bank-owned life insurance income	423	230	193	83.9
Gain on sale or call of available for sale securities	145	—	145	NM
Gain (loss) on sale of premises and equipment	4	(2)	6	NM
Total noninterest income	$4,006	$3,800	$206	5.4%
Noninterest income as a % of total revenue*	22.1%	22.3%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income increased $0.2 million for the third quarter of 2014 compared with the same period for 2013. The increase in 2014 was due to increases in all noninterest income categories other than mortgage origination and loan serving fees. The decrease in mortgage origination and loan servicing fees was $0.6 million, or 58.5%, to $0.4 million for the third quarter of 2014, compared to $1.1 million for the same quarter of 2013, and was primarily due to a decrease in loans originated for sale on the secondary market, as the demand for mortgage refinancing continued to decline. The mortgage origination and loan servicing fees decrease was offset by a $0.1 million increase in gain on sale of investment securities for the third quarter of 2014, a $0.1 million increase in trust, investment, and insurance fees, and a $0.2 million increase in bank-owned life insurance income representing life insurance proceeds received on the death of an employee. Service charges and fees on deposit accounts also increased to $0.9 million for the third quarter of 2014, an improvement of $0.1 million, or 16.8%, relative to the third quarter of 2013. The increased service charges and fees on deposit accounts was mainly due to a decrease in waived service charges on demand deposit accounts due to a heightened management focus on retaining fee income. Gains on the sale of investment securities increased due to management efforts to restructure the portfolio.
Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended September 30, 2014, noninterest income comprised 22.1% of total revenues, compared with 22.3% for the same period in 2013. While our emphasis on trust, investment, and insurance fees, as well as service charges and fees on deposit accounts and other service charges, commissions and fees has shown some improvement in these categories of noninterest income, the effects of decreased mortgage origination and loan servicing fees has significantly inhibited improvement in the overall ratio. Management continues to evaluate options for increasing noninterest income.
Noninterest Expense

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,337	$6,099	$238	3.9%
Net occupancy and equipment expense	1,546	1,580	(34)	(2.2)
Professional fees	724	615	109	17.7
Data processing expense	357	364	(7)	(1.9)
FDIC insurance expense	241	255	(14)	(5.5)
Amortization of intangible assets	136	166	(30)	(18.1)
Other operating expense	1,478	1,204	274	22.8
Total noninterest expense	$10,819	$10,283	$536	5.2%
Noninterest expense for the third quarter of 2014 was $10.8 million, a $0.5 million, or 5.2%, increase over the third quarter of 2013. Increases in salaries and employee benefits, professional fees and other operating expenses were only modestly offset by decreases in net occupancy and equipment expense, data processing expense, FDIC insurance expense and amortization of intangible assets for the third quarter of 2014, compared with the third quarter of 2013.

Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 26.0% for the third quarter of 2014, slightly higher than 25.5% for the third quarter of 2013. Income tax expense was relatively flat at $1.7 million in the third quarter of 2014 compared with the same period of 2013.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and September 30, 2013
Summary
For the nine months ended September 30, 2014, we earned net income of $14.6 million, compared with $14.2 million for the nine months ended September 30, 2013, an increase of 3.0%. Basic and diluted earnings per common share for the first nine months of 2014 were $1.74 and $1.73, respectively, versus $1.67 and $1.66, respectively, in the first nine months of 2013. Our annualized ROAA for the first nine months of 2014 was 1.12% compared with 1.08% for the same period in 2013. Our annualized ROAE was 10.58% for the nine months ended September 30, 2014 versus 10.84% for the nine months ended September 30, 2013. The annualized ROATE was 11.29% for the first nine months of 2014 compared with 11.70% for the same period in 2013.
The following table presents selected financial results and measures for the first nine months of 2014 and 2013.

	As of and for the Nine Months Ended September 30,
($ amounts in thousands)	2014	2013
Net Income	$14,615	$14,185
Average Assets	1,745,987	1,758,357
Average Shareholders' Equity	184,715	174,975
Return on Average Assets* (ROAA)	1.12%	1.08%
Return on Average Shareholders' Equity* (ROAE)	10.58	10.84
Return on Average Tangible Equity* (ROATE)	11.29	11.70
Total Equity to Assets (end of period)	10.42	10.10
Tangible Equity to Tangible Assets (end of period)	10.01	9.63
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Net Income:
Net income	$14,615	$14,185
Plus: Intangible amortization, net of tax (1)	267	324
Adjusted net income	$14,882	$14,509
Average Tangible Equity:
Average total shareholders' equity	$184,715	$174,975
Less: Average intangibles	(8,559)	(9,172)
Average tangible equity	$176,156	$165,803
ROATE (annualized)	11.29%	11.70%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.

	As of September 30,
(in thousands)	2014	2013
Tangible Equity:
Total shareholders' equity	$188,940	$175,534
Less: Intangibles	(8,396)	(8,971)
Tangible equity	$180,544	$166,563
Tangible Assets:
Total assets	$1,812,558	$1,738,525
Less: Intangibles	(8,396)	(8,971)
Tangible assets	$1,804,162	$1,729,554
Tangible Equity/Tangible Assets	10.01%	9.63%

Net Interest Income
Our net interest income for the nine months ended September 30, 2014 was $40.9 million, $0.3 million, or 0.7%, greater than reported for the nine months ended September 30, 2013. Our total interest income of $48.1 million was $2.0 million lower in the first nine months of 2014 compared with the same period in 2013. The decrease in total interest income was driven by decreases in interest and fees on loans, loan pool participation income, and interest on investment securities. Loan pool participation income is accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from period to period. Interest income on investment securities decreased $0.7 million, or 6.1%, to $10.8 million for the first nine months of 2014. The decrease was due to a lower average balance of investment securities during the first nine months of 2014 compared to the same period of 2013, and was despite an increase in yield. Income from loans decreased from $36.6 million in the first nine months of 2013 to $36.1 million in the first nine months of 2014 due to new and renewing loans being made at lower interest rates than those paying down and despite a higher average balance. The decrease in total interest income was more than offset by reduced interest expense on deposits and other interest-bearing liabilities. Total interest expense for the first nine months of 2014 decreased $2.3 million, or 24.1%, compared with the same period in 2013, due primarily to the maturity of higher rate certificates of deposit. Our net interest margin on a tax-equivalent basis for the first nine months of 2014 improved to 3.55% compared with 3.48% for the first nine months of 2013. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets declined to 4.13% for the first nine months of 2014 from 4.23% for the first nine months of 2013. This decline was due primarily to lower average yields on loans and loan pool participations. The average cost of interest-bearing liabilities decreased in the first nine months of 2014 to 0.71% from 0.92% for the first nine months of 2013, due to the continued repricing of new time deposits and other interest-bearing liabilities, including FHLB borrowings, at lower interest rates.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the nine months ended September 30, 2014 and 2013. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,085,619	$36,948	4.56%	$1,052,200	$37,312	4.74%
Loan pool participations (4)	25,024	1,137	6.07	33,875	1,916	7.56
Investment securities:
Taxable investments	363,915	6,760	2.48	418,437	7,571	2.42
Tax exempt investments (2)	168,545	6,228	4.94	160,925	6,068	5.04
Total investment securities	532,460	12,988	3.26	579,362	13,639	3.15
Federal funds sold and interest-bearing balances	13,071	24	0.25	4,691	8	0.23
Total interest-earning assets	$1,656,174	$51,097	4.13%	$1,670,128	$52,875	4.23%

Cash and due from banks	19,223			20,999
Premises and equipment	31,134			25,886
Allowance for loan losses	(18,593)			(18,554)
Other assets	58,049			59,898
Total assets	$1,745,987			$1,758,357

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$701,050	$1,732	0.33%	$673,558	$1,920	0.38%
Certificates of deposit	463,033	3,463	1.00	483,326	5,042	1.39
Total deposits	1,164,083	5,195	0.60	1,156,884	6,962	0.80
Federal funds purchased and repurchase agreements	58,500	95	0.22	64,066	133	0.28
Federal Home Loan Bank borrowings	106,182	1,626	2.05	133,939	2,068	2.06
Long-term debt and other	15,917	228	1.92	16,014	246	2.05
Total borrowed funds	180,599	1,949	1.44	214,019	2,447	1.53
Total interest-bearing liabilities	$1,344,682	$7,144	0.71%	$1,370,903	$9,409	0.92%

Net interest spread(2)			3.42%			3.31%

Demand deposits	205,003			199,437
Other liabilities	11,587			13,042
Shareholders' equity	184,715			174,975
Total liabilities and shareholders' equity	$1,745,987			$1,758,357

Interest income/earning assets (2)	$1,656,174	$51,097	4.13%	$1,670,128	$52,875	4.23%
Interest expense/earning assets	$1,656,174	$7,144	0.58%	$1,670,128	$9,409	0.75%
Net interest margin (2)(5)		$43,953	3.55%		$43,466	3.48%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$852			$706
Securities		2,152			2,095
Total tax equivalent adjustment		3,004			2,801
Net Interest Income		$40,949			$40,665

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the nine months ended September 30, 2014, compared to the same period in 2013, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2014 Compared to 2013 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$1,559	$(1,923)	$(364)
Loan pool participations	(444)	(335)	(779)
Investment securities:
Taxable investments	(1,103)	292	(811)
Tax exempt investments	340	(180)	160
Total investment securities	(763)	112	(651)
Federal funds sold and interest-bearing balances	15	1	16
Change in interest income	367	(2,145)	(1,778)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	115	(303)	(188)
Certificates of deposit	(206)	(1,373)	(1,579)
Total deposits	(91)	(1,676)	(1,767)
Federal funds purchased and repurchase agreements	(11)	(27)	(38)
Federal Home Loan Bank borrowings	(432)	(10)	(442)
Other long-term debt	(2)	(16)	(18)
Total borrowed funds	(445)	(53)	(498)
Change in interest expense	(536)	(1,729)	(2,265)
Change in net interest income	$903	$(416)	$487
Percentage change in net interest income over prior period			1.1%
Interest income and fees on loans on a tax-equivalent basis decreased $0.4 million, or 1.0%, in the first nine months of 2014 compared to the same period in 2013. The decrease is mainly due to a decline in the average rate on loans from 4.74% in the first nine months of 2013 to 4.56% in the first nine months of 2014, as new and renewing loans were made at lower interest rates than those paying down. The decline in yield was partly offset by an increase in average loans balances of $33.4 million, or 3.2%, in the first nine months of 2014 compared to the same period in 2013. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to incur more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest and discount income on loan pool participations was $1.1 million for the first nine months of 2014 compared with $1.9 million for the first nine months of 2013, a decrease of $0.8 million. Average loan pool participations were $8.9 million, or 26.1%, lower in the first nine months of 2014 compared to the same period in 2013. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and is expected to continue as the Company exits this line of business.
The net “all-in” yield on loan pool participations was 6.07% for the first nine months of 2014, down from 7.56% for the same period of 2013. Loan pool participation income is accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from period to period. As the percentage of creditworthy borrowers in the portfolio continues to decrease, we expect returns to generally trend lower.
Interest income on investment securities on a tax-equivalent basis totaled $13.0 million in the first nine months of 2014 compared with $13.6 million for the same period of 2013, mainly due to lower average balances of investment securities. The average balance of investments in the first nine months of 2014 was $532.5 million compared with $579.4 million in the first nine months of 2013, a decrease of $46.9 million, or 8.1%. The decrease in average balance resulted primarily from the use of proceeds from maturing investment securities to originate loans, to fund the net outflow of federal funds purchased and repurchase agreements, and to reduce FHLB borrowings rather than reinvestment in investment securities. The tax-equivalent yield on our investment portfolio for the first nine months of 2014 increased to 3.26% from 3.15% in the comparable period of 2013, reflecting the sale of our remaining CDO portfolio holdings in the first quarter of 2014 which had essentially no yield, and a greater percentage of the portfolio being held in higher yielding (on a tax-adjusted basis) tax-exempt securities.
Interest expense on deposits was $1.8 million, or 25.4%, lower in the first nine months of 2014 compared with the same period in 2013, mainly due to the decrease in interest rates being paid during 2014. The weighted average rate paid on interest-bearing deposits was 0.60% for the first nine months of 2014 compared with 0.80% for the first nine months of 2013. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate, and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first nine months of 2014 increased $7.2 million, or 0.6%, compared with the same period in 2013, due primarily to greater seasonal increases in public fund deposits in the third quarter of 2014 than in the comparable period.
Interest expense on borrowed funds was $0.5 million lower in the first nine months of 2014 compared with the same period in 2013, due to both lower average balances and lower rates. Interest on borrowed funds totaled $1.9 million for the first nine months of 2014. Average borrowed funds for the first nine months of 2014 were $33.4 million lower compared with the same period in 2013. This decrease was due primarily to a decrease in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.44% for the first nine months of 2014 compared with 1.53% for the first nine months of 2013, reflecting the repayment of maturing higher-rate borrowings.
Provision for Loan Losses
We recorded a provision for loan losses of $0.9 million in the first nine months of 2014, $0.2 million, or 14.3%, less than the $1.1 million provision in the first nine months of 2013. Net loans charged off in the first nine months of 2014 totaled $0.6 million compared with $0.5 million in the first nine months of 2013. The increased loan charge offs reflect the effect of a significant loan loss recovery in the first quarter of 2013, an event that was not repeated in 2014.
Noninterest Income

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$4,390	$4,069	$321	7.9%
Service charges and fees on deposit accounts	2,394	2,236	158	7.1
Mortgage origination and loan servicing fees	1,204	2,844	(1,640)	(57.7)
Other service charges, commissions and fees	1,796	1,574	222	14.1
Bank-owned life insurance income	877	691	186	26.9
Gain on sale or call of available for sale securities	1,119	84	1,035	NM
Loss on sale of premises and equipment	(1)	(4)	3	(75.0)
Total noninterest income	$11,779	$11,494	$285	2.5%
Noninterest income as a % of total revenue*	20.7%	21.9%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income increased $0.3 million for the first nine months of 2014 compared with the same period for 2013. The increase in 2014 was primarily due to net gains on the sale of available for sale securities for the first nine months of 2014 increasing $1.0 million to $1.1 million, from $0.1 million for the same period of 2013. This increase was primarily due to gains realized on the sale of our remaining CDO investment securities in an improved market environment. Trust, investment, and insurance fees increased by $0.3 million, or 7.9%, to $4.4 million during the first nine months of 2014, compared with $4.1 million in the same period of 2013, primarily as a result of increased investment center fee income. The bank-owned life insurance income for the nine-month period of 2014 reflects the receipt of life insurance proceeds from the death of an employee.
These increases were partially offset by a decrease in mortgage origination and loan servicing fees to $1.2 million, a decline of $1.6 million, or 57.7%, from $2.8 million in the first nine months of 2013, mainly due to a decrease in loans originated for sale on the secondary market, as the demand for mortgage refinancing continued to decline. Management's strategic goal is for noninterest income to constitute 30% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the nine months ended September 30, 2014, noninterest income comprised 20.7% of total revenues, compared with 21.9% for the same period in 2013. While our emphasis on trust, investment, and insurance fees, as well as service charges and fees on deposit accounts, has shown some improvement in these categories of noninterest income, the effects of decreased origination of mortgage loans for sale on the secondary market have significantly inhibited material improvement. Management continues to evaluate options for increasing noninterest income.
Noninterest Expense

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$18,531	$18,565	$(34)	(0.2)%
Net occupancy and equipment expense	4,785	4,806	(21)	(0.4)
Professional fees	2,078	2,016	62	3.1
Data processing expense	1,172	1,092	80	7.3
FDIC insurance expense	724	845	(121)	(14.3)
Amortization of intangible assets	410	498	(88)	(17.7)
Other operating expense	4,150	4,040	110	2.7
Total noninterest expense	$31,850	$31,862	$(12)	—%
Noninterest expense for the first nine months of 2014 was $31.9 million, virtually unchanged compared with the first nine months of 2013. With the exception of increases in professional fees, data processing and other operating expense, all other noninterest expense categories experienced a decline for the first nine months of 2014, compared with the same period of 2013, due primarily to expense control measures which are expected to continue.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.8% for the first nine months of 2014, and 26.3% for the first nine months of 2013. Income tax expense increased to $5.4 million in the first nine months of 2014 compared with $5.1 million for the same period of 2013, primarily due to increased taxable net income.

FINANCIAL CONDITION
Our total assets increased to $1.81 billion as of September 30, 2014 from $1.76 billion at December 31, 2013, primarily as a result of increases in interest-bearing deposits in banks, investment securities held to maturity, loans, and net premises and equipment. These increases were partially offset by decreases in investment securities available for sale, net loan pool participations, and deferred income taxes. Interest-bearing deposits in banks at September 30, 2014, increased to $43.9 million, an increase of $43.5 million, from December 31, 2013, primarily due to the timing of seasonal increases in public fund deposits. With respect to liabilities, an increase in total deposits overshadowed decreases in FHLB borrowings and federal funds purchased. Total deposits at September 30, 2014, increased to $1.43 billion, an increase of $56.6 million, or 4.1%, from December 31, 2013, while FHLB borrowings decreased $6.0 million, or 5.6%, to $100.9 million and federal funds purchased decreased from $5.5 million at December 31, 2013 to $1.7 million at September 30, 2014. The deposit increase was concentrated in interest-bearing checking accounts, savings accounts, and jumbo certificate of deposit ($100,000 and over), while non-interest bearing checking accounts and certificates of deposit under $100,000 decreased. Securities sold under agreements to repurchase increased $0.2 million to $61.4 million at September 30, 2014, from $61.2 million at December 31, 2013.
Investment Securities
Investment securities available for sale totaled $490.5 million as of September 30, 2014. This was a decrease of $8.1 million, or 1.6%, from December 31, 2013. Investment securities serve as a source of liquidity, and investment balances vary along with fluctuations in levels of deposits and loans. Investment securities classified as held to maturity increased to $44.1 million as of September 30, 2014 from $32.6 million at December 31, 2013. The $11.5 million, or 35.2%, increase in held to maturity investments was due to a strategic decision to increase our holdings in this classification to mitigate any volatility in capital levels that may result from future increases in interest rates. The investment portfolio consisted mainly of obligations of states and political subdivisions (42.5%), mortgage-backed securities and collateralized mortgage obligations (36.6%), and U.S. government agencies (10.6%).
As of December 31, 2013, we owned CDOs with an amortized cost of $2.1 million that were backed by pools of trust preferred securities issued by various commercial banks (approximately 80%) and insurance companies (approximately 20%). During the quarter ended March 31, 2014, we sold these investment securities for a net gain of $0.8 million. As a result, as of September 30, 2014, we did not own any CDOs.

Loans
The composition of bank loans (before deducting the allowance for loan losses), was as follows:

	September 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$94,911	8.6%	$97,167	8.9%
Commercial and industrial	288,669	26.2	262,368	24.1
Credit cards	1,205	0.1	1,028	0.1
Overdrafts	499	0.1	537	0.1
Commercial real estate:
Construction and development	65,718	6.0	72,589	6.6
Farmland	83,251	7.5	85,475	7.9
Multifamily	55,762	5.1	55,443	5.1
Commercial real estate-other	215,878	19.6	220,917	20.3
Total commercial real estate	420,609	38.2	434,424	39.9
Residential real estate:
One- to four- family first liens	219,133	19.9	220,668	20.3
One- to four- family junior liens	55,522	5.0	53,458	4.9
Total residential real estate	274,655	24.9	274,126	25.2
Consumer	21,043	1.9	18,762	1.7
Total loans	$1,101,591	100.0%	$1,088,412	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $13.2 million, to $1.10 billion as of September 30, 2014 as compared to December 31, 2013. The increase was primarily in commercial and industrial loans, one-to-four family junior liens, and consumer loans, and was partially offset by decreases in agricultural loans, construction and development loans, farmland loans, other commercial real estate loans, and one- to four- family first liens. As of September 30, 2014, our bank loan (excluding loan pool participations) to deposit ratio was 77.0% compared with a bank loan to deposit ratio of 79.2% at December 31, 2013. We anticipate that the loan to deposit ratio will remain relatively stable or increase in future periods, with loans showing overall measured growth and deposits remaining steady or decreasing with interest rates remaining at record lows, despite a recent increase in deposits.
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
Loan Pool Participations
As of September 30, 2014, we had loan pool participations, net, totaling $20.5 million, down from $25.5 million at December 31, 2013. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of September 30, 2014, the categories of loans by collateral type in the loan pool participations were commercial real estate - 68%, commercial loans - 4%, single-family residential real estate - 15% and other loans - 13%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of September 30, 2014, such cost basis was $22.6 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $70.6 million, resulting in an investment basis of 32.0% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As of September 30, 2014, loans in the southeast region of the United States represented approximately 45% of our loan pool participations. The northeast was the next largest area with 32%, and the central region represented 22%. The southwest and the northwest regions represented a minimal amount of the portfolio at less than 1% combined. The highest concentration of assets was in Florida at approximately 19% of the basis total, with the next highest state levels being Ohio at approximately 13% and

New Jersey at approximately 8%. As of September 30, 2014, approximately 69% of the loans were contractually current or less than 90 days past due, while 31% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 31% of loans contractually past due includes loans in litigation and foreclosed property. As of September 30, 2014, loans in litigation totaled approximately $1.2 million, while foreclosed property was approximately $2.8 million.
Premises and Equipment
As of September 30, 2014, premises and equipment totaled $34.4 million, an increase of $6.7 million, or 24.1%, from $27.7 million at December 31, 2013. This increase was primarily due to two ongoing major construction projects, both in our Iowa City market. In August 2013, we entered into a contract for the restoration and remodeling of the building which serves as the main office of the Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013, we entered into a contract for the construction of a new Home Mortgage Center with an estimated cost of design and construction of $16.0 million, and with completion anticipated in the second quarter of 2015. We expect the balance of premises and equipment to continue rising in the future as these projects progress towards completion.
Intangible Assets
Intangible assets decreased to $8.4 million as of September 30, 2014 from $8.8 million as of December 31, 2013 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of September 30, 2014.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
September 30, 2014
Intangible assets:
Insurance agency intangible	$1,320	$929	$391
Core deposit premium	5,433	4,637	796
Trade name intangible	7,040	—	7,040
Customer list intangible	330	161	169
Total	$14,123	$5,727	$8,396
Deposits
Total deposits as of September 30, 2014 were $1.43 billion compared with $1.37 billion as of December 31, 2013. Interest-bearing checking deposits were the largest category of deposits at September 30, 2014, representing approximately 42.7% of total deposits. Total interest-bearing checking deposits were $611.6 million at September 30, 2014, an increase of $18.9 million, or 3.2%, from $592.7 million at December 31, 2013. Included in interest-bearing checking deposits at September 30, 2014 was $36.7 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $0.8 million, or 2.3%, from the $35.9 million at December 31, 2013. Non-interest bearing demand deposits were $211.9 million at September 30, 2014, a decrease of $10.5 million, or 4.7%, from $222.4 million at December 31, 2013. The decreased balances in non-interest bearing deposit accounts were primarily in public funds accounts. Total certificates of deposit were $506.4 million at September 30, 2014, up $41.0 million, or 8.8%, from $465.4 million at December 31, 2013, as public fund depositors moved balances from non-interest bearing accounts to certificates of deposit. Included in total certificates of deposit at September 30, 2014 was $6.7 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $6.2 million, or 47.8%, from the $12.9 million at December 31, 2013. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 81.5% of our total deposits were considered “core” deposits as of September 30, 2014.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $100.9 million as of September 30, 2014 compared with $106.9 million as of December 31, 2013. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity.

Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of September 30, 2014, unchanged from December 31, 2013. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date, at the Company’s option. The interest rate on the debt is a variable rate based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At September 30, 2014, the interest rate on the debt was 1.82%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of financing receivable at September 30, 2014 and December 31, 2013:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
September 30, 2014
Agricultural	$156	$3,027	$—	$3,183
Commercial and industrial	38	2,260	836	3,134
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	83
Farmland	—	2,268	25	2,293
Multifamily		—	—	—
Commercial real estate-other	—	255	1,210	1,465
Total commercial real estate	—	2,523	1,318	3,841
Residential real estate:
One- to four- family first liens	419	832	665	1,916
One- to four- family junior liens	—	13	257	270
Total residential real estate	419	845	922	2,186
Consumer	2	19	18	39
Total	$615	$8,674	$3,094	$12,383

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2013
Agricultural	$—	$3,093	$52	$3,145
Commercial and industrial	213	2,350	746	3,309
Credit cards	17	—	—	17
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	139	139
Farmland	—	2,311	29	2,340
Multifamily	395	—	—	395
Commercial real estate-other	164	381	1,576	2,121
Total commercial real estate	559	2,692	1,744	4,995
Residential real estate:
One- to four- family first liens	540	982	543	2,065
One- to four- family junior liens	49	13	126	188
Total residential real estate	589	995	669	2,253
Consumer	7	21	29	57
Total	$1,385	$9,151	$3,240	$13,776
Our nonperforming assets totaled $14.2 million as of September 30, 2014, a decrease of $1.3 million, or 8.5%, from December 31, 2013. The balance of OREO at September 30, 2014 was $1.8 million, equal to the $1.8 million of OREO at December 31, 2013. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of September 30, 2014. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $12.4 million (1.12% of total bank loans) as of September 30, 2014, compared to $13.8 million (1.27% of total bank loans) as of December 31, 2013.
At September 30, 2014, nonperforming loans consisted of $3.1 million in nonaccrual loans, $8.7 million in TDRs and $0.6 million in loans past due 90 days or more and still accruing. This compares with $3.2 million, $9.2 million and $1.4 million, respectively, as of December 31, 2013. Nonaccrual loans decreased by $0.1 million at September 30, 2014 compared to December 31, 2013. The Company experienced a $0.5 million, or 5.2%, decrease in restructured loans from December 31, 2013 to September 30, 2014, primarily resulting from the annual payments collected from three TDR-status borrowers as well as receiving payoffs from three other TDR-status borrowers. During the same period, loans past due 90 days or more and still accruing interest decreased $0.8 million, or 55.6%, from December 31, 2013 to September 30, 2014. This reduction was due to the net decrease of 13 loans from the 90 days or more and still accruing interest category, with 3 loans with an aggregate balance of $0.2 million being placed on nonaccrual, and the remainder either moving to past due 30 to 89 days, being brought current, being paid off, or being charged off. Additionally, loans past due 30 to 89 days (not included in the nonperforming loan totals) were $6.1 million as of September 30, 2014 compared with $4.9 million as of December 31, 2013, an increase of $1.2 million or 24.3%.
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
During the nine months ended September 30, 2014, the Company restructured one loan by granting an extension of the maturity date to a borrower experiencing financial difficulties.

We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$8,674	$9,151
Not in compliance with modified terms - on nonaccrual status	533	550
Total restructured loans	$9,207	$9,701
Allowance for Loan Losses
Our ALLL as of September 30, 2014 was $16.5 million, which was 1.49% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $16.2 million as of December 31, 2013, which was also 1.49% of total bank loans as of that date. Gross charge-offs for the first nine months of 2014 totaled $0.9 million, while recoveries of previously charged-off loans totaled $0.3 million. Annualized net loan charge offs to average bank loans for the first nine months of 2014 was 0.08% compared to 0.10% for the year ended December 31, 2013. As of September 30, 2014, the ALLL was 132.9% of nonperforming loans compared with 117.4% as of December 31, 2013. Based on the inherent risk in the loan portfolio, we believe that as of September 30, 2014, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first nine months of 2014. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's board of directors on a quarterly basis. At September 30, 2014, there were 4 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 33 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 14 of these equity loans and other financial institutions have the first lien on the remaining 19.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2014, TDRs were not a material portion of the loan portfolio. We review loans 90 days and over past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $188.9 million as of September 30, 2014, compared to $178.0 million as of December 31, 2013, an increase of $10.9 million, or 6.1%. This increase was primarily attributable to net income of $14.6 million for the first nine months of 2014, and a $3.4 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale. These increases were partially offset by the payment of $3.7 million in common stock dividends and a $3.4 million increase in treasury stock due to the repurchase of 165,766 shares of Company common stock at an average price of $24.05 per share. In the third quarter of 2014, the Company repurchased 52,249 shares at an average price of $23.67 per share.
Total shareholders' equity was 10.42% of total assets as of September 30, 2014 and was 10.14% as of December 31, 2013. The ratio of tangible equity to tangible assets was 10.01% as of September 30, 2014 and 9.69% as of December 31, 2013. Our Tier 1 capital to risk-weighted assets ratio was 13.74% as of September 30, 2014 and was 13.36% as of December 31, 2013. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of September 30, 2014, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules (the "Basel III Rules") effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change, when the Basel III Rules are fully implemented. The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.
We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our Tier 1 capital to risk-weighted assets ratio. We believe this ratio provides investors with information regarding our financial condition and how we evaluate our financial condition internally. The following table provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

	At September 30,	At December 31,
(in thousands)	2014	2013
Tier 1 capital
Total shareholders' equity	$188,940	$178,016
Plus: Long term debt (qualifying restricted core capital)	15,464	15,464
Net unrealized gains on securities available for sale	(4,498)	(1,049)
Less: Disallowed Intangibles	(8,631)	(9,036)
Tier 1 capital	$191,275	$183,395
Risk-weighted assets	$1,392,118	$1,372,648
Tier 1 capital to risk-weighted assets	13.74%	13.36%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At September 30, 2014
Consolidated:
Total capital/risk based	$208,834	15.00%	$111,369	8.00%	N/A	N/A
Tier 1 capital/risk based	191,275	13.74	55,685	4.00	N/A	N/A
Tier 1 capital/adjusted average	191,275	11.01	69,504	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$191,191	13.83%	$110,598	8.00%	$138,247	10.00%
Tier 1 capital/risk based	173,892	12.58	55,299	4.00	82,948	6.00
Tier 1 capital/adjusted average	173,892	10.07	69,102	4.00	86,378	5.00
At December 31, 2013
Consolidated:
Total capital/risk based	$200,714	14.62%	$109,812	8.00%	N/A	N/A
Tier 1 capital/risk based	183,361	13.36	54,906	4.00	N/A	N/A
Tier 1 capital/adjusted average	183,361	10.55	69,491	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$183,646	13.49%	$108,903	8.00%	$136,128	10.00%
Tier 1 capital/risk based	166,612	12.24	54,451	4.00	81,677	6.00
Tier 1 capital/adjusted average	166,612	9.65	69,063	4.00	86,329	5.00
On February 15, 2014, 20,600 restricted stock units were granted to certain officers of the Company, and on May 15, 2014, 5,500 restricted stock units were granted to the directors of the Company. Additionally, during the first nine months of 2014, 27,266 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which

2,042 shares were surrendered by grantees to satisfy tax requirements. In addition, 7,207 shares of common stock were issued in connection with the exercise of previously issued stock options, with no shares of stock surrendered in connection with the exercises.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $67.4 million as of September 30, 2014, compared with $24.9 million as of December 31, 2013. Interest-bearing deposits in banks at September 30, 2014, increased to $43.9 million, an increase of $43.5 million, from December 31, 2013, primarily due to the timing of seasonal increases in public fund deposits. Investment securities classified as available for sale, totaling $490.5 million and $498.6 million as of September 30, 2014 and December 31, 2013, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank discount window and the FHLB that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2014 to meet the needs of borrowers and depositors.
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
As of September 30, 2014, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 30-year term. The interest rate on the debt is a variable rate, based on the three-month LIBOR rate plus 1.59%, with interest payable quarterly. At September 30, 2014, the interest rate on the debt was 1.82%.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of September 30, 2014, outstanding commitments to extend credit totaled approximately $263.0 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $3.6 million as of September 30, 2014. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2014, there were approximately

$4.1 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $17.5 million in the first nine months of 2014, compared with $21.4 million in the first nine months of 2013. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $14.6 million in the first nine months of 2014, compared to net cash inflows of $16.3 million in the comparable nine-month period of 2013. In the first nine months of 2014, investment securities transactions resulted in net cash inflows of $2.1 million, compared to inflows of $51.7 million during the same period of 2013. Purchases of premises and equipment resulted in a $8.4 million cash outflow in the first nine months of 2014, resulting from the two large building projects currently underway. This compared to outflows of only $2.8 million relating to premises and equipment in the comparable period of 2013. Increased loan volume accounted for net cash outflows of $14.4 million for the first nine months of 2014, compared with $42.2 million of net outflows for the same period of 2013. Cash inflows from loan pool participations were $5.1 million during the first nine months of 2014 compared to $7.6 million during the same period of 2013.
Net cash provided by financing activities in the first nine months of 2014 was $39.6 million, compared with net cash used of $58.9 million for the same period of 2013. The largest financing cash inflow during the nine months ended September 30, 2014 was a $56.6 million net increase in deposits. The deposit inflow was partially offset by the net decrease of $6.0 million in FHLB borrowings, the decrease of $3.7 million in federal funds purchased, the use of $3.7 million to pay dividends and $4.0 million used to repurchase common stock.
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

FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the current and future interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of September 30, 2014, the Bank had $265.5 million of advance equivalent collateral pledged to the FHLB and $100.9 million in outstanding borrowings, leaving $158.4 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2014.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2014, the Bank had municipal securities with an approximate market value of $13.1 million pledged for liquidity purposes.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at September 30, 2014 and December 31, 2013.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
September 30, 2014
Dollar change	$(237)	$237	$(301)	$(374)
Percent change	(0.4)%	0.4%	(0.6)%	(0.7)%
December 31, 2013
Dollar change	$(1,060)	$(59)	$(616)	$(914)
Percent change	(1.8)%	(0.1)%	(1.1)%	(1.6)%
As shown above, at September 30, 2014, the effect of an immediate and sustained 200 basis point increase in interest rates would decrease our net interest income by approximately $0.4 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $0.2 million. In a rising rate environment, our interest-bearing liabilities would reprice more quickly than interest-earning assets, thus reducing net interest income. A decrease in interest rates would also result in a decrease in net interest income as the yield on interest-earning assets would decline, but those on interest-bearing liabilities are generally unable to decline materially, as the average rate on our interest-bearing liabilities is already below 1.0%. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between 0.0% and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder, as well as the Basel III Rules), and changes in the scope and cost of FDIC insurance and other coverages;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 - 31, 2014	449	$23.62	400	$4,990,544
August 1 - 31, 2014	51,800	23.67	51,800	3,764,516
September 1 - 30, 2014	—	—	—	3,764,516
Total	52,249	$23.67	52,200	$3,764,516
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	October 30, 2014	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer