Form 10-K
period 2014-12-31
MidWestOne Financial Group, Inc.
filed 2015-03-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $165.4 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 3, 2015, was 8,370,309.

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
We currently operate primarily through our bank subsidiary, MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates through three agencies located in central and east-central Iowa.
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
On November 20, 2014, we entered into a merger agreement with Central Bancshares, Inc. (“Central”), a Minnesota corporation, pursuant to which Central will merge with and into MidWestOne. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, will become a wholly-owned subsidiary of MidWestOne. The merger is contingent upon the approval of our shareholders, our regulators and certain customary closing conditions. The corporate headquarters of the combined company will be in Iowa City, Iowa. Subject to our receipt of the required approvals, the merger is expected to be completed in the second quarter of 2015. For additional information on this proposed merger, see Note 20. “Proposed Merger” to our consolidated financial statements.
As of December 31, 2014, we had total consolidated assets of $1.8 billion, total deposits of $1.4 billion and total shareholders’ equity of $192.7 million, all of which is common shareholders’ equity. For the year ended December 31, 2014, we generated net income available to common shareholders of $18.5 million, which was a decrease from the net income available to common shareholders of $18.6 million and and increase from $16.5 million for the years ended December 31, 2013 and 2012, respectively. For our complete financial information as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014, see Item 8. Financial Statements and Supplementary Data.
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
Management believes the personal and professional service offered to customers provides an appealing alternative to the “megabanks” that have resulted from large out-of-state national banks acquiring Iowa-based community banks. While we employ a community banking philosophy, we believe that our size, combined with our complete line of financial products and services, is sufficient to effectively compete in our relevant market areas. To remain price competitive, management also believes that we must grow organically as well as through strategic transactions, manage expenses and our efficiency ratio, and remain disciplined in our asset/liability management practices.
Market Areas
Our principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is strategically situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 22,400 undergraduate students and 9,000 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 730-bed comprehensive academic medical center and regional referral center with 1,617 staff physicians, residents, and fellows and 1,904 professional nurses. The city of Iowa City has a total population of approximately 72,000 and the Iowa City MSA has a total population of approximately 161,000. Iowa City is the fifth largest city in the state of Iowa. Based on deposit information collected by the FDIC as of June 30, 2014, the most recent date for which data is available, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 17.2%.
MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa. Based on deposit information collected by the FDIC as of June 30, 2014, in seven of those 15 counties, MidWestOne Bank held between 8% and 27% of the deposit market share. In another county, MidWestOne Bank held 44% of the deposit market share.
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
Real Estate Loans
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction loans generally have a short term, such as one to two years. As of December 31, 2014, construction and development loans constituted approximately 5.2% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2014, we had $699.1 million in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 61.7% of our total loan portfolio.
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 24.1% of our total loan portfolio at December 31, 2014. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio, but sell most long-term loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2014, we serviced approximately $370.0 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.

We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. As of December 31, 2014, commercial and agricultural real estate mortgage loans constituted approximately 37.6% of our total loan portfolio.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2014, commercial and industrial loans comprised approximately 26.9% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 9.3% of our total loan portfolio at December 31, 2014.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2014, consumer loans comprised only 2.1% of our total loan portfolio.
Loan Pool Participations
We hold in our portfolio participation interests in pools of loans that are owned and serviced by States Resources Corporation, a third-party loan servicing organization located in Omaha, Nebraska (the “Servicer”). We do not have any ownership interest in or control over the Servicer. The loans in those pools were purchased at varying discounts to their outstanding principal amount. Former MidWestOne began the program of acquiring participation interests from the Servicer in 1988 and we continued with this program following the Merger (although these loan participations have constituted a smaller percentage of our total loan portfolio than they did of Former MidWestOne’s total loan portfolio). In 2010, after extensive discussion and analysis of our current loan pool portfolio, we decided to exit this line of business as current balances pay down. This decision was based primarily on our desire to focus on our core business of providing community banking products and services. Additionally, recent loan pool yields have not provided a return reflective of the inherent risk of this investment, a situation we do not expect to change in the near future, making further investment in this class of assets unattractive. At December 31, 2010 the balance of our loan pool participations, net, was $65.9 million. Their balance at December 31, 2014 was $19.3 million.

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
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2014, such cost basis was $21.5 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $68.4 million. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
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
The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other finance-related services. Our offices in central and east-central Iowa compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over us in providing certain services. As of June 30, 2014, there were approximately 92 other banks having 296 offices or branches operating within the 15 counties in which we have locations. Based on deposit information collected by the FDIC, as of June 30, 2013, we maintained approximately 8.8% of the bank deposits within the 15 counties in which we operate. New competitors may develop that are substantially larger and have significantly greater resources than us.
Employees
As of December 31, 2014, we had 374 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.
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
Supervision and Regulation
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
Financial Regulatory Reform
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation;

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
Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Furthermore, while the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and our subsidiaries.
The Increasing Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their businesses, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
The Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier I Capital subject to certain restrictions. Because the Company had assets of less than $15 billion, it was able to meet the requirements and maintain its trust preferred proceeds as Tier 1 Capital but will have to comply with the revised capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.
The minimum capital standards effective for the year ended December 31, 2014 were:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.
For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.
The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.
Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
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
As of December 31, 2014: (i) the Bank was not subject to a directive from its regulatory agencies to increase its capital and (ii) the Bank was “well-capitalized,” as defined by FDIC regulations As of December 31, 2014, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.
The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
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
U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).
The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
As of January 1, 2015, the Basel III Rule requires:

•	A new minimum ratio of Common Equity Tier 1 to risk-weighted assets of 4.5%;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1Capital to total assets equal to 4% in all circumstances.
Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.
As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. We expect to make this election to avoid variations in the level of our capital depending on fluctuations in the fair value of our securities portfolio.
Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and both the Company and the Bank are currently in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.
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
In order to become and maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-The Increasing Regulatory Emphasis on Capital” above.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-The Increasing Regulatory Emphasis on Capital” above.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase.
FICO Assessments.In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.620 basis points (62 cents per $100 of assessable deposits).
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2014, the Bank paid supervisory assessments to the Iowa Superintendent totaling $122,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. We are reviewing our liquidity risk management policies in light of the LCR and NSFR.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. As of December 31, 2014, approximately $39.8 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC and Iowa Superintendent may prohibit the payment of dividends by the Bank if they determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-The Increasing Regulatory Emphasis on Capital” above.

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
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each financial institution is responsible for establishing its own procedures to achieve those goals. If an financial institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the financial institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the financial institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the financial institution pays on deposits or require the financial institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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

Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on its existing loan portfolio, the Bank does not exceed these guidelines.
Consumer Financial Services.
The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. We do not currently expect the CFPB’s rules to have a significant impact on the Bank’s operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Servicing. The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provided for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own.
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
The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013. This amendment impacted us favorably as an issuer of TruPS CDOs.
Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that it will have a material effect on our operations or those of the Bank. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.
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

•
the risks of mergers, including with Central Bancshares, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder, as well as the Basel III Rules, which became effective January 1, 2015), and changes in the scope and cost of FDIC insurance and other coverages;

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
Risks Related to Our Business
Interest rates and other conditions impact our results of operations.
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin is affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily in recent years, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2015, with interest rates at generational lows.
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
Although our markets will expand into parts of Minnesota, Wisconsin and Florida if the merger with Central is completed, we operate primarily in the Iowa City and Oskaloosa, Iowa, markets and their surrounding communities in eastern and central Iowa. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the Iowa economy and real estate market were not affected as severely as some other areas of the United States in recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
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
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts), were $409.7 million, or approximately 36.2% of our total loan portfolio, as of December 31, 2014. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy fails to continue to improve, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $426.5 million, or approximately 37.6% of our total loan portfolio, as of December 31, 2014. Of this amount, $115.0 million, or approximately 10.2% of our total loan portfolio, are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
If problems develop in the commercial real estate market, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital. We generally have not experienced a downturn in credit performance by our commercial real estate loan customers in recent years, but, in light of the continued general uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We established our allowance for loan losses in consultation with the credit officers of MidWestOne Bank and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which are beyond our control, and such losses may exceed current estimates. At December 31, 2014, our allowance for loan losses as a percentage of total gross loans was 1.44% and as a percentage of total nonperforming loans was approximately 125.7%. Although management believes that the allowance for loan losses is appropriate to absorb probable loan losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2014, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $13.0 million, or 1.15% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $14.9 million, or 1.32% of loans. In addition, we had $4.7 million in accruing loans that were 31-89 days delinquent as of December 31, 2014.

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
The Company and MidWestOne Bank are subject to extensive regulation by multiple regulatory agencies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide, as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Economic conditions since 2008, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This environment has subjected financial institutions to additional restrictions, oversight and costs. In addition, new legislative and regulatory proposals, and modifications of existing regulations, continue to be introduced that could further increase the oversight of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.
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
As of December 31, 2014, the fair value of our securities portfolio was approximately $526.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Although it has shown signs of improvement over the last two years, since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels under more favorable economic conditions. Likewise, many local governments have been experiencing certain difficulties, including lower tax revenues, which have impacted their ability to cover costs. Unemployment also generally remains at elevated levels. Under such conditions, the financial services industry has historically been affected by declines in the values of various significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans. While these challenges are generally less severe today than during certain periods in the recent past, we continue to feel their impact, particularly with respect to loan originations.

As a result of these economic conditions, in recent years many lending institutions, including the Bank, have experienced declines in the performance of their loans, including commercial loans, commercial and residential real estate loans and consumer loans, from pre-2007 norms. Moreover, competition among depository institutions, particularly for quality loans, has increased significantly. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including through formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
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
Although we decided to exit our loan pool participation line of business in 2010, we continue to hold investments in certain loan pools until their balances pay down. As of December 31, 2014, approximately 1% of our earning assets were invested in loan pool participations, and approximately 2% of our gross total revenue for the year ended December 31, 2014 was derived from the loan pool participations. These loan pool participations represent a mixture of performing, subperforming and nonperforming loans and other real estate owned. As of December 31, 2014, our loan pool investment of $21.5 million consisted of loans secured by commercial real estate (66.4%), commercial operating (4.4%), single-family residential real estate (15.6%), and other loans (13.6%). The loan pool investment is a “nontraditional” activity that has, historically, provided us and our predecessor entities with a higher return than typical loans and investment securities, albeit with a higher level of risk as well. The return on investment in loan pool participations and the effect on profitability can be unpredictable due to fluctuations in the balance of loan pool participations and collections from borrowers by the loan pool servicer. Loan pool balances can be affected by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Collections from the individual borrowers are managed by the loan pool servicer and are affected by the borrower’s financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, could affect our return on loan pool investments.
Although we did not seek to purchase consumer or consumer real estate loans characterized as subprime or Alt-A credits, because the purchases of these assets were on a pool basis, we have acquired some subprime loans which have borrowers or guarantors having FICO scores below 640. Consumer-based paper makes up approximately 9.8% of our loan pool investment and, as of December 31, 2014, approximately 1.1% of the basis amount of our loan pool investment represented subprime credit. Because we do not originate the consumer-based loans that may be characterized as Alt-A, and because of the nature of the information provided to us with respect to any Alt-A loans in the loan pool participations, we are not able to verify the basis amount of our loan pool investment that represents Alt-A credit. Loans that are characterized as subprime and, to a lesser extent, Alt-A carry a higher risk of default by the underlying borrowers than other types of loans, which could affect the value of the overall loan pool investment.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for, and valuation of, these types of securities.
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2014, we had $234.9 million of municipal securities, which represented 44.6% of our total securities portfolio. Following the onset of the financial crisis in recent years, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
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
The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC’s authority to raise the premiums we pay for deposit insurance. The legislation allows financial institutions to pay interest on business checking accounts, contains provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties) and establishes the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly traded companies.
In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). The Basel III Rules became effective on January 1, 2015 with a phase-in period through 2019 for many of the new rules.
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
These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management has reviewed the provisions of the Dodd-Frank Act and the Basel III Rule, and has determined that our institution is in compliance with the new rules. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, will not be know for some time.
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
As of December 31, 2014, we had $15.5 million of junior subordinated debentures held by a statutory business trust that we control. Interest payments on the debentures, which totaled $0.3 million for the year ended December 31, 2014, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
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

The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all if which could have a material adverse effect on the Company’s business.
The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from FFIEC, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.
The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business. To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, would could also have a material adverse effect on the Company’s business, financial condition or results of operations.
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
Certain shareholders own a significant interest in the company and may exercise their control in a manner detrimental to your interests.
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 33.6% of our outstanding common stock and may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, this significant level of ownership by members of the founding family may contribute to the rather limited liquidity of our common stock on the NASDAQ Global Select Market. As discussed below, if the merger with Central is consummated, additional shares will be issued to Central’s shareholders. However, the ownership of our common stock will still be concentrated among a small group of shareholders who continue to exert a significant influence over the Company.
Risks Related to Our Pending Merger With Central
If the merger with Central is completed, difficulties in combining the operations of Central and the Company may prevent the Company from achieving the expected benefits from the merger.
The Company may not be able to achieve fully the strategic objectives and operating efficiencies it hopes to achieve in the merger. The success of the merger will depend on a number of factors, including the Company’s ability to:

•
integrate the operations of Central and the Company, including successfully integrating and combining the technology, financial, credit, security and legal reporting systems and controls of the Company and Central;

•	maintain existing relationships with depositors so as to minimize withdrawals of deposits after the merger;

•	maintain and enhance existing relationships with borrowers so as to limit unanticipated losses from loans of Central’s banking subsidiary and the Bank;

•	control the incremental non-interest expense so as to maintain overall operating efficiencies; and

•	compete effectively in the communities served by Central and the Company.
If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.
The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with Central, as well as the costs and expenses of filing certain required documents with the SEC in connection with the merger. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.

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
We and our subsidiaries are from time to time parties to various legal actions arising in the normal course of business. We believe that there is no threatened or pending proceeding, other than ordinary routine litigation incidental to the Company’s business, against us or our subsidiaries, which, if determined adversely, would have a material adverse effect on our consolidated business or financial condition.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the NASDAQ Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2013
First Quarter	$24.25	$20.80	$0.125
Second Quarter	24.25	23.14	0.125
Third Quarter	28.48	23.40	0.125
Fourth Quarter	29.30	23.50	0.125

2014
First Quarter	$27.67	$23.53	$0.145
Second Quarter	26.18	22.50	0.145
Third Quarter	24.95	23.00	0.145
Fourth Quarter	29.10	22.73	0.145
As of March 3, 2015, there were 8,370,309 shares of common stock outstanding held by approximately 480 holders of record. Additionally, there are an estimated 1,938 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
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
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 15, 2013. Pursuant to the new program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During 2014 under the July 17, 2014 repurchase program the Company repurchased $1.2 million of common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of December 31, 2014. There were no repurchases of stock in the 4th quarter of 2014.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2014.
MidWestOne Financial Group, Inc.

	At
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MidWestOne Financial Group, Inc.	$100.00	$175.45	$172.37	$246.30	$333.43	$361.37
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL-Midwestern Banks Index	100.00	124.18	117.30	141.18	193.28	210.12
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2014, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2014. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Summary of Income Data:
Total interest income excluding loan pool participations	$62,888	$64,048	$67,324	$67,473	$68,350
Total interest and discount on loan pool participations	1,516	2,046	1,978	1,108	2,631
Total interest income including loan pool participations	64,404	66,094	69,302	68,581	70,981
Total interest expense	9,551	12,132	15,952	19,783	23,116
Net interest income	54,853	53,962	53,350	48,798	47,865
Provision for loan losses	1,200	1,350	2,379	3,350	5,950
Noninterest income	15,313	14,728	19,737	14,707	14,388
Noninterest expense	43,413	42,087	48,960	42,235	43,289
Income before income tax	25,553	25,253	21,748	17,920	13,014
Income tax expense (benefit)	7,031	6,646	5,214	4,609	3,209
Net income	$18,522	$18,607	$16,534	$13,311	$9,805
Less: Preferred stock dividends and discount accretion	—	—	—	645	868
Net income available to common shareholders	$18,522	$18,607	$16,534	$12,666	$8,937

Per share data:
Net income - basic	$2.20	$2.19	$1.95	$1.47	$1.04
Net income - diluted	2.19	2.18	1.94	1.47	1.03
Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center - diluted	2.19	2.18	2.10	1.47	1.03
Net income, exclusive of merger-related expenses - diluted	2.31	2.18	1.94	1.47	1.03
Cash dividends declared	0.58	0.50	0.36	0.22	0.20
Book value	23.07	20.99	20.51	18.35	18.39
Net tangible book value	22.08	19.95	19.39	17.15	15.27
Selected financial ratios:
Return on average assets	1.05%	1.06%	0.96%	0.82%	0.63%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	1.05	1.06	1.03	0.82	0.63
Return on average shareholders’ total equity	9.94	10.59	9.99	8.42	6.24
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	9.94	10.59	10.77	8.42	6.24
Return on average common equity	9.94	10.59	10.13	8.87	6.93
Return on average tangible common equity	10.61	11.43	10.95	9.50	7.41
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	10.61	11.43	11.78	9.50	7.41
Dividend payout ratio	26.36	22.83	18.46	14.97	19.23
Total shareholders’ equity to total assets	10.71	10.14	9.70	9.23	10.02
Tangible common equity to tangible assets	10.29	9.69	9.22	8.68	8.37
Tier 1 capital to average assets	10.85	10.55	9.65	9.44	10.28
Tier 1 capital to risk-weighted assets	13.47	13.36	12.56	12.19	13.15
Net interest margin	3.53	3.46	3.46	3.34	3.43
Efficiency ratio	58.74	57.23	67.32	62.94	64.44
Efficiency ratio, exclusive of loss on termination of pension	58.74	57.23	58.82	62.94	64.44
Gross revenue of loan pools to total gross revenue	2.16	2.98	2.71	1.74	4.23
Allowance for bank loan losses to total bank loans	1.44	1.49	1.54	1.59	1.62
Allowance for loan pool losses to total loan pools	9.94	7.71	5.65	4.09	3.14
Non-performing loans to total loans	1.15	1.27	1.03	1.84	2.11
Net loans charged off to average loans	0.09	0.11	0.21	0.30	0.50

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Selected balance sheet data:
Total assets	$1,800,302	$1,755,218	$1,792,819	$1,695,244	$1,581,259
Total loans net of unearned discount	1,132,519	1,088,412	1,035,284	986,173	938,035
Allowance for loan losses	16,363	16,179	15,957	15,676	15,167
Loan pool participations, net	19,332	25,533	35,650	50,052	65,871
Total deposits	1,408,542	1,374,942	1,399,733	1,306,642	1,219,328
Federal funds purchased and repurchase agreements	78,229	66,665	68,823	57,207	50,194
Federal Home Loan Bank advances	93,000	106,900	120,120	140,014	127,200
Long-term debt	15,464	15,464	15,464	15,464	15,464
Total shareholders’ equity	192,731	178,016	173,932	156,494	158,466

Non-GAAP Presentations:
Certain non-GAAP ratios and amounts are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible common equity, tangible common equity to tangible assets, Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and efficiency ratio, as well as certain of these and other financial metrics excluding the effects of a loss on termination of pension and gain on sale of Home Mortgage Center, and earnings per diluted share - excluding merger-related expenses, as further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes these ratios and amounts provide investors with information regarding the Company’s balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

		For the Year Ended December 31,
(dollars in thousands)		2014	2013	2012	2011	2010

Average Tangible Common Equity
Average total shareholders’ equity		$186,375	$175,666	$165,429	$158,146	$157,190
Less:	Average preferred stock	—	—	—	(8,032)	(15,734)
	Average goodwill and intangibles	(8,477)	(9,073)	(9,785)	(10,613)	(11,760)
Average tangible common equity		$177,898	$166,593	$155,644	$139,501	$129,696
Net Income
Net income available to common shareholders		$18,522	$18,607	$16,534	$12,666	$8,937
Plus:	Intangible amortization, net of tax(1)	356	431	513	591	679
Adjusted net income available to common shareholders		$18,878	$19,038	$17,047	$13,257	$9,616
Plus:	Loss on termination of pension	—	—	6,088	—	—
Less:	Gain on sale of Home Mortgage Center	—	—	(4,047)	—	—
	Net tax effect of above items(2)	—	—	(755)	—	—
Adjusted net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		$18,878	$19,038	$18,333	$13,257	$9,616
Return on Average Tangible Common Equity		10.61%	11.43%	10.95%	9.50%	7.41%
Return on Average Tangible Common Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center		10.61%	11.43%	11.78%	9.50%	7.41%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2010, 2011, and 2012, and 35% for 2013 and 2014
(2) Computed assuming a combined state and federal tax rate of 37% for 2012.

		As of or for the Year Ended December 31,
(dollars in thousands, except per share data)		2014	2013	2012	2011	2010

Tangible Common Equity
Total shareholders’ equity		$192,731	$178,016	$173,932	$156,494	$158,466
Less:	Preferred stock	—	—	—	—	(15,767)
	Goodwill and intangibles	(8,259)	(8,806)	(9,469)	(10,247)	(11,243)
Tangible common equity		$184,472	$169,210	$164,463	$146,247	$131,456
Tangible Assets
Total assets		$1,800,302	$1,755,218	$1,792,819	$1,695,244	$1,581,259
Less:	Goodwill and intangibles	(8,259)	(8,806)	(9,469)	(10,247)	(11,243)
Tangible Assets		$1,792,043	$1,746,412	$1,783,350	$1,684,997	$1,570,016
Common shares outstanding		8,355,666	8,481,799	8,480,488	8,529,530	8,614,790
Tangible Book Value Per Share		$22.08	$19.95	$19.39	$17.15	$15.27
Tangible Common Equity to Tangible Assets		10.29%	9.69%	9.22%	8.68%	8.37%

Tier 1 Capital
Total shareholders’ equity		$192,731	$178,016	$173,932	$156,494	$158,466
Plus:	Long term debt (qualifying restricted core capital)	15,464	15,464	15,464	15,464	15,464
Less:	Net unrealized gains on securities available for sale, net of tax	(5,322)	(1,049)	(11,050)	(5,982)	(822)
	Disallowed goodwill and intangibles	(8,511)	(9,036)	(9,617)	(10,374)	(11,327)
Tier 1 capital		$194,362	$183,395	$168,729	$155,602	$161,781
Average Assets
Quarterly average assets		$1,799,666	$1,746,313	$1,757,910	$1,658,738	$1,584,616
Less:	Disallowed goodwill and intangibles	(8,511)	(9,036)	(9,617)	(10,374)	(11,327)
Average assets		$1,791,155	$1,737,277	$1,748,293	$1,648,364	$1,573,289
Tier 1 Capital to Average Assets		10.85%	10.56%	9.65%	9.44%	10.28%

Risk-weighted assets		$1,442,585	$1,372,648	$1,343,194	$1,276,512	$1,230,264
Tier 1 Capital to Risk-Weighted Assets		13.47%	13.36%	12.56%	12.19%	13.15%

Operating Expense
Total noninterest expense		$43,413	$42,087	$48,960	$42,235	$43,289
Less:	Amortization of intangibles and goodwill impairment	(547)	(663)	(778)	(896)	(1,029)
Operating expense		$42,866	$41,424	$48,182	$41,339	$42,260
Less:	Loss on termination of pension	—	—	(6,088)	—	—
Operating expense, exclusive of loss on termination of pension		$42,866	$41,424	$42,094	$41,339	$42,260
Operating Revenue
Tax-equivalent net interest income(1)		$58,890	$57,720	$56,481	$51,261	$50,227
Plus:	Noninterest income	15,313	14,728	19,737	14,707	14,388
	Impairment losses on investment securities	—	—	345	9	708
Less:	Gain on sale or call of available for sale securities	1,227	65	805	490	453
	Gain (loss) on sale of premises and equipment	(1)	(3)	4,188	(195)	(709)
Operating Revenue		$72,977	$72,386	$71,570	$65,682	$65,579
Efficiency Ratio		58.74%	57.23%	67.32%	62.94%	64.44%
Efficiency Ratio, Exclusive of Loss on Termination of Pension		58.74%	57.23%	58.82%	62.94%	64.44%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2010, 2011, and 2012, and 35% for 2013 and 2014

		For the Year Ended December 31,
	(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
	Net Interest Margin Tax Equivalent Adjustment
	Net interest income	$54,853	$53,962	$53,350	$48,798	$47,865
	Plus tax equivalent adjustment:(1)
	Loans	1,157	963	827	473	324
	Securities	2,880	2,795	2,304	1,990	2,038
	Tax equivalent net interest income(1)	$58,890	$57,720	$56,481	$51,261	$50,227

	Average interest-earning assets	$1,669,130	$1,667,251	$1,630,835	$1,536,596	$1,466,265
	Net Interest Margin	3.53%	3.46%	3.46%	3.34%	3.43%

	Net Income	$18,522	$18,607	$16,534	$13,311	$9,805

	Net Income Available to Common Shareholders	$18,522	$18,607	$16,534	$12,666	$8,937
Plus:	Loss on termination of pension	—	—	6,088	—	—
	Merger-related expenses	1,061	—	—	—	—
Less:	Gain on sale of Home Mortgage Center	—	—	(4,047)	—	—
	Net tax effect of above items(2)	(111)	—	(755)	—	—
	Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center, and merger-related expenses	$19,472	$18,607	$17,820	$13,311	$9,805

	Net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center, and merger-related expenses	$19,472	$18,607	$17,820	$12,666	$8,937

	Average Assets	$1,760,776	$1,756,344	$1,721,792	$1,628,253	$1,559,035
	Average Equity	$186,375	$175,666	$165,429	$158,146	$157,190
	Diluted average number of shares	8,433,296	8,525,119	8,527,544	8,632,856	8,637,713

	Return on Average Assets	1.05%	1.06%	0.96%	0.82%	0.63%
	Return on Average Assets, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	1.11%	1.06%	1.03%	0.82%	0.63%
	Return on Average Equity	9.94%	10.59%	9.99%	8.42%	6.24%
	Return on Average Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	10.45%	10.59%	10.77%	8.42%	6.24%
	Earnings Per Common Share-Diluted	$2.19	$2.18	$1.94	$1.47	$1.03
	Earnings Per Common Share-Diluted, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	$2.19	$2.18	$2.10	$1.47	$1.03
	Earnings Per Common Share-Diluted, Exclusive of Merger-related Expenses	$2.31	$2.18	$1.94	$1.47	$1.03
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2010, 2011, and 2012, and 35% for 2013 and 2014
(2) Computed assuming a combined state and federal tax rate of 37% for 2012, and 38% on eligible tax-deductible expenses for 2014..

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
On November 21, 2014, the Company announced its plans to merge with Central Bancshares, a Golden Valley, Minnesota based bank holding company. The merger with Central is contingent upon the approval of our shareholders, our regulators and certain customary closing conditions. Central Bank, its subsidiary bank, has 22 offices, primarily in the Twin Cities metro area with offices in Minnesota and Western Wisconsin. Additionally, Central Bank operates two Florida offices in Naples and Fort Myers. We believe that this transaction, when completed, will be transformational for the Company. Central Bank has operated, since 1988, as a community bank and has strong roots in the communities it serves.
Net income for the year ended December 31, 2014 was $18.5 million, a decrease of $0.1 million, or 0.5%, compared to $18.6 million in net income for the same period in 2013, with diluted earnings per share of $2.19 and $2.18 for the comparative year periods, respectively. The decrease in net income was due primarily to increased noninterest expense, partially offset by higher net interest income, a lower loan loss provision and increased noninterest income. After excluding the effects of $1.1 million of expenses related to the previously announced merger with Central Bancshares, Inc., adjusted diluted earning per share for the year ended December 31, 2014 were $2.31. Return on assets (“ROA”) and return on tangible common equity (“ROTCE”) for the full year of 2014, including merger expenses, of 1.05 and 10.61%, respectively, decreased from 1.06% and 11.43%, respectively, for 2013.
In looking at the year-over-year trends, assets increased slightly during 2014 from $1.76 billion at December 31, 2013 to $1.80 billion at December 31, 2014. Deposits increased by 2.4% during this period to $1.41 billion. Total bank loans registered an increase of $44.1 million, or 4.1%, in the year-over-year comparisons. This loan growth, combined with the Company’s ability to improve the net interest margin by 7 basis points to 3.53% in 2014 resulted in a modest increase in net interest income during the year of $891,000. Deposit competition in our geographic footprint continues, with a number of aggressive credit unions offering well above market deposit rates.
Building non-interest income as a percentage of total revenues continues to be a key goal of our company. There are several highlights from this segment of our income statement worth sharing. Trust, investment and insurance fees increased to $5.8 million, some 8.0% ahead of last year’s total. After several years of declining service charges and fees on deposit accounts, this category rebounded to $3.3 million for 2014, up from $3.0 million a year ago. We continue to be challenged, however, in mortgage lending, with results significantly below year-ago levels. As such, we are reviewing our operations to assure that we are providing our customers with efficient and profitable options for their real estate loans.
While noninterest expense in 2014 increased $1.3 million, or 3.2%, as compared to 2013, the increase was mainly due to $1.1 million ($1.0 million after tax) of expenses related to the Central Bancshares, Inc. merger. These expenses are reflected mainly in increased professional fees expense of $1.0 million during the year ended December 31, 2014. Absent the merger expenses, which were one-time and non-recurring, our expense management continues to be disciplined.
Asset quality continues to be strong, with nonperforming assets declining from $13.8 million, or 1.27% of total bank loans, at December 31, 2013 to $13.0 million, or 1.15% at December 31, 2014. the decline was due primarily to a reduction in troubled debt restructures. As of December 31, 2014, the allowance for bank loan losses was $16.4 million, or 1.44% of total bank loans, compared with $16.2 million, or 1.49% of total bank loans, at December 31, 2013. The allowance for loan losses represented 125.67% of nonperforming bank loans at December 31, 2014, compared with 117.44% of nonperforming bank loans at December 31, 2013. The Company had net bank loan charge-offs of $1.0 million in full-year 2014, or an annualized 0.09% of average bank loans outstanding, compared to net charge-offs of $1.1 million, or an annualized 0.11% of average bank loans outstanding, for 2013. The Company continues to exhibit strong asset quality metrics.
We have been in the loan pool participations business since 1988, although we decided to exit this business line in 2010. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that were purchased from various non-affiliated banking organizations and are serviced by a third party. The pools showed steady performance in 2014 with an “all-in” yield of 6.23% versus 6.27% in 2013. We continue to exit this line of business and the balance of the loan pools, net, was $19.3 million at year-end 2014, which represented 1.07% of the Company’s total assets.
The Company’s capital position remains solid. Tangible common equity of 10.29% continues to compare favorably within our peer group of similar-sized companies. Reflecting our confidence in the future prospects for the Company, on January 21, 2015, our Board of Directors declared a dividend of $0.15, payable March 16, 2015 to shareholders of record as of February 27, 2015, representing a 3% increase from dividends declared in recent quarters.

Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, participation interests in loan pools, intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses
The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of December 31, 2014, was adequate to absorb probable losses in the existing portfolio.
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

Results of Operations - Three-Year Period Ended December 31, 2014

Summary

Our consolidated net income for the year ended December 31, 2014 was $18.5 million, or $2.19 per fully-diluted share, compared to net income of $18.6 million, or $2.18 per fully-diluted share, for the year ended December 31, 2013. The decrease in consolidated net income was due primarily to a $1.3 million, or 3.2%, increase in noninterest expense, primarily due to a 37.5% increase in professional fees, mainly related to the previously announced merger with Central Bancshares of $1.0 million ($0.9 million after tax). This increase in expense was partially offset by a $1.0 million, or 2.0%, increase in net interest income after provision for loan losses. After excluding the effects of $1.1 million of expenses related to the previously announced merger with Central Bancshares, Inc., adjusted diluted earning per share for the year ended December 31, 2014 were $2.31. We also experienced an increase in noninterest income to $15.3 million for the year ended December 31, 2014 from $14.7 million for 2013, which was primarily due to a $1.1 million increase in gain on sale of available for sale securities to $1.2 million, compared with $0.1 million in 2013.
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
We ended 2014 with an allowance for loan losses of $16.4 million, which represented 125.7% coverage of our nonperforming bank loans (excluding loan pool participations) at December 31, 2014 as compared to 117.4% coverage of our nonperforming bank loans at December 31, 2013 and 149.8% at December 31, 2012. Nonperforming loans totaled $13.0 million as of December 31, 2014 compared with $13.8 million and $10.7 million at December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2014, the provision for loan losses decreased to $1.2 million from $1.4 million for 2013, which had decreased from $2.4 million for 2012.

Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2014, under regulatory standards, MidWestOne Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	As of the Years Ended December 31,
	12/31/2014	12/31/2013	12/31/2012
Return on average assets	1.05%	1.06%	0.96%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	1.05	1.06	1.03
Return on average shareholders' total equity	9.94	10.59	9.99
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	9.94	10.59	10.77
Return on average common equity	9.94	10.59	10.13
Return on average tangible common equity	10.61	11.43	10.95
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	10.61	11.43	11.78
Dividend payout ratio	26.36	22.83	18.46
Average equity to average assets	10.58	10.00	9.75
Equity to assets ratio (at period end)	10.71	10.14	9.70
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
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 34% for 2012 and 35% for 2013 and 2014. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates/yields for the periods, or as of the dates, shown. Average information is provided on a daily average basis.

	Year ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,092,280	$49,623	4.54%	$1,059,356	$49,791	4.70%	$1,001,259	$52,182	5.21%
Loan pool participations (4)	24,321	1,516	6.23	32,648	2,046	6.27	44,507	1,978	4.44
Investment securities:
Taxable investments	364,153	8,921	2.45	407,739	9,905	2.43	408,600	10,836	2.65
Tax exempt investments (2)	170,218	8,335	4.90	160,779	8,093	5.03	154,289	7,382	4.78
Total investment securities	534,371	17,256	3.23	568,518	17,998	3.17	562,889	18,218	3.24
Federal funds sold and interest-bearing balances	18,158	46	0.25	6,729	17	0.25	22,180	55	0.25
Total earning assets	$1,669,130	$68,441	4.10%	$1,667,251	$69,852	4.19%	$1,630,835	$72,433	4.44%
Noninterest-earning assets:
Cash and due from banks	19,295			20,790			21,854
Premises and equipment	32,336			26,226			25,544
Allowance for loan losses	(18,575)			(18,598)			(18,078)
Other assets	58,590			60,675			61,637
Total assets	$1,760,776			$1,756,344			$1,721,792
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$706,662	$2,313	0.33%	$677,757	$2,502	0.37%	$604,788	$3,150	0.52%
Certificates of deposit	469,351	4,714	1.00	477,537	6,453	1.35	559,847	8,814	1.57
Total deposits	1,176,013	7,027	0.60	1,155,294	8,955	0.78	1,164,635	11,964	1.03
Federal funds purchased and repurchase agreements	59,012	127	0.22	63,604	166	0.26	56,716	204	0.36
Federal Home Loan Bank borrowings	103,515	2,092	2.02	128,567	2,686	2.09	132,786	3,094	2.33
Long-term debt and other	15,904	305	1.92	16,002	325	2.03	16,095	690	4.29
Total borrowed funds	178,431	2,524	1.41	208,173	3,177	1.53	205,597	3,988	1.94
Total interest-bearing liabilities	$1,354,444	$9,551	0.71%	$1,363,467	$12,132	0.89%	$1,370,232	$15,952	1.16%
Net interest spread (2)			3.39%			3.30%			3.28%
Noninterest-bearing liabilities
Demand deposits	$208,071			$204,185			$170,841
Other liabilities	11,886			13,026			15,290
Shareholders’ equity	186,375			175,666			165,429
Total liabilities and shareholders’ equity	$1,760,776			$1,756,344			$1,721,792
Interest income/earning assets (2)	$1,669,130	$68,441	4.10%	$1,667,251	$69,852	4.19%	$1,630,835	$72,433	4.44%
Interest expense/earning assets	$1,669,130	$9,551	0.57%	$1,667,251	$12,132	0.73%	$1,630,835	$15,952	0.98%
Net interest income/margin (2)(5)		$58,890	3.53%		$57,720	3.46%		$56,481	3.46%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,157			$963			$827
Securities		2,880			2,795			2,304
Total tax equivalent adjustment		4,037			3,758			3,131
Net Interest Income		$54,853			$53,962			$53,350

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012, and 35% for 2013 and 2014.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Years Ended December 31, 2014, 2013, and 2012
	Year 2014 to 2013 Change due to			Year 2013 to 2012 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$1,523	$(1,691)	$(168)	$2,917	$(5,308)	$(2,391)
Loan pool participations	(519)	(11)	(530)	(612)	680	68
Investment securities:
Taxable investments	(1,067)	83	(984)	(23)	(908)	(931)
Tax exempt investments (tax equivalent)	466	(224)	242	318	393	711
Total investment securities	(601)	(141)	(742)	295	(515)	(220)
Federal funds sold and interest-bearing balances	29	—	29	(39)	1	(38)
Change in interest income	432	(1,843)	(1,411)	2,561	(5,142)	(2,581)
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	103	(292)	(189)	348	(996)	(648)
Certificates of deposit	(109)	(1,630)	(1,739)	(1,202)	(1,159)	(2,361)
Total deposits	(6)	(1,922)	(1,928)	(854)	(2,155)	(3,009)
Federal funds purchased and repurchase agreements	(11)	(28)	(39)	23	(61)	(38)
Federal Home Loan Bank borrowings	(509)	(85)	(594)	(96)	(312)	(408)
Other long-term debt	(2)	(18)	(20)	(4)	(361)	(365)
Total borrowed funds	(522)	(131)	(653)	(77)	(734)	(811)
Change in interest expense	(528)	(2,053)	(2,581)	(931)	(2,889)	(3,820)
Increase (decrease) in net interest income	$960	$210	$1,170	$3,492	$(2,253)	$1,239
Percentage increase in net interest income over prior period			2.0%			2.2%

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets were effectively unchanged at $1.7 billion in 2014, the same as 2013. Average earning assets in 2013 increased by $36.4 million, or 2.2%, from 2012. The slight growth in the average balance of earning assets in 2014 was due primarily to an increase in average loans outstanding of $32.9 million, or 3.1%, and an increase in federal funds sold and interest-bearing balances of $11.4 million, or 169.8%, mostly offset by a decrease in our portfolio of investment securities of $34.1 million, or 6.0%, and loan pool participation balances. Growth in the average balance of earning assets in 2013 was due primarily to an increase in average loans outstanding of $58.1 million, or 5.8%, and an increase in our portfolio of investment securities of $5.6 million, or 1.0%, somewhat offset by decreases in federal funds sold and interest-bearing balances and loan pool participation balances. Interest-bearing liabilities averaged $1.4 billion for the year ended December 31, 2014, a decrease of $9.0 million, or 0.7%, from the average balance for the year ended December 31, 2013. A decrease in borrowed funds of $29.7 million during 2014, partially offset by an increase in deposits of $20.7 million during 2014 accounted for the decrease in average interest-bearing liabilities. Interest-bearing liabilities averaged $1.4 billion for the year ended December 31, 2013, a decrease of $6.8 million, or 0.5%, from the average balance for the year ended December 31, 2012. A decrease in deposits of $9.3 million, partially offset by an increase in borrowed funds of $2.6 million during 2013 accounted for the decrease in average interest-bearing liabilities.
Interest income, on a tax-equivalent basis, decreased $1.4 million, or 2.0%, to $68.5 million in 2014 from $69.9 million in 2013. Tax equivalent interest income in 2013 decreased $2.6 million, or 3.6%, to $69.9 million from $72.4 million in 2012. Interest income declined in 2014 due primarily to lower yields in loans, despite higher volumes, and lower volume of investment securities. In 2013, interest income decreased due primarily to lower yields in loans and investment securities, and despite higher volumes. Our yield on average earning assets was 4.10% in 2014 compared to 4.19% in 2013 and 4.44% in 2012. These declines were due to the historically lower rate environment resulting from the interest rate policy being pursued by the Federal Reserve in response to current economic conditions.

Interest expense decreased during 2014 by $2.6 million, or 21.3%, to $9.5 million from $12.1 million in 2013. Interest expense in 2013 decreased by $3.8 million, or 23.9%, from 2012. The decrease in interest expense during 2014 compared to 2013 was due to the continued low interest rate environment coupled with lower volumes of interest-bearing liabilities. Likewise, the decline experienced during 2013 compared to 2012 was due to the continued low interest rate environment, and its effect on new liabilities and those repricing during the year. The average rate paid on interest-bearing liabilities was 0.71% in 2014 compared to 0.89% in 2013 and 1.16% in 2012.
Net interest income, on a tax-equivalent basis, increased 2.0% in 2014 to $58.9 million from $57.7 million in 2013. The lower rates paid on all categories of interest-bearing liabilities combined with their lower volumes, more than offset the lower yields on earning assets during 2014. Tax-equivalent net interest income in 2013 increased by $1.2 million, or 2.2%, from 2012. Net interest margin, which is our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, was higher at 3.53% during 2014 compared to 3.46% in 2013, and was 3.46% in 2012. The net interest spread, also on a tax-equivalent basis, was 3.39% in 2014 compared to 3.30% in 2013 and 3.28% in 2012.
Net interest income increased in 2014 as compared to 2013 due primarily to the decrease in interest paid on interest-bearing liabilities which more than offset the decrease in interest received on interest-earning assets. Likewise, the increased net interest income for 2013 as compared to 2012 was due primarily to the decrease in interest paid on interest-bearing liabilities which more than offset the decrease in interest received on interest-earning assets. This is partially due to the presence of interest rate floors in portions of our loan portfolio, and the higher volume of loans. The average balance sheets reflect a competitive marketplace on both the interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2015, with interest rates at generational lows.
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
Our provision for loan losses was $1.2 million during 2014 compared to $1.4 million in 2013 and $2.4 million in 2012. The decrease in provision expense during 2014 was reflective of management’s belief that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of December 31, 2014. During 2014, we added to the allowance for loan losses by maintaining a provision for loan losses that was somewhat greater than our net charge-off activity. The higher level of provision expense during 2012 and 2013 than in 2014, was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. During 2012 and 2013, our additions to the allowance for loan losses were also greater than our net charge-off activity. The reduction since 2012 in the level of provision expense is indicative of our belief that weak credits have been identified and adequately provided for. See further discussion of the nonperforming loans, under the Nonperforming Assets section.

Noninterest Income

	For the Year Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$5,771	$5,345	$426	8.0%	$5,345	$4,995	$350	7.0%
Service charges and fees on deposit accounts	3,279	2,980	299	10.0	2,980	3,247	(267)	(8.2)
Mortgage origination and loan servicing fees	1,554	3,209	(1,655)	(51.6)	3,209	3,578	(369)	(10.3)
Other service charges, commissions and fees	2,381	2,210	171	7.7	2,210	2,316	(106)	(4.6)
Bank-owned life insurance income	1,102	922	180	19.5	922	953	(31)	(3.3)
Impairment losses on investment securities	—	—	—	NM	—	(345)	345	NM
Gain on sale of available for sale securities	1,227	65	1,162	NM	65	805	(740)	(91.9)
Gain (loss) on sale of premises and equipment	(1)	(3)	2	(66.7)	(3)	4,188	(4,191)	NM
Total noninterest income	$15,313	$14,728	$585	4.0%	$14,728	$19,737	$(5,009)	(25.4)%
Noninterest income as a % of total revenue*	20.4%	21.4%			21.4%	22.0%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on sales of securities and premises and equipment and impairment of investment securities.

Total noninterest income for the year ended December 31, 2014 was $15.3 million, an increase of $0.6 million, or 4.0%, from $14.7 million in 2013. The primary reason for this increase was gains on the sale of available for sale securities for the year ended December 31, 2014 of $1.2 million, an increase of $1.1 million from $0.1 million for the same period of 2013. Another significant contributor to the overall increase in noninterest income was improvement in trust, investment, and insurance fees, which increased to $5.8 million for the year ended December 31, 2014, an improvement of $0.4 million, or 8.0%, from $5.4 million for the same period in 2013. This increase was primarily attributable to increased trust department and investment center fee income. We also experienced an increase in service charges and fees on deposit accounts of $0.3 million, primarily due to greater demand deposit service charge income as the result of a review and adjustment of deposit account service charges during the year ended December 31, 2014.

These increases were partially offset by a decrease in mortgage origination and loan servicing fees which declined to $1.6 million from $3.2 million in the year ended December 31, 2013, mainly due to a lower level of origination of loans sold on the secondary market, as refinancing activity slowed. Management has adjusted the strategic goal for the percentage that noninterest income represents of total revenues (net interest income plus noninterest income before gains or losses on sales of securities available for sale and premises and equipment) from 30% to 25%, over time. This change was made in recognition that total revenues have grown at a faster rate than noninterest income in recent periods. In 2014, noninterest income comprised 20.4% of total revenues, compared with 21.4% for 2013 and 22.0% for 2012. We expect that continued management focus on growing our insurance agency revenues and increasing the rate of growth in our Trust and Investment Services revenues will gradually reverse this decline going forward, even as mortgage origination and loan servicing fees decrease.
The decrease in noninterest income for 2013 compared to 2012 was primarily due to the $4.0 million gain on the sale of the Home Mortgage Center location realized during the second quarter of 2012. Absent this gain, the decrease in noninterest income for the period was $1.0 million, or 6.1%. Net gains on the sale of available for sale securities for the year ended December 31, 2013 decreased $0.7 million to $0.1 million, from $0.8 million for 2012. Mortgage origination and loan servicing fees declined to $3.2 million from $3.6 million in the year ended December 31, 2012, mainly due to a lower level of origination of loans sold on the secondary market, as refinancing activity slowed. These decreases were partially offset by an increase in trust, investment, and insurance fees to $5.3 million for the year ended December 31, 2013, an improvement of $0.3 million, or 7.0%, from $5.0 million for the same period of 2012. This increase was primarily attributable to increased trust department and investment center fee income. The absence of impairment losses on investment securities in 2013 had a comparative beneficial impact of $0.3 million.

Noninterest Expense

	For the Year Ended December 31,
	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$24,918	$24,596	$322	1.3%	$24,596	$30,684	$(6,088)	(19.8)%
Net occupancy and equipment expense	6,293	6,356	(63)	(1.0)	6,356	6,246	110	1.8
Professional fees	3,606	2,622	984	37.5	2,622	2,758	(136)	(4.9)
Data processing expense	1,565	1,452	113	7.8	1,452	1,679	(227)	(13.5)
FDIC insurance expense	964	1,066	(102)	(9.6)	1,066	1,224	(158)	(12.9)
Amortization of intangible assets	547	663	(116)	(17.5)	663	778	(115)	(14.8)
Other operating expense	5,520	5,332	188	3.5	5,332	5,591	(259)	(4.6)
Total noninterest expense	$43,413	$42,087	$1,326	3.2%	$42,087	$48,960	$(6,873)	(14.0)%
In 2014 noninterest expense increased to $43.4 million for the year ended December 31, 2014 compared with $42.1 million for the year ended December 31, 2013, an increase of $1.3 million, or 3.2%. The increase was mainly due to $1.1 million ($1.0 million after tax) of expenses related to the Central Bancshares, Inc. merger. These expenses are reflected mainly in increased professional fees expense of $1.0 million during the year ended December 31, 2014. Salaries and employee benefits increased to $24.9 million for the year of 2014, compared with $24.6 million for the same period of 2013, an increase of $0.3 million, or 1.3%. Other operating expenses increased $0.2 million, or 3.5%, due primarily to increased loan and collection expenses. These increases were partially offset by decreases in both amortization expense and FDIC insurance expense for the year of 2014, compared with the year of 2013.
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
Full-time equivalent employee levels were 374, 376 and 390 at December 31, 2014, 2013 and 2012, respectively .
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.5% for 2014 compared with 26.3% for 2013. The higher effective rate in 2014 was primarily due to changes in the levels of taxable income and the non-deductibility of a significant amount of expenses paid during 2014 related to the merger with Central Bancshares, Inc. Income tax expense increased by $0.4 million to $7.0 million in 2014 compared to tax expense of $6.6 million for 2013 due primarily to increased taxable income.
Income taxes increased by $1.4 million for 2013 compared with 2012 due to increased taxable income and realization of a $0.2 million tax benefit from the partial release of a valuation allowance on capital losses during the second quarter of 2012, and an increase in our applicable federal tax rate from 34% in 2012 to 35% in 2013. The effective income tax rate as a percentage of income before tax was 26.3% for 2013, compared with 24.0% for 2012.

Financial Condition - December 31, 2014 and 2013
Summary
Our total assets increased $45.1 million, or 2.6%, to $1.80 billion as of December 31, 2014 from $1.76 billion as of December 31, 2013. This growth resulted primarily from increased loan balances of $44.1 million, a rise of $18.9 million in investment securities held to maturity, and a $10.1 million increase in premises and equipment, net. These increases were somewhat offset by decreases in the balance of investment securities available for sale of $23.6 million, and a decline in loan pool participations, net, of $6.2 million, or 24.3%, due to loan charge-offs and normal loan repayments. As previously discussed, we are exiting this line of business as current balances pay down and concentrate on our core community banking business. Deferred income taxes also decreased reflecting the market value change of our portfolio of investment securities available for sale. Our loan-to-deposit ratio, including loan pool participations, increased to 81.9% at year-end 2014 compared to 81.2% at year-end 2013, with our target range being between 80% and 90%. The rise in this ratio is reflective of our success in obtaining quality loan growth in our local markets.

Total liabilities increased by $30.4 million from December 31, 2013 to December 31, 2014. Our deposits increased $33.6 million, or 2.4%, to $1.41 billion as of December 31, 2014 from $1.37 billion at December 31, 2013. The increase in deposits was concentrated in interest-bearing checking accounts, jumbo certificates of deposit accounts (accounts $100,000 and over), and savings accounts, partially offset by a decrease in certificates of deposit with a balance below $100,000 and non-interest bearing demand deposits. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program decreased by $6.8 million in 2014 to $6.1 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (“ICS”) program decreased by $8.3 million to $27.6 million. We have an internal policy limit on brokered deposits of not more than 10% of our total assets. At December 31, 2014 brokered deposits were 1.9% of our total assets. FHLB borrowings were $93.0 million at December 31, 2014 compared to $106.9 million at December 31, 2013, a decrease of $13.9 million, or 13.0%.
Shareholders’ equity increased by $14.7 million, primarily due to 2014 net income of $18.5 million, and an increase in accumulated other comprehensive income of $4.3 million, reflecting the market value change of our portfolio of investment securities available for sale, partially offset by the payment of $4.9 million in cash dividends to common shareholders, and a net increase of $3.2 million in treasury stock.

	December 31,	December 31,
	2014	2013	$ Change	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$474,942	$498,561	$(23,619)	(4.7)%
Investment securities held to maturity	51,524	32,625	18,899	57.9
Net loans	1,116,156	1,072,233	43,923	4.1
Loan pool participations, net	19,332	25,533	(6,201)	(24.3)
Total Assets	$1,800,302	$1,755,218	$45,084	2.6%
Liabilities
Deposits:
Noninterest bearing	$214,461	$222,359	$(7,898)	(3.6)%
Interest bearing	1,194,081	1,152,583	41,498	3.6
Total deposits	1,408,542	1,374,942	33,600	2.4
Federal Home Loan Bank borrowings	93,000	106,900	(13,900)	(13.0)
Total liabilities	$1,607,571	$1,577,202	$30,369	1.9%
Shareholders’ equity	$192,731	$178,016	$14,715	8.3%

Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Investment securities serve as a source of liquidity, and the size of the portfolio varies along with fluctuations in levels of deposits and loans. Our investment securities portfolio totaled $526.5 million at December 31, 2014 compared to $531.2 million at December 31, 2013. The decrease was due primarily to our sale of investment securities to increase liquidity as loan balances increased during 2014. Our loan activity is discussed more fully in the Loans section and loan pool participation activity is discussed in the Loan Pool Participations section.
Securities available for sale are carried at fair value. As of December 31, 2014, the fair value of our securities available for sale was $474.9 million and the amortized cost was $466.4 million. There were $11.2 million of gross unrealized gains and $2.7 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized gain of $8.5 million. The after-tax effect of this unrealized gain has been included in shareholders’ equity. The ratio of the fair value as a percentage of amortized cost increased compared to December 31, 2013, due to a decline in interest rates, particularly in the market for long-term municipal securities, during 2014.
U.S. government and agency securities as a percentage of total securities increased to 9.4% at December 31, 2014, from 8.5% at December 31, 2013, while obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities increased to 44.6% at December 31, 2014, from 43.6% at December 31, 2013. Investments in mortgage-backed securities and collateralized mortgage obligations decreased to 35.6% of total securities at December 31, 2014, as compared to 41.2% of total securities at December 31, 2013. As of December 31, 2014 and 2013, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Government National Mortgage

Association (GNMA). The receipt of principal, at par, and interest on these securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to significant credit-related losses.
We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows and prepayment risk, as well as the liquidity position and the interest rate risk profile of the Bank.
As of December 31, 2013, our investment portfolio included an investment in collateralized debt obligations that were backed by trust preferred securities issued by banks, thrifts and insurance companies. These six securities had an original cost of $9.8 million, but, due to several impairment charges recognized between 2008 and 2012, the book value of these securities at December 31, 2013, had been reduced to $2.1 million. Two of the securities were written down to a value of zero, and a third was being liquidated by the investment’s trustee as of December 31, 2013, and we had established a receivable which reflected our expected cash payment. The remaining three had an average book value of 42.2% of their original face value. The market for these securities at December 31, 2013 was considered to be inactive and markets for similar securities were also not active. The valuation of these securities involved an assessment of the financial strength of the individual institutions that comprise the collateral for the bonds. Future default probabilities were assigned based on these measurements of financial strength. Other factors in the valuation included contractual terms of the cash flow waterfall (for both interest and principal), collateralization testing and events of default/liquidation. Based on our cash flow analysis, we had determined that not all contractual cash flows would be received; however, no additional other-than-temporary impairment charges were recorded during 2013. On January 27, 2014, we sold our remaining five collateralized debt obligation investment securities for a net gain on sale of $0.8 million.
The composition of securities available for sale was as follows:

	December 31,
	2014	2013	2012
(dollars in thousands)
Securities available for sale
U.S. Government agency securities and corporations	$49,375	$44,939	$69,783
States and political subdivisions	195,199	210,796	218,019
Mortgage-backed securities	32,463	39,285	59,259
Collateralized mortgage obligations	146,132	169,223	183,859
Collateralized debt obligations	—	1,317	755
Corporate debt securities	48,741	29,944	24,185
Other securities	3,032	3,057	1,681
Fair value of securities available for sale	$474,942	$498,561	$557,541
Amortized cost	$466,387	$496,892	$539,887
Fair value as a percentage of amortized cost	101.83%	100.34%	103.27%

Securities held to maturity are carried at amortized cost. As of December 31, 2014, the amortized cost of these securities was $51.5 million and the fair value was $51.3 million.
The composition of securities held to maturity was as follows:

	December 31,
	2014	2013	2012
(dollars in thousands)
Securities held to maturity
States and political subdivisions	$39,704	$19,888	$19,278
Mortgage-backed securities	22	28	43
Collateralized mortgage obligations	8,531	9,447	10,090
Corporate debt securities	3,267	3,262	3,258
Amortized cost	$51,524	$32,625	$32,669
Fair value of securities held to maturity	$51,253	$30,191	$32,920
Fair value as a percentage of amortized cost	99.47%	92.54%	100.77%

See Note 2. “Investment Securities,’’ and Note 18. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements for additional information related to the investment portfolio.
The maturities, carrying values and weighted average yields of debt securities as of December 31, 2014 were:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Government agency securities and corporations	$7,057	2.23%	$40,704	1.30%	$1,614	2.01%	$—	—%
States and political subdivisions (2)	8,545	5.45	48,401	4.80	99,733	5.00	38,520	4.79
Mortgage-backed securities	1	7.00	1,884	4.45	18,797	3.09	11,781	3.34
Collateralized mortgage obligations	—	—	6,266	1.60	11,076	2.55	128,790	2.07
Corporate debt securities	7,035	2.89	35,280	1.78	6,426	1.68	—	—
Total debt securities available for sale	$22,638	3.65%	$132,535	2.76%	$137,646	4.35%	$179,091	2.74%

Securities held to maturity: (1)
U.S. Government agency securities and corporations	$—	—%	$—	—%	$—	—%	$—	—%
States and political subdivisions (2)	190	4.41	366	5.40	17,829	4.48	21,319	5.43
Mortgage-backed securities	—	—	—	—	22	6.00	—	—
Collateralized mortgage obligations	—	—	—	—	—	—	8,531	1.81
Corporate debt securities	—	—	2,384	1.26	—	—	883	2.37
Total debt securities held to maturity	$190	4.41%	$2,750	1.81%	$17,851	4.48%	$30,733	4.34%
Total debt investment securities	$22,828	3.66%	$135,285	2.74%	$155,497	4.36%	$209,824	2.97%
(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 35% (the applicable federal income tax rate as of December 31, 2014)
As of December 31, 2014, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.

Loans (Excluding Loan Pool Participations)
The composition of bank loans (before deducting the allowance for loan losses), was as follows:

	As of December 31,
	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$104,809	9.3%	$97,167	8.9%	$84,726	8.2%	$89,298	9.1%	$84,590	9.0%
Commercial and industrial	303,108	26.7	262,368	24.1	237,193	22.9	239,990	24.3	211,334	22.5
Credit cards	1,246	0.1	1,028	0.1	1,001	0.1	934	0.1	655	0.1
Overdrafts	744	0.1	537	0.1	759	0.1	885	0.1	491	0.1
Commercial real estate:
Construction & development	59,383	5.2	72,589	6.6	86,794	8.4	73,258	7.4	73,315	7.8
Farmland	83,700	7.4	85,475	7.9	81,063	7.8	74,454	7.6	76,345	8.1
Multifamily	54,886	4.8	55,443	5.1	47,758	4.6	34,719	3.5	33,451	3.6
Commercial real estate-other	228,552	20.2	220,917	20.3	224,369	21.7	213,608	21.7	210,131	22.4
Total commercial real estate	426,521	37.6	434,424	39.9	439,984	42.5	396,039	40.2	393,242	41.9
Residential real estate:
One- to four- family first liens	219,314	19.4	220,668	20.3	197,742	19.1	175,429	17.8	156,882	16.7
One- to four- family junior liens	53,297	4.7	53,458	4.9	55,134	5.3	63,419	6.4	69,112	7.4
Total residential real estate	272,611	24.1	274,126	25.2	252,876	24.4	238,848	24.2	225,994	24.1
Consumer	23,480	2.1	18,762	1.7	18,745	1.8	20,179	2.0	21,729	2.3
Total loans	$1,132,519	100.0%	$1,088,412	100.0%	$1,035,284	100.0%	$986,173	100.0%	$938,035	100.0%
Total assets	$1,800,302		$1,755,218		$1,792,819		$1,695,244		$1,581,259
Loans to total assets		62.9%		62.0%		57.7%		58.2%		59.3%
Our loan portfolio, before allowance for loan losses, increased 4.1% to $1.13 billion as of December 31, 2014 from $1.09 billion at December 31, 2013. A significant portion of the overall loan increase occurred in commercial and industrial loans, which increased $40.7 million, or 15.5%, to $303.1 million as of December 31, 2014, from $262.4 million as of December 31, 2013. This growth was primarily due to increased activity with new and existing business customers and participations with other community banks. Agricultural loans increased $7.6 million, or 7.9%, to $104.8 million as of December 31, 2014, from $97.2 million at December 31, 2013. This increase was mainly due to the extension of additional credit to existing customers. Other commercial real estate loans also increased $7.6 million, or 3.5%, due to the establishment of new lending relationships within our market area. Construction and development loans decreased $13.2 million, or 18.2%, to $59.4 million as of December 31, 2014, compared to $72.6 million at December 31, 2013. This decrease was primarily the result of credit pay downs by existing customers. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $271.0 million and $268.7 million as of December 31, 2014 and 2013, respectively.
Our loan to deposit ratio increased to 81.9% at year end 2014 from 81.2% at the end of 2013, with our target range for this ratio being “in the 80’s.” The increase in this ratio is reflective of the increased demand for loans in our market area.
The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above, amounting to approximately $426.5 million and $434.4 million as of December 31, 2014 and 2013, respectively. Of this amount, $83.7 million, or 7.4%, of total loans was secured by farmland at December 31, 2014, compared to $85.5 million, or 7.9%, at December 31, 2013. Generally, these loans are collateralized by assets of the borrowers and are expected to be repaid from operational cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities and rate types of selected loans at December 31, 2014:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due In			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$83,551	$16,080	$5,178	$104,809	$8,403	$75,148	$16,250	$5,008
Commercial and industrial	123,179	102,977	76,952	303,108	42,448	80,731	121,471	58,458
Credit cards	1,246	—	—	1,246	—	1,246	—	—
Overdrafts	744	—	—	744	744	—	—	—
Commercial real estate:
Construction & development	43,756	13,653	1,974	59,383	17,198	26,558	7,305	8,322
Farmland	8,132	41,163	34,405	83,700	8,070	62	53,084	22,484
Multifamily	5,553	31,438	17,895	54,886	5,389	164	45,869	3,464
Commercial real estate-other	46,568	146,762	35,222	228,552	42,987	3,581	151,853	30,131
Total commercial real estate	104,009	233,016	89,496	426,521	73,644	30,365	258,111	64,401
Residential real estate:
One- to four- family first liens	11,761	52,107	155,446	219,314	11,502	259	116,005	91,548
One- to four- family junior liens	1,538	15,481	36,278	53,297	879	659	24,465	27,294
Total residential real estate	13,299	67,588	191,724	272,611	12,381	918	140,470	118,842
Consumer	7,662	14,603	1,215	23,480	7,056	606	15,747	71
Total loans	$333,690	$434,264	$364,565	$1,132,519	$144,676	$189,014	$552,049	$246,780
Of the $435.8 million of variable rate loans, approximately $273.7 million, or 62.8%, are subject to interest rate floors, with a weighted average floor rate of 4.45%.
Nonperforming Assets
It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured with marketable collateral and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2014	2013	2012	2011	2010
(dollars in thousands)
90 days or more past due and still accruing interest	$848	$1,385	$572	$1,054	$1,579
Troubled debt restructure	8,918	9,151	7,144	6,135	5,797
Nonaccrual	3,255	3,240	2,938	10,917	12,405
Total nonperforming loans	13,021	13,776	10,654	18,106	19,781
Other real estate owned	1,916	1,770	3,278	4,033	3,850
Total nonperforming loans and nonperforming other assets	$14,937	$15,546	$13,932	$22,139	$23,631
Nonperforming loans to loans, before allowance for loan losses	1.15%	1.27%	1.03%	1.84%	2.11%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.32%	1.43%	1.35%	2.24%	2.52%
We experienced a decrease in total nonperforming assets during 2014 as compared to 2013. Total nonperforming assets were $14.9 million at December 31, 2014, compared to $15.5 million at December 31, 2013, a $0.6 million, or 3.9%, decrease. Nonperforming loans decreased $0.7 million during 2014, with a $0.1 million increase in nonperforming other assets (other real estate owned). The largest category of nonperforming loans was commercial real estate loans, with a balance of $3.8 million at December 31, 2014. The remaining nonperforming loans consisted of $3.4 million in residential real estate, $3.0 million in agricultural, and $2.8 million in commercial and industrial. The slight increase in other real estate owned (“OREO”) was primarily attributable to normal variances in OREO activity. All of the OREO property was acquired through foreclosures and we are actively working to sell all properties held as of December 31, 2014. Other real estate is carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2014 and December 31, 2013:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
(in thousands)
2014
Agricultural	$—	$3,027	$—	$3,027
Commercial and industrial	66	2,217	479	2,762
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	—	83	83
Farmland	—	2,268	24	2,292
Multifamily	—	—	—	—
Commercial real estate-other	—	255	1,200	1,455
Total commercial real estate	—	2,523	1,307	3,830
Residential real estate:
One- to four- family first liens	780	1,119	1,261	3,160
One- to four- family junior liens	—	14	192	206
Total residential real estate	780	1,133	1,453	3,366
Consumer	2	18	16	36
Total	$848	$8,918	$3,255	$13,021
2013
Agricultural	$—	$3,093	$52	$3,145
Commercial and industrial	213	2,350	746	3,309
Credit cards	17	—	—	17
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	—	139	139
Farmland	—	2,311	29	2,340
Multifamily	395	—	—	395
Commercial real estate-other	164	381	1,576	2,121
Total commercial real estate	559	2,692	1,744	4,995
Residential real estate:
One- to four- family first liens	540	982	543	2,065
One- to four- family junior liens	49	13	126	188
Total residential real estate	589	995	669	2,253
Consumer	7	21	29	57
Total	$1,385	$9,151	$3,240	$13,776
Nonperforming loans decreased from $13.8 million, or 1.27% of total bank loans, at December 31, 2013, to $13.0 million, or 1.15% of total bank loans, at December 31, 2014. At December 31, 2014, nonperforming loans consisted of $3.3 million in nonaccrual loans, $8.9 million in troubled debt restructures (“TDRs”) and $0.8 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $3.2 million, TDRs of $9.2 million, and loans past due 90 days or more and still accruing of $1.4 million at December 31, 2013. The decrease in overall nonperforming loans was primarily due to payments and payoffs collected from TDR-status borrowers, as well as the net reduction of TDR-status borrowers by two. Loans 90 days past due and still accruing interest declined $0.5 million, while nonaccrual loans were virtually unchanged. Bank loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) were $3.9 million at December 31, 2014, compared with $4.9 million at December 31, 2013. At December 31, 2014, OREO (not included in nonperforming loans) was $1.9 million, up from $1.8 million at December 31, 2013. During 2014 the Company added fourteen properties to OREO, while at the same time selling nine properties, excluding lot sales from existing development properties. The allowance for loan losses represented 125.67% of nonperforming loans at December 31, 2014, compared with 117.44% of nonperforming loans at December 31, 2013.
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
The gross interest income that would have been recorded in the years ended December 31, 2014, 2013 and 2012 if the nonaccrual and TDRs had been current in accordance with their original terms was $0.9 million, $0.6 million, and $2.2 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.5 million, $0.4 million, and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
During the year ended December 31, 2014 one loan was added to reported TDRs, and three were removed due to payoff. The new addition is a residential real estate loan that was granted a rate concession due to financial difficulties being experienced by the borrower. Of the three that were paid off, one was a home equity loan that had received a rate concession, and the other two were commercial real estate-other credits which had both been granted extensions to their maturity dates.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of December 31, 2014 and December 31, 2013 is as follows:

	December 31,
	2014	2013
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$8,918	$9,151
Not in compliance with modified terms - on nonaccrual status	522	550
Total restructured loans	$9,440	$9,701

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2014	2013	2012	2011	2010
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$1,132,519	$1,088,412	$1,035,284	$986,173	$938,035
Average amount of loans outstanding for the period (net of unearned interest)	$1,092,280	$1,059,356	$1,001,259	$953,392	$955,562
Allowance for loan losses at beginning of period (1)	$16,179	$15,957	$15,676	$15,167	$13,957
Charge-offs:
Agricultural	$26	$39	$—	$425	$1,347
Commercial and industrial	673	695	2,323	1,434	1,483
Credit cards	12	95	22	6	17
Overdrafts	37	64	41	78	59
Commercial real estate:
Construction & development	86	342	23	488	611
Farmland	—	—	—	—	—
Multifamily	—	—	—	58	—
Commercial real estate-other	79	203	106	734	870
Total commercial real estate	165	545	129	1,280	1,481
Residential real estate:
One- to four- family first liens	349	170	438	447	338
One- to four- family junior liens	60	116	99	56	103
Total residential real estate	409	286	537	503	441
Consumer	39	83	49	75	261
Total charge-offs	$1,361	$1,807	$3,101	$3,801	$5,089
Recoveries:
Agricultural	$10	$36	$507	$67	$5
Commercial and industrial	215	68	423	571	93
Credit cards	2	2	—	2	3
Overdrafts	13	6	8	19	15
Commercial real estate:
Construction & development	38	—	10	113	8
Farmland	—	1	1	2	1
Multifamily	—	4	—	—	—
Commercial real estate-other	23	474	13	29	141
Total commercial real estate	61	479	24	144	150
Residential real estate:
One- to four- family first liens	18	24	29	22	2
One- to four- family junior liens	4	43	2	11	56
Total residential real estate	22	67	31	33	58
Consumer	22	21	10	124	25
Total recoveries	$345	$679	$1,003	$960	$349
Net loans charged off	$1,016	$1,128	$2,098	$2,841	$4,740
Provision for loan losses	1,200	1,350	2,379	3,350	5,950
Allowance for loan losses at end of period	$16,363	$16,179	$15,957	$15,676	$15,167
Net loans charged off to average loans	0.09%	0.11%	0.21%	0.30%	0.50%
Allowance for loan losses to total loans at end of period	1.44%	1.49%	1.54%	1.59%	1.62%
(1) Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan portfolio segments as of December 31 for each of the years indicated:

	December 31,
	2014		2013		2012		2011		2010
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$1,506	9.2%	$1,358	8.4%	$1,026	6.4%	$1,209	7.7%	$827	5.5%
Commercial and industrial	5,780	35.3	4,980	30.8	4,599	28.8	5,380	34.3	4,540	29.9
Commercial real estate	4,399	26.9	5,294	32.7	5,767	36.2	5,171	33.0	5,255	34.7
Residential real estate	3,167	19.4	3,185	19.7	3,007	18.9	3,501	22.3	2,776	18.3
Consumer	323	2.0	275	1.7	356	2.2	167	1.1	323	2.1
Unallocated	1,188	7.2	1,087	6.7	1,202	7.5	248	1.6	1,446	9.5
Total	$16,363	100.0%	$16,179	100.0%	$15,957	100.0%	$15,676	100.0%	$15,167	100.0%
This table indicates marginal growth in the allowance for loan losses as of December 31, 2014, as compared to December 31, 2013.
There were no changes to our methodology for determining the allowance for loan losses during the year of 2014. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At December 31, 2014, there were four owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 30 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 10 of these equity loans and other financial institutions have the first lien on the remaining 20.
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
Loan Pool Participations
As of December 31, 2014, we had loan pool participations of $19.3 million compared to $25.5 million at December 31, 2013, both net of an allowance for loan losses of $2.1 million. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various nonaffiliated banking organizations. Former MidWestOne had engaged in this activity since 1988. The loan pool investment balance shown as an asset on our consolidated balance sheets represents the discounted purchase cost of the loan pool participations, net of the related allowance for loan losses. After extensive discussion and analysis of our current loan pool portfolio during 2010, we decided to exit this line of business as current balances pay down. As such, we did not acquire any new loan pool participations during 2014, and have not since 2010. As of December 31, 2014, the categories of loans by collateral type in the loan pool participations were commercial real estate - 66.4%, commercial and industrial loans - 4.4%, single-family residential real estate - 15.6% and other loans - 13.6%. We have minimal exposure in loan pool participations to consumer real estate, subprime credit or to construction and real estate development loans.
The net “all-in” yield (excluding purchase accounting adjustments and after all expenses) on loan pool participations was 6.23% and 6.27% for the years ended December 31, 2014 and 2013, respectively. The net yield was slightly lower in 2014 than for 2013 primarily due to income being accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from period to period. We expect overall rates of return on the loan pool participations to trend steady to downward in the future, as the percentage of performing credits in the portfolio continues to decrease.
The loans in the pools provide some geographic diversification to our balance sheet. As of December 31, 2014, loans in the southeast region of the United States represented approximately 44% of the total. The northeast region was the next largest area with 32%, and the central region represented 23%. The southwest and the northwest regions represented a minimal amount of the portfolio at less than 1% combined. The highest concentration of assets in any one state is Florida at approximately 19.0% of the basis total, with the next highest state level being Ohio at 13.2%, followed by New Jersey at 8.0%. As of December 31, 2014, approximately 68.9% of the loans were contractually current or less than 90 days past due, while 31.1% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 31.1% contractually past due total includes loans in litigation and foreclosed property. As of December 31, 2014 and 2013, loans in litigation totaled approximately $1.1 million and $2.3 million respectively, while foreclosed property was approximately $2.8 million and $3.4 million, respectively. As of December 31, 2014, our investment basis in loan pool participations was approximately 31.4% of the face amount of the underlying loans, compared to approximately 34.2% at December 31, 2013.
Premises and Equipment
As of December 31, 2014, premises and equipment totaled $37.8 million, an increase of $10.1 million, or 36.4%, from $27.7 million at December 31, 2013. This increase was primarily due to two ongoing major construction projects, both in our Iowa City market. In August 2013, we entered into a contract for the restoration and remodeling of the building which serves as the main office of the Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013, we entered into a contract for the construction of a new Home Mortgage Center with an estimated cost of design and construction of $16.0 million, and with completion anticipated in the second quarter of 2015. We expect the balance of premises and equipment to continue rising in the future as these projects progress towards completion.
Intangible Assets
Intangible assets totaled $8.3 million and $8.8 million at December 31, 2014 and 2013, respectively. Intangible assets declined by $0.5 million during the year ended December 31, 2014, primarily related to core deposit amortization during the year. There were no impairment charges during 2014 or 2013 related to our intangible assets.
Deposits
As indicated in the following table, the average balances of the interest-bearing demand deposit category as a percentage of average total deposits has shown steady growth for the five years ended December 31, 2014.
The average balance of non-interest-bearing accounts increased $3.9 million from December 31, 2013 to December 31, 2014, of which $7.3 million was in public funds while commercial accounts declined $6.2 million. Interest-bearing demand deposits increased $22.1 million. Of that increase, $12.7 million was in business accounts, $6.2 million was in individual account deposits, and $3.2 million was in public fund accounts. Personal savings accounts increased by $5.9 million. The aggregate balance of time deposits increased by $8.2 million from 2013 to 2014, primarily in deposits of $100,000 and over.

	Year Ended December 31,
	2014			2013			2012			2011			2010
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$208,071	15.0%	NA	$204,185	15.0%	NA	$170,841	12.8%	NA	$149,033	11.8%	NA	$138,682	11.6%	NA
Interest-bearing demand (NOW and money market)	603,812	43.7	0.36%	581,723	42.8	0.41%	521,757	39.1	0.58%	470,792	37.3	0.83%	420,557	35.3	1.01%
Savings	102,850	7.4	0.14	96,034	7.1	0.15	83,030	6.2	0.17	73,813	5.8	0.27	67,316	5.6	0.27
Time deposits	469,351	33.9	1.00	477,537	35.1	1.35	559,847	41.9	1.57	569,067	45.1	1.97	566,196	47.5	2.32
Total deposits	$1,384,084	100.0%	0.51%	$1,359,479	100.0%	0.66%	$1,335,475	100.0%	0.90%	$1,262,705	100.0%	1.21%	$1,192,751	100.0%	1.47%
Certificates of deposit and other time deposits of $100,000 and over at December 31, 2014 had the following maturities:

(in thousands)
Three months or less	$36,529
Over three through six months	55,757
Over six months through one year	73,950
Over one year	71,383
Total	$237,619

Federal Home Loan Bank Advances, Long-term Debt, and Other Borrowings
We utilize FHLB advances as an alternate source of funds to supplement deposits. Long-term debt is in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities.These junior subordinated debentures were assumed by us from Former MidWestOne in the merger. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date thereafter, at our option. The interest rate on the debt is variable and based on the three month LIBOR rate plus 1.59% with interest payable quarterly. Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions.

The following table sets forth the distribution of borrowed funds and weighted average interest rates thereon at the end of each of the last three years.

	December 31,
	2014		2013		2012
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
FHLB borrowings	$93,000	1.88%	$106,900	2.10%	$120,120	2.24%
Long-term debt	15,464	1.82	15,464	1.84	15,464	1.90
Federal funds purchased and repurchase agreements	78,229	0.21	66,665	0.21	68,823	0.30
Total	$186,693	1.18%	$189,029	1.41%	$204,407	1.56%
The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
(in thousands)
FHLB borrowings	$110,900	$152,156	$145,085
Long-term debt	15,464	15,464	15,464
Federal funds purchased and repurchase agreements	78,229	74,573	73,387
Total	$204,593	$242,193	$233,936
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
FHLB borrowings	$103,515	2.02%	$128,567	2.09%	$132,786	2.33%
Long-term debt	15,464	1.82	15,464	1.84	15,464	4.24
Federal funds purchased and repurchase agreements	59,012	0.22	63,604	0.26	56,716	0.36
Total	$177,991	1.41%	$207,635	1.51%	$204,966	1.93%

Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2014:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$473,014	$267,510	$187,323	$18,181	$—
Federal funds purchased and repurchase agreements	78,229	78,229	—	—	—
FHLB borrowings	93,000	20,000	27,000	34,000	12,000
Long-term debt	15,464	—	—	—	15,464
Noncancelable operating leases and capital lease obligations	392	175	165	52	—
Total	$660,099	$365,914	$214,488	$52,233	$27,464
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
The following table summarizes our off-balance-sheet commitments by expiration period, as of December 31, 2014:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to extend credit	$267,036	$148,652	$118,384	$—	$—
Commitments to sell loans	801	801	—	—	—
Standby letters of credit	3,204	2,577	36	591	—
Total	$271,041	$152,030	$118,420	$591	$—
Capital Resources
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines were changed by the Basel III Rules, which became effective on January 1, 2015. Based on the Company’s assessment of these new regulations, as of December 31, 2014, the Company and the Bank met the requirements necessary to be classified as well-capitalized under the new regulations. The guidelines in effect on December 31, 2014 required bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2014, MidWestOne Financial Group, Inc. had a total capital to total risk-weighted asset ratio of 14.73%, a Tier 1 capital to risk-weighted asset ratio of 13.47% and a Tier 1 leverage ratio of 10.85%; MidWestOne Bank had ratios of 13.75%, 12.50%, and 10.05%, respectively. These ratios were all calculated using the guidelines in effect on December 31, 2014, and under those guidelines MidWestOne Bank exceeded the regulatory capital guidelines necessary to be considered well-capitalized.
On January 15, 2013, our board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained.

On July 17, 2014, our board of directors approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the prior repurchase program, pursuant to which we had repurchased approximately $3.7 million of common stock since January 15, 2013. Pursuant to the new program, we may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of our management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During 2014 under the July 17, 2014 repurchase program we repurchased $1.2 million of common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of December 31, 2014.
In 2014 we repurchased a total of 165,766 shares of common stock at a cost of $4.0 million under both of the plans, at an average cost of $24.05 per share. There were no repurchases of stock in the 4th quarter of 2014.
During 2014, 15,419 shares were issued in connection with the exercise of previously issued stock options, and 1,235 shares were surrendered in connection with the exercise of such options. On January 21, 2014, 26,100 restricted stock units were granted to certain directors and officers. During 2014, 27,491 shares were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,042 shares were surrendered by grantees to satisfy tax requirements.
Also during 2014, we entered into an agreement with Central Bancshares, Inc. providing for the merger of Central Bancshares with the Company. As part of that agreement, we agreed to issue 2,723,083 shares of our common stock to Central Bancshares shareholders. We expect to issue these shares in the second quarter of 2015.
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
Liquid assets on hand are summarized in the table below:

	Year Ended December 31,
	2014	2013	2012
(dollars in thousands)
Cash and due from banks	$23,028	$24,516	$30,197
Interest-bearing deposits	381	374	16,242
Federal funds sold	—	—	752
Total	$23,409	$24,890	$47,191
Percentage of average total assets	1.3%	1.4%	2.7%
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
As of December 31, 2014, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 30-year term. The entire balance accrues interest at a variable rate, tied to the three-month LIBOR plus 1.59%. At December 31, 2014 the interest rate was 1.83%.

Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $23.3 million for the year ended December 31, 2014 and $28.3 million for the year ended December 31, 2013.
As of December 31, 2014, we had outstanding commitments to extend credit to borrowers of $267.0 million, standby letters of credit of $3.2 million, and commitments to sell loans of $0.8 million. Certificates of deposit maturing in one year or less totaled $267.5 million as of December 31, 2014. We believe that a significant portion of these deposits will remain with us upon maturity.
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
Net cash provided by operating activities was $23.3 million during 2014, compared with $28.3 million in 2013 and $22.5 million in 2012. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $0.4 million outflow for 2014, compared to an inflow of $0.8 million for 2013 and a $0.8 million net outflow for 2012.
Net cash used in investing activities was $47.4 million during 2014, compared with $5.4 million in 2013 and $88.4 million in 2012. During 2014 and 2013, securities transactions accounted for a net inflow of $11.3 million and $41.1 million, respectively, while in 2012, securities transactions accounted for a net outflow of $53.9 million. Net origination of loans and principal received from loan pools resulted in $39.7 million in cash outflow for 2014, compared to a $44.4 million outflow for 2013 and a $39.2 million outflow in 2012.
Net cash provided by financing activities was $22.7 million during 2014, compared with net cash used of $45.2 million in 2013, and net cash provided of $80.4 million in 2012. Sources of cash for 2014 included a $33.6 million increase in net deposits, and a net increase of $11.9 million in federal funds purchased, partially offset by a net decrease in FHLB borrowings of $13.9 million. Decreases in deposits of $24.8 million, a net decrease in FHLB borrowings of $13.3 million, and a net decrease of $7.6 million in securities sold under agreement to repurchase, was partially offset by a net increase in federal funds purchased of $5.5 million, in 2013. In 2012, main sources of cash were an increase in deposits of $93.1 million and a net increase of $20.5 million in securities sold under agreement to repurchase, somewhat offset by a $20.0 million decrease in FHLB borrowings and the decrease in federal funds purchased of $8.9 million.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:

•	Federal Funds lines;

•	FHLB borrowings;

•	Brokered deposits;

•	Brokered repurchase agreements; and

•	Federal Reserve Bank Discount Window.
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the Bank’s federal funds position. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines totaling $55.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and the interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 25% of total assets. Currently, the Bank has a $256.9 million borrowing limit with $93.0 million in outstanding advances as of December 31, 2014, leaving $163.9 million available for liquidity needs as of year-end 2014. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits: The Bank has brokered certificate of deposit lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside the Bank’s core market area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit the Bank from using brokered deposits altogether. The Bank had $6.1 million in brokered deposits through the CDARS program, and $27.6 million through the ICS program as of December 31, 2014. Both the CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. The Bank currently expects that it will maintain its “well capitalized” standing under the Basel III Rules, which went into effect on January 1, 2015.
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2014.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2014, the Bank had municipal securities with an approximate market value of $13.1 million pledged, for liquidity purposes.

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
The following table shows the anticipated effect on net interest income from parallel shocks (up and down) in interest rates over the subsequent twelve month period. As of December 31, 2014, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decline in net interest income of approximately $0.5 million, or 0.9%. Although unlikely in the current low interest rate environment, a 200 basis point decrease in rates would decrease net interest income by approximately $0.3 million, or 0.6%. As part of a strategy to mitigate margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining the margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between zero and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2014
Dollar change	$(315)	$171	$(369)	$(491)
Percent change	(0.6)%	0.3%	(0.7)%	(0.9)%

December 31, 2013
Dollar change	$(1,060)	$(59)	$(616)	$(914)
Percent change	(1.8)%	(0.1)%	(1.1)%	(1.6)%

The table below shows a negative (liability sensitive) rate-sensitivity gap of $15.1 million in the one- to three-month repricing category as more liabilities were subject to repricing during that time period than assets. On a cumulative basis, the gap is asset-sensitive, as our assets subject to repricing exceed our liabilities subject to repricing in every period except three months or less. This static analysis does not capture the effect that rising interest rates are expected to have on loan prepayments. As rates rise, borrowers have little incentive to pay off fixed rate loans prior to maturity. This causes asset classes such as mortgage loans, commercial real estate and portions of the investment portfolio to experience a slow-down in principal pay offs when rates rise. This explains the difference between gap analysis showing asset sensitivity and the net interest income simulation which indicates a decrease in income as rates rise.

	Three	Over Three	One to	Three
	Months	Months to	Three	Years
	or Less	One Year	Years	or More	Total
(dollars in thousands)
Interest earning assets:
Loans and loan pool participations, net	$326,001	$199,808	$396,684	$212,995	$1,135,488
Investment securities:
Taxable investments	22,138	39,448	122,362	164,167	348,115
Tax exempt investments	704	13,228	25,302	139,117	178,351
Total investment securities	22,842	52,676	147,664	303,284	526,466
Federal funds and interest-bearing balances	381	—	—	—	381
Total interest earning assets	$349,224	$252,484	$544,348	$516,279	$1,662,335

Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$188,922	$—	$123,334	$408,811	$721,067
Time certificates of deposit	72,753	194,769	187,286	18,206	473,014
Total deposits	261,675	194,769	310,620	427,017	1,194,081
Federal funds purchased and repurchase agreements	77,215	1,014	—	—	78,229
Federal Home Loan Bank borrowings	10,000	10,000	27,000	46,000	93,000
Other long-term debt	15,464	—	—	—	15,464
Total interest-bearing liabilities	$364,354	$205,783	$337,620	$473,017	$1,380,774
Interest sensitivity gap per period	$(15,130)	$46,701	$206,728	$43,262
Cumulative interest sensitivity gap	$(15,130)	$31,571	$238,299	$281,561
Interest sensitivity gap ratio	0.96	1.23	1.61	1.09
Cumulative interest sensitivity gap ratio	0.96	1.06	1.26	1.20

In the table above, interest-bearing demand accounts and savings deposits are allocated across the repricing buckets based on deposit studies of account behavior.

The Company’s funds management policy requires the subsidiary bank to maintain a cumulative rate-sensitivity ratio of 0.75 to 1.25 in the one-year timeframe. As of December 31, 2014, the Bank was within all of its interest rate risk guidelines.
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
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.
We have audited the accompanying consolidated balance sheet of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2015 expressed an unqualified opinion on the effectiveness of MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting.
/s/ McGladrey LLP
Cedar Rapids, Iowa
March 5, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.:
We have audited the accompanying consolidated balance sheet of MidWestOne Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Des Moines, Iowa
March 6, 2014

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(dollars in thousands)

	2014	2013
ASSETS
Cash and due from banks	$23,028	$24,516
Interest-bearing deposits in banks	381	374
Cash and cash equivalents	23,409	24,890
Investment securities:
Available for sale	474,942	498,561
Held to maturity (fair value of $51,253 as of December 31, 2014 and $30,191 as of December 31, 2013)	51,524	32,625
Loans held for sale	801	357
Loans	1,132,519	1,088,412
Allowance for loan losses	(16,363)	(16,179)
Net loans	1,116,156	1,072,233
Loan pool participations, net	19,332	25,533
Premises and equipment, net	37,770	27,682
Accrued interest receivable	10,898	10,409
Intangible assets, net	8,259	8,806
Bank-owned life insurance	38,142	29,598
Other real estate owned	1,916	1,770
Deferred income taxes	3,078	8,194
Other assets	14,075	14,560
Total assets	$1,800,302	$1,755,218
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$214,461	$222,359
Interest-bearing checking	618,540	592,673
Savings	102,527	94,559
Certificates of deposit under $100,000	235,395	256,283
Certificates of deposit $100,000 and over	237,619	209,068
Total deposits	1,408,542	1,374,942
Federal funds purchased	17,408	5,482
Securities sold under agreements to repurchase	60,821	61,183
Federal Home Loan Bank borrowings	93,000	106,900
Deferred compensation liability	3,393	3,469
Long-term debt	15,464	15,464
Accrued interest payable	863	765
Other liabilities	8,080	8,997
Total liabilities	1,607,571	1,577,202
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $1.00 par value; authorized 15,000,000 shares at December 31, 2014 and December 31, 2013; issued 8,690,398 shares at December 31, 2014 and December 31, 2013; outstanding 8,355,666 shares at December 31, 2014 and 8,481,799 shares at December 31, 2013	8,690	8,690
Additional paid-in capital	80,537	80,506
Treasury stock at cost, 334,732 shares as of December 31, 2014 and 208,599 shares at December 31, 2013	(6,945)	(3,702)
Retained earnings	105,127	91,473
Accumulated other comprehensive income	5,322	1,049
Total shareholders' equity	192,731	178,016
Total liabilities and shareholders' equity	$1,800,302	$1,755,218
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

	2014	2013	2012
Interest income:
Interest and fees on loans	$48,466	$48,828	$51,355
Interest and discount on loan pool participations	1,516	2,046	1,978
Interest on bank deposits	38	16	54
Interest on federal funds sold	8	1	1
Interest on investment securities:
Taxable securities	8,921	9,905	10,836
Tax-exempt securities	5,455	5,298	5,078
Total interest income	64,404	66,094	69,302
Interest expense:
Interest on deposits:
Interest-bearing checking	2,168	2,362	3,007
Savings	145	140	143
Certificates of deposit under $100,000	2,701	4,239	5,885
Certificates of deposit $100,000 and over	2,013	2,214	2,929
Total interest expense on deposits	7,027	8,955	11,964
Interest on federal funds purchased	8	38	12
Interest on securities sold under agreements to repurchase	119	128	192
Interest on Federal Home Loan Bank borrowings	2,092	2,686	3,094
Interest on other borrowings	24	29	34
Interest on long-term debt	281	296	656
Total interest expense	9,551	12,132	15,952
Net interest income	54,853	53,962	53,350
Provision for loan losses	1,200	1,350	2,379
Net interest income after provision for loan losses	53,653	52,612	50,971
Noninterest income:
Trust, investment, and insurance fees	5,771	5,345	4,995
Service charges and fees on deposit accounts	3,279	2,980	3,247
Mortgage origination and loan servicing fees	1,554	3,209	3,578
Other service charges, commissions and fees	2,381	2,210	2,316
Bank-owned life insurance income	1,102	922	953
Impairment losses on investment securities	—	—	(345)
Gain (loss) on sale or call of available for sale securities (Includes $1,227 and $65 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the year ended December 31, 2014 and 2013, respectively)	1,227	65	805
Gain (loss) on sale of premises and equipment	(1)	(3)	4,188
Total noninterest income	15,313	14,728	19,737
Noninterest expense:
Salaries and employee benefits	24,918	24,596	30,684
Net occupancy and equipment expense	6,293	6,356	6,246
Professional fees	3,606	2,622	2,758
Data processing expense	1,565	1,452	1,679
FDIC insurance expense	964	1,066	1,224
Amortization of intangible assets	547	663	778
Other operating expense	5,520	5,332	5,591
Total noninterest expense	43,413	42,087	48,960
Income before income tax expense	25,553	25,253	21,748
Income tax expense (Includes $478 and $25 income tax expense reclassified from accumulated other comprehensive income for the year ended December 31, 2014 and 2013, respectively)	7,031	6,646	5,214
Net income	$18,522	$18,607	$16,534
Earnings per share:
Basic	$2.20	$2.19	$1.95
Diluted	$2.19	$2.18	$1.94
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013, and 2012
(in thousands)

	2014	2013	2012
Net income	$18,522	$18,607	$16,534

Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Unrealized holding gains (losses) arising during period	8,114	(15,920)	2,681
Reclassification adjustment for gains included in net income	(1,227)	(65)	(805)
Income tax (expense) benefit	(2,614)	5,984	(706)
Other comprehensive income (loss) on available for sale securities	4,273	(10,001)	1,170

Defined benefit pension:
Reclassification of pension plan expense due to plan settlement	—	—	5,968
Net loss arising during period	—	—	—
Amortization of net actuarial gains included in net periodic pension cost	—	—	—
Amortization of transition obligation included in net periodic pension cost	—	—	—
Income tax (expense) benefit	—	—	(2,226)
Other comprehensive income (loss) on defined benefit pension plan	—	—	3,742
Total other comprehensive income (loss)	$4,273	$(10,001)	$4,912
Comprehensive income	$22,795	$8,606	$21,446
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013, and 2012
(in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$—	$8,690	$80,333	$(2,312)	$63,645	$6,138	$156,494
Net income	—	—	—	—	16,534	—	16,534
Dividends paid on common stock ($0.36 per share)	—	—	—	—	(3,054)	—	(3,054)
Stock options exercised (55,986 shares)	—	—	(16)	593	—	—	577
Release/lapse of restriction on RSUs (15,810 shares)	—	—	(200)	213	—	—	13
Repurchase of common stock (104,518 shares)	—	—	—	(1,810)	—	—	(1,810)
Stock compensation	—	—	266	—	—	—	266
Other comprehensive income, net of tax	—	—	—	—	—	4,912	4,912
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	18,607	—	18,607
Dividends paid on common stock ($0.50 per share)	—	—	—	—	(4,259)	—	(4,259)
Stock options exercised (56,314 shares)	—	—	9	296	—	—	305
Release/lapse of restriction on RSUs (19,585 shares)	—	—	(270)	285	—	—	15
Repurchase of common stock (40,713 shares)	—	—	—	(967)	—	—	(967)
Stock compensation	—	—	384	—	—	—	384
Other comprehensive loss, net of tax	—	—	—	—	—	(10,001)	(10,001)
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	18,522	—	18,522
Dividends paid on common stock ($0.58 per share)	—	—	—	—	(4,868)	—	(4,868)
Stock options exercised (15,419 shares)	—	—	(26)	285	—	—	259
Release/lapse of restriction on RSUs (27,491 shares)	—	—	(436)	459	—	—	23
Repurchase of common stock (165,766 shares)	—	—	—	(3,987)	—	—	(3,987)
Stock compensation	—	—	493	—	—	—	493
Other comprehensive income, net of tax	—	—	—	—	—	4,273	4,273
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013, and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$18,522	$18,607	$16,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,350	2,379
Depreciation, amortization and accretion	4,226	5,162	5,422
(Gain) loss on sale of premises and equipment	1	3	(4,188)
Deferred income taxes	2,502	(1,454)	(54)
Stock-based compensation	493	384	266
Net gain on sale or call of available for sale securities	(1,227)	(65)	(805)
Net (gain) loss on sale of other real estate owned	(74)	115	(196)
Net gain on sale of loans held for sale	(507)	(1,237)	(2,157)
Writedown of other real estate owned	66	33	326
Other-than-temporary impairment of investment securities	—	—	345
Origination of loans held for sale	(42,410)	(82,282)	(152,389)
Proceeds from sales of loans held for sale	42,473	84,357	155,306
Recognition of previously deferred expense related to pension plan settlement	—	—	3,002
Pension plan contribution	—	—	(3,031)
(Increase) decrease in accrued interest receivable	(489)	(117)	130
Increase in cash value of bank-owned life insurance	(1,102)	(922)	(953)
Decrease in other assets	485	5,822	1,280
Decrease in deferred compensation liability	(76)	(86)	(88)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(819)	(1,410)	1,409
Net cash provided by operating activities	$23,264	$28,260	$22,538
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$33,457	$12,447	$18,307
Proceeds from maturities and calls of available for sale securities	64,669	103,200	130,432
Purchases of available for sale securities	(67,892)	(74,582)	(172,060)
Proceeds from maturities and calls of held to maturity securities	1,147	1,232	722
Purchases of held to maturity securities	(20,052)	(1,185)	(31,348)
Increase in loans	(45,911)	(54,477)	(53,560)
Decrease in loan pool participations, net	6,201	10,117	14,402
Purchases of premises and equipment	(12,320)	(4,521)	(3,518)
Proceeds from sale of other real estate owned	650	1,581	2,976
Proceeds from sale of premises and equipment	57	18	5,244
Proceeds from sale of assets held for sale	—	764	—
Proceeds of principal and earnings from bank-owned life insurance	488	—	—
Purchases of bank-owned life insurance	(7,930)	—	—
Net cash used in investing activities	$(47,436)	$(5,406)	$(88,403)
Cash flows from financing activities:
Net increase (decrease) in deposits	$33,600	$(24,791)	$93,091
Net increase (decrease) in federal funds purchased	11,926	5,482	(8,920)
Net (decrease) increase in securities sold under agreements to repurchase	(362)	(7,640)	20,536
Proceeds from Federal Home Loan Bank borrowings	26,000	166,000	20,000
Repayment of Federal Home Loan Bank borrowings	(39,900)	(179,300)	(40,000)
Stock options exercised	282	320	590
Dividends paid	(4,868)	(4,259)	(3,054)
Repurchase of common stock	(3,987)	(967)	(1,810)
Net cash (used in) provided by financing activities	$22,691	$(45,155)	$80,433
Net (decrease) increase in cash and cash equivalents	$(1,481)	$(22,301)	$14,568
Cash and cash equivalents:
Beginning of period	24,890	$47,191	$32,623
Ending balance	$23,409	$24,890	$47,191
Supplemental disclosures of cash flow information:
Cash payments for:
Interest paid on deposits and borrowings	$9,453	$12,842	$16,007
Income taxes	4,144	7,961	5,169
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$788	$221	$2,351
Transfer of property to assets held for sale	—	—	764
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: The Company is a bank holding company registered under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns 100% of the outstanding common stock of MidWestOne Bank, Iowa City, and 100% of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. MidWestOne Bank (“MidWestOne Bank” or the “Bank”) is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers in central and east-central Iowa. The Bank has office locations in Belle Plaine, Burlington, Cedar Falls, Conrad, Coralville, Davenport, Fairfield, Fort Madison, Melbourne, North English, North Liberty, Oskaloosa, Ottumwa, Parkersburg, Pella, Sigourney, Waterloo and West Liberty, Iowa. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management area of the Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing other management services to customers.

On November 20, 2014, the Company entered into merger agreement with Central Bancshares, Inc. ("Central"), a Minnesota corporation, pursuant to which Central will merge with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, will become a wholly-owned subsidiary of the Company. The merger agreement also provides that each of the outstanding shares of Central common stock will be converted into the right for each Central shareholder to receive its pro rata share of 2,723,083 shares of Company common stock and $64.0 million in cash. The corporate headquarters of the combined company will be Iowa City, Iowa. The merger is anticipated to be completed in the second quarter of 2015. (See Note 20. “Proposed Merger” for additional information.)

Accounting estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The U.S. economic environment in recent years has increased the degree of uncertainty inherent in these estimates.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other real estate owned: Real estate properties acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at least annually. Any write-downs in value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2014 and 2013.

Common stock: On October 18, 2011, our Board of Directors amended the Company’s then existing share repurchase program by increasing the remaining amount of authorized repurchases to $5.0 million, and extending the expiration of the program to December 31, 2012. We repurchased 57,151 shares of common stock during the fourth quarter of 2011 for an aggregate cost of $840,000. In 2012, we repurchased a total of 104,518 shares of common stock at a cost of $1.8 million.

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

On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the new program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of December 31, 2014. In 2014, we repurchased 165,766 shares of common stock at a cost of $4.0 million .

In addition, as part of the agreement with Central, the Company will issue 2,723,083 shares of Company common stock to Central’s shareholders upon consummation of the transaction, which is expected to occur in the second quarter of 2015.

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

The components of accumulated other comprehensive income, included in shareholders’ equity, net of tax, are as follows:

	Year Ended December 31,
	2014	2013	2012
(in thousands)
Unrealized gains on securities available for sale, net of tax	$5,322	$1,049	$11,050
Accumulated other comprehensive income, net of tax	$5,322	$1,049	$11,050

Recent Accounting Pronouncements
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Note 2.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2014
U.S. Government agencies and corporations	$49,392	$248	$265	$49,375
State and political subdivisions	187,276	8,113	190	195,199
Mortgage-backed securities	30,965	1,498	—	32,463
Collateralized mortgage obligations	147,412	813	2,093	146,132
Collateralized debt obligations	—	—	—	—
Corporate debt securities	48,656	188	103	48,741
Total debt securities	463,701	10,860	2,651	471,910
Other equity securities	2,686	380	34	3,032
Total investment securities	$466,387	$11,240	$2,685	$474,942

December 31, 2013
U.S. Government agencies and corporations	$45,279	$527	$867	$44,939
State and political subdivisions	207,734	5,625	2,563	210,796
Mortgage-backed securities	37,593	1,692	—	39,285
Collateralized mortgage obligations	171,714	1,003	3,494	169,223
Collateralized debt obligations	2,111	190	984	1,317
Corporate debt securities	29,802	284	142	29,944
Total debt securities	494,233	9,321	8,050	495,504
Other equity securities	2,659	453	55	3,057
Total investment securities	$496,892	$9,774	$8,105	$498,561

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2014
State and political subdivisions	$39,704	$370	$252	$39,822
Mortgage-backed securities	22	3	—	25
Collateralized mortgage obligations	8,531	—	233	8,298
Corporate debt securities	3,267	—	159	3,108
Total	$51,524	$373	$644	$51,253

December 31, 2013
State and political subdivisions	$19,888	$—	$1,326	$18,562
Mortgage-backed securities	28	3	—	31
Collateralized mortgage obligations	9,447	—	834	8,613
Corporate debt securities	3,262	—	277	2,985
Total	$32,625	$3	$2,437	$30,191

Investment securities with a market value of $200.7 million and $202.8 million at December 31, 2014 and 2013, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of December 31, 2014 and December 31, 2013. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents information pertaining to securities with gross unrealized losses as of December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	4	$9,946	$11	$15,018	$254	$24,964	$265
State and political subdivisions	46	3,024	18	10,728	172	13,752	190
Collateralized mortgage obligations	14	14,971	123	68,370	1,970	83,341	2,093
Corporate debt securities	7	23,024	50	3,400	53	26,424	103
Other equity securities	1	—	—	966	34	966	34
Total	72	$50,965	$202	$98,482	$2,483	$149,447	$2,685

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$21,977	$867	$—	$—	$21,977	$867
State and political subdivisions	171	54,153	2,331	1,799	232	55,952	2,563
Collateralized mortgage obligations	18	110,142	3,164	5,047	330	115,189	3,494
Collateralized debt obligations	3	—	—	934	984	934	984
Corporate debt securities	3	7,430	93	1,561	49	8,991	142
Other equity securities	1	945	55	—	—	945	55
Total	199	$194,647	$6,510	$9,341	$1,595	$203,988	$8,105

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	29	$5,322	$190	$9,144	$62	$14,466	$252
Collateralized mortgage obligations	1	—	—	8,298	233	8,298	233
Corporate debt securities	2	2,358	27	750	132	3,108	159
Total	32	$7,680	$217	$18,192	$427	$25,872	$644

		As of December 31, 2013
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	30	$17,420	$1,195	$1,142	$131	$18,562	$1,326
Collateralized mortgage obligations	1	8,613	834	—	—	8,613	834
Corporate debt securities	2	2,984	277	—	—	2,984	277
Total	33	$29,017	$2,306	$1,142	$131	$30,159	$2,437
The Company's assessment of other-than-temporary impairment ("OTTI") is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

factual information, including expected cash flows, the structure of the security, the creditworthiness of the issuer, the type of underlying assets and the current and anticipated market conditions.

As of December 31, 2014 and 2013, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Government National Mortgage Association (GNMA). The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.

At December 31, 2014, approximately 60% of the municipal obligations held by the Company were Iowa-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of December 31, 2014 and 2013.

At December 31, 2013, the Company owned five collateralized debt obligations (“CDOs”) backed by pools of trust preferred securities with an original cost basis of $8.8 million. The amortized cost of these securities as of that date totaled $2.1 million after OTTI charges have been recognized. During the quarter ended March 31, 2014, the Company sold these investment securities at a net gain of $0.8 million.

As of December 31, 2014, the Company owned $2.1 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the years ended December 31, 2014 and 2013, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to market prices that are above the Company's original purchase price.

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	Year Ended December 31,
	2014	2013
(in thousands)
Beginning balance	$6,639	$7,379
Additional credit losses:
Securities with no previous other than temporary impairment	—	—
Securities with previous other than temporary impairments	—	—
Reductions to credit losses:
Securities with previous other than temporary impairments, due to liquidation	—	(740)
Securities with previous other than temporary impairments, due to sale	(6,639)	—
Ending balance	$—	$6,639

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturity distribution of investment debt securities at December 31, 2014, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$22,476	$22,637	$190	$189
Due after one year through five years	122,371	124,385	2,750	2,723
Due after five years through ten years	102,908	107,773	17,829	17,905
Due after ten years	37,569	38,520	22,202	22,113
Debt securities without a single maturity date	178,377	178,595	8,553	8,323
Total	$463,701	$471,910	$51,524	$51,253

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans, and guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Other equity securities available for sale with an amortized cost of $2.7 million and a fair value of $3.0 million are also excluded from this table.

Proceeds from the sales of investment securities available for sale during 2014 were $33.5 million. During 2013 there were $12.4 million sales of investment securities available for sale, while in 2012 there were $18.3 million sales of investment securities available for sale.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at December 31, 2014 and December 31, 2013 was $8.6 million and $9.2 million, respectively, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB-Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values for this security, it is carried at cost and evaluated for potential impairment each quarter. No impairment charges have been recognized on these securities. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2014, 2013 and 2012, were as follows:

	Year Ended December 31,
	2014	2013	2012
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,463	$144	$424
Gross realized losses	(236)	(79)	—
Other-than-temporary impairment	—	—	(345)
	1,227	65	79
Equity securities:
Gross realized gains	—	—	381
Gross realized losses	—	—	—
Other-than-temporary impairment	—	—	—
	—	—	381
Total net realized gains and losses	$1,227	$65	$460

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans Receivable and the Allowance for Loan Losses

The composition of allowance for loan losses, loans, and loan pool participations by portfolio segment, as of and for the years ended December 31, 2014 and 2013, were as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	For the Years Ended December 31, 2014 and 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Allowance for loan losses:
Individually evaluated for impairment	$88	$206	$226	$623	$2	$—	$1,145
Collectively evaluated for impairment	1,418	5,574	4,173	2,544	321	1,188	15,218
Total	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Loans acquired with deteriorated credit quality (loan pool participations)	$—	$70	$669	$82	$9	$1,304	$2,134
Loans receivable
Individually evaluated for impairment	$3,027	$3,168	$3,916	$3,341	$34	$—	$13,486
Collectively evaluated for impairment	101,782	301,732	422,605	269,270	23,644	—	1,119,033
Total	$104,809	$304,900	$426,521	$272,611	$23,678	$—	$1,132,519
Loans acquired with deteriorated credit quality (loan pool participations)*	$4	$935	$14,246	$3,340	$12	$2,929	$21,466

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Allowance for loan losses:
Individually evaluated for impairment	$125	$559	$513	$220	$6	$—	$1,423
Collectively evaluated for impairment	1,233	4,421	4,781	2,965	269	1,087	14,756
Total	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$64	$627	$88	$6	$1,346	$2,134
Loans receivable
Individually evaluated for impairment	$3,146	$3,521	$5,079	$1,664	$50	$—	$13,460
Collectively evaluated for impairment	94,021	260,130	429,345	272,462	18,994	—	1,074,952
Total	$97,167	$263,651	$434,424	$274,126	$19,044	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)*	$49	$1,302	$18,168	$3,823	$18	$4,307	$27,667
* The amount shown as “Unallocated” represents the carrying value of other real estate owned within the loan pool participation portfolio total.
Loans with unpaid principal in the amount of $404.4 million at December 31, 2014 were pledged to the FHLB as collateral for borrowings.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses by portfolio segment, as of and for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	(26)	(685)	(165)	(409)	(76)	—	(1,361)
Recoveries	10	217	61	22	35	—	345
Provision	164	1,268	(791)	369	89	101	1,200
Ending balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(790)	(545)	(286)	(147)	—	(1,807)
Recoveries	36	70	479	67	27	—	679
Provision	335	1,101	(407)	397	39	(115)	1,350
Ending balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
2012
Beginning balance	$1,209	$5,380	$5,171	$3,501	$167	$248	$15,676
Charge-offs	—	(2,345)	(129)	(537)	(90)	—	(3,101)
Recoveries	507	423	24	31	18	—	1,003
Provision	(690)	1,141	701	12	261	954	2,379
Ending balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. All of the following factors are potential indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following tables set forth information on the Company's TDRs by class of financing receivable occurring during the stated periods:

	For the Year Ended December 31,
	2014			2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial and industrial
Amortization or maturity date change	1	1,405	1,405	10	1,546	1,546	1	551	551
Commercial real estate:
Farmland
Interest rate reduction	0	—	—	0	—	—	2	2,475	2,388
Commercial real estate-other
Amortization or maturity date change	0	—	—	2	165	136	0	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	285	292	2	164	169	0	—	—
Amortization or maturity date change	0	—	—	1	66	69	0	—	—
One- to four- family junior liens
Interest rate reduction	0	—	—	1	8	13	1	135	138
Total	2	$1,690	$1,697	16	$1,949	$1,933	4	$3,161	$3,077
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended December 31,
	2014		2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Amortization or maturity date change	0	—	0	—	1	$547
Commercial real estate:
Commercial real estate-other
Amortization or maturity date change	0	—	1	69	0	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	0	—	1	111	0	—
Total	0	$—	2	$180	1	$547
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Allowance for Loan and Lease Losses - Loan Pool Participations
The Company requires the maintenance of an adequate allowance for loan pool participation losses (“ALLL”) in order to cover estimated probable losses. Currently, charge-offs are netted against the income the Company receives, thus the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter’s charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer are greater than the loan pool ALLL, an additional provision is made to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer.

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

Loans Reviewed Collectively for Impairment
The Company utilizes the annualized average of portfolio loan (not loan pool participation) historical loss per risk category over a two year period of time. Supporting documentation for the technique used to develop the historical loss rate for each group of loans is required to be maintained. It is management’s assessment that the two year rate is most reflective of the estimated credit losses in the current loan pool portfolio.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s loans and loan pool participations by internally assigned credit quality indicators at December 31, 2014 and 2013:

	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
(in thousands)
2014
Agricultural	$98,096	$5,032	$1,681	$—	$—	$104,809
Commercial and industrial	273,290	7,468	22,350	—	—	303,108
Credit cards	1,240	6	—	—	—	1,246
Overdrafts	373	262	109	—	—	744
Commercial real estate:
Construction & development	56,963	1,151	1,269	—	—	59,383
Farmland	79,629	1,778	2,293	—	—	83,700
Multifamily	54,708	178	—	—	—	54,886
Commercial real estate-other	215,268	11,216	2,068	—	—	228,552
Total commercial real estate	406,568	14,323	5,630	—	—	426,521
Residential real estate:
One- to four- family first liens	211,390	3,933	3,991	—	—	219,314
One- to four- family junior liens	53,039	48	210	—	—	53,297
Total residential real estate	264,429	3,981	4,201	—	—	272,611
Consumer	23,431	8	41	—	—	23,480
Total	$1,067,427	$31,080	$34,012	$—	$—	$1,132,519
Loans acquired with deteriorated credit quality (loan pool participations)	$10,256	$—	$11,202	$—	$8	$21,466
2013
Agricultural	$93,187	$460	$3,520	$—	$—	$97,167
Commercial and industrial	239,485	11,097	11,786	—	—	262,368
Credit cards	1,010	1	17	—	—	1,028
Overdrafts	326	123	88	—	—	537
Commercial real estate:
Construction & development	56,112	14,984	1,493	—	—	72,589
Farmland	80,044	3,091	2,340	—	—	85,475
Multifamily	53,315	1,732	396	—	—	55,443
Commercial real estate-other	205,914	12,994	2,009	—	—	220,917
Total commercial real estate	395,385	32,801	6,238	—	—	434,424
Residential real estate:
One- to four- family first liens	213,815	3,994	2,859	—	—	220,668
One- to four- family junior liens	53,225	38	195	—	—	53,458
Total residential real estate	267,040	4,032	3,054	—	—	274,126
Consumer	18,643	57	62	—	—	18,762
Total	$1,015,076	$48,571	$24,765	$—	$—	$1,088,412
Loans acquired with deteriorated credit quality (loan pool participations)	$13,569	$—	$14,093	$—	$5	$27,667

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the amounts and categories of the Company’s impaired loans as of December 31, 2014 and 2013:

	As of December 31,
	2014			2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,410	$1,910	$—	$1,475	$1,975	$—
Commercial and industrial	2,169	2,270	—	1,919	2,020	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	49	176	—	132	601	—
Farmland	2,270	2,433	—	93	107	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	939	1,064	—	587	612	—
Total commercial real estate	3,258	3,673	—	812	1,320	—
Residential real estate:
One- to four- family first liens	535	773	—	622	741	—
One- to four- family junior liens	134	157	—	50	50	—
Total residential real estate	669	930	—	672	791	—
Consumer	6	22	—	10	26	—
Total	$7,512	$8,805	$—	$4,888	$6,132	$—
With an allowance recorded:
Agricultural	$1,617	$1,617	$88	$1,671	$1,671	$125
Commercial and industrial	999	999	206	1,602	1,657	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	34	34	34	7	7	3
Farmland	74	74	4	2,311	2,461	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	550	550	188	1,949	2,164	291
Total commercial real estate	658	658	226	4,267	4,632	513
Residential real estate:
One- to four- family first liens	2,600	2,600	594	902	902	170
One- to four- family junior liens	72	72	29	90	90	50
Total residential real estate	2,672	2,672	623	992	992	220
Consumer	28	28	2	40	40	6
Total	$5,974	$5,974	$1,145	$8,572	$8,992	$1,423
Total:
Agricultural	$3,027	$3,527	$88	$3,146	$3,646	$125
Commercial and industrial	3,168	3,269	206	3,521	3,677	559
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	83	210	34	139	608	3
Farmland	2,344	2,507	4	2,404	2,568	219
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,489	1,614	188	2,536	2,776	291
Total commercial real estate	3,916	4,331	226	5,079	5,952	513
Residential real estate:
One- to four- family first liens	3,135	3,373	594	1,524	1,643	170
One- to four- family junior liens	206	229	29	140	140	50
Total residential real estate	3,341	3,602	623	1,664	1,783	220
Consumer	34	50	2	50	66	6
Total	$13,486	$14,779	$1,145	$13,460	$15,124	$1,423

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the average recorded investment and interest income recognized for each category of the Company’s impaired loans during the stated periods:

	For the Year Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,413	$211	$1,128	$114	$1,600	$60
Commercial and industrial	2,234	160	2,025	76	965	52
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	49	—	149	21	316	—
Farmland	2,288	456	101	8	83	8
Multifamily	—	—	—	—	—	—
Commercial real estate-other	975	(3)	593	25	1,770	72
Total commercial real estate	3,312	453	843	54	2,169	80
Residential real estate:
One- to four- family first liens	547	32	669	14	143	4
One- to four- family junior liens	134	6	50	1	43	3
Total residential real estate	681	38	719	15	186	7
Consumer	8	—	12	—	16	—
Total	$7,648	$862	$4,727	$259	$4,936	$199
With an allowance recorded:
Agricultural	$1,627	$203	$1,681	$51	$1,723	$50
Commercial and industrial	1,044	104	1,697	75	1,044	36
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	35	3	7	—	526	30
Farmland	74	3	2,315	110	2,504	114
Multifamily	—	—	—	—	—	—
Commercial real estate-other	551	43	1,921	55	559	18
Total commercial real estate	660	49	4,243	165	3,589	162
Residential real estate:
One- to four- family first liens	2,612	203	909	38	645	33
One- to four- family junior liens	74	—	92	1	68	2
Total residential real estate	2,686	203	1,001	39	713	35
Consumer	31	5	41	2	24	2
Total	$6,048	$564	$8,663	$332	$7,093	$285
Total:
Agricultural	$3,040	$414	$2,809	$165	$3,323	$110
Commercial and industrial	3,278	264	3,722	151	2,009	88
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	84	3	156	21	842	30
Farmland	2,362	459	2,416	118	2,587	122
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,526	40	2,514	80	2,329	90
Total commercial real estate	3,972	502	5,086	219	5,758	242
Residential real estate:
One- to four- family first liens	3,159	235	1,578	52	788	37
One- to four- family junior liens	208	6	142	2	111	5
Total residential real estate	3,367	241	1,720	54	899	42
Consumer	39	5	53	2	40	2
Total	$13,696	$1,426	$13,390	$591	$12,029	$484

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition and past due status of the Company’s loans at December 31, 2014 and 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
2014
Agricultural	$58	$30	$—	$88	$104,721	$104,809	$—
Commercial and industrial	897	603	515	2,015	301,093	303,108	66
Credit cards	3	3	—	6	1,240	1,246	—
Overdrafts	104	2	4	110	634	744	—
Commercial real estate:
Construction & development	—	—	83	83	59,300	59,383	—
Farmland	503	—	—	503	83,197	83,700	—
Multifamily	—	—	—	—	54,886	54,886	—
Commercial real estate-other	168	57	1,200	1,425	227,127	228,552	—
Total commercial real estate	671	57	1,283	2,011	424,510	426,521	—
Residential real estate:
One- to four- family first liens	1,481	581	2,023	4,085	215,229	219,314	780
One- to four- family junior liens	105	48	192	345	52,952	53,297	—
Total residential real estate	1,586	629	2,215	4,430	268,181	272,611	780
Consumer	35	8	23	66	23,414	23,480	2
Total	$3,354	$1,332	$4,040	$8,726	$1,123,793	$1,132,519	$848
2013
Agricultural	$65	$23	$52	$140	$97,027	$97,167	$—
Commercial and industrial	610	876	960	2,446	259,922	262,368	213
Credit cards	—	1	17	18	1,010	1,028	17
Overdrafts	40	1	48	89	448	537	—
Commercial real estate:
Construction & development	84	—	56	140	72,449	72,589	—
Farmland	—	—	—	—	85,475	85,475	—
Multifamily	—	—	395	395	55,048	55,443	395
Commercial real estate-other	604	190	1,740	2,534	218,383	220,917	164
Total commercial real estate	688	190	2,191	3,069	431,355	434,424	559
Residential real estate:
One- to four- family first liens	1,891	869	984	3,744	216,924	220,668	540
One- to four- family junior liens	316	38	175	529	52,929	53,458	49
Total residential real estate	2,207	907	1,159	4,273	269,853	274,126	589
Consumer	17	62	36	115	18,647	18,762	7
Total	$3,627	$2,060	$4,463	$10,150	$1,078,262	$1,088,412	$1,385
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
(in thousands)
Agricultural	$—	$52
Commercial and industrial	479	746
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction & development	83	139
Farmland	24	29
Multifamily	—	—
Commercial real estate-other	1,200	1,576
Total commercial real estate	1,307	1,744
Residential real estate:
One- to four- family first liens	1,261	543
One- to four- family junior liens	192	126
Total residential real estate	1,453	669
Consumer	16	29
Total	$3,255	$3,240

As of December 31, 2014, the Company had no commitments to lend additional funds to borrowers who have had a TDR.

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2014 and 2013, is as follows:

	For the Year Ended December 31,
	2014	2013
(in thousands)
Balance at beginning of year	$25,533	$35,650
Principal payments	(4,724)	(8,687)
Net charge-offs	(1,477)	(1,430)
Balance at end of year	$19,332	$25,533
Total face value at end of year	$68,376	$80,902

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

The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value. As of December 31, 2014, approximately 70% of the loans were contractually current or less than 90 days past due, while 30% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 30% of loans contractually past due includes loans in litigation and foreclosed property.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated all loans under the ASC Topic 310 criteria as of December 31, 2014 and 2013 and determined that certain loans did not meet the criteria for level-yield income recognition required by ASC Topic 310. The outstanding balance of those loans was $65.0 million with a carrying value of $18.9 million as of December 31, 2014, and $76.9 million and $24.6 million, respectively, as of December 31, 2013. Income from these loans is realized on a cash basis, or when payments are actually received from the borrower.

The outstanding balances and carrying values as of December 31, 2014 and 2013, of the loans purchased that met the level-yield income recognition criteria under ASC Topic 310 are as follows:

	As of December 31,
	2014	2013
(in thousands)
Commercial	477	502
Real Estate:
1-4 family residences	201	229
Commercial	1,930	2,320
Total real estate	2,131	2,549
Total	$2,608	$3,051
Allowance	(56)	(48)
Carrying amount, net of allowance	$2,552	$3,003

Changes in accretable yield on the loans that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

	Accretable Yield December 31,
	2014	2013
(in thousands)
Balance at beginning of year	$2,244	$2,627
Additions	—	—
Accretions	(665)	(383)
Reclassifications to nonaccretable differences	—	—
Balance at end of year	$1,579	$2,244
Cash flows expected to be collected at acquisition	$7,913	$8,128
Basis in acquired loans at acquisition	$4,482	$4,638

Note 4.	Premises and Equipment

Premises and equipment as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
(in thousands)
Land	$4,836	$4,836
Buildings and leasehold improvements	29,942	30,278
Furniture and equipment	13,206	13,741
Construction in process	14,705	3,774
Premises and equipment	62,689	52,629
Accumulated depreciation and amortization	24,919	24,947
Premises and equipment, net	$37,770	$27,682

Premises and equipment depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $2.4 million and $2.3 million, respectively.

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

The trade name intangible is not amortized but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded on this asset in 2014, 2013, or 2012.

The following table summarizes the amounts and carrying values of intangible assets as of December 31, 2014 and 2013:

	Weighted	Gross		Unamortized
	Average	Carrying	Accumulated	Intangible
	Useful Life	Amount	Amortization	Assets
(dollars in thousands)	(years)
December 31, 2014
Other intangible assets:
Insurance agency intangible	7	$1,320	$956	$364
Core deposit premium	4	5,433	4,742	691
Trade name intangible	—	7,040	—	7,040
Customer list intangible	9	330	166	164
Total		$14,123	$5,864	$8,259

December 31, 2013
Other intangible assets:
Insurance agency intangible	8	$1,320	$850	$470
Core deposit premium	5	5,433	4,322	1,111
Trade name intangible	—	7,040	—	7,040
Customer list intangible	10	330	145	185
Total		$14,123	$5,317	$8,806

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Customer
	Agency	Deposit	List
	Intangible	Premium	Intangible	Totals
(in thousands)
Year ending December 31,
2015	$89	$321	$21	$431
2016	72	222	20	314
2017	55	123	19	197
2018	38	25	18	81
2019	21	—	17	38
Thereafter	89	—	69	158
Total	$364	$691	$164	$1,219

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Other Assets

The components of the Company’s other assets as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
(in thousands)
Federal Home Loan Bank Stock	$8,582	$9,226
Prepaid expenses	1,350	1,030
Mortgage servicing rights	2,308	2,298
Accounts receivable & other miscellaneous assets	1,835	2,006
	$14,075	$14,560

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $370.0 million and $362.9 million at December 31, 2014 and 2013, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 8.	Time Deposits

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2014 was $150.2 million.

At December 31, 2014, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2015	$267,510
2016	127,149
2017	60,174
2018	9,004
2019	9,177
Total	$473,014

The Company had $6.1 million and $12.9 million in brokered time deposits through the CDARS program as of December 31, 2014 and December 31, 2013, respectively. The CDARS program coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Note 9.	Short-Term Borrowings

At December 31, 2014 and 2013, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.8 million and $11.4 million, respectively. As of December 31, 2014, the Bank had $13.1 million of municipal securities pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured Federal Funds agreements with correspondent banks. As of December 31, 2014 and 2013 there were $17.4 million and $5.5 million borrowings through these correspondent bank federal funds agreements, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities sold under repurchase agreements are used by the Company to acquire funds from customers where the customer is required or desires to have its funds supported by collateral consisting of U.S. Treasury securities, U.S. Government agencies or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them within one to four days after the transaction date at that same price plus interest accrued at an agreed upon rate. As of December 31, 2014 and December 31, 2013, the Company’s balance of securities sold under repurchase agreements was $60.8 million and $61.2 million, respectively. The weighted average interest rate on these agreements was 0.21% at December 31, 2014 and 2013.

Note 10.	Federal Home Loan Bank Borrowings and Long-Term Debt

As a member of The Federal Home Loan Bank of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. As of December 31, 2014, the Bank had $263.4 million of collateral pledged to the FHLB. As of December 31, 2014 and 2013, Federal Home Loan Bank borrowings were as follows:

	Rates			Amount
	Minimum		Maximum	2014	2013
(in thousands)
Due in 2014	1.25%	to	3.40%	$—	$39,900
Due in 2015	2.06%	to	3.00%	20,000	20,000
Due in 2016	1.13%	to	2.46%	17,000	17,000
Due in 2017	1.09%	to	2.78%	10,000	10,000
Due in 2018	1.30%	to	1.83%	17,000	5,000
Due in 2019	1.42%	to	1.85%	17,000	10,000
Thereafter	1.52%	to	2.25%	12,000	5,000
Total				$93,000	$106,900

In connection with the Company’s merger with the Former MidWestOne in March 2008, the Company acquired $15.5 million in long-term subordinated debt from the Former MidwestOne’s issuance of a pooled trust preferred security. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, do not require any principal amortization and became callable on December 15, 2012 at par, and are callable in whole or in part, on any interest payment date thereafter, at the Company’s option. The interest rate on the trust preferred securities is variable based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At December 31, 2014, the interest rate on the debt was 1.83%. During 2014 the interest rate ranged from 1.83% to 1.82%. Interest expense recorded during 2014 and 2013 was $0.3 million.

Note 11.	Income Taxes

Income taxes for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	December 31,
	2014	2013	2012
(in thousands)
Current:
Federal	$3,573	$6,841	$4,165
State	956	1,259	1,103
Deferred	2,502	(1,454)	(54)
Total income tax provision	$7,031	$6,646	$5,214

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provisions for the years ended December 31, 2014, 2013 and 2012 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% for the years ended December 31, 2014 and 2013, and 34% for the year of 2012, to the income before income taxes because of the following items:

	2014	2013	2012
(in thousands)
Expected provision	$8,943	$8,839	$7,394
Tax-exempt interest	(2,520)	(2,345)	(2,213)
Bank-owned life insurance	(385)	(322)	(323)
State income taxes, net of federal income tax benefit	798	776	723
Non-deductible acquisition expenses	261	—	—
Other	(66)	(302)	(367)
Total income tax provision	$7,031	$6,646	$5,214

Net deferred tax assets as of December 31, 2014 and 2013 consisted of the following components:

	December 31,
	2014	2013
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,981	$7,753
Deferred compensation	1,022	1,076
Net operating losses	3,266	3,089
Impairment losses on securities	53	2,613
Other real estate owned	568	767
Nonaccrual interest	206	434
Other	1,072	931
Gross deferred tax assets	14,168	16,663

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	1,992	2,012
Federal Home Loan Bank stock	132	132
Purchase accounting adjustments	684	895
Mortgage servicing rights	875	871
Prepaid expenses	213	105
Unrealized gains on investment securities	3,234	620
Deferred loan fees	249	238
Other	253	315
Gross deferred tax liabilities	7,632	5,188
Net deferred income tax asset	6,536	11,475
Valuation allowance	3,458	3,281
Net deferred tax asset	$3,078	$8,194

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry forwards and certain impairment losses on investment securities. The Iowa net operating loss carry forwards amounting to approximately $38.2 million will expire in various amounts from 2018 to 2035. As of December 31, 2014 and 2013, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return, as well as certain impairment and capital losses on securities at the federal and state level, would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carry forwards and certain impairment losses on securities. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2014 and 2013.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Employee Benefit Plans

Prior to the Company’s merger with the Former MidWestOne, the Bank sponsored a noncontributory defined benefit pension plan for substantially all its employees. Effective December 31, 2007, the Bank elected to curtail the plan by limiting this employee benefit to those employees vested as of December 31, 2007. During the second quarter of 2012, the Company completed the liquidation of plan assets and full termination of the plan, including full benefit payout to plan participants. The total amount of the Company’s required contribution to fully fund the plan for liquidation was $6.1 million, pre-tax, which is included in Salaries and Employee Benefits expense on the 2012 consolidated statements of operations.

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The 401(k) contribution expense for this plan totaled $676,000, $647,000 and $667,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for this plan totaled $538,000, $609,000 and $635,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has a salary continuation plan for several officers and directors. These plans provide annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2014, 2013 and 2012 totaled $294,000, $350,000 and $359,000, respectively. To provide the retirement benefits, the Company carries life insurance policies which had cash values totaling $14.3 million, $13.9 million and $13.5 million at December 31, 2014, 2013 and 2012, respectively.

Note 13.	Stock Compensation Plans

The Company maintains the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “Plan”) as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 750,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2014 and 2013, 492,878 and 514,191 shares, respectively, of the Company’s common stock remained available for future awards under the Plan.

During 2014, the Company recognized $493,000 of stock based compensation expense, which consisted of $493,000 of expense related to restricted stock unit grants and no expense related to stock option grants. In comparison, during 2013, the Company recognized $384,000 of stock-based compensation expense, which consisted of $380,000 for restricted stock unit grants and $4,000 for stock option grants, while total stock-based compensation expense in 2012 was $266,000 which consisted of $234,000 for restricted stock unit grants and $32,000 for stock option grants.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity for the year ended December 31, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at December 31, 2013	47,590	$15.66
Granted	—	—
Exercised	(15,419)	18.50
Forfeited	—	—
Expired	(1,310)	19.50
Outstanding at December 31, 2014	30,861	$14.08	3.10	$455
Exercisable at December 31, 2014	30,861	$14.08	3.10	$455

During 2014, the Company received $282,000 of cash from the exercise of stock option awards and recorded a $8,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $109,000 from the exercise of these stock options during 2014. In comparison, Plan participants realized an intrinsic value of $362,000 and $278,000 from the exercise of stock options during 2013 and 2012, respectively. As of December 31, 2014, there were no remaining compensation costs related to nonvested stock options that have not yet been recognized.

There were no stock option awards granted in 2014, 2013, or 2012.

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

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2014:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2013	52,397	$18.24
Granted	26,100	24.61
Vested	(27,491)	17.02
Forfeited	(200)	19.10
Nonvested at December 31, 2014	50,806	$22.17

The fair value of restricted stock unit awards that vested during 2014 was $792,000, compared to $533,000 and $324,000 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $740,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.4 years.

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

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2014	2013	2012
(dollars in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$18,522	$18,607	$16,534

Denominator:
Weighted average shares outstanding	8,405,284	8,477,904	8,485,008
Basic earnings per common share	$2.20	$2.19	$1.95

Diluted earnings per common share computation
Numerator:
Net income	$18,522	$18,607	$16,534

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	8,433,296	8,525,119	8,527,544
Diluted earnings per common share	$2.19	$2.18	$1.94

Note 15.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. With the implementation of the Basel III Rules, which became effective on January 1, 2015, these capital requirements and the related prompt corrective action provisions, have increased. Based on the Company’s assessment of these new regulations, as of December 31, 2014, the Company and the Bank met the requirements necessary to be classified as well-capitalized under the new regulations.

Quantitative measures established by the regulations in effect on December 31, 2014, to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they were subject.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. To be categorized as well capitalized under those requirements, an institution had to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category, and management believes that the Bank will still be well capitalized under the revised requirements of Basel III. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2014, is presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At December 31, 2014:
Consolidated:
Total capital/risk based	$212,559	14.73%	$115,407	8.00%	N/A	N/A
Tier 1 capital/risk based	194,362	13.47	57,703	4.00	N/A	N/A
Tier 1 capital/adjusted average	194,362	10.85	71,647	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$197,018	13.75%	$114,624	8.00%	$143,280	10.00%
Tier 1 capital/risk based	179,098	12.50	57,312	4.00	85,968	6.00
Tier 1 capital/adjusted average	179,098	10.05	71,249	4.00	89,061	5.00
At December 31, 2013:
Consolidated:
Total capital/risk based	$200,714	14.62%	$109,812	8.00%	N/A	N/A
Tier 1 capital/risk based	183,361	13.36	54,906	4.00	N/A	N/A
Tier 1 capital/adjusted average	183,361	10.55	69,491	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$183,646	13.49%	$108,903	8.00%	$136,128	10.00%
Tier 1 capital/risk based	166,612	12.24	54,451	4.00	81,677	6.00
Tier 1 capital/adjusted average	166,612	9.65	69,063	4.00	86,329	5.00

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

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $1.8 million and $1.6 million as of December 31, 2014 and 2013, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2014 and 2013, is as follows:

	December 31,
	2014	2013
(in thousands)
Commitments to extend credit	$267,036	$263,887
Commitments to sell loans	801	357
Standby letters of credit	3,204	4,491
Total	$271,041	$268,735

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At both December 31, 2014 and 2013, the amount recorded as liabilities for the Bank’s potential obligations under these guarantees was $0.2 million.

Building commitments: The Bank is party to contractual agreements related to certain major building projects entered into in 2013, with a total original estimated cost of $29.8 million. As of December 31, 2014, an estimated $15.5 million remained to be paid on these contracts. The projects are scheduled for completion in 2016.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 62% of the loans are real estate loans and approximately 17% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. The carrying value of investment securities of Iowa political subdivisions totaled $135.3 million as of December 31, 2014. No individual municipality exceeded $5.0 million.

Note 17.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
(in thousands)
Balance, beginning	$22,392	$21,935
Net decrease due to change in related parties	(10,275)	(150)
Advances	2,420	2,310
Collections	(2,882)	(1,703)
Balance, ending	$11,655	$22,392

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $6.5 million and $7.3 million as of December 31, 2014 and 2013, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.
The Company has from time to time engaged Neumann Monson, P.C. (“Neumann Monson”), an architectural services firm headquartered in Iowa City for which Kevin Monson, Chairman of the Company, is President, Managing Partner and majority owner, to perform architectural and design services with respect to the Company's offices. During 2014 and 2013, the Company paid Neumann Monson $315,000 and $2,289,000, respectively, for such services. The engagement of Neumann Monson to provide the services described was reviewed by our Audit Committee, which also monitors the level of services by Neumann Monson on a periodic basis. Apart from the approval and monitoring process involving the Audit Committee, Neumann Monson was retained in the ordinary course of business and the Company believes that such services are provided to the Company on terms no less favorable than those that would have been realized in transactions with unaffiliated parties.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2014 and 2013. There were no liabilities subject to fair value measurement on a recurring basis as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$49,375	$—	$49,375	$—
State and political subdivisions	195,199	—	195,199	—
Mortgage-backed securities	32,463	—	32,463	—
Collateralized mortgage obligations	146,132	—	146,132	—
Corporate debt securities	48,741	—	48,741	—
Total available for sale debt securities	471,910	—	471,910	—
Other equity securities	3,032	3,032	—	—
Total securities available for sale	$474,942	$3,032	$471,910	$—

Mortgage servicing rights	$2,308	$—	$—	$2,308

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$44,939	$—	$44,939	$—
State and political subdivisions	210,796	—	210,796	—
Mortgage-backed securities	39,285	—	39,285	—
Collateralized mortgage obligations	169,223	—	169,223	—
Corporate debt securities	29,944	—	29,944	—
Collateralized debt obligations	1,317	—	—	1,317
Total available for sale debt securities	495,504	—	494,187	1,317
Other equity securities	3,057	3,057	—	—
Total securities available for sale	$498,561	$3,057	$494,187	$1,317

Mortgage servicing rights	$2,298	$—	$—	$2,298

There were no transfers of assets between levels of the fair value hierarchy during the years ended December 31, 2014 and 2013.

There have been no changes in valuation techniques used for any assets measured at fair value during the year ended December 31, 2014.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$1,317	$2,298	$755	$1,484
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	782	(243)	(18)	293
Included in other comprehensive income	794	—	822	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	253	—	521
Sales	(2,893)	—	—	—
Settlements	—	—	(242)	—
Ending Balance	$—	$2,308	$1,317	$2,298

In December 2013 the Company was notified by the trustee of one of the collateralized debt obligations it owns that the security was in the process of being liquidated. The Company recorded a receivable for the expected amount of the liquidation payment and wrote-off the book value of the security. The remaining five CDOs were sold in the first quarter of 2014 at a net gain of $0.8 million.

The following table presents the amount of gains and losses on Level 3 assets noted above which were included in earnings and other comprehensive income for the years ended December 31, 2014 and 2013 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	For the Years Ended December 31,
	2014		2013
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains (losses) for the period in earnings*	$—	$10	$(18)	$814

Change in unrealized losses for the period included in other comprehensive income	—	—	822	—
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Because many of these inputs are unobservable, the valuations are classified as Level 3.

Other Real Estate Owned (“OREO”) - OREO represents property acquired through foreclosures and settlements of loans. Property acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. The Company considers third party appraisals as well as independent fair value assessments from real estate brokers or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. The Company also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. Because many of these inputs are unobservable, the valuations are classified as Level 3.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the Company’s estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2014 and 2013, as more fully described above.

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Commercial and industrial	793	—	—	793
Commercial real estate:
Construction and development	49	—	—	49
Farmland	52	—	—	52
Commercial real estate-other	1,012	—	—	1,012
Total commercial real estate	1,113	—	—	1,113
Residential real estate:
One- to four- family first liens	1,427	—	—	1,427
One- to four- family junior liens	47	—	—	47
Total residential real estate	1,474	—	—	1,474
Consumer	32	—	—	32
Collateral dependent impaired loans	3,412	—	—	3,412
Other real estate owned	1,916	—	—	1,916

	Fair Value Measurement at December 31, 2013 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Commercial and industrial	1,043	—	—	1,043
Commercial real estate:
Construction and development	136	—	—	136
Farmland	65	—	—	65
Commercial real estate-other	1,786	—	—	1,786
Total commercial real estate	1,987	—	—	1,987
Residential real estate:
One- to four- family first liens	186	—	—	186
One- to four- family junior liens	30	—	—	30
Total residential real estate	216	—	—	216
Consumer	44	—	—	44
Collateral dependent impaired loans	3,290	—	—	3,290
Other real estate owned	1,770	—	—	1,770

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2014 and 2013. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the Bank’s capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$23,409	$23,409	$23,409	$—	$—
Investment securities:
Available for sale	474,942	474,942	3,032	471,910	—
Held to maturity	51,524	51,253	—	51,253	—
Total investment securities	526,466	526,195	3,032	523,163	—
Loans held for sale	801	812	—	—	812
Loans, net:
Agricultural	103,193	102,927	—	—	102,927
Commercial and industrial	297,048	295,886	—	—	295,886
Credit cards	1,206	1,206	—	—	1,206
Overdrafts	610	610	—	—	610
Commercial real estate:
Construction and development	58,665	58,764	—	—	58,764
Farmland	82,888	83,285	—	—	83,285
Multifamily	54,516	54,356	—	—	54,356
Commercial real estate-other	225,605	225,899	—	—	225,899
Total commercial real estate	421,674	422,304	—	—	422,304
Residential real estate:
One- to four- family first liens	216,338	216,326	—	—	216,326
One- to four- family junior liens	52,821	53,664	—	—	53,664
Total residential real estate	269,159	269,990	—	—	269,990
Consumer	23,266	23,362	—	—	23,362
Total loans, net	1,116,156	1,116,285	—	—	1,116,285
Loan pool participations, net	19,332	19,332	—	—	19,332
Accrued interest receivable	10,898	10,898	10,898	—	—
Federal Home Loan Bank stock	8,582	8,582	—	8,582	—
Mortgage servicing rights	2,308	2,308	—	—	2,308
Financial liabilities:
Deposits:
Non-interest-bearing demand	214,461	214,461	214,461	—	—
Interest-bearing checking	618,540	618,540	618,540	—	—
Savings	102,527	102,527	102,527	—	—
Certificates of deposit under $100,000	235,395	235,401	—	235,401	—
Certificates of deposit $100,000 and over	237,619	238,480	—	238,480	—
Total deposits	1,408,542	1,409,409	935,528	473,881	—
Federal funds purchased and securities sold under agreements to repurchase	78,229	78,229	78,229	—	—
Federal Home Loan Bank borrowings	93,000	93,051	—	—	93,051
Long-term debt	15,464	10,021	—	—	10,021
Accrued interest payable	863	863	863	—	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$24,890	$24,890	$24,890	$—	$—
Investment securities:
Available for sale	498,561	498,561	3,057	494,187	1,317
Held to maturity	32,625	30,191	—	30,191	—
Total investment securities	531,186	528,752	3,057	524,378	1,317
Loans held for sale	357	367	—	—	367
Loans, net:
Agricultural	95,712	95,609	—	—	95,609
Commercial and industrial	257,153	256,257	—	—	256,257
Credit cards	998	998	—	—	998
Overdrafts	415	415	—	—	415
Commercial real estate:
Construction and development	71,433	71,569	—	—	71,569
Farmland	84,387	85,058	—	—	85,058
Multifamily	54,883	54,953	—	—	54,953
Commercial real estate-other	217,993	219,213	—	—	219,213
Total commercial real estate	428,696	430,793	—	—	430,793
Residential real estate:
One- to four- family first liens	217,765	218,257	—	—	218,257
One- to four- family junior liens	52,903	53,798	—	—	53,798
Total residential real estate	270,668	272,055	—	—	272,055
Consumer	18,591	18,638	—	—	18,638
Total loans, net	1,072,233	1,074,765	—	—	1,074,765
Loan pool participations, net	25,533	25,533	—	—	25,533
Accrued interest receivable	10,409	10,409	10,409	—	—
Federal Home Loan Bank stock	9,226	9,226	—	9,226	—
Financial liabilities:
Deposits:
Non-interest bearing demand	222,359	222,359	222,359	—	—
Interest-bearing checking	592,673	592,673	592,673	—	—
Savings	94,559	94,559	94,559	—	—
Certificates of deposit under $100,000	256,283	256,549	—	256,549	—
Certificates of deposit $100,000 and over	209,068	209,543	—	209,543	—
Total deposits	1,374,942	1,375,683	909,591	466,092	—
Federal funds purchased and securities sold under agreements to repurchase	66,665	66,665	66,665	—	—
Federal Home Loan Bank borrowings	106,900	107,356	—	—	107,356
Long-term debt	15,464	9,872	—	—	9,872
Accrued interest payable	765	765	765	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2014, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2014	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans:
Commercial and industrial	793	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Construction & development	49	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Farmland	52	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Commercial real estate-other	1,012	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Residential real estate one- to four-	1,427	Modified appraised value	Third party appraisal	NM *	NM *	NM *
family first liens			Appraisal discount	NM *	NM *	NM *
Residential real estate one- to four-	47	Modified appraised value	Third party appraisal	NM *	NM *	NM *
family junior liens			Appraisal discount	NM *	NM *	NM *
Consumer	32	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Mortgage servicing rights	2,308	Discounted cash flows	Constant prepayment rate	7.49%	15.24%	8.64%
			Pretax discount rate	10.00%	13.00%	10.16%
Other real estate owned	1,916	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

The Company has invested in certain participation certificates of loan pools which are purchased, held and serviced by the third-party independent servicing corporation. The Company’s portfolio holds approximately 95% of participation interests in the pools

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization in Omaha, Nebraska, in which the Company participates. SRC’s owner holds the remaining interest. The Company does not have any ownership interest in or exert any control over SRC, and thus it is not included in the consolidated financial statements.

These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction), SRC’s due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, the Company’s management reviewed this information and decided if it wished to continue in the process. If the decision to consider a bid was made, SRC conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses and changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan on a cents-per-dollar (discounted price) basis based on SRC’s assessment of the recovery potential of each loan.

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

Note 20.	Proposed Merger

On November 20, 2014, the Company entered into merger agreement with Central Bancshares, Inc. ("Central"), a Minnesota corporation, pursuant to which Central will merge with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, will become a wholly-owned subsidiary of the Company. The merger is contingent upon the approval of the Company’s shareholders, regulators and certain customary closing conditions. The corporate headquarters of the combined company will be in Iowa City, Iowa.

Simultaneously with the execution of the merger agreement, the Company entered into a Shareholder Agreement with the John M. Morrison Revocable Trust #4, the holder of all of the outstanding shares of Central common stock, CBS LLC , the holder of all outstanding preferred securities of CBI Capital Trust III, Riverbank Insurance Center, Inc., the holder of all outstanding Class A units of Central Insurance Agency, LLC and John M. Morrison, an individual with common control over the above named entities. The merger is anticipated to be completed in the second quarter of 2015.

Subject to the terms and conditions of the merger agreement, each share of common stock of Central will automatically be converted into the right to receive a pro rata portion of (i) 2,723,083 shares of common stock of the Company and (ii) $64.0 million in cash, subject to certain adjustments as described in the merger agreement.

For further information, please refer to the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2014.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.	Parent Company Only Financial Information

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2014 and 2013 (parent company only):

	As of December 31,
	2014	2013
(in thousands)
Balance Sheets
Assets:
Cash	$5,942	$5,781
Investment in subsidiaries	193,600	177,190
Marketable equity securities, available for sale	2,066	2,111
Loan pool participations, net	1,964	3,409
Income tax receivable	—	75
Deferred income taxes	425	729
Other assets	5,010	4,447
Total assets	$209,007	$193,742
Liabilities and Shareholders’ Equity
Liabilities:
Long-term debt	$15,464	$15,464
Other liabilities	812	262
Total liabilities	16,276	15,726
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	8,690	8,690
Additional paid-in capital	80,537	80,506
Treasury stock	(6,945)	(3,702)
Retained earnings	105,127	91,473
Accumulated other comprehensive income	5,322	1,049
Total shareholders’ equity	192,731	178,016
Total liabilities and shareholders’ equity	$209,007	$193,742
The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2014, 2013, and 2012 (parent company only):

	Year Ended December 31,
	2014	2013	2012
(in thousands)
Statements of Income
Dividends received from subsidiaries	$8,500	$4,006	$5,520
Interest income and dividends on marketable equity securities	49	33	168
Interest and discount on loan pool participations	(293)	(940)	(2,149)
Investment securities gains	—	—	381
Interest on long-term debt	(281)	(296)	(656)
Operating expenses	(2,351)	(1,034)	(1,064)
Income before income taxes and equity in subsidiaries’ undistributed income	5,624	1,769	2,200
Income tax benefit	(807)	(890)	(1,355)
Income before equity in subsidiaries’ undistributed income	6,431	2,659	3,555
Equity in subsidiaries’ undistributed income	12,091	15,948	12,979
Net income	$18,522	$18,607	$16,534

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2014, 2013, and 2012 (parent company only):

	Year Ended December 31,
	2014	2013	2012
(in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$18,522	$18,607	$16,534
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries, net of dividends and distributions	(12,091)	(15,948)	(12,979)
Deferred income taxes	330	(583)	(106)
Investment securities gain	—	—	(381)
Stock based compensation	493	384	266
Increase in other assets	(488)	(232)	(158)
Increase (decrease) in other liabilities	550	(15)	4
Net cash provided by operating activities	7,316	2,213	3,180
Cash flows from investing activities
Proceeds from sales of investment securities	2	2	1,131
Purchase of investment securities	(29)	(24)	(1,192)
Loan participation pools, net	1,445	2,719	5,834
Net cash provided by investing activities	1,418	2,697	5,773
Cash flows from financing activities:
Stock options exercised	282	320	590
Repurchase of common stock	(3,987)	(967)	(1,810)
Dividends paid	(4,868)	(4,259)	(3,054)
Net cash used in financing activities	(8,573)	(4,906)	(4,274)
Increase in cash	161	4	4,679
Cash Balance:
Beginning	5,781	5,777	1,098
Ending	$5,942	$5,781	$5,777

Note 22.	Segment Reporting

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

Note 23.	Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2014, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2014 have been recognized in the consolidated financial statements for the period ended December 31, 2014. Events or transactions that provided evidence about conditions that did not exist at December 31, 2014, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2014. Because the merger with Central is not projected to close until the second quarter of 2015, none of the financial statements reflect any information relating to that transaction.

On January 21, 2015, the board of directors of the Company declared a cash dividend of $0.15 per share payable on March 16, 2015 to shareholders of record as of the close of business on February 27, 2015.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24.	Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2014
Interest income	$16,311	$15,996	$16,176	$15,921
Interest expense	2,407	2,429	2,321	2,394
Net interest income	13,904	13,567	13,855	13,527
Provision for loan losses	300	150	300	450
Noninterest income	3,534	4,006	3,556	4,217
Noninterest expense	11,563	10,819	10,639	10,392
Income before income taxes	5,575	6,604	6,472	6,902
Income tax expense	1,668	1,715	1,719	1,929
Net income	$3,907	$4,889	$4,753	$4,973
Net income per common share - basic	$0.46	$0.59	$0.56	$0.59
Net income per common share - diluted	$0.46	$0.59	$0.56	$0.58
2013
Interest income	$16,020	$16,116	$16,768	$17,190
Interest expense	2,723	2,851	3,159	3,399
Net interest income	13,297	13,265	13,609	13,791
Provision for loan losses	300	250	600	200
Noninterest income	3,234	3,800	3,713	3,981
Noninterest expense	10,225	10,283	10,585	10,994
Income before income taxes	6,006	6,532	6,137	6,578
Income tax expense	1,584	1,668	1,606	1,788
Net income	$4,422	$4,864	$4,531	$4,790
Net income per common share - basic	$0.52	$0.57	$0.54	$0.56
Net income per common share - diluted	$0.52	$0.57	$0.53	$0.56

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by McGladrey LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. McGladrey LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.
We have audited MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. MidWestOne Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, MidWestOne Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statement of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion.
/s/ McGladrey LLP
Cedar Rapids, Iowa
March 5, 2015

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except as described below, all directors will hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification, and until their respective successors are duly elected and qualified. Except as described with respect to Mr. Funk under “EXECUTIVE COMPENSATION-Potential Payments Upon Termination or Change in Control-Employment Agreements and Change of Control Agreements,” there are no arrangements or understandings between any of the directors or executive officers and any other person pursuant to which any of our directors or executive officers have been selected for their respective positions. No member of the board of directors or executive officer is related to any other nominee, appointee, member of the board of directors or executive officer. No director has been a director of another “public corporation” (i.e., subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) or of any investment company within the past five years.

	Term Expiring 2015

		Director
	Name of Individual	Since	Position with MidWestOne Financial
	Richard R. Donohue	2008(1)	Director of MidWestOne Financial & the Bank
	Patricia A. Heiden	2014	Director of MidWestOne Financial & the Bank
	Richard J. Schwab	2013	Director of MidWestOne Financial & the Bank
	Stephen L. West	1991	Director of MidWestOne Financial & the Bank

(1)
Mr. Donohue became a director of the Company upon completion of the merger with the former MidWestOne Financial Group, Inc. on March 14, 2008. He had been a director of the former MidWestOne Financial since 1999.

Term Expiring 2016

	Director
Name of Individual	Since	Position with MidWestOne Financial
Robert J. Latham	2011	Director of MidWestOne Financial & the Bank
Tracy S. McCormick	2011	Director of MidWestOne Financial
Kevin W. Monson	2005	Chairman of MidWestOne Financial & the Bank
John P. Pothoven	2009	Director of MidWestOne Financial & the Bank

	Term Expiring 2017

		Director
	Name of Individual	Since	Position with MidWestOne Financial
	Charles N. Funk	2000	Director, President and Chief Executive Officer of MidWestOne Financial and the Bank
	Barbara J. Kniff-McCulla	2010	Director of MidWestOne Financial & the Bank
	William N. Ruud	2013	Director of MidWestOne Financial
	R. Scott Zaiser	2008(1)	Director of MidWestOne Financial & the Bank

(1)
Mr. Zaiser became a director of the Company upon completion of the merger with the former MidWestOne Financial Group, Inc. on March 14, 2008. He had been a director of the former MidWestOne Financial since 2006.

Richard R. Donohue. Mr. Donohue, 65, is the former Managing Partner of TD&T CPAs and Advisors, P.C. in Cedar Rapids, Iowa, a certified public accounting firm in which he was involved in all phases of the practice. Mr. Donohue joined the board of directors of the former MidWestOne Financial in 1999. He became a director of the Company upon completion of our merger with the former MidWestOne Financial in March 2008. Mr. Donohue was appointed to the board of directors of the Bank in 2009. We consider Mr. Donohue to be a qualified candidate for service on the board, the Audit Committee, and the Nominating and Corporate Governance Committee due to his business and financial accounting expertise acquired as the managing partner of a certified public accounting firm, as well as his knowledge of and prominence in our market area.
Charles N. Funk. Mr. Funk, 60, is the President and Chief Executive Officer of MidWestOne Financial and the Bank. He joined the Bank in these same roles in November 2000. Prior to that, he held positions as President and Central Region Manager and Chief Investment Officer for Brenton Bank-Des Moines. Mr. Funk currently serves on the faculty of the Colorado Graduate School of Banking in Boulder, Colorado, and the Iowa School of Banking. Previously, he taught for the Stonier Graduate School of Banking at Georgetown University. He also serves on the board of directors of Iowa SourceMedia Group and of the American Bankers Association, and was the Chairman of the Iowa Bankers Association in 2010 - 2011. Mr. Funk graduated with a B.A. from William Jewell College. We consider Mr. Funk to be a qualified candidate for service on the board due to his extensive expertise in the financial services industry, particularly in the state of Iowa, and intimate knowledge of MidWestOne Financial’s business and operations and because of his role as the President and Chief Executive Officer of MidWestOne Financial and the Bank.
Patricia A. Heiden. Ms. Heiden, 61, is the Executive Director of Oaknoll Retirement Residence, an independent living, assisted living, and nursing home facility located in Iowa City, Iowa. Ms. Heiden became a director of the Company and the Bank in April 2014. We consider Ms. Heiden to be a qualified candidate for service on the board and the Nominating and Corporate Governance Committee due to her skills and expertise acquired as the executive director of a retirement community in the Iowa City market.
Barbara J. Kniff-McCulla. Ms. Kniff-McCulla, 58, is the owner and Chief Executive Officer of KLK Construction of Pella, Iowa, which is a contractor in the telecommunications industry. Ms. Kniff-McCulla became a director of the former MidWestOne Bank in 2005, of the Bank in August 2008 and of the Company in December 2010. We consider Ms. Kniff-McCulla to be a qualified candidate for service on the board and the Compensation Committee due to her skills and expertise acquired in founding and running a successful small business.
Robert J. Latham. Mr. Latham, 72, is the Chairman and President of Latham & Associates, Inc. in Cedar Rapids, Iowa, a utility analysis and consulting company, and is an economic and strategic analyst for the utility industry, with over 30 years of experience. Mr. Latham became a director of MidWestOne Financial and the Bank in 2011. He previously served on the board of directors of First National Bank in Iowa City, Iowa. He currently serves as Chairman of the Board of Peoples Trust and Savings Bank in Clive, Iowa. We consider Mr. Latham to be a qualified candidate for service on the board and the Compensation Committee due to his skills and expertise developed as a successful utility industry analyst, and his knowledge of and experience in the banking industry.
Tracy S. McCormick. Ms. McCormick, 54, is a retired Vice President in investment banking for J.P. Morgan & Co., Incorporated. Ms. McCormick is the daughter of our former Chairman and current Director Emeritus, W. Richard Summerwill, and became a director of MidWestOne Financial in 2011 following his retirement from the board. Ms. McCormick was educated at the University of Michigan and the London School of Economics and Political Science. We consider Ms. McCormick to be a qualified candidate for service on the board and the Audit Committee due to her skills and expertise developed in investment banking.
Kevin W. Monson. Mr. Monson, 63, is the Chairman of the Company and the Bank. He is the President, Managing Partner and largest shareholder of Neumann Monson, Inc., an architectural services firm headquartered in Iowa City. He became a director of the Company and the Bank in 2005. Mr. Monson is also the majority partner in Tower Partners, a real estate investment partnership. We consider Mr. Monson to be a qualified candidate for service on the board due to his skills and expertise developed as the head of a successful architectural firm, and his knowledge of and prominence in the Iowa City market.
John P. Pothoven. Mr. Pothoven, 72, is a retired executive of the Company and the Bank and their predecessors. Mr. Pothoven joined our board of directors in January 2009. He was a director of the former MidWestOne Financial from 1994 to 2008 and a director of the former MidWestOne Bank from 1976 until its merger with the Bank in August 2008. He also served as President and Chief Executive Officer of the former MidWestOne Bank from 1984 until its merger with the Bank in August 2008 and as Chairman of the former MidWestOne Bank from 1998 to 2005. We consider Mr. Pothoven to be a qualified candidate for service on the board due to his expertise in the financial services industry and intimate knowledge of MidWestOne Financial’s business, operations, and market areas resulting from his long tenure as an executive of the former MidWestOne Bank.
William N. Ruud. Dr. Ruud, 62, is the president of the University of Northern Iowa, located in Cedar Falls, Iowa. Dr. Ruud became a director of the Company in September 2013. We consider Dr. Ruud to be a qualified candidate for service on the board and the Compensation Committee due to his skills and expertise acquired as the president of a large public educational institution, as well as his past service on the board of directors of First Interstate Bank Corporation, Southern Idaho (now Wells Fargo) from 1994-1997.
Richard J. Schwab. Mr. Schwab, 63, is a self-employed entrepreneur, angel fund investor, real estate investor and business owner, and is also a certified public accountant. He became a director of the Company in July 2013. Mr. Schwab was a director of the Company from 2004 to 2008, and has been a director of the Bank since 2004. We consider Mr. Schwab to be a qualified candidate for service on the board and the Audit Committee and Nominating and Corporate Governance Committee due to his skills and expertise developed as an entrepreneur, and his knowledge of and prominence in the Iowa City market.
Stephen L. West. Mr. West, 69, is the majority owner and Chairman of West Music Company Inc., a musical instrument and supply store headquartered in Coralville, Iowa. He has been a director of the Company and the Bank since 1991. Mr. West is also the Treasurer of Accent LLC, a private-label musical instruments company, and the President of WestInvest, L.C., a family investment vehicle. We consider Mr. West to be a qualified candidate for service on the board, the Compensation Committee, and the Nominating and Corporate Governance Committee due to his skills and expertise acquired in positions of leadership at several institutions in MidWestOne Financial’s market areas.
R. Scott Zaiser. Mr. Zaiser, 54, is the President of Zaiser’s Landscaping, Inc. in Burlington, Iowa, which is a landscaping company specializing in the design and installation of landscaping for residential and commercial properties in southeastern Iowa and west central Illinois. Mr. Zaiser became a director of the former MidWestOne Bank in 2000 and became a director of the former MidWestOne Financial in 2006. He became a director of the Company upon completion of our merger with the former MidWestOne Financial in March 2008, and a director of the Bank in 2011. We consider Mr. Zaiser to be a qualified candidate for service on the board and the Audit Committee due to his skills and expertise acquired as the president of a successful small business, as well as his knowledge of the Burlington market.
In addition, Mr. W. Richard Summerwill, who had served on our board of directors since our formation in 1983 and served as our long-time Chief Executive Officer prior to our merger with the former MidWestOne Financial in March 2008, and Mr. John S. Koza, who also had served on our board of directors since our formation in 1983 and retired from the board in 2014, both currently serve as a non-voting Directors Emeriti.
Finally, in addition to the executive officers discussed above, the following individuals serve as executive officers of MidWestOne Financial:
Susan R. Evans. Ms. Evans, 57, is the Chief Operating Officer of the Company and the Bank. Ms. Evans joined MidWestOne Financial in 2001 as Vice President-Retail Banking of the Bank, and was appointed to her current role as Chief Operating Officer in August 2009. She has more than thirty years of banking experience, previously serving as Indianola Market President of Brenton Bank, Des Moines, as well as Retail Market and Sales Manager for U.S. Bank, Des Moines.
Kent L. Jehle. Mr. Jehle, 55, is the Executive Vice President and Chief Credit Officer of the Company and the Bank. He became the Company’s Executive Vice President and Chief Credit Officer upon consummation of our merger with the former MidWestOne Financial in March 2008. Prior to the merger, Mr. Jehle had been serving as the Bank’s Executive Vice President-Commercial Banking since 2004. He has been with the Company and the Bank since 1986.
Gary J. Ortale. Mr. Ortale, 64, is our Executive Vice President and Chief Financial Officer. He was appointed to such position in May 2009, after serving as our Interim Chief Financial Officer since January 2009. Prior to that time, he was the Senior Vice President and Chief Risk Officer of the Bank, a position he assumed upon consummation of our merger with the former MidWestOne Financial in March 2008. Prior to the merger, Mr. Ortale had been serving as the Treasurer of the Company and the Senior Vice President-Chief Financial Officer of the Bank since 2002. He began with the Company and the Bank as its Vice President and Controller in 1987. Mr. Ortale has a B.S. in accounting from Drake University.
James M. Cantrell. Mr. Cantrell, 55, is Vice President and Chief Risk Officer of the Company and Senior Vice President and Chief Risk Officer of the Bank. He joined the Company in July 2009, and was appointed to his current position. Prior to joining the Bank, he had been with Provident Bank in Baltimore, Maryland, since 2008, where he served as Senior Vice President and Director of Treasury Operations. In that capacity, he was responsible for management of asset/liability activities, investment portfolio accounting, and derivative activity and compliance. Prior to that, he was employed as the Senior Vice President and Treasurer of Mercantile-Safe Deposit and Trust Company in Baltimore, Maryland, where he had been employed since 2001. Mr. Cantrell has a B.A. in business and economics from Wittenberg University.

Audit Committee
In 2014, the Audit Committee was comprised of Messrs. Donohue (Chairman), Schwab, and Zaiser and Ms. McCormick, each of whom is considered to be “independent” under Nasdaq listing rules and the regulations of the SEC. It is anticipated that the composition of the Audit Committee will remain the same throughout 2015.The board of directors has determined that Mr. Donohue qualifies as an “audit committee financial expert” under the regulations of the SEC. The board has based this determination on Mr. Donohue’s education and his professional experience as the former managing partner of a certified public accounting firm.
The functions performed by the Audit Committee include, among other things, the following:

•	overseeing our accounting and financial reporting;

•	selecting, appointing and overseeing our independent registered public accounting firm;

•	reviewing actions by management on recommendations of the independent registered public accounting firm and internal auditors;

•	meeting with management, the internal auditors and the independent registered public accounting firm to review the effectiveness of our system of internal controls and internal audit procedures; and

•	reviewing reports of bank regulatory agencies and monitoring management’s compliance with recommendations contained in those reports.
To promote independence of the audit function, the Audit Committee consults separately and jointly with our independent registered public accounting firm, the internal auditors and management. We have adopted a written charter for the committee, which sets forth its duties and responsibilities. The current charter is available on our website at www.midwestone.com. In 2014, the committee met fourteen times.
Compensation Committee

During the early part of 2014, through the time of our annual shareholder meeting, the Compensation Committee of MidWestOne Financial Group Inc. (“MidWestOne Financial”) was comprised of Messrs. West (Chairman), Latham, Wersen and Ms. Kniff-McCulla. Upon Mr. Wersen’s retirement from the board of directors in April 2014, Director William Ruud was appointed to MidWestOne’s Compensation Committee and has served on the Committee since that time. Each individual served as an “independent” director as defined by Nasdaq listing requirements, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934. In this section, the term “Committee” refers to the Compensation Committee of our Board of Directors.
The Committee reviews the performance of our Chief Executive Officer, Charles N. Funk, and determines the salary and bonus paid to him. It also reviews and determines the salaries and bonuses paid to our other Named Executive Officers (“NEOs”). The Committee relies upon Mr. Funk’s assessment of each NEO’s individual performance, which considers, as applicable, the executive’s efforts in achieving his or her individual goals each year, the executive’s success in managing and developing employees, and the executive’s role in fostering and enhancing mutually beneficial relationships with customers. Individual goals for NEOs are established by Mr. Funk in consultation with each executive officer. The goals consider, and are intended to focus the executive’s efforts on, the strategic and financial objectives of the Company. Other members of senior management also provide the Committee with evaluations as to employee performance, guidance on establishing performance targets and objectives, and recommends salary and bonus levels and various equity incentive awards. The Committee also consults with management on matters relative to executive compensation and benefit plans where board or shareholder action is expected, including the adoption of new plans or the amendment of existing plans, and also works with management with respect to new or amended compensation-related policies. No executive officer participates in any recommendation, discussion, or decision with respect to his or her own compensation or benefits. Further, the Committee administers our equity incentive plans, our long-term incentive plans and our executive incentive bonus plans and, as a result, has ultimate responsibility for interpretation and oversight of those plans.
The Committee’s duties, responsibilities, and functions are further described in its charter. The Committee reviews its charter at least annually. It then recommends approval of the charter to the Company’s Board of Directors. The Committee’s charter is available on our website, www.midwestone.com. You may also request a copy of the charter in writing, addressed to the Compensation Committee Secretary at MidWestOne Bank, 102 South Clinton Street, PO Box 1700, Iowa City, IA 52244-1700.
The charter gives the Committee the authority to hire outside consultants and independent advisors to further its objectives and responsibilities. For the last several years and again in 2015, the Committee has retained the independent compensation consultant services of F.W. Cook & Co., Chicago, Illinois, to provide expertise and serve as a resource with respect to current market activities involving executive compensation practices and procedures, and also to help analyze our executive compensation practices and procedures. F.W. Cook & Co. provides no other services to the company and the Committee believes F.W. Cook & Co. is independent as determined under applicable Nasdaq guidance.
The Committee met four times during 2014. Mr. West also met as needed with internal staff members and members of management to assimilate compensation information.
Nominating and Corporate Governance Committee
We also have a Nominating and Corporate Governance Committee. In 2014, the members of the committee were Messrs.Schwab (Chairman), Donohue, and West and Ms. Heiden, each of whom is considered “independent” under Nasdaq listing rules. It is anticipated that the composition of the Nominating and Corporate Governance Committee will remain the same throughout 2015. The primary purposes of the committee are to identify and recommend individuals to serve on our board of directors and to review and monitor our policies, procedures and structure as they relate to corporate governance. We have adopted a written charter for the committee, which sets forth its duties and responsibilities. The current charter is available on our website at www.midwestone.com. In 2014, the committee met two times.
Code of Ethics
We have a code of conduct in place that applies to all of our directors, officers and employees. The code sets forth the standard of ethics that we expect all of our directors, officers and employees to follow, including our Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is posted on our website at www.midwestonefinancial.com. We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendment to or waiver of the code with respect to our Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on our website.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC. They are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms and, if appropriate, representations made to us by any reporting person concerning whether a Form 5 was required to be filed for 2014, we are not aware that any of our directors, executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2014, except as follows:

Name	Position Held	Late or Unfiled Report
Charles N. Funk	Director, President and Chief Executive Officer	Form 4 filed late
John P. Pothoven	Director	Form 4 filed late

SHAREHOLDER COMMUNICATIONS WITH THE BOARD AND
NOMINATION AND PROPOSAL PROCEDURES
General Communications with the Board
Shareholders may contact MidWestOne Financial’s board of directors by contacting the Corporate Secretary at MidWestOne Financial Group, Inc., 102 South Clinton Street, P.O. Box 1700, Iowa City, Iowa 52244-1700 or (319) 356-5800. All communications will be forwarded directly to either the Chairman of the Board, the chairman of the Audit Committee or the Chief Executive Officer, as appropriate, unless they are primarily commercial in nature or related to an improper or irrelevant topic.
Nominations for Director
Our procedures by which shareholders can nominate directors to our board did not change during the year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion & Analysis (“CD&A”) describes MidWestOne Financial’s compensation philosophy and policies as applicable to the NEOs listed in the Summary Compensation Table on page 131. This CD&A is intended to explain the structure and rationale associated with each material element of the executives’ total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following this CD&A.
It is important to understand that MidWestOne Financial and MidWestOne Bank share an executive management team. The members of the executive management team, including the NEOs, are compensated by the Bank, not by MidWestOne Financial. The compensation packages of the NEOs are determined and approved by the Compensation Committee based on the executives’ performance and roles for both MidWestOne Financial and MidWestOne Bank.
The Compensation Committee engaged the services of F.W. Cook & Co., an independent compensation consultant, to provide expertise and serve as a resource as the committee continually evaluates and analyzes our executive compensation program. In connection with its work for the committee during 2014, F.W. Cook assisted the committee with identifying an effective peer group of financial institutions in the Midwestern United States. The peer group companies were identified based on asset size, economic factors, and geographical area. Following a customary annual review of peer group companies, a change in early 2014 was made by replacing CFS Bancorp, which was acquired by First Merchants Corporation, with Isabella Bank Corp. The peer group included the following organizations in 2014:

• Bank Mutual Corporation, Milwaukee, WI	• Horizon Bancorp, Michigan City, IN
• BankFinancial Corporation, Burr Ridge, IL	• Isabella Bank Corp., Mt. Pleasant, MI
• Baylake Corp., Sturgeon Bay, WI	• Lakeland Financial Corporation, Warsaw, IN
• Enterprise Financial Services Corp., Clayton, MO	• MainSource Financial Group, Inc., Greensburg, IN
• First Financial Corporation, Terra Haute, IN	• MutualFirst Financial, Inc., Muncie, IN
• First Mid-Illinois Bancshares, Inc., Mattoon, IL	• QCR Holdings, Inc., Moline, IL
• German American Bancorp, Inc., Jasper, IN	• Waterstone Financial, Inc., Wauwatosa, WI
• Hawthorn Bancshares, Inc., Lees Summit, MO	• West Bancorporation, West Des Moines, IA
• Hills Bancorporation, Hills, IA
Named Executive Officers
Throughout this CD&A, and in the Summary Compensation Table that follows, we refer to our NEOs. With respect to 2014, the NEOs of MidWestOne Financial are Charles N. Funk, our President and Chief Executive Officer, Susan R. Evans, our Chief Operating Officer, Kent L. Jehle, our Executive Vice President and Chief Credit Officer, Gary J. Ortale, our Executive Vice President and Chief Financial Officer, and James M. Cantrell, our Vice President and Chief Risk Officer.
Our 2014 Performance
MidWestOne Financial achieved considerable success during 2014 by recording net income of $18.5 million or diluted earnings per share of $2.19. After adjusting for merger-related expenses, earnings for the year totaled $19.5 million, which was a fourth consecutive year of record earnings. The adjusted diluted earnings per share was $2.31. Financial trends were very positive for the Company with a return on assets of 1.05% and a return on average tangible common equity of 10.61%. The Company’s management has continued to target the efficiency ratio as a key component of measuring operating performance and the efficiency ratio has held relatively stable at 58.74% at MidWestOne Financial and, more importantly, at 54.59% for MidWestOne Bank. Asset quality improved slightly during the year with non-performing loans in the bank loan portfolio falling to 1.15% of total bank loans. Net charged-off loans were an exceptional 0.09% of total loans. Capital levels remain very strong with tangible common equity to total assets rising to 10.29% at year-end. The profitability and asset quality metrics rank in the top eight and top seven, respectively, of the bank’s peer group.

2014 Say-On-Pay
We received approximately 97% of votes cast in support of our executive compensation program during the 2014 annual shareholders meeting. MidWestOne Financial, the Board and the Committee pay careful attention to communications received from shareholders, including the results of these nonbinding, advisory say-on-pay votes. The Compensation Committee considered the results of the advisory vote, but not for specific 2014 compensation decisions. The Committee believes that the vote reflects our shareholders’ support of our compensation philosophy and the manner in which we compensate our NEOs. As such, the Committee did not alter our compensation philosophy as a result of the 2014 vote.
Regulatory Impact on Compensation
As a publicly-traded financial institution, MidWestOne Financial must contend with several often overlapping layers of regulations when considering and implementing compensation-related decisions. Although these regulations do not set specific parameters within which compensation decisions must be made, MidWestOne Financial and the Committee continue to be mindful of the risks that correlate with compensation programs designed to incentivize the achievement of targeted performance. As the regulatory focus on risk assessment has been heightened over the last several years, the incorporation of ongoing concepts of risk assessment into compensation decisions continues to be a key focus of the Committee in its decision making.
The Committee, with the assistance of its advisors and company management, continues to monitor the status of compensation-related rules and regulations expected to be finalized or issued under the Dodd-Frank Act. The Committee expects such regulatory activity to continue and remains attentive to its obligations with respect to our compensation programs. The Committee intends to maintain its readiness to adopt any future compensation programs which fully comply with such additional rules and regulations when finalized or issued.
In addition to the foregoing, as a publicly-traded corporation, MidWestOne Financial is also subject to the SEC's rules regarding risk assessment. These rules require a publicly-traded company to determine whether the structure and terms of its existing incentive compensation programs pose risks which are reasonably likely to have a material adverse effect on the Company. We do not believe that our programs pose risks that are reasonably likely to have a material adverse effect on MidWestOne Financial.
The Committee continues to take a prudent approach to the design and administration of its compensation practices by attempting to balance risk and reward when setting goals and objectives for MidWestOne executives. With this in mind, the Committee has regularly scheduled discussions to review various components of each named executive officer’s compensation while considering the regulatory framework applicable to MidWestOne Financial. The Committee continues to maintain policies and incentive compensation methods which effectively consider and manage risk-taking by those eligible to earn incentive compensation within the Company’s compensation plans. The Committee also believes that the framework of such policies and procedures limits the risk that any one employee could potentially undertake with respect to the manipulation of reporting of earnings in an effort to better his or her compensation.
Compensation Philosophy and Objectives
The Committee believes that, at their core, our executive compensation plans, programs and arrangements must clearly align with MidWestOne Financial’s achievement of sustained, long-term financial success and also with the overall goal of increasing shareholder value. All of MidWestOne Financial’s compensation programs are designed to attract and retain key employees, motivate them to achieve desired performance, and to reward them for excellent performance. The programs are not designed or intended to reward substandard, or even mediocre, performance results. Our executive compensation programs are intended to align the interests of management with those of our shareholders without creating undue risk to the Company. Compensation programs provide elements of both short and long-term performance with the goal of increasing shareholder value over the long term, but we place a greater focus on long-term performance as we believe that our shareholders more often take a long-term view with respect to their ownership in the Company. We believe that executive compensation should not be tied too closely to the short-term performance of our stock, whether favorable or unfavorable, because short-term changes to the price of our stock may be more closely related to general market issues, not necessarily our performance. Rather, we strive to design balanced goals that incorporate multiple levels of financial metrics including company or division performance results as such measures will more accurately reflect our performance. We continue to believe that executive compensation programs should reflect an environment of setting goals and expectations, and rewarding results, thus influencing the general compensation of all employees throughout the Company.
We also believe that the compensation programs of our named executives should reflect, in large part, success as a management team rather than as individuals, with focus on attaining key operating objectives with respect to loan, deposit, and total asset growth, asset quality, the growth and consistency of earnings, providing support to the many communities in which we do business, and ultimately an increased market price for our stock. Executive compensation programs are not designed or intended to provide our executives with incentives to engage in business activities or other conduct which would threaten the value of MidWestOne Financial or the investments of our shareholders. We believe that the performance of the executives, in consideration of the general economic, and specific company, industry, and competitive conditions, should be the basis for determining their overall compensation.
MidWestOne Financial’s executive compensation program is designed and structured to be consistent with the guiding philosophies, and to achieve the strategic objectives, as follows:

•	encourage a relatively consistent and competitive return to our shareholders;

•	maintain an environment which encourages and promotes stability and a long-term perspective for both the Company and our management team;

•	maintain a currently competitive compensation program, which is motivating for officers and staff members, giving us the flexibility to:

◦	ensure the performance and success of each individual in support of our current goals and strategic plan;

◦	allow the hiring and retention of key personnel who are critical to our long-term success;

◦	emphasize goal-based performance objectives, including various incentive compensation programs which are aligned with management’s strategic plan and focused efforts; and

◦	minimize, and eliminate when possible, any undue risk to the Company with respect to all compensation practices and programs;

•	provide consistent management practices which:

◦	fulfill appropriate and necessary oversight responsibility to the constituents of MidWestOne Financial (shareholders, customers, employees, regulators, and communities);

◦	maintain the highest level of ethical standards and conduct according to our overall corporate policies; and

◦	avoid any implied or real conflict between management’s responsibilities to the Company and each person’s personal interests.
Compensation Components
General. There are four major components to executive officer compensation: base salary, bonus, equity awards and additional benefits. The Committee’s decisions regarding each of these components for the NEOs are based in part on its subjective judgment and take into account qualitative and quantitative factors, as set forth in the following discussion. In reviewing an executive officer’s compensation, the Committee considers and evaluates all components of the officer’s total compensation package, including base salary, bonus, incentive stock awards, perquisites, participation in our non-qualified executive plans, participation in our 401(k) and ESOP plans, and any other payments, awards, or benefits that an officer earns. The Committee makes a concerted effort to give consideration to the research and analysis conducted by its compensation consultant, F.W. Cook, to ensure that MidWestOne’s executive officer total compensation is in line with its peers and that it remains competitive. Further, the Committee considers any amounts an officer is entitled to receive upon retirement, termination or a change-in-control event. The Committee strives to provide each executive officer with a competitive total compensation package.
MidWestOne Financial is a party to employment agreements with Mr. Funk, Ms. Evans and Messrs. Ortale and Jehle. In early 2015, MidWestOne Financial and Mr. Cantrell entered into an employment agreement in place of his change of control agreement. The Committee believes these agreements serve to attract and retain key executives to MidWestOne and that their terms allow each executive to focus on his or her significant individual contributions with the best interests of the Company in mind.
Base Salary. The Committee believes that competitive base salary received by an executive officer serves as a form of financial security to each individual, and enables the Company to maintain a stable management team, which in turn leads to a more stable corporate environment. The Committee believes that a consistent and motivated management team, made up of highly qualified executives, is key to the success of MidWestOne Financial. Therefore, base salary makes up the largest portion of the total compensation package
The Committee continues to evaluate the total compensation programs of our NEOs with consideration given to the importance of providing competitive pay and benefits in order to attract and retain key Officers. The Committee’s approach to this review considers the relative performance and compensation trends of our peer group companies, as well as individual performance of each executive officer and how his or her level of responsibility and respective key contributions are valued. As discussed above, the Committee, with the assistance of F.W. Cook , performs a customary review of base salary levels, on at least an annual basis, by comparing MidWestOne Financial’s compensation levels to those of its 17 regional peer companies. The Committee also acknowledges that the roles and responsibilities of our NEOs are substantial to the success of the Company and, therefore, the performance and respective compensation of our NEOs is critical to ongoing positive financial performance. The Committee generally strives to maintain a base salary position which is competitive and fair with respect to our regional peers, and, more specifically, aligns our NEOs’ compensation with our financial performance relative to our peer group, with a goal of ranking within the top one-third of this group when supported by performance.
Each NEO’s performance is evaluated by reviewing performance appraisal information and recommendations made available by management. This review considers each NEO’s achievement of individual goals and how his or her performance has contributed to the overall financial performance of MidWestOne Financial. Mr. Funk presents the performance evaluations and his recommendations for each NEO, other than himself, to the Committee. Mr. West, the Committee’s Chairperson, presents the same for Mr. Funk. Mr. Monson, the Chair of MidWestOne Financial’s Board of Directors also provides feedback to the Committee about Mr. Funk’s performance.
Generally, the Committee determines the annual base salaries for the coming year at the end of the prior calendar year. In determining these base salaries, we consider the same general factors discussed above including the evolving landscape of the banking environment regionally and nationally, the impact of the economy and increased regulation of our industry on our earnings, the return on average assets, and overall assets. The Committee also considers certain economic factors in the financial industry that are beyond the NEOs’ control. The Committee believes that MidWestOne Financial’s performance continues to compare favorably in several areas with other financial institutions, including those in our peer group.
Cash Incentive Awards-Bonus. The Committee also determines annual cash incentive awards for our NEOs with consideration to the performance results outlined in each executive’s bonus plan. In addition to the CEO and other NEOs, the remaining members of MidWestOne Bank’s senior management team are generally eligible for a bonus. Each bonus plan is designed to provide an incentive to achieve individual and corporate financial goals while considering the mitigation of any risks which may affect MidWestOne Financial’s overall financial performance. Generally speaking, thresholds and targets are set within each bonus plan so that improvement in each goal category is necessary in order to receive any or all of the bonus payout. In addition, the bonus plans of the NEOs include a “knock out” provision that requires the attainment of a minimum Company-wide performance goal in order to be able to receive any portion of the annual bonus. The Committee does, however, retain the discretion to increase or decrease the amount of a bonus if it determines that special circumstances existed during the year which warranted adjustment of any bonus amount.
The bonus and corresponding goal setting process occurs annually. Mr. Funk provides recommendations with respect to members of management other than himself, to Mr. West and Mr. Monson for initial review. Mr. West and Mr. Monson discuss Mr. Funk’s recommendations with members of the Compensation Committee and also consider factors applicable to Mr. Funk’s annual bonus. Mr. West then presents bonus recommendations to the Committee for approval.
In 2014, pursuant to our bonus plan, Mr. Funk was potentially eligible for an annual bonus equal to one-third of his salary, or $125,665. Based on his and the Company’s performance during 2014, Mr. Funk earned 91.5% of his bonus.
The components designated by the Committee, and the percentage of salary that the NEOs were eligible to earn for 2014 performance, were as follows:

Name	Profitability Net Operating Income/EPS	Peer Group Standing	Efficiency Ratio	Additional Individual Goals - Subjective	2014 Eligible Bonus (as % of Base Salary)
Charles N. Funk	40%	45%	10%	5%	33.3%
Susan R. Evans	40%	20%	20%	20%	25%
Kent L. Jehle	40%	50%	10%	—	25%
Gary J. Ortale	50%	25%	25%	—	25%
James M. Cantrell	50%	—	20%	30%	25%
Profitability, Net Operating Income and Earnings Per Share Component. The Committee believes that a profitability metric using net operating income and earnings per share are appropriate measures because each focuses on the financial performance of the Company, which in turn reflects shareholder value. Each NEO has a portion of his or her bonus tied to this metric. The Committee elected to use net operating income of $18.3 million and Earnings per Share of $2.16 as the 2014 targets.

As a “knock out” provision, if net operating income was not at least $16.5 million, no bonus was to be paid to the NEOs unless the Committee found special circumstances to warrant the payment of a bonus. Assuming the “knock out” threshold was exceeded, the NEOs would be eligible to receive 100% of the net operating income component of their bonuses if 2014 net operating income was at least $18.3 million and earnings per share was at least $2.16. Our 2014 net operating income was $18.5 million and our 2014 earnings per share was $2.19. Therefore, the NEOs earned 100% of this component.
Peer Group Standing Component. The Committee believes it is appropriate to incentivize our management team to ensure that the Company’s overall financial performance ranks in the top one-third of our 18 company peer group.  The Committee is committed to paying our NEOs in a competitive compensation range as we work toward the achievement of this goal.  The overall financial performance of MidWestOne with respect to its position within its peer group was a factor in determining the bonuses for Messrs. Funk, Jehle, and Ortale, and Ms. Evans, but was not a factor in determining Mr. Cantrell’s bonus.  If the Company’s 2014 overall financial performance (as measured by its relative position within its peer group) was within the top one-third of those respective peer institutions, our NEOs would be deemed to have achieved this component of the bonus plan.  The Committee determined that we met 80% of this goal for 2014 and, as such, the respective NEOs were awarded a percentage of their bonus for this component of the annual formula.
Efficiency Ratio. The Committee believes that expense control and efficiency of operations is a goal we must continually strive for in order to provide the best financial return for our shareholders. As such, the Committee deemed a bonus component in 2014 tied to continued improvement of our efficiency ratio to be merited. The Committee believes the efficiency ratio is a reliable metric on which to base a portion of the bonus because it reflects our relative cost of doing business. For 2014, Mr. Funk, Ms. Evans and Messrs. Ortale, Jehle, and Cantrell were asked to maintain MidWestOne Bank’s efficiency ratio at 56%. No payout would occur if MidWestOne Bank’s efficiency ratio, excluding costs associated with the pending transaction, was higher than 58%. As previously stated, the 2014 efficiency ratio for MidWestOne Bank was 54.59%. Also, MidWestOne Financial’s efficiency ratio, prior to adjustment for costs associated with the pending transaction was 58.74% and after such adjustment was 57.29%. As such, the Committee determined that our NEOs earned 100% of this component.
Additional Individual Performance Component. For 2014, additional individual goals were assigned to Messers. Funk and Cantrell and Ms. Evans and generally reflect additional corporate measures that are affected by that executive’s performance. The Committee generally assesses overall progress toward each goal while retaining the discretion to reward other aspects of a NEO’s performance during the year if it is merited. As such, if unforeseen circumstances should warrant a bonus being paid to an executive, the Committee is authorized to consider the treatment of how the bonus payment is made.
In determining whether each of the respective NEOs met his or her individual goals during 2014, and was therefore eligible for this additional component of his or her bonus plan, the Committee considered the following:

•
With respect to Mr. Funk, the committee considered his leadership in showing an increase to MidWestOne’s deposit growth above the state of Iowa average resulting in an increase in statewide market share.

•
With respect to Ms. Evans, the Committee considered her leadership in attaining commercial and agricultural loan growth, deposit growth above the state of Iowa average resulting in an increase in statewide market share, as well as her oversight of revenue enhancement initiatives resulting in a decrease in non-interest expense and the efficiency improvements of operations.

•
With respect to Mr. Cantrell, the Committee considered his leadership with ALCO, improvements to internal audit and loan review functional areas of the Bank, and continued tangible progress towards MidWestOne Bank’s enterprise risk management program.

In early 2015, the same bonus plan process was put in place with Mr. Funk and Mr. West presenting the executive bonus plans to the Committee. Bonus plans for each of the NEOs contained an established target percentage amount that each officer could potentially earn upon meeting the established corporate and where applicable, additional individual goals for the executive. A recommendation for 2015 bonus plans for the NEOs was presented to the Committee by Mr. West and Mr. Funk at its January 2015 meeting which included changes to target percentages more appropriately aligned with peer group compensation levels. The Compensation Committee approved the bonus plans unanimously.
Long-Term Incentive Awards-Equity Awards. The Board of Directors and the Committee believe in management ownership of our common stock as an effective means to align the interests of management with those of the shareholders. Our current long-term incentive plan (“the 2008 Equity Incentive Plan”), which was approved by our shareholders in March 2008, is intended to promote equity ownership in MidWestOne Financial by the directors and selected officers, to focus the management team on increasing value to the shareholders, to increase the plan participants’ proprietary interest in the success of MidWestOne Financial, and to encourage the retention of key employees for an extended period of time. The current Equity Incentive Plan authorizes the issuance of MidWestOne Financial’s common stock, including the granting of stock options and restricted stock units.
All equity awards are at the discretion of the Committee and are generally subjective in nature. The Committee considers the position of the NEO, the officer’s level of influence and the corresponding ability to contribute toward the success of MidWestOne Financial, individual and corporate performance and whether the respective goals were obtained, as well as the level of equity awards granted to individuals with similar positions at our peer companies.
The Committee typically approves equity awards in January of each year. The timing of the equity grants coincides with the completion of annual performance evaluations and development of current-year bonus plans. The Committee reserves the right to grant additional equity awards at other times of the year in connection with the appointment of any new directors or officers or to compensate key employees for other significant or notable achievements. Although the 2008 Equity Incentive Plan allows for the granting of various types of equity awards, for 2014 and 2015, the Committee chose to grant only restricted stock units to NEOs.
All Other Compensation. We provide general and customary benefit programs to executive officers and other employees. Benefits offered to executives are intended to serve a different purpose than base salary, bonus and equity awards. While the benefits offered are competitive with the marketplace and help to attract and retain executives and employees, the benefit programs also provide financial security for employees for retirement as well as unforeseen life events such as illness, disability, or death. The benefits offered to executive officers are generally those offered to other employees. There are some additional perquisites that may only be offered to executive officers. Due to the nature of benefits offered, the Committee does not adjust the level of benefits offered on a year-to-year basis. MidWestOne Financial will continue to offer benefits, the amount of which shall be determined from time-to-time at the sole discretion of the Committee, provided that such benefits are not determined by regulatory rules to be limited or prohibitive as outlined in their respective restrictions.
The following table illustrates benefits and perquisites we provide to employees, including our NEOs:

	Executive Officers	Other Officers / Managers	Full-Time Employees
Health Plans:
Life & Disability Insurance	X	X	X
Medical/Dental/Vision Plans	X	X	X
Retirement Plans:
401(k) Plan/Profit-Sharing	X	X	X
ESOP	X	X	X
SERP/Deferred Compensation Plan	X	X	Not Offered
Perquisites:
Automobile Allowance	As Duties Require	As Duties Require	Not Offered
Social Club Membership	As Duties Require	As Duties Require	Not Offered
401(k) Plan. MidWestOne Financial sponsors a tax-qualified, tax-exempt 401(k) retirement plan. The 401(k) plan is considered a defined contribution plan. American Trust & Savings Bank of Dubuque, Iowa administers the plan. American Trust’s services include general compliance advice, required testing, plan design, enrollment and distributions, and overall management of plan assets.
All employees are eligible to participate in this plan after meeting eligibility requirements pertaining to age and service. Eligible employees are permitted to contribute a portion of their own compensation up to a maximum dollar amount permitted by law. Participants may choose their own investments for their assets or they may elect a managed plan whereby a plan manager makes investment decisions on behalf of the participant according to the investment risk level the participant has chosen.
Pursuant to the plan, we provide a safe harbor matching contribution of a participant’s elective deferrals. The safe harbor match formula is calculated at 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation.
There is also a profit-sharing contribution component to the 401(k) plan which provides for an additional non-elective employer contribution to the retirement account of each participant. This contribution is discretionary and, if paid, is based on the

Company’s profitability in a given year, and is allocated to participants per plan terms based on their annual compensation. No profit-sharing contribution was made to the plan for 2014.
Employee Stock Ownership Plan. MidWestOne Financial sponsors a tax-qualified employee stock ownership plan, also known as the ESOP, designed primarily to reward eligible employees for their service to the Company in the form of a retirement benefit. As with the 401(k) plan, American Trust & Savings Bank of Dubuque, Iowa serves as the plan recordkeeper.
Any benefits payable under the ESOP are based solely upon the statutorily limited amounts contributed for the benefit of the participants, along with any changes in the value of those contributions while they are held in the ESOP. The ESOP does not permit or require any contributions by participating employees. Subject to certain exceptions under the law, contributions to the ESOP are fully vested after six years of service with the Company. MidWestOne Financial, the sponsor of the ESOP, makes an annual contribution which is allocated among all eligible employees of the Company, including executive officers. The ESOP contribution is calculated as a designated percentage of annual compensation each year. This contribution is discretionary in nature and is set and approved by the MidWestOne Financial Board of Directors each January. The Company’s ESOP contribution approved for 2014 was 3.75% of salary for all eligible participants.
Supplemental Executive Retirement Agreements (the “SERPs”). MidWestOne Financial provides certain of our executive officers with supplemental retirement benefits as an added incentive to remain with and focus on the long-term success of the Company. The supplemental retirement benefits are nonqualified deferred compensation arrangements. They are unfunded and unsecured promises of the Company to pay a benefit to each executive in the future. In the case of insolvency of the Company, the executives participating in such arrangements would be treated as general unsecured creditors of the Company. As such, we believe that these supplemental retirement agreements encourage our executive officers to think about, and work toward, the long-term health and success of MidWestOne Financial.
Mr. Funk, Ms. Evans and Messrs. Ortale and Jehle each participate in the supplemental retirement benefits. Pursuant to their individual agreements, they will each receive a set dollar amount upon a retirement from employment after attaining 65 years of age. Upon such a retirement, the executive’s benefit will be paid in a series of 180 monthly installments. At age 65, Mr. Funk will receive a monthly benefit equal to $2,083, Ms. Evans will receive a monthly benefit equal to $1,250, Mr. Ortale will receive a monthly benefit equal to $2,083, and Mr. Jehle will receive a monthly benefit equal to $1,250.
If the executive retires after attaining age 60, but before attaining age 65, he or she will receive a reduced benefit. If the executive retires before attaining age 60, he or she shall forfeit any right to a benefit under the supplemental retirement agreement. The agreements provide for a full death benefit in the case of the executive’s death while still employed by the Company.
In addition, Mr. Jehle participates in one other supplemental retirement benefit. Pursuant to this agreement, he will receive a set dollar amount upon a retirement from employment after attaining 60 years of age. Upon such a retirement, Mr. Jehle’s benefit will be paid in a series of 120 monthly installments. At age 60, Mr. Jehle will receive a monthly benefit equal to $833. The agreement provides for a full death benefit in the case of Mr. Jehle’s death while still employed by the Company.
As a condition to receiving the continued stream of monthly installments, the executives will be subject to restrictive covenants for a period of 60 months following any retirement which results in payment to him or her of a supplemental retirement benefit.
Other Perquisites. We believe that perquisites for executive officers should be very limited and conservative in nature, both in scope and value. Consistent with this philosophy, MidWestOne Financial has generally provided nominal benefits to executives that are not available to other full time Officers and employees. This approach to perquisites is anticipated to continue in the future. We provide country club memberships for all market presidents and certain commercial banking officers in each market up to a maximum amount of $2,500.00 annually. The country club benefit is for single memberships only and intended to extend the officer’s external visibility and resulting business opportunities in their home community. An additional perquisite for certain officers includes a company automobile based on the needs of business travel. Mr. Funk, Ms. Evans and Messrs. Ortale and Jehle have company cars assigned to them. We have disclosed the value of all perquisites to NEOs in the Summary Compensation Table even if these fall below the disclosure thresholds under the SEC rules. MidWestOne Financial will continue to offer limited perquisites, the amount of which shall be determined from time-to-time in the sole discretion of the Committee, provided that such perquisites are not considered to be restricted or prohibited by any compensation regulations.
Compensation Decisions
This section describes the decisions made by the Compensation Committee with respect to the compensation for NEOs for 2014 as well as certain decisions with respect to 2015 compensation.

Base Salary. We review the base salaries of the NEOs annually to determine whether or not they will be adjusted, as described above. The salaries for 2014, determined by the Compensation Committee at the end of 2013, are set forth in the Summary Compensation Table on page 131.
At the end of 2014, the Compensation Committee met to set base salaries for 2015. In determining those base salaries, the committee considered many of the same factors identified above. The total increase in base salaries for the NEOs for 2015 represented an increase of approximately 7.6% over 2014.
This table reflects base salaries of our NEOs which were earned in 2014 and those base salaries set for 2015:

Named Executive Officer	2014	2015
Charles N. Funk	$377,000	$410,000
Susan R. Evans	$240,000	$265,000
Kent L. Jehle	$236,000	$250,000
Gary J. Ortale	$215,000	$225,000
James M. Cantrell	$191,000	$205,000
Bonus. Our NEOs achieved the goals for earning a cash bonus established by the Compensation Committee and, therefore, were awarded cash bonuses as set forth below:

Name	Bonus Compensation Earned in 2014
Charles N. Funk	$114,983
Susan R. Evans	$54,300
Kent L. Jehle	$57,120
Gary J. Ortale	$51,063
James M. Cantrell	$46,318
In early 2015, the Compensation Committee agreed on the terms of our 2015 bonus plan. Pursuant to that plan, Mr. Funk is eligible to receive a bonus up to a maximum of 50% of his base salary, Ms. Evans up to 40% of her base salary, and Messrs. Cantrell, Ortale, and Jehle, eligible to receive a bonus up to a maximum of 33.33% of their base salary.
Equity Awards. We typically grant equity incentives to our eligible employees, including the NEOs, in January of each year. The incentive stock options and/or restricted stock units granted to the NEOs vest in equal installments over four years and are subject to forfeiture until vested. There are no additional restricted stock units awarded equal in value to the amount of dividends paid with respect to the underlying shares of common stock.
In January 2014, the Compensation Committee approved equity grants for its NEOs comprised solely of restricted stock units. The committee made the following awards:

•	Mr. Funk was awarded 5,000 restricted stock units.

•	Ms. Evans and Messrs. Ortale and Jehle each received 2,500 restricted stock units.

•	Mr. Cantrell was awarded 500 restricted stock units.
In January 2015, the Compensation Committee approved equity grants for its NEOs comprised solely of restricted stock units. The committee made the following awards:

•	Mr. Funk was awarded 5,000 restricted stock units.

•	Ms. Evans received 2,500 restricted stock units.

•	Messrs. Ortale, Jehle and Cantrell each received 1,500 stock units.
The restricted stock units granted to our NEOs will vest 25% on the first anniversary of the date of grant, 25% on the second anniversary, 25% on the third anniversary, and 25% on the fourth anniversary. There will be no dividend equivalents issued with respect to restricted stock units.
All Other Compensation. While the Compensation Committee reviews and monitors the level of other compensation offered to the NEOs, the committee typically does not adjust the level of benefits offered on an annual basis. The committee does consider the benefits and perquisites offered to the NEOs in its evaluation of the total compensation received by each. The perquisites received by the NEOs in 2014 are reported in the Summary Compensation Table on page 131. The benefits offered in 2014 to the NEOs are expected to continue for 2015, unless otherwise limited or prohibited by any regulatory rules.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the MidWestOne Financial board of directors has submitted the following report for inclusion in this 10-K:
The Compensation Committee has reviewed and approved the CD&A contained in this 10-K with management. Based on the committee’s discussion with management, the committee recommended that the board of directors approve and include the CD&A in this 10-K.
Submitted by:
The MidWestOne Financial Group, Inc. Compensation Committee
Stephen L. West, Chairman
Barbara J. Kniff-McCulla
Robert J. Latham
William N. Ruud
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information concerning the compensation of our NEOs, which consist of our Chief Executive Officer, Chief Financial Officer, and our three most highly compensated executive officers in 2014. Except as otherwise required pursuant to SEC rules, the table sets forth the following information for the years ended December 31, 2014, 2013, and 2012: (i) the dollar value of base salary and bonus earned; (ii) the aggregate grant date fair value of stock and option awards granted at any time computed in accordance with FASB ASC Topic 718; (iii) all other compensation; and (iv) the dollar value of total compensation.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings(2)	All Other Compen-sation(4)	Total Compen-sation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles N. Funk	2014	$377,000	—	$125,150	—	$114,983	$1,104	$28,060	$646,297
President and Chief	2013	$363,000	—	$68,550	—	$111,783	$977	$25,108	$569,418
Executive Officer	2012	$355,000	—	$94,899	—	$106,490	$858	$28,309	$585,556

Susan R. Evans	2014	$240,000	—	$62,575	—	$54,300	$932	$25,507	$383,314
Chief Operating Officer	2013	$229,000	—	$34,275	—	$53,376	$809	$25,748	$343,208
	2012	$223,000	—	$16,850	—	$50,733	$694	$26,616	$317,893

Kent L. Jehle	2014	$236,000	—	$62,575	—	$57,120	$622	$25,796	$382,113
Executive Vice President and	2013(3)	$227,500	—	$34,275	—	$52,609	$556	$24,164	$339,104
Chief Credit Officer	2012	$222,000	—	$16,850	—	$50,505	$495	$25,229	$315,079

Gary J. Ortale	2014	$215,000	—	$62,575	—	$51,063	$—	$28,469	$357,107
Executive Vice President and	2013	$207,500	—	$34,275	—	$49,930	$—	$28,482	$320,187
Chief Financial Officer	2012	$202,000	—	$16,850	—	$45,325	$8,411	$26,724	$299,310

James M. Cantrell	2014	$191,000	—	$12,515	—	$46,318	$—	$18,894	$268,727
Vice President and Chief Risk	2013	$186,200	—	$11,425	—	$27,092	$—	$16,059	$240,776
Officer	2012	$179,000	—	$8,425	—	$22,366	$—	$15,630	$225,421

(1)
The amounts set forth in the “Stock Awards” column and the “Option Awards” column reflect the grant date fair value of awards granted during the years ended December 31, 2014, 2013 and 2012, in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are set forth in Note 13 to our consolidated financial statements for the year ended December 31, 2014, which is located on pages 98 through 100 of our Annual Report on Form 10-K.

(2)
The amounts set forth in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column includes the change in the value of accrued benefits under the MidWestOne Bank Retirement Plan and above-market interest, as determined for proxy disclosure purposes only, accrued under the SERP during the year. The MidWestOne Bank Retirement Plan was liquidated in June 2012.

The 2014 amounts attributable to each are as follows:

Name	Change in Pension Value	Above-Market Interest	Change in Pension Value and Nonqualified Deferred Compensation Earnings
Charles N. Funk	$—	$1,104	$1,104
Susan R. Evans	$—	$932	$932
Kent L. Jehle	$—	$622	$622
Gary J. Ortale	$—	$—	$—
James M. Cantrell	$—	$—	$—

The 2013 amounts attributable to each are as follows:

Name	Change in Pension Value	Above-Market Interest	Change in Pension Value and Nonqualified Deferred Compensation Earnings
Charles N. Funk	$—	$977	$977
Susan R. Evans	$—	$809	$809
Kent L. Jehle	$—	$556	$556
Gary J. Ortale	$—	$—	$—
James M. Cantrell	$—	$—	$—

The 2012 amounts attributable to each are as follows:

Name	Change in Pension Value	Above-Market Interest	Change in Pension Value and Nonqualified Deferred Compensation Earnings
Charles N. Funk	$—	$858	$858
Susan R. Evans	$—	$694	$694
Kent L. Jehle	$—	$495	$495
Gary J. Ortale	$8,411	$—	$8,411
James M. Cantrell	$—	$—	$—

(3)
The amounts reflected in the “Non-Equity Incentive Plan Compensation” and “Total” columns for 2013 were incorrectly calculated and have been adjusted by $10,000 when compared to our prior disclosure of these amounts.

(4)	All other compensation for the NEOs attributable to fiscal 2014 is summarized below.

Name	Perquisites(i)	401(k) Match	Supplemental Retirement Contribution	ESOP Contribution	Total “All Other Compensation”
Charles N. Funk	$1,183	$10,400	$6,727	$9,750	$28,060
Susan R. Evans	$2,139	$9,927	$3,691	$9,750	$25,507
Kent L. Jehle	$1,895	$10,234	$3,917	$9,750	$25,796
Gary J. Ortale	$582	$8,808	$9,329	$9,750	$28,469
James M. Cantrell	$497	$10,219	$—	$8,178	$18,894

(i)	Includes the incremental cost related to the use of a Company-owned automobile for Messrs. Funk, Jehle, and Ortale and Ms. Evans, and the Company-paid dinner club membership dues for Mr. Funk.

Grants of Plan Based Awards

The following table provides information on equity grants awarded to our NEOs during 2014. All such grants were made under our 2008 Equity Incentive Plan, which is described in more detail in the CD&A.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: # of Shares of Stock or Units	All Other Option Awards: # of Securities Underlying Options	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock Unit Awards
		Threshold	Target	Maximum
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Charles N. Funk	2/15/2014	—	—	—	5,000	—	—	$125,150
		—	$125,665	—	—	—	—	—
Susan R. Evans	2/15/2014	—	—	—	2,500	—	—	$62,575
		—	$60,000	—	—	—	—	—
Kent L. Jehle	2/15/2014	—	—	—	2,500	—	—	$62,575
		—	$59,000	—	—	—	—	—
Gary J. Ortale	2/15/2014	—	—	—	2,500	—	—	$62,575
		—	$53,750	—	—	—	—	—
James M. Cantrell	2/15/2014	—	—	—	500	—	—	$12,515
		—	$47,750	—	—	—	—	—

(1)
The amounts set forth in the "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" columns reflect the threshold and target payouts for performance under the bonus plan as described in the section titled “Cash Incentive Awards-Bonuses” in the CD&A above. The amount earned by each NEO for 2014 performance is included in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning the exercisable and unexercisable stock options and restricted stock units at December 31, 2014, held by each NEO:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	# of Shares or Units of Stock that Have Not Vested(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Name	Exercisable	Unexercisable
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Charles N. Funk	6,000	—	$16.69	4/1/2018	—	—
	1,500	—	$9.34	1/22/2019	—	—
	—	—	—	—	11,366	$327,454
Susan R. Evans	500	—	$16.69	4/1/2018	—	—
	500	—	$9.34	1/22/2019	—	—
	1,200	—	$7.02	7/16/2019	—	—
	—	—	—	—	4,300	$123,883
Kent L. Jehle	3,000	—	$16.69	4/1/2018	—	—
	1,500	—	$9.34	1/22/2019	—	—
	—	—	—	—	4,300	$123,883
Gary J. Ortale	500	—	$16.69	4/1/2018	—	—
	500	—	$9.34	1/22/2019	—	—
	4,800	—	$7.02	7/16/2019	—	—
	—	—	—	—	4,300	$123,883
James M. Cantrell	—	—	—	—	1,215	$35,004

(1)	The table below shows the remaining vesting schedule for unvested restricted stock units granted on January 18, 2011.

Name	1/18/2015
Charles N. Funk	1,300
Susan R. Evans	175
Kent L. Jehle	175
Gary J. Ortale	175
James M. Cantrell	90
The table below shows the remaining vesting schedule for unvested restricted stock units granted on February 15, 2012.

Name	2/15/2015	2/15/2016
Charles N. Funk	1,408	1,408
Susan R. Evans	250	250
Kent L. Jehle	250	250
Gary J. Ortale	250	250
James M. Cantrell	125	125
The table below shows the remaining vesting schedule for unvested restricted stock units granted on February 15, 2013.

Name	2/15/2015	2/15/2016	2/15/2017
Charles N. Funk	750	750	750
Susan R. Evans	375	375	375
Kent L. Jehle	375	375	375
Gary J. Ortale	375	375	375
James M. Cantrell	125	125	125
The table below shows the remaining vesting schedule for unvested restricted stock units granted on February 15, 2014.

Name	2/15/2015	2/15/2016	2/15/2017	2/15/2018
Charles N. Funk	1,250	1,250	1,250	1,250
Susan R. Evans	625	625	625	625
Kent L. Jehle	625	625	625	625
Gary J. Ortale	625	625	625	625
James M. Cantrell	125	125	125	125

(2)	The market value of shares is based on a closing stock price of $28.81 on December 31, 2014.
Option Exercises and Stock Vested in 2014
The following table sets forth information concerning the exercise of options in 2014 by each NEO:

	Option Awards		Stock Awards
Name	# of Shares Acquired on Exercise	Value Realized Upon Exercise ($)(1)	# of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Charles N. Funk	2,000	$29,580	6,116	$154,923
Susan R. Evans	—	$—	1,425	$36,139
Kent L. Jehle	—	$—	1,425	$36,139
Gary J. Ortale	—	$—	1,425	$36,139
James M. Cantrell	—	$—	590	$14,967

(1)	Reflects amounts realized on April 29, 2014 and October 10,2014.

(2)	Reflects amounts realized on January 18, 2014, January 21, 2014, and February 15, 2014.

Nonqualified Deferred Compensation Table
The following table sets forth information concerning the benefits under the Company’s supplemental retirement agreements at December 31, 2014, to which each NEO is entitled.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(1) ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE(2) ($)
(a)	(b)	(c)	(d)	(e)	(f)
Charles N. Funk	—	$6,727	$9,513	—	$144,793
Susan R. Evans	—	$3,691	$3,837	—	$58,937
Kent L. Jehle	—	$3,917	$6,827	—	$103,414
Gary J. Ortale	—	$9,329	$14,163	—	$215,186
James M. Cantrell	—	$—	$—	—	$—

(1)
The “Aggregate Earnings in Last FY” column includes above-market interest also reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table for fiscal 2014. The above-market interest amounts are as follows: $1,104 for Mr. Funk; $932 for Ms. Evans; and $622 for Mr. Jehle.

(2)
The “Aggregate Balance at Last FYE” column includes above-market interest also reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table for fiscal years 2013 and 2012. The above-market interest amounts were as follows: $977 for Mr. Funk, $809 for Ms. Evans, and $556 for Mr. Jehle in fiscal 2013; and $858 for Mr. Funk, $694 for Ms. Evans, and $495 for Mr. Jehle in fiscal 2012.

Potential Payments Upon Termination or Change in Control
The following table sets forth information concerning potential payments and benefits under our compensation programs and benefit plans to which the NEOs would be entitled upon a termination of employment as of December 31, 2014. Ms. Evans and Messrs. Funk, Jehle, and Ortale would be eligible for termination-related benefits under their respective employment agreements and Mr. Cantrell would be eligible for termination-related benefits under his change of control agreement.
Except for payments and benefits provided by the employment agreements and change of control agreement, all other payments and benefits provided to any NEO upon termination of his or her employment are the same as the payments and benefits provided to other eligible employees of MidWestOne Financial. For purposes of estimating the value of certain equity awards we have assumed a price per share of our common stock of $28.81, which was the closing price of our stock on December 31, 2014, the last trading day of the year.

	Cash Severance Payments	Equity Incentive Plan (2)	SERP (3)
Charles N. Funk
Involuntary Termination(1)	$471,250	$—	$—
Voluntary Retirement after age 60	—	—	1,560
Death or Disability	—	327,454	2,083
Involuntary Termination in Connection with Change in Control	1,221,957	327,454	—
Susan R. Evans
Involuntary Termination(1)	$240,000	$—	$—
Death or Disability	—	123,883	1,250
Involuntary Termination in Connection with Change in Control	586,752	123,883	—
Kent L. Jehle
Involuntary Termination(1)	$236,000	$—	$—
Death or Disability	—	123,883	2,083
Involuntary Termination in Connection with Change in Control	577,218	123,883	—
Gary J. Ortale
Involuntary Termination(1)	$215,000	$—	$—
Voluntary Retirement after age 60	—	—	2,005
Death or Disability	—	123,883	2,083
Involuntary Termination in Connection with Change in Control	529,860	123,883	—
James M. Cantrell
Involuntary Termination(1)	$—	$—	$—
Death or Disability	—	35,004	—
Involuntary Termination in Connection with Change in Control	272,615	35,004	—

(1)
“Involuntary Termination” refers to a voluntary resignation by the executive for “good reason” or an involuntary termination by MidWestOne Financial other than for “cause” either of which occurs other than in connection with a change in control.

(2)
This column reflects the value of unvested restricted stock unit awards that would vest upon the executive's death or disability or the occurrence of a change in control, as well as the difference between exercise price and the closing price of our stock on December 31, 2014 with respect to any unvested stock options that would vest upon the occurrence of a change in control. None of these executives has yet attained “retirement” age, 65 years old, for purposes of accelerated vesting of his or her unvested stock options.

(3)
This column reflects the monthly benefit that would be paid if the executive had a termination of employment for the stated reasons as of December 31, 2014. The monthly amount would be paid to the executive in a series of 180 installments following a termination of employment. None of the executives has yet attained “retirement” age, 65 years old, for purposes of the SERP. However, because each is at least 60 years of age, Messrs. Funk and Ortale are eligible for the reduced “early retirement” benefit. If the executive’s estate elected to receive an early distribution, the monthly installments would be based on an accrued benefit for each of the executives equal to: Mr. Funk - $144,793; Ms. Evans - $58,937; Mr. Jehle - $103,414; and Mr. Ortale - $215,186.

Continued Health, Dental, and Vision Insurance. Pursuant to each applicable agreement, if an NEO terminated employment on December 31, 2014, he or she would be eligible to participate in our COBRA coverage program at the same monthly cost as would be charged to a continuing employee for comparable coverage. As of December 31, 2014, the incremental monthly cost of the continuing health, dental, and vision coverage on each executive’s current health, dental, and vision coverage elections was $190.22 for Mr. Funk, $406.57 for Ms. Evans, $404.08 for Mr. Jehle, and $425.66 for Messrs. Ortale and Cantrell.
Supplemental Retirement Agreements. As described above, Ms. Evans and Messrs. Funk, Ortale and Jehle each are party to a SERP. The “early” retirement benefit for each under such agreements is available for a termination of employment, other than for cause, on or after the executive attains age 60. As of December 31, 2014, only Mr. Ortale would have been eligible for the early retirement benefit, which is calculated based on the amount then accrued for accounting purposes, rather than the full monthly benefit described in the CD&A section above. Each of the NEOs, or his or her estate, would be eligible to receive a benefit upon the executive’s disability or death.
Accrued Pay and Regular Retirement Benefits. The NEOs would be eligible to receive payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued salary and PTO pay.

•
Distributions of plan balances under our 401(k) plan and the executive deferred compensation plan. See “Nonqualified Deferred Compensation” on page 135 for information on current account balances and an overview of the deferred compensation plan.

Retirement, Death and Disability. Generally speaking, and except as described with respect to the supplemental retirement benefits, a termination of employment due to retirement, death or disability does not entitle the NEOs to any payments or benefits that are not available to other employees. Following a termination due to death or disability, an employee (or his or her estate) shall be entitled to the following:

•	All unvested stock options shall become immediately 100% vested and an employee shall have a period of one (1) year following such termination during which to exercise his or her vested stock options.

•	Any unvested restricted stock units outstanding at the time of an employee’s termination due to death or disability shall become immediately 100% vested upon such termination.
As of the time of a termination of employment due to retirement at or after attaining age 65, all unvested stock options shall become immediately 100% vested.
Acceleration of Vesting Upon a Change in Control. All officers, including the NEOs, who receive stock options or restricted stock units under the 2008 Equity Incentive Plan will immediately vest in any unvested stock options and restricted stock units held by such an officer upon the occurrence of a change in control of MidWestOne Financial.
Employment Agreements and Change of Control Agreements. As is noted in the Compensation Discussion & Analysis above, MidWestOne Financial maintains employment and change of control agreements with our NEOs which were effective January 1, 2014. The rational for having employment and change of control agreements in place is to retain the employment of named executive officers, and the talent, skills, experience and expertise they provide to MidWestOne Financial. Retention of the current leadership team is a critical goal of the Committee and our Board as it protects MidWestOne Financial and the shareholders, provides stability and the type of skilled leadership needed in the current environment.
It should be noted that each of the five agreements described in this section includes a “cut back” provision that will limit, in the case of a payment due in connection with a change of control, any benefit paid thereunder to one dollar less than the amount that would result in an excise tax being imposed under the rules of Code Section 280G and 4999.
Employment Agreements - Ms. Evans and Messrs. Funk, Ortale and Jehle. The employment agreements have initial terms from January 1, 2013 through December 31, 2015. The term of each agreement will be automatically extended for an additional year beginning on January 1, 2015, and each January 1 thereafter, unless either party gives at least 90 days prior notice of non-renewal. Upon the occurrence of a change in control, the agreements will automatically remain in effect for two years following the change in control and will then terminate.
The employment agreements provided for 2014 annual base salaries of $377,000, $240,000, $215,000 and $236,000 for Mr. Funk, Ms. Evans, Mr. Ortale and Mr. Jehle, respectively. The base salaries will be reviewed annually and may be adjusted at the discretion of the Board. The agreements provide that the executives will be eligible to receive performance-based annual incentive bonuses, in accordance with MidWestOne Financial’s annual incentive plan, and also to receive employee benefits on as favorable a basis as other similarly situated senior executives of MidWestOne Financial. The executives are also permitted to use a company-provided automobile.
The employment agreements provide for severance benefits in the event the executive is terminated by MidWestOne Financial other than for cause or by the executive for good reason (“Termination”). For a Termination during the employment period that does not occur in connection with a change in control of MidWestOne Financial, Mr. Funk would be entitled to receive an amount equal to 125% of his base salary and Ms. Evans, Mr. Ortale and Mr. Jehle would be entitled to receive an amount equal to 100% of her or his base salary. For a Termination that occurs within six months before or within 24 months after a change in control of MidWestOne Financial (“Covered Period”), Mr. Funk would be entitled to receive an amount equal to 250% of his base salary plus bonus (“Base Compensation”) and Ms. Evans, Mr. Ortale and Mr. Jehle would be entitled to receive an amount equal to 200% of her or his Base Compensation. Any severance paid in connection with a Termination during a Covered Period would be paid in a single lump sum.
Following any Termination, whether or not occurring during a Covered Period, the executives and their eligible dependents would also be entitled to continued coverage under the medical and dental plans of MidWestOne Financial for so long as each was eligible to and did elect COBRA continuation coverage. Each executive would be required to pay an amount for such coverage that is the same as what an active employee pays for such coverage.
All severance benefits under the employment agreements are contingent upon the executive’s execution and non-revocation of a general release and waiver of claims against MidWestOne Financial. Further, all of the employment agreements contain restrictive covenants prohibiting the unauthorized disclosure of confidential information of MidWestOne Financial by the executives during and after their employment with MidWestOne Financial, and prohibiting the executives from competing with MidWestOne Financial and from soliciting its employees or customers during employment and after termination of employment for any reason. The non-competition and non-solicitation provisions apply for a period of 15 months following any termination of employment.
Change of Control Agreement - Mr. Cantrell. MidWestOne Financial maintains a change of control agreement effective January 1, 2013 with Mr. Cantrell. The initial term of the agreement begins on January 1, 2013 and continues through December 31, 2013. The agreement will automatically extend for additional 12-month periods unless terminated by either party at least three months prior to the end of the then-current term. If a change of control occurs during the term of the agreement (or within six months following the end of the term), the agreement will remain in effect for the 12-month period immediately following the change of control and will then terminate.
The agreement provides for severance benefits upon Mr. Cantrell’s Termination that occurs within six months before or within 12 months after a change of control of MidWestOne Financial. The amount of the severance benefit to which Mr. Cantrell would be entitled is equal to 125% of his Base Compensation. Mr. Cantrell and his eligible dependents would also be entitled to continued coverage under the medical and dental plans of MidWestOne Financial for so long as they were eligible to and did elect COBRA continuation coverage. Mr. Cantrell would be required to pay an amount for such coverage that is the same as what an active employee pays for such coverage.
All severance benefits under the change of control agreement are contingent upon Mr. Cantrell’s execution and non-revocation of a general release and waiver of claims against MidWestOne Financial. Further, the agreement contains restrictive covenants prohibiting the unauthorized disclosure of confidential information of MidWestOne Financial by Mr. Cantrell during and after his employment with MidWestOne Financial, and prohibiting Mr. Cantrell from competing with MidWestOne Financial and from soliciting its employees or customers during employment and after termination of employment for any reason. The non-competition and non-solicitation provisions apply for a period of 12 months following any termination of employment.
Employment Agreement - Mr. Cantrell. In early 2015, the Company and Mr. Cantrell entered into a new employment agreement which takes the place of Mr. Cantrell’s change of control agreement. The employment agreement has an initial term from January 1, 2015 through December 31, 2016. The term of the agreement will be automatically extended for an additional year beginning on January 1, 2017, and each 12 months thereafter, unless either party gives at least 90 days prior notice of non-renewal. Upon the occurrence of a change in control, the agreement will automatically remain in effect for two years and will then terminate. The terms of Mr. Cantrell’s agreement are similar in all material respects to the agreements of Ms. Evans, and Messrs. Ortale and Jehle.

DIRECTOR COMPENSATION
In 2014, each director, with the exception of Mr. Funk (who was our only employee-director), was paid an annual retainer of $6,500 and received a fee of $2,000 for each regular board meeting attended. Mr. Monson, as the chairman, received an annual retainer fee of $8,000. In addition, when committee meetings were held on a day in which there was no full board meeting, directors received $500 for each Audit Committee and Compensation Committee meeting attended, and $250 for each meeting of the Nominating and Corporate Governance Committee. The chairman of each of those committees also received an additional $250 for each such meeting. If a committee meeting was on the same day as a scheduled board meeting, the directors received $150 for each committee meeting attended and the chairman received $200 for each such meeting.
In 2014, we also awarded each director of MidWestOne Financial, other than Mr. Funk, 500 restricted stock units. Additionally, in January of 2015, we awarded 500 restricted stock units to each non-employee director, with an estimated effective date of May 15, 2015. All of these awards vest after one year.
The following table shows compensation information for MidWestOne Financial’s directors who received director fees in 2014.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Richard R. Donohue	$26,175	$11,525	—	$2,418	$10,550	$50,668
Patricia A. Heiden(5)	$11,425	$11,525	—	—	$6,900	$29,850
Barbara J. Kniff-McCulla	$17,675	$11,525	—	—	$9,900	$39,100
John S. Koza(6)	$6,842	$—	—	—	$2,366	$9,208
Robert J. Latham	$17,675	$11,525	—	—	$12,525	$41,725
Tracy S. McCormick	$23,225	$11,525	—	—	$950	$35,700
Kevin W. Monson	$17,500	$11,525	—	—	$12,350	$41,375
John P. Pothoven	$15,625	$11,525	—	—	$11,925	$39,075
William N. Ruud	$17,375	$11,525	—	—	$—	$28,900
Richard J. Schwab	$21,375	$11,525	—	—	$13,875	$46,775
Robert D. Wersen(6)	$6,842	$—	—	—	$2,950	$9,792
Stephen L. West	$19,175	$11,525	—	—	$9,600	$40,300
R. Scott Zaiser	$21,975	$11,525	—	$599	$11,975	$46,074

(1)
As our President and Chief Executive Officer, Mr. Funk receives no additional compensation for service on our board of directors. His compensation is included in the Executive Compensation section of this 10-K found on pages 131 to 138.

(2)
W. Richard Summerwill serves as Director Emeritus. In his role as Director Emeritus, Mr. Summerwill is entitled to receive $250 per Bank board meeting attended and $500 per Company board meeting attended. During 2014, Mr. Summerwill received $2,250 for attending Bank board meetings and $1,000 for attending Company board meetings.

(3)	The amounts set forth in the “Stock Awards” column reflect the grant date fair value of restricted stock units awarded on May 15, 2014 valued in accordance with FASB ASC Topic 718.

(4)	Amounts reported include above-market interest, as determined for purposes of proxy disclosure rules only, accrued under the Director Deferred Fee Plan during the year.

(5)	Ms. Heiden joined the Board in April 2014.

(6)	Messrs. Koza and Wersen resigned from the Board in April 2014.

The table below summarizes each non-employee director’s outstanding equity awards as of December 31, 2014.

		Option Awards
Name	Stock Awards	Exercisable	Unexercisable
Richard R. Donohue	815	—	—
Patricia A. Heiden	500	—	—
Barbara J. Kniff-McCulla	815	2,669	—
John S. Koza	—	—	—
Robert J. Latham	815	—	—
Tracy S. McCormick	815	—	—
Kevin W. Monson	815	—	—
John P. Pothoven	815	—	—
William N. Ruud	500	—	—
Richard J. Schwab	500	—	—
Robert D. Wersen	—	—	—
Stephen L. West	815	—	—
R. Scott Zaiser	815	3,047	—
Compensation Committee Interlocks and Insider Participation
As discussed earlier, during the early part of 2014, the Compensation Committee of MidWestOne Financial Group Inc. (“MidWestOne Financial”) through the time of our annual shareholder meeting, was comprised of Messrs. West (Chairman), Latham, Wersen and Ms. Kniff-McCulla. Upon Mr. Wersen’s retirement from the board of directors in April 2014, Director William Ruud was appointed to MidWestOne’s Compensation Committee and has served on the Committee since that time. None of these individuals were an officer or employee of MidWestOne Financial or its subsidiaries in 2014, and none of these individuals is a former officer or employee of the organization. In addition, no executive officer served on the board of directors or compensation committee of any other corporation with respect to which any member of our Compensation Committee was engaged as an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information with respect to the beneficial ownership of our common stock at February 27, 2015, by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each director as of February 27, 2015, by each NEO, and by all directors and executive officers of MidWestOne Financial as a group. Beneficial ownership has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership of securities within 60 days of February 27, 2015.

Name of Individual or Number of Individuals in Group	Amount and Nature of Beneficial Ownership (1,2)		Percent of Class
Directors:
Charles N. Funk	80,790	(3)	1.0%
Richard R. Donohue	31,330	(4)	*
Patricia A. Heiden	110		*
Barbara J. Kniff-McCulla	6,577	(5)	*
Robert J. Latham	126,048	(6)	1.5%
Tracy S. McCormick	81,504		1.0%
Kevin W. Monson	74,500		*
John P. Pothoven	83,087	(7)	1.0%
William N. Ruud	—		*
Richard J. Schwab	3,059	(8)	*
Stephen L. West	27,750		*
R. Scott Zaiser	10,887	(9)	*
Other Named Executive Officers
Susan R. Evans	14,561	(10)	*
Kent L. Jehle	27,858	(11)	*
Gary J. Ortale	23,409	(12)	*
James M. Cantrell	4,944	(13)	*
All directors and executive officers as a group (16 persons)	596,414		7.1%

*    Indicates that the individual or entity owns less than one percent of MidWestOne Financial’s common stock.

(1)	The total number of shares of common stock issued and outstanding on February 27, 2015, was 8,370,309.

(2)
The information contained in this column is based upon information furnished to us by the persons named above and as shown on our transfer records. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power.

(3)	Includes 2,897 shares allocated to his ESOP account. Also includes options to purchase 7,500 shares of common stock exercisable within 60 days of February 27, 2015.

(4)	Includes 19,375 shares owned by Mr. Donohue’s spouse.

(5)	Includes 3,843 shares held in a revocable grantor trust. Also includes options to purchase 2,669 shares of common stock exercisable within 60 days of February 27, 2015.

(6)
Includes 8,077 shares owned by Mr. Latham’s spouse in an IRA account, 4,725 shares held in a trust by Mr. Latham’s spouse, and 19,405 shares held in an IRA for Mr. Latham. 54,181 shares are pledged in respect to a lending arrangement.

(7)	Includes 300 shares owned as custodian for a grandchild and 50,005 shares held in an IRA. Also includes 3,790 shares owned by Mr. Pothoven’s spouse, and 1,488 shares in his spouse’s ESOP account.

(8)	Includes 2,559 shares held in an IRA for Mr. Schwab.

(9)	Includes 121 shares owned by a corporation over which Mr. Zaiser has control. Also includes options to purchase 3,047 shares of common stock exercisable within 60 days of February 27, 2015.

(10)	Includes 2,323 shares allocated to her ESOP account. Also includes options to purchase 2,200 shares of common stock exercisable within 60 days of February 27, 2015.

(11)
Includes 2,623 shares allocated to his ESOP account, 2,300 shares held in an IRA, 1,000 shares held by his spouse, and 7,400 shares owned by a family limited liability corporation for which Mr. Jehle has voting and investment power. Also includes options to purchase

4,500 shares of common stock exercisable within 60 days of February 27, 2015. Includes 11,460 shares pledged in respect to a lending arrangement.

(12)
Includes 1,500 shares held in his spouse’s IRA, over which he has shared voting and investment power, 10,000 shares held in his IRA, and 2,222 shares allocated to his ESOP account. Also includes options to purchase 5,800 shares of common stock exercisable within 60 days of February 27, 2015.

(13)	Includes 1,031 shares allocated to his ESOP account and 500 shares held in his IRA.

Other Beneficial Owners
The following table sets forth certain information on each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock. The ownership information is as of February 27, 2015.

Name and Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class
John S. Koza 209 Lexington Avenue Iowa City, Iowa 52246	883,466	(2)	10.6%

(1)	The total number of shares of common stock issued and outstanding on February 27, 2015, was 8,370,309.

(2)
Includes 60,325 shares owned by Mr. Koza’s spouse and 619,560 shares held in trusts over which Mr. Koza serves as the trustee. Mr. Koza retired from the Board in April 2014 and now serves as Director Emeritus.

EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth the following information as of December 31, 2014 for: (i) all equity compensation plans previously approved by our shareholders; and (ii) all equity compensation plans not previously approved by our shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.
Additional information regarding stock option plans is presented in Note 13 - Stock Compensation Plans in the notes to our consolidated financial statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	99,987	$15.66	514,191
Equity compensation plans not approved by securityholders	—	—	—
Total	99,987	$15.66	514,191

(1)
The number of securities to be issued as shown in column (a) represents 47,590 outstanding options and 52,397 nonvested restricted stock units. The weighted-average exercise price shown in column (b) reflects only the weighted-average exercise price of the outstanding options and does not take into account the grant date fair value of the outstanding nonvested restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Our directors and executive officers and their associates were customers of, and had transactions with, MidWestOne Financial and our subsidiaries in the ordinary course of business during 2014. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements, certificates of deposit and depository relationships were in the ordinary course of business and were made on substantially the same terms, including interest rates, collateral and repayment terms on the extension of credit, as those prevailing at the time for comparable transactions with other persons not related to MidWestOne Financial or MidWestOne Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans are approved by MidWestOne Bank’s board of directors in accordance with bank regulatory requirements. Additionally, the Audit Committee considers other non-lending transactions between a director and MidWestOne Financial, including its subsidiaries, to ensure that such transactions do not affect a director’s independence.
Additionally, pursuant to the Audit Committee’s written charter, the committee evaluates and pre-approves any non-lending, material transaction between MidWestOne Financial and any director or officer. The charter does not provide any thresholds as to when a proposed transaction needs to be pre-approved, but the committee evaluates those proposed transactions that may affect a director’s independence or create a perception that the transaction was not fair to MidWestOne Financial or not done at arm’s length. Generally, transactions which would not require disclosure in our proxy statement under SEC rules and regulations (without regard to the amount involved) do not require the committee’s pre-approval. A director may not participate in any discussion or approval by the committee of any related-party transaction with respect to which he or she is a related party, but must provide to the committee all material information reasonably requested concerning the transaction.
MidWestOne Financial has from time to time engaged Neumann Monson, P.C. (“Neumann Monson”), an architectural services firm headquartered in Iowa City for which Mr. Monson, chairman of MidWestOne Financial and MidWestOne Bank, is President, Managing Partner and majority owner, to perform architectural and design services with respect to MidWestOne Financial’s offices. During 2014, MidWestOne Financial paid Neumann Monson $315,000 for such services. The engagement of Neumann Monson to provide the services described was reviewed by our Audit Committee, which also monitors the level of services by Neumann Monson on a periodic basis. Apart from the approval and monitoring process involving the Audit Committee, Neumann Monson was retained in the ordinary course of business and MidWestOne Financial believes that such services are provided to MidWestOne Financial on terms no less favorable than those that would have been realized in transactions with unaffiliated parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Accountant Fees
During the period covering the fiscal year ended December 31, 2014, McGladrey LLP performed performed the following professional services for the Company for which we paid the following amounts.

2014
Audit Fees(1)	$258,000
Audit-Related Fees(2)	—
Tax Fees(3)	37,730
All Other Fees(4)	41,454
Total Fees	$337,184

(1)
Audit fees consist of fees for professional services provided for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and related proxy statement and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	Tax fees represent fees for professional services related to tax compliance, preparation of original federal and state tax returns, claims for refunds, tax advice, and tax planning services.
(4)	All other fees represent fees billed by the principal accountant for any other services performed in the year noted.

During the period covering the fiscal year ended December 31, 2013, KPMG LLP performed performed the following professional services for the Company for which we paid the following amounts.

2013
Audit Fees(1)	$362,083
Audit-Related Fees(2)	—
Tax Fees(3)	60,000
All Other Fees(4)	—
Total Fees	$422,083

(1)
Audit fees consist of fees for professional services provided for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and related proxy statement and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	Tax fees represent fees for professional services related to tax compliance, preparation of original federal and state tax returns, claims for refunds, tax advice, and tax planning services.
(4)	All other fees represent fees billed by the principal accountant for any other services performed in the year noted.

Audit Committee Pre-Approval Policy
Among other things, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by its independent auditors and all such services provided in 2013 and 2014 were approved. These services include audit and audit-related services, tax services, and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis that the committee had not already specifically approved.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 5, 2015	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 5, 2015
Charles N. Funk	Director (principal executive officer)

Executive Vice President
/s/ GARY J. ORTALE	and Chief Financial Officer	March 5, 2015
Gary J. Ortale	(principal financial officer and
principal accounting officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 5, 2015
Kevin W. Monson

/s/ RICHARD R. DONOHUE	Director	March 5, 2015
Richard R. Donohue

/s/ PATRICIA A. HEIDEN	Director	March 5, 2015
Patricia A. Heiden

/s/ ROBERT J. LATHAM	Director	March 5, 2015
Robert J. Latham

/s/ TRACY S. MCCORMICK	Director	March 5, 2015
Tracy S. McCormick

/s/ BARBARA J. KNIFF - MCCULLA	Director	March 5, 2015
Barbara J. Kniff - McCulla

/s/ JOHN P. POTHOVEN	Director	March 5, 2015
John P. Pothoven

/s/ WILLIAM N. RUUD	Director	March 5, 2015
William N. Ruud

/s/ RICHARD J. SCHWAB	Director	March 5, 2015
Richard J. Schwab

/s/ STEPHEN L. WEST	Director	March 5, 2015
Stephen L. West

/s/ R. SCOTT ZAISER	Director	March 5, 2015
R. Scott Zaiser

INDEX TO EXHIBITS

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	November 20, 2014, between MidWestOne Financial	filed with the SEC on November 21, 2014
Group, Inc. and Central Bancshares, Inc.

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Second Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on July 17, 2013

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof.	N/A

4.2	Shareholders Agreement, by and among MidWestOne	Exhibit 99.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc., Riverbank Insurance Center, Inc.,	filed with the SEC on November 21, 2014
CBS LLC, John M. Morrison Revocable Trust #4 and
John M. Morrison dated November 20, 2014.

10.1	States Resources Corp. Loan Participation and Servicing	Exhibit 10.3.4 of former MidWestOne Financial Group, Inc.’s
	Agreement, dated February 5, 1999 between States	Form 10-K for the year ended December 31, 1999
Resources Corp. and MidWestOne Financial Group, Inc.
(as successor in interest to Mahaska Investment
Company)

10.2	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s
	Ownership Plan & Trust, as amended and restated	Form 10-K for the year ended December 31, 2006

10.3	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.’s
Form 10-K for the year ended December 31, 1997

10.4	MidWestOne Financial Group, Inc. 2006 Stock	Appendix A of Former MidWestOne Financial Group, Inc.’s
	Incentive Plan	Definitive Proxy Statement on Schedule 14A filed with the
SEC on March 21, 2006

Exhibit
Number	Description	Incorporated by Reference to:

10.5	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.7	Employment Agreement between MidWestOne Financial	Exhibit 10.2 to the Company’s Current Report on
	Group, Inc. and Kent L. Jehle, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.11 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and W. Richard Summerwill, dated January 1,	November 27, 2007
1,998

10.9	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001	November 27, 2007

10.10	First Amended and Restated Supplemental Retirement	Exhibit 10.10 to the Company’s Form 10-K for the year
	Agreement between Iowa State Bank & Trust Company	ended December 31, 2012
(now known as MidWestOne Bank) and Gary J. Ortale,
dated April 1, 2004

10.11	Amended and Restated Supplemental Retirement	Exhibit 10.15 of the Company’s Amendment No. 1 to
	Agreement between Iowa State Bank & Trust Company	Registration Statement on Form S-4 (File No. 333-147628)
	(now known as MidWestOne Bank) and John S. Koza,	filed with the SEC on January 14, 2008
dated January 1, 1998

10.12	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company’s Amendment No. 1 to
	Bank & Trust Company (now known as MidWestOne	Registration Statement on Form S-4 (File No. 333-147628)
	Bank) and Kent L. Jehle, dated January 1, 1998, as	filed with the SEC on January 14, 2008
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003

10.13	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company’s Amendment No. 1 to
	Iowa State Bank & Trust Company (now known as	Registration Statement on Form S-4 (File No. 333-147628)
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	filed with the SEC on January 14, 2008
2002

10.14	Supplemental Retirement Agreement between Iowa State	Exhibit 10.14 to the Company’s Form 10-K for the year
	Bank & Trust Company (now known as MidWestOne	ended December 31, 2012
Bank) and Susan R. Evans, dated April 1, 2004

10.15	Employment Agreement between MidWestOne Financial	Exhibit 10.3 to the Company’s Current Report on
	Group, Inc. and Gary J. Ortale, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.16	Employment Agreement between MidWestOne Financial	Exhibit 10.4 to the Company’s Current Report on
	Group, Inc. and Susan R. Evans, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

Exhibit
Number	Description	Incorporated by Reference to:

10.17	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated January 1, 2015	Form 8-K filed with the SEC on February 9, 2015

10.18	Construction Agreement between MidWestOne Bank and	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Knutson Construction Services Midwest, dated	filed with the SEC on August 2, 2013
July 17, 2013

10.19	Construction Agreement between MidWestOne Bank and	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	McComas Lacina Construction, dated December 20, 2013	filed with the SEC on December 26, 2013

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of McGladrey LLP	Filed herewith

23.2	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document