Form 10-Q
period 2015-03-31
MidWestOne Financial Group, Inc.
filed 2015-04-30
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 29, 2015, there were 8,374,598 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$18,954	$23,028
Interest-bearing deposits in banks	1,013	381
Federal funds sold	1,489	—
Cash and cash equivalents	21,456	23,409
Investment securities:
Available for sale	408,950	474,942
Held to maturity (fair value of $54,574 as of March 31, 2015 and $51,253 as of December 31, 2014)	54,293	51,524
Loans held for sale	2,281	801
Loans	1,176,327	1,132,519
Allowance for loan losses	(16,526)	(16,363)
Net loans	1,159,801	1,116,156
Loan pool participations, net	18,230	19,332
Premises and equipment, net	39,443	37,770
Accrued interest receivable	9,358	10,898
Intangible assets, net	8,151	8,259
Bank-owned life insurance	38,437	38,142
Other real estate owned	1,652	1,916
Deferred income taxes	2,392	3,078
Other assets	13,533	14,075
Total assets	$1,777,977	$1,800,302
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$212,711	$214,461
Interest-bearing checking	628,990	618,540
Savings	106,380	102,527
Certificates of deposit under $100,000	229,543	235,395
Certificates of deposit $100,000 and over	230,629	237,619
Total deposits	1,408,253	1,408,542
Federal funds purchased	8,900	17,408
Securities sold under agreements to repurchase	55,326	60,821
Federal Home Loan Bank borrowings	78,000	93,000
Deferred compensation liability	3,402	3,393
Long-term debt	15,464	15,464
Accrued interest payable	932	863
Other liabilities	10,308	8,080
Total liabilities	1,580,585	1,607,571
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at March 31, 2015 and December 31, 2014	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at March 31, 2015 and December 31, 2014; issued 8,690,398 shares at March 31, 2015 and December 31, 2014; outstanding 8,370,309 shares at March 31, 2015 and 8,355,666 shares at December 31, 2014	8,690	8,690
Additional paid-in capital	80,380	80,537
Treasury stock at cost, 320,089 shares as of March 31, 2015 and 334,732 shares at December 31, 2014	(6,651)	(6,945)
Retained earnings	108,667	105,127
Accumulated other comprehensive income	6,306	5,322
Total shareholders' equity	197,392	192,731
Total liabilities and shareholders' equity	$1,777,977	$1,800,302

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$12,577	$11,940
Interest and discount on loan pool participations	620	280
Interest on bank deposits	1	4
Interest on investment securities:
Taxable securities	1,894	2,316
Tax-exempt securities	1,390	1,381
Total interest income	16,482	15,921
Interest expense:
Interest on deposits:
Interest-bearing checking	535	545
Savings	36	36
Certificates of deposit under $100,000	626	697
Certificates of deposit $100,000 and over	526	445
Total interest expense on deposits	1,723	1,723
Interest on federal funds purchased	12	1
Interest on securities sold under agreements to repurchase	30	30
Interest on Federal Home Loan Bank borrowings	399	562
Interest on other borrowings	4	6
Interest on long-term debt	72	72
Total interest expense	2,240	2,394
Net interest income	14,242	13,527
Provision for loan losses	600	450
Net interest income after provision for loan losses	13,642	13,077
Noninterest income:
Trust, investment, and insurance fees	1,581	1,518
Service charges and fees on deposit accounts	733	628
Mortgage origination and loan servicing fees	238	437
Other service charges, commissions and fees	603	619
Bank-owned life insurance income	295	229
Gain on sale or call of available for sale securities (Includes $555 and $783 reclassified from accumulated other comprehensive income for net gains on available for sale securities for the three months ended March 31, 2015 and 2014, respectively)	555	783
Gain on sale of premises and equipment	3	3
Total noninterest income	4,008	4,217
Noninterest expense:
Salaries and employee benefits	6,869	6,134
Net occupancy and equipment expense	1,524	1,605
Professional fees	680	575
Data processing expense	432	424
FDIC insurance expense	239	243
Amortization of intangible assets	108	137
Other operating expense	1,327	1,274
Total noninterest expense	11,179	10,392
Income before income tax expense	6,471	6,902
Income tax expense (Includes $216 and $305 income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, respectively)	1,675	1,929
Net income	$4,796	$4,973
Share and per share information:
Ending number of shares outstanding	8,370,309	8,471,761
Average number of shares outstanding	8,363,861	8,475,593
Diluted average number of shares	8,394,026	8,507,973
Earnings per common share - basic	$0.57	$0.59
Earnings per common share - diluted	0.57	0.58
Dividends paid per common share	0.150	0.145
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2015	2014
Net income	$4,796	$4,973

Other comprehensive income, available for sale securities:
Unrealized holding gains arising during period	2,156	3,888
Reclassification adjustment for gains included in net income	(555)	(783)
Income tax expense	(617)	(1,177)
Other comprehensive income on available for sale securities	984	1,928
Other comprehensive income, net of tax	984	1,928
Comprehensive income	$5,780	$6,901
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	4,973	—	4,973
Dividends paid on common stock ($0.145 per share)	—	—	—	—	(1,228)	—	(1,228)
Stock options exercised (2,310 shares)	—	—	(1)	42	—	—	41
Release/lapse of restriction on RSUs (19,111 shares)	—	—	(276)	296	—	—	20
Repurchase of common stock (29,466 shares)	—	—	—	(716)	—	—	(716)
Stock compensation	—	—	109	—	—	—	109
Other comprehensive income, net of tax	—	—	—	—	—	1,928	1,928
Balance at March 31, 2014	$—	$8,690	$80,338	$(4,080)	$95,218	$2,977	$183,143
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	4,796	—	4,796
Dividends paid on common stock ($0.15 per share)	—	—	—	—	(1,256)	—	(1,256)
Release/lapse of restriction on RSUs (15,853 shares)	—	—	(283)	294	—	—	11
Stock compensation	—	—	126	—	—	—	126
Other comprehensive income, net of tax	—	—	—	—	—	984	984
Balance at March 31, 2015	$—	$8,690	$80,380	$(6,651)	$108,667	$6,306	$197,392
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,796	$4,973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	450
Depreciation, amortization and accretion	929	1,149
Loss on sale of premises and equipment	(3)	(3)
Deferred income taxes	69	2,852
Stock-based compensation	126	109
Net gain on sale or call of available for sale securities	(555)	(783)
Net gain on sale of other real estate owned	(16)	(5)
Net gain on sale of loans held for sale	(80)	(76)
Origination of loans held for sale	(13,791)	(4,184)
Proceeds from sales of loans held for sale	12,391	4,528
Decrease in accrued interest receivable	1,540	1,120
Increase in cash surrender value of bank-owned life insurance	(295)	(229)
(Increase) decrease in other assets	542	(1,370)
Increase (decrease) in deferred compensation liability	9	(22)
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	2,297	(2,772)
Net cash provided by operating activities	8,559	5,737
Cash flows from investing activities:
Proceeds from sales of available for sale securities	48,261	3,250
Proceeds from maturities and calls of available for sale securities	19,581	13,368
Purchases of available for sale securities	(7)	(11,529)
Proceeds from maturities and calls of held to maturity securities	257	228
Purchase of held to maturity securities	(3,034)	(1,564)
(Increase) decrease in loans	(44,245)	15,029
Decrease in loan pool participations, net	1,102	2,133
Purchases of premises and equipment	(2,180)	(2,775)
Proceeds from sale of other real estate owned	280	7
Proceeds from sale of premises and equipment	10	3
Net cash provided by investing activities	20,025	18,150
Cash flows from financing activities:
Net increase (decrease) in deposits	(289)	734
Decrease in federal funds purchased	(8,508)	(5,482)
Decrease in securities sold under agreements to repurchase	(5,495)	(8,890)
Proceeds from Federal Home Loan Bank borrowings	—	12,000
Repayment of Federal Home Loan Bank borrowings	(15,000)	(10,000)
Stock options exercised	11	61
Dividends paid	(1,256)	(1,228)
Repurchase of common stock	—	(716)
Net cash used in financing activities	(30,537)	(13,521)
Net increase (decrease) in cash and cash equivalents	(1,953)	10,366
Cash and cash equivalents at beginning of period	23,409	24,890
Cash and cash equivalents at end of period	$21,456	$35,256
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,171	$2,459
Cash paid during the period for income taxes	$200	$150
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$—	$228
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2015 may not be indicative of results for the year ending December 31, 2015, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in banks.
On April 23, 2015, the Company held a special meeting of shareholders, at which the Company’s shareholders voted to approve the merger agreement with Central Bancshares, Inc., a Minnesota corporation ("Central Bancshares"), pursuant to which Central Bancshares will merge with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central Bancshares, will become a wholly-owned subsidiary of the Company. The corporate headquarters of the combined company will be in Iowa City, Iowa.
Subject to the terms and conditions of the merger agreement, each share of common stock of Central Bancshares will automatically be converted into the right to receive a pro rata portion of (i) 2,723,083 shares of common stock of the Company and (ii) $64.0 million in cash, subject to certain adjustments as described in the merger agreement. The transaction is expected to be completed in May 2015.

2.    Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of March 31, 2015, none were issued or outstanding.
Common Stock: As of March 31, 2015, the number of authorized shares of common stock for the Company was 15,000,000. As of March 31, 2015, 8,370,309 shares were outstanding.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the new program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During the first quarter 2015 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of March 31, 2015.

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
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2015	2014
Basic earnings per common share computation
Numerator:
Net income	$4,796	$4,973
Denominator:
Weighted average shares outstanding	8,363,861	8,475,593
Basic earnings per common share	$0.57	$0.59

Diluted earnings per common share computation
Numerator:
Net income	$4,796	$4,973
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	8,394,026	8,507,973
Diluted earnings per common share	$0.57	$0.58

4.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$26,766	$229	$28	$26,967
State and political subdivisions	182,978	8,558	114	191,422
Mortgage-backed securities	28,971	1,522	—	30,493
Collateralized mortgage obligations	115,443	808	1,191	115,060
Corporate debt securities	43,392	373	24	43,741
Total debt securities	397,550	11,490	1,357	407,683
Other equity securities	1,243	46	22	1,267
Total	$398,793	$11,536	$1,379	$408,950

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$49,392	$248	$265	$49,375
State and political subdivisions	187,276	8,113	190	195,199
Mortgage-backed securities	30,965	1,498	—	32,463
Collateralized mortgage obligations	147,412	813	2,093	146,132
Corporate debt securities	48,656	188	103	48,741
Total debt securities	463,701	10,860	2,651	471,910
Other equity securities	2,686	380	34	3,032
Total	$466,387	$11,240	$2,685	$474,942

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$42,252	$654	$147	$42,759
Mortgage-backed securities	21	3	—	24
Collateralized mortgage obligations	8,288	—	91	8,197
Corporate debt securities	3,732	—	138	3,594
Total	$54,293	$657	$376	$54,574

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$39,704	$370	$252	$39,822
Mortgage-backed securities	22	3	—	25
Collateralized mortgage obligations	8,531	—	233	8,298
Corporate debt securities	3,267	—	159	3,108
Total	$51,524	$373	$644	$51,253
Investment securities with a carrying value of $182.1 million and $200.7 million at March 31, 2015 and December 31, 2014, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2015 and December 31, 2014. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$—	$—	$7,726	$28	$7,726	$28
State and political subdivisions	26	3,209	31	2,946	83	6,155	114
Collateralized mortgage obligations	10	11,952	81	48,729	1,110	60,681	1,191
Corporate debt securities	3	5,117	3	3,308	21	8,425	24
Other equity securities	1	—	—	978	22	978	22
Total	41	$20,278	$115	$63,687	$1,264	$83,965	$1,379

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	4	$9,946	$11	$15,018	$254	$24,964	$265
State and political subdivisions	46	3,024	18	10,728	172	13,752	190
Collateralized mortgage obligations	14	14,971	123	68,370	1,970	83,341	2,093
Corporate debt securities	7	23,024	50	3,400	53	26,424	103
Other equity securities	1	—	—	966	34	966	34
Total	72	$50,965	$202	$98,482	$2,483	$149,447	$2,685

		As of March 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	19	$4,375	$135	$1,687	$12	$6,062	$147
Collateralized mortgage obligations	1	8,197	91	—	—	8,197	91
Corporate debt securities	2	2,379	5	750	133	3,129	138
Total	22	$14,951	$231	$2,437	$145	$17,388	$376

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	29	$5,322	$190	$9,144	$62	$14,466	$252
Collateralized mortgage obligations	1	—	—	8,298	233	8,298	233
Corporate debt securities	2	2,358	27	750	132	3,108	159
Total	32	$7,680	$217	$18,192	$427	$25,872	$644
The Company's assessment of other-than-temporary impairment ("OTTI") is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the creditworthiness of the issuer, the type of underlying assets, if any, and the current and anticipated market conditions.
At March 31, 2015 and December 31, 2014, the Company's mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Government

National Mortgage Association ("GNMA"). The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At March 31, 2015, approximately 60% of the municipal bonds held by the Company were Iowa-based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of their cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers' financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of March 31, 2015 and December 31, 2014.
As of March 31, 2015, the Company also owned $0.3 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the three months ended March 31, 2015 and the full year of 2014, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Beginning balance	$—	$6,639
Additional credit losses:
Reductions to credit losses:
Securities with other than temporary impairment, due to liquidation	—	—
Securities with other than temporary impairment, due to sale	—	(6,639)
Ending balance	$—	$—
It is reasonably possible that the fair values of the Company's investment securities could decline in the future if the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that additional OTTI may be recognized in the future and any such amounts could be material to the Company's consolidated statements of operations.

The contractual maturity distribution of investment debt securities at March 31, 2015, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$25,853	$26,079	$190	$190
Due after one year through five years	91,538	93,854	3,030	3,026
Due after five years through ten years	102,394	107,758	20,111	20,410
Due after ten years	33,351	34,439	22,653	22,727
Debt securities without a single maturity date	144,414	145,553	8,309	8,221
Total	$397,550	$407,683	$54,293	$54,574

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $1.2 million and a fair value of $1.3 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at March 31, 2015 was $8.0 million and at December 31, 2014 was $8.6 million, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB-Des Moines. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$441	$929
Gross realized losses	(74)	(146)
Other-than-temporary impairment	—	—
	367	783
Equity securities:
Gross realized gains	188	—
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	188	—
Total net realized gains and losses	$555	$783

5.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses, loans, and loan pool participations by portfolio segment are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2015 and December 31, 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$78	$261	$185	$323	$1	$—	$848
Collectively evaluated for impairment	1,534	5,257	5,571	2,760	284	272	15,678
Total	$1,612	$5,518	$5,756	$3,083	$285	$272	$16,526
Loans acquired with deteriorated credit quality (loan pool participations)	$—	$62	$637	$77	$2	$1,356	$2,134
Loans receivable
Individually evaluated for impairment	$2,901	$2,850	$3,941	$2,692	$31	$—	$12,415
Collectively evaluated for impairment	108,058	319,271	439,508	272,374	24,701	—	1,163,912
Total	$110,959	$322,121	$443,449	$275,066	$24,732	$—	$1,176,327
Loans acquired with deteriorated credit quality (loan pool participations)	$3	$806	$13,397	$3,131	$4	$3,023	$20,364

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$88	$206	$226	$623	$2	$—	$1,145
Collectively evaluated for impairment	1,418	5,574	4,173	2,544	321	1,188	15,218
Total	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Loans acquired with deteriorated credit quality (loan pool participations)	$—	$70	$669	$82	$9	$1,304	$2,134
Loans receivable
Individually evaluated for impairment	$3,027	$3,168	$3,916	$3,341	$34	$—	$13,486
Collectively evaluated for impairment	101,782	301,732	422,605	269,270	23,644	—	1,119,033
Total	$104,809	$304,900	$426,521	$272,611	$23,678	$—	$1,132,519
Loans acquired with deteriorated credit quality (loan pool participations)	$4	$935	$14,246	$3,340	$12	$2,929	$21,466
Loans with unpaid principal in the amount of $401.7 million and $404.4 million at March 31, 2015 and December 31, 2014, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2015 and 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	—	(247)	—	(510)	(33)	—	(790)
Recoveries	—	339	—	4	10	—	353
Provision	106	(354)	1,357	422	(15)	(916)	600
Ending balance	$1,612	$5,518	$5,756	$3,083	$285	$272	$16,526
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	—	(170)	(73)	(62)	(23)	—	(328)
Recoveries	5	113	—	3	3	—	124
Provision	(329)	481	(731)	(137)	39	1,127	450
Ending balance	$1,034	$5,404	$4,490	$2,989	$294	$2,214	$16,425
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

Consumer - Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than real estate-related loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Collateral for these loans generally includes automobiles, boats, recreational vehicles, mobile homes, and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to recover and may fluctuate in value based on condition. In addition, a decline in the United States economy could result in reduced employment, impacting the ability of customers to repay their obligations.

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

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The following factors are potential indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following table sets forth information on the Company's TDRs(1) by class of financing receivable occurring during the stated periods:

	Three Months Ended March 31,
	2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Total	—	$—	$—	—	$—	$—
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs(1) within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended March 31,
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Total	—	$—	—	$—
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
The Allowance for Loan and Lease Losses - Loan Pool Participations
The Company requires the maintenance of an adequate allowance for loan pool participation losses in order to cover estimated probable losses. Currently, charge-offs are netted against the income the Company receives, so the balance in the loan pool reserve is not affected and remains stable. In essence, a provision for loan losses is made that is equal to the quarterly charge-offs, which is deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter’s charge-offs, the Company will have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer are greater than the loan pool ALLL, an additional provision is made to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer.
Loans Reviewed Individually for Impairment
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged-down to their estimated value during the next calendar quarter. All loans that are to be charged-down are reserved against in the ALLL adequacy calculation. Loans that continue to have an investment basis and that have been charged-down are monitored, and, if additional impairment is noted, the reserve requirement is increased on the individual loan.
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

The following table sets forth the composition of each class of the Company's loans by internally assigned credit quality indicators at March 31, 2015 and December 31, 2014:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
March 31, 2015
Agricultural	$102,694	$6,732	$1,533	$—	$—	$110,959
Commercial and industrial	295,655	5,627	19,245	—	—	320,527
Credit cards	1,309	8	—	—	—	1,317
Overdrafts	264	169	88	—	—	521
Commercial real estate:
Construction and development	66,811	945	1,499	—	—	69,255
Farmland	82,767	1,716	2,232	—	—	86,715
Multifamily	54,050	177	—	—	—	54,227
Commercial real estate-other	213,778	11,405	8,069	—	—	233,252
Total commercial real estate	417,406	14,243	11,800	—	—	443,449
Residential real estate:
One- to four- family first liens	214,703	3,649	3,474	—	—	221,826
One- to four- family junior liens	53,030	—	210	—	—	53,240
Total residential real estate	267,733	3,649	3,684	—	—	275,066
Consumer	24,438	16	34	—	—	24,488
Total	$1,109,499	$30,444	$36,384	$—	$—	$1,176,327
Loans acquired with deteriorated credit quality (loan pool participations)	$9,446	$—	$10,917	$—	$1	$20,364

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2014
Agricultural	$98,096	$5,032	$1,681	$—	$—	$104,809
Commercial and industrial	273,290	7,468	22,350	—	—	303,108
Credit cards	1,240	6	—	—	—	1,246
Overdrafts	373	262	109	—	—	744
Commercial real estate:
Construction and development	56,963	1,151	1,269	—	—	59,383
Farmland	79,629	1,778	2,293	—	—	83,700
Multifamily	54,708	178	—	—	—	54,886
Commercial real estate-other	215,268	11,216	2,068	—	—	228,552
Total commercial real estate	406,568	14,323	5,630	—	—	426,521
Residential real estate:
One- to four- family first liens	211,390	3,933	3,991	—	—	219,314
One- to four- family junior liens	53,039	48	210	—	—	53,297
Total residential real estate	264,429	3,981	4,201	—	—	272,611
Consumer	23,431	8	41	—	—	23,480
Total	$1,067,427	$31,080	$34,012	$—	$—	$1,132,519
Loans acquired with deteriorated credit quality (loan pool participations)	$10,256	$—	$11,202	$—	$8	$21,466
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

The following table sets forth the amounts and categories of the Company's impaired loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,340	$1,840	$—	$1,410	$1,910	$—
Commercial and industrial	1,865	1,865	—	2,169	2,270	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	49	176	—	49	176	—
Farmland	2,211	2,374	—	2,270	2,433	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,030	1,155	—	939	1,064	—
Total commercial real estate	3,290	3,705	—	3,258	3,673	—
Residential real estate:
One- to four- family first liens	1,421	1,997	—	535	773	—
One- to four- family junior liens	134	157	—	134	157	—
Total residential real estate	1,555	2,154	—	669	930	—
Consumer	22	38	—	6	22	—
Total	$8,072	$9,602	$—	$7,512	$8,805	$—
With an allowance recorded:
Agricultural	$1,561	$1,561	$78	$1,617	$1,617	$88
Commercial and industrial	985	1,015	261	999	999	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	34	34	34	34	34	34
Farmland	69	69	3	74	74	4
Multifamily	—	—	—	—	—	—
Commercial real estate-other	548	548	148	550	550	188
Total commercial real estate	651	651	185	658	658	226
Residential real estate:
One- to four- family first liens	1,066	1,066	294	2,600	2,600	594
One- to four- family junior liens	71	71	29	72	72	29
Total residential real estate	1,137	1,137	323	2,672	2,672	623
Consumer	9	9	1	28	28	2
Total	$4,343	$4,373	$848	$5,974	$5,974	$1,145
Total:
Agricultural	$2,901	$3,401	$78	$3,027	$3,527	$88
Commercial and industrial	2,850	2,880	261	3,168	3,269	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	83	210	34	83	210	34
Farmland	2,280	2,443	3	2,344	2,507	4
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,578	1,703	148	1,489	1,614	188
Total commercial real estate	3,941	4,356	185	3,916	4,331	226
Residential real estate:
One- to four- family first liens	2,487	3,063	294	3,135	3,373	594
One- to four- family junior liens	205	228	29	206	229	29
Total residential real estate	2,692	3,291	323	3,341	3,602	623
Consumer	31	47	1	34	50	2
Total	$12,415	$13,975	$848	$13,486	$14,779	$1,145

The following table sets forth the average recorded investment and interest income recognized for each category of the Company's impaired loans during the stated periods:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,375	$14	$1,416	$14
Commercial and industrial	1,872	29	1,874	20
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	49	—	90	1
Farmland	2,241	27	91	2
Multifamily	—	—	—	—
Commercial real estate-other	1,036	—	551	(7)
Total commercial real estate	3,326	27	732	(4)
Residential real estate:
One- to four- family first liens	1,417	—	645	4
One- to four- family junior liens	134	—	85	—
Total residential real estate	1,551	—	730	4
Consumer	23	—	9	—
Total	$8,147	$70	$4,761	$34
With an allowance recorded:
Agricultural	$1,589	$12	$1,738	$12
Commercial and industrial	1,022	9	1,910	17
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	34	—	—	—
Farmland	72	1	2,440	26
Multifamily	—	—	—	—
Commercial real estate-other	549	4	1,852	8
Total commercial real estate	655	5	4,292	34
Residential real estate:
One- to four- family first liens	1,068	9	1,005	1
One- to four- family junior liens	72	—	89	—
Total residential real estate	1,140	9	1,094	1
Consumer	10	—	20	1
Total	$4,416	$35	$9,054	$65
Total:
Agricultural	$2,964	$26	$3,154	$26
Commercial and industrial	2,894	38	3,784	37
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	83	—	90	1
Farmland	2,313	28	2,531	28
Multifamily	—	—	—	—
Commercial real estate-other	1,585	4	2,403	1
Total commercial real estate	3,981	32	5,024	30
Residential real estate:
One- to four- family first liens	2,485	9	1,650	5
One- to four- family junior liens	206	—	174	—
Total residential real estate	2,691	9	1,824	5
Consumer	33	—	29	1
Total	$12,563	$105	$13,815	$99

The following table sets forth the composition and past due status of the Company's loans at March 31, 2015 and December 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
(in thousands)
March 31, 2015
Agricultural	$285	$—	$—	$285	$110,674	$110,959	$—
Commercial and industrial	1,091	77	408	1,576	318,951	320,527	—
Credit cards	3	5	—	8	1,309	1,317	—
Overdrafts	85	—	4	89	432	521	—
Commercial real estate:
Construction and development	—	—	83	83	69,172	69,255	—
Farmland	123	—	—	123	86,592	86,715	—
Multifamily	—	—	—	—	54,227	54,227	—
Commercial real estate-other	—	76	2,214	2,290	230,962	233,252	924
Total commercial real estate	123	76	2,297	2,496	440,953	443,449	924
Residential real estate:
One- to four- family first liens	1,831	137	1,541	3,509	218,317	221,826	111
One- to four- family junior liens	351	—	192	543	52,697	53,240	—
Total residential real estate	2,182	137	1,733	4,052	271,014	275,066	111
Consumer	82	16	16	114	24,374	24,488	2
Total	$3,851	$311	$4,458	$8,620	$1,167,707	$1,176,327	$1,037
December 31, 2014
Agricultural	$58	$30	$—	$88	$104,721	$104,809	$—
Commercial and industrial	897	603	515	2,015	301,093	303,108	66
Credit cards	3	3	—	6	1,240	1,246	—
Overdrafts	104	2	4	110	634	744	—
Commercial real estate:
Construction and development	—	—	83	83	59,300	59,383	—
Farmland	503	—	—	503	83,197	83,700	—
Multifamily	—	—	—	—	54,886	54,886	—
Commercial real estate-other	168	57	1,200	1,425	227,127	228,552	—
Total commercial real estate	671	57	1,283	2,011	424,510	426,521	—
Residential real estate:
One- to four- family first liens	1,481	581	2,023	4,085	215,229	219,314	780
One- to four- family junior liens	105	48	192	345	52,952	53,297	—
Total residential real estate	1,586	629	2,215	4,430	268,181	272,611	780
Consumer	35	8	23	66	23,414	23,480	2
Total	$3,354	$1,332	$4,040	$8,726	$1,123,793	$1,132,519	$848

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

The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
(in thousands)
Agricultural	$—	$—
Commercial and industrial	430	479
Credit cards	—	—
Overdrafts	—	—
Commercial real estate:
Construction and development	83	83
Farmland	23	24
Multifamily	—	—
Commercial real estate-other	1,291	1,200
Total commercial real estate	1,397	1,307
Residential real estate:
One- to four- family first liens	1,430	1,261
One- to four- family junior liens	192	192
Total residential real estate	1,622	1,453
Consumer	14	16
Total	$3,463	$3,255

As of March 31, 2015, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
The loan servicer reviews the portfolio quarterly on a loan-by-loan basis, and loans that are deemed to be impaired are charged down to their estimated value. As of March 31, 2015, approximately 71% of the loans were contractually current or less than 90 days past due, while 29% were contractually past due 90 days or more. Many of the loans were acquired in a contractually past due status, which was reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 29% of loans contractually past due includes loans in litigation and foreclosed property.

6.    Income Taxes
Federal income tax expense for the three months ended March 31, 2015 and 2014 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable by the subsidiary bank.

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

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$26,967	$—	$26,967	$—
State and political subdivisions	191,422	—	191,422	—
Mortgage-backed securities	30,493	—	30,493	—
Collateralized mortgage obligations	115,060	—	115,060	—
Corporate debt securities	43,741	—	43,741	—
Total available for sale debt securities	407,683	—	407,683	—
Available for sale equity securities:
Other equity securities	1,267	1,267	—	—
Total available for sale equity securities	1,267	1,267	—	—
Total securities available for sale	$408,950	$1,267	$407,683	$—

Mortgage servicing rights	$2,181	$—	$—	$2,181

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$49,375	$—	$49,375	$—
State and political subdivisions	195,199	—	195,199	—
Mortgage-backed securities	32,463	—	32,463	—
Collateralized mortgage obligations	146,132	—	146,132	—
Corporate debt securities	48,741	—	48,741	—
Total available for sale debt securities	471,910	—	471,910	—
Available for sale equity securities:
Other equity securities	3,032	3,032	—	—
Total available for sale equity securities	3,032	3,032	—	—
Total securities available for sale	$474,942	$3,032	$471,910	$—

Mortgage servicing rights	$2,308	$—	$—	$2,308

There were no transfers of assets between levels of the fair value hierarchy during the three months ended March 31, 2015 or the year ended December 31, 2014.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2015 or the year ended December 31, 2014.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015		2014
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Beginning balance	$—	$2,308	$1,317	$2,298
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains (losses):
Included in earnings	—	(172)	782	51
Included in other comprehensive income	—	—	794	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—	—
Issuances	—	45	—	40
Sales	—	—	(2,893)	—
Settlements	—	—	—	—
Ending balance	$—	$2,181	$—	$2,389
The following table presents the amount of gains and losses on Level 3 assets noted above which were included in earnings and other comprehensive income for the three months ended March 31, 2015 and 2014 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	For the Three Months Ended March 31,
	2015		2014
	Collateralized Debt Obligations	Mortgage Servicing Rights	Collateralized Debt Obligations	Mortgage Servicing Rights
(in thousands)
Total gains (losses) for the period in earnings*	$—	$(127)	$782	$91

Change in unrealized gains for the period included in other comprehensive income	—	—	794	—
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
The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2015 and December 31, 2014, as more fully described above.

	Fair Value Measurement at March 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	725	—	—	725
Commercial real estate:
Construction and development	49	—	—	49
Farmland	48	—	—	48
Multifamily	—	—	—	—
Commercial real estate-other	1,037	—	—	1,037
Total commercial real estate	1,134	—	—	1,134
Residential real estate:
One- to four- family first liens	1,334	—	—	1,334
One- to four- family junior liens	47	—	—	47
Total residential real estate	1,381	—	—	1,381
Consumer	8	—	—	8
Collateral dependent impaired loans	$3,248	$—	$—	$3,248
Other real estate owned	$1,652	$—	$—	$1,652

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans:
Agricultural	$—	$—	$—	$—
Commercial and industrial	793	—	—	793
Commercial real estate:
Construction and development	49	—	—	49
Farmland	52	—	—	52
Multifamily	—	—	—	—
Commercial real estate-other	1,012	—	—	1,012
Total commercial real estate	1,113	—	—	1,113
Residential real estate:
One- to four- family first liens	1,427	—	—	1,427
One- to four- family junior liens	47	—	—	47
Total residential real estate	1,474	—	—	1,474
Consumer	32	—	—	32
Collateral dependent impaired loans	$3,412	$—	$—	$3,412
Other real estate owned	$1,916	$—	$—	$1,916

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2015 and December 31, 2014. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the Bank's capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$21,456	$21,456	$21,456	$—	$—
Investment securities:
Available for sale	408,950	408,950	1,267	407,683	—
Held to maturity	54,293	54,574	—	54,574	—
Total investment securities	463,243	463,524	1,267	462,257	—
Loans held for sale	2,281	2,297	—	—	2,297
Loans, net:
Agricultural	109,321	108,979	—	—	108,979
Commercial and industrial	314,978	314,021	—	—	314,021
Credit cards	1,274	1,274	—	—	1,274
Overdrafts	439	439	—	—	439
Commercial real estate:
Construction and development	68,455	68,530	—	—	68,530
Farmland	85,910	86,101	—	—	86,101
Multifamily	53,873	53,717	—	—	53,717
Commercial real estate-other	229,352	229,703	—	—	229,703
Total commercial real estate	437,590	438,051	—	—	438,051
Residential real estate:
One- to four- family first liens	219,111	218,990	—	—	218,990
One- to four- family junior liens	52,809	53,604	—	—	53,604
Total residential real estate	271,920	272,594	—	—	272,594
Consumer	24,279	24,339	—	—	24,339
Total loans, net	1,159,801	1,159,697	—	—	1,159,697
Loan pool participations, net	18,230	18,230	—	—	18,230
Accrued interest receivable	9,358	9,358	9,358	—	—
Federal Home Loan Bank stock	8,000	8,000	—	8,000	—
Mortgage servicing rights	2,349	2,349	—	—	2,349
Financial liabilities:
Deposits:
Non-interest bearing demand	212,711	212,711	212,711	—	—
Interest-bearing checking	628,990	628,990	628,990	—	—
Savings	106,380	106,380	106,380	—	—
Certificates of deposit under $100,000	229,543	229,827	—	229,827	—
Certificates of deposit $100,000 and over	230,629	231,621	—	231,621	—
Total deposits	1,408,253	1,409,529	948,081	461,448	—
Federal funds purchased and securities sold under agreements to repurchase	64,226	64,226	64,226	—	—
Federal Home Loan Bank borrowings	78,000	78,505	—	—	78,505
Long-term debt	15,464	10,064	—	—	10,064
Accrued interest payable	932	932	932	—	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$23,409	$23,409	$23,409	$—	$—
Investment securities:
Available for sale	474,942	474,942	3,032	471,910	—
Held to maturity	51,524	51,253	—	51,253	—
Total investment securities	526,466	526,195	3,032	523,163	—
Loans held for sale	801	812	—	—	812
Loans, net:
Agricultural	103,193	102,927	—	—	102,927
Commercial and industrial	297,048	295,886	—	—	295,886
Credit cards	1,206	1,206	—	—	1,206
Overdrafts	610	610	—	—	610
Commercial real estate:
Construction and development	58,665	58,764	—	—	58,764
Farmland	82,888	83,285	—	—	83,285
Multifamily	54,516	54,356	—	—	54,356
Commercial real estate-other	225,605	225,899	—	—	225,899
Total commercial real estate	421,674	422,304	—	—	422,304
Residential real estate:
One- to four- family first liens	216,338	216,326	—	—	216,326
One- to four- family junior liens	52,821	53,664	—	—	53,664
Total residential real estate	269,159	269,990	—	—	269,990
Consumer	23,266	23,362	—	—	23,362
Total loans, net	1,116,156	1,116,285	—	—	1,116,285
Loan pool participations, net	19,332	19,332	—	—	19,332
Accrued interest receivable	10,898	10,898	10,898	—	—
Federal Home Loan Bank stock	8,582	8,582	—	8,582	—
Mortgage servicing rights	2,308	2,308	—	—	2,308
Financial liabilities:
Deposits:
Non-interest bearing demand	214,461	214,461	214,461	—	—
Interest-bearing checking	618,540	618,540	618,540	—	—
Savings	102,527	102,527	102,527	—	—
Certificates of deposit under $100,000	235,395	235,401	—	235,401	—
Certificates of deposit $100,000 and over	237,619	238,480	—	238,480	—
Total deposits	1,408,542	1,409,409	935,528	473,881	—
Federal funds purchased and securities sold under agreements to repurchase	78,229	78,229	78,229	—	—
Federal Home Loan Bank borrowings	93,000	93,051	—	—	93,051
Long-term debt	15,464	10,021	—	—	10,021
Accrued interest payable	863	863	863	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at March 31, 2015, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2015	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans:
Commercial and industrial	725	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Construction & development	49	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Farmland	48	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Commercial real estate-other	1,037	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	1,334	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family first liens			Appraisal discount	NM *		NM *	NM *
Residential real estate one- to four-	47	Modified appraised value	Third party appraisal	NM *		NM *	NM *
family junior liens			Appraisal discount	NM *		NM *	NM *
Consumer	8	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
Mortgage servicing rights	2,181	Discounted cash flows	Constant prepayment rate	9.47%	-	16.95%	9.98%
			Pretax discount rate	10.00%	-	13.00%	10.16%
Other real estate owned	1,652	Modified appraised value	Third party appraisal	NM *		NM *	NM *
			Appraisal discount	NM *		NM *	NM *
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

In August 2014, the FASB issued Accounting Standards Update No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update provides guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure, most commonly those offered by the Federal Housing Administration ("FHA") of the U.S. Department of Housing and Urban Development ("HUD"), and the U.S. Department of Veterans Affairs ("VA"). The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and 3) at the time of foreclosure, an amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2014. Early application is permitted under certain circumstances. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

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

10.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2015, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2015 have been recognized in the consolidated financial statements for the period ended March 31, 2015. Events or transactions that provided evidence about conditions that did not exist at March 31, 2015, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended March 31, 2015.

On April 16, 2015, the board of directors of the Company declared a cash dividend of $0.15 per share payable on June 15, 2015 to shareholders of record as of the close of business on June 1, 2015.
On April 17, 2015, the Company announced that the necessary regulatory approval had been received related to the proposed merger with Central Bancshares, Inc., a Minnesota corporation ("Central Bancshares") and parent company of Central Bank, Golden Valley, Minnesota.
On April 23, 2015, the Company held a special meeting of shareholders, at which the Company’s shareholders voted to approve the merger agreement with Central Bancshares, pursuant to which Central Bancshares will merge with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central Bancshares, will become a wholly-owned subsidiary of the Company. The transaction is expected to be completed in May 2015.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2014 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Estimates
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, participation interests in loan pools, intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.
Pending Merger with Central Bancshares
On April 23, 2015, the Company held a special meeting of shareholders, at which the Company’s shareholders voted to approve the merger agreement with Central Bancshares, pursuant to which Central Bancshares will merge with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central Bancshares, will become a wholly-owned subsidiary of the Company. The corporate headquarters of the combined company will be in Iowa City, Iowa.

Subject to the terms and conditions of the merger agreement, each share of common stock of Central Bancshares will automatically be converted into the right to receive a pro rata portion of (i) 2,723,083 shares of common stock of the Company and (ii) $64.0 million in cash, subject to certain adjustments as described in the merger agreement. The transaction is expected to close in May 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014
Summary
For the three months ended March 31, 2015, we earned net income of $4.8 million, compared with $5.0 million for the three months ended March 31, 2014, a decrease of 3.6%. Basic and diluted earnings per common share for the first three months of 2015 were $0.57, versus $0.59 and $0.58, respectively, in the first three months of 2014. After excluding the effects of $0.5 million of expenses related to the previously announced merger with Central Bancshares, adjusted diluted earnings per share for the first quarter of 2015 were $0.62. Our annualized return on average assets for the first three months of 2015 was 1.10% compared with 1.15% for the same period in 2014. Our annualized return on average shareholders' equity was 9.99% for the three months ended March 31, 2015 versus 11.13% for the three months ended March 31, 2014. The annualized return on average tangible equity ("ROATE") was 10.58% for the first three months of 2015 compared with 11.90% for the same period in 2014.
The following table presents selected financial results and measures for the first three months of 2015 and 2014.

	As of and for the Three Months Ended March 31,
($ amounts in thousands)	2015	2014
Net Income	$4,796	$4,973
Average Assets	1,773,129	1,747,027
Average Shareholders' Equity	194,761	181,274
Return on Average Assets* (ROAA)	1.10%	1.15%
Return on Average Shareholders' Equity* (ROAE)	9.99	11.13
Return on Average Tangible Equity* (ROATE)	10.58	11.90
Total Equity to Assets (end of period)	11.10	10.49
Tangible Equity to Tangible Assets (end of period)	10.69	10.04
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Net Income:
Net income	$4,796	$4,973
Plus: Intangible amortization, net of tax (1)	70	89
Adjusted net income	$4,866	$5,062
Average Tangible Equity:
Average total shareholders' equity	$194,761	$181,274
Less: Average intangibles	(8,193)	(8,723)
Average tangible equity	$186,568	$172,551
ROATE (annualized)	10.58%	11.90%
Net Income:
Net income	$4,796	$4,973
Plus: Merger-related expenses	510	—
Net tax effect of merger-related expenses(2)	(113)	—
Net income exclusive of merger-related expenses	$5,193	$4,973
Diluted average number of shares	8,394,026	8,507,973
Earnings Per Common Share-Diluted	$0.57	$0.58
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.62	$0.58
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%

	As of March 31,
(in thousands)	2015	2014
Tangible Equity:
Total shareholders' equity	$197,392	$183,143
Less: Intangibles	(8,151)	(8,669)
Tangible equity	$189,241	$174,474
Tangible Assets:
Total assets	$1,777,977	$1,745,913
Less: Intangibles	(8,151)	(8,669)
Tangible assets	$1,769,826	$1,737,244
Tangible Equity/Tangible Assets	10.69%	10.04%

Net Interest Income
Our net interest income for the three months ended March 31, 2015 was $14.2 million, $0.7 million, or 5.3%, greater than our net interest income reported for the three months ended March 31, 2014. Our total interest income of $16.5 million was $0.6 million higher in the first three months of 2015 compared with the same period in 2014. The increase in total interest income was driven by increases in interest and fees on loans and loan pool participation income, partially offset by lower income on investment securities. Income from loans increased from $11.9 million in the first three months of 2014 to $12.6 million in the first three months of 2015 due to a higher average loan balance and despite a lower yield. Income from loan pool participations increased from $0.3 million for the three months ended March 31, 2014 to $0.6 million for the three months ended March 31, 2015. Loan pool participation income is accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from period to period. Interest income on investment securities decreased $0.4 million, or 11.2%, to $3.3 million for the first three months of 2015 compared to the first three months of 2014. The decrease was primarily due to a lower average balance of investment securities during the first three months of 2015 compared to the same period of 2014, as the yield on these instruments remained steady. Net interest income was further augmented by reduced total interest expense. Total interest expense for the first three months of 2015 decreased $0.2 million, or 6.4%, compared with the same period in 2014, due primarily to the lower average balance of FHLB borrowings. Our net interest margin on a tax-equivalent basis for the first three months of 2015 improved to 3.72% compared with 3.55% for the first three months of 2014. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets increased to 4.26% for the first three months of 2015 from 4.14% for the first three months of 2014. This improvement was due primarily to increased average loan volumes along with higher yields on loan pool participations. The average cost of interest-bearing liabilities decreased in the first three months of 2015 to 0.67% from 0.72% for the first three months of 2014, due to the maturity and repayment of higher rate FHLB borrowings.
The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the three months ended March 31, 2015 and 2014. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,154,218	$12,899	4.53%	$1,082,467	$12,213	4.58%
Loan pool participations (4)	20,974	620	11.99	27,061	280	4.20
Investment securities:
Taxable investments	313,837	1,894	2.45	372,166	2,316	2.52
Tax exempt investments (2)	178,695	2,124	4.82	168,360	2,110	5.08
Total investment securities	492,532	4,018	3.31	540,526	4,426	3.32
Federal funds sold and interest-bearing balances	1,198	1	0.34	6,803	4	0.24
Total interest-earning assets	$1,668,922	$17,538	4.26%	$1,656,857	$16,923	4.14%

Cash and due from banks	19,035			19,585
Premises and equipment	38,784			28,812
Allowance for loan losses	(18,632)			(18,491)
Other assets	65,020			60,264
Total assets	$1,773,129			$1,747,027

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$717,294	$571	0.32%	$700,697	$581	0.34%
Certificates of deposit	465,772	1,152	1.00	453,911	1,142	1.02
Total deposits	1,183,066	1,723	0.59	1,154,608	1,723	0.61
Federal funds purchased and repurchase agreements	68,172	42	0.25	60,354	31	0.21
Federal Home Loan Bank borrowings	85,278	399	1.90	108,389	562	2.10
Long-term debt and other	15,773	76	1.95	15,941	78	1.98
Total borrowed funds	169,223	517	1.24	184,684	671	1.47
Total interest-bearing liabilities	$1,352,289	$2,240	0.67%	$1,339,292	$2,394	0.72%

Net interest spread(2)			3.59%			3.42%

Demand deposits	213,418			215,092
Other liabilities	12,661			11,369
Shareholders' equity	194,761			181,274
Total liabilities and shareholders' equity	$1,773,129			$1,747,027

Interest income/earning assets (2)	$1,668,922	$17,538	4.26%	$1,656,857	$16,923	4.14%
Interest expense/earning assets	$1,668,922	$2,240	0.54%	$1,656,857	$2,394	0.59%
Net interest margin (2)(5)		$15,298	3.72%		$14,529	3.55%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$322			$273
Securities		734			729
Total tax equivalent adjustment		1,056			1,002
Net Interest Income		$14,242			$13,527

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended March 31, 2015, compared to the same period in 2014, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2015 Compared to 2014 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$1,518	$(832)	$686
Loan pool participations	(419)	759	340
Investment securities:
Taxable investments	(358)	(64)	(422)
Tax exempt investments	485	(471)	14
Total investment securities	127	(535)	(408)
Federal funds sold and interest-bearing balances	(11)	8	(3)
Change in interest income	1,215	(600)	615
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	78	(88)	(10)
Certificates of deposit	109	(99)	10
Total deposits	187	(187)	—
Federal funds purchased and repurchase agreements	4	7	11
Federal Home Loan Bank borrowings	(113)	(50)	(163)
Other long-term debt	(1)	(1)	(2)
Total borrowed funds	(110)	(44)	(154)
Change in interest expense	77	(231)	(154)
Change in net interest income	$1,138	$(369)	$769
Percentage change in net interest income over prior period			5.3%
Interest income and fees on loans on a tax-equivalent basis increased $0.7 million, or 5.6%, in the first three months of 2015 compared to the same period in 2014. The increase is mainly due to an increase in average loans balances of $71.8 million, or 6.6%, in the first three months of 2015 compared to the same period in 2014. This increase was partially offset by a slight decrease in the yield of loans from 4.58% in the first three months of 2014 to 4.53% in the same period of 2015, as new and renewing loans were made at lower interest rates than those paying down. We believe the increase in average loan balances was attributable to a continued improvement in general economic conditions, resulting in the willingness of borrowers to incur more debt to support growth in their businesses. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest and discount income on loan pool participations was $0.6 million for the first three months of 2015 compared with $0.3 million for the first three months of 2014, an increase of $0.3 million. Average loan pool participations were $6.1 million, or 22.5%, lower in the first three months of 2015 compared to the same period in 2014. The decrease in average loan pool volume was due to loan pay downs and charge-offs, and is expected to continue as the Company exits this line of business.
The net “all-in” yield on loan pool participations was 11.99% for the first three months of 2015, up from 4.20% for the same period of 2014. Loan pool participation income is accounted for on a cash basis when actual payments are received, which can cause income related to this item to vary widely from period to period. As the percentage of creditworthy borrowers in the portfolio continues to decrease, we expect returns to generally trend lower.
Interest income on investment securities on a tax-equivalent basis totaled $4.0 million in the first three months of 2015 compared with $4.4 million for the same period of 2014, mainly due to lower average balances of investment securities. The average balance of investments in the first three months of 2015 was $492.5 million compared with $540.5 million in the first three months of 2014, a decrease of $48.0 million, or 8.9%. The decrease in average balance resulted primarily from the use of proceeds from maturing investment securities to originate loans, to reduce FHLB borrowings, and to fund the net outflow of federal funds purchased and repurchase agreements. The tax-equivalent yield on our investment portfolio for the first three months of 2015 decreased to 3.31% from 3.32% in the comparable period of 2014.
Interest expense on deposits was unchanged for the first three months of 2015 compared with the same period in 2014. The weighted average rate paid on interest-bearing deposits was 0.59% for the first three months of 2015 compared with 0.61% for the first three months of 2014. This decline reflects the overall reduction in interest rates on deposits throughout the markets in which we operate and the gradual downward repricing of time deposits as higher rate certificates mature. Average interest-bearing deposits for the first three months of 2015 increased $28.5 million, or 2.5%, compared with the same period in 2014, due primarily to increases in personal fund deposits in the first quarter of 2015 than in the comparable period of 2014.
Interest expense on borrowed funds was $0.2 million lower in the first three months of 2015 compared with the same period in 2014, due to both lower average balances and lower rates. Interest on borrowed funds totaled $0.5 million for the first three months of 2015. Average borrowed funds for the first three months of 2015 were $15.5 million lower compared with the same period in 2014. This decrease was due primarily to a decrease in the level of FHLB borrowings. The weighted average rate on borrowed funds decreased to 1.24% for the first three months of 2015 compared with 1.47% for the first three months of 2014, reflecting the repayment of higher-rate borrowings.
Provision for Loan Losses
We recorded a provision for loan losses of $0.6 million in the first three months of 2015, $0.2 million, or 33.3%, more than the $0.4 million provision in the first three months of 2014. Net loans charged off in the first three months of 2015 totaled $0.4 million compared with $0.2 million in the first three months of 2014. The increased provision reflects the increase in outstanding loan balances.
Noninterest Income

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,581	$1,518	$63	4.2%
Service charges and fees on deposit accounts	733	628	105	16.7
Mortgage origination and loan servicing fees	238	437	(199)	(45.5)
Other service charges, commissions and fees	603	619	(16)	(2.6)
Bank-owned life insurance income	295	229	66	28.8
Gain on sale or call of available for sale securities	555	783	(228)	(29.1)
Loss on sale of premises and equipment	3	3	—	—
Total noninterest income	$4,008	$4,217	$(209)	(5.0)%
Noninterest income as a % of total revenue*	19.5%	20.2%
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income decreased $0.2 million for the first three months of 2015 compared with the same period for 2014. The decrease was primarily due to a $0.2 million, or 29.1%, decrease in gains on sale of investment securities combined with a decrease in mortgage origination and loan servicing fees of $0.2 million, or 45.5%, from $0.4 million in the first quarter of 2014 compared to $0.2 million for the first quarter of 2015. The decline in mortgage origination and loan servicing fees was primarily due to a downward adjustment in the value of mortgage servicing rights of $0.1 million.
These decreases were partially offset by an increase in service charges and fees on deposit accounts of $0.1 million, or 16.7%, to $0.7 million for the first quarter of 2015, compared to $0.6 million for the same quarter of 2014, due primarily to increased service charges on demand deposit accounts, a trend we expect to continue. Income from trust, investment and insurance fees increased slightly to $1.6 million for the first quarter of 2015. Management's strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended March 31, 2015, noninterest income comprised 19.5% of total revenues, compared with 20.2% for the same period in 2014. While our emphasis on trust, investment, and insurance fees, as well as service charges and fees on deposit accounts, has shown some improvement in these categories of noninterest income, the effects of decreased origination of mortgage loans for sale on the secondary market have significantly inhibited material improvement, a trend we expect to continue in the near-term. Management continues to evaluate options for increasing noninterest income, particularly in connection with the post-acquisition company and its new market areas.
Noninterest Expense

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$6,869	$6,134	$735	12.0%
Net occupancy and equipment expense	1,524	1,605	(81)	(5.0)
Professional fees	680	575	105	18.3
Data processing expense	432	424	8	1.9
FDIC insurance expense	239	243	(4)	(1.6)
Amortization of intangible assets	108	137	(29)	(21.2)
Other operating expense	1,327	1,274	53	4.2
Total noninterest expense	$11,179	$10,392	$787	7.6%
Noninterest expense for the first three months of 2015 was $11.2 million, up $0.8 million, or 7.6%, from the first quarter of 2014. The increase was mainly due to expenses paid of $0.5 million ($0.4 million after tax) related to the previously announced pending merger with Central Bancshares. The majority of the increase in noninterest expense was salaries and employee benefits, which increased $0.7 million, or 12.0%, between the first quarter of 2015 and the first quarter of 2014. This increase in salaries and employee benefits includes $0.3 million of incentive compensation expense associated with the pending merger with Central Bancshares, with the balance of the merger expenses reflected in professional fees expense, which increased $0.1 million, or 18.3%, for the first quarter of 2015, compared with the first quarter of 2014. These increases were partially offset by a slight decrease in net occupancy and equipment expense for the first quarter of 2015 of $0.1 million, or (5.0)%, compared with the first quarter of 2014. Noninterest expense is expected to increase in the second quarter of 2015 as a result of the consummation of the merger.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 25.9% for the first three months of 2015, and 27.9% for the first three months of 2014. Income tax expense decreased to $1.7 million in the first three months of 2015 compared with $1.9 million for the same period of 2014, primarily due to decreased taxable net income.

FINANCIAL CONDITION
Our total assets decreased slightly to $1.78 billion at March 31, 2015 from $1.80 billion at December 31, 2014, resulting primarily from decreased balances in investment securities available for sale, cash and cash equivalents, and accrued interest receivable. These decreases were partially offset by increased balances in loans, investment securities held to maturity, and premises and equipment, net. Total deposits at March 31, 2015, were $1.41 billion, a decrease of $0.3 million, from December 31, 2014. The deposit decrease was concentrated in jumbo certificates of deposit accounts (accounts $100,000 and over), which decreased by $7.0 million, or 2.9%, and certificates of deposit under $100,000, which decreased by $5.9 million, or 2.5%. Interest bearing demand deposits increased $10.5 million, or 1.7%, to $629.0 million at March 31, 2015, from $618.5 million at December 31, 2014, and savings deposits increased $3.9 million, or 3.8%, from December 31, 2014 to March 31, 2015. Federal funds purchased decreased by $8.5 million, to $8.9 million. FHLB borrowings decreased by $15.0 million, or 16.1%, to $78.0 million.
Investment Securities
Investment securities available for sale totaled $409.0 million as of March 31, 2015. This was a decrease of $66.0 million, or 13.9%, from December 31, 2014. Investment securities serve as a source of liquidity, and investment balances vary along with fluctuations in levels of deposits and loans. Investment securities classified as held to maturity increased to $54.3 million as of March 31, 2015 from $51.5 million at December 31, 2014. The $2.8 million, or 5.4%, increase in held to maturity investments was due to a strategic decision to increase our holdings in this classification to mitigate any volatility in capital levels that may result from future increases in interest rates. The investment portfolio consisted mainly of obligations of states and political subdivisions (50.4%), mortgage-backed securities and collateralized mortgage obligations (33.2%), and U.S. government agencies (5.8%).

Loans
The composition of bank loans (before deducting the allowance for loan losses) was as follows:

	March 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$110,959	9.4%	$104,809	9.3%
Commercial and industrial	320,527	27.2	303,108	26.7
Credit cards	1,317	0.1	1,246	0.1
Overdrafts	521	0.1	744	0.1
Commercial real estate:
Construction and development	69,255	5.9	59,383	5.2
Farmland	86,715	7.4	83,700	7.4
Multifamily	54,227	4.6	54,886	4.8
Commercial real estate-other	233,252	19.8	228,552	20.2
Total commercial real estate	443,449	37.7	426,521	37.6
Residential real estate:
One- to four- family first liens	221,826	18.9	219,314	19.4
One- to four- family junior liens	53,240	4.5	53,297	4.7
Total residential real estate	275,066	23.4	272,611	24.1
Consumer	24,488	2.1	23,480	2.1
Total loans	$1,176,327	100.0%	$1,132,519	100.0%
Total bank loans (excluding loan pool participations and loans held for sale) increased by $43.8 million to $1.18 billion as of March 31, 2015 as compared to December 31, 2014. While most loan categories saw increased balances, the increase was primarily in commercial and industrial loans, construction and development loans, and agricultural loans. Increases in these categories were slightly offset by a decrease in multifamily commercial real estate loans. As of March 31, 2015, our bank loan (excluding loan pool participations) to deposit ratio was 83.5% compared with a bank loan to deposit ratio of 80.4% at December 31, 2014. We anticipate that the loan to deposit ratio will remain relatively stable or increase in future periods, with loans showing overall measured growth and deposits remaining steady or decreasing with interest rates remaining at record lows.
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
Loan Pool Participations
As of March 31, 2015, we had loan pool participations, net, totaling $18.2 million, down from $19.3 million at December 31, 2014. Loan pool participations are participation interests in performing, subperforming and nonperforming loans that have been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of its merger with Former MidWestOne in March 2008. As previously announced, the Company has decided to exit this line of business as current balances pay down. The loan pool investment balances shown as an asset on our consolidated balance sheets represent the discounted purchase cost of the loan pool participations. As of March 31, 2015, the categories of loans by collateral type in the loan pool participations were commercial real estate - 66%, commercial loans - 4%, single-family residential real estate - 15% and other loans - 15%. We have minimal exposure in the loan pool participations to consumer real estate subprime credit or to construction and real estate development loans.
Our overall cost basis in the loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of March 31, 2015, such cost basis was $20.4 million, while the contractual outstanding principal amount of the underlying loans as of such date was approximately $66.2 million, resulting in an investment basis of 30.8% of the "face amount" of the underlying loans. The discounted cost basis inherently reflects the assessed collectability of the underlying loans. We do not include any amounts related to the loan pool participations in our totals of nonperforming loans.
As of March 31, 2015, loans in the southeast region of the United States represented approximately 44% of our loan pool participations. The northeast was the next largest area with 33%, and the central region represented 22%. The southwest and the northwest regions represented a minimal amount of the portfolio at less than 1% combined. The highest concentration of assets was in Florida at approximately 19% of the basis total, with the next highest state levels being Ohio at approximately 13% and New Jersey at approximately 8%. As of March 31, 2015, approximately 71% of the loans were contractually current or less than

90 days past due, while 29% were contractually past due 90 days or more. It should be noted that many of the loans were acquired in a contractually past due status, which is reflected in the discounted purchase price of the loans. Performance status is monitored on a monthly basis. The 29% of loans contractually past due includes loans in litigation and foreclosed property. As of March 31, 2015, loans in litigation totaled approximately $1.2 million, while foreclosed property was approximately $2.9 million.
Premises and Equipment
As of March 31, 2015, premises and equipment totaled $39.4 million, an increase of $1.7 million, or 4.4%, from $37.8 million at December 31, 2014. This increase was primarily due to two ongoing major construction projects, both in our Iowa City market. In August 2013, we entered into a contract for the restoration and remodeling of the building which serves as the main office of the Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013, we entered into a contract for the construction of a new Home Mortgage Center with an estimated cost of design and construction of $16.0 million, and with completion anticipated in the second quarter of 2015. As of March 31, 2015, an estimated $13.3 million remained to be paid on these contracts. We expect the balance of premises and equipment to continue rising in the future as these projects progress towards completion in the remainder of 2015 and 2016, and as a result of our pending merger with Central Bancshares.
Intangible Assets
Intangible assets decreased to $8.2 million as of March 31, 2015 from $8.3 million as of December 31, 2014 as a result of normal amortization. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the intangible.
The following table summarizes the amounts and carrying values of intangible assets as of March 31, 2015.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
(in thousands)
March 31, 2015
Intangible assets:
Insurance agency intangible	$1,320	$978	$342
Core deposit premium	5,433	4,822	611
Trade name intangible	7,040	—	7,040
Customer list intangible	330	172	158
Total	$14,123	$5,972	$8,151
Deposits
Total deposits as of March 31, 2015 were $1.41 billion, the same as of December 31, 2014. Interest-bearing checking deposits were the largest category of deposits at March 31, 2015, representing approximately 44.7% of total deposits. Total interest-bearing checking deposits were $629.0 million at March 31, 2015, an increase of $10.5 million, or 1.7%, from $618.5 million at December 31, 2014. Included in interest-bearing checking deposits at March 31, 2015 was $17.8 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $9.8 million, or 35.5%, from the $27.6 million at December 31, 2014, due primarily to a withdrawal by one account holder. Non-interest bearing demand deposits were $212.7 million at March 31, 2015, a decrease of $1.8 million, or 0.8%, from $214.5 million at December 31, 2014. The decreased balances in non-interest bearing deposit accounts were primarily in commercial accounts. Savings deposits increased $3.9 million, or 3.8%, from December 31, 2014 to March 31, 2015, primarily in personal savings. Total certificates of deposit were $460.2 million at March 31, 2015, down $12.8 million, or 2.7%, from $473.0 million at December 31, 2014, as public fund and individual depositors moved balances from certificates of deposit to interest-bearing checking. Included in total certificates of deposit at March 31, 2015 was $5.2 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $0.8 million, or 13.7%, from the $6.1 million at December 31, 2014. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 83.6% of our total deposits were considered “core” deposits as of March 31, 2015.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $78.0 million as of March 31, 2015 compared with $93.0 million as of December 31, 2014. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity.

Long-term Debt
Long-term debt in the form of junior subordinated debentures that have been issued to a statutory trust that issued trust preferred securities was $15.5 million as of March 31, 2015, unchanged from December 31, 2014. These junior subordinated debentures were assumed by us from Former MidWestOne in the merger in 2008. Former MidWestOne had issued these junior subordinated debentures on September 20, 2007, to MidWestOne Capital Trust II. The junior subordinated debentures supporting the trust preferred securities have a maturity date of December 15, 2037, and do not require any principal amortization. They became callable on December 15, 2012 at par, and are callable, in whole or in part, on any interest payment date, at the Company’s option. The interest rate on the debt is a variable rate based on the three-month LIBOR rate plus 1.59% with interest payable quarterly. At March 31, 2015, the interest rate on the debt was 1.86%.
Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of financing receivable at March 31, 2015 and December 31, 2014:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
March 31, 2015
Agricultural	$—	$2,901	$—	$2,901
Commercial and industrial	—	1,954	430	2,384
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	83
Farmland	—	2,209	23	2,232
Multifamily	—	—	—	—
Commercial real estate-other	924	—	1,291	2,215
Total commercial real estate	924	2,209	1,397	4,530
Residential real estate:
One- to four- family first liens	111	990	1,430	2,531
One- to four- family junior liens	—	13	192	205
Total residential real estate	111	1,003	1,622	2,736
Consumer	2	17	14	33
Total	$1,037	$8,084	$3,463	$12,584

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2014
Agricultural	$—	$3,027	$—	$3,027
Commercial and industrial	66	2,217	479	2,762
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	83
Farmland	—	2,268	24	2,292
Multifamily	—	—	—	—
Commercial real estate-other	—	255	1,200	1,455
Total commercial real estate	—	2,523	1,307	3,830
Residential real estate:
One- to four- family first liens	780	1,119	1,261	3,160
One- to four- family junior liens	—	14	192	206
Total residential real estate	780	1,133	1,453	3,366
Consumer	2	18	16	36
Total	$848	$8,918	$3,255	$13,021
Our nonperforming assets totaled $14.2 million as of March 31, 2015, a decrease of $0.7 million, or 4.7%, from December 31, 2014. The balance of OREO at March 31, 2015 was $1.7 million, down from $1.9 million of OREO at December 31, 2014. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of March 31, 2015. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $12.6 million (1.07% of total bank loans) as of March 31, 2015, compared to $13.0 million (1.15% of total bank loans) as of December 31, 2014.
At March 31, 2015, nonperforming loans consisted of $3.5 million in nonaccrual loans, $8.1 million in TDRs and $1.0 million in loans past due 90 days or more and still accruing interest. This compares with $3.3 million, $8.9 million and $0.8 million, respectively, as of December 31, 2014. Nonaccrual loans increased by $0.2 million, or 6.4%, at March 31, 2015 compared to December 31, 2014. The Company experienced a $0.8 million, or 9.4%, decrease in restructured loans from December 31, 2014 to March 31, 2015, primarily due to payments and a payoff collected from TDR-status borrowers, as well as the movement of two borrowers out of TDR status. During the same period, loans past due 90 days or more and still accruing interest increased $0.2 million, or 22.3%, from December 31, 2014 to March 31, 2015. Additionally, loans past due 30 to 89 days (not included in the nonperforming loan totals) were $3.7 million as of March 31, 2015 compared with $3.9 million as of December 31, 2014, a decrease of $0.2 million or 4.7%. The pending merger is not expected to have a material impact on the Company's level of nonperforming loans.
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
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the loan officer, in conjunction with regional management, will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company's allowance for loan and lease losses calculation. As soon as practical, an updated value estimate of the collateral backing that impaired loan relationship is completed. After the updated value is determined, regional management, with assistance from the loan review department, reviews the valuation and updates the specific allowance analysis for each loan relationship accordingly. The board of directors on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
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
During the three months ended March 31, 2015, the Company restructured no loans by granting a concession to a borrower experiencing financial difficulties.

We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$8,084	$8,918
Not in compliance with modified terms - on nonaccrual status	567	522
Total restructured loans	$8,651	$9,440
Allowance for Loan Losses
Our ALLL as of March 31, 2015 was $16.5 million, which was 1.40% of total bank loans (excluding loan pool participations) as of that date. This compares with an ALLL of $16.4 million as of December 31, 2014, which was 1.44% of total bank loans as of that date. Gross charge-offs for the first three months of 2015 totaled $0.8 million, while recoveries of previously charged-off loans totaled $0.4 million. Annualized net loan charge offs to average bank loans for the first three months of 2015 was 0.15% compared to 0.09% for the year ended December 31, 2014. As of March 31, 2015, the ALLL was 131.3% of nonperforming loans compared with 125.7% as of December 31, 2014. Based on the inherent risk in the loan portfolio, we believe that as of March 31, 2015, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first three months of 2015. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank's board of directors on a quarterly basis. At March 31, 2015, there were 4 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 41 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 32 of these equity loans and other financial institutions have the first lien on the remaining 9.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2015, TDRs were not a material portion of the loan portfolio. We review loans 90 days and over past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $197.4 million as of March 31, 2015, compared to $192.7 million as of December 31, 2014, an increase of $4.7 million, or 2.4%. This increase was primarily attributable to net income of $4.8 million for the first three months of 2015, a $1.0 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, and a $0.3 million decrease in treasury stock due to the issuance of 15,853 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $1.3 million in common stock dividends. No shares of Company common stock were repurchased in the first quarter of 2015.
Total shareholders' equity was 11.10% of total assets as of March 31, 2015 and was 10.71% as of December 31, 2014. The ratio of tangible equity to tangible assets was 10.69% as of March 31, 2015 and 10.29% as of December 31, 2014. Our Tier 1 capital to risk-weighted assets ratio was 14.27% as of March 31, 2015 and was 13.47% as of December 31, 2014. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of March 31, 2015, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules (the "Basel III Rules") effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change, when the Basel III Rules are fully implemented. The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.
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

	At March 31,	At December 31,
(in thousands)	2015	2014
Tier 1 capital
Total shareholders' equity	$197,392	$192,731
Less: Net unrealized gains on securities available for sale	(6,317)	(5,322)
Disallowed Intangibles	(3,262)	(8,511)
Common equity tier 1 capital	$187,813	—
Plus: Long term debt (qualifying restricted core capital)	10,825	15,464
Tier 1 capital	$198,638	$194,362
Risk-weighted assets	$1,392,047	$1,442,585
Tier 1 capital to risk-weighted assets	14.27%	13.47%
Common equity tier 1 capital to risk-weighted assets	13.49%	N/A

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At March 31, 2015
Consolidated:
Total capital/risk based	$216,049	15.52%	$111,364	8.00%	N/A	N/A
Tier 1 capital/risk based	198,638	14.27	83,523	6.00	N/A	N/A
Common equity tier 1 capital/risk based	187,813	13.49	62,642	4.50	N/A	N/A
Tier 1 capital/adjusted average	198,638	11.26	70,565	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$201,623	14.56%	$110,764	8.00%	$138,455	10.00%
Tier 1 capital/risk based	184,316	13.31	83,073	6.00	110,764	8.00
Common equity tier 1 capital/risk based	184,316	13.31	62,305	4.50	89,996	6.50
Tier 1 capital/adjusted average	184,316	10.50	70,197	4.00	87,746	5.00
At December 31, 2014
Consolidated:
Total capital/risk based	$212,559	14.73%	$115,407	8.00%	N/A	N/A
Tier 1 capital/risk based	194,362	13.47	57,703	4.00	N/A	N/A
Tier 1 capital/adjusted average	194,362	10.85	71,647	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$197,018	13.75%	$114,624	8.00%	$143,280	10.00%
Tier 1 capital/risk based	179,098	12.50	57,312	4.00	85,968	6.00
Tier 1 capital/adjusted average	179,098	10.05	71,249	4.00	89,061	5.00

On February 15, 2015, 20,900 restricted stock units were granted to certain officers of the Company. Additionally, during the first three months of 2015, 15,853 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,210 shares were surrendered by grantees to satisfy tax requirements, and 925 nonvested restricted stock units were forfeited. No shares of common stock were issued in connection with the exercise of previously issued stock options.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $21.5 million as of March 31, 2015, compared with $23.4 million as of December 31, 2014. Interest-bearing deposits in banks at March 31, 2015, increased to $1.0 million, an increase of $0.6 million from December 31, 2014. Investment securities classified as available for sale, totaling $409.0 million and $474.9 million as of March 31, 2015 and December 31, 2014, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiary maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow it to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2015 to meet the needs of borrowers and depositors.
Our principal sources of funds were proceeds from the maturity and sale of investment securities and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2015, we had $15.5 million of long-term debt outstanding. This amount represents indebtedness payable under junior subordinated debentures issued to a subsidiary trust that issued trust preferred securities in a pooled offering. The junior subordinated debentures were issued with a 30-year term. The interest rate on the debt is a variable rate, based on the three-month LIBOR rate plus 1.59%, with interest payable quarterly. At March 31, 2015, the interest rate on the debt was 1.86%.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of March 31, 2015, outstanding commitments to extend credit totaled approximately $276.5 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $3.7 million as of March 31, 2015. We do not anticipate any losses as a result of these transactions.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2015, there were approximately $8.3 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, economic conditions in recent years have made liquidity risk (in particular, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity's obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due and/or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $8.6 million in the first three months of 2015, compared with $5.7 million in the first three months of 2014. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash inflows from investing activities were $20.0 million in the first three months of 2015, compared to net cash inflows of $18.2 million in the comparable three-month period of 2014. In the first three months of 2015, investment securities transactions resulted in net cash inflows of $65.1 million, compared to inflows of $3.8 million during the same period of 2014. Increased loan volume accounted for net cash outflows of $44.2 million for the first three months of 2015, compared with $15.0 million of net inflows for the same period of 2014. Purchases of premises and equipment resulted in a $2.2 million cash outflow in the first three months of 2015, compared to outflows of $2.8 million relating to premises and equipment in the comparable period of 2014, both resulting from the two large building projects currently underway to restore and remodel the main office of the Bank and headquarters of the Company, and to construct a new Home Mortgage Center. Cash inflows from loan pool participations were $1.1 million during the first three months of 2015 compared to $2.1 million during the same period of 2014.
Net cash used in financing activities in the first three months of 2015 was $30.5 million, compared with net cash used of $13.5 million for the same period of 2014. The largest financing cash outflows during the three months ended March 31, 2015 was the net decrease of $15.0 million in FHLB borrowings, the decrease of $8.5 million in federal funds purchased, and the use of $1.3 million to pay dividends.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of March 31, 2015, the Bank had $78.0 million in outstanding FHLB borrowings, leaving $177.1 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
The Bank has brokered certificate of deposit lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the Bank's core market area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized" rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit the Bank from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2015.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2015, the Bank had municipal securities with an approximate market value of $13.2 million pledged for liquidity purposes.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at March 31, 2015 and December 31, 2014.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
March 31, 2015
Dollar change	$(160)	$107	$(44)	$234
Percent change	(0.3)%	0.2%	(0.1)%	0.4%
December 31, 2014
Dollar change	$(315)	$171	$(369)	$(491)
Percent change	(0.6)%	0.3%	(0.7)%	(0.9)%
As shown above, at March 31, 2015, the effect of an immediate and sustained 200 basis point increase in interest rates would be an increase our net interest income by approximately $0.2 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $0.2 million. These changes in net interest income under various interest rate scenarios are small relative to the overall level of net interest income.  In fact, changes of this magnitude are well within the range of what would be considered neutral interest rate sensitivity. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between 0.0% and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

•	the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2014.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2014. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaces the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of March 31, 2015.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	April 30, 2015	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer