Form 10-Q
period 2015-06-30
MidWestOne Financial Group, Inc.
filed 2015-08-10
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 7, 2015, there were 11,405,931 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$40,071	$23,028
Interest-bearing deposits in banks	6,231	381
Federal funds sold	302	—
Cash and cash equivalents	46,604	23,409
Investment securities:
Available for sale	429,868	474,942
Held to maturity (fair value of $97,075 as of June 30, 2015 and $51,253 as of December 31, 2014)	98,749	51,524
Loans held for sale	8,506	801
Loans	2,108,358	1,132,519
Allowance for loan losses	(17,167)	(16,363)
Net loans	2,091,191	1,116,156
Loan pool participations, net	—	19,332
Premises and equipment, net	71,266	37,770
Accrued interest receivable	12,421	10,898
Goodwill	56,488	—
Other intangible assets, net	22,482	8,259
Bank-owned life insurance	45,629	38,142
Other real estate owned	8,894	1,916
Deferred income taxes	3,229	3,078
Other assets	27,123	14,075
Total assets	$2,922,450	$1,800,302
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$528,005	$214,461
Interest-bearing checking	994,432	618,540
Savings	187,375	102,527
Certificates of deposit under $100,000	375,702	235,395
Certificates of deposit $100,000 and over	318,832	237,619
Total deposits	2,404,346	1,408,542
Federal funds purchased	24,700	17,408
Securities sold under agreements to repurchase	67,114	60,821
Federal Home Loan Bank borrowings	78,000	93,000
Junior subordinated notes issued to capital trusts	23,523	15,464
Long-term debt	25,000	—
Deferred compensation liability	5,112	3,393
Accrued interest payable	2,009	863
Other liabilities	14,680	8,080
Total liabilities	2,644,484	1,607,571
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at June 30, 2015 and December 31, 2014	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at June 30, 2015 and December 31, 2014; issued 11,713,481 shares at June 30, 2015 and 8,690,398 shares at December 31, 2014; outstanding 11,405,931 shares at June 30, 2015 and 8,355,666 shares at December 31, 2014	11,713	8,690
Additional paid-in capital	157,899	80,537
Treasury stock at cost, 307,550 shares as of June 30, 2015 and 334,732 shares at December 31, 2014	(6,390)	(6,945)
Retained earnings	111,471	105,127
Accumulated other comprehensive income	3,273	5,322
Total shareholders' equity	277,966	192,731
Total liabilities and shareholders' equity	$2,922,450	$1,800,302
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$21,685	$12,005	$34,262	$23,945
Interest and discount on loan pool participations	178	532	798	812
Interest on bank deposits	15	5	16	9
Interest on investment securities:
Taxable securities	1,913	2,274	3,807	4,590
Tax-exempt securities	1,394	1,360	2,784	2,741
Total interest income	25,185	16,176	41,667	32,097
Interest expense:
Interest on deposits:
Interest-bearing checking	662	547	1,197	1,092
Savings	44	36	80	72
Certificates of deposit under $100,000	491	634	1,117	1,331
Certificates of deposit $100,000 and over	467	449	993	894
Total interest expense on deposits	1,664	1,666	3,387	3,389
Interest on federal funds purchased	2	5	14	6
Interest on securities sold under agreements to repurchase	43	29	73	59
Interest on Federal Home Loan Bank borrowings	353	545	752	1,107
Interest on other borrowings	6	7	10	13
Interest on junior subordinated notes issued to capital trusts	136	69	208	141
Interest on subordinated notes	162	—	162	—
Interest on long-term debt	96	—	96	—
Total interest expense	2,462	2,321	4,702	4,715
Net interest income	22,723	13,855	36,965	27,382
Provision for loan losses	901	300	1,501	750
Net interest income after provision for loan losses	21,822	13,555	35,464	26,632
Noninterest income:
Trust, investment, and insurance fees	1,633	1,430	3,214	2,948
Service charges and fees on deposit accounts	1,068	848	1,801	1,476
Mortgage origination and loan servicing fees	833	318	1,071	755
Other service charges, commissions and fees	785	552	1,388	1,171
Bank-owned life insurance income	325	225	620	454
Gain on sale or call of available for sale securities	456	191	1,011	974
Loss on sale of premises and equipment	(13)	(8)	(10)	(5)
Total noninterest income	5,087	3,556	9,095	7,773
Noninterest expense:
Salaries and employee benefits	9,994	6,060	16,863	12,194
Net occupancy and equipment expense	2,342	1,634	3,866	3,239
Professional fees	2,229	779	2,909	1,354
Data processing expense	668	391	1,100	815
FDIC insurance expense	388	240	627	483
Amortization of intangible assets	1,228	137	1,336	274
Other operating expense	2,997	1,398	4,324	2,672
Total noninterest expense	19,846	10,639	31,025	21,031
Income before income tax expense	7,063	6,472	13,534	13,374
Income tax expense	2,594	1,719	4,269	3,648
Net income	$4,469	$4,753	$9,265	$9,726
Share and per share information:
Ending number of shares outstanding	11,405,931	8,396,191	11,405,931	8,396,191
Average number of shares outstanding	10,229,355	8,428,307	9,301,761	8,451,819
Diluted average number of shares	10,254,279	8,452,291	9,328,941	8,479,989
Earnings per common share - basic	$0.43	$0.56	$1.00	$1.15
Earnings per common share - diluted	0.42	0.56	0.99	1.14
Dividends paid per common share	0.150	0.145	0.300	0.290
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,469	$4,753	$9,265	$9,726

Other comprehensive income, available for sale securities:
Unrealized holding gains arising during period	(4,430)	2,965	(2,274)	6,853
Reclassification adjustment for gains included in net income	(456)	(191)	(1,011)	(974)
Income tax expense	1,853	(1,052)	1,236	(2,229)
Other comprehensive income on available for sale securities	(3,033)	1,722	(2,049)	3,650
Other comprehensive income, net of tax	(3,033)	1,722	(2,049)	3,650
Comprehensive income	$1,436	$6,475	$7,216	$13,376
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	9,726	—	9,726
Dividends paid on common stock ($0.29 per share)	—	—	—	—	(2,445)	—	(2,445)
Stock options exercised (3,310 shares)	—	—	(10)	60	—	—	50
Release/lapse of restriction on RSUs (26,641 shares)	—	—	(418)	443	—	—	25
Repurchase of common stock (113,566 shares)	—	—	—	(2,751)	—	—	(2,751)
Stock compensation	—	—	245	—	—	—	245
Other comprehensive income, net of tax	—	—	—	—	—	3,650	3,650
Balance at June 30, 2014	$—	$8,690	$80,323	$(5,950)	$98,754	$4,699	$186,516
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	9,265	—	9,265
Issuance of common stock due to business combination (2,723,083 shares)	—	2,723	69,915	—	—	—	72,638
Issuance of common stock - private placement (300,000 shares), net of expenses	—	300	7,600	—	—	—	7,900
Dividends paid on common stock ($0.30 per share)	—	—	—	—	(2,921)	—	(2,921)
Stock options exercised (5,269 shares)	—	—	(26)	110	—	—	84
Release/lapse of restriction on RSUs (23,123 shares)	—	—	(416)	445	—	—	29
Stock compensation	—	—	289	—	—	—	289
Other comprehensive income, net of tax	—	—	—	—	—	(2,049)	(2,049)
Balance at June 30, 2015	$—	$11,713	$157,899	$(6,390)	$111,471	$3,273	$277,966
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$9,265	$9,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,501	750
Depreciation, amortization and accretion	3,730	2,179
Loss on sale of premises and equipment	10	5
Deferred income taxes	(501)	2,588
Stock-based compensation	289	245
Net gain on sale or call of available for sale securities	(1,011)	(974)
Net loss on sale of other real estate owned	33	8
Net gain on sale of loans held for sale	(582)	(189)
Writedown of other real estate owned	—	49
Origination of loans held for sale	(61,657)	(16,381)
Proceeds from sales of loans held for sale	54,534	14,980
Decrease in accrued interest receivable	1,148	1,099
Increase in cash surrender value of bank-owned life insurance	(620)	(454)
(Increase) decrease in other assets	(129)	228
Increase (decrease) in deferred compensation liability	63	(35)
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(3,220)	1,155
Net cash provided by operating activities	2,853	14,979
Cash flows from investing activities:
Proceeds from sales of available for sale securities	106,389	15,870
Proceeds from maturities and calls of available for sale securities	54,481	36,210
Purchases of available for sale securities	(9)	(19,606)
Proceeds from maturities and calls of held to maturity securities	1,235	465
Purchase of held to maturity securities	(6,322)	(10,533)
(Increase) decrease in loans	(59,973)	1,675
Decrease in loan pool participations, net	19,332	4,061
Purchases of premises and equipment	(6,958)	(5,892)
Proceeds from sale of other real estate owned	1,217	212
Proceeds from sale of premises and equipment	25	3
Net cash paid in business acquisition (Note 2)	(35,596)	—
Net cash provided by investing activities	73,821	22,465
Cash flows from financing activities:
Net decrease in deposits	(53,363)	(27,290)
Increase (decrease) in federal funds purchased	7,292	(751)
Decrease in securities sold under agreements to repurchase	(9,831)	(3,890)
Proceeds from Federal Home Loan Bank borrowings	10,000	19,000
Repayment of Federal Home Loan Bank borrowings	(25,000)	(22,000)
Stock options exercised	113	75
Redemption of subordinated note	(12,669)	—
Proceeds from long-term debt	25,000	—
Dividends paid	(2,921)	(2,445)
Issuance of common stock, net of expenses	7,900	—
Repurchase of common stock	—	(2,751)
Net cash used in financing activities	(53,479)	(40,052)
Net increase (decrease) in cash and cash equivalents	23,195	(2,608)
Cash and cash equivalents at beginning of period	23,409	24,890
Cash and cash equivalents at end of period	$46,604	$22,282

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,556	$4,735
Cash paid during the period for income taxes	$2,550	$464
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$410	$319

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Investment securities	$161,243	—
Loans	916,973	—
Premises and equipment	27,908	—
Goodwill	56,488	—
Core deposit intangible	12,773	—
Other intangibles	2,786
FDIC indemnification asset	4,933	—
Other real estate owned	7,818	—
Other assets	15,944	—
Total noncash assets acquired	1,206,866	—

Liabilities assumed:
Deposits	1,049,167	—
Short-term borrowings	16,124	—
Junior subordinated notes issued to capital trusts	8,050	—
Subordinated note payable	12,669	—
Other liabilities	12,622	—
Total liabilities assumed	1,098,632	—
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
On May 1, 2015, the Company completed its merger with Central Bancshares, Inc. ("Central"), pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company.
The Company issued 2,723,083 shares of common stock and paid $64.0 million in cash, for total consideration of $136.6 million in connection with the merger. The results of operations acquired from Central have been included in the Company's results of operations for the 60 days since the date of acquisition.
The Company owns 100% of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, 100% of the common stock of Central Bank, a Minnesota state non-member bank chartered in 1988 with its main office in Golden Valley, Minnesota, and 100% of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through our bank subsidiaries, MidWestOne Bank and Central Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2015, and the results of operations and cash flows for the three and six months ended June 30, 2015 and 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2015 may not be indicative of results for the year ending December 31, 2015, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in banks.
Certain reclassifications have been made to prior periods' consolidated financial statements to present them on a basis comparable with the current period's consolidated financial statements.

2.    Business Combination
On May 1, 2015, the Company acquired 100% of the voting equity interests of Central, a bank holding company and the parent company of Central Bank, a commercial bank headquartered in Golden Valley, Minnesota, through the merger of Central with and into the Company. Among other things, this transaction provides the Company with the opportunity to expand the business into new markets and grow the size of the business. At the effective time of the merger, each share of common stock of Central converted into a pro rata portion of (1) 2,723,083 shares of common stock of the Company, and (2) $64.0 million in cash.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Central exceeded the net assets acquired, goodwill of $56.5 million was recorded on the acquisition. Goodwill recorded in this transaction, which reflect the entry into the geographically new markets served by Central, has been provisionally allocated to our Central Bank segment. Goodwill recorded in the transaction is not tax deductible. The fair value of certain assets and liabilities and results recognized in the financial statements for the business combination have been determined only provisionally as of the second quarter of 2015. The following acquired assets and liabilities are included within the consolidated financial statements as of June 30, 2015 as provisional amounts as the Company continues to gather information to estimate the fair value as of the date of acquisition: 1) trade name intangible valuation is being reviewed to determine the appropriate valuation methodology and royalty rate; 2) FDIC indemnification asset continues to be reviewed and adjustments made relating to claimable expenses, losses, and recoveries; 3) other real estate owned includes a significant property for which a new appraisal has not been performed due to its pending sale; 4) deferred taxes remain provisional as the Company continues the process of transitioning Central Bank from an S-Corp to a C-Corp; 5) stock illiquidity discount continues to be reviewed to determine the length of the restriction and the impact of this restriction on the fair value of the stock issued as part of the consideration. The Company expects to obtain the additional information needed to finalize these amounts in the third quarter of 2015.
Estimated fair values of assets acquired and liabilities assumed in the Central transaction, as of the closing date of the transaction, were as follows:

(in thousands)	May 1, 2015
ASSETS
Cash and due from banks	$28,404
Investment securities	161,243
Loans	916,973
Premises and equipment	27,908
Goodwill	56,488
Core deposit intangible	12,773
Trade name intangible	2,786
FDIC indemnification asset	4,933
Other real estate owned	7,818
Other assets	15,944
Total assets	1,235,270
LIABILITIES
Deposits	1,049,167
Short-term borrowings	16,124
Junior subordinated notes issued to capital trusts	8,050
Subordinated notes payable	12,669
Accrued expenses and other liabilities	12,622
Total liabilities	1,098,632
Total identifiable net assets	136,638

Consideration:
Market value of common stock at $29.31 per share at May 1, 2015 (2,723,083 shares of common stock issued)	79,814
Stock illiquidity discount due to restrictions	(7,176)
Cash paid	64,000
Total fair value of consideration	$136,638
Purchased loans acquired in a business combination are recorded and initially measured at their estimated fair value as of the acquisition date. Credit discounts are included in the determination of fair value. An allowance for loan losses is not carried over. These purchased loans are segregated into two types: purchased credit impaired loans and purchased non-credit impaired loans without evidence of significant credit deterioration.

•
Purchased credit impaired loans are accounted for in accordance with ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" as they display significant credit deterioration since origination and it is probable, as of the acquisition date, that the Company will be unable to collect all contractually required payments from the borrower.

•
Purchased non-credit impaired loans are accounted for in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of significant credit deterioration since origination and it is probable all contractually required payments will be received from the borrower.

For purchased non-credit impaired loans, the difference between the estimated fair value of the loans (computed on a loan-by-loan basis) and the principal outstanding is accreted over the remaining life of the loans.
For purchased credit impaired loans the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the expected remaining life of the loan if the timing and amount of the future cash flows are reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an allowance for credit losses and a provision for loan losses.
The following table presents the purchased loans as of the acquisition date:

(in thousands)	Purchased Credit Impaired Loans	Purchased Non-Credit Impaired Loans
Contractually required principal payments	$36,886	$905,314
Nonaccretable difference	(6,675)	—
Principal cash flows expected to be collected	30,211	905,314
Accretable difference	(1,882)	(16,670)
Fair value of acquired loans	$28,329	$888,644
Disclosures required by FAS ASC 805-20-50-1(a) concerning the FDIC indemnification assets have not been included due to the immateriality of the amount involved. See Note 6. "Loans Receivable and the Allowance for Loan Losses" to our consolidated financial statements for additional information related to the FDIC indemnification asset.
FAS ASC 805-30-30-7 requires that the consideration transfered in a business combination should be measured at fair value. Since the common shares issued as part of the consideration of the merger included a restriction on their sale, pledge or other disposition, an illiquidity discount has been assigned to the shares based upon the volatility of the underlying shares' daily returns and the period of restriction.
The Company recorded $2.7 million and $3.2 million in pre-tax merger-related expenses for the three and six months ended 2015, respectively, including professional and legal fees of $1.5 million and $1.7 million, respectively, to directly consummate the merger. These amounts are included in professional fees in the Company's consolidated statements of operations. The remainder of merger-related expenses primarily relate to retention and severance compensation costs, which are included in salaries and employee benefits in the consolidated statements of operations, and service contract termination costs, which are included in other operating expenses.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2015 and 2014, as if the acquisition had occurred January 1, 2014. The pro forma results combine the historical results of Central into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments, including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. The merger-related expenses that have been recognized are included in net income in the table below.

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Total revenues (net interest income plus noninterest income)	31,634	32,551	65,078	64,924
Net income	5,236	4,694	12,875	10,797
The pro forma information above excludes the impact of any provision recorded related to renewing Central loans. Revenues and earnings included in the consolidated statements of operations of the acquired company since the acquisition date for both the three and six months ended June 30, 2015 were $10.5 million and $2.1 million, respectively.

3.    Shareholders' Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of June 30, 2015, none were issued or outstanding.
Common Stock: As of June 30, 2015, the number of authorized shares of common stock for the Company was 15,000,000. As of June 30, 2015, 11,405,931 shares were outstanding.
On May 1, 2015, in connection with the Central merger, the Company issued 2,723,083 shares of its common stock. On June 22, 2015, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors, pursuant to which, on June 23, 2015, the Company sold an aggregate of 300,000 newly issued shares of the Company’s common stock, $1.00 par value per share, at a purchase price of $28.00 per share. Each of the purchasers was an existing shareholder of the Company.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the new program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During the second quarter of 2015 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of June 30, 2015.

4.    Earnings per Common Share
Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Basic earnings per common share computation
Numerator:
Net income	$4,469	$4,753	$9,265	$9,726
Denominator:
Weighted average shares outstanding	10,229,355	8,428,307	9,301,761	8,451,819
Basic earnings per common share	$0.43	$0.56	$1.00	$1.15

Diluted earnings per common share computation
Numerator:
Net income	$4,469	$4,753	$9,265	$9,726
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	10,254,279	8,452,291	9,328,941	8,479,989
Diluted earnings per common share	$0.42	$0.56	$0.99	$1.14

5.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$28,441	$191	$11	$28,621
State and political subdivisions	175,432	6,130	449	181,113
Mortgage-backed securities	62,904	776	597	63,083
Collateralized mortgage obligations	115,439	592	1,594	114,437
Corporate debt securities	41,135	241	13	41,363
Total debt securities	423,351	7,930	2,664	428,617
Other equity securities	1,246	40	35	1,251
Total	$424,597	$7,970	$2,699	$429,868

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$49,392	$248	$265	$49,375
State and political subdivisions	187,276	8,113	190	195,199
Mortgage-backed securities	30,965	1,498	—	32,463
Collateralized mortgage obligations	147,412	813	2,093	146,132
Corporate debt securities	48,656	188	103	48,741
Total debt securities	463,701	10,860	2,651	471,910
Other equity securities	2,686	380	34	3,032
Total	$466,387	$11,240	$2,685	$474,942

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$51,399	$178	$763	$50,814
Mortgage-backed securities	4,805	6	75	4,736
Collateralized mortgage obligations	24,987	2	495	24,494
Corporate debt securities	17,558	—	527	17,031
Total	$98,749	$186	$1,860	$97,075

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$39,704	$370	$252	$39,822
Mortgage-backed securities	22	3	—	25
Collateralized mortgage obligations	8,531	—	233	8,298
Corporate debt securities	3,267	—	159	3,108
Total	$51,524	$373	$644	$51,253
Investment securities with a carrying value of $314.5 million and $200.7 million at June 30, 2015 and December 31, 2014, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of June 30, 2015 and December 31, 2014. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$5,018	$11	$—	$—	$5,018	$11
State and political subdivisions	65	17,773	268	2,847	181	20,620	449
Mortgage-backed securities	31	42,873	597	—	—	42,873	597
Collateralized mortgage obligations	19	38,429	279	38,874	1,315	77,303	1,594
Corporate debt securities	3	8,298	13	—	—	8,298	13
Other equity securities	1	—	—	965	35	965	35
Total	120	$112,391	$1,168	$42,686	$1,531	$155,077	$2,699

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	4	$9,946	$11	$15,018	$254	$24,964	$265
State and political subdivisions	46	3,024	18	10,728	172	13,752	190
Collateralized mortgage obligations	14	14,971	123	68,370	1,970	83,341	2,093
Corporate debt securities	7	23,024	50	3,400	53	26,424	103
Other equity securities	1	—	—	966	34	966	34
Total	72	$50,965	$202	$98,482	$2,483	$149,447	$2,685

		As of June 30, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	75	$30,935	$702	$1,637	$61	$32,572	$763
Mortgage-backed securities	5	4,551	75	—	—	4,551	75
Collateralized mortgage obligations	6	16,651	247	7,775	248	24,426	495
Corporate debt securities	6	15,588	343	700	184	16,288	527
Total	92	$67,725	$1,367	$10,112	$493	$77,837	$1,860

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	29	$5,322	$190	$9,144	$62	$14,466	$252
Collateralized mortgage obligations	1	—	—	8,298	233	8,298	233
Corporate debt securities	2	2,358	27	750	132	3,108	159
Total	32	$7,680	$217	$18,192	$427	$25,872	$644
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
At June 30, 2015 and December 31, 2014, the Company's mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"). The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At June 30, 2015, approximately 58% of the municipal bonds held by the Company were Iowa-based, and approximately 20% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of their cost. Due to the issuers' continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery at fair value, as well as the evaluation of the fundamentals of the issuers' financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2015 and December 31, 2014.
As of June 30, 2015, the Company also owned $0.3 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the six months ended June 30, 2015 and the full year of 2014, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company's original purchase price.
The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	For the Six Months Ended June 30,
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

The contractual maturity distribution of investment debt securities at June 30, 2015, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$33,880	$34,346	$190	$190
Due after one year through five years	80,530	82,256	5,558	5,540
Due after five years through ten years	101,917	105,549	40,648	40,043
Due after ten years	28,681	28,946	22,561	22,072
Debt securities without a single maturity date	178,343	177,520	29,792	29,230
Total	$423,351	$428,617	$98,749	$97,075

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $1.2 million and a fair value of $1.3 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at June 30, 2015 was $10.4 million and at December 31, 2014 was $8.6 million, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB-Des Moines. The amount of FHLB stock held is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$824	$191	$1,265	$1,120
Gross realized losses	(368)	—	(442)	(146)
Other-than-temporary impairment	—	—	—	—
	456	191	823	974
Equity securities:
Gross realized gains	—	—	188	—
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	188	—
Total net realized gains and losses	$456	$191	$1,011	$974

6.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2015 and December 31, 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$69	$254	$273	$217	$1	$—	$814
Collectively evaluated for impairment	1,411	5,171	5,493	3,007	336	935	16,353
Total	$1,480	$5,425	$5,766	$3,224	$337	$935	$17,167
Loans receivable
Individually evaluated for impairment	$3,069	$2,289	$4,254	$2,485	$29	$—	$12,126
Collectively evaluated for impairment	110,781	448,114	944,544	529,329	35,612	—	2,068,380
Purchased credit impaired loans	—	393	19,562	7,895	2	—	27,852
Total	$113,850	$450,796	$968,360	$539,709	$35,643	$—	$2,108,358

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$88	$206	$226	$623	$2	$—	$1,145
Collectively evaluated for impairment	1,418	5,574	4,173	2,544	321	1,188	15,218
Total	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Loans receivable
Individually evaluated for impairment	$3,027	$3,168	$3,916	$3,341	$34	$—	$13,486
Collectively evaluated for impairment	101,782	301,732	422,605	269,270	23,644	—	1,119,033
Total	$104,809	$304,900	$426,521	$272,611	$23,678	$—	$1,132,519
Included above as of June 30, 2015, are loans with a contractual balance of $123.1 million and a recorded balance of $115.9 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 8. “Other Assets”.
As of June 30, 2015, the purchased credit impaired loans above are $36.3 million net of a discount of $8.4 million.
Loans with unpaid principal in the amount of $553.7 million and $404.4 million at June 30, 2015 and December 31, 2014, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2015 and 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2015
Beginning balance	$1,612	$5,518	$5,756	$3,083	$285	$272	$16,526
Charge-offs	—	(44)	(191)	(38)	(19)	—	(292)
Recoveries	—	12	6	8	6	—	32
Provision	(132)	(61)	195	171	65	663	901
Ending balance	$1,480	$5,425	$5,766	$3,224	$337	$935	$17,167
2014
Beginning balance	$1,034	$5,404	$4,490	$2,989	$294	$2,214	$16,425
Charge-offs	—	(103)	(80)	(139)	(22)	—	(344)
Recoveries	—	41	—	1	9	—	51
Provision	111	(159)	324	178	(52)	(102)	300
Ending balance	$1,145	$5,183	$4,734	$3,029	$229	$2,112	$16,432

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2015 and 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	—	(291)	(191)	(548)	(52)	—	(1,082)
Recoveries	—	351	6	12	16	—	385
Provision	(26)	(415)	1,552	593	50	(253)	1,501
Ending balance	$1,480	$5,425	$5,766	$3,224	$337	$935	$17,167
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	—	(273)	(153)	(201)	(45)	—	(672)
Recoveries	5	154	—	4	12	—	175
Provision	(218)	322	(407)	41	(13)	1,025	750
Ending balance	$1,145	$5,183	$4,734	$3,029	$229	$2,112	$16,432
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
All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when, for economic or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that would not otherwise be considered. The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.
The following table sets forth information on the Company's TDRs(1) by class of financing receivable occurring during the stated periods:

	Three Months Ended June 30,
	2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Total	—	$—	$—	—	$—	$—

	Six Months Ended June 30,
	2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Total	—	$—	$—	—	$—	$—
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs(1) within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Total	—	$—	—	$—	—	$—	—	$—
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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of our loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the banks' existing portfolios.
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
The following table sets forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of June 30, 2015 and December 31, 2014:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
June 30, 2015
Agricultural	$107,780	$4,372	$1,698	$—	$—	$113,850
Commercial and industrial	419,071	8,305	21,003	27	—	448,406
Credit cards	1,334	14	—	—	—	1,348
Overdrafts	1,048	333	69	—	—	1,450
Commercial real estate:
Construction and development	109,163	3,409	4,830	—	—	117,402
Farmland	83,849	1,564	2,730	—	—	88,143
Multifamily	109,417	378	1,818	—	—	111,613
Commercial real estate-other	591,159	24,227	35,816	—	—	651,202
Total commercial real estate	893,588	29,578	45,194	—	—	968,360
Residential real estate:
One- to four- family first liens	420,168	4,114	11,038	311	—	435,631
One- to four- family junior liens	98,614	1,953	3,428	83	—	104,078
Total residential real estate	518,782	6,067	14,466	394	—	539,709
Consumer	34,975	5	211	44	—	35,235
Total	$1,976,578	$48,674	$82,641	$465	$—	$2,108,358

Included within the special mention, substandard, and doubtful categories at June 30, 2015 are purchased credit impaired loans totaling $27.7 million.

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2014
Agricultural	$98,096	$5,032	$1,681	$—	$—	$104,809
Commercial and industrial	273,290	7,468	22,350	—	—	303,108
Credit cards	1,240	6	—	—	—	1,246
Overdrafts	373	262	109	—	—	744
Commercial real estate:
Construction and development	56,963	1,151	1,269	—	—	59,383
Farmland	79,629	1,778	2,293	—	—	83,700
Multifamily	54,708	178	—	—	—	54,886
Commercial real estate-other	215,268	11,216	2,068	—	—	228,552
Total commercial real estate	406,568	14,323	5,630	—	—	426,521
Residential real estate:
One- to four- family first liens	211,390	3,933	3,991	—	—	219,314
One- to four- family junior liens	53,039	48	210	—	—	53,297
Total residential real estate	264,429	3,981	4,201	—	—	272,611
Consumer	23,431	8	41	—	—	23,480
Total	$1,067,427	$31,080	$34,012	$—	$—	$1,132,519
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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,508	$2,008	$—	$1,410	$1,910	$—
Commercial and industrial	1,340	1,340	—	2,169	2,270	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	49	176	—	49	176	—
Farmland	2,206	2,365	—	2,270	2,433	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,541	1,851	—	939	1,064	—
Total commercial real estate	3,796	4,392	—	3,258	3,673	—
Residential real estate:
One- to four- family first liens	1,239	1,789	—	535	773	—
One- to four- family junior liens	90	113	—	134	157	—
Total residential real estate	1,329	1,902	—	669	930	—
Consumer	20	36	—	6	22	—
Total	$7,993	$9,678	$—	$7,512	$8,805	$—
With an allowance recorded:
Agricultural	$1,561	$1,561	$69	$1,617	$1,617	$88
Commercial and industrial	949	979	254	999	999	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	34	34	34	34	34	34
Farmland	69	69	66	74	74	4
Multifamily	—	—	—	—	—	—
Commercial real estate-other	355	355	173	550	550	188
Total commercial real estate	458	458	273	658	658	226
Residential real estate:
One- to four- family first liens	1,086	1,086	185	2,600	2,600	594
One- to four- family junior liens	70	70	32	72	72	29
Total residential real estate	1,156	1,156	217	2,672	2,672	623
Consumer	9	9	1	28	28	2
Total	$4,133	$4,163	$814	$5,974	$5,974	$1,145
Total:
Agricultural	$3,069	$3,569	$69	$3,027	$3,527	$88
Commercial and industrial	2,289	2,319	254	3,168	3,269	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	83	210	34	83	210	34
Farmland	2,275	2,434	66	2,344	2,507	4
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,896	2,206	173	1,489	1,614	188
Total commercial real estate	4,254	4,850	273	3,916	4,331	226
Residential real estate:
One- to four- family first liens	2,325	2,875	185	3,135	3,373	594
One- to four- family junior liens	160	183	32	206	229	29
Total residential real estate	2,485	3,058	217	3,341	3,602	623
Consumer	29	45	1	34	50	2
Total	$12,126	$13,841	$814	$13,486	$14,779	$1,145

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,517	$71	$1,410	$65	$1,541	$86	$1,414	$80
Commercial and industrial	1,063	52	2,151	40	1,695	82	2,169	64
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	49	—	90	1	49	—	90	1
Farmland	2,358	128	87	3	2,377	155	89	4
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,542	4	442	1	1,547	12	450	(7)
Total commercial real estate	3,949	132	619	5	3,973	167	629	(2)
Residential real estate:
One- to four- family first liens	1,241	3	798	6	1,239	(1)	803	5
One- to four- family junior liens	90	—	75	—	90	—	75	—
Total residential real estate	1,331	3	873	6	1,329	(1)	878	5
Consumer	21	1	8	—	22	1	9	—
Total	$7,881	$259	$5,061	$116	$8,560	$335	$5,099	$147
With an allowance recorded:
Agricultural	$1,561	$61	1,642	63	$1,579	$73	$1,669	$76
Commercial and industrial	3,118	18	1,446	24	2,426	27	1,475	38
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	34	—	—	—	34	—	—	—
Farmland	69	3	2,418	139	71	4	2,433	166
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	356	9	1,608	18	357	12	1,612	27
Total commercial real estate	459	12	4,026	157	462	16	4,045	193
Residential real estate:
One- to four- family first liens	1,089	16	838	17	1,092	25	839	26
One- to four- family junior liens	71	—	74	—	71	—	75	—
Total residential real estate	1,160	16	912	17	1,163	25	914	26
Consumer	9	—	20	1	10	—	20	1
Total	$6,307	$107	$8,046	$262	$5,640	$141	$8,123	$334
Total:
Agricultural	$3,078	$132	3,052	128	$3,120	$159	$3,083	$156
Commercial and industrial	4,181	70	3,597	64	4,121	109	3,644	102
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	83	—	90	1	83	—	90	1
Farmland	2,427	131	2,505	142	2,448	159	2,522	170
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,898	13	2,050	19	1,904	24	2,062	20
Total commercial real estate	4,408	144	4,645	162	4,435	183	4,674	191
Residential real estate:
One- to four- family first liens	2,330	19	1,636	23	2,331	24	1,642	31
One- to four- family junior liens	161	—	149	—	161	—	150	—
Total residential real estate	2,491	19	1,785	23	2,492	24	1,792	31
Consumer	30	1	28	1	32	1	29	1
Total	$14,188	$366	$13,107	$378	$14,200	$476	$13,222	$481

The following table sets forth the composition and past due status of the Company's loans at June 30, 2015 and December 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
June 30, 2015
Agricultural	$383	$345	$—	$728	$113,122	$113,850
Commercial and industrial	1,953	315	482	2,750	445,656	448,406
Credit cards	—	13	—	13	1,335	1,348
Overdrafts	50	19	—	69	1,381	1,450
Commercial real estate:
Construction and development	250	—	168	418	116,984	117,402
Farmland	—	101	—	101	88,042	88,143
Multifamily	—	—	—	—	111,613	111,613
Commercial real estate-other	894	394	2,791	4,079	647,123	651,202
Total commercial real estate	1,144	495	2,959	4,598	963,762	968,360
Residential real estate:
One- to four- family first liens	2,302	471	1,897	4,670	430,961	435,631
One- to four- family junior liens	200	252	243	695	103,383	104,078
Total residential real estate	2,502	723	2,140	5,365	534,344	539,709
Consumer	35	5	30	70	35,165	35,235
Total	$6,067	$1,915	$5,611	$13,593	$2,094,765	$2,108,358

Included in the totals above are the following purchased credit impaired loans	$1,026	$82	$3,670	$4,778	$23,074	$27,852

December 31, 2014
Agricultural	$58	$30	$—	$88	$104,721	$104,809
Commercial and industrial	897	603	515	2,015	301,093	303,108
Credit cards	3	3	—	6	1,240	1,246
Overdrafts	104	2	4	110	634	744
Commercial real estate:
Construction and development	—	—	83	83	59,300	59,383
Farmland	503	—	—	503	83,197	83,700
Multifamily	—	—	—	—	54,886	54,886
Commercial real estate-other	168	57	1,200	1,425	227,127	228,552
Total commercial real estate	671	57	1,283	2,011	424,510	426,521
Residential real estate:
One- to four- family first liens	1,481	581	2,023	4,085	215,229	219,314
One- to four- family junior liens	105	48	192	345	52,952	53,297
Total residential real estate	1,586	629	2,215	4,430	268,181	272,611
Consumer	35	8	23	66	23,414	23,480
Total	$3,354	$1,332	$4,040	$8,726	$1,123,793	$1,132,519
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
The following table sets forth the composition of the Company's recorded investment in loans on nonaccrual status and past due ninety days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$168	$—	$—	$—
Commercial and industrial	414	—	479	66
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	83	—	83	—
Farmland	22	—	24	—
Multifamily	—	—	—	—
Commercial real estate-other	1,597	924	1,200	—
Total commercial real estate	1,702	924	1,307	—
Residential real estate:
One- to four- family first liens	1,274	324	1,261	780
One- to four- family junior liens	146	—	192	—
Total residential real estate	1,420	324	1,453	780
Consumer	13	2	16	2
Total	$3,717	$1,250	$3,255	$848
Not included in the loans above as of June 30, 2015, were purchased credit impaired loans with an outstanding balance of $5.5 million, net of a discount of $1.9 million.
As of June 30, 2015, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
Purchased Loans
Purchased loans acquired in a business combination are recorded and initially measured at their estimated fair value as of the acquisition date. Credit discounts are included in the determination of fair value. An allowance for loan losses is not carried over. These purchased loans are segregated into two types: purchased credit impaired loans and purchased non-credit impaired loans.

•
Purchased credit impaired loans are accounted for in accordance with ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" as they display significant credit deterioration since origination and it is probable, as of the acquisition date, that the Company will be unable to collect all contractually required payments from the borrower.

•
Purchased non-credit impaired loans are accounted for in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of significant credit deterioration since origination and it is probable all contractually required payments will be received from the borrower.

For purchased non-credit impaired loans the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We anticipate recording a provision for the acquired portfolio in future quarters as the Central loans renew and the discount is accreted.
For purchased credit impaired loans the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the expected remaining life of the loan if the timing and amount of the future cash flows are reasonably estimable.

This discount includes an adjustment on loans that are not accruing or paying contractual interest so that interest income will be recognized at the estimated current market rate.
Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an allowance for credit losses and a provision for loan losses.
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Balance at beginning of period	—	—	—	—
Purchases	1,882	—	1,882	—
Accretion	(43)	—	(43)	—
Reclassification from nonaccretable difference	—	—	—	—
Balance at end of period	1,839	—	1,839	—
Loan Pool Participations
The Company acquired its loan pool participations in a prior merger and continued in this business following that merger. However, in 2010, the Company made the decision to exit this line of business and did not purchase new loan pool participations as existing pools paid down. The Company sold its remaining loan pool participations in June 2015, and has now completely exited this line of business.

7.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting unit with the fair value of the reporting unit.
The Company's annual assessment date is as of October 1. Goodwill is tested for impairment at the reporting unit level. The Company has two reporting units: MidWestOne Bank and Central Bank. No impairment losses were recognized during the three and six months ended June 30, 2015. The carrying amount of goodwill was $56.5 million at June 30, 2015 and zero at December 31, 2014. The increase of $56.5 million in goodwill was due to the Central merger.
The Company recognized a $56.5 million goodwill intangible, a $12.8 million core deposit intangible, and a $2.8 million trade name intangible in the second quarter of 2015 due to the Central merger.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of June 30, 2015:

	Insurance Agency Intangible	Core Deposit Intangible	Trade Names Intangible	Customer List Intangible	Total
(in thousands)
For the Six Months Ended June 30, 2015
Balance, beginning of period	$364	$691	$7,040	$164	$8,259
Amortization expense	(44)	(1,235)	(46)	(11)	(1,336)
Additions from business combination	—	12,773	2,786	—	15,559
Balance at end of period	$320	$12,229	$9,780	$153	$22,482

Gross carrying amount	$1,320	$18,206	$9,826	$330	$29,682
Accumulated amortizations	(1,000)	(5,977)	(46)	(177)	(7,200)
Net book value	$320	$12,229	$9,780	$153	$22,482

8.    Other Assets
The components of the Company's other assets were as follows:

	June 30, 2015	December 31, 2014
(in thousands)
Federal Home Loan Bank Stock	$10,441	$8,582
FDIC indemnification asset, net	5,147	—
Prepaid expenses	2,218	1,350
Mortgage servicing rights	2,217	2,308
Accounts receivable & other miscellaneous assets	7,100	1,835
	$27,123	$14,075

MidWestOne Bank and Central Bank are each members of The Federal Home Loan Bank of Des Moines, and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the banks are required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
As part of the Central merger, the Company became a party to certain loss-share agreements with the FDIC from previous Central-related acquisitions. These agreements cover realized losses on loans and foreclosed real estate for specified periods. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan. The loss-share assets are separately measured from the related loans and foreclosed real estate and recorded within other assets on the balance sheet.
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

9.    Short-term Borrowings
Short-term borrowings were as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal Reserve Bank advances	—%	$—	—%	$—
Federal funds purchased	0.29%	24,700	—%	—
Securities sold under agreements to repurchase	0.30%	67,114	0.21%	60,821
Line of credit	—%	—	—%	—
Total	0.30%	91,814	0.21%	$60,821
The Company had a borrowing capacity through the Federal Reserve Discount Window of $11.6 million and $11.8 million as of June 30, 2015 and December 31, 2014, respectively, and municipal securities pledged with a market value of $12.9 million and $13.1 million, respectively, to secure potential borrowings.The Company also has various other unsecured Federal Funds agreements with correspondent banks.
Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. All securities sold under agreements to repurchase are recorded on the face of the balance sheet.
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR + 2.00%. The line is scheduled to mature on April 28, 2016.

10.    Subordinated Notes Payable
The Company has established three statutory business trusts, Central Bancshares Capital Trust II, Barron Investment Capital Trust I, and MidWestOne Statutory Trust II, under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures); and (iii) engaging in only those activities necessary or incidental thereto. For regulatory capital purposes, these trust securities qualify as a component of Tier 1 capital.
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2015:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				6/30/2015

Central Bancshares Capital Trust II(1) (2)	$7,217	$6,514	Three-month LIBOR + 3.50%	3.78%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,545	Three-month LIBOR + 2.15%	2.43%	09/30/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	1.87%	12/15/2037	12/15/2012
Total	$24,743	$23,523
(1) All distributions are cumulative and paid in cash quarterly.
(2) Central Bancshares Capital Trust II and Barron Investment Capital Trust I were established by Central prior to the Company's merger with Central, and the junior subordinated notes issued by Central were assumed by the Company.
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption of the junior subordinated notes. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.
The Company assumed a subordinated note held by 1907 EJF Fund, LTD, which was issued by Central prior to the Company's merger, in the amount of $12.3 million. On June 23, 2015 the Company redeemed the subordinated note.

11.    Long-term Borrowings
Long-term borrowings were as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.74%	$78,000	1.88%	$93,000
Note payable to unaffiliated bank	2.19%	25,000	—%	—
Total	1.85%	$103,000	1.88%	$93,000
The Company utilizes FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. The Company has loans pledged as collateral for FHLB borrowings. See Note 6 "Loans Receivable and the Allowance for Loan Losses" of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. Payments of principal and interest are payable quarterly beginning July 1, 2015. As of June 30, 2015, $25.0 million of that note was outstanding.

12.    Income Taxes
Federal income tax expense for the three and six months ended June 30, 2015 and 2014 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise and income taxes payable by the subsidiary banks.

13.    Fair Value Measurements
Fair value is the price that would be received in selling an asset or paid in transferring a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (1) independent, (2) knowledgeable, (3) able to transact and (4) willing to transact.
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

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$28,621	$—	$28,621	$—
State and political subdivisions	181,113	—	181,113	—
Mortgage-backed securities	63,083	—	63,083	—
Collateralized mortgage obligations	114,437	—	114,437	—
Corporate debt securities	41,363	—	41,363	—
Total available for sale debt securities	428,617	—	428,617	—
Available for sale equity securities:
Other equity securities	1,251	1,251	—	—
Total available for sale equity securities	1,251	1,251	—	—
Total securities available for sale	$429,868	$1,251	$428,617	$—

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$49,375	$—	$49,375	$—
State and political subdivisions	195,199	—	195,199	—
Mortgage-backed securities	32,463	—	32,463	—
Collateralized mortgage obligations	146,132	—	146,132	—
Corporate debt securities	48,741	—	48,741	—
Total available for sale debt securities	471,910	—	471,910	—
Available for sale equity securities:
Other equity securities	3,032	3,032	—	—
Total available for sale equity securities	3,032	3,032	—	—
Total securities available for sale	$474,942	$3,032	$471,910	$—
There were no transfers of assets between levels of the fair value hierarchy during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
	Collateralized Debt Obligations	Collateralized Debt Obligations
(in thousands)
Beginning balance	$—	$1,317
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	782
Included in other comprehensive income	—	794
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	(2,893)
Settlements	—	—
Ending balance	$—	$—
The following table presents the amount of gains and losses on Level 3 assets noted above which were included in earnings and other comprehensive income for the six months ended June 30, 2015 and 2014 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	For the Six Months Ended June 30,
	2015	2014
	Collateralized Debt Obligations	Collateralized Debt Obligations
(in thousands)
Total gains for the period in earnings*	$—	$782

Change in unrealized gains for the period included in other comprehensive income	—	794
* Gains on collateralized debt obligations are included in gain on sale or call of available for sale securities in the consolidated statements of operations.
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

The following table discloses the Company's estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management's belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2015 and December 31, 2014, as more fully described above.

	Fair Value Measurement at June 30, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$7,713	$—	$—	$7,713
Other real estate owned	$8,894	$—	$—	$8,894

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,412	$—	$—	$3,412
Other real estate owned	$1,916	$—	$—	$1,916
The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2015 and December 31, 2014. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is the capitalization and franchise value of MidWestOne Bank and Central Bank. Neither of these components has been given consideration in the presentation of fair values below.

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$46,604	$46,604	$46,604	$—	$—
Investment securities:
Available for sale	429,868	429,868	1,251	428,617	—
Held to maturity	98,749	97,075	—	97,075	—
Total investment securities	528,617	526,943	1,251	525,692	—
Loans held for sale	8,506	8,486	—	—	8,486
Loans, net	2,091,191	2,090,695	—	2,090,695	—
Loan pool participations, net	—	—	—	—	—
Accrued interest receivable	12,421	12,421	12,421	—	—
Federal Home Loan Bank stock	10,441	10,441	—	10,441	—
Financial liabilities:
Deposits:
Non-interest bearing demand	528,005	528,005	528,005	—	—
Interest-bearing checking	994,432	994,432	994,432	—	—
Savings	187,375	187,375	187,375	—	—
Certificates of deposit under $100,000	375,702	375,739	—	375,739	—
Certificates of deposit $100,000 and over	318,832	319,964	—	319,964	—
Total deposits	2,404,346	2,405,515	1,709,812	695,703	—
Federal funds purchased and securities sold under agreements to repurchase	91,814	91,814	91,814	—	—
Federal Home Loan Bank borrowings	78,000	78,245	—	78,245	—
Junior subordinated notes issued to capital trusts	25,353	18,335	—	18,335	—
Long-term debt	25,000	25,000	—	25,000	—
Accrued interest payable	2,009	2,009	2,009	—	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$23,409	$23,409	$23,409	$—	$—
Investment securities:
Available for sale	474,942	474,942	3,032	471,910	—
Held to maturity	51,524	51,253	—	51,253	—
Total investment securities	526,466	526,195	3,032	523,163	—
Loans held for sale	801	812	—	—	812
Loans, net	1,116,156	1,116,285	—	1,116,285	—
Loan pool participations, net	19,332	19,332	—	—	19,332
Accrued interest receivable	10,898	10,898	10,898	—	—
Federal Home Loan Bank stock	8,582	8,582	—	8,582	—
Financial liabilities:
Deposits:
Non-interest bearing demand	214,461	214,461	214,461	—	—
Interest-bearing checking	618,540	618,540	618,540	—	—
Savings	102,527	102,527	102,527	—	—
Certificates of deposit under $100,000	235,395	235,401	—	235,401	—
Certificates of deposit $100,000 and over	237,619	238,480	—	238,480	—
Total deposits	1,408,542	1,409,409	935,528	473,881	—
Federal funds purchased and securities sold under agreements to repurchase	78,229	78,229	78,229	—	—
Federal Home Loan Bank borrowings	93,000	93,051	—	93,051	—
Junior subordinated notes issued to capital trusts	15,464	10,021	—	10,021	—
Long-term debt	—	—	—	—	—
Accrued interest payable	863	863	863	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

•
FHLB borrowings, Junior subordinated notes issued to capital trusts, subordinated notes, and long-term debt are recorded at historical cost. The fair value of these items is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at June 30, 2015, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2015	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans:	$7,713	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	8,894	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

14.    Variable Interest Entities
Loan Pool Participations
The Company had invested in certain participation certificates of loan pools which were purchased, held and serviced by a third-party independent servicing corporation. The Company's portfolio held approximately 95% of the participation interests in the pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization located in Omaha, Nebraska, in which the Company participated. SRC's owner held the remaining interest. The Company did not have any ownership interest in or exert any control over SRC, and thus it was not included in the consolidated financial statements.
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
Once a bid was awarded to SRC, the Company assumed the risk of profit or loss but on a non-recourse basis so the risk was limited to its initial investment. The extent of the risk was also dependent upon: the debtor or guarantor's financial condition, the possibility that a debtor or guarantor may file for bankruptcy protection, SRC's ability to locate any collateral and obtain possession, the value of such collateral, and the length of time it took to realize the recovery either through collection procedures, legal process, or resale of the loans after a restructure.
Loan pool participations were shown on the Company's consolidated balance sheets as a separate asset category. The original carrying value or investment basis of loan pool participations was the discounted price paid by the Company to acquire its interests, which, as noted, was less than the face amount of the underlying loans. The Company's investment basis was reduced as SRC recovered principal on the loans and remitted its share to the Company or as loan balances were written off as uncollectible.

15.    Operating Segments
Selected financial and descriptive information is required to be disclosed for reportable operating segments, applying a “management perspective” as the basis for identifying reportable segments. The management perspective is determined by the view that management takes of the segments within the Company when making operating decisions, allocating resources, and measuring performance. The segments of the Company have been defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters.
The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the two subsidiary banks wholly-owned by the Company: MidWestOne Bank and Central Bank (which was acquired May 1, 2015). Each of these secondary segments offers similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company.
The accounting policies of the segments are generally the same as those of the consolidated company.

The following table presents summary financial information for the reportable segments for the three and six months ended June 30, 2015 and 2014:

	Commercial Banking
(in thousands)	MidWestOne Bank	Central Bank	All Other	Intercompany Eliminations	Consolidated Total
Three months ended June 30, 2015
Net interest income	13,864	9,281	44,578	(45,000)	22,723
Provision for loan losses	450	451	—	—	901
Noninterest income	3,978	1,216	(107)	—	5,087
Noninterest expense(1)	9,838	6,631	3,377	—	19,846
Income tax expense	2,092	1,295	(793)	—	2,594
Net income	$5,462	$2,120	$41,887	$(45,000)	$4,469
Goodwill	$—	$56,488	$—	$—	$56,488
Total assets	$1,684,181	$1,239,052	$327,809	$(328,592)	$2,922,450

Three months ended June 30, 2014
Net interest income	14,048	—	(193)	—	13,855
Provision for loan losses	300	—	—	—	300
Noninterest income	3,219	—	337	—	3,556
Noninterest expense	10,011	—	628	—	10,639
Income tax expense	1,928	—	(209)	—	1,719
Net income	$5,028	$—	$(275)	$—	$4,753
Goodwill	$—	$—	$—	$—	$—
Total assets	$1,722,350	$—	$203,663	$(196,106)	$1,729,907

Six months ended June 30, 2015
Net interest income	28,198	9,281	49,486	(50,000)	36,965
Provision for loan losses	1,050	451	—	—	1,501
Noninterest income	7,398	1,216	481	—	9,095
Noninterest expense(1)	19,864	6,631	4,530	—	31,025
Income tax expense	4,011	1,295	(1,037)	—	4,269
Net income	$10,671	$2,120	$46,474	$(50,000)	$9,265
Goodwill	$—	$56,488	$—	$—	$56,488
Total assets	$1,684,181	$1,239,052	$327,809	$(328,592)	$2,922,450

Six months ended June 30, 2014
Net interest income	27,705	—	4,677	(5,000)	27,382
Provision for loan losses	750	—	—	—	750
Noninterest income	7,103	—	670	—	7,773
Noninterest expense	19,769	—	1,262	—	21,031
Income tax expense	3,998	—	(350)	—	3,648
Net income	$10,291	$—	$4,435	$(5,000)	$9,726
Goodwill	$—	$—	$—	$—	$—
Total assets	$1,722,350	$—	$203,663	$(196,106)	$1,729,907
(1) Includes merger-related expenses of $2.7 million and $3.2 million for the three and six months ended June 30, 2015, respectively, included in the MidWestOne Bank segment.

16.    Effect of New Financial Accounting Standards
In January 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The low-income housing tax credit program is designed to encourage private capital investment in the construction and rehabilitation of low-income housing. This program is an indirect tax subsidy that allows investors in a flow-through limited liability entity, such as limited partnerships or limited liability companies that manage or invest in qualified affordable housing projects, to receive the benefits of the tax credits allocated to the entity that owns the qualified affordable housing project. The tax credits are allowable on the tax return each year over a 10-year period as a result of a sufficient number of units being rented to qualifying tenants and are subject to restrictions on gross rentals paid by those tenants. Those credits are subject to recapture over a 15-year period starting with the first year tax credits are earned. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. For public entities, the amendments are to be applied retrospectively to all annual periods and interim reporting periods presented within those annual periods, beginning after December 15, 2014. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.
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

In July 2015, the FASB announced a delay to the effective date of Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). Reporting entities may choose to adopt the standard as of the original date, or take advantage of a one-year delay. For a public entity, the revised effective date is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted prior to the original effective date. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

17.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2015, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2015 have been recognized in the consolidated financial statements for the period ended June 30, 2015. Events or transactions that provided evidence about conditions that did not exist at June 30, 2015, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended June 30, 2015.
On July 16, 2015, the board of directors of the Company declared a cash dividend of $0.15 per share payable on September 15, 2015 to shareholders of record as of the close of business on September 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest, through its two bank subsidiaries. MidWestOne Bank has office locations in central and east-central Iowa, while Central Bank has office locations in the Twin Cities area of Minnesota, Wisconsin, and Florida. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Iowa. MidWestOne Bank and Central Bank are actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of MidWestOne Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
We operate as independent community banks that offer a broad range of customer-focused financial services as an alternative to large regional banks in our market area. Management has invested in infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area. We focus our efforts on core deposit generation, especially transaction accounts, and quality loan growth with an emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2014 Annual Report on Form

10-K. Results of operations for the three- and six month periods ended June 30, 2015 are not necessarily indicative of results to be attained for any other period.
Merger with Central Bancshares, Inc.
On May 1, 2015, the Company completed the Central merger, pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company.
The Company issued 2,723,083 shares of common stock and paid $64.0 million in cash, for total estimated consideration of $136.6 million, in connection with the merger. The results of operations acquired from Central have been included in the Company's results of operations for the 60 days since the date of acquisition.
Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses
The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of June 30, 2015, was adequate to absorb probable losses in the existing portfolio.
Application of Purchase Accounting
In May 2015 we completed the acquisition of Central, which generated significant amounts of fair value adjustments to assets and liabilities and related amortization. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by our management. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives, we have identified purchase accounting as a critical accounting policy.
Goodwill and Intangible Assets
Goodwill and intangible assets arise from purchase business combinations. In May 2015, we completed our merger with Central. We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger. The goodwill was assigned to our Central Bank reporting unit. As a general matter, goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. The intangible assets reflected on our financial statements are deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization, when required by the accounting standards, of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. "Goodwill and Intangible Assets" to our consolidated financial statements for additional information related to our intangible assets.

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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014
Summary
For the quarter ended June 30, 2015, we earned net income of $4.5 million, which was a decrease of $0.3 million from $4.8 million for the quarter ended June 30, 2014. Basic and diluted earnings per common share for the second quarter of 2015 were each $0.43 and $0.42, respectively, versus $0.56 for both basic and diluted earnings per common share in the second quarter of 2014. After excluding the effects of $2.7 million ($2.3 million after tax) of expenses related to the merger with Central, adjusted diluted earnings per share for the second quarter of 2015 were $0.66. Our annualized Return on Average Assets ("ROAA") for the second quarter of 2015 was 0.70% compared with a ROAA of 1.09% for the same period in 2014. Our annualized Return on Average Shareholders' Equity ("ROAE") was 7.27% for the three months ended June 30, 2015 compared with 10.29% for the three months ended June 30, 2014. The annualized Return on Average Tangible Equity ("ROATE") was 11.21% for the second quarter of 2015 compared with 10.99% for the same period in 2014.
The following table presents selected financial results and measures as of and for the quarter ended June 30, 2015 and 2014.

	As of and for the Three Months Ended June 30,
(dollars in thousands)	2015	2014
Net Income	$4,469	$4,753
Average Assets	2,559,052	1,741,354
Average Shareholders' Equity	246,594	185,297
Return on Average Assets* (ROAA)	0.70%	1.09%
Return on Average Shareholders' Equity* (ROAE)	7.27	10.29
Return on Average Tangible Equity* (ROATE)	11.21	10.99
Total Equity to Assets (end of period)	9.51	10.78
Tangible Equity to Tangible Assets (end of period)	7.21	10.34
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(in thousands)	2015	2014
Net Income:
Net income	$4,469	$4,753
Plus: Intangible amortization, net of tax (1)	798	89
Adjusted net income	$5,267	$4,842
Average Tangible Equity:
Average total shareholders' equity	$246,594	$185,297
Less: Average intangibles	(58,203)	(8,586)
Average tangible equity	$188,391	$176,711
ROATE (annualized)	11.21%	10.99%
Net Income:
Net income	$4,469	$4,753
Plus: Merger-related expenses	2,667	—
Net tax effect of merger-related expenses(2)	(344)	—
Net income exclusive of merger-related expenses	$6,792	$4,753
Diluted average number of shares	10,254,279	8,452,291
Earnings Per Common Share-Diluted	$0.42	$0.56
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.66	$0.56
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%

	As of June 30,
(in thousands)	2015	2014
Tangible Equity:
Total shareholders' equity	277,966	186,516
Less: Intangible assets, net of amortization and associated deferred tax liability	(72,381)	(8,532)
Tangible equity	205,585	177,984
Tangible Assets:
Total assets	2,922,450	1,729,907
Less: Intangible assets, net of amortization and associated deferred tax liability	(72,381)	(8,532)
Tangible assets	2,850,069	1,721,375
Tangible Equity/Tangible Assets	7.21%	10.34%

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
Our net interest income for the quarter ended June 30, 2015 increased $8.8 million, or 64.0%, from $13.9 million for the second quarter of 2014, primarily due to the merger. An increase in average loan balances, and the effect of the merger-related discount accretion of $1.4 million, resulted in loan interest income increasing by $9.7 million, or 80.6%, to $21.7 million for the second quarter of 2015 compared to the second quarter of 2014. Income from investment securities decreased to $3.3 million for the second quarter of 2015 compared to $3.6 million for the second quarter of 2014, reflective of a decrease of $14.8 million in the average balance of investment securities, and a decrease of 0.15% in the average yield on investment securities between the two comparable periods. Income from loan pool participations was $0.2 million for the second quarter of 2015, a decrease of $0.4 million compared to the same period a year ago, on a significantly lower level of investment in 2015. The Company sold its remaining loan pool participations in June 2015, and has completely exited this line of business. The Company entered into the loan pool participation business upon consummation of a prior merger in March 2008, and had a gross balance of $21.5 million of loan pool participations at December 31, 2014.
Interest expense increased $0.2 million, or 6.1%, to $2.5 million for the second quarter of 2015, compared to $2.3 million for the same period in 2014, primarily due to the additional cost of merger-related assumptions of debt, partially offset by the lower expense on Federal Home Loan Bank (“FHLB”) borrowings which resulted from the decrease of $15.0 million in outstanding FHLB advances between December 31, 2014 and June 30, 2015, and the merger-related amortization of the purchase accounting premium on certificates of deposit in the amount of $0.6 million.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the quarters ended June 30, 2015 and 2014. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,799,070	$22,048	4.92%	$1,083,978	$12,283	4.55%
Loan pool participations (4)	19,496	178	3.66	24,812	532	8.60
Investment securities:
Taxable investments	338,840	1,913	2.26	366,118	2,274	2.49
Tax exempt investments (2)	180,622	2,130	4.73	168,094	2,078	4.96
Total investment securities	519,462	4,043	3.12	534,212	4,352	3.27
Federal funds sold and interest-bearing balances	17,921	15	0.34	9,044	5	0.22
Total interest-earning assets	$2,355,949	$26,284	4.47%	$1,652,046	$17,172	4.17%

Cash and due from banks	34,198			18,895
Premises and equipment	60,883			31,184
Allowance for loan losses	(18,822)			(18,630)
Other assets	126,844			57,859
Total assets	$2,559,052			$1,741,354

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,034,981	$706	0.27%	$705,853	$583	0.33%
Certificates of deposit	620,347	958	0.62	450,558	1,083	0.96
Total deposits	1,655,328	1,664	0.40	1,156,411	1,666	0.58
Federal funds purchased and repurchase agreements	65,055	45	0.28	59,937	34	0.23
Federal Home Loan Bank borrowings	97,150	353	1.46	107,559	545	2.03
Long-term debt and other	45,306	400	3.54	15,917	76	1.92
Total borrowed funds	207,511	798	1.54	183,413	655	1.43
Total interest-bearing liabilities	$1,862,839	$2,462	0.53%	$1,339,824	$2,321	0.69%

Net interest spread(2)			3.94%			3.48%

Demand deposits	429,492			204,903
Other liabilities	20,127			11,330
Shareholders' equity	246,594			185,297
Total liabilities and shareholders' equity	$2,559,052			$1,741,354

Interest income/earning assets (2)	$2,355,949	$26,284	4.47%	$1,652,046	$17,172	4.17%
Interest expense/earning assets	$2,355,949	$2,462	0.42%	$1,652,046	$2,321	0.56%
Net interest margin (2)(5)		$23,822	4.05%		$14,851	3.61%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$363			$278
Securities		736			718
Total tax equivalent adjustment		1,099			996
Net Interest Income		$22,723			$13,855

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended June 30, 2015, compared to the same period in 2014, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2015 Compared to 2014 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$8,693	$1,072	$9,765
Loan pool participations	(96)	(258)	(354)
Investment securities:
Taxable investments	(161)	(200)	(361)
Tax exempt investments	509	(457)	52
Total investment securities	348	(657)	(309)
Federal funds sold and interest-bearing balances	6	4	10
Change in interest income	8,951	161	9,112
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	698	(575)	123
Certificates of deposit	1,515	(1,640)	(125)
Total deposits	2,213	(2,215)	(2)
Federal funds purchased and repurchase agreements	3	8	11
Federal Home Loan Bank borrowings	(49)	(143)	(192)
Other long-term debt	222	102	324
Total borrowed funds	176	(33)	143
Change in interest expense	2,389	(2,248)	141
Increase in net interest income	$6,562	$2,409	$8,971
Percentage increase in net interest income over prior period			60.4%
Interest income and fees on loans on a tax-equivalent basis in the second quarter of 2015 increased $9.8 million, or 79.5%, compared with the same period in 2014. This increase reflects the effect of the merger-related accretion of $1.4 million of discount on loans. Average loans were $715.1 million, or 66.0%, higher in the second quarter of 2015 compared with the second quarter of 2014, due primarily to the merger with Central. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. While the increase in interest income was primarily the result of the larger loan portfolio, the average rate on loans increased from 4.55% in the second quarter of 2014 to 4.92% in the second quarter of 2015, primarily due to market conditions in the areas served by Central Bank.
Interest and discount income on loan pool participations was $0.2 million for the second quarter of 2015, a decrease of $0.4 million, or 66.5%, from $0.5 million in the second quarter of 2014. The Company entered into this business upon consummation of a prior merger in March 2008. These loan pool participations were investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations were held and serviced by a third-party independent servicing corporation, and the amount of income received from them varied widely due to unpredictable payment collections and loss recoveries. The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $4.0 million in the second quarter of 2015 compared with $4.4 million for the same period of 2014. The tax-equivalent yield on our investment portfolio in the second quarter of 2015 decreased to 3.12% from 3.27% in the comparable period of 2014, reflecting the acquisition of the Central portfolio at fair value on May 1, 2015. The average balance of investments in the second quarter of 2015 was $519.5 million compared with $534.2 million in the second quarter of 2014, a decrease of $14.8 million, or 2.8%. The decrease in average balance resulted primarily from using proceeds from the sale and maturity of securities to pay the cash portion of the merger consideration for the closing of the merger with Central.

Interest expense on deposits was substantially unchanged in the second quarter of 2015 compared with the same period in 2014, despite the addition of over $1.0 billion of deposits resulting from the Central merger. The weighted average rate paid on interest-bearing deposits was 0.40% in the second quarter of 2015 compared with 0.58% in the second quarter of 2014. This decline reflects the merger-related amortization of the purchase accounting premium on certificates of deposit in the amount of $0.6 million. Average interest-bearing deposits for the second quarter of 2015 increased $498.9 million compared with the same period in 2014, due primarily to the merger.
Interest expense on borrowed funds of $0.8 million was $0.1 million higher in the second quarter of 2015 compared with the same period in 2014, due to increased balances. Average borrowed funds for the second quarter of 2015 were $24.1 million higher compared with the same period in 2014. This increase was primarily due to the borrowing of $25.0 million in new long-term debt as well as $21.6 million of subordinated notes assumed in the merger in the second quarter of 2015, and despite the $10.4 million decrease in the average level of FHLB borrowing, and repayment of $12.3 million of subordinated debt assumed in the merger in the second quarter of 2015. The weighted average rate on borrowed funds increased to 1.54% for the second quarter of 2015 compared with 1.43% for the second quarter of 2014, reflecting the increased cost of new debt relative to that of pre-merger debt.
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
We recorded a provision for loan losses of $0.9 million in the second quarter of 2015, an increase of $0.6 million, or 200.3%, from $0.3 million in the second quarter of 2014. The increased provision reflects the increase in outstanding loan balances. Net loans charged off in the second quarter of 2015 totaled $0.3 million, the same as net loans charged off in the second quarter of 2014. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2015; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on MidWestOne Bank's and Central Bank's watch loan reports and other loans identified as having higher potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers' ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.
Noninterest Income

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,633	$1,430	$203	14.2%
Service charges and fees on deposit accounts	1,068	848	220	25.9
Mortgage origination and loan servicing fees	833	318	515	161.9
Other service charges, commissions and fees	785	552	233	42.2
Bank-owned life insurance income	325	225	100	44.4
Gain on sale or call of available for sale securities	456	191	265	138.7
Gain (loss) on sale of premises and equipment	(13)	(8)	(5)	62.5
Total noninterest income	$5,087	$3,556	$1,531	43.1%
Noninterest income as a % of total revenue*	17.0%	19.6%
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income increased $1.5 million for the second quarter of 2015 compared with the same period for 2014 due primarily to the merger. The increase, while broadly based, was primarily in mortgage origination and loan servicing fees, which rose $0.5 million, or 161.9%, from $0.3 million for the second quarter of 2014 to $0.8 million for the second quarter of 2015.

Noninterest income in the second quarter of 2015 was also driven by increased gains on sale of investment securities of $0.3 million compared to the second quarter of 2014. Other service charges, commissions and fees increased by $0.2 million, or 42.2%, from $0.6 million in the second quarter of 2014 compared to $0.8 million for the second quarter of 2015, despite the inclusion of $0.4 million of net loss realized on the sale of the loan pool participations.
Management's strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended June 30, 2015, noninterest income comprised 17.0% of total revenues, compared with 19.6% for the same period in 2014. With the recent acquisition of Central Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$9,994	$6,060	$3,934	64.9%
Net occupancy and equipment expense	2,342	1,634	708	43.3
Professional fees	2,229	779	1,450	186.1
Data processing expense	668	391	277	70.8
FDIC insurance expense	388	240	148	61.7
Amortization of intangible assets	1,228	137	1,091	796.4
Other operating expense	2,997	1,398	1,599	114.4
Total noninterest expense	$19,846	$10,639	$9,207	86.5%
Noninterest expense for the second quarter of 2015 was $19.8 million, up $9.2 million, or 86.5%, from the second quarter of 2014. The increase was mainly due to expenses relating to the Central merger and the increased size of the Company following the merger. Salaries and employee benefits increased $3.9 million, or 64.9%, between the second quarter of 2014 and the second quarter of 2015 mainly as a result of the merger-related increase in the number of employees. Merger-related expenses were $2.7 million ($2.3 million after tax), the majority of which were professional fees expense, which increased $1.5 million, or 186.1%, for the second quarter of 2015, compared with the second quarter of 2014. Other operating expense for the second quarter of 2015 increased $1.6 million, or 114.4%, compared with the second quarter of 2014, primarily due to merger-related expenses and the net loss of $0.4 million on the sale of the loan pool participations in June 2015.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 36.7% for the second quarter of 2015, which was higher than the effective tax rate of 26.6% for the second quarter of 2014. Income tax expense was $2.6 million in the second quarter of 2015 compared to $1.7 million for the same period of 2014. The primary reason for the increase in both tax rate and tax expense is non-deductible merger-related expenses incurred in the second quarter of 2015 and not in the second quarter of 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014
Summary
For the six months ended June 30, 2015, we earned net income of $9.3 million, compared with $9.7 million for the six months ended June 30, 2014, a decrease of 4.7%. Basic and diluted earnings per common share for the first six months of 2015 were $1.00 and $0.99, respectively, versus $1.15 and $1.14, respectively, in the first six months of 2014. After excluding the effects of $3.2 million ($2.7 million after tax) of expenses related to the previously announced merger with Central, adjusted diluted earnings per share for the first six months of 2015 were $1.28. Our annualized ROAA for the first six months of 2015 was 0.86% compared with 1.12% for the same period in 2014. Our annualized ROAE was 8.46% for the six months ended June 30, 2015 versus 10.70% for the six months ended June 30, 2014. The annualized ROATE was 10.89% for the first six months of 2015 compared with 11.44% for the same period in 2014.

The following table presents selected financial results and measures as of and for the six months ended June 30, 2015 and 2014.

	As of and for the Six Months Ended June 30,
(dollars in thousands)	2015	2014
Net Income	$9,265	$9,726
Average Assets	2,164,844	1,744,221
Average Shareholders' Equity	220,821	183,297
Return on Average Assets* (ROAA)	0.86%	1.12%
Return on Average Shareholders' Equity* (ROAE)	8.46	10.70
Return on Average Tangible Equity* (ROATE)	10.89	11.44
Total Equity to Assets (end of period)	9.51	10.78
Tangible Equity to Tangible Assets (end of period)	7.21	10.34
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Net Income:
Net income	$9,265	$9,726
Plus: Intangible amortization, net of tax (1)	868	178
Adjusted net income	$10,133	$9,904
Average Tangible Equity:
Average total shareholders' equity	$220,821	$183,297
Less: Average intangibles	(33,220)	(8,641)
Average tangible equity	$187,601	$174,656
ROATE (annualized)	10.89%	11.44%
Net Income:
Net income	$9,265	$9,726
Plus: Merger-related expenses	3,177	—
Net tax effect of merger-related expenses(2)	(457)	—
Net income exclusive of merger-related expenses	$11,985	$9,726
Diluted average number of shares	9,328,941	8,479,989
Earnings Per Common Share-Diluted	$0.99	$1.14
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$1.28	$1.14
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%

	As of June 30,
(in thousands)	2015	2014
Tangible Equity:
Total shareholders' equity	$277,966	$186,516
Less: Intangible assets, net of amortization and associated deferred tax liability	(72,381)	(8,532)
Tangible equity	$205,585	$177,984
Tangible Assets:
Total assets	$2,922,450	$1,729,907
Less: Intangible assets, net of amortization and associated deferred tax liability	(72,381)	(8,532)
Tangible assets	$2,850,069	$1,721,375
Tangible Equity/Tangible Assets	7.21%	10.34%

Net Interest Income
Our net interest income for the six months ended June 30, 2015 was $37.0 million, $9.6 million, or 35.0%, greater than our net interest income reported for the six months ended June 30, 2014, primarily due to the merger. Our total interest income of $41.7 million was $9.6 million higher in the first six months of 2015 compared with the same period in 2014. The increase in total interest income was driven by increases in interest and fees on loans, partially offset by lower income on investment securities. Income from loans increased from $23.9 million in the first six months of 2014 to $34.3 million in the first six months of 2015 due to a merger-related higher average loan balance and a higher yield, which reflects the effect of the merger-related discount accretion of $1.4 million. Income from loan pool participations was unchanged at $0.8 million for the six months ended June 30, 2014 and the six months ended June 30, 2015. The Company exited this line of business during the second quarter of 2015. Interest income on investment securities decreased $0.7 million, or 10.1%, to $6.6 million for the first six months of 2015 compared to the first six months of 2014. The decrease was primarily due to a lower yield on the investment securities during the first six months of 2015 compared to the same period of 2014. Total interest expense for the first six months of 2015 was virtually unchanged compared with the same period in 2014, despite the merger-related increase in average balances. Our net interest margin on a tax-equivalent basis for the first six months of 2015 improved to 3.92% compared with 3.59% for the first six months of 2014. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets increased to 4.39% for the first six months of 2015 from 4.16% for the first six months of 2014. This improvement was due primarily to higher yields on loans combined with increased average loan volumes resulting from the merger. The average cost of interest-bearing liabilities decreased in the first six months of 2015 to 0.59% from 0.71% for the first six months of 2014, due primarily to the lower cost of deposit funds in the areas served by Central Bank.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the six months ended June 30, 2015 and 2014. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,476,719	$34,947	4.77%	$1,083,227	$24,497	4.56%
Loan pool participations (4)	20,231	798	7.95	25,931	812	6.31
Investment securities:
Taxable investments	325,989	3,807	2.36	369,125	4,590	2.51
Tax exempt investments (2)	179,651	4,254	4.78	168,227	4,188	5.02
Total investment securities	505,640	8,061	3.21	537,352	8,778	3.29
Federal funds sold and interest-bearing balances	9,602	16	0.34	7,929	9	0.23
Total interest-earning assets	$2,012,192	$43,822	4.39%	$1,654,439	$34,096	4.16%

Cash and due from banks	26,616			19,238
Premises and equipment	49,841			30,004
Allowance for loan losses	(18,728)			(18,561)
Other assets	94,923			59,101
Total assets	$2,164,844			$1,744,221

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$876,190	$1,277	0.29%	$703,289	$1,164	0.33%
Certificates of deposit	543,020	2,110	0.78	452,225	2,225	0.99
Total deposits	1,419,210	3,387	0.48	1,155,514	3,389	0.59
Federal funds purchased and repurchase agreements	66,593	87	0.26	60,144	65	0.22
Federal Home Loan Bank borrowings	91,193	752	1.66	107,972	1,107	2.07
Long-term debt and other	30,620	476	3.13	15,930	154	1.95
Total borrowed funds	188,406	1,315	1.41	184,046	1,326	1.45
Total interest-bearing liabilities	$1,607,616	$4,702	0.59%	$1,339,560	$4,715	0.71%

Net interest spread(2)			3.80%			3.45%

Demand deposits	321,550			209,773
Other liabilities	14,857			11,591
Shareholders' equity	220,821			183,297
Total liabilities and shareholders' equity	$2,164,844			$1,744,221

Interest income/earning assets (2)	$2,012,192	$43,822	4.39%	$1,654,439	$34,096	4.16%
Interest expense/earning assets	$2,012,192	$4,702	0.47%	$1,654,439	$4,715	0.57%
Net interest margin (2)(5)		$39,120	3.92%		$29,381	3.59%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$685			$552
Securities		1,470			1,447
Total tax equivalent adjustment		2,155			1,999
Net Interest Income		$36,965			$27,382

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the six months ended June 30, 2015, compared to the same period in 2014, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2015 Compared to 2014 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$9,274	$1,176	$10,450
Loan pool participations	(396)	382	(14)
Investment securities:
Taxable investments	(518)	(265)	(783)
Tax exempt investments	513	(447)	66
Total investment securities	(5)	(712)	(717)
Federal funds sold and interest-bearing balances	2	5	7
Change in interest income	8,875	851	9,726
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	453	(340)	113
Certificates of deposit	868	(983)	(115)
Total deposits	1,321	(1,323)	(2)
Federal funds purchased and repurchase agreements	8	14	22
Federal Home Loan Bank borrowings	(156)	(199)	(355)
Other long-term debt	194	128	322
Total borrowed funds	46	(57)	(11)
Change in interest expense	1,367	(1,380)	(13)
Change in net interest income	$7,508	$2,231	$9,739
Percentage change in net interest income over prior period			33.2%
Interest income and fees on loans on a tax-equivalent basis increased $10.5 million, or 42.7%, in the first six months of 2015 compared to the same period in 2014. This increase reflects the effect of the merger-related accretion of $1.4 million of discount on loans. The increase is mainly due to an increase in average loans balances of $393.5 million, or 36.3%, in the first six months of 2015 compared to the same period in 2014, primarily resulting from the merger. This increase was augmented by an increase in the yield of loans from 4.56% in the first six months of 2014 to 4.77% in the same period of 2015, again, primarily due to the merger and the effect of the merger-related discount accretion of $1.4 million. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest and discount income on loan pool participations was $0.8 million for the first six months of 2015 which was the same as for the first six months of 2014. Average loan pool participations were $5.7 million, or 22.0%, lower in the first six months of 2015 compared to the same period in 2014.The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $8.1 million in the first six months of 2015 compared with $8.8 million for the same period of 2014, mainly due to lower yields on investment securities. The tax-equivalent yield on our investment portfolio for the first six months of 2015 decreased to 3.21% from 3.29% in the comparable period of 2014. The average balance of investments in the first six months of 2015 was $505.6 million compared with $537.4 million in the first six months of 2014, a decrease of $31.7 million, or 5.9%. The decrease in average balance resulted primarily from using proceeds from the sale and maturity of securities to pay the cash portion of the merger consideration for the closing of the merger with Central.
Interest expense on deposits was substantially unchanged for the first six months of 2015 compared with the same period in 2014. The weighted average rate paid on interest-bearing deposits was 0.48% for the first six months of 2015 compared with

0.59% for the first six months of 2014. This decline reflects the merger-related amortization of the purchase accounting premium on certificates of deposit in the amount of $0.6 million. Average interest-bearing deposits for the first six months of 2015 increased $263.7 million, or 22.8%, compared with the same period in 2014, due primarily th the merger.
Interest expense on borrowed funds in the first six months of 2015 was $1.3 million, virtually unchanged compared with the same period in 2014, despite higher average balances. Average borrowed funds for the first six months of 2015 were $4.4 million higher compared with the same period in 2014. This increase was primarily due to the borrowing of $25.0 million in new long-term debt as well as $21.6 million of subordinated notes assumed in the merger during the second quarter of 2015, and despite the $16.8 million decrease in the average level of FHLB borrowings for the first six months of 2015 compared to the first six months of 2014. The weighted average rate on borrowed funds decreased to 1.41% for the first six months of 2015 compared with 1.45% for the first six months of 2014.
Provision for Loan Losses
We recorded a provision for loan losses of $1.5 million in the first six months of 2015, $0.7 million, or 100.1%, more than the $0.8 million provision in the first six months of 2014. Net loans charged off in the first six months of 2015 totaled $0.7 million compared with $0.5 million in the first six months of 2014. The increased provision reflects the increase in outstanding loan balances.
Noninterest Income

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$3,214	$2,948	$266	9.0%
Service charges and fees on deposit accounts	1,801	1,476	325	22.0
Mortgage origination and loan servicing fees	1,071	755	316	41.9
Other service charges, commissions and fees	1,388	1,171	217	18.5
Bank-owned life insurance income	620	454	166	36.6
Gain on sale or call of available for sale securities	1,011	974	37	3.8
Loss on sale of premises and equipment	(10)	(5)	(5)	100.0
Total noninterest income	$9,095	$7,773	$1,322	17.0%
Noninterest income as a % of total revenue*	18.0%	19.9%
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income rose to $9.1 million for the six months ended June 30, 2015, an increase of $1.3 million, or 17.0%, from $7.8 million during the same period of 2014. While all but one of the major noninterest income categories improved, primarily due to the merger, the greatest increase for the six months ended June 30, 2015, was in service charges and fees on deposit accounts, with an increase of $0.3 million to $1.8 million, compared with $1.5 million for the same period of 2014. Mortgage origination and loan servicing fees in the six months ended June 30, 2015 increased $0.3 million, or 41.9%, from $0.8 million for the same period in 2014. Another significant contributor to the overall increase in noninterest income was improvement in trust, investment, and insurance fees, which increased to $3.2 million for the six months ended June 30, 2015, an improvement of $0.3 million, or 9.0%, from $2.9 million for the same period in 2014.
Management's strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the six months ended June 30, 2015, noninterest income comprised 18.0% of total revenues, compared with 19.9% for the same period in 2014. With the recent acquisition of Central Bank, management expects to see gradual improvement in this ratio in future periods.

Noninterest Expense

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$16,863	$12,194	$4,669	38.3%
Net occupancy and equipment expense	3,866	3,239	627	19.4
Professional fees	2,909	1,354	1,555	114.8
Data processing expense	1,100	815	285	35.0
FDIC insurance expense	627	483	144	29.8
Amortization of intangible assets	1,336	274	1,062	387.6
Other operating expense	4,324	2,672	1,652	61.8
Total noninterest expense	$31,025	$21,031	$9,994	47.5%
Noninterest expense increased to $31.0 million for the six months ended June 30, 2015 compared with $21.0 million for the six months ended June 30, 2014, an increase of $10.0 million, or 47.5%. As with the quarterly expenses, the increase was mainly due to the inclusion of expenses related to the closing of the merger and two months of post-merger expenses, and the net loss of $0.4 million on the sale of the loan pool participations in June 2015. Salaries and employee benefits increased $4.7 million, or 38.3%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 due primarily to the merger-related increase in the number of employees.. Merger-related expenses paid were $3.2 million ($2.7 million after tax). These expenses are reflected mainly in an increase in professional fees expense of $1.6 million during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, and an increase of $1.7 million, or 61.8%, in other operating expense for the first six months of 2015 compared to the same period a year ago.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 31.5% for the first six months of 2015, and 27.3% for the first six months of 2014. Income tax expense increased to $4.3 million in the first six months of 2015 compared with $3.6 million for the same period of 2014, primarily due to the non-deductible merger-related expenses incurred in the current period.

FINANCIAL CONDITION
Due to the merger, total assets increased to $2.92 billion at June 30, 2015 from $1.80 billion at December 31, 2014. The main areas of asset increases were loans, cash and cash equivalents, premises and equipment, and goodwill and other intangibles. These increases were partially offset by a decrease in loan pool participations due to the sale of the entire portfolio in June 2015. Total deposits at June 30, 2015, were $2.40 billion, an increase of $995.8 million from December 31, 2014, due primarily to the merger. The deposit increase was concentrated in interest-bearing checking deposits, which increased $375.9 million, or 60.8%, to $994.4 million at June 30, 2015, from $618.5 million at December 31, 2014, and non-interest-bearing demand deposits, which increased $313.5 million, or 146.2% between these two dates. Junior subordinated notes issued to capital trusts increased by $8.1 million, or 52.1%, between December 31, 2014 and June 30, 2015, due to the assumption of notes in the merger with Central. The Company initiated new long-term borrowings from an unaffiliated bank of $25.0 million during the second quarter of 2015 in connection with the closing of the merger. These increases were somewhat offset by a decrease in FHLB borrowings of $15.0 million, or 16.1%, to $78.0 million, between December 31, 2014 and June 30, 2015. The amounts recognized in the financial statements for the merger have been determined only provisionally, with the Company having up to one year to finalize them. See Note 2. "Business Combination" to our consolidated financial statements for additional information related to our merger.
Investment Securities
Investment securities totaled $528.6 million at June 30, 2015, or 18.1% of total assets, an increase of $2.2 million, or 0.4%, from $526.5 million, or 29.2% of total assets, as of December 31, 2014. A total of $429.9 million of the investment securities were classified as available for sale at June 30, 2015, compared to $474.9 million at December 31, 2014. Investment securities available for sale decreased $45.1 million, or 9.49% from December 31, 2014 to June 30, 2015 due to the sale of securities to pay the cash portion of the merger consideration for the closing of the merger with Central. As of June 30, 2015, the portfolio consisted mainly of obligations of states and political subdivisions (44.0%), mortgage-backed securities and collateralized mortgage obligations (39.2%), and obligations of U.S. government agencies (5.4%). Investment securities held to maturity were $98.7 million at June 30, 2015, compared to $51.5 million at December 31, 2014. The increase of $47.2 million, or 91.7%, in held to maturity investments was due to the merger.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	June 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$113,850	5.4%	$104,809	9.3%
Commercial and industrial	448,406	21.3	303,108	26.7
Credit cards	1,348	—	1,246	0.1
Overdrafts	1,450	0.1	744	0.1
Commercial real estate:
Construction and development	117,402	5.5	59,383	5.2
Farmland	88,143	4.2	83,700	7.4
Multifamily	111,613	5.3	54,886	4.8
Commercial real estate-other	651,202	30.9	228,552	20.2
Total commercial real estate	968,360	45.9	426,521	37.6
Residential real estate:
One- to four- family first liens	435,631	20.7	219,314	19.4
One- to four- family junior liens	104,078	4.9	53,297	4.7
Total residential real estate	539,709	25.6	272,611	24.1
Consumer	35,235	1.7	23,480	2.1
Total loans	$2,108,358	100.0%	$1,132,519	100.0%
Total loans (excluding loan pool participations and loans held for sale) increased $975.8 million, or 86.2%, from December 31, 2014, to $2.11 billion at June 30, 2015 primarily as a result of the merger. While all but one loan category saw increased balances, the increases were primarily concentrated in commercial real estate-other, one-to-four-family first liens, and commercial and industrial loans. As of June 30, 2015, the largest category of bank loans was commercial real estate loans, comprising approximately 46% of the portfolio, which included 4% of total loans being farmland, 6% being construction and development, and 5% being multifamily residential mortgages. Residential real estate loans was the next largest category at 26% of total loans, followed by commercial and industrial loans at 21%, agricultural loans at 5%, and consumer loans at 2%. As of June 30, 2015, our loan to deposit ratio was 87.7% compared with a loan to deposit ratio of 80.4% at December 31, 2014 (excluding loan pool participations). We anticipate that the loan to deposit ratio will remain relatively stable in future periods, with both loans and deposits increasing in the post-merger environment.
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
Loan Pool Participations
As of June 30, 2015, we had no loan pool participations, net, down from $19.3 million at December 31, 2014. This decrease was due to the sale of the complete investment to an unaffiliated purchaser during the second quarter of 2015, with a net loss on sale of $0.4 million. Loan pool participations were participation interests in performing, subperforming and nonperforming loans that had been purchased from various non-affiliated banking organizations. The Company entered into this business upon consummation of a prior merger in March 2008.

Premises and Equipment
As of June 30, 2015, premises and equipment totaled $71.3 million, an increase of $33.5 million, or 88.7%, from $37.8 million at December 31, 2014. This increase was primarily due to the merger with Central as well as two ongoing major construction projects, both in our Iowa City market. As part of the merger with Central we acquired 13 banking locations in Minnesota, 7 banking locations in Wisconsin, and 2 banking locations in Florida. In August 2013, we entered into a contract for the restoration and remodeling of the building which serves as the main office of MidWestOne Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013, we entered into a contract for the construction of a new Home Mortgage Center with an estimated cost of design and construction of $16.0 million, and with completion anticipated in the fourth quarter of 2015. As of June 30, 2015, an estimated $9.9 million remained to be paid on these contracts. We expect the balance of premises and equipment to continue rising in the future as these projects progress towards completion in the remainder of 2015 and 2016.
Deposits
Total deposits as of June 30, 2015 were $2.40 billion, an increase of $995.8 million, or 70.7%, from $1.41 billion as of December 31, 2014. The increase was primarily due to the merger with Central. Interest-bearing checking deposits were the largest category of deposits at June 30, 2015, representing approximately 41.4% of total deposits. Total interest-bearing checking deposits were $994.4 million at June 30, 2015, an increase of $375.9 million, or 60.8%, from $618.5 million at December 31, 2014. Included in interest-bearing checking deposits at June 30, 2015 was $10.9 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $16.8 million, or 60.7%, from $27.6 million at December 31, 2014, due primarily to a withdrawal by one account holder. Non-interest bearing demand deposits were $528.0 million at June 30, 2015, an increase of $313.5 million, or 146.2%, from $214.5 million at December 31, 2014. Savings deposits increased $84.8 million, or 82.8%, from December 31, 2014 to June 30, 2015. Total certificates of deposit were $694.5 million at June 30, 2015, up $221.5 million, or 46.8%, from $473.0 million at December 31, 2014, again, due to the merger. Included in total certificates of deposit at June 30, 2015 was $4.1 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $2.0 million, or 32.2%, from the $6.1 million at December 31, 2014. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 86.7% of our total deposits were considered “core” deposits as of June 30, 2015.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $78.0 million as of June 30, 2015 compared with $93.0 million as of December 31, 2014. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 11. "Long-term Borrowings" to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.5 million as of June 30, 2015, an increase of $8.1 million, or 52.1%, from $15.4 million at December 31, 2014. This increase was due to junior subordinated notes that were assumed by us from Central in the recently completed merger. See Note 10. "Subordinated Notes Payable" to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $25.0 million was outstanding as of June 30, 2015. See Note 11. "Long-term Borrowings" to our consolidated financial statements for additional information related to our long-term debt.
Goodwill and Other Intangible Assets
Goodwill increased from zero as of December 31, 2014, to $56.5 million as of June 30, 2015 due to the merger with Central. Other intangible assets increased $14.2 million, or 172.2%, to $22.5 million at June 30, 2015 compared to December 31, 2014, due to the merger-related addition of a $12.8 million core deposit intangible and a $2.8 million trade name intangible, along with normal amortization. See Note 7. "Goodwill and Intangible Assets" to our consolidated financial statements for additional information.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of financing receivable at June 30, 2015 and December 31, 2014:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
June 30, 2015
Agricultural	$—	$2,901	$168	$3,069
Commercial and industrial	—	1,423	414	1,837
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	83
Farmland	—	2,209	22	2,231
Multifamily	—	—	—	—
Commercial real estate-other	924	—	1,597	2,521
Total commercial real estate	924	2,209	1,702	4,835
Residential real estate:
One- to four- family first liens	324	984	1,274	2,582
One- to four- family junior liens	—	13	146	159
Total residential real estate	324	997	1,420	2,741
Consumer	2	16	13	31
Total	$1,250	$7,546	$3,717	$12,513

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2014
Agricultural	$—	$3,027	$—	$3,027
Commercial and industrial	66	2,217	479	2,762
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	83
Farmland	—	2,268	24	2,292
Multifamily	—	—	—	—
Commercial real estate-other	—	255	1,200	1,455
Total commercial real estate	—	2,523	1,307	3,830
Residential real estate:
One- to four- family first liens	780	1,119	1,261	3,160
One- to four- family junior liens	—	14	192	206
Total residential real estate	780	1,133	1,453	3,366
Consumer	2	18	16	36
Total	$848	$8,918	$3,255	$13,021
Not included in the loans above as of June 30, 2015, were purchased credit impaired loans with an outstanding balance of $5.5 million, net of a discount of $1.9 million.
Our nonperforming assets totaled $21.4 million as of June 30, 2015, an increase of $6.5 million, or 43.3%, from December 31, 2014, with the increase principally driven by OREO acquired through the merger. The balance of OREO at June 30, 2015 was $8.9 million, an increase of $7.0 million, from $1.9 million of OREO at December 31, 2014. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of June 30, 2015. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $12.5 million (0.59% of total loans) as of June 30, 2015, compared to $13.0 million (1.15% of total loans) as of December 31, 2014.
At June 30, 2015, nonperforming loans consisted of $3.7 million in nonaccrual loans, $7.5 million in troubled debt restructures (“TDRs”) and $1.3 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $3.3 million, TDRs of $8.9 million, and loans past due 90 days or more and still accruing of $0.8 million at December 31, 2014. The decrease in overall nonperforming loans was primarily due to payments collected from TDR-status borrowers, as well as the movement of two borrowers out of TDR status. Loans 90 days past due and still accruing interest increased $0.4 million between December 31, 2014 and June 30, 2015, while nonaccrual loans increased by $0.4 million between these dates. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) were $7.8 million at June 30, 2015, compared with $3.9 million at December 31, 2014, primarily due to the merger. At June 30, 2015, other real estate owned (not included in nonperforming loans) was $8.9 million, up from $1.9 million of other real estate owned at December 31, 2014, again, as a result of the merger. During the first six months of 2015, the Company added 69 properties to other real estate owned, all as a result of the merger, and had 15 real estate property sales. As of June 30, 2015, the allowance for bank loan losses was $17.2 million, or 0.81% of total loans, compared with $16.4 million, or 1.44% of total bank loans at December 31, 2014. The decrease in the ratio of the allowance for loan losses to total loans was due to the purchased loans acquired in the merger being recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. The allowance for loan losses represented 85.45% of nonperforming loans at June 30, 2015, compared with 125.67% of nonperforming bank loans at December 31, 2014. The Company had net loan charge-offs of $0.7 million in the six months ended June 30, 2015, or an annualized 0.10% of average loans outstanding, compared to net charge-offs of $0.5 million, or an annualized 0.09% of average bank loans outstanding, for the same period of 2014.
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans at MidWestOne Bank:
MidWestOne Bank maintains a loan review and classification process which involves multiple officers of MidWestOne Bank and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All commercial and agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. A monthly loan officer validation worksheet documents this process. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1- 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful, and rating 8 Loss.
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. MidWestOne Bank's loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires the top 50 lending relationships by total exposure as well as all classified and Watch rated credits over $250,000 be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to executive management.
Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grades 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (5 or above), or is classified as a TDR (regardless of size), the lending officer is then charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to regional management and then to the board of directors of MidWestOne Bank by the Executive Vice President, Chief Credit Officer (or a designee) of MidWestOne Bank.
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the loan officer, in conjunction with regional management, will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company's allowance for loan and lease losses calculation. As soon as practical, an updated value estimate of the collateral backing that impaired loan relationship is completed. After the updated value is determined, regional management, with assistance from the loan review department, reviews the valuation and updates the specific allowance analysis for each loan relationship accordingly. The board of directors of MidWestOne Bank on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
In general, once the specific allowance has been finalized, regional and executive management will consider a charge-off prior to the calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans at Central Bank:
Central Bank has a loan classification process that starts with the relationship managers who are ultimately responsible for properly risk rating the loans in their portfolio. A 9 point scale is used with ratings 1-5 as pass; 6 watch (potential weakness); 7 substandard (well defined weakness); 8 Doubtful and 9 Loss. When a loan officers originates a new loan, renews an existing loan or performs an annual review, either a loan presentation or a summary comment is created which summarizes the current financial condition of that customer. A formal evaluation of its risk rating is done at this time. The lender is also responsible for monitoring their portfolio throughout the course of the year and proactively reacting to changing conditions by making any risk rating adjustments.
On a bi-monthly basis the Chief Executive Officer of Central Bank, Chief Credit Officer of Central Bank and Senior Vice President of Special Assets of Central Bank meet with each Market President and review their watch list, past due report and past due real estate taxes report. The action plans for watch list credits are reviewed at these meetings and adjustments are made as needed. Each watch list credit is labeled either “Retain” or “Exit” with those labeled “Exit” transferred to special assets. On a monthly basis the board of directors of Central Bank reviews: a watch list containing watch list credits greater than $500,000; a summary report of loans removed from the watch list; and a summary report of any additions to the list.
Central Bank engages an outside consultant to conduct independent credit reviews of relationships based on criteria established by policy, risk-focused sampling or random sampling. The individual loan reviews consider borrower and/or guarantor financial strength, most recently available financial information, current/anticipated performance of the loan, appropriateness of credit risk grading, compliance with loan approval requirements, and completeness of loan and collateral documentation. The results of credit reviews are presented to management.
Each 7 rated credit is reviewed for impairment. If the loan is determined to be impaired an impairment worksheet is completed which focuses on updating the collateral values based on the current market conditions. These worksheets are updated on a quarterly basis by either the lender or analyst and reviewed and compiled by credit administration. Credit administration sends the compiled impairment information to the finance department for the allowance calculation.
We anticipate standardizing our loan review and classification process between MidWestOne Bank and Central Bank in the future.
Restructured Loans
We restructure loans for our customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances. We consider the customer's past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan. The following factors are indicators that a concession has been granted (one or multiple items may be present):

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
During the six months ended June 30, 2015, the Company restructured no loans by granting a concession to a borrower experiencing financial difficulties.
A loan classified as a troubled debt restructuring will no longer be included in the troubled debt restructuring disclosures in the periods after the restructuring if the loan performs in accordance with the terms specified by the restructuring agreement and the interest rate specified in the restructuring agreement represents a market rate at the time of modification. The specified interest rate is considered a market rate when the interest rate is equal to or greater than the rate the Company is willing to accept at the time of restructuring for a new loan with comparable risk. If there are concerns that the borrower will not be able to meet the modified terms of the loan, the loan will continue to be included in the troubled debt restructuring disclosures.
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,546	$8,918
Not in compliance with modified terms - on nonaccrual status	500	522
Total restructured loans	$8,046	$9,440
Allowance for Loan Losses
Our ALLL as of June 30, 2015 was $17.2 million, which was 0.81% of total loans as of that date. This compares with an ALLL of $16.4 million as of December 31, 2014, which was 1.44% of total loans (excluding loan pool participations) as of that date. The decrease in the ratio of the allowance for loan losses to total loans was due to the purchased loans acquired in the merger being recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Gross charge-offs for the first six months of 2015 totaled $1.1 million, while recoveries of previously charged-off loans totaled $0.4 million. Annualized net loan charge offs to average loans for the first six months of 2015 was 0.10% compared to 0.09% for the year ended December 31, 2014. As of June 30, 2015, the ALLL was 137.2% of nonperforming loans compared with 125.7% as of December 31, 2014. Based on the inherent risk in the loan portfolio, we believe that as of June 30, 2015, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first six months of 2015. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value ("LTV") ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the respective bank's board of directors on a quarterly basis. At June 30, 2015, there were 17 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 102 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 41 of these equity loans and other financial institutions have the first lien on the remaining 61. Additionally, there were 77 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2015, TDRs were not a material portion of the loan portfolio. We review loans 90 days and over past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $278.0 million as of June 30, 2015, compared to $192.7 million as of December 31, 2014, an increase of $85.2 million, or 44.2%. This increase was primarily attributable to capital acquired in connection with the Central merger, net income of $9.3 million for the first six months of 2015, proceeds from the private placement of 300,000 common shares in the amount of $7.9 million net of $0.5 million of expenses, and a $0.6 million decrease in treasury stock due to the issuance of 28,392 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $2.9 million in common stock dividends and a $2.0 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale. No shares of Company common stock were repurchased in the second quarter of 2015.
Total shareholders' equity was 9.51% of total assets as of June 30, 2015 and was 10.71% as of December 31, 2014. The ratio of tangible equity to tangible assets was 7.21% as of June 30, 2015 and 10.29% as of December 31, 2014. Our Tier 1 capital to risk-weighted assets ratio was 10.55% as of June 30, 2015 and was 13.47% as of December 31, 2014. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of June 30, 2015, the Company and its two bank subsidiaries met all capital adequacy requirements to which we were subject. As of that date, both bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules (the "Basel III Rules") effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect previously by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that previously generally qualified as Tier 1 Capital now do not qualify, or their qualifications changed. The Basel III Rules also permitted banking organizations with less than $250.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which previously did not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels. The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.
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

	At June 30,	At December 31,
(in thousands)	2015	2014
Tier 1 capital
Total shareholders' equity	$277,966	$192,731
Less: Net unrealized gains on securities available for sale	(3,273)	(5,322)
Disallowed Intangibles	(65,502)	(8,511)
Common equity tier 1 capital	$209,191	—
Plus: Long term debt (qualifying restricted core capital)	23,523	15,464
Tier 1 capital	$232,714	$194,362
Risk-weighted assets	$2,205,496	$1,442,585
Tier 1 capital to risk-weighted assets	10.55%	13.47%
Common equity tier 1 capital to risk-weighted assets	9.48%	N/A

The following table provides the capital levels and minimum required capital levels for the Company, MidWestOne Bank, and Central Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At June 30, 2015
Consolidated:
Total capital/risk based	$250,007	11.34%	$176,440	8.00%	N/A	N/A
Tier 1 capital/risk based	232,714	10.55	88,220	6.00	N/A	N/A
Common equity tier 1 capital/risk based	209,191	9.48	99,247	4.50	N/A	N/A
Tier 1 capital/adjusted average	232,714	9.45	98,536	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$161,700	11.95%	$108,260	8.00%	$135,325	10.00%
Tier 1 capital/risk based	144,805	10.70	54,130	6.00	81,195	8.00
Common equity tier 1 capital/risk based	144,805	10.70	60,896	4.50	87,961	6.50
Tier 1 capital/adjusted average	144,805	8.42	68,767	4.00	85,958	5.00
Central Bank:
Total capital/risk based	$95,865	11.34%	$67,622	8.00%	$84,527	10.00%
Tier 1 capital/risk based	95,470	11.29	33,811	6.00	50,716	8.00
Common equity tier 1 capital/risk based	95,470	11.29	38,037	4.50	54,942	6.50
Tier 1 capital/adjusted average	95,470	8.31	45,940	4.00	57,425	5.00
At December 31, 2014
Consolidated:
Total capital/risk based	$212,559	14.73%	$115,407	8.00%	N/A	N/A
Tier 1 capital/risk based	194,362	13.47	57,703	4.00	N/A	N/A
Tier 1 capital/adjusted average	194,362	10.85	71,647	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$197,018	13.75%	$114,624	8.00%	$143,280	10.00%
Tier 1 capital/risk based	179,098	12.50	57,312	4.00	85,968	6.00
Tier 1 capital/adjusted average	179,098	10.05	71,249	4.00	89,061	5.00
On February 15, 2015, 20,900 restricted stock units were granted to certain officers of the Company. Additionally, during the first six months of 2015, 23,123 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,210 shares were surrendered by grantees to satisfy tax requirements, and 925 nonvested restricted stock units were forfeited. 5,269 shares of common stock were issued in connection with the exercise of previously issued stock options.
On May 15, 2015, 6,700 restricted stock units were granted to certain incoming officers of the Company related to the Central merger, and 6,500 restricted stock units were granted to the directors of the Company.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $46.6 million as of June 30, 2015, compared with $23.4 million as of December 31, 2014. Interest-bearing deposits in banks at June 30, 2015, increased to $6.2 million, an increase of $5.9 million from December 31, 2014. Investment securities classified as available for sale, totaling $429.9 million and $474.9 million as of June 30, 2015 and December 31, 2014, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiaries maintain unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2015 to meet the needs of borrowers and depositors.
Our principal sources of funds were proceeds from the maturity and sale of investment securities, proceeds from long-term debt , and the sale of our loan pool participations. These sources provided partial consideration in the merger transaction with Central. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of June 30, 2015, we had $25.0 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. "Long-term Borrowings" to our consolidated financial statements for additional information related to our long-term debt. We also have $23.5 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 10. "Subordinated Notes Payable" to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. As of June 30, 2015, outstanding commitments to extend credit totaled approximately $425.4 million. We have established a reserve of $0.1 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $8.5 million as of June 30, 2015. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2015, there were approximately $2.9 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $2.9 million in the first six months of 2015, compared with $15.0 million in the first six months of 2014. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash inflows from investing activities were $73.8 million in the first six months of 2015, compared to net cash inflows of $22.5 million in the comparable six-month period of 2014. In the first six months of 2015, investment securities transactions resulted in net cash inflows of $155.8 million, compared to inflows of $22.4 million during the same period of 2014. Increased loan volume accounted for net cash outflows of $60.0 million for the first six months of 2015, compared with $1.7 million of net inflows for the same period of 2014. A net cash outflow of $35.6 million was also experienced in connection with the merger with Central in the first six months of 2015. Purchases of premises and equipment resulted in a $7.0 million cash outflow in the first six months of 2015, compared to outflows of $5.9 million relating to premises and equipment in the comparable period of 2014, both resulting from the two large building projects currently underway to restore and remodel the main office of MidWestOne Bank and headquarters of the Company, and to construct a new Home Mortgage Center. Cash inflows from loan pool participations were $19.3 million during the first six months of 2015 compared to $4.1 million during the same period of 2014, as we sold our interest in these instruments in the second quarter of 2015.
Net cash used in financing activities in the first six months of 2015 was $53.5 million, compared with net cash used of $40.1 million for the same period of 2014. The largest financing cash outflows during the six months ended June 30, 2015 was the net decrease in deposits of $53.4 million, compared to a net decrease of $27.3 million in the first six months of 2014. Other cash outflows included the repayment of a subordinated note in the amount of $12.7 million, a net decrease of $15.0 million in FHLB borrowings, and the use of $2.9 million to pay dividends. Sources of cash inflows during the first six months of 2015 included proceeds from long-term debt of $25.0 million, proceeds from the private placement sale of Company stock in the amount of $7.9 million, net of expenses, and the increase of $7.3 million in federal funds purchased.
To further mitigate liquidity risk, both MidWestOne Bank and Central Bank have several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window
Federal Funds Lines:
Routine liquidity requirements are met by fluctuations in the federal funds position of both MidWestOne Bank and Central Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller.

Currently, MidWestOne Bank and Central Bank have unsecured federal funds lines totaling $75.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for both MidWestOne Bank and Central Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of MidWestOne Bank and Central Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of June 30, 2015, MidWestOne Bank and Central Bank had $78.0 million in outstanding FHLB borrowings, leaving $252.0 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
MidWestOne Bank and Central Bank have brokered certificate of deposit lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the respective bank's core market area, is reflected in an internal policy stating that MidWestOne Bank and Central Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. MidWestOne Bank and Central Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized" rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit them from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2015.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. MidWestOne Bank and Central Bank each have a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2015, the banks had combined municipal securities with an approximate market value of $12.9 million pledged for liquidity purposes.
Interest Rate Risk
The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin and earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. We manage several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of the Asset/Liability Management Policy of both MidWestOne Bank and Central Bank. The change in the Company’s interest rate profile between December 31, 2014 and June 30, 2015 is largely attributable to the acquisition of Central. The Company liquidated certain investment securities in order to provide for the cash portion of the deal consideration. Selling fixed-rate securities made the organization less liability sensitive. In addition, Central Bank’s interest rate risk position is asset sensitive - more than off-setting the Company’s heretofore modest liability sensitivity.
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

We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield-curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at June 30, 2015 and December 31, 2014.
Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
June 30, 2015
Dollar change	$(3,994)	$(1,655)	$1,162	$3,590
Percent change	(4.1)%	(1.7)%	1.2%	3.7%
December 31, 2014
Dollar change	$(315)	$171	$(369)	$(491)
Percent change	(0.6)%	0.3%	(0.7)%	(0.9)%
As shown above, at June 30, 2015, the effect of an immediate and sustained 200 basis point increase in interest rates would be an increase our net interest income by approximately $3.6 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $4.0 million. These changes in net interest income under various interest rate scenarios are small relative to the overall level of net interest income.  In fact, changes of this magnitude are well within the range of what would be considered neutral interest rate sensitivity. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between 0.0% and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

•
the risks of mergers, including with Central, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

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

•	the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2014.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. We believe that there are no threatened or pending proceedings, other than ordinary routine litigation incidental to the Company's business, against the Company or its subsidiaries or of which any of their property is the subject, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2014. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter of 2015.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of June 30, 2015.
Unregistered Sales of Equity Securities
As previously disclosed on a Current Report on Form 8-K filed on May 1, 2015, in connection with the Central merger, the Company issued 2,723,083 shares of its common stock. As previously disclosed on a Current Report on Form 8-K filed on June 23, 2015, on June 22, 2015 the Company entered into a Securities Purchase Agreement with certain institutional accredited investors, pursuant to which, on June 23, 2015, the Company sold an aggregate of 300,000 newly issued shares of the Company’s common stock, $1.00 par value per share, at a purchase price of $28.00 per share for an aggregate amount of gross proceeds of $8.4 million. Each of the purchasers was an existing shareholder of the Company. The shares were issued and sold by the Company in each case in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

3.1	Amended and Restated Bylaws of MidWestOne Financial Group, Inc., dated May 1, 2015	Current Report on Form 8-K filed May 1, 2015

10.1	Credit Agreement by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association, dated April 30, 2015	Filed herewith

10.2	Form of Securities Purchase Agreement, dated June 22, 2015	Current Report on Form 8-K filed June 23, 2015

10.3	Form of Registration Rights Agreement, dated June 22, 2015	Current Report on Form 8-K filed June 23, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 10, 2015	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer