Form 10-Q
period 2015-09-30
MidWestOne Financial Group, Inc.
filed 2015-10-29
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
319-356-5800
(Registrant’s telephone number, including area code)

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

As of October 28, 2015, there were 11,406,431 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$50,793	$23,028
Interest-bearing deposits in banks	41,202	381
Federal funds sold	339	—
Cash and cash equivalents	92,334	23,409
Investment securities:
Available for sale	415,042	474,942
Held to maturity (fair value of $102,468 as of September 30, 2015 and $51,253 as of December 31, 2014)	102,920	51,524
Loans held for sale	4,111	801
Loans	2,137,212	1,132,519
Allowance for loan losses	(18,871)	(16,363)
Net loans	2,118,341	1,116,156
Loan pool participations, net	—	19,332
Premises and equipment, net	74,989	37,770
Accrued interest receivable	13,230	10,898
Goodwill	63,192	—
Other intangible assets, net	20,276	8,259
Bank-owned life insurance	45,962	38,142
Other real estate owned	8,299	1,916
Deferred income taxes	2,256	3,078
Other assets	20,888	14,075
Total assets	$2,981,840	$1,800,302
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$532,058	$214,461
Interest-bearing checking	828,296	618,540
Savings	425,740	102,527
Certificates of deposit under $100,000	368,620	235,395
Certificates of deposit $100,000 and over	313,364	237,619
Total deposits	2,468,078	1,408,542
Federal funds purchased	—	17,408
Securities sold under agreements to repurchase	69,228	60,821
Federal Home Loan Bank borrowings	87,000	93,000
Junior subordinated notes issued to capital trusts	23,560	15,464
Long-term debt	23,750	—
Deferred compensation liability	5,143	3,393
Accrued interest payable	1,578	863
Other liabilities	12,837	8,080
Total liabilities	2,691,174	1,607,571
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2015 and December 31, 2014	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at September 30, 2015 and December 31, 2014; issued 11,713,481 shares at September 30, 2015 and 8,690,398 shares at December 31, 2014; outstanding 11,406,431 shares at September 30, 2015 and 8,355,666 shares at December 31, 2014	11,713	8,690
Additional paid-in capital	163,323	80,537
Treasury stock at cost, 307,050 shares as of September 30, 2015 and 334,732 shares at December 31, 2014	(6,380)	(6,945)
Retained earnings	117,374	105,127
Accumulated other comprehensive income	4,636	5,322
Total shareholders' equity	290,666	192,731
Total liabilities and shareholders' equity	$2,981,840	$1,800,302
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$26,697	$12,151	$60,959	$36,096
Interest and discount on loan pool participations	—	325	798	1,137
Interest on bank deposits	13	15	29	24
Interest on investment securities:
Taxable securities	1,914	2,170	5,721	6,760
Tax-exempt securities	1,365	1,335	4,149	4,076
Total interest income	29,989	15,996	71,656	48,093
Interest expense:
Interest on deposits:
Interest-bearing checking	706	532	1,903	1,624
Savings	48	36	128	108
Certificates of deposit under $100,000	995	687	2,112	2,018
Certificates of deposit $100,000 and over	1,165	551	2,158	1,445
Total interest expense on deposits	2,914	1,806	6,301	5,195
Interest on federal funds purchased	19	2	33	8
Interest on securities sold under agreements to repurchase	51	28	124	87
Interest on Federal Home Loan Bank borrowings	334	519	1,086	1,626
Interest on other borrowings	6	5	16	18
Interest on junior subordinated notes issued to capital trusts	191	69	399	210
Interest on subordinated notes	—	—	162	—
Interest on long-term debt	144	—	240	—
Total interest expense	3,659	2,429	8,361	7,144
Net interest income	26,330	13,567	63,295	40,949
Provision for loan losses	2,141	150	3,642	900
Net interest income after provision for loan losses	24,189	13,417	59,653	40,049
Noninterest income:
Trust, investment, and insurance fees	1,428	1,442	4,642	4,390
Service charges and fees on deposit accounts	1,297	918	3,098	2,394
Mortgage origination and loan servicing fees	1,025	449	2,096	1,204
Other service charges, commissions and fees	1,371	625	2,759	1,796
Bank-owned life insurance income	344	423	964	877
Gain on sale or call of available for sale securities	—	145	1,011	1,119
Gain (loss) on sale of premises and equipment	(5)	4	(15)	(1)
Total noninterest income	5,460	4,006	14,555	11,779
Noninterest expense:
Salaries and employee benefits	11,762	6,337	28,625	18,531
Net occupancy and equipment expense	2,719	1,546	6,585	4,785
Professional fees	959	724	3,868	2,078
Data processing expense	928	357	2,028	1,172
FDIC insurance expense	431	241	1,058	724
Amortization of intangible assets	800	136	2,136	410
Other operating expense	2,314	1,478	6,638	4,150
Total noninterest expense	19,913	10,819	50,938	31,850
Income before income tax expense	9,736	6,604	23,270	19,978
Income tax expense	2,121	1,715	6,390	5,363
Net income	$7,615	$4,889	$16,880	$14,615
Share and per share information:
Ending number of shares outstanding	11,406,431	8,348,464	11,406,431	8,348,464
Average number of shares outstanding	11,406,132	8,366,858	10,010,926	8,423,188
Diluted average number of shares	11,434,186	8,391,353	10,038,093	8,449,748
Earnings per common share - basic	$0.67	$0.59	$1.69	$1.74
Earnings per common share - diluted	0.67	0.59	1.68	1.73
Dividends paid per common share	0.150	0.145	0.450	0.435
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,615	$4,889	$16,880	$14,615

Other comprehensive income, available for sale securities:
Unrealized holding gains (losses) arising during period	2,196	(212)	(78)	6,641
Reclassification adjustment for gains included in net income	—	(145)	(1,011)	(1,119)
Income tax (expense) benefit	(833)	132	403	(2,097)
Other comprehensive income (loss) on available for sale securities	1,363	(225)	(686)	3,425
Other comprehensive income (loss), net of tax	1,363	(225)	(686)	3,425
Comprehensive income	$8,978	$4,664	$16,194	$18,040
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	14,615	—	14,615
Dividends paid on common stock ($0.435 per share)	—	—	—	—	(3,656)	—	(3,656)
Stock options exercised (7,207 shares)	—	—	(8)	140	—	—	132
Release/lapse of restriction on RSUs (27,266 shares)	—	—	(431)	455	—	—	24
Repurchase of common stock (165,766 shares)	—	—	—	(3,987)	—	—	(3,987)
Stock compensation	—	—	371	—	—	—	371
Other comprehensive income, net of tax	—	—	—	—	—	3,425	3,425
Balance at September 30, 2014	$—	$8,690	$80,438	$(7,094)	$102,432	$4,474	$188,940
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	16,880	—	16,880
Issuance of common stock due to business combination (2,723,083 shares)	—	2,723	75,172	—	—	—	77,895
Issuance of common stock - private placement (300,000 shares), net of expenses	—	300	7,600	—	—	—	7,900
Dividends paid on common stock ($0.45 per share)	—	—	—	—	(4,633)	—	(4,633)
Stock options exercised (5,769 shares)	—	—	(32)	120	—	—	88
Release/lapse of restriction on RSUs (23,123 shares)	—	—	(416)	445	—	—	29
Stock compensation	—	—	462	—	—	—	462
Other comprehensive loss, net of tax	—	—	—	—	—	(686)	(686)
Balance at September 30, 2015	$—	$11,713	$163,323	$(6,380)	$117,374	$4,636	$290,666
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,880	$14,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,642	900
Depreciation, amortization and accretion	5,952	3,237
Loss on sale of premises and equipment	15	1
Deferred income taxes	(169)	2,313
Stock-based compensation	462	371
Net gain on sale or call of available for sale securities	(1,011)	(1,119)
Net loss on sale of other real estate owned	(108)	(59)
Net gain on sale of loans held for sale	(1,240)	(363)
Writedown of other real estate owned	—	49
Origination of loans held for sale	(99,302)	(30,452)
Proceeds from sales of loans held for sale	97,232	30,414
(Increase) decrease in accrued interest receivable	339	(389)
Increase in cash surrender value of bank-owned life insurance	(964)	(877)
(Increase) decrease in other assets	4,734	(476)
Increase (decrease) in deferred compensation liability	94	(64)
Decrease in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(4,489)	(619)
Net cash provided by operating activities	22,067	17,482
Cash flows from investing activities:
Proceeds from sales of available for sale securities	112,054	28,450
Proceeds from maturities and calls of available for sale securities	64,921	50,760
Purchases of available for sale securities	(11)	(65,653)
Proceeds from maturities and calls of held to maturity securities	3,077	914
Purchase of held to maturity securities	(12,394)	(12,386)
Net increase in loans	(89,521)	(14,447)
Decrease in loan pool participations, net	19,332	5,056
Purchases of premises and equipment	(11,558)	(8,363)
Proceeds from sale of other real estate owned	2,812	585
Proceeds from sale of premises and equipment	33	17
Proceeds of principal and earnings from bank-owned life insurance	—	488
Net cash paid in business acquisition (Note 2)	(35,596)	—
Net cash provided by (used in) investing activities	53,149	(14,579)
Cash flows from financing activities:
Net increase in deposits	10,369	56,623
Decrease in federal funds purchased	(17,408)	(3,734)
Increase (decrease) in securities sold under agreements to repurchase	(7,717)	210
Proceeds from Federal Home Loan Bank borrowings	24,000	26,000
Repayment of Federal Home Loan Bank borrowings	(30,000)	(32,000)
Stock options exercised	117	156
Redemption of subordinated note	(12,669)	—
Proceeds from long-term debt	25,000	—
Payments on long-term debt	(1,250)	—
Dividends paid	(4,633)	(3,656)
Issuance of common stock, net of expenses	7,900	—
Repurchase of common stock	—	(3,987)
Net cash provided by (used in) financing activities	(6,291)	39,612
Net increase in cash and cash equivalents	68,925	42,515
Cash and cash equivalents at beginning of period	23,409	24,890
Cash and cash equivalents at end of period	$92,334	$67,405

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,646	$7,019
Cash paid during the period for income taxes	$4,650	$1,787
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$667	$641

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Investment securities	$160,775	—
Loans	916,973	—
Premises and equipment	27,908	—
Goodwill	63,192	—
Core deposit intangible	12,773	—
Trade name intangible	1,380	—
FDIC indemnification asset	3,753	—
Other real estate owned	8,420	—
Other assets	15,944	—
Total noncash assets acquired	1,211,118	—

Liabilities assumed:
Deposits	1,049,167	—
Short-term borrowings	16,124	—
Junior subordinated notes issued to capital trusts	8,050	—
Subordinated note payable	12,669	—
Other liabilities	11,617	—
Total liabilities assumed	1,097,627	—
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
On May 1, 2015, the Company completed its merger with Central Bancshares, Inc. (“Central”), pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company.
The Company issued 2,723,083 shares of common stock and paid $64.0 million in cash, for total consideration of $141.9 million in connection with the merger. The results of operations acquired from Central have been included in the Company’s results of operations for the time period since the date of acquisition.
The Company owns all of the common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, all of the common stock of Central Bank, a Minnesota state non-member bank chartered in 1988 with its main office in Golden Valley, Minnesota, and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through our bank subsidiaries, MidWestOne Bank and Central Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2015 may not be indicative of results for the year ending December 31, 2015, or for any other period.
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

2.    Business Combination
On May 1, 2015, the Company acquired all of the voting equity interests of Central, a bank holding company and the parent company of Central Bank, a commercial bank headquartered in Golden Valley, Minnesota, through the merger of Central with and into the Company. Among other things, this transaction provides the Company with the opportunity to expand the business into new markets and grow the size of the business. At the effective time of the merger, each share of common stock of Central converted into a pro rata portion of (1) 2,723,083 shares of common stock of the Company, and (2) $64.0 million in cash.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Central exceeded the net assets acquired, goodwill of $63.2 million was recorded on the acquisition. Goodwill recorded in this transaction, which reflects the entry into the geographically new markets served by Central, has been provisionally allocated to our Central Bank segment. Goodwill recorded in the transaction is not tax deductible. The fair value of certain assets and liabilities and results recognized in the financial statements for the business combination have been determined only provisionally as of the third quarter of 2015. The following acquired assets and liabilities are included within the consolidated financial statements as of September 30, 2015 as provisional amounts as the Company continues to gather information to estimate the fair value as of the date of acquisition: 1) deferred taxes remain provisional as the Company continues the process of transitioning Central Bank from an S-Corp to a C-Corp. The Company expects to obtain the additional information needed to finalize this amount in the first quarter of 2016, following the filing of the income tax return for pre-merger Central. All other amounts recognized for the business combination in the financial statements have been determined to be final as of September 30, 2015.
Estimated fair values of assets acquired and liabilities assumed in the Central transaction, as of the closing date of the transaction, were as follows:

(in thousands)	May 1, 2015
ASSETS
Cash and due from banks	$28,404
Investment securities	160,775
Loans	916,973
Premises and equipment	27,908
Goodwill	63,192
Core deposit intangible	12,773
Trade name intangible	1,380
FDIC indemnification asset	3,753
Other real estate owned	8,420
Other assets	15,944
Total assets	1,239,522
LIABILITIES
Deposits	1,049,167
Short-term borrowings	16,124
Junior subordinated notes issued to capital trusts	8,050
Subordinated notes payable	12,669
Accrued expenses and other liabilities	11,617
Total liabilities	1,097,627
Total identifiable net assets	141,895

Consideration:
Market value of common stock at $29.31 per share at May 1, 2015 (2,723,083 shares of common stock issued)	79,814
Stock illiquidity discount due to restrictions	(1,919)
Cash paid	64,000
Total fair value of consideration	$141,895
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

•
Purchased credit impaired loans are accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” as they display significant credit deterioration since origination and it is probable, as of the acquisition date, that the Company will be unable to collect all contractually required payments from the borrower.

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
Disclosures required by ASC 805-20-50-1(a) concerning the FDIC indemnification assets have not been included due to the immateriality of the amount involved. See Note 6. “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to the FDIC indemnification asset.
ASC 805-30-30-7 requires that the consideration transfered in a business combination should be measured at fair value. Since the common shares issued as part of the consideration of the merger included a restriction on their sale, pledge or other disposition, an illiquidity discount has been assigned to the shares based upon the volatility of the underlying shares’ daily returns and the period of restriction.
The Company recorded $0.2 million and $3.4 million in pre-tax merger-related expenses for the three and nine months ended 2015, respectively, including professional and legal fees of $0.2 million and $1.9 million, respectively, to directly consummate the merger. These amounts are included in professional fees in the Company’s consolidated statements of operations. The remainder of merger-related expenses primarily relate to retention and severance compensation costs, which are included in salaries and employee benefits in the consolidated statements of operations, and service contract termination costs, which are included in other operating expenses.
During the measurement period, specifically the three months ended September 30, 2015, the Company recognized adjustments to the provisional amounts reported at June 30, 2015, which reflect new information that existed as of May 1, 2015 that, if known, would have affected the measurement of the amounts recognized as of that date. In its interim financial statements for the nine months ended September 30, 2015, the Company adjusted the provisional amounts for the trade name, stock illiquidity discount, FDIC indemnification asset and other real estate owned. The results of these adjustments are reflected in the $6.7 million increase to goodwill during the quarter ended September 30, 2015. The provisional adjustments had no significant impact on earnings for the three and six months ending June 30, 2015 and in accordance with ASU 2015-16 were recorded in earnings during the three months ending September 30, 2015.

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2015 and 2014, as if the acquisition had occurred January 1, 2014. The pro forma results combine the historical results of Central into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments, including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. The merger-related expenses that have been recognized are included in net income in the table below.

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Total revenues (net interest income plus noninterest income)	$31,258	$32,075	$95,175	$96,954
Net income	$6,455	$6,333	$17,052	$17,101
The pro forma information above excludes the impact of any provision recorded related to renewing Central loans. Revenues and earnings included in the consolidated statements of operations of the acquired company since the acquisition date for the three months ended September 30, 2015 were $14.8 million and $2.4 million, respectively, and $25.3 million and $4.5 million for the nine months ended September 30, 2015, respectively.

3.    Shareholders’ Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of September 30, 2015, none were issued or outstanding.
Common Stock: As of September 30, 2015, the number of authorized shares of common stock for the Company was 15,000,000. As of September 30, 2015, 11,406,431 shares were outstanding.
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
On July 17, 2014, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During the third quarter of 2015 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of September 30, 2015.

4.    Earnings per Share
Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Basic earnings per common share computation
Numerator:
Net income	$7,615	$4,889	$16,880	$14,615
Denominator:
Weighted average shares outstanding	11,406,132	8,366,858	10,010,926	8,423,188
Basic earnings per common share	$0.67	$0.59	$1.69	$1.74

Diluted earnings per common share computation
Numerator:
Net income	$7,615	$4,889	$16,880	$14,615
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	11,434,186	8,391,353	10,038,093	8,449,748
Diluted earnings per common share	$0.67	$0.59	$1.68	$1.73

5.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$26,760	$335	$—	$27,095
State and political subdivisions	172,734	6,696	189	179,241
Mortgage-backed securities	59,766	750	122	60,394
Collateralized mortgage obligations	106,187	613	877	105,923
Corporate debt securities	40,880	262	—	41,142
Total debt securities	406,327	8,656	1,188	413,795
Other equity securities	1,248	28	29	1,247
Total	$407,575	$8,684	$1,217	$415,042

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$49,392	$248	$265	$49,375
State and political subdivisions	187,276	8,113	190	195,199
Mortgage-backed securities	30,965	1,498	—	32,463
Collateralized mortgage obligations	147,412	813	2,093	146,132
Corporate debt securities	48,656	188	103	48,741
Total debt securities	463,701	10,860	2,651	471,910
Other equity securities	2,686	380	34	3,032
Total	$466,387	$11,240	$2,685	$474,942

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$57,112	$458	$257	$57,313
Mortgage-backed securities	4,175	6	31	4,150
Collateralized mortgage obligations	24,082	19	239	23,862
Corporate debt securities	17,551	—	408	17,143
Total	$102,920	$483	$935	$102,468

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$39,704	$370	$252	$39,822
Mortgage-backed securities	22	3	—	25
Collateralized mortgage obligations	8,531	—	233	8,298
Corporate debt securities	3,267	—	159	3,108
Total	$51,524	$373	$644	$51,253
Investment securities with a carrying value of $291.5 million and $200.7 million at September 30, 2015 and December 31, 2014, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2015 and December 31, 2014. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	39	$7,909	$81	$3,388	$108	$11,297	$189
Mortgage-backed securities	20	31,802	122	—	—	31,802	122
Collateralized mortgage obligations	12	15,397	58	35,358	819	50,755	877
Other equity securities	1	—	—	971	29	971	29
Total	72	$55,108	$261	$39,717	$956	$94,825	$1,217

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	4	$9,946	$11	$15,018	$254	$24,964	$265
State and political subdivisions	46	3,024	18	10,728	172	13,752	190
Collateralized mortgage obligations	14	14,971	123	68,370	1,970	83,341	2,093
Corporate debt securities	7	23,024	50	3,400	53	26,424	103
Other equity securities	1	—	—	966	34	966	34
Total	72	$50,965	$202	$98,482	$2,483	$149,447	$2,685

		As of September 30, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	56	$19,277	$227	$1,347	$30	$20,624	$257
Mortgage-backed securities	5	3,972	31	—	—	3,972	31
Collateralized mortgage obligations	5	12,449	124	7,672	115	20,121	239
Corporate debt securities	6	3,700	223	700	185	4,400	408
Total	72	$39,398	$605	$9,719	$330	$49,117	$935

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	29	$5,322	$190	$9,144	$62	$14,466	$252
Collateralized mortgage obligations	1	—	—	8,298	233	8,298	233
Corporate debt securities	2	2,358	27	750	132	3,108	159
Total	32	$7,680	$217	$18,192	$427	$25,872	$644
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
At September 30, 2015 and December 31, 2014, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.
At September 30, 2015, approximately 58% of the municipal bonds held by the Company were Iowa-based, and approximately 20% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is not more likely than not that the Company will be required to sell them before the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery at fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2015 and December 31, 2014.
As of September 30, 2015, the Company also owned $1.0 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the nine months ended September 30, 2015 and the full year of 2014, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.
The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Beginning balance	$—	$—	$—	$6,639
Additional credit losses:
Reductions to credit losses:
Securities with other than temporary impairment, due to sale	—	—	—	(6,639)
Ending balance	$—	$—	$—	$—
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that additional OTTI may be recognized in the future and any such amounts could be material to the Company’s consolidated statements of operations.
The contractual maturity distribution of investment debt securities at September 30, 2015, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$35,588	$35,983	$421	$422
Due after one year through five years	76,655	78,800	5,361	5,355
Due after five years through ten years	108,632	112,894	44,256	44,233
Due after ten years	19,499	19,801	24,625	24,446
Debt securities without a single maturity date	165,953	166,317	28,257	28,012
Total	$406,327	$413,795	$102,920	$102,468

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $1.2 million and a fair value of $1.2 million are also excluded from this table.
Other investment securities include investments in Federal Home Loan Bank (“FHLB”) stock. The carrying value of the FHLB stock at September 30, 2015 was $9.8 million and at December 31, 2014 was $8.6 million, which is included in the Other Assets line of the consolidated balance sheets. This security is not readily marketable and ownership of FHLB stock is a requirement for membership in the FHLB-Des Moines. The amount of FHLB stock held is directly related to the amount of FHLB advances borrowed. Because there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$—	$235	$1,265	$1,355
Gross realized losses	—	(90)	(442)	(236)
Other-than-temporary impairment	—	—	—	—
	—	145	823	1,119
Equity securities:
Gross realized gains	—	—	188	—
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	188	—
Total net realized gains and losses	$—	$145	$1,011	$1,119

6.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2015 and December 31, 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$58	$400	$323	$280	$1	$—	$1,062
Collectively evaluated for impairment	1,576	5,271	6,298	3,909	383	372	17,809
Total	$1,634	$5,671	$6,621	$4,189	$384	$372	$18,871
Loans receivable
Individually evaluated for impairment	$3,078	$2,208	$17,447	$4,526	$28	$—	$27,287
Collectively evaluated for impairment	120,266	449,801	947,193	529,202	37,146	—	2,083,608
Purchased credit impaired loans	—	354	15,695	10,268	—	—	26,317
Total	$123,344	$452,363	$980,335	$543,996	$37,174	$—	$2,137,212

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$88	$206	$226	$623	$2	$—	$1,145
Collectively evaluated for impairment	1,418	5,574	4,173	2,544	321	1,188	15,218
Total	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Loans receivable
Individually evaluated for impairment	$3,027	$3,168	$3,916	$3,341	$34	$—	$13,486
Collectively evaluated for impairment	101,782	301,732	422,605	269,270	23,644	—	1,119,033
Total	$104,809	$304,900	$426,521	$272,611	$23,678	$—	$1,132,519
Included above as of September 30, 2015, are loans with a contractual balance of $117.3 million and a recorded balance of $110.7 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 8. “Other Assets”.
As of September 30, 2015, the purchased credit impaired loans above are $34.3 million, net of a discount of $8.0 million.
Loans with unpaid principal in the amount of $548.1 million and $404.4 million at September 30, 2015 and December 31, 2014, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2015 and 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2015
Beginning balance	$1,480	$5,425	$5,766	$3,224	$337	$935	$17,167
Charge-offs	—	(106)	(239)	(93)	(24)	—	(462)
Recoveries	—	10	—	10	5	—	25
Provision	154	342	1,094	1,048	66	(563)	2,141
Ending balance	$1,634	$5,671	$6,621	$4,189	$384	$372	$18,871
2014
Beginning balance	$1,145	$5,183	$4,734	$3,029	$229	$2,112	$16,432
Charge-offs	(26)	(157)	(12)	(37)	(16)	—	(248)
Recoveries	—	52	38	17	11	—	118
Provision	221	385	31	(129)	48	(406)	150
Ending balance	$1,340	$5,463	$4,791	$2,880	$272	$1,706	$16,452

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2015 and 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	—	(397)	(430)	(641)	(76)	—	(1,544)
Recoveries	—	361	6	22	21	—	410
Provision	128	(73)	2,646	1,641	116	(816)	3,642
Ending balance	$1,634	$5,671	$6,621	$4,189	$384	$372	$18,871
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	(26)	(430)	(165)	(238)	(61)	—	(920)
Recoveries	5	206	38	21	23	—	293
Provision	3	707	(376)	(88)	35	619	900
Ending balance	$1,340	$5,463	$4,791	$2,880	$272	$1,706	$16,452
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
Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment are based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and industrial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company’s ability to establish relationships with the largest businesses in the areas in which the Company operates. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy does not continue to improve, this could harm or continue to harm the businesses of the Company’s commercial and industrial customers and reduce the value of the collateral securing these loans.

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
Residential Real Estate - The Company generally retains short-term residential mortgage loans that are originated for its own portfolio but sells most long-term loans to other parties while retaining servicing rights on the majority of those loans. The market value of real estate securing residential real estate loans can fluctuate as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of the Company’s markets could increase the credit risk associated with its loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts than other loans, and the repayment of the loans generally is dependent, in large part, on the borrower’s continuing financial stability, and is therefore more likely to be affected by adverse personal circumstances.
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
When it is determined that a loan requires a partial or full charge-off, a request for approval of a charge-off is submitted to the respective bank’s President, Executive Vice President and Chief Credit Officer, and the Senior Regional Loan officer. The respective bank’s board of directors formally approves all loan charge-offs. Once a loan is charged-off, it cannot be restructured and returned to the respective bank’s books.
The Allowance for Loan and Lease Losses
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated probable losses without eroding the Company’s capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with Federal Deposit Insurance Corporation (the “FDIC”) directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company’s policy permits an “unallocated” allowance between 15% above and 5% below the “indicated reserve.” These unallocated amounts are due to those overall factors impacting the ALLL that are not captured in detailed loan category calculations.
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
The level of individual impairment is measured using one of the following methods: (1) the fair value of the collateral less costs to sell; (2) the present value of expected future cash flows, discounted at the loan’s effective interest rate; or (3) the loan’s observable market price. Loans that are deemed fully collateralized or have been charged down to a level corresponding with any of the three measurements require no assignment of reserves from the ALLL.

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.
The following table sets forth information on the Company’s TDRs by class of financing receivable occurring during the stated periods:

	Three Months Ended September 30,
	2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial and industrial
Extended maturity date	—	$—	$—	1	$1,405	$1,405
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	236	236	—	—	—
Total	1	$236	$236	1	$1,405	$1,405

	Nine Months Ended September 30,
	2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial and industrial
Extended maturity date	—	$—	$—	1	$1,405	$1,405
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	236	236	—	—	—
Total	1	$236	$236	1	$1,405	$1,405
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Total	—	$—	—	$—	—	$—	—	$—
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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of our loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the banks’ existing portfolios.
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
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of September 30, 2015 and December 31, 2014:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
September 30, 2015
Agricultural	$115,178	$6,518	$1,648	$—	$—	$123,344
Commercial and industrial	422,926	9,691	17,755	10	—	450,382
Credit cards	1,405	14	—	—	—	1,419
Overdrafts	644	102	75	—	—	821
Commercial real estate:
Construction and development	99,625	4,922	2,987	—	—	107,534
Farmland	85,312	1,687	2,750	—	—	89,749
Multifamily	113,328	375	2,227	—	—	115,930
Commercial real estate-other	611,369	23,084	32,669	—	—	667,122
Total commercial real estate	909,634	30,068	40,633	—	—	980,335
Residential real estate:
One- to four- family first liens	421,412	4,866	12,510	246	—	439,034
One- to four- family junior liens	99,233	1,876	3,792	61	—	104,962
Total residential real estate	520,645	6,742	16,302	307	—	543,996
Consumer	36,576	4	293	42	—	36,915
Total	$2,007,008	$53,139	$76,706	$359	$—	$2,137,212

Included within the special mention, substandard, and doubtful categories at September 30, 2015 are purchased credit impaired loans totaling $26.3 million.

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
Special Mention/Watch - A special mention/watch asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention/watch assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,517	$2,017	$—	$1,410	$1,910	$—
Commercial and industrial	1,149	1,185	—	2,169	2,270	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	292	451	—	49	176	—
Farmland	2,723	2,882	—	2,270	2,433	—
Multifamily	1,618	1,825	—	—	—	—
Commercial real estate-other	12,005	12,737	—	939	1,064	—
Total commercial real estate	16,638	17,895	—	3,258	3,673	—
Residential real estate:
One- to four- family first liens	2,392	2,942	—	535	773	—
One- to four- family junior liens	755	772	—	134	157	—
Total residential real estate	3,147	3,714	—	669	930	—
Consumer	19	35	—	6	22	—
Total	$22,470	$24,846	$—	$7,512	$8,805	$—
With an allowance recorded:
Agricultural	$1,561	$1,561	$58	$1,617	$1,617	$88
Commercial and industrial	1,059	1,088	400	999	999	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	151	151	107	34	34	34
Farmland	69	69	3	74	74	4
Multifamily	158	158	30	—	—	—
Commercial real estate-other	431	431	183	550	550	188
Total commercial real estate	809	809	323	658	658	226
Residential real estate:
One- to four- family first liens	1,364	1,365	276	2,600	2,600	594
One- to four- family junior liens	15	15	4	72	72	29
Total residential real estate	1,379	1,380	280	2,672	2,672	623
Consumer	9	9	1	28	28	2
Total	$4,817	$4,847	$1,062	$5,974	$5,974	$1,145
Total:
Agricultural	$3,078	$3,578	$58	$3,027	$3,527	$88
Commercial and industrial	2,208	2,273	400	3,168	3,269	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	443	602	107	83	210	34
Farmland	2,792	2,951	3	2,344	2,507	4
Multifamily	1,776	1,983	30	—	—	—
Commercial real estate-other	12,436	13,168	183	1,489	1,614	188
Total commercial real estate	17,447	18,704	323	3,916	4,331	226
Residential real estate:
One- to four- family first liens	3,756	4,307	276	3,135	3,373	594
One- to four- family junior liens	770	787	4	206	229	29
Total residential real estate	4,526	5,094	280	3,341	3,602	623
Consumer	28	44	1	34	50	2
Total	$27,287	$29,693	$1,062	$13,486	$14,779	$1,145

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,516	$13	$1,410	$15	$1,534	$47	$1,413	$43
Commercial and industrial	1,318	26	985	11	1,665	79	1,018	36
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	325	3	49	—	326	4	49	—
Farmland	2,730	35	83	1	2,749	93	87	4
Multifamily	1,839	26	—	—	1,849	43	—	—
Commercial real estate-other	12,327	147	417	—	12,374	250	442	(8)
Total commercial real estate	17,221	211	549	1	17,298	390	578	(4)
Residential real estate:
One- to four- family first liens	2,354	17	704	(1)	2,345	27	715	8
One- to four- family junior liens	773	9	119	(1)	775	15	119	1
Total residential real estate	3,127	26	823	(2)	3,120	42	834	9
Consumer	20	1	7	—	21	1	8	—
Total	$23,202	$277	$3,774	$25	$23,638	$559	$3,851	$84
With an allowance recorded:
Agricultural	$1,561	$12	$1,617	$12	$1,575	$36	$1,630	$37
Commercial and industrial	1,103	12	1,899	16	1,144	32	1,566	36
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	151	1	34	—	151	2	35	1
Farmland	69	1	2,418	27	70	2	2,429	81
Multifamily	158	1	—	—	160	5	—	—
Commercial real estate-other	431	5	1,088	7	432	13	1,093	15
Total commercial real estate	809	8	3,540	34	813	22	3,557	97
Residential real estate:
One- to four- family first liens	1,369	7	797	7	1,375	27	801	23
One- to four- family junior liens	15	—	152	—	15	—	153	2
Total residential real estate	1,384	7	949	7	1,390	27	954	25
Consumer	9	—	30	(11)	9	—	31	(10)
Total	$4,866	$39	$8,035	$58	$4,931	$117	$7,738	$185
Total:
Agricultural	$3,077	$25	$3,027	$27	$3,109	$83	$3,043	$80
Commercial and industrial	2,421	38	2,884	27	2,809	111	2,584	72
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	476	4	83	—	477	6	84	1
Farmland	2,799	36	2,501	28	2,819	95	2,516	85
Multifamily	1,997	27	—	—	2,009	48	—	—
Commercial real estate-other	12,758	152	1,505	7	12,806	263	1,535	7
Total commercial real estate	18,030	219	4,089	35	18,111	412	4,135	93
Residential real estate:
One- to four- family first liens	3,723	24	1,501	6	3,720	54	1,516	31
One- to four- family junior liens	788	9	271	(1)	790	15	272	3
Total residential real estate	4,511	33	1,772	5	4,510	69	1,788	34
Consumer	29	1	37	(11)	30	1	39	(10)
Total	$28,068	$316	$11,809	$83	$28,569	$676	$11,589	$269

The following table sets forth the composition and past due status of the Company’s loans at September 30, 2015 and December 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
September 30, 2015
Agricultural	$150	$26	$—	$176	$123,168	$123,344
Commercial and industrial	1,217	526	30	1,773	448,609	450,382
Credit cards	11	3	—	14	1,405	1,419
Overdrafts	54	32	—	86	735	821
Commercial real estate:
Construction and development	—	140	325	465	107,069	107,534
Farmland	153	—	—	153	89,596	89,749
Multifamily	—	—	—	—	115,930	115,930
Commercial real estate-other	671	6,892	679	8,242	658,880	667,122
Total commercial real estate	824	7,032	1,004	8,860	971,475	980,335
Residential real estate:
One- to four- family first liens	2,252	647	1,235	4,134	434,900	439,034
One- to four- family junior liens	506	172	267	945	104,017	104,962
Total residential real estate	2,758	819	1,502	5,079	538,917	543,996
Consumer	78	4	3	85	36,830	36,915
Total	$5,092	$8,442	$2,539	$16,073	$2,121,139	$2,137,212

Included in the totals above are the following purchased credit impaired loans	$400	$140	$1,205	$1,745	$24,572	$26,317

December 31, 2014
Agricultural	$58	$30	$—	$88	$104,721	$104,809
Commercial and industrial	897	603	515	2,015	301,093	303,108
Credit cards	3	3	—	6	1,240	1,246
Overdrafts	104	2	4	110	634	744
Commercial real estate:
Construction and development	—	—	83	83	59,300	59,383
Farmland	503	—	—	503	83,197	83,700
Multifamily	—	—	—	—	54,886	54,886
Commercial real estate-other	168	57	1,200	1,425	227,127	228,552
Total commercial real estate	671	57	1,283	2,011	424,510	426,521
Residential real estate:
One- to four- family first liens	1,481	581	2,023	4,085	215,229	219,314
One- to four- family junior liens	105	48	192	345	52,952	53,297
Total residential real estate	1,586	629	2,215	4,430	268,181	272,611
Consumer	35	8	23	66	23,414	23,480
Total	$3,354	$1,332	$4,040	$8,726	$1,123,793	$1,132,519
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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due ninety days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$176	$—	$—	$—
Commercial and industrial	412	19	479	66
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	83	—	83	—
Farmland	21	—	24	—
Multifamily	158	—	—	—
Commercial real estate-other	2,286	—	1,200	—
Total commercial real estate	2,548	—	1,307	—
Residential real estate:
One- to four- family first liens	1,858	110	1,261	780
One- to four- family junior liens	141	—	192	—
Total residential real estate	1,999	110	1,453	780
Consumer	12	3	16	2
Total	$5,147	$132	$3,255	$848
Not included in the loans above as of September 30, 2015, were purchased credit impaired loans with an outstanding balance of $34.3 million, net of a discount of $8.0 million.
As of September 30, 2015, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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

•
Purchased credit impaired loans are accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” as they display significant credit deterioration since origination and it is probable, as of the acquisition date, that the Company will be unable to collect all contractually required payments from the borrower.

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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Balance at beginning of period	$1,839	$—	$—	$—
Purchases	—	—	1,882	—
Accretion	(184)	—	(227)	—
Reclassification from nonaccretable difference	—	—	—	—
Balance at end of period	$1,655	$—	$1,655	$—
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
The Company’s annual assessment date is as of October 1. Goodwill is tested for impairment at the reporting unit level. At the current time the Company has three reporting units: MidWestOne Bank, Central Bank, and Corporate and other. No impairment losses were recognized during the three and nine months ended September 30, 2015. The carrying amount of goodwill was $63.2 million at September 30, 2015 and zero at December 31, 2014. The increase of $63.2 million in goodwill was due to the Central merger.
The Company recognized a $63.2 million goodwill intangible, a $12.7 million core deposit intangible, and a $1.4 million trade name intangible in 2015 due to the Central merger.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of September 30, 2015:

	Insurance Agency Intangible	Core Deposit Intangible	Trade Names Intangible	Customer List Intangible	Total
(in thousands)
For the Nine Months Ended September 30, 2015
Balance, beginning of period	$364	$691	$7,040	$164	$8,259
Amortization expense	(66)	(1,942)	(112)	(16)	(2,136)
Additions from business combination	—	12,773	1,380	—	14,153
Balance at end of period	$298	$11,522	$8,308	$148	$20,276

Gross carrying amount	$1,320	$18,206	$8,420	$330	$28,276
Accumulated amortizations	(1,022)	(6,684)	(112)	(182)	(8,000)
Net book value	$298	$11,522	$8,308	$148	$20,276

8.    Other Assets
The components of the Company’s other assets were as follows:

	September 30, 2015	December 31, 2014
(in thousands)
Federal Home Loan Bank Stock	$9,811	$8,582
FDIC indemnification asset, net	4,488	—
Prepaid expenses	2,613	1,350
Mortgage servicing rights	2,179	2,308
Accounts receivable & other miscellaneous assets	1,797	1,835
	$20,888	$14,075

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

9.    Short-term Borrowings
Short-term borrowings were as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal Reserve Bank advances	—%	$—	—%	$—
Federal funds purchased	—	—	—	—
Securities sold under agreements to repurchase	0.30	69,228	0.21	60,821
Line of credit	—	—	—	—
Total	0.30%	$69,228	0.21%	$60,821
The Company had a borrowing capacity through the Federal Reserve Discount Window of $11.7 million and $11.8 million as of September 30, 2015 and December 31, 2014, respectively, and municipal securities pledged with a market value of $13.0 million and $13.1 million, respectively, to secure potential borrowings.The Company also has various other unsecured Federal Funds agreements with correspondent banks.
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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2015:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				9/30/2015

Central Bancshares Capital Trust II(1) (2)	$7,217	$6,536	Three-month LIBOR + 3.50%	3.84%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,560	Three-month LIBOR + 2.15%	2.48%	09/30/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	1.93%	12/15/2037	12/15/2012
Total	$24,743	$23,560
(1) All distributions are cumulative and paid in cash quarterly.
(2) Central Bancshares Capital Trust II and Barron Investment Capital Trust I were established by Central prior to the Company’s merger with Central, and the junior subordinated notes issued by Central were assumed by the Company.
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
The Company assumed a subordinated note held by 1907 EJF Fund, LTD, which was issued by Central prior to the Company’s merger, in the amount of $12.3 million. On June 23, 2015 the Company redeemed the subordinated note.

11.    Long-term Borrowings
Long-term borrowings were as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.64%	$87,000	1.88%	$93,000
Note payable to unaffiliated bank	2.25	23,750	—	—
Total	1.77%	$110,750	1.88%	$93,000
The Company utilizes FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. The Company has loans pledged as collateral for FHLB borrowings. See Note 6 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. Payments of principal and interest are payable quarterly beginning July 1, 2015. As of September 30, 2015, $23.8 million of that note was outstanding.

12.    Income Taxes
Federal income tax expense for the three and nine months ended September 30, 2015 and 2014 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise and income taxes payable by the subsidiary banks.

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

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$27,095	$—	$27,095	$—
State and political subdivisions	179,241	—	179,241	—
Mortgage-backed securities	60,394	—	60,394	—
Collateralized mortgage obligations	105,923	—	105,923	—
Corporate debt securities	41,142	—	41,142	—
Total available for sale debt securities	413,795	—	413,795	—
Available for sale equity securities:
Other equity securities	1,247	1,247	—	—
Total available for sale equity securities	1,247	1,247	—	—
Total securities available for sale	$415,042	$1,247	$413,795	$—

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$49,375	$—	$49,375	$—
State and political subdivisions	195,199	—	195,199	—
Mortgage-backed securities	32,463	—	32,463	—
Collateralized mortgage obligations	146,132	—	146,132	—
Corporate debt securities	48,741	—	48,741	—
Total available for sale debt securities	471,910	—	471,910	—
Available for sale equity securities:
Other equity securities	3,032	3,032	—	—
Total available for sale equity securities	3,032	3,032	—	—
Total securities available for sale	$474,942	$3,032	$471,910	$—

There were no transfers of assets between levels of the fair value hierarchy during the three and nine months ended September 30, 2015 or the year ended December 31, 2014.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2015 or the year ended December 31, 2014.

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
	Collateralized Debt Obligations	Collateralized Debt Obligations
(in thousands)
Beginning balance	$—	$1,317
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	782
Included in other comprehensive income	—	794
Purchases, issuances, sales, and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	(2,893)
Settlements	—	—
Ending balance	$—	$—
The following table presents the amount of gains and losses on Level 3 assets noted above which were included in earnings and other comprehensive income for the nine months ended September 30, 2015 and 2014 that are attributable to the change in unrealized gains and losses relating to those assets still held, and the line item in the consolidated financial statements in which they are included:

	For the Nine Months Ended September 30,
	2015	2014
	Collateralized Debt Obligations	Collateralized Debt Obligations
(in thousands)
Total gains for the period in earnings*	$—	$782
Change in unrealized gains for the period included in other comprehensive income	$—	$794
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
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2015 and December 31, 2014, as more fully described above.

	Fair Value Measurement at September 30, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$17,872	$—	$—	$17,872
Other real estate owned	$8,299	$—	$—	$8,299

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,412	$—	$—	$3,412
Other real estate owned	$1,916	$—	$—	$1,916

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2015 and December 31, 2014. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of MidWestOne Bank and Central Bank. Neither of these components has been given consideration in the presentation of fair values below.

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$92,334	$92,334	$92,334	$—	$—
Investment securities:
Available for sale	415,042	415,042	1,247	413,795	—
Held to maturity	102,920	102,468	—	102,468	—
Total investment securities	517,962	517,510	1,247	516,263	—
Loans held for sale	4,111	4,135	—	—	4,135
Loans, net	2,118,341	2,117,839	—	2,117,839	—
Accrued interest receivable	13,230	13,230	13,230	—	—
Federal Home Loan Bank stock	9,811	9,811	—	9,811	—
Financial liabilities:
Deposits:
Non-interest bearing demand	532,058	532,058	532,058	—	—
Interest-bearing checking	828,296	828,296	828,296	—	—
Savings	425,740	425,740	425,740	—	—
Certificates of deposit under $100,000	368,620	369,063	—	369,063	—
Certificates of deposit $100,000 and over	313,364	314,518	—	314,518	—
Total deposits	2,468,078	2,469,675	1,786,094	683,581	—
Federal funds purchased and securities sold under agreements to repurchase	69,228	69,228	69,228	—	—
Federal Home Loan Bank borrowings	87,000	87,598	—	87,598	—
Junior subordinated notes issued to capital trusts	23,560	18,403	—	18,403	—
Long-term debt	23,750	23,750	—	23,750	—
Accrued interest payable	1,578	1,578	1,578	—	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$23,409	$23,409	$23,409	$—	$—
Investment securities:
Available for sale	474,942	474,942	3,032	471,910	—
Held to maturity	51,524	51,253	—	51,253	—
Total investment securities	526,466	526,195	3,032	523,163	—
Loans held for sale	801	812	—	—	812
Loans, net	1,116,156	1,116,285	—	1,116,285	—
Loan pool participations, net	19,332	19,332	—	—	19,332
Accrued interest receivable	10,898	10,898	10,898	—	—
Federal Home Loan Bank stock	8,582	8,582	—	8,582	—
Financial liabilities:
Deposits:
Non-interest bearing demand	214,461	214,461	214,461	—	—
Interest-bearing checking	618,540	618,540	618,540	—	—
Savings	102,527	102,527	102,527	—	—
Certificates of deposit under $100,000	235,395	235,401	—	235,401	—
Certificates of deposit $100,000 and over	237,619	238,480	—	238,480	—
Total deposits	1,408,542	1,409,409	935,528	473,881	—
Federal funds purchased and securities sold under agreements to repurchase	78,229	78,229	78,229	—	—
Federal Home Loan Bank borrowings	93,000	93,051	—	93,051	—
Junior subordinated notes issued to capital trusts	15,464	10,021	—	10,021	—
Long-term debt	—	—	—	—	—
Accrued interest payable	863	863	863	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at September 30, 2015, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2015	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$17,872	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$8,299	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

14.    Variable Interest Entity
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
These pools of loans were purchased from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings associations. As loan pools were put out for bid (generally in a sealed bid auction), SRC’s due diligence teams evaluated the loans and determined their interest in bidding on the pool. After the due diligence, the Company’s management reviewed the status and decided if it wished to continue in the process. If the decision to consider a bid was made, SRC conducted additional analysis to determine the appropriate bid price. This analysis involved discounting loan cash flows with adjustments made for expected losses, changes in collateral values as well as targeted rates of return. A cost or investment basis was assigned to each individual loan on a cents-per-dollar (discounted price) basis based on SRC’s assessment of the recovery potential of each loan.
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
Loan pool participations were shown on the Company’s consolidated balance sheets as a separate asset category. The original carrying value or investment basis of loan pool participations was the discounted price paid by the Company to acquire its interests, which, as noted, was less than the face amount of the underlying loans. The Company’s investment basis was reduced as SRC recovered principal on the loans and remitted its share to the Company or as loan balances were written off as uncollectible.

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

The following table presents summary financial information for the reportable segments for the three and nine months ended September 30, 2015 and 2014:

	Commercial Banking
(in thousands)	MidWestOne Bank	Central Bank	All Other	Intercompany Eliminations	Consolidated Total
Three months ended September 30, 2015
Net interest income	$13,647	$13,011	$(328)	$—	$26,330
Provision for loan losses	450	1,691	—	—	2,141
Noninterest income	3,274	1,834	352	—	5,460
Noninterest expense(1)	9,877	9,024	1,012	—	19,913
Income tax expense (benefit)	752	1,705	(336)	—	2,121
Net income	$5,842	$2,425	$(652)	$—	$7,615
Goodwill	$—	$63,192	$—	$—	$63,192
Total assets	$1,728,907	$1,254,580	$339,412	$(341,059)	$2,981,840

Three months ended September 30, 2014
Net interest income	$13,664	$—	$3,403	$(3,500)	$13,567
Provision for loan losses	150	—	—	—	150
Noninterest income	3,658	—	348	—	4,006
Noninterest expense	10,141	—	678	—	10,819
Income tax expense (benefit)	1,877	—	(162)	—	1,715
Net income	$5,154	$—	$3,235	$(3,500)	$4,889
Goodwill	$—	$—	$—	$—	$—
Total assets	$1,805,247	$—	$206,348	$(199,037)	$1,812,558

Nine months ended September 30, 2015
Net interest income	$41,845	$22,292	$49,158	$(50,000)	$63,295
Provision for loan losses	1,500	2,142	—	—	3,642
Noninterest income	10,672	3,050	833	—	14,555
Noninterest expense(1)	29,741	15,655	5,542	—	50,938
Income tax expense (benefit)	4,763	3,000	(1,373)	—	6,390
Net income	$16,513	$4,545	$45,822	$(50,000)	$16,880
Goodwill	$—	$63,192	$—	$—	$63,192
Total assets	$1,728,907	$1,254,580	$339,412	$(341,059)	$2,981,840

Nine months ended September 30, 2014
Net interest income	$41,369	$—	$8,080	$(8,500)	$40,949
Provision for loan losses	900	—	—	—	900
Noninterest income	10,761	—	1,018	—	11,779
Noninterest expense	29,910	—	1,940	—	31,850
Income tax expense (benefit)	5,875	—	(512)	—	5,363
Net income	$15,445	$—	$7,670	$(8,500)	$14,615
Goodwill	$—	$—	$—	$—	$—
Total assets	$1,805,247	$—	$206,348	$(199,037)	$1,812,558
(1) Includes merger-related expenses of $0.2 million and $3.4 million for the three and nine months ended September 30, 2015, respectively, included in the MidWestOne Bank subsegment.

16.    Branch Sales
On September 10, 2015, MidWestOne Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Ottumwa, Iowa branch to Peoples State Bank headquartered in Albia, Iowa, a unit of Peoples Tri-County BanCorp. Subject to regulatory approval, Peoples State Bank will assume approximately $35 million in deposits and $20 million in assets, with an expected completion date in December 2015.
On September 24, 2015, Central Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank (“CCF Bank”) headquartered in Altona,

Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. Subject to regulatory approval, CCF Bank will assume approximately $30 million in deposits and $21 million in assets, with an expected completion date in the first quarter of 2016.

17.    Effect of New Financial Accounting Standards
In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The low-income housing tax credit program is designed to encourage private capital investment in the construction and rehabilitation of low-income housing. This program is an indirect tax subsidy that allows investors in a flow-through limited liability entity, such as limited partnerships or limited liability companies that manage or invest in qualified affordable housing projects, to receive the benefits of the tax credits allocated to the entity that owns the qualified affordable housing project. The tax credits are allowable on the tax return each year over a 10-year period as a result of a sufficient number of units being rented to qualifying tenants and are subject to restrictions on gross rentals paid by those tenants. Those credits are subject to recapture over a 15-year period starting with the first year tax credits are earned. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. For public entities, the amendments are to be applied retrospectively to all annual periods and interim reporting periods presented within those annual periods, beginning after December 15, 2014. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.
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

In August 2014, the FASB issued Accounting Standards Update No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update provides guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure, most commonly those offered by the Federal Housing Administration (“FHA”) of the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”). The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and 3) at the time of foreclosure, an amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2014. Early application is permitted under certain circumstances. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendment should reduce diversity in the timing and content of footnote disclosures. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period of twelve months after the financial statements are made available. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB announced a delay to the effective date of Accounting Standards Update No. 2015-09, Revenue from Contract with Customers (Topic 606). Reporting entities may choose to adopt the standard as of the original date, or take advantage of a one-year delay. For a public entity, the revised effective date is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted prior to the original effective date. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The guidance in this update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance is intended to reduce complexity in financial reporting. The elimination of the restatement requirement should simplify financial reporting for many entities. However, recognizing the entire impact of a measurement period adjustment in a single reporting period may introduce earnings volatility and reduce comparability between periods when the adjustments are material. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted for financial statements that have not been issued, and the Company has elected to adopt the guidance effective September 30, 2015. See Note 2. “Business Combination” to our consolidated financial statements for further discussion.

18.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2015, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2015 have been recognized in the consolidated financial statements for the period ended September 30, 2015. Events or transactions that provided evidence about conditions that did not exist at September 30, 2015, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended September 30, 2015.
On October 20, 2015, the board of directors of the Company declared a cash dividend of $0.15 per share payable on December 15, 2015 to shareholders of record as of the close of business on December 1, 2015.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2014 Annual Report on Form 10-K. Results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of results to be attained for any other period.
Merger with Central Bancshares, Inc.
On May 1, 2015, the Company completed the Central merger, pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company.
The Company issued 2,723,083 shares of common stock and paid $64.0 million in cash, for total estimated consideration of $141.9 million, in connection with the merger. The results of operations acquired from Central have been included in the Company’s results of operations for the time period since the date of acquisition.
Sale of Ottumwa, Iowa MidWestOne Bank Branch Office
On September 10, 2015, MidWestOne Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Ottumwa, Iowa branch to Peoples State Bank headquartered in Albia, Iowa, a unit of Peoples Tri-County BanCorp. Subject to regulatory approval, Peoples State Bank will assume approximately $35 million in deposits and $20 million in assets, with an expected completion date in December 2015.
Sale of Barron and Rice Lake, Wisconsin Central Bank Branch Offices
On September 24, 2015, Central Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank (“CCF Bank”) headquartered in Altona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. Subject to regulatory approval, CCF Bank will assume approximately $30 million in deposits and $21 million in assets, with an expected completion date in the first quarter of 2016.
Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses
The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of September 30, 2015, was adequate to absorb probable losses in the existing portfolio.
Application of Purchase Accounting
In May 2015, we completed the acquisition of Central, which generated significant amounts of fair value adjustments to assets and liabilities and related amortization. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by our management. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives, we have identified purchase accounting as a critical accounting policy.
Goodwill and Intangible Assets
Goodwill and intangible assets arise from purchase business combinations. In May 2015, we completed our merger with Central. We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger. The goodwill was assigned to our Central Bank reporting unit. As a general matter, goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. The intangible assets reflected on our financial statements are deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization, when required by the accounting standards, of these intangible assets involves the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information related to our intangible assets.
Fair Value of Available for Sale Securities
Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other-than-temporary.’’ Declines in the fair value of available for sale securities below their cost that are deemed “other-than-temporary” are reflected in earnings as impairment losses. In determining whether other-than-temporary impairment exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security. When we determine that other-than-temporary-impairment has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell, or it is more likely than not we will be required to sell, the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security, and it is not more likely than not that we will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014
Summary
For the quarter ended September 30, 2015, we earned net income of $7.6 million, which was an increase of $2.7 million from $4.9 million for the quarter ended September 30, 2014. Basic and diluted earnings per common share for the third quarter of 2015 were each $0.67, versus $0.59 for both basic and diluted earnings per common share in the third quarter of 2014. After excluding the effects of $0.2 million ($0.2 million after tax) of expenses related to the merger with Central, adjusted diluted earnings per share for the third quarter of 2015 were $0.68. Our annualized Return on Average Assets (“ROAA”) for the third quarter of 2015 was 1.03% compared with a ROAA of 1.11% for the same period in 2014. Our annualized Return on Average Shareholders’ Equity (“ROAE”) was 10.55% for the three months ended September 30, 2015 compared with 10.34% for the three months ended September 30, 2014. The annualized Return on Average Tangible Equity (“ROATE”) was 15.76% for the third quarter of 2015 compared with 11.03% for the same period in 2014.
The following table presents selected financial results and measures as of and for the quarter ended September 30, 2015 and 2014.

	As of and for the Three Months Ended June 30,
(dollars in thousands)	2015	2014
Net Income	$7,615	$4,889
Average Assets	2,926,612	1,750,833
Average Shareholders’ Equity	286,256	187,504
Return on Average Assets* (ROAA)	1.03%	1.11%
Return on Average Shareholders’ Equity* (ROAE)	10.55	10.34
Return on Average Tangible Equity* (ROATE)	15.76	11.03
Total Equity to Assets (end of period)	9.75	10.42
Tangible Equity to Tangible Assets (end of period)	7.33	10.01
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(in thousands)	2015	2014
Net Income:
Net income	$7,615	$4,889
Plus: Intangible amortization, net of tax (1)	520	88
Adjusted net income	$8,135	$4,977
Average Tangible Equity:
Average total shareholders’ equity	$286,256	$187,504
Less: Average intangibles, net of amortization	(81,486)	(8,450)
Average tangible equity	$204,770	$179,054
ROATE (annualized)	15.76%	11.03%
Net Income:
Net income	$7,615	$4,889
Plus: Merger-related expenses	225	—
Net tax effect of merger-related expenses(2)	(57)	—
Net income exclusive of merger-related expenses	$7,783	$4,889
Diluted average number of shares	11,434,186	8,391,353
Earnings Per Common Share-Diluted	$0.67	$0.59
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.68	$0.59
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

	As of September 30,
(in thousands)	2015	2014
Tangible Equity:
Total shareholders’ equity	$290,666	$188,940
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,761)	(8,396)
Tangible equity	$212,905	$180,544
Tangible Assets:
Total assets	$2,981,840	$1,812,558
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,761)	(8,396)
Tangible assets	$2,904,079	$1,804,162
Tangible Equity/Tangible Assets	7.33%	10.01%

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
Our net interest income for the quarter ended September 30, 2015 increased $12.8 million, or 94.1%, to $26.3 million from $13.6 million for the third quarter of 2014, primarily due to the merger. An increase in average loan balances, a 53 basis point increase in average yield, and the effect of the merger-related discount accretion of $1.7 million, resulted in loan interest income increasing by $14.5 million, or 119.7%, to $26.7 million for the third quarter of 2015 compared to the third quarter of 2014. Income from investment securities decreased to $3.3 million for the third quarter of 2015 compared to $3.5 million for the third quarter of 2014, reflective of a decrease of 0.21% in the average yield on investment securities between the two comparable periods, despite an increase of $9.7 million in the average balance of investment securities. There was no income from loan pool participations for the third quarter of 2015, compared to $0.3 million for the same period a year ago. The Company sold its remaining loan pool participations in June 2015, and has completely exited this line of business.

Interest expense increased $1.2 million, or 50.6%, to $3.7 million for the third quarter of 2015, compared to $2.4 million for the same period in 2014, primarily due to the additional cost of merger-related assumptions of deposits and debt, partially offset by the lower expense on Federal Home Loan Bank (“FHLB”) borrowings which resulted from the decrease of $20.8 million, or 20.3%, in the average balance of FHLB borrowings between third quarter of 2014 and the third quarter of 2015.
Our net interest margin on a tax-equivalent basis for the third quarter of 2015 improved to 4.08% compared with 3.48% for the third quarter of 2014. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets increased to 4.62% for the third quarter of 2015 from 4.06% for the third quarter of 2014. This improvement was due primarily to the increase in average loan balances, as loans generally have higher yields compared to other earning assets, and the effect of the merger-related discount accretion of $1.7 million in the third quarter of 2015. The average cost of interest-bearing liabilities decreased slightly in the third quarter of 2015 to 0.69% from 0.71% for the third quarter of 2014.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the quarters ended September 30, 2015 and 2014. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,124,037	$27,090	5.06%	$1,090,325	$12,451	4.53%
Loan pool participations (4)	—	—	—	23,239	325	5.55
Investment securities:
Taxable investments	355,432	1,914	2.14	353,666	2,170	2.43
Tax exempt investments (2)	177,059	2,087	4.68	169,171	2,040	4.78
Total investment securities	532,491	4,001	2.98	522,837	4,210	3.19
Federal funds sold and interest-bearing balances	15,994	13	0.32	23,127	15	0.26
Total interest-earning assets	$2,672,522	$31,104	4.62%	$1,659,528	$17,001	4.06%

Cash and due from banks	43,145			19,194
Premises and equipment	73,364			33,357
Allowance for loan losses	(17,519)			(18,658)
Other assets	155,100			57,412
Total assets	$2,926,612			$1,750,833

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,210,924	$754	0.25%	$696,645	$568	0.32%
Certificates of deposit	678,470	2,160	1.26	484,295	1,238	1.01
Total deposits	1,889,394	2,914	0.61	1,180,940	1,806	0.61
Federal funds purchased and repurchase agreements	70,140	70	0.40	55,267	30	0.22
Federal Home Loan Bank borrowings	81,869	334	1.62	102,661	519	2.01
Long-term debt and other	50,307	341	2.69	15,892	74	1.85
Total borrowed funds	202,316	745	1.46	173,820	623	1.42
Total interest-bearing liabilities	$2,091,710	$3,659	0.69%	$1,354,760	$2,429	0.71%

Net interest spread(2)			3.93%			3.35%

Demand deposits	535,379			195,305
Other liabilities	16,267			13,264
Shareholders’ equity	286,256			187,504
Total liabilities and shareholders’ equity	$2,929,612			$1,750,833

Interest income/earning assets (2)	$2,672,522	$31,104	4.62%	$1,659,528	$17,001	4.06%
Interest expense/earning assets	$2,672,522	$3,659	0.54%	$1,659,528	$2,429	0.58%
Net interest margin (2)(5)		$27,445	4.08%		$14,572	3.48%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$393			$300
Securities		722			705
Total tax equivalent adjustment		1,115			1,005
Net Interest Income		$26,330			$13,567

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended September 30, 2015, compared to the same period in 2014, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2015 Compared to 2014 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$13,031	$1,608	$14,639
Loan pool participations	(163)	(162)	(325)
Investment securities:
Taxable investments	72	(328)	(256)
Tax exempt investments	266	(219)	47
Total investment securities	338	(547)	(209)
Federal funds sold and interest-bearing balances	(17)	15	(2)
Change in interest income	13,189	914	14,103
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	896	(710)	186
Certificates of deposit	570	352	922
Total deposits	1,466	(358)	1,108
Federal funds purchased and repurchase agreements	10	30	40
Federal Home Loan Bank borrowings	(94)	(91)	(185)
Other long-term debt	221	46	267
Total borrowed funds	137	(15)	122
Change in interest expense	1,603	(373)	1,230
Increase in net interest income	$11,586	$1,287	$12,873
Percentage increase in net interest income over prior period			88.3%
Interest income and fees on loans on a tax-equivalent basis in the third quarter of 2015 increased $14.6 million, or 117.6%, compared with the same period in 2014. This increase includes the effect of the merger-related accretion income of $1.7 million on loans. Average loans were $1.03 billion, or 94.8%, higher in the third quarter of 2015 compared with the third quarter of 2014, due primarily to the merger with Central. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. While the increase in interest income on loans was primarily the result of the larger loan portfolio, the average yield on loans increased from 4.53% in the third quarter of 2014 to 5.06% in the third quarter of 2015, of which 31 basis points was attributable to purchase accounting adjustments, and the remainder to market conditions in the areas served by Central Bank, which allow for somewhat higher loan rates.
Interest and discount income on loan pool participations decreased $0.3 million, or 100.0%, from $0.3 million in the third quarter of 2014 to none in the same period of 2015. The Company entered into this business upon consummation of a prior merger in March 2008. These loan pool participations were investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations were held and serviced by a third-party independent servicing corporation, and the amount of income received from them varied widely due to unpredictable payment collections and loss recoveries. The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $4.0 million in the third quarter of 2015 compared with $4.2 million for the same period of 2014, including $0.1 million of purchase accounting premium amortization expense in 2015. The tax-equivalent yield on our investment portfolio in the third quarter of 2015 decreased to 2.98% from 3.19% in the comparable period of 2014, reflecting a decline of 8 basis points attributable to premium amortization from the acquisition of the Central portfolio at fair value on May 1, 2015. The average balance of investments in the third quarter of 2015 was $532.5 million compared with $522.8 million in the third quarter of 2014, an increase of $9.7 million, or 1.8%. The increase in average balance resulted primarily from the merger, despite using proceeds from the pre-merger sale and maturity of securities to pay the cash portion of the merger consideration for the closing of the Central acquisition.
Interest expense on deposits increased $1.1 million, or 61.4%, in the third quarter of 2015 compared with the same period in 2014, primarily due to the addition of over $1.0 billion of deposits resulting from the Central merger. The weighted average rate paid on interest-bearing deposits was 0.61% in the third quarter of 2015, the same as in the third quarter of 2014. Average interest-bearing deposits for the third quarter of 2015 increased $708.5 million compared with the same period in 2014, due primarily to the merger.
Interest expense on borrowed funds of $0.7 million was $0.1 million higher in the third quarter of 2015 compared with the same period in 2014, due primarily to increased balances. Average borrowed funds for the third quarter of 2015 were $28.5 million higher compared with the same period in 2014. This increase was primarily due to the borrowing of $25.0 million in new long-term debt as well as $21.6 million of subordinated notes assumed in connection with the merger in the second quarter of 2015, and despite the $20.8 million decrease in the average level of FHLB borrowing, and repayment of $12.3 million of subordinated debt assumed in the merger in the second quarter of 2015. The weighted average rate on borrowed funds increased to 1.46% for the third quarter of 2015 compared with 1.42% for the third quarter of 2014, reflecting the increased cost of new debt relative to that of pre-merger debt, and the 4 basis point impact of purchase accounting adjustments.
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
We recorded a provision for loan losses of $2.1 million in the third quarter of 2015, an increase of $2.0 million, from $0.2 million in the third quarter of 2014. The increased provision reflects primarily the increase in outstanding loan balances in the third quarter of 2015. Net loans charged off in the third quarter of 2015 totaled $0.4 million, compared to $0.1 million net loans charged off in the third quarter of 2014. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2015; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on MidWestOne Bank’s and Central Bank’s watch loan reports and other loans identified as having higher potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.
Noninterest Income

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,428	$1,442	$(14)	(1.0)%
Service charges and fees on deposit accounts	1,297	918	379	41.3
Mortgage origination and loan servicing fees	1,025	449	576	128.3
Other service charges, commissions and fees	1,371	625	746	119.4
Bank-owned life insurance income	344	423	(79)	(18.7)
Gain on sale or call of available for sale securities	—	145	(145)	(100.0)
Gain (loss) on sale of premises and equipment	(5)	4	(9)	(225.0)
Total noninterest income	$5,460	$4,006	$1,454	36.3%
Noninterest income as a % of total revenue*	17.2%	22.1%
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.

Total noninterest income for the third quarter of 2015 increased to $5.5 million, up $1.5 million, or 36.3%, from $4.0 million in the third quarter of 2014, due primarily to the merger. The increase was primarily in other service charges, commissions and fees, which increased by $0.7 million, or 119.4%, from $0.6 million in the third quarter of 2014 to $1.4 million for the third quarter of 2015. Mortgage origination and loan servicing fees rose $0.6 million, or 128.3%, from $0.4 million for the third quarter of 2014 to $1.0 million for the third quarter of 2015. Noninterest income in the third quarter of 2015 was also driven by an increase in service charges and fees on deposit accounts of $0.4 million compared to the third quarter of 2014. The noted increases were partially offset by decreased gains on the sale of available for sale securities of $0.1 million.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended September 30, 2015, noninterest income comprised 17.2% of total revenues, compared with 22.1% for the same period in 2014. With the recent acquisition of Central Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$11,762	$6,337	$5,425	85.6%
Net occupancy and equipment expense	2,719	1,546	1,173	75.9
Professional fees	959	724	235	32.5
Data processing expense	928	357	571	159.9
FDIC insurance expense	431	241	190	78.8
Amortization of intangible assets	800	136	664	488.2
Other operating expense	2,314	1,478	836	56.6
Total noninterest expense	$19,913	$10,819	$9,094	84.1%
Noninterest expense for the third quarter of 2015 was $19.9 million, up $9.1 million, or 84.1%, from the third quarter of 2014. The increase was mainly due to expenses relating to the Central merger, and the increased size of the Company following the merger. Salaries and employee benefits increased $5.4 million, or 85.6%, between the third quarter of 2014 and the third quarter of 2015 mainly as a result of the increase in the number of employees as a result of the merger. Likewise, net occupancy and equipment expense increased $1.2 million, or 75.9%, from $1.5 million for the third quarter of 2014 to $2.7 million for the third quarter of 2015 mainly due to the merger. Merger-related expenses were $0.2 million, the majority of which were professional fees expense, which increased $0.2 million, or 32.5%, for the third quarter of 2015, compared with the third quarter of 2014. Other operating expense for the third quarter of 2015 increased $0.8 million, or 56.6%, compared with the third quarter of 2014, primarily due to the merger.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.8% for the third quarter of 2015, which was lower than the effective tax rate of 26.0% for the third quarter of 2014. Income tax expense was $2.1 million in the third quarter of 2015 compared to $1.7 million for the same period of 2014. The primary reason for the decrease in the tax rate is due to the partial recognition of rehabilitation and historic tax credits on the Company’s headquarters building in the amount of $1.3 million ($1.0 million after tax) in the third quarter of 2015 that were not present in the third quarter of 2014. The primary reason for the increase in income tax expense was primarily due to an increase in the level of taxable income between the comparable periods due to the merger.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014
Summary
For the nine months ended September 30, 2015, we earned net income of $16.9 million, compared with $14.6 million for the nine months ended September 30, 2014, an increase of 15.5%. Basic and diluted earnings per common share for the first nine months of 2015 were $1.69 and $1.68, respectively, versus $1.74 and $1.73, respectively, in the first nine months of 2014. After excluding the effects of $3.4 million ($2.9 million after tax) of expenses related to the merger with Central, adjusted diluted earnings per share for the first nine months of 2015 were $1.97. Our annualized ROAA for the first nine months of 2015 was 0.85% compared with 1.12% for the same period in 2014. Our annualized ROAE was 9.29% for the nine months ended September 30, 2015 versus 10.58% for the nine months ended September 30, 2014. The annualized ROATE was 13.52% for the first nine months of 2015 compared with 11.29% for the same period in 2014.

The following table presents selected financial results and measures as of and for the nine months ended September 30, 2015 and 2014.

	As of and for the Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Net Income	$16,880	$14,615
Average Assets	2,640,774	1,745,987
Average Shareholders’ Equity	242,872	184,715
Return on Average Assets* (ROAA)	0.85%	1.12%
Return on Average Shareholders’ Equity* (ROAE)	9.29	10.58
Return on Average Tangible Equity* (ROATE)	13.52	11.29
Total Equity to Assets (end of period)	9.75	10.42
Tangible Equity to Tangible Assets (end of period)	7.33	10.01
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Net Income:
Net income	$16,880	$14,615
Plus: Intangible amortization, net of tax (1)	1,388	267
Adjusted net income	$18,268	$14,882
Average Tangible Equity:
Average total shareholders’ equity	$242,872	$184,715
Less: Average intangibles, net of amortization	(62,204)	(8,559)
Average tangible equity	$180,668	$176,156
ROATE (annualized)	13.52%	11.29%
Net Income:
Net income	$16,880	$14,615
Plus: Merger-related expenses	3,402	—
Net tax effect of merger-related expenses(2)	(514)	—
Net income exclusive of merger-related expenses	$19,768	$14,615
Diluted average number of shares	10,038,093	8,449,748
Earnings Per Common Share-Diluted	$1.68	$1.73
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$1.97	$1.73
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

	As of September 30,
(in thousands)	2015	2014
Tangible Equity:
Total shareholders’ equity	$290,666	$188,940
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,761)	(8,396)
Tangible equity	$212,905	$180,544
Tangible Assets:
Total assets	$2,981,840	$1,812,558
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,761)	(8,396)
Tangible assets	$2,904,079	$1,804,162
Tangible Equity/Tangible Assets	7.33%	10.01%

Net Interest Income
Our net interest income for the nine months ended September 30, 2015 was $63.3 million, $22.3 million, or 54.6%, greater than our net interest income reported for the nine months ended September 30, 2014, primarily due to the merger. Our total interest income of $71.7 million was $23.6 million higher in the first nine months of 2015 compared with the same period in 2014. The increase in total interest income was driven by increases in interest and fees on loans, partially offset by lower income on investment securities. Income from loans increased from $36.1 million in the first nine months of 2014 to $61.0 million in the first nine months of 2015 due to a merger-related higher average loan balance and despite a lower yield, which includes the effect of the merger-related discount accretion of $3.0 million. Income from loan pool participations declined from $1.1 million for the nine months ended September 30, 2014 to $0.8 million for the nine months ended September 30, 2015. The Company exited this line of business during the second quarter of 2015. Interest income on investment securities decreased $1.0 million, or 8.9%, to $9.9 million for the first nine months of 2015 compared to the first nine months of 2014. The decrease was primarily due to a lower yield on the investment securities during the first nine months of 2015 compared to the same period of 2014, and the impact of $0.2 million of purchase accounting expense in the 2015 number, despite a higher average balance of investment securities.
Total interest expense for the first nine months of 2015 increased $1.2 million, or 17.0%, compared with the same period in 2014. The increase was primarily due to the additional cost of merger-related assumptions of deposits and debt, partially offset by the lower expense on Federal Home Loan Bank (“FHLB”) borrowings which resulted from the decrease of $19.4 million, or 18.3%, in the average balance of FHLB advances between first nine months of 2014 and the first nine months of 2015. There was merger-related amortization of the purchase accounting premium on certificates of deposit of $0.6 million in the first nine months of 2015.
Our net interest margin on a tax-equivalent basis for the first nine months of 2015 improved to 3.67% compared with 3.55% for the first nine months of 2014. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets was 4.13% for the first nine months of 2015, equal to the first nine months of 2014. This was despite the inclusion of $3.0 million of merger-related discount accretion income for loans in the first nine months of 2015. The average cost of interest-bearing liabilities decreased in the first nine months of 2015 to 0.59% from 0.71% for the first nine months of 2014, due primarily to the lower cost of deposit funds in the areas served by Central Bank, and the inclusion of $0.6 million of merger-related amortization of the purchase accounting premium on certificates of deposit in the first nine months of 2015.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the nine months ended September 30, 2015 and 2014. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$1,859,735	$62,037	4.46%	$1,085,619	$36,948	4.56%
Loan pool participations (4)	13,413	798	7.95	25,024	1,137	6.07
Investment securities:
Taxable investments	359,475	5,721	2.13	363,915	6,760	2.48
Tax exempt investments (2)	179,297	6,341	4.73	168,545	6,228	4.94
Total investment securities	538,772	12,062	2.99	532,460	12,988	3.26
Federal funds sold and interest-bearing balances	16,025	29	0.24	13,071	24	0.25
Total interest-earning assets	$2,427,945	$74,926	4.13%	$1,656,174	$51,097	4.13%

Cash and due from banks	36,714			19,223
Premises and equipment	62,528			31,134
Allowance for loan losses	(18,461)			(18,593)
Other assets	132,048			58,049
Total assets	$2,640,774			$1,745,987

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,076,323	$2,031	0.25%	$701,050	$1,732	0.33%
Certificates of deposit	632,419	4,270	0.90	463,033	3,463	1.00
Total deposits	1,708,742	6,301	0.49	1,164,083	5,195	0.60
Federal funds purchased and repurchase agreements	69,077	157	0.30	58,500	95	0.22
Federal Home Loan Bank borrowings	86,797	1,086	1.67	106,182	1,626	2.05
Long-term debt and other	37,658	817	2.90	15,917	228	1.92
Total borrowed funds	193,532	2,060	1.42	180,599	1,949	1.44
Total interest-bearing liabilities	$1,902,274	$8,361	0.59%	$1,344,682	$7,144	0.71%

Net interest spread(2)			3.54%			3.42%

Demand deposits	450,219			205,003
Other liabilities	45,409			11,587
Shareholders’ equity	242,872			184,715
Total liabilities and shareholders’ equity	$2,640,774			$1,745,987

Interest income/earning assets (2)	$2,427,945	$74,926	4.13%	$1,656,174	$51,097	4.13%
Interest expense/earning assets	$2,427,945	$8,361	0.46%	$1,656,174	$7,144	0.58%
Net interest margin (2)(5)		$66,565	3.67%		$43,953	3.55%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,078			$852
Securities		2,192			2,152
Total tax equivalent adjustment		3,270			3,004
Net Interest Income		$63,295			$40,949

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the nine months ended September 30, 2015, compared to the same period in 2014, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2015 Compared to 2014 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$26,447	$(1,358)	$25,089
Loan pool participations	(768)	429	(339)
Investment securities:
Taxable investments	(83)	(956)	(1,039)
Tax exempt investments	493	(380)	113
Total investment securities	410	(1,336)	(926)
Federal funds sold and interest-bearing balances	6	(1)	5
Change in interest income	26,095	(2,266)	23,829
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	978	(679)	299
Certificates of deposit	1,361	(554)	807
Total deposits	2,339	(1,233)	1,106
Federal funds purchased and repurchase agreements	21	41	62
Federal Home Loan Bank borrowings	(268)	(272)	(540)
Other long-term debt	429	160	589
Total borrowed funds	182	(71)	111
Change in interest expense	2,521	(1,304)	1,217
Change in net interest income	$23,574	$(962)	$22,612
Percentage change in net interest income over prior period			51.4%
Interest income and fees on loans on a tax-equivalent basis increased $25.1 million, or 67.9%, in the first nine months of 2015 compared to the same period in 2014. This increase reflects the effect of the merger-related accretion of $3.0 million of discount on loans. The increase is mainly due to an increase in average loans balances of $774.1 million, or 71.3%, in the first nine months of 2015 compared to the same period in 2014, primarily resulting from the merger. Despite the 22 basis point augmentation of yield due to the merger-related discount accretion, the yield on loans decreased from 4.56% in the first nine months of 2014 to 4.46% in the same period of 2015. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest and discount income on loan pool participations was $0.8 million for the first nine months of 2015, a decrease of $0.3 million, or 29.8% from $1.1 million for the first nine months of 2014. Average loan pool participations were $11.6 million, or 46.4%, lower in the first nine months of 2015 compared to the same period in 2014. The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $12.1 million in the first nine months of 2015 compared with $13.0 million for the same period of 2014, reflecting $0.2 million of purchase accounting premium amortization expense, coupled with lower yields on investment securities. The tax-equivalent yield on our investment portfolio for the first nine months of 2015 decreased to 2.99% from 3.26% in the comparable period of 2014, with 5 basis points of the decrease being attributable to purchase accounting. The average balance of investments in the first nine months of 2015 was $538.8 million compared with $532.5 million in the first nine months of 2014, an increase of $6.3 million, or 1.2%. The increase in average balance resulted primarily from investments assumed in the merger, and was despite a decrease in securities from the sale and maturity of investment securities during the first five months of 2015 to pay the cash portion of the merger consideration for the closing of the merger with Central.

Interest expense on deposits was $6.3 million for the first nine months of 2015 compared with $5.2 million for the same period in 2014. This increase was primarily due to average interest-bearing deposits for the first nine months of 2015 increasing $544.7 million, or 46.8%, compared with the same period in 2014, due primarily to the merger.
The weighted average rate paid on interest-bearing deposits was 0.49% for the first nine months of 2015 compared with 0.60% for the first nine months of 2014. This decline reflects the merger-related amortization of the purchase accounting premium on certificates of deposit in the amount of $0.6 million, which reduced the average cost of deposits by 5 basis points for the first nine months of 2015.
Interest expense on borrowed funds in the first nine months of 2015 was $2.1 million, compared with $1.9 million for the same period in 2014. Average borrowed funds for the first nine months of 2015 were $12.9 million higher compared with the same period in 2014. This increase was primarily due to the borrowing of $25.0 million in new long-term debt as well as $21.6 million of subordinated notes assumed in the merger during the second quarter of 2015, and despite the $19.4 million decrease in the average level of FHLB borrowings for the first nine months of 2015 compared to the first nine months of 2014. The weighted average rate on borrowed funds decreased to 1.42% for the first nine months of 2015 compared with 1.44% for the first nine months of 2014, reflecting the increased cost of new debt relative to that of pre-merger debt, and the 3 basis point impact of purchase accounting adjustments.
Provision for Loan Losses
We recorded a provision for loan losses of $3.6 million in the first nine months of 2015, $2.7 million, or 304.7%, more than the $0.9 million provision in the first nine months of 2014. The increased provision reflects the increase in outstanding loan balances due to new originations since the merger, as purchased loans acquired in the merger were recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Net loans charged off in the first nine months of 2015 totaled $1.1 million compared with $0.6 million in the first nine months of 2014.
Noninterest Income

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$4,642	$4,390	$252	5.7%
Service charges and fees on deposit accounts	3,098	2,394	704	29.4
Mortgage origination and loan servicing fees	2,096	1,204	892	74.1
Other service charges, commissions and fees	2,759	1,796	963	53.6
Bank-owned life insurance income	964	877	87	9.9
Gain on sale or call of available for sale securities	1,011	1,119	(108)	(9.7)
Loss on sale of premises and equipment	(15)	(1)	(14)	NM
Total noninterest income	$14,555	$11,779	$2,776	23.6%
Noninterest income as a % of total revenue*	17.6%	20.7%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income rose to $14.6 million for the nine months ended September 30, 2015, an increase of $2.8 million, or 23.6%, from $11.8 million during the same period of 2014. While all but two of the major noninterest income categories improved, primarily due to the merger, the greatest increase for the nine months ended September 30, 2015, was in other service charges, commissions and fees, which rose from $1.8 million for the nine months ended September 30, 2014, to $2.8 million for the nine months ended September 30, 2015, an increase of $1.0 million, or 53.6%. Mortgage origination and loan servicing fees in the nine months ended September 30, 2015 increased $0.9 million, or 74.1%, from $1.2 million for the same period in 2014. Another significant contributor to the overall increase in noninterest income was service charges and fees on deposit accounts, which increased $0.7 million to $3.1 million, compared with $2.4 million for the same period of 2014. Trust, investment, and insurance fees also increased to $4.6 million for the nine months ended September 30, 2015, an improvement of $0.3 million, or 5.7%, from $4.4 million for the same period in 2014. These increases were partially offset by decreased gains on the sale of available for sale securities of $0.1 million.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the nine months ended September 30, 2015, noninterest income comprised 17.6% of total revenues, compared with 20.7% for the same period in 2014. With the recent acquisition of Central Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$28,625	$18,531	$10,094	54.5%
Net occupancy and equipment expense	6,585	4,785	1,800	37.6
Professional fees	3,868	2,078	1,790	86.1
Data processing expense	2,028	1,172	856	73.0
FDIC insurance expense	1,058	724	334	46.1
Amortization of intangible assets	2,136	410	1,726	421.0
Other operating expense	6,638	4,150	2,488	60.0
Total noninterest expense	$50,938	$31,850	$19,088	59.9%
Noninterest expense increased to $50.9 million for the nine months ended September 30, 2015 compared with $31.8 million for the nine months ended September 30, 2014, an increase of $19.1 million, or 59.9%. As with the quarterly expenses, the increase was mainly due to the inclusion of expenses related to the closing of the merger and five months of post-merger expenses. Salaries and employee benefits increased $10.1 million, or 54.5%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Merger-related expenses paid were $3.4 million ($2.9 million after tax). These expenses are reflected mainly in an increase in professional fees expense of $1.8 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, and an increase of $2.5 million, or 60.0%, in other operating expense for the first nine months of 2015 compared to the same period a year ago.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.5% for the first nine months of 2015, and 26.8% for the first nine months of 2014. Income tax expense increased to $6.4 million in the first nine months of 2015 compared with $5.4 million for the same period of 2014, primarily due to the increase in the level of taxable income between the two periods and the non-deductible merger-related expenses incurred in the current period.

FINANCIAL CONDITION
Due primarily to the merger, total assets increased to $2.98 billion at September 30, 2015 from $1.80 billion at December 31, 2014. The main areas of asset increases were loans, cash and cash equivalents, goodwill, and premises and equipment. These increases were partially offset by a decrease in loan pool participations due to the sale of the entire portfolio in the second quarter of 2015. Total deposits at September 30, 2015, were $2.47 billion, an increase of $1.06 billion from December 31, 2014, due primarily to the merger. The deposit increase was concentrated in savings deposits, which increased $323.2 million, or 315.2%, to $425.7 million at September 30, 2015, from $102.5 million at December 31, 2014, and non-interest-bearing demand deposits, which increased $317.6 million, or 148.1%, between these two dates. Junior subordinated notes issued to capital trusts increased by $8.1 million, or 52.4%, between December 31, 2014 and September 30, 2015, due to the assumption of notes in the merger with Central. The Company initiated new long-term borrowings from an unaffiliated bank of $25.0 million during the second quarter of 2015 in connection with the closing of the merger. At September 30, 2015, this note had an outstanding balance of $23.8 million. These increases were somewhat offset by a decrease in federal funds purchased of $17.4 million between December 31, 2014 and September 30, 2015, and a decline in FHLB borrowings of $6.0 million, or 6.5% between December 31, 2014 and September 30, 2015, to $87.0 million at September 30, 2015. The amounts recognized in the financial statements for the merger have been determined to be final as of September 30, 2015, with the exception of deferred taxes. See Note 2. “Business Combination” to our consolidated financial statements for additional information related to our merger.
Investment Securities
Investment securities totaled $518.0 million at September 30, 2015, or 17.4% of total assets, a decrease of $8.5 million, or 1.6%, from $526.5 million, or 29.2% of total assets, as of December 31, 2014. A total of $415.0 million of the investment securities were classified as available for sale at September 30, 2015, compared to $474.9 million at December 31, 2014. Investment securities available for sale decreased $59.9 million, or 12.61% from December 31, 2014 to September 30, 2015 due to the sale of securities to pay the cash portion of the merger consideration for the closing of the merger with Central. As of September 30, 2015, the portfolio consisted mainly of obligations of states and political subdivisions (45.6%), mortgage-backed securities and collateralized mortgage obligations (37.6%), and obligations of U.S. government agencies (5.2%). Investment securities held to maturity were

$102.9 million at September 30, 2015, compared to $51.5 million at December 31, 2014. The increase of $51.4 million, or 99.8%, in held to maturity investments was due to the merger.
Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	September 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$123,344	5.8%	$104,809	9.3%
Commercial and industrial	450,382	21.1	303,108	26.7
Credit cards	1,419	0.1	1,246	0.1
Overdrafts	821	0.1	744	0.1
Commercial real estate:
Construction and development	107,534	5.0	59,383	5.2
Farmland	89,749	4.2	83,700	7.4
Multifamily	115,930	5.4	54,886	4.8
Commercial real estate-other	667,122	31.2	228,552	20.2
Total commercial real estate	980,335	45.8	426,521	37.6
Residential real estate:
One- to four- family first liens	439,034	20.5	219,314	19.4
One- to four- family junior liens	104,962	4.9	53,297	4.7
Total residential real estate	543,996	25.4	272,611	24.1
Consumer	36,915	1.7	23,480	2.1
Total loans	$2,137,212	100.0%	$1,132,519	100.0%
Total loans (excluding loan pool participations and loans held for sale) increased $1.00 billion, or 88.7%, from December 31, 2014, to $2.14 billion at September 30, 2015, primarily as a result of the merger. While all loan categories saw increased balances, the increases were primarily concentrated in commercial real estate-other, one-to-four-family first liens, and commercial and industrial loans. As of September 30, 2015, the largest category of bank loans was commercial real estate loans, comprising approximately 46% of the portfolio, which included 4% of total loans being farmland, 5% being construction and development, and 5% being multifamily residential mortgages. Residential real estate loans was the next largest category at 25% of total loans, followed by commercial and industrial loans at 21%, agricultural loans at 6%, and consumer loans at 2%. The Company also held $26.3 million net of a discount of $8.0 million, or 1.2% of the total loan portfolio, in purchased credit impaired loans as a result of the merger. As of September 30, 2015, our loan to deposit ratio was 86.6% compared with a loan to deposit ratio of 80.4% at December 31, 2014 (excluding loan pool participations). We anticipate that the loan to deposit ratio will remain relatively stable in future periods, with both loans and deposits increasing in the post-merger environment.
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
Loan Pool Participations
As of September 30, 2015, we had no loan pool participations, net, down from $19.3 million at December 31, 2014. This decrease was due to the sale of the complete investment to an unaffiliated purchaser during the second quarter of 2015, with a net loss on the sale of $0.4 million.

Premises and Equipment
As of September 30, 2015, premises and equipment totaled $75.0 million, an increase of $37.2 million, or 98.5%, from $37.8 million at December 31, 2014. This increase was primarily due to the merger with Central as well as two ongoing major construction projects, both in our Iowa City market. As part of the merger with Central we acquired 13 banking locations in Minnesota, 7 banking locations in Wisconsin, and 2 banking locations in Florida. In August 2013, we entered into a contract for the restoration and remodeling of the building which serves as the main office of MidWestOne Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013, we entered into a contract for the construction of a new Home Mortgage Center with an estimated cost of design and construction of $16.0 million, and with completion anticipated in the fourth quarter of 2015. As of September 30, 2015, an estimated $4.6 million remained to be paid on these contracts. We expect the balance of premises and equipment to continue rising in the future as these projects progress towards completion in the remainder of 2015 and 2016.
Deposits
Total deposits as of September 30, 2015 were $2.47 billion, an increase of $1.06 billion, or 75.2%, from $1.41 billion as of December 31, 2014. The increase was primarily due to the merger with Central. Interest-bearing checking deposits were the largest category of deposits at September 30, 2015, representing approximately 33.6% of total deposits. Total interest-bearing checking deposits were $828.3 million at September 30, 2015, an increase of $209.8 million, or 33.9%, from $618.5 million at December 31, 2014. Included in interest-bearing checking deposits at September 30, 2015 was $21.2 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $6.4 million, or 23.1%, from $27.6 million at December 31, 2014, due primarily to a withdrawal by one account holder. Non-interest bearing demand deposits were $532.1 million at September 30, 2015, an increase of $317.6 million, or 148.1%, from $214.5 million at December 31, 2014. Savings deposits were $425.7 million at September 30, 2015, an increase of $323.2 million, or 315.2%, from December 31, 2014 to September 30, 2015. Total certificates of deposit were $682.0 million at September 30, 2015, up $209.0 million, or 44.2%, from $473.0 million at December 31, 2014, again, due to the merger. Included in total certificates of deposit at September 30, 2015 was $2.8 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $3.2 million, or 53.1%, from the $6.1 million at December 31, 2014. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 87.3% of our total deposits were considered “core” deposits as of September 30, 2015.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $87.0 million as of September 30, 2015 compared with $93.0 million as of December 31, 2014. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 11. “Long-term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.6 million as of September 30, 2015, an increase of $8.1 million, or 52.4%, from $15.4 million at December 31, 2014. This increase was due to junior subordinated notes that were assumed by us from Central in the recently completed merger. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $23.8 million was outstanding as of September 30, 2015. See Note 11. “Long-term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.
Goodwill and Other Intangible Assets
Goodwill increased from zero as of December 31, 2014, to $63.2 million as of September 30, 2015 due to the merger with Central. Other intangible assets increased $12.0 million, or 145.5%, to $20.3 million at September 30, 2015 compared to December 31, 2014, due to the merger-related addition of a $12.8 million core deposit intangible and a $1.4 million trade name intangible, along with normal amortization. See Note 7. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of financing receivable at September 30, 2015 and December 31, 2014:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
September 30, 2015
Agricultural	$—	$2,901	$176	$3,077
Commercial and industrial	19	1,137	412	1,568
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	83
Farmland	—	2,209	21	2,230
Multifamily	—	—	158	158
Commercial real estate-other	—	—	2,286	2,286
Total commercial real estate	—	2,209	2,548	4,757
Residential real estate:
One- to four- family first liens	110	1,214	1,858	3,182
One- to four- family junior liens	—	13	141	154
Total residential real estate	110	1,227	1,999	3,336
Consumer	3	16	12	31
Total	$132	$7,490	$5,147	$12,769

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2014
Agricultural	$—	$3,027	$—	$3,027
Commercial and industrial	66	2,217	479	2,762
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	83
Farmland	—	2,268	24	2,292
Multifamily	—	—	—	—
Commercial real estate-other	—	255	1,200	1,455
Total commercial real estate	—	2,523	1,307	3,830
Residential real estate:
One- to four- family first liens	780	1,119	1,261	3,160
One- to four- family junior liens	—	14	192	206
Total residential real estate	780	1,133	1,453	3,366
Consumer	2	18	16	36
Total	$848	$8,918	$3,255	$13,021
Not included in the loans above as of September 30, 2015, were purchased credit impaired loans with an outstanding balance of $34.3 million, net of a discount of $8.0 million.
Our nonperforming assets totaled $21.1 million as of September 30, 2015, an increase of $6.1 million, or 41.0%, from December 31, 2014, with the increase principally driven by OREO acquired through the merger. The balance of OREO at September 30, 2015 was $8.3 million, an increase of $6.4 million, from $1.9 million of OREO at December 31, 2014. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of September 30, 2015. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $12.8 million (0.60% of total loans) as of September 30, 2015, compared to $13.0 million (1.15% of total loans) as of December 31, 2014.
At September 30, 2015, nonperforming loans consisted of $5.1 million in nonaccrual loans, $7.5 million in troubled debt restructures (“TDRs”) and $0.1 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $3.3 million, TDRs of $8.9 million, and loans past due 90 days or more and still accruing of $0.8 million at December 31, 2014. The decrease in overall nonperforming loans was primarily due to payments collected from TDR-status borrowers. Loans 90 days past due and still accruing interest decreased $0.7 million between December 31, 2014 and September 30, 2015, while nonaccrual loans increased by $1.9 million between these dates. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) were $13.5 million at September 30, 2015, compared with $3.9 million at December 31, 2014, primarily due to the merger. At September 30, 2015, other real estate owned (not included in nonperforming loans) was $8.3 million, up from $1.9 million of other real estate owned at December 31, 2014, again, as a result of the merger. During the first nine months of 2015, the Company added 69 properties to other real estate owned, all as a result of the merger, and had 15 real estate property sales. As of September 30, 2015, the allowance for bank loan losses was $18.9 million, or 0.88% of total loans, compared with $16.4 million, or 1.44% of total loans at December 31, 2014. The decrease in the ratio of the allowance for loan losses to total loans was due to the purchased loans acquired in the merger being recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. The allowance for loan losses represented 147.79% of nonperforming loans at September 30, 2015, compared with 125.67% of nonperforming bank loans at December 31, 2014. The Company had net loan charge-offs of $1.1 million in the nine months ended September 30, 2015, or an annualized 0.08% of average loans outstanding, compared to net charge-offs of $0.6 million, or an annualized 0.08% of average bank loans outstanding, for the same period of 2014.
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
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. MidWestOne Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires the top 50 lending relationships by total exposure as well as all classified and Watch rated credits over $250,000 be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to executive management.
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
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the loan officer, in conjunction with regional management, will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company’s allowance for loan and lease losses calculation. As soon as practical, an updated value estimate of the collateral backing that impaired loan relationship is completed.

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
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans at Central Bank:
Central Bank has a loan classification process that starts with the relationship managers who are ultimately responsible for properly risk rating the loans in their portfolio. A 9 point scale is used with ratings 1-5 as pass; 6 watch (potential weakness); 7 substandard (well defined weakness); 8 Doubtful and 9 Loss. When a loan officer originates a new loan, renews an existing loan or performs an annual review, either a loan presentation or a summary comment is created which summarizes the current financial condition of that customer. A formal evaluation of its risk rating is done at this time. The lender is also responsible for monitoring their portfolio throughout the course of the year and proactively reacting to changing conditions by making any risk rating adjustments.
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
During the nine months ended September 30, 2015, the Company restructured one loan by granting a concession to a borrower experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,490	$8,918
Not in compliance with modified terms - on nonaccrual status	476	522
Total restructured loans	$7,966	$9,440
Allowance for Loan Losses
Our ALLL as of September 30, 2015 was $18.9 million, which was 0.88% of total loans as of that date. This compares with an ALLL of $16.4 million as of December 31, 2014, which was 1.44% of total loans (excluding loan pool participations) as of that date. The decrease in the ratio of the allowance for loan losses to total loans was due to the purchased loans acquired in the merger being recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Gross charge-offs for the first nine months of 2015 totaled $1.5 million, while recoveries of previously charged-off loans totaled $0.4 million. Annualized net loan charge offs to average loans for the first nine months of 2015 was 0.08% compared to 0.09% for the year ended December 31, 2014. As of September 30, 2015, the ALLL was 147.8% of nonperforming loans compared with 125.7% as of December 31, 2014. Based on the inherent risk in the loan portfolio, we believe that as of September 30, 2015, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first nine months of 2015. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the respective bank’s board of directors on a quarterly basis. At September 30, 2015, there were 12 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 50 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 19 of these equity loans and other financial institutions have the first lien on the remaining 31. Additionally, there were 70 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2015, TDRs were not a material portion of the loan portfolio. We review loans 90 days and over past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $290.7 million as of September 30, 2015, compared to $192.7 million as of December 31, 2014, an increase of $97.9 million, or 50.8%. This increase was primarily attributable to capital acquired in connection with the Central merger, net income of $16.9 million for the first nine months of 2015, proceeds from the private placement of 300,000 shares of common stock in the amount of $7.9 million net of $0.5 million of expenses, and a $0.6 million decrease in treasury stock due to the issuance of 28,892 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $4.6 million in common stock dividends and a $0.7 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale. No shares of Company common stock were repurchased in the third quarter of 2015.
Total shareholders’ equity was 9.75% of total assets as of September 30, 2015 and was 10.71% as of December 31, 2014. The ratio of tangible equity to tangible assets was 7.33% as of September 30, 2015 and 10.29% as of December 31, 2014. Our Tier 1 capital to risk-weighted assets ratio was 10.56% as of September 30, 2015 and was 13.47% as of December 31, 2014. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of September 30, 2015, the Company and its two bank subsidiaries met all capital adequacy requirements to which we were subject. As of that date, both bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules (the “Basel III Rules”) effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally non-public bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect previously by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that previously generally qualified as Tier 1 Capital now do not qualify, or their qualifications changed. The Basel III Rules also permitted banking organizations with less than $250.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which previously did not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels. The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.
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

	At September 30,	At December 31,
(in thousands)	2015	2014
Tier 1 capital
Total shareholders’ equity	$290,666	$192,731
Less: Net unrealized gains on securities available for sale	(4,636)	(5,322)
Disallowed Intangibles	(71,300)	(8,511)
Common equity tier 1 capital	$214,730	178,898
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,560	15,464
Tier 1 capital	$238,290	$194,362
Risk-weighted assets	$2,257,082	$1,442,585
Tier 1 capital to risk-weighted assets	10.56%	13.47%
Common equity tier 1 capital to risk-weighted assets	9.51%	N/A

The following table provides the capital levels and minimum required capital levels for the Company, MidWestOne Bank, and Central Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At September 30, 2015
Consolidated:
Total capital/risk based	$257,250	11.40%	$180,567	8.00%	N/A	N/A
Tier 1 capital/risk based	238,290	10.56	90,283	6.00	N/A	N/A
Common equity tier 1 capital/risk based	214,730	9.51	101,569	4.50	N/A	N/A
Tier 1 capital/adjusted average	238,290	8.32	114,513	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$167,734	12.28%	$109,296	8.00%	$136,621	10.00%
Tier 1 capital/risk based	150,685	11.03	54,648	6.00	81,972	8.00
Common equity tier 1 capital/risk based	150,685	11.03	61,479	4.50	88,803	6.50
Tier 1 capital/adjusted average	150,685	8.98	67,145	4.00	83,931	5.00
Central Bank:
Total capital/risk based	$101,609	11.50%	$70,682	8.00%	$88,352	10.00%
Tier 1 capital/risk based	99,697	11.28	35,341	6.00	53,011	8.00
Common equity tier 1 capital/risk based	99,697	11.28	39,758	4.50	57,429	6.50
Tier 1 capital/adjusted average	99,697	8.44	47,237	4.00	59,046	5.00
At December 31, 2014
Consolidated:
Total capital/risk based	$212,559	14.73%	$115,407	8.00%	N/A	N/A
Tier 1 capital/risk based	194,362	13.47	57,703	4.00	N/A	N/A
Tier 1 capital/adjusted average	194,362	10.85	71,647	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$197,018	13.75%	$114,624	8.00%	$143,280	10.00%
Tier 1 capital/risk based	179,098	12.50	57,312	4.00	85,968	6.00
Tier 1 capital/adjusted average	179,098	10.05	71,249	4.00	89,061	5.00
On February 15, 2015, 20,900 restricted stock units were granted to certain officers of the Company. Additionally, during the first nine months of 2015, 23,123 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,210 shares were surrendered by grantees to satisfy tax requirements, and 925 nonvested restricted stock units were forfeited. 5,769 shares of common stock were issued in connection with the exercise of previously issued stock options, and 147 options were forfeited.
On May 15, 2015, 6,700 restricted stock units were granted to certain incoming officers of the Company related to the Central merger, and 6,500 restricted stock units were granted to the directors of the Company.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $92.3 million as of September 30, 2015, compared with $23.4 million as of December 31, 2014. Interest-bearing deposits in banks at September 30, 2015, increased to $41.2 million, an increase of $40.8 million from December 31, 2014. Investment securities classified as available for sale, totaling $415.0 million and $474.9 million as of September 30, 2015 and December 31, 2014, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiaries maintain unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of September 30, 2015 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2014 and September 30, 2015 were proceeds from the maturity and sale of investment securities, proceeds from long-term debt, and the sale of our loan pool participations. The maturity and sale of investment securities and proceeds from long-term debt provided part of the consideration in the merger transaction with Central. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of September 30, 2015, we had $23.8 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. “Long-term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.6 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Off-Balance-Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers, which include commitments to extend credit, commitments to originate residential mortgage loans held for sale, standby and performance letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Our exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance-sheet instruments.
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of September 30, 2015, outstanding commitments to extend credit totaled approximately $422.4 million. We have established a reserve of $0.1 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses. Commitments under standby and performance letters of credit outstanding aggregated $16.3 million as of September 30, 2015. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2015, there were approximately $5.8 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $22.1 million in the first nine months of 2015, compared with $17.5 million in the first nine months of 2014. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash inflows from investing activities were $53.1 million in the first nine months of 2015, compared to net cash outflows of $14.6 million in the comparable nine-month period of 2014. In the first nine months of 2015, investment securities transactions resulted in net cash inflows of $167.6 million, compared to inflows of $2.1 million during the same period of 2014. Increased loan volume accounted for net cash outflows of $89.5 million for the first nine months of 2015, compared with $14.4 million of net cash outflows for the same period of 2014. A net cash outflow of $35.6 million was also experienced in connection with the merger with Central in the first nine months of 2015. Purchases of premises and equipment resulted in $11.6 million cash outflows in the first nine months of 2015, compared to outflows of $8.4 million relating to premises and equipment in the comparable period of 2014, both resulting from the two large building projects currently underway to restore and remodel the main office of MidWestOne Bank and headquarters of the Company, and to construct a new Home Mortgage Center. Cash inflows from loan pool participations were $19.3 million during the first nine months of 2015 compared to $5.1 million during the same period of 2014, as we sold our interest in these instruments in the second quarter of 2015.
Net cash used in financing activities in the first nine months of 2015 was $6.3 million, compared with net cash provided of $39.6 million for the same period of 2014. The largest financing cash outflows during the nine months ended September 30, 2015 was a $17.4 million decrease in federal funds purchased. Other cash outflows included the repayment of a subordinated note in the amount of $12.7 million, a decrease of $7.7 million in securities sold under agreements to repurchase, a net decrease of $6.0 million in FHLB borrowings, and the use of $4.6 million to pay dividends. Sources of cash inflows during the first nine months of 2015 included proceeds from long-term debt of $25.0 million, the net increase in deposits of $10.4 million, compared to a net increase in deposits of $56.6 million in the first nine months of 2014, and proceeds from the private placement sale of Company stock in the amount of $7.9 million, net of expenses.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for both MidWestOne Bank and Central Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of MidWestOne Bank and Central Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of September 30, 2015, MidWestOne Bank and Central Bank had $87.0 million in outstanding FHLB borrowings, leaving $264.2 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
MidWestOne Bank and Central Bank have brokered certificate of deposit lines/deposit relationships available to help diversify their various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the respective bank’s core market area, is reflected in an internal policy stating that MidWestOne Bank and Central Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. MidWestOne Bank and Central Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit them from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2015.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. MidWestOne Bank and Central Bank each have a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2015, the banks had combined municipal securities with an approximate market value of $13.0 million pledged for liquidity purposes.
Interest Rate Risk
The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin and earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. We manage several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of the Asset/Liability Management Policy of both MidWestOne Bank and Central Bank. The change in the Company’s interest rate profile between December 31, 2014 and September 30, 2015 is largely attributable to the acquisition of Central. The Company liquidated certain investment securities in order to provide for the cash portion of the deal consideration. Selling fixed-rate securities made the Company less liability sensitive. In addition, Central Bank’s interest rate risk position is asset sensitive - more than off-setting the Company’s heretofore modest liability sensitivity.
Like most financial institutions, our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. Our asset and liability committees seek to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield-curve, the rates and volumes of our deposits, and the rates and volumes of our loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents our projected changes in net interest income for the various interest rate shock levels at September 30, 2015 and December 31, 2014.

Analysis of Net Interest Income Sensitivity

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
September 30, 2015
Dollar change	$(4,105)	$(1,878)	$1,274	$3,630
Percent change	(4.2)%	(1.9)%	1.3%	3.7%
December 31, 2014
Dollar change	$(315)	$171	$(369)	$(491)
Percent change	(0.6)%	0.3%	(0.7)%	(0.9)%
As shown above, at September 30, 2015, the effect of an immediate and sustained 200 basis point increase in interest rates would be an increase our net interest income by approximately $3.6 million. The effect of an immediate and sustained 200 basis point decrease in rates would decrease our net interest income by approximately $4.1 million. These changes in net interest income under various interest rate scenarios are small relative to the overall level of net interest income.  In fact, changes of this magnitude are well within the range of what would be considered neutral interest rate sensitivity. In the current low interest rate environment, model results of a 200 basis point drop in interest rates are of questionable value as many interest-bearing liabilities and interest-earning assets cannot re-price significantly lower than current levels. As part of a strategy to mitigate net interest margin compression in a low interest rate environment, management has incorporated interest rate floors on most newly originated floating rate loans. While incorporating interest rate floors on loans has been successful in maintaining our net interest margin in the current low rate environment, the coupon rates on these loans will lag when interest rates rise. These loans have floor rates that are between 0.0% and 2.0% above the fully indexed rate. Therefore, interest rates must rise up to 2.0% before some of these loans would experience an increase in the coupon rate.
Computations of the prospective effects of hypothetical interest rate changes were based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions we could have undertaken in response to changes in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

•	the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	cyber-attacks; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2014.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. We believe that there are no threatened or pending proceedings, other than ordinary routine litigation incidental to the Company’s business, against the Company or its subsidiaries or of which any of their property is the subject, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2014. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter of 2015.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of September 30, 2015.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
The Company anticipates that its 2016 annual meeting of shareholders will be held on or around Thursday, April 21, 2016 (the “2016 Annual Meeting”), and anticipates that proxy statements will be mailed in early March 2016. The date of the 2016 Annual Meeting will be more than 30 days prior to the anniversary of the Company’s 2015 annual meeting of shareholders, which was held on June 16, 2015. As a result, pursuant to Rule 14a‑8 under the Securities Exchange Act of 1934, as amended, the deadline for receipt of shareholder proposals for inclusion in the Company’s proxy statement for the 2016 Annual Meeting has been set at November 30, 2015. In order for a proposal under Rule 14a‑8 to be considered timely, it must be received by the Company on or prior to November 30, 2015 at the Company’s principal executive offices at 102 South Clinton Street, P.O. Box 1700, Iowa City, Iowa 52244-1700, Attention: Corporate Secretary. All shareholder proposals must be in compliance with applicable laws and regulations in order to be considered for inclusion in the proxy statement for the 2016 Annual Meeting.
Under the Company’s bylaws, shareholders may also present a proposal or director nomination at the 2016 Annual Meeting if advance written notice is timely given to the Corporate Secretary of the Company, at the Company’s principal executive offices, in accordance with the Company’s bylaws. To be timely, notice by a shareholder of any such proposal or nomination must be provided no later than the close of business on February 21, 2016, but not before January 22, 2016, which is not less than 60 days nor more than 90 days prior to the 2016 Annual Meeting.
The Company’s bylaws specify requirements relating to the content of the notice that shareholders must provide.

Director nominations submitted by shareholders must include the following information with respect to each nominee: name; age; business and residential address; principal occupation or employment; the class and number of shares of the Company’s stock which are beneficially owned by him or her; and any other information relating to him or her that would be required to be disclosed on Schedule 13D pursuant to regulations under the Exchange Act. In addition, the following information about the shareholder making the nomination must be included: name and address; name and principal address of any other beneficial shareholders known by him or her to support the shareholder’s nominee; and the class and number of shares of the Company’s stock which are beneficially owned by all such persons. Our board of directors may reject any nomination by a shareholder, and the proposed nomination will not be accepted if presented at the shareholder meeting, if such nomination is not timely made in accordance with the foregoing requirements.
Notice of proposed business at the 2016 Annual Meeting submitted by shareholders must include: a brief description of the business desired to be brought before the annual meeting; the reasons for conducting such business at the annual meeting; any material interest in such business of such shareholder; and the beneficial owner, if any, on whose behalf the proposal is made. In addition, the following information about the shareholder making the proposal must be included: name and address of the shareholder and any other beneficial owner on whose behalf the proposal is brought; and the class and number of shares of the Company’s capital stock that are owned beneficially and of record by all such persons. Our board of directors may reject any proposal by a shareholder, and the proposal will not be accepted if presented at the shareholder meeting, if such proposal is not timely made in accordance with the foregoing requirements.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	October 29, 2015	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer