Form 10-K
period 2015-12-31
MidWestOne Financial Group, Inc.
filed 2016-03-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $269.3 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 1, 2016, was 11,425,035.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 21, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We currently operate primarily through our two bank subsidiaries, MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, and Central Bank, a Minnesota state non-member bank chartered in 1988 with its main office in Golden Valley, Minnesota, as well as MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates through three agencies located in central and east-central Iowa.
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
On May 1, 2015, we consummated a merger with Central Bancshares, Inc. (“Central”), a Minnesota corporation. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of MidWestOne. We expect Central Bank to merge into MidWestOne Bank in the 2nd quarter of 2016. See Note 2. “Business Combination” to our consolidated financial statements.
As of December 31, 2015, we had total consolidated assets of $2.98 billion, total deposits of $2.46 billion and total shareholders’ equity of $296.2 million, all of which is common shareholders’ equity. For the year ended December 31, 2015, we generated net income available to common shareholders of $25.1 million, which was an increase from the net income available to common shareholders of $18.5 million and $18.6 million for the years ended December 31, 2014 and 2013, respectively. For our complete financial information as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015, see Item 8. Financial Statements and Supplementary Data.
MidWestOne Bank operates a total of 24 branch locations, plus its specialized Home Mortgage Center, in 15 counties throughout central and east-central Iowa. Central Bank is headquartered in Golden Valley, Minnesota and it operates a total of 22 offices, primarily in the Twin Cities metro area with offices in Minnesota and western Wisconsin. Additionally, Central Bank operates two Florida offices in Naples and Fort Myers. MidWestOne Bank and Central Bank provide full-service retail banking in the communities in which their respective branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. MidWestOne Bank and Central Bank offer commercial and industrial, agricultural, real estate mortgage and consumer loans. Other products and services include debit cards, automated teller machines, on-line banking, mobile banking, and safe deposit boxes. The principal service consists of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. MidWestOne Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, custodial, financial planning, investment management and retail brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
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
Market Areas
Our holding company’s principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 23,400 undergraduate students and 8,800 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 730-bed comprehensive academic medical center and regional referral center with approximately 1,600 staff physicians, residents, and fellows and approximately 2,000 professional nurses. The city of Iowa City has a total population of approximately 73,000 and the Iowa City MSA has a total population of approximately 161,000. Iowa City is the fifth largest city in the state of Iowa. Based on deposit information collected by the FDIC as of June 30, 2015, the most recent date for which data is available, MidWestOne Bank had the second highest deposit market share in the Iowa City MSA at approximately 17.1% compared to 21 other institutions in the market.
MidWestOne Bank operates branch offices and a loan production office in 15 counties in central and east-central Iowa. Based on deposit information collected by the FDIC as of June 30, 2015, in 7 of those 15 counties, MidWestOne Bank held between 8% and 25% of the deposit market share. In Mahaska County, MidWestOne Bank held 39% of the deposit market share. In the remaining 7 counties MidWestOne Bank’s market share is less than 8%.
Central Bank operates in Minnesota through 13 banking locations, in Wisconsin through 7 banking locations and in Florida through 2 banking locations. Central Bank operates branch offices in 8 counties in Minnesota, 3 counties in Wisconsin, and 2 counties in Florida. Based on deposit information collected by the FDIC as of June 30, 2015, in 3 of the 8 counties in Minnesota, Central Bank held between 6% and 16% of the deposit market share. In Polk County Wisconsin, Central Bank held 27% of the deposit market share. In the remaining 5 counties Central Bank’s market share is less than 6%.
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
Real Estate Loans
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction loans generally have a short term, such as one to two years. As of December 31, 2015, construction and development loans constituted approximately 5.6% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2015, we had $1.52 billion in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 70.7% of our total loan portfolio.

Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 24.6% of our total loan portfolio at December 31, 2015. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio, but sell most long-term loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2015, we serviced approximately $362.3 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the global cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2015, commercial and agricultural real estate mortgage loans, including construction and development loans, constituted approximately 46.1% of our total loan portfolio.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2015, commercial and industrial loans comprised approximately 21.8% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 5.7% of our total loan portfolio at December 31, 2015.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2015, consumer loans comprised only 1.7% of our total loan portfolio.

Loan Pool Participations
The Company acquired its loan pool participations in the merger with Former MidWestOne and continued in this business following that merger. However, in 2010, the Company made the decision to exit this line of business and did not purchase new loan pool participations as existing pools paid down. The Company sold its remaining loan pool participations in June 2015, and has now completely exited this line of business.
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
Trust and Investment Services
We offer trust and investment services in our Iowa market areas to help our business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, personal trusts, conservatorships, pension and profit-sharing funds and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.
Insurance Services
Through our insurance subsidiary, MidWestOne Insurance Services, Inc., we offer property and casualty insurance products to individuals and small businesses in the Iowa markets that we service.
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
The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other finance-related services. Our offices in Iowa, Minnesota, Wisconsin, and Florida compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured state-chartered banks. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
We compete for loans principally through the range and quality of the services we provide, with an emphasis on building long-lasting relationships. Our strategy is to serve our customers above and beyond their expectations through excellence in customer service and needs-based selling. We believe that our long-standing presence in the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-oriented clients and compete for deposits by offering personal attention, combined with electronic banking convenience, professional service and competitive interest rates.
Employees
As of December 31, 2015, we had 648 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.
Company Website
We maintain an Internet website for MidWestOne Bank at www.midwestone.com. We make available, free of charge, on this website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information on, or accessible through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K. We also currently maintain an Internet website for Central Bank at www.centralbnk.com.
Supervision and Regulation
General
FDIC-insured institutions, like MidWestOne Bank and Central Bank (collectively, the “Banks”), as well as their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Minnesota Department of Commerce (the “Minnesota Department”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company and the Banks. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Banks, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s and the Banks’ business, the kinds and amounts of investments they may make, bank reserve requirements, capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with insiders and affiliates and either of the Banks payment of dividends. In the last several years, the Company and the Banks have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.
This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Banks, beginning with a discussion of the continuing regulatory emphasis on capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as Tier 1 Capital but the Company has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.
The capital standards for the Company and the Banks changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.
For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.
The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).
The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.
The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019.
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below. Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

•	7% for Common Equity Tier 1,

•	8.5% for Tier 1 Capital and

•	10.5% for Total Capital.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer.
As of December 31, 2015: (i) neither of the Banks were subject to a directive from the FDIC to increase its capital and (ii) both Banks were well-capitalized, as defined by FDIC regulations. As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Regulation and Supervision of the Company
General. The Company, as the sole shareholder of the Banks, is a bank holding company for both Banks. As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Banks and to commit resources to support the Banks in circumstances where it might not otherwise do so. The Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding its operations as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company.
In order to become and maintain our status as a financial holding company, the Company and the Banks must be well-capitalized, well-managed, and the Banks must have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as impacted by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-Regulatory Emphasis on Capital” above.
Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.
Federal Securities Regulation. Our common stock is registered with the SEC under the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Banks
General. MidWestOne is an Iowa-chartered bank and Central Bank is a Minnesota-chartered bank. The deposit accounts of both are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As an Iowa-chartered, FDIC-insured bank, MidWestOne Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks. Central Bank is subject to the examination, supervision, reporting and enforcement requirements of the Minnesota Department, the chartering authority for Minnesota banks. Both Banks are also regulated by the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Banks, are not members of the Federal Reserve System (“nonmember banks”).
Deposit Insurance. As FDIC-insured institutions, the Banks are each required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.
Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.
The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank's total assets. During the year ended December 31, 2015, MidWestOne Bank paid supervisory assessments to the Iowa Superintendent totaling approximately $89,000.
Similarly, all Minnesota banks are required to pay supervisory assessments to the Minnesota Department to fund the operations of that agency. The amount of the assessment for Minnesota banks is also calculated on the basis of that bank’s total assets. During the year ended December 31, 2015, Central Bank paid supervisory assessments to the Minnesota Department totaling approximately $39,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the institution has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of institutions over a one-year horizon. These tests provide an incentive for institutions to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. Each of the Banks is reviewing its liquidity risk management practices in light of the LCR and NSFR.
Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Banks have each begun the process.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank.
Under the Iowa Banking Act, Iowa-chartered banks, such as MidWestOne Bank, generally may pay dividends only out of undivided profits. In addition, the Iowa Superintendent may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as MidWestOne Bank.
Similarly, under Chapter 48 of Minnesota Statutes, Minnesota-chartered banks, such as Central Bank, generally may pay dividends only out of undivided profits. Further, the Minnesota Department may restrict the declaration or payment of a dividend by a Minnesota-chartered bank, such as Central Bank.
Notwithstanding the availability of funds for dividends, the FDIC and the respective state banking regulator. may prohibit the payment of dividends by the Banks if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
State Bank Investments and Activities. The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa and Minnesota law, respectively. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the particular bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of either of the Banks.
Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between the Banks and any of their “affiliates.” The Company is an affiliate of each of the Banks for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by either or both of the Banks. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
Limitations and reporting requirements are also placed on extensions of credit by the Banks to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Banks, or a principal shareholder of the Company, may obtain credit from banks with which either of the Bank’s maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority. Iowa and Minnesota banks have the authority under applicable state law to establish branches anywhere in their respective states, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Banks to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess each Bank’s respective record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Banks’ effectiveness in meeting its Community Reinvestment Act requirements.
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), along with anti-money laundering and bank secrecy laws (“AML-BSA”), are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.
Based on their respective loan portfolios as of December 31, 2015, neither of the Banks currently exceeds these guidelines.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Banks, continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Banks do not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs.
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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder, as well as the Basel III Rules and changes in the scope and cost of FDIC insurance and other coverages);

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

•
the risks of mergers, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

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
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin is affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily in recent years, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2016, with interest rates at generational lows.
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
Our business is concentrated in and largely dependent upon the continued growth and welfare of the Iowa City and Minneapolis/St. Paul markets.
We operate primarily in the Iowa City, Iowa and Minneapolis/St. Paul, Minnesota markets and their surrounding communities in the upper midwest. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. Although, in general, the upper midwest economy and real estate market were not affected as severely as some other areas of the United States in recent years, they are not immune to challenging economic conditions that affect the United States and world economies.
Adverse weather affecting the markets we serve could hurt our business and prospects for growth.
Substantially all of our business is conducted in the states of Iowa and Minnesota, and a significant portion is conducted in rural communities. The upper Midwest economy, in general, is heavily dependent on agriculture and therefore the economy, and particularly the economies of the rural communities that we serve, can be greatly affected by severe weather conditions, including droughts, storms, tornadoes and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy. An adverse effect on the economies of Iowa or Minnesota would negatively affect our profitability.

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
If the overall economic climate in the United States, generally, or our market areas, specifically, declines, or even if it does not, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
A significant portion of the Banks’ loan portfolios consist of commercial loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and commercial real estate loans, the Banks are also active in residential mortgage and consumer lending. Should the economic climate worsen, or even if it does not, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts), were $591.7 million, or approximately 27.5% of our total loan portfolio, as of December 31, 2015. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $991.9 million, or approximately 46.1% of our total loan portfolio, as of December 31, 2015. Of this amount, $298.0 million, or approximately 13.8% of our total loan portfolio, are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
We established our allowances for loan losses in consultation with the credit officers of the Banks and maintain them at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which are beyond our control, and such losses may exceed current estimates. At December 31, 2015, our allowance for loan losses as a percentage of total gross loans was 0.90% and as a percentage of total nonperforming loans was approximately 168.5%. Although management believes that the allowance for loan losses is appropriate to absorb probable loan losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2015, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings, and excluded purchased credit impaired loans) totaled $11.5 million, or 0.54% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $20.4 million, or 0.95% of loans. In addition, we had $8.5 million in accruing loans that were 31-89 days delinquent as of December 31, 2015.
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
We may encounter issues with environmental law compliance if we take possession, through foreclosure or otherwise, of the real property that secures a commercial real estate loan.
A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We may desire or be required to raise additional capital in the future, but that capital may not be available.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. We may at some point need to raise additional capital to support our growth plans and in this regard, in early 2013, we renewed our universal shelf-registration statement registering for future sale up to $25 million of securities. That filing should allow us to be in a better position to raise capital if the need were to arise or if an attractive opportunity were presented. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
We face the risk of possible future goodwill impairment.
We performed a valuation analysis of our goodwill, $64.5 million related to Central Bank, as of October 1, 2015, and the analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in goodwill impairment charges. Any future goodwill impairment charge, on the current goodwill balance or future goodwill arising out of acquisitions, that we are required to take could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the FHLB. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
As a result, we rely more on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
We operate in a highly regulated industry and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.
The Company and the Banks are subject to extensive regulation by multiple regulatory agencies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide, as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.
Economic conditions since 2008, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This environment has subjected financial institutions to additional restrictions, oversight and costs. In addition, new legislative and regulatory proposals, and modifications of existing regulations, continue to be introduced that could further increase the oversight of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.
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
All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. Although this development has not meaningfully impacted our interest expense in the current low-rate, high-liquidity environment in which competition among financial institutions for deposits is generally low, competitive pressures in the future could require us to pay interest on these demand deposits to attract and retain business customers, in which case our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on our business, financial condition and results of operations.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2015, the fair value of our securities portfolio was approximately $545.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.
Although it has shown signs of improvement over the last several years, since late 2007, the U.S. economy has generally experienced challenging economic conditions. Business activity across a range of industries and regions remains reduced from historical levels under more favorable economic conditions. Likewise, many local governments have been experiencing certain difficulties, including lower tax revenues, which have impacted their ability to cover costs. Under such conditions, the financial services industry has historically been affected by declines in the values of various significant asset classes, reduced levels of liquidity and the lack of opportunities to originate new loans. While these challenges are generally less severe today than during certain periods in the recent past, we continue to feel their impact, particularly with respect to loan originations.
As a result, competition among depository institutions, particularly for quality loans, has increased significantly. There have been significant new laws and regulations regarding lending and funding practices and liquidity standards, with a potential for further regulation in the future, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including through formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, declines, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects on us and others in the financial services industry noted above.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for, and valuation of, these types of securities.
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2015, we had $249.8 million of municipal securities, which represented 45.8% of our total securities portfolio. Following the onset of the financial crisis in recent years, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
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
In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion). The Basel III Rule became effective on January 1, 2015 with a phase-in period through 2019 for many of the new rules.
The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that previously generally qualified as Tier 1 Capital do not qualify or their qualifications changed upon the effectiveness of the Basel III Rule. However, the Basel III Rule permits banking organizations with less than $250 billion in assets to retain, through a one-time election, the prior treatment for accumulated other comprehensive income, which previously did not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management has reviewed the provisions of the Dodd-Frank Act and the Basel III Rule, and has determined that our institution is in compliance with the new rules. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, will not be known for some time.
Increases in FDIC insurance premiums may adversely affect our earnings.
The Banks’ deposits are insured by the FDIC up to legal limits and, accordingly, the Banks are subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums the Banks will be required to pay for FDIC insurance. The FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures in recent years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. The Banks may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.
Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we have paid in the past or that we will be able to pay future dividends at all.
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Banks to pay dividends to us is limited by their obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Banks, including the requirement under the Iowa Banking Act that MidWestOne Bank may not pay dividends in excess of its accumulated net profits, and the requirement under Minnesota Statutes that requires Central Bank to establish a surplus fund equal to at least 50% of its capital stock prior to declaring dividends out of net profits. If these regulatory requirements are not met, the Banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.
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
As of December 31, 2015, we had $22.5 million of junior subordinated debentures held by three statutory business trusts that we control. Interest payments on the debentures, which totaled $0.4 million for the year ended December 31, 2015, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
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
The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions due to new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from the Federal Financial Institutions Examination Council, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. In addition, we offer our customers protection against fraud and certain losses for unauthorized use of debit cards in order to stay competitive with other financial institutions. Offering such protection exposes us to possible losses. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business. To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, would could also have a material adverse effect on the Company’s business, financial condition or results of operations.
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
From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.
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
Our internal controls may be ineffective
Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its financial condition and results of operations.
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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 24.6% of our outstanding common stock and the former single shareholder of Central controls approximately 21.6% of our outstanding common stock. The shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the NASDAQ Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our headquarters and MidWestOne Bank’s main office are located at 102 South Clinton Street, Iowa City, Iowa, and consist of approximately 63,800 square feet. Central Bank’s main office is located at 945 Winnetka Avenue North, Golden Valley, Minnesota, and consists of approximately 18,100 square feet. Both of these properties are owned by the Company. The Company also owns or leases other facilities, such as branches of both MidWestOne Bank and Central Bank and as offices of MidWestOne Insurance Services, Inc., within its primary market areas of central and east-central Iowa, Twin Cities metropolitan area, west Wisconsin, and southwest Florida.
MidWestOne and its subsidiaries own or lease all of the real property and/or buildings on which each respective entity is located. The Company considers its properties to be suitable and adequate for its present needs.
In December 2013 we entered into a contract for the construction of a new Home Mortgage Center and operations center in Iowa City. The estimated cost of design and construction of the building is $16.0 million, and the project was completed in December 2015.

In August 2013 we entered into a contract for the restoration and remodeling of the building which serves as the main office of the Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that construction will be completed in April 2016.

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are from time to time parties to various legal actions arising in the normal course of business. We believe that there is no threatened or pending proceeding, other than ordinary routine litigation incidental to the Company’s business, against us or our subsidiaries or of which our property is the subject, which, if determined adversely, would have a material adverse effect on our consolidated business or financial condition.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the NASDAQ Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2014
First Quarter	$27.67	$23.53	$0.145
Second Quarter	26.18	22.50	0.145
Third Quarter	24.95	23.00	0.145
Fourth Quarter	29.10	22.73	0.145

2015
First Quarter	$29.82	$27.74	$0.150
Second Quarter	33.88	28.33	0.150
Third Quarter	34.04	28.43	0.150
Fourth Quarter	32.52	28.06	0.150
As of March 1, 2016, there were 11,425,035 shares of common stock outstanding held by approximately 462 holders of record. Additionally, there are an estimated 2,021 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
Dividends
We may pay dividends on our common stock as and when declared by our Board of Directors out of any funds legally available for the payment of such dividends, subject to any and all preferences and rights of any preferred stock or a series thereof and subject to the payment of interest on our junior subordinated debentures. The amount of dividend payable will depend upon our earnings and financial condition and other factors, including applicable governmental regulations and policies. See “Supervision and Regulation - Regulation and Supervision of the Company - Dividend Payments.”
Repurchases of Company Equity Securities
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 15, 2013. Pursuant to the new program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company's management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During 2014 under the July 17, 2014 repurchase program the Company repurchased $1.2 million of common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of December 31, 2015. There were no repurchases of stock in 2015.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2015.
MidWestOne Financial Group, Inc.

	At
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MidWestOne Financial Group, Inc.	$100.00	$98.24	$140.38	$190.05	$205.97	$221.81
NASDAQ Composite Index	100.00	99.21	116.82	163.75	188.03	201.40
SNL-Midwestern Banks Index	100.00	94.46	113.69	155.65	169.21	171.78
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2015, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2015. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Summary of Income Data:
Total interest income excluding loan pool participations	$99,902	$62,888	$64,048	$67,324	$67,473
Total interest and discount on loan pool participations	798	1,516	2,046	1,978	1,108
Total interest income including loan pool participations	100,700	64,404	66,094	69,302	68,581
Total interest expense	10,648	9,551	12,132	15,952	19,783
Net interest income	90,052	54,853	53,962	53,350	48,798
Provision for loan losses	5,132	1,200	1,350	2,379	3,350
Noninterest income	21,193	15,313	14,728	19,737	14,707
Noninterest expense	73,176	43,413	42,087	48,960	42,235
Income before income tax	32,937	25,553	25,253	21,748	17,920
Income tax expense	7,819	7,031	6,646	5,214	4,609
Net income	$25,118	$18,522	$18,607	$16,534	$13,311
Less: Preferred stock dividends and discount accretion	—	—	—	—	645
Net income available to common shareholders	$25,118	$18,522	$18,607	$16,534	$12,666

Per share data:
Net income - basic	$2.42	$2.20	$2.19	$1.95	$1.47
Net income - diluted	2.42	2.19	2.18	1.94	1.47
Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center - diluted	2.42	2.19	2.18	2.10	1.47
Net income, exclusive of merger-related expenses - diluted	2.70	2.31	2.18	2.10	1.47
Cash dividends declared	0.60	0.58	0.50	0.36	0.22
Book value	25.96	23.07	20.99	20.51	18.35
Net tangible book value	19.10	22.08	19.95	19.39	17.15
Selected financial ratios:
Return on average assets	0.91%	1.05%	1.06%	0.96%	0.82%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	0.91	1.05	1.06	1.03	0.82
Return on average shareholders’ total equity	9.84	9.94	10.59	9.99	8.42
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	9.84	9.94	10.59	10.77	8.42
Return on average common equity	9.84	9.94	10.59	10.13	8.87
Return on average tangible common equity	14.70	10.61	11.43	10.95	9.50
Return on average tangible common equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center	14.70	10.61	11.43	11.78	9.50
Dividend payout ratio	24.79	26.36	22.83	18.46	14.97
Total shareholders’ equity to total assets	9.94	10.71	10.14	9.70	9.23
Tangible common equity to tangible assets	7.51	10.29	9.69	9.22	8.68
Tier 1 capital to average assets	8.34	10.85	10.55	9.65	9.44
Tier 1 capital to risk-weighted assets	10.63	13.47	13.36	12.56	12.19
Net interest margin	3.71	3.53	3.46	3.46	3.34
Efficiency ratio	61.08	58.74	57.23	67.32	62.94
Efficiency ratio, exclusive of loss on termination of pension	61.08	58.74	57.23	58.82	62.94
Gross revenue of loan pools to total gross revenue	0.72	2.16	2.98	2.71	1.74
Allowance for bank loan losses to total bank loans	0.90	1.44	1.49	1.54	1.59
Allowance for loan pool losses to total loan pools	—	9.94	7.71	5.65	4.09
Non-performing loans to total loans	0.54	1.15	1.27	1.03	1.84
Net loans charged off to average loans	0.11	0.09	0.11	0.21	0.30

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Selected balance sheet data:
Total assets	$2,979,975	$1,800,302	$1,755,218	$1,792,819	$1,695,244
Total loans net of purchase accounting and unearned discounts	2,151,942	1,132,519	1,088,412	1,035,284	986,173
Allowance for loan losses	19,427	16,363	16,179	15,957	15,676
Loan pool participations, net	—	19,332	25,533	35,650	50,052
Total deposits	2,463,521	1,408,542	1,374,942	1,399,733	1,306,642
Federal funds purchased and repurchase agreements	68,963	78,229	66,665	68,823	57,207
Federal Home Loan Bank advances	87,000	93,000	106,900	120,120	140,014
Junior subordinated notes issued to capital trusts	23,587	15,464	15,464	15,464	15,464
Long-term debt	22,500	—	—	—	—
Total shareholders’ equity	296,178	192,731	178,016	173,932	156,494

Non-GAAP Presentations:
Certain ratios and amounts not in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible common equity, tangible common equity to tangible assets, Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, and efficiency ratio, as well as certain of these and other financial metrics excluding the effects of a loss on termination of pension and gain on sale of Home Mortgage Center, both of which occurred in 2012, and earnings per diluted share - excluding merger-related expenses, as further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes these ratios and amounts provide investors with information regarding the Company’s balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

		For the Year Ended December 31,
(dollars in thousands)		2015	2014	2013	2012	2011

Average Tangible Common Equity
Average total shareholders’ equity		$255,307	$186,375	$175,666	$165,429	$158,146
Less:	Average preferred stock	—	—	—	—	(8,032)
	Average goodwill and intangibles	(69,975)	(8,477)	(9,073)	(9,785)	(10,613)
Average tangible common equity		$185,332	$177,898	$166,593	$155,644	$139,501
Net Income
Net income available to common shareholders		$25,118	$18,522	$18,607	$16,534	$12,666
Plus:	Intangible amortization, net of tax(1)	2,126	356	431	513	591
Adjusted net income available to common shareholders		$27,244	$18,878	$19,038	$17,047	$13,257
Plus:	Loss on termination of pension	—	—	—	6,088	—
Less:	Gain on sale of Home Mortgage Center	—	—	—	(4,047)	—
	Net tax effect of above items(2)	—	—	—	(755)	—
Adjusted net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		$27,244	$18,878	$19,038	$18,333	$13,257
Return on Average Tangible Common Equity		14.70%	10.61%	11.43%	10.95%	9.50%
Return on Average Tangible Common Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center		14.70%	10.61%	11.43%	11.78%	9.50%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2011 and 2012, and 35% for 2013, 2014 and 2015
(2) Computed assuming a combined state and federal tax rate of 37% for 2012.

		As of or for the Year Ended December 31,
(dollars in thousands, except per share data)		2015	2014	2013	2012	2011

Tangible Common Equity
Total shareholders’ equity		$296,179	$192,731	$178,016	$173,932	$156,494
Less:	Preferred stock	—	—	—	—	—
	Goodwill and intangibles	(78,323)	(8,259)	(8,806)	(9,469)	(10,247)
Tangible common equity		$217,856	$184,472	$169,210	$164,463	$146,247
Tangible Assets
Total assets		$2,979,975	$1,800,302	$1,755,218	$1,792,819	$1,695,244
Less:	Goodwill and intangibles	(78,323)	(8,259)	(8,806)	(9,469)	(10,247)
Tangible Assets		$2,901,652	$1,792,043	$1,746,412	$1,783,350	$1,684,997
Common shares outstanding		11,408,773	8,355,666	8,481,799	8,480,488	8,529,530
Tangible Book Value Per Share		$19.10	$22.08	$19.95	$19.39	$17.15
Tangible Common Equity to Tangible Assets		7.51%	10.29%	9.69%	9.22%	8.68%

Tier 1 Capital
Total shareholders’ equity		$296,179	$192,731	$178,016	$173,932	$156,494
Plus:	Long term debt (qualifying restricted core capital)	23,587	15,464	15,464	15,464	15,464
Less:	Net unrealized gains on securities available for sale, net of tax	(3,408)	(5,322)	(1,049)	(11,050)	(5,982)
	Disallowed goodwill and intangibles	(72,203)	(8,511)	(9,036)	(9,617)	(10,374)
Tier 1 capital		$244,155	$194,362	$183,395	$168,729	$155,602
Average Assets
Quarterly average assets		$3,000,284	$1,799,666	$1,746,313	$1,757,910	$1,658,738
Less:	Disallowed goodwill and intangibles	(72,203)	(8,511)	(9,036)	(9,617)	(10,374)
Average assets		$2,928,081	$1,791,155	$1,737,277	$1,748,293	$1,648,364
Tier 1 Capital to Average Assets		8.34%	10.85%	10.56%	9.65%	9.44%

Risk-weighted assets		$2,296,478	$1,442,585	$1,372,648	$1,343,194	$1,276,512
Tier 1 Capital to Risk-Weighted Assets		10.63%	13.47%	13.36%	12.56%	12.19%

Operating Expense
Total noninterest expense		$73,176	$43,413	$42,087	$48,960	$42,235
Less:	Amortization of intangibles and goodwill impairment	(3,271)	(547)	(663)	(778)	(896)
Operating expense		$69,905	$42,866	$41,424	$48,182	$41,339
Less:	Loss on termination of pension	—	—	—	(6,088)	—
Operating expense, exclusive of loss on termination of pension		$69,905	$42,866	$41,424	$42,094	$41,339
Operating Revenue
Tax-equivalent net interest income(1)		$94,243	$58,890	$57,720	$56,481	$51,261
Plus:	Noninterest income	21,193	15,313	14,728	19,737	14,707
	Impairment losses on investment securities	—	—	—	345	9
Less:	Gain on sale or call of available for sale securities	1,011	1,227	65	805	490
	Gain (loss) on sale of premises and equipment	(29)	(1)	(3)	4,188	(195)
Operating Revenue		$114,454	$72,977	$72,386	$71,570	$65,682
Efficiency Ratio		61.08%	58.74%	57.23%	67.32%	62.94%
Efficiency Ratio, Exclusive of Loss on Termination of Pension		61.08%	58.74%	57.23%	58.82%	62.94%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2011 and 2012, and 35% for 2013, 2014 and 2015

		For the Year Ended December 31,
	(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
	Net Interest Margin Tax Equivalent Adjustment
	Net interest income	$90,052	$54,853	$53,962	$53,350	$48,798
	Plus tax equivalent adjustment:(1)
	Loans	1,293	1,157	963	827	473
	Securities	2,898	2,880	2,795	2,304	1,990
	Tax equivalent net interest income(1)	$94,243	$58,890	$57,720	$56,481	$51,261

	Average interest-earning assets	$2,541,681	$1,669,130	$1,667,251	$1,630,835	$1,536,596
	Net Interest Margin	3.71%	3.53%	3.46%	3.46%	3.34%

	Net Income	$25,118	$18,522	$18,607	$16,534	$13,311

	Net Income Available to Common Shareholders	$25,118	$18,522	$18,607	$16,534	$12,666
Plus:	Loss on termination of pension	—	—	—	6,088	—
	Merger-related expenses	3,512	1,061	—	—	—
Less:	Gain on sale of Home Mortgage Center	—	—	—	(4,047)	—
	Net tax effect of above items(2)	(539)	(111)	—	(755)	—
	Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center, and merger-related expenses	$28,091	$19,472	$18,607	$17,820	$13,311

	Net income available to common shareholders, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center, and merger-related expenses	$28,091	$19,472	$18,607	$17,820	$12,666

	Average Assets	$2,773,095	$1,760,776	$1,756,344	$1,721,792	$1,628,253
	Average Equity	$255,307	$186,375	$175,666	$165,429	$158,146
	Diluted average number of shares	10,391,323	8,433,296	8,525,119	8,527,544	8,632,856

	Return on Average Assets	0.91%	1.05%	1.06%	0.96%	0.82%
	Return on Average Assets, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center, and merger-related expenses	1.01%	1.11%	1.06%	1.03%	0.82%
	Return on Average Equity	9.84%	9.94%	10.59%	9.99%	8.42%
	Return on Average Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center, and merger-related expenses	11.00%	10.45%	10.59%	10.77%	8.42%
	Earnings Per Common Share-Diluted	$2.41	$2.19	$2.18	$1.94	$1.47
	Earnings Per Common Share-Diluted, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	$2.41	$2.19	$2.18	$2.10	$1.47
	Earnings Per Common Share-Diluted, Exclusive of Merger-related Expenses	$2.70	$2.31	$2.18	$1.94	$1.47
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2011 and 2012, and 35% for 2013, 2014 and 2015
(2) Computed assuming a combined state and federal tax rate of 37% for 2012, and 38% on eligible tax-deductible expenses for 2014 and 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa, and Central Bank, a Minnesota state non-member bank with its main office in Golden Valley, Minnesota. We are headquartered in Iowa City, Iowa, and are a bank holding company under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. We also are the holding company for MidWestOne Insurance Services, Inc., which operates an insurance business through three agencies located in central and east-central Iowa.

MidWestOne Bank operates a total of 24 branch locations, plus its specialized Home Mortgage Center, in 15 counties throughout central and east-central Iowa. It provides full service retail banking in the communities in which its branch offices are located and also offers trust and investment management services.
On May 1, 2015, we consummated a merger with Central Bancshares, Inc., a Minnesota corporation. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of MidWestOne. Central Bank has operated, since 1988, as a community bank and has strong roots in the communities it serves. Central Bank has 22 offices, primarily in the Twin Cities metro area with offices in Minnesota and Western Wisconsin. Additionally, Central Bank operates two Florida offices in Naples and Fort Myers. We expect Central Bank to merge into MidWestOne Bank in the 2nd quarter of 2016. See Note 2. “Business Combination” to our consolidated financial statements.
We continue to make significant progress with our merger integration. Net income for the year ended December 31, 2015 was $25.1 million, an increase of $6.6 million, or 35.6%, compared to $18.5 million of net income for the same period in 2014, with diluted earnings per share of $2.42 and $2.19 for the comparative annual periods, respectively. The increase in net income was due primarily to the merger with Central, with higher net interest income and increased noninterest income, partially offset by increased noninterest expense and income tax expense. Increased income tax expense due to higher income was somewhat offset by the recognition of the estimated income tax benefit of rehabilitation and historic tax credits on the Company’s headquarters building in the amount $2.3 million for the year 2015. After excluding the effects of $3.5 million ($3.0 million after tax) of expenses related to the merger, adjusted diluted earnings per share for the year ended December 31, 2015 were $2.70, compared to $2.31 for the same period last year, reflecting growth of 16.9%. Return on average assets (“ROAA”) and return on average tangible equity (“ROATE”) for the full year of 2015, including merger expenses, of 0.91% and 14.70%, respectively, decreased from 1.05% and increased from 10.61%, respectively, for 2014.
Due primarily to the merger, total assets increased to $2.98 billion at December 31, 2015 from $1.80 billion at December 31, 2014. Total deposits at December 31, 2015, were $2.46 billion, an increase of $1.05 billion from December 31, 2014, due primarily to the merger. The deposit increase was concentrated in interest-bearing checking deposits, which increased $445.8 million, or 72.1%, to $1.06 billion at December 31, 2015, from $618.5 million at December 31, 2014, and non-interest-bearing demand deposits, which increased $345.1 million, or 160.9%, between these two dates. Deposit generation throughout the Company is one of our most important goals for 2016. Total loans (excluding loan pool participations and loans held for sale) increased $1.02 billion, or 90.0%, from December 31, 2014, to $2.15 billion at December 31, 2015, primarily as a result of the merger. While all loan categories saw increased balances, the increases were primarily concentrated in commercial real estate-other, one-to-four-family first liens, and commercial and industrial loans.
For the year ended December 31, 2015, noninterest income rose to $21.2 million, an increase of $5.9 million, or 38.4%, from $15.3 million during 2014. While all but two of the major noninterest income categories improved, primarily due to the merger, the greatest increase for the year ended December 31, 2015, was in other service charges, commissions and fees, which rose from $2.4 million for the year ended December 31, 2014, to $5.7 million for the year ended December 31, 2015, an increase of $3.3 million, or 141.2%. While the majority of this increase was due to the merger, $0.7 million represents the gain on sale of our Ottumwa, Iowa branch, which was completed in early December 2015. Mortgage origination and loan servicing fees in the year ended December 31, 2015 increased $1.2 million, or 77.3%, to $2.8 million from $1.6 million for the year ended December 31, 2014.
Noninterest expense increased to $73.2 million for the year ended December 31, 2015 compared with $43.4 million for the year ended December 31, 2014, an increase of $29.8 million, or 68.6%. The increase was mainly due to the inclusion of expenses related to the closing of the merger and eight months of post-merger expenses of a much larger company. Salaries and employee benefits increased $16.9 million, or 68.0%, from the year ended December 31, 2014 to the year ended December 31, 2015. Merger-related expenses paid were $3.5 million ($3.0 million after tax) for the year ended December 31, 2015. These expenses are reflected mainly in professional fees expense of $4.9 million during the year ended December 31, 2015 and an increase of $3.6 million, or 64.5%, in other operating expense for the year of 2015 compared to the same period a year ago. We have identified several areas in which we expect a reduction in noninterest expense in future periods from the merger, and our goal is to complete the identification of noninterest expenses that can be reduced during 2016, and implement these reductions in expense in 2016 and 2017.
Asset quality continues to be strong, with nonperforming loans declining from $13.0 million, or 1.15% of total bank loans, at December 31, 2014, to $11.5 million, or 0.54% of total bank loans, at December 31, 2015. The decline was due primarily to a reduction in troubled debt restructures. As of December 31, 2015, the allowance for bank loan losses was $19.4 million, or 0.90% of total loans, compared with $16.4 million, or 1.44% of total bank loans at December 31, 2014. The decrease in the ratio of the allowance for loan losses to total loans was due to the purchased loans acquired in the merger being recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. The allowance for loan losses represented 168.52% of nonperforming loans at December 31, 2015, compared with 125.67% of nonperforming loans at December 31, 2014. The Company had net loan charge-offs of $2.1 million in the year ended December 31, 2015, or an annualized 0.11% of average loans outstanding, compared to net charge-offs of $1.0 million, or an annualized 0.09% of average loans outstanding, for the same period of 2014. The post-merger Company continues to exhibit strong asset quality metrics.
We had been in the loan pool participations business since the merger with the Former MidWestOne, although we decided to exit this business line in 2010. Loan pool participations were participation interests in performing, subperforming and nonperforming loans that were purchased from various non-affiliated banking organizations and were serviced by a third party. We completed the sale of our remaining loan pool participations in June 2015, and have now completely exited this line of business.
The Company’s capital position was reduced somewhat due to the merger, with our tangible equity to tangible assets (both net of associated deferred tax liability on intangibles) ratio of 7.51%, below our target range of 8.00% to 8.50%. Reflecting our strong past financial results and our confidence in the future prospects for the Company, on January 19, 2016, our Board of Directors declared a dividend of $0.16, payable March 15, 2016 to shareholders of record as of March 1, 2016, representing a 7% increase from dividends declared in recent quarters.

Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses

The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of December 31, 2015, was adequate to absorb probable losses in the existing portfolio.
Application of Purchase Accounting

In May 2015, we completed the acquisition of Central, which generated significant amounts of fair value adjustments to assets and liabilities. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by our management. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives, we have identified purchase accounting as a critical accounting policy.
Goodwill and Intangible Assets

Goodwill and intangible assets arise from business combinations accounted for as a purchase. In May 2015, we completed our merger with Central. We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger. The goodwill was assigned to our Central Bank reporting unit. As a general matter, goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. The other intangible assets reflected on our financial statements are core deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization, when required by the accounting standards, of these intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information related to our intangible assets.
Fair Value of Available for Sale Securities

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or “other-than-temporary.’’ Declines in the fair value of available for sale securities below their cost that are deemed “other-than-temporary” are reflected in earnings as impairment losses. In determining whether other-than-temporary impairment (“OTTI”) exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security. When we determine that OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell, or it is more likely than not we will be required to sell, the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security, and it is not more likely than not that we will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Results of Operations - Three-Year Period Ended December 31, 2015

Summary

Our consolidated net income for the year ended December 31, 2015 was $25.1 million, or $2.42 per fully-diluted share, compared to net income of $18.5 million, or $2.19 per fully-diluted share, for the year ended December 31, 2014. The increase in consolidated net income was due primarily to a $31.3 million, or 58.3%, increase in net interest income after provision for loan losses, mainly related to the merger with Central. We also experienced a mainly merger-related increase in noninterest income to $21.2 million for the year ended December 31, 2015 from $15.3 million for 2014, which was primarily due to a $3.3 million increase in other service charges, commissions and fees to $5.7 million, compared with $2.4 million in 2014. This increase was partially offset by a $29.8 million, or 68.6%, increase in noninterest expense from 2014 to 2015, which was mainly due to the inclusion of expenses related to the closing of the merger and eight months of post-merger expenses. Salaries and employee benefits increased $16.9 million, or 68.0%, from the year ended December 31, 2014 to the year ended December 31, 2015. Merger-related expenses paid were $3.5 million ($3.0 million after tax), for the year ended December 31, 2015. After excluding the effects of $3.5 million of expenses related to the merger with Central, adjusted diluted earning per share for the year ended December 31, 2015 were $2.70.
Our consolidated net income for the year ended December 31, 2014 was $18.5 million, or $2.19 per fully-diluted share, compared to net income of $18.6 million, or $2.18 per fully-diluted share, for the year ended December 31, 2013. The decrease in consolidated net income was due primarily to a $1.3 million, or 3.2%, increase in noninterest expense, primarily due to a 37.5% increase in professional fees, which was comprised of fees related to the merger with Central of $1.0 million ($0.9 million after tax). This increase in expense was partially offset by a $1.0 million, or 2.0%, increase in net interest income after provision for loan losses. After excluding the effects of $1.1 million of expenses related to the merger with Central, adjusted diluted earning per share for the year ended December 31, 2014 were $2.31. We also experienced an increase in noninterest income to $15.3 million for the year ended December 31, 2014 from $14.7 million for 2013, which was primarily due to a $1.1 million increase in gain on sale of available for sale securities to $1.2 million, compared with $0.1 million in 2013.
We ended 2015 with an allowance for loan losses of $19.4 million, which represented 168.5% coverage of our nonperforming loans at December 31, 2015 as compared to 125.7% coverage of our nonperforming loans (excluding loan pool participations) at December 31, 2014 and 117.4% at December 31, 2013. Nonperforming loans totaled $11.5 million as of December 31, 2015 compared with $13.0 million and $13.8 million at December 31, 2014 and December 31, 2013, respectively.

For the year ended December 31, 2015, the provision for loan losses increased to $5.1 million from $1.2 million for 2014, which had decreased from $1.4 million for 2013. The increased provision primarily reflects the increase in outstanding loan balances due to both the merger and organic loan growth
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2015, under regulatory standards, MidWestOne Bank and Central Bank each had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	As of the Years Ended December 31,
	2015	2014	2013
Return on average assets	0.91%	1.05%	1.06%
Return on average shareholders' total equity	9.84	9.94	10.59
Return on average tangible common equity	14.70	10.61	11.43
Dividend payout ratio	24.79	26.36	22.83
Average equity to average assets	9.21	10.58	10.00
Equity to assets ratio (at period end)	9.94	10.71	10.14
For information on the calculation of certain non-GAAP measures please see pages 28 to 30.
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

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates/yields for the periods shown. Average information is provided on a daily average basis.

	Year ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average earning assets:
Loans (1)(2)(3)	$1,962,846	$87,837	4.47%	$1,092,280	$49,623	4.54%	$1,059,356	$49,791	4.70%
Loan pool participations (4)	10,032	798	7.95	24,321	1,516	6.23	32,648	2,046	6.27
Investment securities:
Taxable investments	362,217	7,734	2.14	364,153	8,921	2.45	407,739	9,905	2.43
Tax exempt investments (2)	180,298	8,451	4.69	170,218	8,335	4.90	160,779	8,093	5.03
Total investment securities	542,515	16,185	2.98	534,371	17,256	3.23	568,518	17,998	3.17
Federal funds sold and interest-bearing balances	26,288	71	0.27	18,158	46	0.25	6,729	17	0.25
Total earning assets	$2,541,681	$104,891	4.13%	$1,669,130	$68,441	4.10%	$1,667,251	$69,852	4.19%
Noninterest-earning assets:
Cash and due from banks	39,474			19,295			20,790
Premises and equipment	66,842			32,336			26,226
Allowance for loan losses	(18,866)			(18,575)			(18,598)
Other assets	143,964			58,590			60,675
Total assets	$2,773,095			$1,760,776			$1,756,344
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,139,175	$2,987	0.26%	$706,662	$2,313	0.33%	$677,757	$2,502	0.37%
Certificates of deposit	648,516	4,851	0.75	469,351	4,714	1.00	477,537	6,453	1.35
Total deposits	1,787,691	7,838	0.44	1,176,013	7,027	0.60	1,155,294	8,955	0.78
Federal funds purchased and repurchase agreements	69,498	210	0.30	59,012	127	0.22	63,604	166	0.26
Federal Home Loan Bank borrowings	86,614	1,451	1.68	103,515	2,092	2.02	128,567	2,686	2.09
Long-term debt and other	40,603	1,149	2.83	15,904	305	1.92	16,002	325	2.03
Total borrowed funds	196,715	2,810	1.43	178,431	2,524	1.41	208,173	3,177	1.53
Total interest-bearing liabilities	$1,984,406	$10,648	0.54%	$1,354,444	$9,551	0.71%	$1,363,467	$12,132	0.89%
Net interest spread (2)			3.59%			3.39%			3.30%
Noninterest-bearing liabilities
Demand deposits	$488,312			$208,071			$204,185
Other liabilities	45,070			11,886			13,026
Shareholders’ equity	255,307			186,375			175,666
Total liabilities and shareholders’ equity	$2,773,095			$1,760,776			$1,756,344
Interest income/earning assets (2)	$2,541,681	$104,891	4.13%	$1,669,130	$68,441	4.10%	$1,667,251	$69,852	4.19%
Interest expense/earning assets	$2,541,681	$10,648	0.42%	$1,669,130	$9,551	0.57%	$1,667,251	$12,132	0.73%
Net interest income/margin (2)(5)		$94,243	3.71%		$58,890	3.53%		$57,720	3.46%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,293			$1,157			$963
Securities		2,898			2,880			2,795
Total tax equivalent adjustment		4,191			4,037			3,758
Net Interest Income		$90,052			$54,853			$53,962

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

	Years Ended December 31, 2015, 2014, and 2013
	Year 2015 to 2014 Change due to			Year 2014 to 2013 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$38,969	$(755)	$38,214	$1,523	$(1,691)	$(168)
Loan pool participations	(1,058)	340	(718)	(519)	(11)	(530)
Investment securities:
Taxable investments	(47)	(1,140)	(1,187)	(1,067)	83	(984)
Tax exempt investments (tax equivalent)	481	(365)	116	466	(224)	242
Total investment securities	434	(1,505)	(1,071)	(601)	(141)	(742)
Federal funds sold and interest-bearing balances	22	3	25	29	—	29
Change in interest income	38,367	(1,917)	36,450	432	(1,843)	(1,411)
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	1,203	(529)	674	103	(292)	(189)
Certificates of deposit	1,524	(1,387)	137	(109)	(1,630)	(1,739)
Total deposits	2,727	(1,916)	811	(6)	(1,922)	(1,928)
Federal funds purchased and repurchase agreements	25	58	83	(11)	(28)	(39)
Federal Home Loan Bank borrowings	(313)	(328)	(641)	(509)	(85)	(594)
Other long-term debt	646	198	844	(2)	(18)	(20)
Total borrowed funds	358	(72)	286	(522)	(131)	(653)
Change in interest expense	3,085	(1,988)	1,097	(528)	(2,053)	(2,581)
Increase in net interest income	$35,282	$71	$35,353	$960	$210	$1,170
Percentage increase in net interest income over prior period			60.0%			2.0%

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets were $2.54 billion in 2015, an increase of $872.6 million, or 52.3%, from $1.67 billion in 2014. The growth in the average balance of earning assets in 2015 compared to 2014 was due primarily to an increase in average loans outstanding of $870.6 million, or 79.7%, primarily due to the merger, partially offset by a decrease in loan pool participations of $14.3 million, or 58.8%, due to the sale of the complete portfolio during 2015. Average earning assets in 2014 increased by $1.9 million, or 0.1%, from 2013. The slight growth in the average balance of earning assets in 2014 compared to 2013 was due primarily to an increase in average loans outstanding of $32.9 million, or 3.1%, and an increase in federal funds sold and interest-bearing balances of $11.4 million, or 169.8%, mostly offset by a decrease in our portfolio of investment securities of $34.1 million, or 6.0%, and a $10.3 million decrease in loan pool participation balances. Interest-bearing liabilities averaged $1.98 billion for the year ended December 31, 2015, an increase of $630.0 million, or 46.5%, from the average balance for the year ended December 31, 2014. An increase in deposits of $611.7 million during 2015, mainly due to the merger, accounted for the majority of the increase in average interest-bearing liabilities. Borrowed funds increased $18.3 million during 2015, primarily due to the assumption of new long-term debt and junior subordinated notes related to the merger. Interest-bearing liabilities averaged $1.35 billion for the year ended December 31, 2014, a decrease of $9.0 million, or 0.7%, from the average balance for the year ended December 31, 2013. A decrease in borrowed funds of $29.7 million during 2014, partially offset by an increase in deposits of $20.7 million during 2014, accounted for the decrease in average interest-bearing liabilities.
Interest income, on a tax-equivalent basis, increased $36.5 million, or 53.3%, to $104.9 million in 2015 from $68.4 million in 2014. Tax equivalent interest income in 2014 decreased $1.4 million, or 2.0%, to $68.4 million in 2014 from $69.9 million in 2013. The higher interest income in 2015 was due primarily to the merger-related increase in the volume of loans and the inclusion in loan interest income of $4.4 million of merger-related loan discount accretion, which increased interest income, partially offset by a decrease in the yield on investment securities. In 2014, interest income decreased due primarily to lower yields in loans, despite higher volumes, and lower volume of investment securities. Our yield on average earning assets was 4.13% in 2015 compared to 4.10% in 2014 and 4.19% in 2013. The slight increase in 2015 compared to 2014 was primarily due to the positive effect of purchase accounting accretion in loans, while the decline between 2013 and 2014 was primarily due to the historically lower rate environment resulting from the interest rate policy being pursued by the Federal Reserve in response to current economic conditions.
Interest expense increased during 2015 by $1.1 million, or 11.5%, to $10.6 million from $9.5 million in 2014. Interest expense in 2014 decreased by $2.6 million, or 21.3%, from 2013. The increase in interest expense during 2015 compared to 2014 was primarily due to the additional cost of merger-related assumptions of deposits and debt, partially offset by the lower expense on FHLB borrowings, and the inclusion of $1.1 million of merger-related premium amortization on certificate of deposits, which served to decrease deposit interest expense. The decline experienced during 2014 compared to 2013 was primarily due to the continued low interest rate environment and its effect on new liabilities and those repricing during the year. The average rate paid on interest-bearing liabilities was 0.54% in 2015 compared to 0.71% in 2014 and 0.89% in 2013.
Net interest income, on a tax-equivalent basis, increased 60.0% in 2015 to $94.2 million from $58.9 million in 2014. The slightly higher yield on earning assets during 2015 combined with lower rates paid on interest-bearing deposits, due primarily to the lower cost of deposit funds in the areas served by Central Bank, account for the majority of the increase. Tax-equivalent net interest income in 2014 increased by $1.2 million, or 2.0%, from 2013. Net interest margin, which is our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, was higher at 3.71% during 2015 compared to 3.53% in 2014 and 3.46% in 2013. The net interest spread, also on a tax-equivalent basis, was 3.59% in 2015 compared to 3.39% in 2014 and 3.30% in 2013.
Net interest income increased in 2015 as compared to 2014 due primarily to the increase in interest earned on interest-earning assets, partially offset by the increase in interest paid on interest-bearing liabilities. The increased interest income in 2015 included $4.4 million of merger-related discount accretion income for loans, combined with the inclusion of $1.1 million of merger-related amortization of the purchase accounting premium on certificates of deposit. The increased net interest income for 2014 as compared to 2013 was due primarily to the decrease in interest paid on interest-bearing liabilities which more than offset the decrease in interest earned on interest-earning assets. This is partially due to the presence of interest rate floors in portions of our loan portfolio, and the higher volume of loans. The average balance sheets reflect a competitive marketplace on both the interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero.
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
Our provision for loan losses was $5.1 million during 2015 compared to $1.2 million in 2014 and $1.4 million in 2013. The increased provision reflects the increase in outstanding loan balances due to new originations since the merger, as purchased loans acquired in the merger were recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. The level of provision expense during 2013, 2014, and 2015 was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. See further discussion of the nonperforming loans, under the Nonperforming Assets section.

Noninterest Income

	For the Year Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$6,005	$5,771	$234	4.1%	$5,771	$5,345	$426	8.0%
Service charges and fees on deposit accounts	4,401	3,279	1,122	34.2	3,279	2,980	299	10.0
Mortgage origination and loan servicing fees	2,756	1,554	1,202	77.3	1,554	3,209	(1,655)	(51.6)
Other service charges, commissions and fees	5,742	2,381	3,361	141.2	2,381	2,210	171	7.7
Bank-owned life insurance income	1,307	1,102	205	18.6	1,102	922	180	19.5
Gain on sale of available for sale securities	1,011	1,227	(216)	(17.6)	1,227	65	1,162	NM
Loss on sale of premises and equipment	(29)	(1)	(28)	NM	(1)	(3)	2	(66.7)
Total noninterest income	$21,193	$15,313	$5,880	38.4%	$15,313	$14,728	$585	4.0%
Noninterest income as a % of total revenue*	18.3%	20.4%			20.4%	21.4%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on sales of securities and premises and equipment and impairment of investment securities.

Total noninterest income for the year ended December 31, 2015 was $21.2 million, an increase of $5.9 million, or 38.4%, from $15.3 million in 2014. While all but two of the major noninterest income categories improved, primarily due to the merger, the greatest increase for the year ended December 31, 2015, was in other service charges, commissions and fees, which rose from $2.4 million for the year ended December 31, 2014, to $5.7 million for the year ended December 31, 2015, an increase of $3.3 million, or 141.2%. While the majority of this increase was due to the merger, $0.7 million represents the gain on sale of our Ottumwa, Iowa branch, which was completed in early December 2015. Mortgage origination and loan servicing fees in the year ended December 31, 2015 increased $1.2 million, or 77.3%, from $1.6 million for the same period in 2014. Another significant contributor to the overall increase in noninterest income was service charges and fees on deposit accounts, which increased $1.1 million to $4.4 million for the year of 2015 compared with $3.3 million for the same period of 2014. Trust, investment, and insurance fees also increased to $6.0 million for the year ended December 31, 2015, an improvement of $0.2 million, or 4.1%, from $5.8 million for the same period in 2014. These increases were partially offset by decreased gains on the sale of available for sale securities of $0.2 million between 2014 and 2015.
Management has set a strategic goal for the percentage that noninterest income represents of total revenues (net interest income plus noninterest income before gains or losses on sales of securities available for sale and premises and equipment and impairment of investment securities) at 25%. In 2015, noninterest income comprised 18.3% of total revenues, compared with 20.4% for 2014 and 21.4% for 2013. The decline between 2015 and 2014 was due to Central having lower level of noninterest income as a percentage of total revenues than the pre-merger Company. We expect that continued management focus on growing our insurance agency revenues and increasing the rate of growth in our trust and investment services revenues will gradually reverse this decline going forward, even as mortgage origination and loan servicing fees stabilize or decrease as a percentage of noninterest income.
The increase in noninterest income for 2014 compared to 2013 was primarily due to the gains on the sale of available for sale securities for the year ended December 31, 2014 of $1.2 million, an increase of $1.1 million from $0.1 million for the same period of 2013. Another significant contributor to the overall increase in noninterest income was improvement in trust, investment, and insurance fees, which increased to $5.8 million for the year ended December 31, 2014, an improvement of $0.4 million, or 8.0%, from $5.4 million for the same period in 2013. This increase was primarily attributable to increased trust department and investment center fee income. We also experienced an increase in service charges and fees on deposit accounts of $0.3 million in 2014 compared to 2013, primarily due to greater demand deposit service charge income as the result of a review and adjustment of deposit account service charges during the year ended December 31, 2014. These increases were partially offset by a decrease in mortgage origination and loan servicing fees which declined to $1.6 million in the year ended December 31, 2014, from $3.2 million in the year ended December 31, 2013, mainly due to a lower level of origination of loans sold on the secondary market, as refinancing activity slowed.

Noninterest Expense

	For the Year Ended December 31,
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$41,865	$24,918	$16,947	68.0%	$24,918	$24,596	$322	1.3%
Net occupancy and equipment expense	9,975	6,293	3,682	58.5	6,293	6,356	(63)	(1.0)
Professional fees	4,929	3,606	1,323	36.7	3,606	2,622	984	37.5
Data processing expense	2,659	1,565	1,094	69.9	1,565	1,452	113	7.8
FDIC insurance expense	1,397	964	433	44.9	964	1,066	(102)	(9.6)
Amortization of intangible assets	3,271	547	2,724	498.0	547	663	(116)	(17.5)
Other operating expense	9,080	5,520	3,560	64.5	5,520	5,332	188	3.5
Total noninterest expense	$73,176	$43,413	$29,763	68.6%	$43,413	$42,087	$1,326	3.2%
Noninterest expense increased to $73.2 million for the year ended December 31, 2015 compared with $43.4 million for the year ended December 31, 2014, an increase of $29.8 million, or 68.6%. The increase was mainly due to the inclusion of expenses related to the closing of the merger and eight months of post-merger expenses. Salaries and employee benefits increased $16.9 million, or 68.0%, from the year ended December 31, 2014 to the year ended December 31, 2015, primarily as a result of the increase in number of employees as a result of the merger. We expect salaries and employee benefits expense to increase in 2016 due to having a full year of the increased number of employees of the Company after the merger. Merger-related expenses paid were $3.5 million ($3.0 million after tax) for the year ended December 31, 2015, compared to $1.1 million ($1.0 million after tax) for the year ended December 31, 2014. These expenses are reflected mainly in professional fees expense of $4.9 million during the year ended December 31, 2015, compared to professional fees expense of $3.6 million for the year ended December 31, 2014, and an increase of $3.6 million, or 64.5%, in other operating expense for the year of 2015 compared to the same period a year ago. Amortization on intangible assets increased $2.7 million, to $3.3 million for the year ended December 31, 2015 compared with $0.5 million for the year ended December 31, 2014, due to eight months of amortization on the addition of $14.2 million of merger-related intangibles. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements.
In 2014 noninterest expense increased to $43.4 million for the year ended December 31, 2014 compared with $42.1 million for the year ended December 31, 2013, an increase of $1.3 million, or 3.2%. The increase was mainly due to $1.1 million ($1.0 million after tax) of expenses related to the Central merger. These expenses are reflected mainly in increased professional fees expense of $1.0 million during the year ended December 31, 2014 compared to 2013. Salaries and employee benefits increased to $24.9 million for the year of 2014, compared with $24.6 million for the same period of 2013, an increase of $0.3 million, or 1.3%. Other operating expenses increased $0.2 million, or 3.5%, due primarily to increased loan and collection expenses. These increases were partially offset by decreases in both amortization expense and FDIC insurance expense for the year of 2014 compared with the year of 2013.
Full-time equivalent employee levels were 648, 374 and 376 at December 31, 2015, 2014 and 2013, respectively .
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 23.7% for 2015 compared with 27.5% for 2014. The lower effective rate in 2015 was primarily due to the recognition of the estimated income tax benefit of rehabilitation and historic tax credits on the Company’s headquarters building in the amount of $2.3 million for the year 2015, which was offset in part by a change in the level of taxable income between the comparable periods because of the merger. Income tax expense increased by $0.8 million to $7.8 million in 2015 compared to tax expense of $7.0 million for 2014 due primarily to increased taxable income.
Income taxes increased by $0.4 million for 2014 compared with 2013 due to increased taxable income. The effective income tax rate as a percentage of income before tax was 27.5% for 2014, compared with 26.3% for 2013.

Financial Condition - December 31, 2015 and 2014
Summary
Our total assets increased $1.18 billion, or 65.5%, to $2.98 billion as of December 31, 2015 from $1.80 billion as of December 31, 2014. This growth resulted primarily from merger-related increased loan balances of $1.02 billion, the addition of $78.7 million in goodwill and other intangible assets, a rise of $66.9 million in investment securities held to maturity, and a $38.4 million increase in premises and equipment, net. These increases were somewhat offset by decreases in the balance of investment securities available for sale of $47.7 million, and a decline in loan pool participations, net, of $19.3 million, due to sale of the loan pool participations in June 2015. Our loan-to-deposit ratio, including loan pool participations, increased to 87.4% at year-end 2015 compared to 81.9% at year-end 2014, with our target range being between 80% and 90%. The rise in this ratio is reflective of not only the merger but also our success in obtaining quality loan growth in our local markets. Goodwill and other intangibles, net increased to $64.5 million and $19.1 million, respectively, as a result of the merger.
Total liabilities increased by $1.08 billion from December 31, 2014 to December 31, 2015. Our deposits increased $1.05 billion, or 74.9%, to $2.46 billion as of December 31, 2015 from $1.41 billion at December 31, 2014, primarily due to the merger. The increase in deposits was concentrated in non-interest bearing demand deposits and interest-bearing checking accounts, with increasess also seen in all other deposit categories. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program decreased by $3.2 million in 2015 to $2.9 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (“ICS”) program decreased by $7.4 million to $20.3 million. We have an internal policy limit on brokered deposits of not more than 10% of our total assets. At December 31, 2015 brokered deposits were 0.8% of our total assets. FHLB borrowings were $87.0 million at December 31, 2015 compared to $93.0 million at December 31, 2014, a decrease of $6.0 million, or 6.5%. Junior subordinated notes issued to capital trusts increased from $15.5 million at December 31, 2014 to $23.6 million at December 31, 2015 as a result of the merger. As a result of merger financing needs, we added long-term debt with a balance of $22.5 million at December 31, 2015. Federal funds purchased decreased by $15.9 million as a result of normal business cash need fluctuations.
Shareholders’ equity increased by $103.4 million primarily due to the merger, as well as 2015 net income of $25.1 million and a net increase of $0.6 million in treasury stock, partially offset by the payment of $6.3 million in cash dividends to common shareholders and a decrease in accumulated other comprehensive income of $1.9 million, reflecting the market value change of our portfolio of investment securities available for sale.

	December 31,	December 31,
	2015	2014	$ Change	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$427,241	$474,942	$(47,701)	(10.0)%
Investment securities held to maturity	118,423	51,524	66,899	129.8
Net loans	2,132,515	1,116,156	1,016,359	91.1
Loan pool participations, net	—	19,332	(19,332)	(100.0)
Premises and equipment	76,202	37,770	38,432	101.8
Goodwill	64,548	—	64,548	NM
Other intangible assets, net	19,141	8,259	10,882	131.8
Total Assets	$2,979,975	$1,800,302	$1,179,673	65.5%
Liabilities
Deposits:
Noninterest bearing	$559,586	$214,461	$345,125	160.9%
Interest bearing	1,903,935	1,194,081	709,854	59.4
Total deposits	2,463,521	1,408,542	1,054,979	74.9
Federal Home Loan Bank borrowings	87,000	93,000	(6,000)	(6.5)
Junior subordinated notes issued to capital trusts	23,587	15,464	8,123	52.5
Long-term debt	22,500	—	22,500	NM
Total liabilities	$2,683,797	$1,607,571	$1,076,226	66.9%
Shareholders’ equity	$296,178	$192,731	$103,447	53.7%
NM - Percentage change not considered meaningful.

Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Investment securities serve as a source of liquidity, and the size of the portfolio varies along with fluctuations in levels of deposits and loans. Our investment securities portfolio totaled $545.7 million at December 31, 2015 compared to $526.5 million at December 31, 2014. The increase was due primarily to the assumption of $160.8 million in investment securities in the merger, partially offset by the sale of investment securities to fund a portion of the merger consideration.

Securities available for sale are carried at fair value. As of December 31, 2015, the fair value of our securities available for sale was $427.2 million and the amortized cost was $421.7 million. There were $7.8 million of gross unrealized gains and $2.3 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized gain of $5.5 million. The after-tax effect of this unrealized gain has been included in shareholders’ equity. The ratio of the fair value as a percentage of amortized cost decreased compared to December 31, 2014, due to an increase in interest rates, particularly in the market for long-term municipal securities, during 2015.
U.S. treasury and U.S. government agency securities as a percentage of total securities decreased to 6.2% at December 31, 2015, from 9.4% at December 31, 2014, while obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities increased to 45.8% at December 31, 2015, from 44.6% at December 31, 2014. Investments in mortgage-backed securities and collateralized mortgage obligations also increased to 36.3% of total securities at December 31, 2015, as compared to 35.6% of total securities at December 31, 2014. As of December 31, 2015 and 2014, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on these securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to significant credit-related losses.
We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows and prepayment risk, as well as the liquidity position and the interest rate risk profile of the Company.
As of December 31, 2013, our investment portfolio included an investment in collateralized debt obligations that were backed by trust preferred securities issued by banks, thrifts and insurance companies. These six securities had an original cost of $9.8 million, but, due to several impairment charges recognized between 2008 and 2012, the book value of these securities at December 31, 2013, had been reduced to $2.1 million. Two of the securities were written down to a value of zero, and a third was being liquidated by the investment’s trustee as of December 31, 2013, and we had established a receivable which reflected our expected cash payment. The remaining three securities had an average book value of 42.2% of their original face value. The market for these securities at December 31, 2013 was considered to be inactive and markets for similar securities were also not active. The valuation of these securities involved an assessment of the financial strength of the individual institutions that comprise the collateral for the bonds. Future default probabilities were assigned based on these measurements of financial strength. Other factors in the valuation included contractual terms of the cash flow waterfall (for both interest and principal), collateralization testing and events of default/liquidation. Based on our cash flow analysis, we had determined that not all contractual cash flows would be received; however, no additional other-than-temporary impairment charges were recorded during 2013. On January 27, 2014, we sold our remaining five collateralized debt obligation investment securities for a net gain on sale of $0.8 million.
The composition of securities available for sale was as follows:

	December 31,
	2015	2014	2013
(dollars in thousands)
Securities available for sale
U.S. Treasury	$6,910	$—	$—
U.S. Government agency securities and corporations	26,653	49,375	44,939
States and political subdivisions	183,384	195,199	210,796
Mortgage-backed securities	57,062	32,463	39,285
Collateralized mortgage obligations	106,404	146,132	169,223
Collateralized debt obligations	—	—	1,317
Corporate debt securities	45,566	48,741	29,944
Other securities	1,262	3,032	3,057
Fair value of securities available for sale	$427,241	$474,942	$498,561
Amortized cost	$421,740	$466,387	$496,892
Fair value as a percentage of amortized cost	101.30%	101.83%	100.34%

Securities held to maturity are carried at amortized cost. As of December 31, 2015, the amortized cost of these securities was $118.4 million and the fair value was $118.2 million.

The composition of securities held to maturity was as follows:

	December 31,
	2015	2014	2013
(dollars in thousands)
Securities held to maturity
States and political subdivisions	$66,454	$39,704	$19,888
Mortgage-backed securities	3,920	22	28
Collateralized mortgage obligations	30,505	8,531	9,447
Corporate debt securities	17,544	3,267	3,262
Amortized cost	$118,423	$51,524	$32,625
Fair value of securities held to maturity	$118,234	$51,253	$30,191
Fair value as a percentage of amortized cost	99.84%	99.47%	92.54%
See Note 3. “Investment Securities,’’ and Note 20. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements for additional information related to the investment portfolio.
The maturities, carrying values and weighted average yields of debt securities as of December 31, 2015 were:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Treasury	$—	—%	$6,910	1.61%	$—	—%	$—	—%
U.S. Government agency securities and corporations	10,435	1.67	15,072	1.76	1,146	2.04	—	—
States and political subdivisions (2)	14,870	4.65	50,206	4.31	99,606	4.77	18,702	4.57
Mortgage-backed securities (3)	—	—	6,112	2.24	28,649	2.32	22,301	1.92
Collateralized mortgage obligations (3)	—	—	11,660	1.52	6,772	2.26	87,972	2.08
Corporate debt securities	10,050	1.82	29,931	1.87	5,585	1.67	—	—
Total debt securities available for sale	$35,355	2.97%	$119,891	2.85%	$141,758	4.01%	$128,975	2.41%

Securities held to maturity: (1)
U.S. Government agency securities and corporations	$—	—%	$—	—%	$—	—%	$—	—%
States and political subdivisions (2)	417	8.90	3,254	4.13	36,191	4.00	26,592	4.94
Mortgage-backed securities (3)	—	—	—	—	20	6.00	3,900	2.74
Collateralized mortgage obligations (3)	—	—	—	—	—	—	30,505	1.99
Corporate debt securities	—	—	2,384	1.26	13,531	2.78	1,629	2.61
Total debt securities held to maturity	$417	8.90%	$5,638	2.92%	$49,742	3.67%	$62,626	3.31%
Total debt investment securities	$35,772	3.04%	$125,529	2.85%	$191,500	3.92%	$191,601	2.70%
(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 35% (the applicable federal income tax rate as of December 31, 2015)
(3) These securities are presented based upon contractual maturities.
As of December 31, 2015, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	As of December 31,
	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$121,714	5.7%	$104,809	9.3%	$97,167	8.9%	$84,726	8.2%	$89,298	9.1%
Commercial and industrial	467,412	21.7	303,108	26.7	262,368	24.1	237,193	22.9	239,990	24.3
Credit cards	1,377	0.1	1,246	0.1	1,028	0.1	1,001	0.1	934	0.1
Overdrafts	1,483	0.1	744	0.1	537	0.1	759	0.1	885	0.1
Commercial real estate:
Construction & development	120,753	5.6	59,383	5.2	72,589	6.6	86,794	8.4	73,258	7.4
Farmland	89,084	4.1	83,700	7.4	85,475	7.9	81,063	7.8	74,454	7.6
Multifamily	121,763	5.7	54,886	4.8	55,443	5.1	47,758	4.6	34,719	3.5
Commercial real estate-other	660,341	30.7	228,552	20.2	220,917	20.3	224,369	21.7	213,608	21.7
Total commercial real estate	991,941	46.1	426,521	37.6	434,424	39.9	439,984	42.5	396,039	40.2
Residential real estate:
One- to four- family first liens	428,233	19.9	219,314	19.4	220,668	20.3	197,742	19.1	175,429	17.8
One- to four- family junior liens	102,273	4.7	53,297	4.7	53,458	4.9	55,134	5.3	63,419	6.4
Total residential real estate	530,506	24.6	272,611	24.1	274,126	25.2	252,876	24.4	238,848	24.2
Consumer	37,509	1.7	23,480	2.1	18,762	1.7	18,745	1.8	20,179	2.0
Total loans	$2,151,942	100.0%	$1,132,519	100.0%	$1,088,412	100.0%	$1,035,284	100.0%	$986,173	100.0%
Total assets	$2,979,975		$1,800,302		$1,755,218		$1,792,819		$1,695,244
Loans to total assets		72.2%		62.9%		62.0%		57.7%		58.2%
Our loan portfolio, before allowance for loan losses, increased 90.0% to $2.15 billion as of December 31, 2015 from $1.13 billion at December 31, 2014, primarily as a result of the merger. While all loan categories saw merger-related increased balances, the increases were primarily concentrated in commercial real estate loans, which increased $565.4 million, or 132.6%, to $991.9 million as of December 31, 2015, from $426.5 million as of December 31, 2014. Within commercial real estate, other commercial real estate increased $431.8 million, or 188.9%, multifamily increased $66.9 million, or 121.8%, construction and development increased $61.4 million, or 103.3%, and farmland loans increased $5.4 million, or 6.4%, between December 31, 2015 and December 31, 2014. Residential real estate loans increased $257.9 million, or 94.6%, and commercial and industrial loans increased $164.3 million, or 54.2%, to $467.4 million between the same dates. Agricultural loans increased $16.9 million, or 16.1%, to $121.7 million as of December 31, 2015, from $104.8 million at December 31, 2014. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $437.3 million and $271.0 million as of December 31, 2015 and 2014, respectively.
Our loan to deposit ratio increased to 87.4% at year end 2015 from 81.9% at the end of 2014, with our target range for this ratio being between 80% and 90%. The increase in this ratio is reflective of the merger as well as increased demand for loans in our market areas.

The following table sets forth remaining maturities and rate types of selected loans at December 31, 2015:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due In			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$98,926	$17,381	$5,407	$121,714	$8,114	$90,812	$17,023	$5,765
Commercial and industrial	194,385	172,427	100,600	467,412	101,665	92,720	194,428	78,599
Credit cards	1,377	—	—	1,377	—	1,377	—	—
Overdrafts	1,483	—	—	1,483	1,483	—	—	—
Commercial real estate:
Construction & development	72,771	38,159	9,823	120,753	34,162	38,609	34,010	13,972
Farmland	18,451	39,982	30,651	89,084	17,463	988	46,654	23,979
Multifamily	12,773	45,076	63,914	121,763	12,122	651	74,392	34,598
Commercial real estate-other	102,797	333,721	223,823	660,341	93,816	8,981	352,749	204,795
Total commercial real estate	206,792	456,938	328,211	991,941	157,563	49,229	507,805	277,344
Residential real estate:
One- to four- family first liens	52,915	148,197	227,121	428,233	50,426	2,489	221,406	153,912
One- to four- family junior liens	12,962	45,406	43,905	102,273	10,717	2,245	57,600	31,711
Total residential real estate	65,877	193,603	271,026	530,506	61,143	4,734	279,006	185,623
Consumer	17,066	18,875	1,568	37,509	16,395	671	20,415	28
Total loans	$585,906	$859,224	$706,812	$2,151,942	$346,363	$239,543	$1,018,677	$547,359
Of the $786.9 million of variable rate loans, approximately $539.4 million, or 68.6%, are subject to interest rate floors, with a weighted average floor rate of 4.52%.
Nonperforming Assets
It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured with marketable collateral and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2015	2014	2013	2012	2011
(dollars in thousands)
90 days or more past due and still accruing interest	$284	$848	$1,385	$572	$1,054
Troubled debt restructure	7,232	8,918	9,151	7,144	6,135
Nonaccrual	4,012	3,255	3,240	2,938	10,917
Total nonperforming loans	11,528	13,021	13,776	10,654	18,106
Other real estate owned	8,834	1,916	1,770	3,278	4,033
Total nonperforming loans and nonperforming other assets	$20,362	$14,937	$15,546	$13,932	$22,139
Nonperforming loans to loans, before allowance for loan losses	0.54%	1.15%	1.27%	1.03%	1.84%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	0.95%	1.32%	1.43%	1.35%	2.24%
We experienced a merger-related increase in total nonperforming assets during 2015 as compared to 2014. Total nonperforming assets were $20.4 million at December 31, 2015, compared to $14.9 million at December 31, 2014, a $5.4 million, or 36.3%, increase. Nonperforming loans decreased $1.5 million during 2015, with a $6.9 million increase in nonperforming other assets (other real estate owned). The largest category of nonperforming loans was commercial real estate loans, with a balance of $4.1 million at December 31, 2015. The remaining nonperforming loans consisted of $3.1 million in agricultural, $2.6 million in residential real estate, and $1.7 million in commercial and industrial. The increase in other real estate owned (“OREO”) was primarily attributable to the merger, with a portion of the increased other real estate owned being covered under loss-sharing or similar credit protection agreements with the FDIC. All of the OREO property was acquired through foreclosures and we are actively working to sell all properties held as of December 31, 2015. Other real estate is carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2015 and December 31, 2014:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
(in thousands)
2015
Agricultural	$—	$2,901	$172	$3,073
Commercial and industrial	—	1,122	575	1,697
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	—	95	95
Farmland	80	2,209	20	2,309
Multifamily	—	—	224	224
Commercial real estate-other	—	—	1,452	1,452
Total commercial real estate	80	2,209	1,791	4,080
Residential real estate:
One- to four- family first liens	199	972	1,182	2,353
One- to four- family junior liens	—	13	281	294
Total residential real estate	199	985	1,463	2,647
Consumer	5	15	11	31
Total	$284	$7,232	$4,012	$11,528
2014
Agricultural	$—	$3,027	$—	$3,027
Commercial and industrial	66	2,217	479	2,762
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	—	83	83
Farmland	—	2,268	24	2,292
Multifamily	—	—	—	—
Commercial real estate-other	—	255	1,200	1,455
Total commercial real estate	—	2,523	1,307	3,830
Residential real estate:
One- to four- family first liens	780	1,119	1,261	3,160
One- to four- family junior liens	—	14	192	206
Total residential real estate	780	1,133	1,453	3,366
Consumer	2	18	16	36
Total	$848	$8,918	$3,255	$13,021
Not included in the loans above as of December 31, 2015, were purchased credit impaired loans with an outstanding balance of $33.0 million, net of a discount of $7.4 million.
Nonperforming loans decreased from $13.0 million, or 1.15% of total bank loans, at December 31, 2014, to $11.5 million, or 0.54% of total bank loans, at December 31, 2015. At December 31, 2015, nonperforming loans consisted of $4.0 million in nonaccrual loans, $7.2 million in troubled debt restructures (“TDRs”) and $0.3 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $3.3 million, TDRs of $8.9 million, and loans past due 90 days or more and still accruing of $0.8 million at December 31, 2014. The decrease in overall nonperforming loans was primarily due to payments collected from TDR-status borrowers. Loans 90 days past due and still accruing interest decreased $0.6 million between December 31, 2014 and December 31, 2015, while nonaccrual loans increased by $0.8 million between these dates due primarily to the addition of three commercial real estate loans totaling $1.7 million. Bank loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $8.5 million at December 31, 2015, compared with $3.9 million at December 31, 2014, primarily due to the merger. At December 31, 2015, other real estate owned (not included in nonperforming loans) was $8.8 million, up from $1.9 million of other real estate owned at December 31, 2014, again, as a result of the merger. During the year of 2015, the Company had a net increase of 44 properties to other real estate owned, including 45 properties that were added as a result of the merger. As of December 31, 2015, the allowance for loan losses was $19.4 million, or 0.90% of total loans, compared with $16.4 million, or 1.44% of total loans, at December 31, 2014. The decrease in the ratio of the allowance for loan losses to total loans was due to the purchased loans acquired in the merger being recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. The allowance for loan losses represented 168.52% of nonperforming loans at December 31, 2015, compared with 125.67% of nonperforming loans at December 31, 2014.
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
The gross interest income that would have been recorded in the years ended December 31, 2015, 2014 and 2013 if the nonaccrual and TDRs had been current in accordance with their original terms was $0.8 million, $0.9 million, and $0.6 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.3 million, $0.5 million, and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Loan Review and Classification Process for Agricultural Loans, Commercial and Industrial Loans, and Commercial Real Estate Loans at MidWestOne Bank:
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
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans at Central Bank:
Central Bank has a loan classification process that starts with the relationship managers who are ultimately responsible for properly risk rating the loans in their portfolio. A 9-point scale is used with ratings 1-5 as Pass; 6 Watch (potential weakness); 7 Substandard (well defined weakness); 8 Doubtful; and 9 Loss. When a loan officer originates a new loan, renews an existing loan or performs an annual review, either a loan presentation or a summary comment is created which summarizes the current financial condition of that customer. A formal evaluation of its risk rating is done at this time. The lender is also responsible for monitoring their portfolio throughout the course of the year and proactively reacting to changing conditions by making any risk rating adjustments.
On a quarterly basis the Chief Credit Officer of MidWestOne Bank, Chief Credit Officer of Central Bank and Senior Vice President of Special Assets of Central Bank meet with each Market President and review their watch list, past due report and past due real estate taxes report. The action plans for watch list credits are reviewed at these meetings and adjustments are made as needed. Each watch list credit is labeled either “Retain” or “Exit” with those labeled “Exit” transferred to special assets. On a monthly basis the board of directors of Central Bank reviews: a watch list containing watch list credits greater than $500,000; a summary report of loans removed from the watch list; and a summary report of any additions to the list.
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
Each 7 rated credit is reviewed for impairment. If the loan is determined to be impaired, an impairment worksheet is completed which focuses on updating the collateral values based on the current market conditions. These worksheets are updated on a quarterly basis by either the lender or analyst and reviewed and compiled by credit administration. Credit administration sends the compiled impairment information to the finance department for the allowance calculation.
After Central Bank merges into MidWestOne Bank, we anticipate that the loan review and classification process will be standardized across all branches.
Restructured Loans
We restructure loans for our customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances. We consider the customer's past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan. All of the following factors are indicators that the Company has granted a concession (one or multiple items may be present):

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
During the year ended December 31, 2015 one loan was added to reported TDRs, and two were removed due to payoff. The new addition was a residential real estate loan that was granted a rate concession due to financial difficulties being experienced by the borrower. Of the two that were paid off, one was a residential real estate first lien that had received a rate concession, and the other was a commercial and industrial credit which had been granted a rate concession.
During the year ended December 31, 2014 one loan was added to reported TDRs, and three were removed due to payoff. The new addition was a residential real estate loan that was granted a rate concession due to financial difficulties being experienced by the borrower. Of the three that were paid off, one was a home equity loan that had received a rate concession, and the other two were commercial real estate-other credits which had both been granted extensions to their maturity dates.
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of December 31, 2015 and December 31, 2014 is as follows:

	December 31,
	2015	2014
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,232	$8,918
Not in compliance with modified terms - on nonaccrual status	458	522
Total restructured loans	$7,690	$9,440

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2015	2014	2013	2012	2011
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$2,151,942	$1,132,519	$1,088,412	$1,035,284	$986,173
Average amount of loans outstanding for the period (net of unearned interest)	$1,962,846	$1,092,280	$1,059,356	$1,001,259	$953,392
Allowance for loan losses at beginning of period (1)	$16,363	$16,179	$15,957	$15,676	$15,167
Charge-offs:
Agricultural	$245	$26	$39	$—	$425
Commercial and industrial	639	673	695	2,323	1,434
Credit cards	53	12	95	22	6
Overdrafts	44	37	64	41	78
Commercial real estate:
Construction & development	193	86	342	23	488
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	58
Commercial real estate-other	660	79	203	106	734
Total commercial real estate	853	165	545	129	1,280
Residential real estate:
One- to four- family first liens	653	349	170	438	447
One- to four- family junior liens	87	60	116	99	56
Total residential real estate	740	409	286	537	503
Consumer	48	39	83	49	75
Total charge-offs	$2,622	$1,361	$1,807	$3,101	$3,801
Recoveries:
Agricultural	$1	$10	$36	$507	$67
Commercial and industrial	372	215	68	423	571
Credit cards	—	2	2	—	2
Overdrafts	11	13	6	8	19
Commercial real estate:
Construction & development	—	38	—	10	113
Farmland	4	—	1	1	2
Multifamily	—	—	4	—	—
Commercial real estate-other	3	23	474	13	29
Total commercial real estate	7	61	479	24	144
Residential real estate:
One- to four- family first liens	131	18	24	29	22
One- to four- family junior liens	12	4	43	2	11
Total residential real estate	143	22	67	31	33
Consumer	20	22	21	10	124
Total recoveries	$554	$345	$679	$1,003	$960
Net loans charged off	$2,068	$1,016	$1,128	$2,098	$2,841
Provision for loan losses	5,132	1,200	1,350	2,379	3,350
Allowance for loan losses at end of period	$19,427	$16,363	$16,179	$15,957	$15,676
Net loans charged off to average loans	0.11%	0.09%	0.11%	0.21%	0.30%
Allowance for loan losses to total loans at end of period	0.90%	1.44%	1.49%	1.54%	1.59%
(1) Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan portfolio segments as of December 31 for each of the years indicated:

	December 31,
	2015		2014		2013		2012		2011
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$1,417	7.3%	$1,506	9.2%	$1,358	8.4%	$1,026	6.4%	$1,209	7.7%
Commercial and industrial	5,451	28.1	5,780	35.3	4,980	30.8	4,599	28.8	5,380	34.3
Commercial real estate	8,556	44.0	4,399	26.9	5,294	32.7	5,767	36.2	5,171	33.0
Residential real estate	3,968	20.4	3,167	19.4	3,185	19.7	3,007	18.9	3,501	22.3
Consumer	409	2.1	323	2.0	275	1.7	356	2.2	167	1.1
Unallocated	(374)	(1.9)	1,188	7.2	1,087	6.7	1,202	7.5	248	1.6
Total	$19,427	100.0%	$16,363	100.0%	$16,179	100.0%	$15,957	100.0%	$15,676	100.0%
This table indicates measured growth in the allowance for loan losses as of December 31, 2015, as compared to December 31, 2014. While we remain within our internally identified “indicated range” (between 15% above and 5% below the “indicated reserve.”) for the allowance for loan losses.These unallocated amounts are due to those overall factors impacting the ALLL that are not captured in detailed loan category calculations.
There were no changes to our methodology for determining the allowance for loan losses during the year of 2015. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the respective bank’s board of directors on a quarterly basis. At December 31, 2015, there were 10 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 48 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 16 of these equity loans and other financial institutions have the first lien on the remaining 32. There were also 68 commercial real estate loans without credit enhancement that exceed the supervisory LTV guidelines.
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
Loan Pool Participations
As of December 31, 2015, we had no loan pool participations, net, down from $19.3 million at December 31, 2014. This decrease was due to the sale of the complete investment to an unaffiliated purchaser in June 2015, with a net loss on the sale of $0.4 million.
Premises and Equipment
As of December 31, 2015, premises and equipment totaled $76.2 million, an increase of $38.4 million, or 101.8%, from $37.8 million at December 31, 2014. This increase was primarily due to the merger, as well as two ongoing major construction projects, both in our Iowa City market. In August 2013, we entered into a contract for the restoration and remodeling of the building which serves as the main office of MidWestOne Bank and headquarters of the Company. The estimated cost of the restoration and remodeling is $13.8 million, and it is anticipated that the project will be completed in April 2016. In December 2013, we entered into a contract for the construction of a new Home Mortgage and Operations Center with an estimated cost of design and construction of $16.0 million. This project was considered complete at the end of 2015. We expect the balance of premises and equipment to stabilize in the future as the remaining project is completed in 2016.
Goodwill and Other Intangible Assets
Goodwill increased from zero as of December 31, 2014, to $64.5 million as of December 31, 2015 due to the merger with Central. Other intangible assets increased $10.9 million, or 131.8%, to $19.1 million at December 31, 2015 compared to

December 31, 2014, due to the merger-related addition of a $12.8 million core deposit intangible and a $1.4 million trade name intangible, along with normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Deposits
Deposits increased $1.05 billion, or 74.9%, during the year ended December 31, 2015 primarily due to the merger.
The average balance of non-interest-bearing accounts increased $280.2 million, or 134.7%, from 2014 to 2015. The average balance of interest-bearing demand deposits increased $256.1 million, or 42.4%, and the average balance of savings accounts increased by $176.4 million, or 171.5% between 2014 and 2015. The aggregate average balance of time deposits increased by $179.2 million, or 38.2%, from 2014 to 2015, primarily in deposits under $100,000.

	Year Ended December 31,
	2015			2014			2013			2012			2011
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$488,312	21.4%	NA	$208,071	15.0%	NA	$204,185	15.0%	NA	$170,841	12.8%	NA	$149,033	11.8%	NA
Interest-bearing demand (NOW and money market)	859,945	37.8	0.31%	603,812	43.7	0.36%	581,723	42.8	0.41%	521,757	39.1	0.58%	470,792	37.3	0.83%
Savings	279,230	12.3	0.13	102,850	7.4	0.14	96,034	7.1	0.15	83,030	6.2	0.17	73,813	5.8	0.27
Time deposits	648,516	28.5	0.75	469,351	33.9	1.00	477,537	35.1	1.35	559,847	41.9	1.57	569,067	45.1	1.97
Total deposits	$2,276,003	100.0%	0.35%	$1,384,084	100.0%	0.51%	$1,359,479	100.0%	0.66%	$1,335,475	100.0%	0.90%	$1,262,705	100.0%	1.21%
Certificates of deposit and other time deposits of $100,000 and over at December 31, 2015 had the following maturities:

(in thousands)
Three months or less	$54,311
Over three through six months	61,978
Over six months through one year	71,122
Over one year	114,417
Total	$301,828
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $87.0 million as of December 31, 2015 compared with $93.0 million as of December 31, 2014. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.6 million as of December 31, 2015, an increase of $8.1 million, or 52.5%, from $15.5 million at December 31, 2014. This increase was due to junior subordinated notes that were assumed by us from Central in the recently completed merger. See Note 11. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $22.5 million was outstanding as of December 31, 2015. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.

The following table sets forth the distribution of borrowed funds and weighted average interest rates thereon at the end of each of the last three years.

	December 31,
	2015		2014		2013
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$67,463	0.31%	$78,229	0.28%	$66,665	0.21%
FHLB borrowings	87,000	1.64	93,000	1.88	106,900	2.10
Junior subordinated notes issued to capital trusts	23,587	2.71	15,464	1.82	15,464	1.84
Long-term debt	22,500	2.17	—	—	—	—
Total	$200,550	1.38%	$186,693	1.20%	$189,029	1.41%
The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Federal funds purchased and repurchase agreements	$102,009	$78,229	$74,573
FHLB borrowings	93,000	110,900	152,156
Junior subordinated notes issued to capital trusts	24,743	15,464	15,464
Subordinated note	12,099	—	—
Long-term debt	25,000	—	—
Total	$256,851	$204,593	$242,193
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$69,498	0.30%	$59,012	0.22%	$63,604	0.26%
FHLB borrowings	86,614	1.68	103,515	2.02	128,567	2.09
Junior subordinated notes issued to capital trusts	20,868	2.84	15,464	1.82	15,464	1.84
Subordinated note	1,805	8.98	—	—	—	—
Long-term debt	16,527	2.26	—	—	—	—
Total	$195,312	1.43%	$177,991	1.41%	$207,635	1.51%

Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2015:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$650,096	$391,097	$217,436	$41,556	$7
Federal funds purchased and repurchase agreements	68,963	68,963	—	—	—
FHLB borrowings	87,000	22,000	29,000	29,000	7,000
Junior subordinated notes issued to capital trusts	23,587	—	—	—	23,587
Long-term debt	22,500	5,000	10,000	7,500	—
Noncancelable operating leases and capital lease obligations	1,682	160	449	447	626
Total	$853,828	$487,220	$256,885	$78,503	$31,220
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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance-sheet transactions are more fully discussed in Note 18 to our consolidated financial statements.
The following table summarizes our off-balance-sheet commitments by expiration period, as of December 31, 2015:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to extend credit	$417,927	$253,722	$135,106	$14,534	$14,565
Commitments to sell loans	3,187	3,187	—	—	—
Standby letters of credit	16,146	8,877	7,147	115	7
Total	$437,260	$265,786	$142,253	$14,649	$14,572
Capital Resources
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines were changed by the Basel III Rule, which became effective on January 1, 2015. Pursuant to the Basel III Rule, the Company and Banks, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or Banks to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Prior to January 1, 2015, the Banks were subject to capital requirements under Basel I, and there were no capital requirements for the Company. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Banks’ capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2015, both the Banks and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Banks elected to retain the prior treatment for accumulated other comprehensive income (“AOCI”), which previously did not affect regulatory capital; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components from regulatory capital. See Note 17. “Regulatory Capital Requirements and Restrictions on Subsidiary Cash” to our consolidated financial statements for additional information related to our regulatory capital ratios.
Beginning January 1, 2016, the Basel III Rule implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of Common Equity Tier 1 Capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. Starting on January 1, 2016, the Company and Banks are expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point the Common Equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.
On July 17, 2014, our board of directors approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. Pursuant to the new program, we may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of our management. The repurchase program does not require us to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During 2014 under the July 17, 2014 repurchase program we repurchased $1.2 million of common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of December 31, 2015. In 2015 we repurchased no shares of common stock.
On February 15, 2015, 20,900 restricted stock units were granted to certain officers of the Company. Additionally, during the year of 2015, 23,123 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,210 shares were surrendered by grantees to satisfy tax requirements, and 925 nonvested restricted stock units were forfeited. During 2015, 8,414 shares of common stock were issued in connection with the exercise of previously issued stock options, and 147 options were forfeited.
On May 1, 2015, in connection with the Central merger, the Company issued 2,723,083 shares of its common stock. On June 22, 2015, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors, pursuant to which, on June 23, 2015, the Company sold an aggregate of 300,000 newly issued shares of the Company’s common stock at a purchase price of $28.00 per share. Each of the purchasers was an existing shareholder of the Company.
On May 15, 2015, 6,700 restricted stock units were granted to certain incoming officers of the Company related to the Central merger, and 6,500 restricted stock units were granted to the directors of the Company. See Note 15. “Stock Compensation Plans” to our consolidated financial statements for additional information related to our stock compensation program.
Liquidity
Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis. We adjust our investments in liquid assets based upon management’s assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. Excess liquidity is invested generally in short-term U.S. government and agency securities, short- and medium-term state and political subdivision securities, and other investment securities.
Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period.
Liquid assets on hand are summarized in the table below:

	Year Ended December 31,
	2015	2014	2013
(dollars in thousands)
Cash and due from banks	$44,199	$23,028	$24,516
Interest-bearing deposits	2,731	381	374
Federal funds sold	167	—	—
Total	$47,097	$23,409	$24,890
Percentage of average total assets	1.7%	1.3%	1.4%

Generally, our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our Federal Funds lines of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate advances from the FHLB that were obtained at a more favorable cost than deposits of comparable maturity. We generally managed the pricing of our deposits to maintain a steady deposit base but from time to time decided not to pay rates on deposits as high as our competition. Our banking subsidiaries also maintain unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary.
As of December 31, 2015, we had $22.5 million of long-term debt outstanding to an unaffiliated banking organization. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.6 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 11. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $32.7 million for the year ended December 31, 2015 and $23.3 million for the year ended December 31, 2014.
As of December 31, 2015, we had outstanding commitments to extend credit to borrowers of $417.9 million, standby letters of credit of $16.1 million, and commitments to sell loans of $3.2 million. Certificates of deposit maturing in one year or less totaled $391.1 million as of December 31, 2015. We believe that a significant portion of these deposits will remain with us upon maturity.
Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it is difficult to assess the overall impact. The price of one or more of the components of the Consumer Price Index may fluctuate considerably and thereby influence the overall Consumer Price Index without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans held by financial institutions. In addition, higher short-term interest rates caused by inflation tend to increase financial institutions’ cost of funds. In other years, the reverse situation may occur.

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
Net cash provided by operating activities was $32.7 million during 2015, compared with $23.3 million in 2014 and $28.3 million in 2013. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $2.4 million outflow for 2015, compared to an outflow of $0.4 million for 2014 and a $0.8 million net inflow for 2013.

Net cash provided by investing activities was $5.0 million during 2015, compared with net cash used of $47.4 million in 2014 and $5.4 million used in 2013. During 2015, 2014, and 2013, securities transactions accounted for a net cash inflows of $137.7 million, $11.3 million, and $41.1 million, respectively. Net origination of loans and principal received from loan pools resulted in $86.9 million in cash outflows for 2015, compared to a $39.7 million outflow for 2014 and a $44.4 million outflow in 2013. Net cash used to acquire Central Bancshares, Inc. was $35.6 million.
Net cash used in financing activities was $14.0 million during 2015, compared with net cash provided of $22.7 million in 2014, and net cash used of $45.2 million in 2013. Sources of cash for 2015 included $25.0 million of new long-term borrowings, $7.9 million proceeds from the issuance of common stock, and a $5.8 million increase in net deposits, partially offset by a net decrease of $15.9 million in federal funds purchased, $12.7 million to redeem a subordinated note, and a net decrease in FHLB borrowings of $6.0 million. In 2014, main sources of cash were a $33.6 million increase in net deposits, and a net increase of $11.9 million in federal funds purchased, partially offset by a net decrease in FHLB borrowings of $13.9 million. In 2013, decreases in deposits of $24.8 million, a net decrease in FHLB borrowings of $13.3 million, and a net decrease of $7.6 million in securities sold under agreement to repurchase were partially offset by a net increase in federal funds purchased of $5.5 million.
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
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds position of both MidWestOne Bank and Central Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, MidWestOne Bank and Central Bank have unsecured federal funds lines totaling $95.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for both MidWestOne Bank and Central Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of MidWestOne Bank and Central Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of December 31, 2015, MidWestOne Bank and Central Bank had $87.0 million in outstanding FHLB borrowings, leaving $270.3 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2015.

Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. MidWestOne Bank and Central Bank each have a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2015, the banks had combined municipal securities with an approximate market value of $13.1 million pledged for liquidity purposes.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). The change in the Company’s interest rate profile between December 31, 2014 and December 31, 2015 is largely attributable to the acquisition of Central. The Company liquidated certain investment securities in order to provide for the cash portion of the deal consideration. Selling fixed-rate securities made the Company less liability sensitive. In addition, Central Bank’s interest rate risk position is asset sensitive - more than off-setting the Company’s heretofore modest liability sensitivity.
MidWestOne Bank’s and Central Bank’s ALCOs meet regularly and are responsible for reviewing their respective interest rate sensitivity positions and establishing policies to monitor and limit exposure to interest rate risk. Our asset  and  liability  committees  seek  to  manage interest  rate  risk  under a  variety of rate  environments  by structuring  our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical  changes  in  market interest  rates,  numerous  other  assumptions  are  made, such  as  prepayment  speeds  on  loans  and securities backed by mortgages, the  slope  of the Treasury yield-curve, the  rates  and volumes of our deposits, and the  rates  and volumes of our loans. There are two primary tools used to evaluate interest rate risk: net interest income simulation and economic value of equity ("EVE"). In addition, interest rate gap is reviewed to monitor asset and liability repricing over various time periods.
Net Interest Income Simulation: Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates and the shape of the yield curve. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings and events outside management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing.

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points.

	Immediate Change in Rates
	+100	+200
(dollars in thousands)
December 31, 2015
Dollar change	$636	$1,616
Percent change	0.7%	1.7%

December 31, 2014
Dollar change	$(369)	$(491)
Percent change	(0.7)%	(0.9)%
As of December 31, 2015, 39.9% of the Company’s earning asset balances will reprice or are expected to pay down in the next 12 months and 46.0% of the Company’s deposit balances are low cost or no cost deposits.

Economic Value of Equity: Management also uses EVE to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. EVE analysis addresses only the current balance sheet and does not incorporate the run-off replacement assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, EVE analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.
Interest Rate Gap: The interest rate gap is the difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period and represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, or a rise or decline in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We have also audited Note 22 to the 2013 financial statements to retrospectively apply the addition of a footnote for reporting segments as described in Note 22. In our opinion, such additions are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 financial statements of the Company other than in respect to Note 22 and, accordingly, we do not express an opinion or any other form of assurance on the 2013 financial statements taken as a whole.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 and Note 22 for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2016 expressed an unqualified opinion on the effectiveness of MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting.
/s/ RSM US LLP
Cedar Rapids, Iowa
March 3, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.:
We have audited, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 22, the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of MidWestOne Financial Group, Inc. and subsidiaries (the Company) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 22, present fairly, in all material respects, the results of operations and the cash flows of MidWestOne Financial Group, Inc. and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 22 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

/s/ KPMG LLP
Des Moines, Iowa
March 6, 2014

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(dollars in thousands)

	2015	2014
ASSETS
Cash and due from banks	$44,199	$23,028
Interest-bearing deposits in banks	2,731	381
Federal funds sold	167	—
Cash and cash equivalents	47,097	23,409
Investment securities:
Available for sale	427,241	474,942
Held to maturity (fair value of $118,234 as of December 31, 2015 and $51,253 as of December 31, 2014)	118,423	51,524
Loans held for sale	3,187	801
Loans	2,151,942	1,132,519
Allowance for loan losses	(19,427)	(16,363)
Net loans	2,132,515	1,116,156
Loan pool participations, net	—	19,332
Premises and equipment, net	76,202	37,770
Accrued interest receivable	13,736	10,898
Goodwill	64,548	—
Other intangible assets, net	19,141	8,259
Bank-owned life insurance	46,295	38,142
Other real estate owned	8,834	1,916
Deferred income taxes	947	3,078
Other assets	21,809	14,075
Total assets	$2,979,975	$1,800,302
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$559,586	$214,461
Interest-bearing checking	1,064,350	618,540
Savings	189,489	102,527
Certificates of deposit under $100,000	348,268	235,395
Certificates of deposit $100,000 and over	301,828	237,619
Total deposits	2,463,521	1,408,542
Federal funds purchased	1,500	17,408
Securities sold under agreements to repurchase	67,463	60,821
Federal Home Loan Bank borrowings	87,000	93,000
Junior subordinated notes issued to capital trusts	23,587	15,464
Long-term debt	22,500	—
Deferred compensation liability	5,132	3,393
Accrued interest payable	1,507	863
Other liabilities	11,587	8,080
Total liabilities	2,683,797	1,607,571
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $1.00 par value; authorized 15,000,000 shares at December 31, 2015 and December 31, 2014; issued 11,713,481 shares at December 31, 2015 and 8,690,398 shares at December 31, 2014; outstanding 11,408,773 shares at December 31, 2015 and 8,355,666 shares at December 31, 2014	11,713	8,690
Additional paid-in capital	163,487	80,537
Treasury stock at cost, 304,708 shares as of December 31, 2015 and 334,732 shares at December 31, 2014	(6,331)	(6,945)
Retained earnings	123,901	105,127
Accumulated other comprehensive income	3,408	5,322
Total shareholders' equity	296,178	192,731
Total liabilities and shareholders' equity	$2,979,975	$1,800,302
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

	2015	2014	2013
Interest income:
Interest and fees on loans	$86,544	$48,466	$48,828
Interest and discount on loan pool participations	798	1,516	2,046
Interest on bank deposits	70	38	16
Interest on federal funds sold	1	8	1
Interest on investment securities:
Taxable securities	7,734	8,921	9,905
Tax-exempt securities	5,553	5,455	5,298
Total interest income	100,700	64,404	66,094
Interest expense:
Interest on deposits:
Interest-bearing checking	2,627	2,168	2,362
Savings	360	145	140
Certificates of deposit under $100,000	2,445	2,701	4,239
Certificates of deposit $100,000 and over	2,406	2,013	2,214
Total interest expense on deposits	7,838	7,027	8,955
Interest on federal funds purchased	34	8	38
Interest on securities sold under agreements to repurchase	176	119	128
Interest on Federal Home Loan Bank borrowings	1,451	2,092	2,686
Interest on other borrowings	22	24	29
Interest on junior subordinated notes issued to capital trusts	592	281	296
Interest on subordinated notes	162	—	—
Interest on long-term debt	373	—	—
Total interest expense	10,648	9,551	12,132
Net interest income	90,052	54,853	53,962
Provision for loan losses	5,132	1,200	1,350
Net interest income after provision for loan losses	84,920	53,653	52,612
Noninterest income:
Trust, investment, and insurance fees	6,005	5,771	5,345
Service charges and fees on deposit accounts	4,401	3,279	2,980
Mortgage origination and loan servicing fees	2,756	1,554	3,209
Other service charges, commissions and fees	5,742	2,381	2,210
Bank-owned life insurance income	1,307	1,102	922
Gain on sale or call of available for sale securities	1,011	1,227	65
Loss on sale of premises and equipment	(29)	(1)	(3)
Total noninterest income	21,193	15,313	14,728
Noninterest expense:
Salaries and employee benefits	41,865	24,918	24,596
Net occupancy and equipment expense	9,975	6,293	6,356
Professional fees	4,929	3,606	2,622
Data processing expense	2,659	1,565	1,452
FDIC insurance expense	1,397	964	1,066
Amortization of intangible assets	3,271	547	663
Other operating expense	9,080	5,520	5,332
Total noninterest expense	73,176	43,413	42,087
Income before income tax expense	32,937	25,553	25,253
Income tax expense	7,819	7,031	6,646
Net income	$25,118	$18,522	$18,607
Earnings per share:
Basic	$2.42	$2.20	$2.19
Diluted	$2.42	$2.19	$2.18
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

	2015	2014	2013
Net income	$25,118	$18,522	$18,607

Other comprehensive income, available for sale securities:
Unrealized holding gains (losses) arising during period	(2,046)	8,114	(15,920)
Reclassification adjustment for gains included in net income	(1,011)	(1,227)	(65)
Income tax (expense) benefit	1,143	(2,614)	5,984
Other comprehensive income (loss) on available for sale securities	(1,914)	4,273	(10,001)
Total other comprehensive income (loss)	$(1,914)	$4,273	$(10,001)
Comprehensive income	$23,204	$22,795	$8,606
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$—	$8,690	$80,383	$(3,316)	$77,125	$11,050	$173,932
Net income	—	—	—	—	18,607	—	18,607
Dividends paid on common stock ($0.50 per share)	—	—	—	—	(4,259)	—	(4,259)
Stock options exercised (56,314 shares)	—	—	9	296	—	—	305
Release/lapse of restriction on RSUs (19,585 shares)	—	—	(270)	285	—	—	15
Repurchase of common stock (40,713 shares)	—	—	—	(967)	—	—	(967)
Stock compensation	—	—	384	—	—	—	384
Other comprehensive loss, net of tax	—	—	—	—	—	(10,001)	(10,001)
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	18,522	—	18,522
Dividends paid on common stock ($0.58 per share)	—	—	—	—	(4,868)	—	(4,868)
Stock options exercised (15,419 shares)	—	—	(26)	285	—	—	259
Release/lapse of restriction on RSUs (27,491 shares)	—	—	(436)	459	—	—	23
Repurchase of common stock (165,766 shares)	—	—	—	(3,987)	—	—	(3,987)
Stock compensation	—	—	493	—	—	—	493
Other comprehensive income, net of tax	—	—	—	—	—	4,273	4,273
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	25,118	—	25,118
Issuance of common stock due to business combination (2,723,083 shares)	—	2,723	75,172	—	—	—	77,895
Issuance of common stock - private placement (300,000 shares), net of expenses	—	300	7,600	—	—	—	7,900
Dividends paid on common stock ($0.60 per share)	—	—	—	—	(6,344)	—	(6,344)
Stock options exercised (8,414 shares)	—	—	(40)	169	—	—	129
Release/lapse of restriction on RSUs (23,123 shares)	—	—	(416)	445	—	—	29
Stock compensation	—	—	634	—	—	—	634
Other comprehensive loss, net of tax	—	—	—	—	—	(1,914)	(1,914)
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$25,118	$18,522	$18,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,132	1,200	1,350
Depreciation, amortization and accretion	8,388	4,226	5,162
Loss on sale of premises and equipment	29	1	3
Deferred income tax expense (benefit)	1,300	2,502	(1,454)
Stock-based compensation	634	493	384
Net gain on sale or call of available for sale securities	(1,011)	(1,227)	(65)
Net (gain) loss on sale of other real estate owned	(332)	(74)	115
Net gain on sale of loans held for sale	(1,794)	(507)	(1,237)
Writedown of other real estate owned	—	66	33
Origination of loans held for sale	(129,129)	(42,410)	(82,282)
Proceeds from sales of loans held for sale	128,537	42,473	84,357
Increase in accrued interest receivable	(167)	(489)	(117)
Increase in cash value of bank-owned life insurance	(1,307)	(1,102)	(922)
Decrease in other assets	3,037	485	5,822
(Decrease) increase in deferred compensation liability	83	(76)	(86)
Decrease in accounts payable, accrued expenses, and other liabilities	(5,810)	(819)	(1,410)
Net cash provided by operating activities	$32,708	$23,264	$28,260
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$116,829	$33,457	$12,447
Proceeds from maturities and calls of available for sale securities	70,806	64,669	103,200
Purchases of available for sale securities	(25,424)	(67,892)	(74,582)
Proceeds from maturities and calls of held to maturity securities	4,669	1,147	1,232
Purchases of held to maturity securities	(29,182)	(20,052)	(1,185)
Increase in loans	(106,278)	(45,911)	(54,477)
Decrease in loan pool participations, net	19,332	6,201	10,117
Purchases of premises and equipment	(14,869)	(12,320)	(4,521)
Proceeds from sale of other real estate owned	3,594	650	1,581
Proceeds from sale of premises and equipment	1,132	57	18
Proceeds from sale of assets held for sale	—	—	764
Proceeds of principal and earnings from bank-owned life insurance	—	488	—
Purchases of bank-owned life insurance	—	(7,930)	—
Net cash paid in business acquisition (Note 2)	(35,596)	—	—
Net cash provided by (used in) investing activities	$5,013	$(47,436)	$(5,406)
Cash flows from financing activities:
Net increase (decrease) in deposits	$5,812	$33,600	$(24,791)
Net increase (decrease) in federal funds purchased	(15,908)	11,926	5,482
Net decrease in securities sold under agreements to repurchase	(9,482)	(362)	(7,640)
Proceeds from Federal Home Loan Bank borrowings	24,000	26,000	166,000
Repayment of Federal Home Loan Bank borrowings	(30,000)	(39,900)	(179,300)
Proceeds from exercise of stock options	158	282	320
Redemption of subordinated note	(12,669)	—	—
Proceeds from long-term debt	25,000	—	—
Payments on long-term debt	(2,500)	—	—
Dividends paid	(6,344)	(4,868)	(4,259)
Issuance of common stock, net of expenses	7,900	—	—
Repurchase of common stock	—	(3,987)	(967)
Net cash provided by (used in) financing activities	$(14,033)	$22,691	$(45,155)
Net increase (decrease) in cash and cash equivalents	$23,688	$(1,481)	$(22,301)
Cash and cash equivalents:
Beginning of period	23,409	$24,890	$47,191
Ending balance	$47,097	$23,409	$24,890

	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,004	$9,453	$12,842
Cash paid during the period for income taxes	7,677	4,144	7,961
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,760	$788	$221

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Investment securities	$160,775	$—	$—
Loans	916,973	—	—
Premises and equipment	27,908	—	—
Goodwill	64,548	—	—
Core deposit intangible	12,773	—	—
Trade name intangible	1,380	—	—
FDIC indemnification asset	3,753	—	—
Other real estate owned	8,420	—	—
Other assets	14,588	—	—
Total noncash assets acquired	1,211,118	—	—

Liabilities assumed:
Deposits	1,049,167	—	—
Short-term borrowings	16,124	—	—
Junior subordinated notes issued to capital trusts	8,050	—	—
Subordinated note payable	12,669	—	—
Other liabilities	11,617	—	—
Total liabilities assumed	$1,097,627	$—	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: The Company is a bank holding company registered under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns all of the outstanding common stock of MidWestOne Bank, Iowa City, all of the outstanding common stock of Central Bank, Golden Valley, Minnesota, and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. MidWestOne Bank is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers through 24 offices in central and east-central Iowa. Central Bank has 19 offices, primarily in the Twin Cities metro area with offices in Minnesota and western Wisconsin. Additionally, Central Bank operates two Florida offices in Naples and Fort Myers. We expect Central Bank to merge into MidWestOne Bank in the 2nd quarter of 2016. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The banks are actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The Wealth Management area of MidWestOne Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing other management services to customers.

On May 1, 2015, we consummated a merger with Central Bancshares, Inc. (“Central”), a Minnesota corporation. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of MidWestOne. Central Bank has operated, since 1988, as a community bank and has strong roots in the communities it serves. Per the merger agreement, each of the outstanding shares of Central common stock was converted into the pro rata portion of 2,723,083 shares of Company common stock and $64.0 million in cash. (See Note 2. “Business Combination” for additional information.)

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

Certain significant estimates: The allowance for loan losses, fair value of assets acquired and liabilities assumed in a business combination, annual impairment testing of goodwill, and the fair values of investment securities and other financial instruments involve certain significant estimates made by management. These estimates are reviewed by management routinely, and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly-owned subsidiaries which include MidWestOne Bank and Central Bank, both of which are state chartered banks whose primary federal regulator is the Federal Deposit Insurance Corporation, and MidWestOne Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Trust assets, other than cash deposits held by MidWestOne Bank in a fiduciary or agency capacity for its customers, are not included in the accompanying consolidated financial statements because such accounts are not assets of the MidWestOne Bank.

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

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, amounts due from banks, and federal funds sold. Cash flows from portfolio loans originated by the banks, deposits, federal funds purchased, and securities sold under agreements to repurchase are reported net.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash receipts and cash payments resulting from acquisitions and sales of loans originated for sale are classified as operating cash flows on a gross basis in the consolidated statements of cash flows.

The nature of the Company’s business requires that it maintain amounts due from banks that, at times, may exceed federally insured limits. In the opinion of management, no material risk of loss exists due to the various correspondent banks financial condition and the fact that they are well capitalized.

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

The Company carries its investment securities at fair value, and the Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about assumptions that market participants would use, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are required to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) discussed in more detail in Note 20 to the consolidated financial statements. Available for sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized.

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

Purchased loans: All purchased loans (nonimpaired and impaired) are initially measured at fair value as of the acquisition date in accordance with applicable authoritative accounting guidance. Credit discounts are included in the determination of fair value. An allowance for loan losses is not recorded at the acquisition date for loans purchased.

Individual loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are referred to herein as “purchased credit impaired loans.” In determining the acquisition date fair vale and estimated credit losses of purchased credit impaired loans, and in subsequent accounting, the Company accounts for loans individually. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or valuation allowance.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected cash flows at the purchase date in excess of the fair value of loans, if any, are recorded as interest income over the expected life of the loans if the timing and amount of future cash flows are reasonably estimable. Subsequent to the purchased date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an allowance for loan losses and a provision for loan losses. If the Company does not have the information necessary to reasonable estimate cash flows to be expected, it may use the cost-recovery method or cash-basis method of income recognition.
Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans are similar to originated loans. The remaining differences between the purchase price and the unpaid balance at the date of acquisition are recorded in interest income over the life of the loan.

Covered assets and indemnification asset: As part of the Central Bank transaction, the Company assumed loss-share or similar credit protection agreements with the FDIC. Loans and other real estate owned covered under these agreements are reported respectively in loans or other real estate owned. The loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected collections from the FDIC.

When cash flow estimates are adjusted downward for a particular loan, the FDIC indemnification asset is increased. An allowance for loan and lease losses is established for the impairment of the loans. A provision for credit losses is recognized for the decrease in cash flows and the FDIC indemnification asset is increased. When cash flow estimates are adjusted upward for a particular loan, the FDIC indemnification asset is decreased. The difference between the decrease in the FDIC indemnification asset and the increase in cash flows is accreted over the estimated life of the loan. When cash flow estimates are adjusted downward for covered foreclosed real estate, the FDIC indemnification asset is increased. A charge is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows. When cash flow estimates are adjusted upward for covered foreclosed real estate, the FDIC indemnification asset is decreased. Any write-down after the transfer to covered foreclosed real estate is reversed. In applicable scenarios, the claw-back liability for amounts owed to the FDIC for better than expected performance will increase or decrease accordingly.

Subsequent to initial recording, the indemnification asset is subject to impairment testing. Additionally, if expected cash flows on covered assets increase, the Company accounts for the associated decrease in the indemnification asset by amortizing the change over the lessor of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. The related FDIC indemnification assets are included in other assets, and there was no impairment recorded in 2015.

Loan Pool Participations: The Company acquired its loan pool participations from the Former MidwestOne during the merger and continued in this business following the merger. However, in 2010, the Company made the decision to exit this line of business, and all remaining loan pool participations were sold in June 2015.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include: payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.

Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment unless they meet the definition of a troubled debt restructure.

Transfers of financial assets: Revenue from the origination and sale of loans in the secondary market is recognized upon the transfer of financial assets and accounted for as sales when control over the assets has been surrendered. The Company also sells participation interests in some large loans originated, to non-affiliated entities. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Revenue recognition: Trust fees, deposit account service charges and other fees are recognized when payment is received for the services (cash basis), which generally occurs at the time the services are provided.

Credit-related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. The Company records a liability to the extent losses on its commitments to lend are probable.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the unit level. The Company did not recognize impairment losses during the year ended December 31, 2015. Any future impairment will be recorded as noninterest expense in the period of assessment. Certain other intangible assets that have finite lives are amortized over the remaining useful lives.

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

Income taxes: The Company and/or its subsidiaries currently file tax returns in all states and local taxing jurisdictions which impose corporate income, franchise or other taxes. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of the taxing jurisdiction. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2015 and 2014.

Common stock: On January 15, 2013, the Company's board of directors announced the renewal of the Company's share repurchase program, extending the expiration of the program to December 31, 2014 and increasing the remaining amount of authorized repurchases under the program to $5.0 million from the approximately $2.4 million of authorized repurchases that had previously remained. Pursuant to the program, the Company could continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase would be solely in the discretion of the Company's management. The repurchase program did not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program would depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. In 2013, we repurchased 113,566 shares of common stock at a cost of $2.8 million.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2015 we repurchased no shares of common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of December 31, 2015.

In addition, as part of the agreement with Central, the Company issued 2,723,083 shares of Company common stock to Central’s shareholders upon consummation of the transaction.

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

The components of accumulated other comprehensive income, included in shareholders’ equity, net of tax, are as follows:

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Unrealized gains on securities available for sale, net of tax	$3,408	$5,322	$1,049
Accumulated other comprehensive income, net of tax	$3,408	$5,322	$1,049

Recent Accounting Pronouncements
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update provides guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure, most commonly those offered by the Federal Housing Administration of the U.S. Department of Housing and Urban Development, and the U.S. Department of Veterans Affairs. The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and 3) at the time of foreclosure, an amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The accounting changes in this update are effective for public companies for annual periods, and the interim periods within those annual periods, beginning after December 15, 2014. Early application is permitted under certain circumstances. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only), will likely require changes to current methodologies of determining these vales, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The new standard applies to public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the effect of this guidance on the Company’s consolidated financial statements.

Note 2.	Business Combination

On May 1, 2015, the Company acquired all of the equity interests of Central Bancshares, Inc., a bank holding company and the parent company of Central Bank, a commercial bank headquartered in Golden Valley, Minnesota, through the merger of Central with and into the Company. Among other things, this transaction provided the Company with the opportunity to expand the business into new markets and grow the size of the business. At the effective time of the merger, each share of common stock of Central converted into a pro rata portion of (1) 2,723,083 shares of common stock of the Company, and (2) $64.0 million in cash.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Central exceeded the net assets acquired, provisional goodwill of $64.5 million has been recorded on the acquisition. Goodwill recorded in this transaction, which reflects the entry into the geographically new markets served by Central, has been allocated to our Central Bank segment. Goodwill recorded in the transaction is not tax deductible. The fair value of certain assets and liabilities and results recognized in the financial statements for the business combination have been determined only provisionally as of year-end 2015. Deferred taxes remain provisional as the Company continues the process of determining the impact of Central Bank’s movement from an S-Corp to a C-Corp at the merger date. The recorded value of a deferred tax liability of $2.0 million has been recognized in the financial statements for the business combination as provisional as of year-end 2015. Any future changes in the amount of deferred taxes will impact the amount of goodwill associated with the merger transaction. The Company expects to obtain the additional information needed to finalize this amount in the first quarter of 2016, following the filing of the income tax return for pre-merger Central. All other amounts recognized for the business combination in the financial statements have been determined to be final as of December 31, 2015.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair values of assets acquired and liabilities assumed in the Central transaction, as of the closing date of the transaction, were as follows:

(in thousands)	May 1, 2015
ASSETS
Cash and due from banks	$28,404
Investment securities	160,775
Loans	916,973
Premises and equipment	27,908
Goodwill	64,548
Core deposit intangible	12,773
Trade name intangible	1,380
FDIC indemnification asset	3,753
Other real estate owned	8,420
Other assets	14,588
Total assets	1,239,522
LIABILITIES
Deposits	1,049,167
Short-term borrowings	16,124
Junior subordinated notes issued to capital trusts	8,050
Subordinated notes payable	12,669
Accrued expenses and other liabilities	11,617
Total liabilities	1,097,627
Net assets	141,895

Consideration:
Market value of common stock at $29.31 per share at May 1, 2015 (2,723,083 shares of common stock issued), net of stock illiquidity discount due to restrictions	77,895
Cash paid	64,000
Total fair value of consideration	$141,895
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the purchased loans as of the acquisition date:

(in thousands)	Purchased Credit Impaired Loans	Purchased Non-Credit Impaired Loans
Contractually required principal payments	$36,886	$905,314
Nonaccretable difference	(6,675)	—
Principal cash flows expected to be collected	30,211	905,314
Accretable discount(1)	(1,882)	(16,670)
Fair value of acquired loans	$28,329	$888,644
(1) Included in the accretable discount for Purchased Non-Credit Impaired Loans is approximately $10.4 million of estimated undiscounted principal losses.
Disclosures required by ASC 805-20-50-1(a) concerning the FDIC indemnification assets have not been included due to the immateriality of the amount involved. See Note 4 “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to the FDIC indemnification asset.

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

The Company recorded $3.5 million in pre-tax merger-related expenses for the year ended 2015, including professional and legal fees of $1.9 million to directly consummate the merger. These amounts are included in professional fees in the Company’s consolidated statements of operations. The remainder of merger-related expenses primarily relate to retention and severance compensation costs in the amount of $0.6 million, which are included in salaries and employee benefits in the consolidated statements of operations, and $1.0 million of service contract termination and miscellaneous costs, which are included in other operating expenses.

During the measurement period, specifically the three months ended December 31, 2015, the Company recognized adjustments to the provisional amounts reported at September 30, 2015, which reflect new information that existed as of May 1, 2015 that, if known, would have affected the measurement of the amounts recognized as of that date. In its interim financial statements for the year ended December 31, 2015, the Company adjusted the provisional amounts for deferred taxes. The results of this adjustment is reflected in the $1.4 million increase to goodwill during the quarter ended December 31, 2015. The provisional adjustments had no impact on earnings, and in accordance with ASU 2015-16 were recorded during the three months ending December 31, 2015.

The following table provides the unaudited pro forma information for the results of operations for the year ended December 31, 2015 and 2014, as if the acquisition had occurred January 1, 2014. The pro forma results combine the historical results of Central into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments, including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. The merger-related expenses that have been recognized are included in net income in the table below.

	Year Ended
	December 31,
(in thousands)	2015	2014
Total revenues (net interest income plus noninterest income)	$128,613	$130,502
Net income	$25,799	$24,430
The pro forma information above excludes the impact of any provision recorded related to renewing Central loans. Revenues and earnings included in the consolidated statements of operations of the acquired company since the acquisition date were $41.3 million and $7.0 million for the year ended December 31, 2015.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2015
U.S. Treasury securities	$6,931	$—	$21	$6,910
U.S. Government agencies and corporations	26,600	99	46	26,653
State and political subdivisions	176,794	6,662	72	183,384
Mortgage-backed securities	56,950	569	457	57,062
Collateralized mortgage obligations	107,613	321	1,530	106,404
Corporate debt securities	45,602	50	86	45,566
Total debt securities	420,490	7,701	2,212	425,979
Other equity securities	1,250	50	38	1,262
Total investment securities	$421,740	$7,751	$2,250	$427,241

December 31, 2014
U.S. Government agencies and corporations	$49,392	$248	$265	$49,375
State and political subdivisions	187,276	8,113	190	195,199
Mortgage-backed securities	30,965	1,498	—	32,463
Collateralized mortgage obligations	147,412	813	2,093	146,132
Corporate debt securities	48,656	188	103	48,741
Total debt securities	463,701	10,860	2,651	471,910
Other equity securities	2,686	380	34	3,032
Total investment securities	$466,387	$11,240	$2,685	$474,942

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2015
State and political subdivisions	$66,454	$928	$110	$67,272
Mortgage-backed securities	3,920	4	38	3,886
Collateralized mortgage obligations	30,505	1	459	30,047
Corporate debt securities	17,544	—	515	17,029
Total	$118,423	$933	$1,122	$118,234

December 31, 2014
State and political subdivisions	$39,704	$370	$252	$39,822
Mortgage-backed securities	22	3	—	25
Collateralized mortgage obligations	8,531	—	233	8,298
Corporate debt securities	3,267	—	159	3,108
Total	$51,524	$373	$644	$51,253

Investment securities with a market value of $321.6 million and $200.7 million at December 31, 2015 and 2014, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of December 31, 2015 and December 31, 2014. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following presents information pertaining to securities with gross unrealized losses as of December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Treasury securities	1	$6,910	$21	$—	$—	$6,910	$21
U.S. Government agencies and corporations	1	4,890	46	—	—	4,890	46
State and political subdivisions	22	8,419	24	3,177	48	11,596	72
Mortgage-backed securities	27	37,753	457	—	—	37,753	457
Collateralized mortgage obligations	23	56,447	420	31,253	1,110	87,700	1,530
Corporate debt securities	8	30,496	86	—	—	30,496	86
Other equity securities	1	—	—	962	38	962	38
Total	83	$144,915	$1,054	$35,392	$1,196	$180,307	$2,250

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	4	$9,946	$11	$15,018	$254	$24,964	$265
State and political subdivisions	46	3,024	18	10,728	172	13,752	190
Collateralized mortgage obligations	14	14,971	123	68,370	1,970	83,341	2,093
Corporate debt securities	7	23,024	50	3,400	53	26,424	103
Other equity securities	1	—	—	966	34	966	34
Total	72	$50,965	$202	$98,482	$2,483	$149,447	$2,685

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	32	$9,345	$93	$2,040	$17	$11,385	$110
Mortgage-backed securities	5	3,723	38	—	—	3,723	38
Collateralized mortgage obligations	7	22,571	320	7,416	139	29,987	459
Corporate debt securities	6	15,606	309	680	206	16,286	515
Total	50	$51,245	$760	$10,136	$362	$61,381	$1,122

		As of December 31, 2014
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	29	$5,322	$190	$9,144	$62	$14,466	$252
Collateralized mortgage obligations	1	—	—	8,298	233	8,298	233
Corporate debt securities	2	2,358	27	750	132	3,108	159
Total	32	$7,680	$217	$18,192	$427	$25,872	$644
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

As of December 31, 2015 and 2014, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.

At December 31, 2015, approximately 56% of the municipal obligations held by the Company were Iowa-based, and approximately 22% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of its cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of December 31, 2015 and 2014.

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

As of December 31, 2015, the Company owned $0.3 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the years ended December 31, 2015 and 2014, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to market prices that are above the Company's original purchase price.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward of credit losses on fixed maturity securities recognized in net income:

	Year Ended December 31,
	2015	2014
(in thousands)
Beginning balance	$—	$6,639
Reductions to credit losses:
Securities with previous other than temporary impairments, due to sale	—	(6,639)
Ending balance	$—	$—

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

The contractual maturity distribution of investment debt securities at December 31, 2015, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$35,139	$35,355	$417	$417
Due after one year through five years	100,588	102,119	5,638	5,634
Due after five years through ten years	101,972	106,337	49,722	49,941
Due after ten years	18,228	18,702	28,221	28,309
Debt securities without a single maturity date	164,563	163,466	34,425	33,933
Total	$420,490	$425,979	$118,423	$118,234

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans, and guaranteed by U.S. government agencies. Experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Other equity securities available for sale with an amortized cost of $1.3 million and a fair value of $1.3 million are also excluded from this table.

Proceeds from the sales of investment securities available for sale during 2015 were $116.8 million. During 2014 there were $33.5 million sales of investment securities available for sale, while in 2013 there were $12.4 million sales of investment securities available for sale.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,265	$1,463	$144
Gross realized losses	(442)	(236)	(79)
	823	1,227	65
Equity securities:
Gross realized gains	188	—	—
Gross realized losses	—	—	—
	188	—	—
Total net realized gains and losses	$1,011	$1,227	$65

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Loans Receivable and the Allowance for Loan Losses

The composition of allowance for loan losses and loans by portfolio segment, as of December 31, 2015 and 2014, were as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of December 31, 2015 and 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2015
Allowance for loan losses:
Individually evaluated for impairment	$51	$489	$2,786	$387	$1	$—	$3,714
Collectively evaluated for impairment	1,366	4,962	5,718	3,539	408	(374)	15,619
Purchased credit impaired loans	—	—	52	42	—	—	94
Total	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Loans receivable
Individually evaluated for impairment	$3,072	$7,718	$23,697	$5,725	$26	$—	$40,238
Collectively evaluated for impairment	118,642	461,275	950,207	517,482	38,506	—	2,086,112
Purchased credit impaired loans	$—	$256	$18,037	$7,299	$—	$—	25,592
Total	$121,714	$469,249	$991,941	$530,506	$38,532	$—	$2,151,942

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2014
Allowance for loan losses:
Individually evaluated for impairment	$88	$206	$226	$623	$2	$—	$1,145
Collectively evaluated for impairment	1,418	5,574	4,173	2,544	321	1,188	15,218
Total	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Loans receivable
Individually evaluated for impairment	$3,027	$3,168	$3,916	$3,341	$34	$—	$13,486
Collectively evaluated for impairment	101,782	301,732	422,605	269,270	23,644	—	1,119,033
Total	$104,809	$304,900	$426,521	$272,611	$23,678	$—	$1,132,519

Included above as of December 31, 2015, are loans with a contractual balance of $108.7 million and a recorded balance of $103.0 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 7. “Other Assets.”

As of December 31, 2015, the purchased credit impaired loans above are $33.0 million, net of a discount of $7.4 million.

Loans with unpaid principal in the amount of $558.8 million and $404.4 million at December 31, 2015 and December 31, 2014, respectively, were pledged to the FHLB as collateral for borrowings.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses by portfolio segment, as of December 31, 2015, 2014, and 2013, were as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2015, 2014, and 2013
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	(245)	(692)	(853)	(740)	(92)	—	(2,622)
Recoveries	1	372	7	143	31	—	554
Provision	155	(9)	5,003	1,398	147	(1,562)	5,132
Ending balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	(26)	(685)	(165)	(409)	(76)	—	(1,361)
Recoveries	10	217	61	22	35	—	345
Provision	164	1,268	(791)	369	89	101	1,200
Ending balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
2013
Beginning balance	$1,026	$4,599	$5,767	$3,007	$356	$1,202	$15,957
Charge-offs	(39)	(790)	(545)	(286)	(147)	—	(1,807)
Recoveries	36	70	479	67	27	—	679
Provision	335	1,101	(407)	397	39	(115)	1,350
Ending balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When it is determined that a loan requires a partial or full charge-off, a request for approval of a charge-off is submitted to the Company's President, Executive Vice President and Chief Credit Officer, and the Senior Regional Loan officer. The respective bank's board of directors formally approves all loan charge-offs. Once a loan is charged-off, it cannot be restructured and returned to the Company's books.

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

All loans deemed troubled debt restructure or “TDR” are considered impaired. A loan is considered a TDR when the Company, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. All of the following factors are potential indicators that the Company has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following tables set forth information on the Company's TDRs by class of financing receivable occurring during the stated periods:

	For the Year Ended December 31,
	2015			2014			2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial and industrial
Extended maturity date	0	—	—	1	1,405	1,405	10	1,546	1,546
Commercial real estate:
Commercial real estate-other
Extended maturity date	0	—	—	0	—	—	2	165	136
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	151	151	1	285	292	2	164	169
Extended maturity date	0	—	—	0	—	—	1	66	69
One- to four- family junior liens
Interest rate reduction	0	—	—	0	—	—	1	8	13
Total	1	$151	$151	2	$1,690	$1,697	16	$1,949	$1,933
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended December 31,
	2015		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial real estate:
Commercial real estate-other
Extended maturity date	0	—	0	—	1	69
Residential real estate:
One- to four- family first liens
Interest rate reduction	0	—	0	—	1	111
Total	0	$—	0	$—	2	$180
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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of our loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Company’s existing portfolio.

The items listed above are used to determine the reserve percentage for "pass" rated loans percentage for loans evaluated collectively. Due to the inherent risks associated with special mention risk rated loans and based on the Company’s historical experience (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at two times the pass allocation factor to reflect this increased risk exposure. In addition, non-impaired loans classified as substandard loans carry greater risk than special mention loans, and as such, this subset is reserved at six times the pass allocation. Further, non-impaired loans less than $0.2 million that are past due 60 - 89 days or 90 days and over, are respectively classified as special mention or substandard. They are given an increased loan loss allocation of 25% or 50%, respectively, above the five-year historical loss rate of the specific loan type.

The Allowance for Loan and Lease Losses - Loan Pool Participations
Until the Company’s sale of its remaining loan pool participations in June 2015, the Company required the maintenance of an adequate allowance for loan pool participation losses in order to cover estimated probable losses. Charge-offs were netted against the income the Company received, so the balance in the loan pool reserve was not affected and remained stable. In essence, a provision for loan losses was made that was equal to the quarterly charge-offs, which was deducted from income received from the loan pools. By maintaining a sufficient reserve to cover the next quarter’s charge-offs, the Company would have sufficient reserves in place should no income be collected from the loan pools during the quarter. In the event the estimated charge-offs provided by the servicer were greater than the loan pool ALLL, an additional provision was made to cover the difference between the current ALLL and the estimated charge-offs provided by the servicer.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s loans by internally assigned credit quality indicators at December 31, 2015 and 2014:

	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
(in thousands)
2015
Agricultural	$111,361	$8,536	$1,817	$—	$—	$121,714
Commercial and industrial	436,857	12,893	17,652	10	—	467,412
Credit cards	1,354	19	4	—	—	1,377
Overdrafts	1,168	100	215	—	—	1,483
Commercial real estate:
Construction & development	114,640	2,406	3,707	—	—	120,753
Farmland	82,442	2,408	4,234	—	—	89,084
Multifamily	119,139	371	2,253	—	—	121,763
Commercial real estate-other	609,651	19,402	31,288	—	—	660,341
Total commercial real estate	925,872	24,587	41,482	—	—	991,941
Residential real estate:
One- to four- family first liens	410,143	4,813	13,042	235	—	428,233
One- to four- family junior liens	96,223	1,782	4,209	59	—	102,273
Total residential real estate	506,366	6,595	17,251	294	—	530,506
Consumer	37,184	6	278	41	—	37,509
Total	$2,020,162	$52,736	$78,699	$345	$—	$2,151,942
2014
Agricultural	$98,096	$5,032	$1,681	$—	$—	$104,809
Commercial and industrial	273,290	7,468	22,350	—	—	303,108
Credit cards	1,240	6	—	—	—	1,246
Overdrafts	373	262	109	—	—	744
Commercial real estate:
Construction & development	56,963	1,151	1,269	—	—	59,383
Farmland	79,629	1,778	2,293	—	—	83,700
Multifamily	54,708	178	—	—	—	54,886
Commercial real estate-other	215,268	11,216	2,068	—	—	228,552
Total commercial real estate	406,568	14,323	5,630	—	—	426,521
Residential real estate:
One- to four- family first liens	211,390	3,933	3,991	—	—	219,314
One- to four- family junior liens	53,039	48	210	—	—	53,297
Total residential real estate	264,429	3,981	4,201	—	—	272,611
Consumer	23,431	8	41	—	—	23,480
Total	$1,067,427	$31,080	$34,012	$—	$—	$1,132,519

Included within the special mention, substandard, and doubtful categories at December 31, 2015 are purchased credit impaired loans totaling $23.7 million.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of December 31, 2015 and 2014:

	As of December 31,
	2015			2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,512	$2,084	$—	$1,410	$1,910	$—
Commercial and industrial	6,487	6,752	—	2,169	2,270	—
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	321	448	—	49	176	—
Farmland	2,711	2,870	—	2,270	2,433	—
Multifamily	1,632	1,798	—	—	—	—
Commercial real estate-other	12,230	12,642	—	939	1,064	—
Total commercial real estate	16,894	17,758	—	3,258	3,673	—
Residential real estate:
One- to four- family first liens	2,494	2,533	—	535	773	—
One- to four- family junior liens	1,297	1,308	—	134	157	—
Total residential real estate	3,791	3,841	—	669	930	—
Consumer	17	33	—	6	22	—
Total	$28,701	$30,468	$—	$7,512	$8,805	$—
With an allowance recorded:
Agricultural	$1,560	$1,560	$51	$1,617	$1,617	$88
Commercial and industrial	1,231	1,258	489	999	999	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	34	34	34	34	34	34
Farmland	69	69	3	74	74	4
Multifamily	224	224	73	—	—	—
Commercial real estate-other	6,476	6,478	2,676	550	550	188
Total commercial real estate	6,803	6,805	2,786	658	658	226
Residential real estate:
One- to four- family first liens	1,919	2,056	383	2,600	2,600	594
One- to four- family junior liens	15	15	4	72	72	29
Total residential real estate	1,934	2,071	387	2,672	2,672	623
Consumer	9	9	1	28	28	2
Total	$11,537	$11,703	$3,714	$5,974	$5,974	$1,145
Total:
Agricultural	$3,072	$3,644	$51	$3,027	$3,527	$88
Commercial and industrial	7,718	8,010	489	3,168	3,269	206
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	355	482	34	83	210	34
Farmland	2,780	2,939	3	2,344	2,507	4
Multifamily	1,856	2,022	73	—	—	—
Commercial real estate-other	18,706	19,120	2,676	1,489	1,614	188
Total commercial real estate	23,697	24,563	2,786	3,916	4,331	226
Residential real estate:
One- to four- family first liens	4,413	4,589	383	3,135	3,373	594
One- to four- family junior liens	1,312	1,323	4	206	229	29
Total residential real estate	5,725	5,912	387	3,341	3,602	623
Consumer	26	42	1	34	50	2
Total	$40,238	$42,171	$3,714	$13,486	$14,779	$1,145

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	For the Year Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,533	$58	$1,413	$211	$1,128	$114
Commercial and industrial	6,769	424	2,234	160	2,025	76
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	325	7	49	—	149	21
Farmland	2,743	128	2,288	456	101	8
Multifamily	1,833	68	—	—	—	—
Commercial real estate-other	12,772	446	975	—	593	25
Total commercial real estate	17,673	649	3,312	456	843	54
Residential real estate:
One- to four- family first liens	2,469	81	547	32	669	14
One- to four- family junior liens	1,313	42	134	6	50	1
Total residential real estate	3,782	123	681	38	719	15
Consumer	21	2	8	—	12	—
Total	$29,778	$1,256	$7,648	$865	$4,727	$259
With an allowance recorded:
Agricultural	$1,572	$48	$1,627	$203	$1,681	$51
Commercial and industrial	1,313	67	1,044	104	1,697	75
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	34	—	35	3	7	—
Farmland	70	2	74	3	2,315	110
Multifamily	226	6	—	—	—	—
Commercial real estate-other	6,528	344	551	43	1,921	55
Total commercial real estate	6,858	352	660	49	4,243	165
Residential real estate:
One- to four- family first liens	1,928	44	2,612	203	909	38
One- to four- family junior liens	15	—	74	—	92	1
Total residential real estate	1,943	44	2,686	203	1,001	39
Consumer	9	—	31	5	41	2
Total	$11,695	$511	$6,048	$564	$8,663	$332
Total:
Agricultural	$3,105	$106	$3,040	$414	$2,809	$165
Commercial and industrial	8,082	491	3,278	264	3,722	151
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction & development	359	7	84	3	156	21
Farmland	2,813	130	2,362	459	2,416	118
Multifamily	2,059	74	—	—	—	—
Commercial real estate-other	19,300	790	1,526	43	2,514	80
Total commercial real estate	24,531	1,001	3,972	505	5,086	219
Residential real estate:
One- to four- family first liens	4,397	125	3,159	235	1,578	52
One- to four- family junior liens	1,328	42	208	6	142	2
Total residential real estate	5,725	167	3,367	241	1,720	54
Consumer	30	2	39	5	53	2
Total	$41,473	$1,767	$13,696	$1,429	$13,390	$591

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition and past due status of the Company’s loans at December 31, 2015 and 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
2015
Agricultural	$19	$190	$169	$378	$121,336	$121,714
Commercial and industrial	1,046	710	644	2,400	465,012	467,412
Credit cards	2	17	4	23	1,354	1,377
Overdrafts	175	8	31	214	1,269	1,483
Commercial real estate:
Construction & development	—	—	415	415	120,338	120,753
Farmland	120	—	80	200	88,884	89,084
Multifamily	—	—	224	224	121,539	121,763
Commercial real estate-other	1,190	754	1,636	3,580	656,761	660,341
Total commercial real estate	1,310	754	2,355	4,419	987,522	991,941
Residential real estate:
One- to four- family first liens	2,611	1,293	1,772	5,676	422,557	428,233
One- to four- family junior liens	168	120	317	605	101,668	102,273
Total residential real estate	2,779	1,413	2,089	6,281	524,225	530,506
Consumer	62	6	17	85	37,424	37,509
Total	$5,393	$3,098	$5,309	$13,800	$2,138,142	$2,151,942

Included in the totals above are the following purchased credit impaired loans	$473	$799	$989	$2,261	$23,331	$25,592

2014
Agricultural	$58	$30	$—	$88	$104,721	$104,809
Commercial and industrial	897	603	515	2,015	301,093	303,108
Credit cards	3	3	—	6	1,240	1,246
Overdrafts	104	2	4	110	634	744
Commercial real estate:
Construction & development	—	—	83	83	59,300	59,383
Farmland	503	—	—	503	83,197	83,700
Multifamily	—	—	—	—	54,886	54,886
Commercial real estate-other	168	57	1,200	1,425	227,127	228,552
Total commercial real estate	671	57	1,283	2,011	424,510	426,521
Residential real estate:
One- to four- family first liens	1,481	581	2,023	4,085	215,229	219,314
One- to four- family junior liens	105	48	192	345	52,952	53,297
Total residential real estate	1,586	629	2,215	4,430	268,181	272,611
Consumer	35	8	23	66	23,414	23,480
Total	$3,354	$1,332	$4,040	$8,726	$1,123,793	$1,132,519

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due ninety days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of December 31, 2015 and 2014:

	As of December 31,
	2015		2014
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$172	$—	$—	$—
Commercial and industrial	575	—	479	66
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	95	—	83	—
Farmland	20	80	24	—
Multifamily	224	—	—	—
Commercial real estate-other	1,452	—	1,200	—
Total commercial real estate	1,791	80	1,307	—
Residential real estate:
One- to four- family first liens	1,182	199	1,261	780
One- to four- family junior liens	281	—	192	—
Total residential real estate	1,463	199	1,453	780
Consumer	11	5	16	2
Total	$4,012	$284	$3,255	$848
As of December 31, 2015, the Company had no commitments to lend additional funds to borrowers who have had a TDR.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an allowance for credit losses and a provision for loan losses.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014
(in thousands)
Balance at beginning of period	$—	$—
Purchases	1,882	—
Accretion	(666)	—
Reclassification from nonaccretable difference	230	—
Balance at end of period	$1,446	$—

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

The Company evaluated all loans under the ASC Topic 310 criteria as of December 31, 2014 and determined that certain loans did not meet the criteria for level-yield income recognition required by ASC Topic 310. The outstanding balance of those loans was $65.0 million, with a carrying value of $18.9 million, as of December 31, 2014. Income from these loans was realized on a cash basis, or when payments were actually received from the borrower.

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2015 and 2014, is as follows:

	For the Year Ended December 31,
	2015	2014
(in thousands)
Balance at beginning of year	$19,332	$25,533
Principal payments and sale proceeds	(18,823)	(4,724)
Net charge-offs	(509)	(1,477)
Balance at end of year	$—	$19,332
Total face value at end of year	$—	$68,376

The outstanding balances and carrying values as of December 31, 2015 and 2014, of the loan pool participations purchased that met the level-yield income recognition criteria under ASC Topic 310 are as follows:

	As of December 31,
	2015	2014
(in thousands)
Commercial	—	477
Real Estate:
1-4 family residences	—	201
Commercial	—	1,930
Total real estate	—	2,131
Total	$—	$2,608
Allowance	—	(56)
Carrying amount, net of allowance	$—	$2,552

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in accretable yield on the loan pool participations that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

	Accretable Yield December 31,
	2015	2014
(in thousands)
Balance at beginning of year	$1,579	$2,244
Additions	—	—
Accretions	(1,579)	(665)
Reclassifications to nonaccretable differences	—	—
Balance at end of year	$—	$1,579
Cash flows expected to be collected at acquisition	$—	$7,913
Basis in acquired loans at acquisition	$—	$4,482

Note 5.	Premises and Equipment

Premises and equipment as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
(in thousands)
Land	$13,270	$4,836
Buildings and leasehold improvements	60,871	29,942
Furniture and equipment	17,160	13,206
Construction in process	10,972	14,705
Premises and equipment	102,273	62,689
Accumulated depreciation and amortization	26,071	24,919
Premises and equipment, net	$76,202	$37,770

Premises and equipment depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $2.2 million and $2.4 million, respectively.

Note 6.	Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. At the current time the Company has three reporting units: MidWestOne Bank, Central Bank, and Corporate and other. No impairment was recorded on either the goodwill or the trade name intangible assets in 2015, 2014, or 2013. The carrying amount of goodwill was $64.5 million at December 31, 2015 and zero at December 31, 2014. The increase of $64.5 million in goodwill was due to the Central merger.

The Company recognized a $64.5 million goodwill intangible, a $12.7 million core deposit intangible, and a $1.4 million trade name intangible in 2015 due to the Central merger.

Amortization of intangible assets is recorded using an accelerated method based on the estimated useful life of insurance agency intangible, the core deposit intangible, the amortizing portion of the trade name intangible, and the customer list intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, net book value, and weighted average life as of December 31, 2015 and 2014:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
December 31, 2015
Balance, beginning of period	$364	$691	$7,040	$—	$164	$8,259
Additions from business combination	—	12,773	—	1,380	—	14,153
Amortization expense	(89)	(2,984)	—	(177)	(21)	(3,271)
Balance at end of period	$275	$10,480	$7,040	$1,203	$143	$19,141

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortization	(1,045)	(7,726)	—	(177)	(187)	(9,135)
Net book value	$275	$10,480	$7,040	$1,203	$143	$19,141

Remaining weighted average useful life (years)	7	6		9	8

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
December 31, 2014
Balance, beginning of period	$470	$1,111	$7,040	$185	$8,806
Amortization expense	(106)	(420)	—	(21)	(547)
Balance at end of period	$364	$691	$7,040	$164	$8,259

Gross carrying amount	$1,320	$5,433	$7,040	$330	$14,123
Accumulated amortizations	(956)	(4,742)	—	(166)	(5,864)
Net book value	$364	$691	$7,040	$164	$8,259

Remaining weighted average useful life (years)	7	4		9

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Trade	Customer
	Agency	Deposit	Name	List
	Intangible	Premium	Intangible	Intangible	Totals
(in thousands)
Year ending December 31,
2016	$72	$3,634	$243	$20	$3,969
2017	55	2,835	216	19	3,125
2018	38	2,037	188	18	2,281
2019	21	1,312	161	17	1,511
2020	20	613	133	16	782
Thereafter	69	49	262	53	433
Total	$275	$10,480	$1,203	$143	$12,101

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Other Assets

The components of the Company’s other assets as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
(in thousands)
Federal Home Loan Bank Stock	$9,832	$8,582
FDIC indemnification asset, net	4,274	—
Prepaid expenses	2,271	1,350
Mortgage servicing rights	2,249	2,308
Federal and state taxes, current	1,079	—
Accounts receivable & other miscellaneous assets	2,104	1,835
	$21,809	$14,075

MidWestOne Bank and Central Bank are each members of The Federal Home Loan Bank (“FHLB”) of Des Moines, and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the banks are required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. No impairment was recorded on FHLB stock in 2015 or 2014. Redemption of this investment is at the option of the FHLB.

Note 8.	Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $362.3 million and $370.0 million at December 31, 2015 and 2014, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 9.	Time Deposits

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2015 and December 31, 2014 was $162.5 million and $150.2 million, respectively.

At December 31, 2015, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2016	$391,097
2017	182,029
2018	35,407
2019	22,935
2020	18,621
Thereafter	7
Total	$650,096

The Company had $2.9 million and $6.1 million in brokered time deposits through the CDARS program as of December 31, 2015 and December 31, 2014, respectively. The CDARS program coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	0.34%	$1,500	0.52%	$17,408
Securities sold under agreements to repurchase	0.31	67,463	0.21	60,821
Total	0.31%	$68,963	0.28%	$78,229
At December 31, 2015 and 2014, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity for both dates was $11.8 million. As of December 31, 2015, the Bank had $13.1 million of municipal securities pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured Federal Funds agreements with correspondent banks. As of December 31, 2015 and 2014 there were $1.5 million and $17.4 million borrowings through these correspondent bank federal funds agreements, respectively.

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

On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR + 2.00%. The line is scheduled to mature on April 28, 2016. The Company had no balance outstanding under this agreement as of December 31, 2015.

Note 11.	Subordinated Notes Payable

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of as of December 31, 2015 and December 31, 2014:

	Face Value	Book Value	Interest Rate	Year-end Interest Rate	Maturity Date	Callable Date
(in thousands)
2015
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,552	Three-month LIBOR + 3.50%	4.01%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,571	Three-month LIBOR + 2.15%	2.74%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.10%	12/15/2037	12/15/2012
Total	$24,743	$23,587

2014
MidWestOne Statutory Trust II(1)	$15,464	$15,464	Three-month LIBOR + 1.59%	1.83%	12/15/2037	12/15/2012
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.

The Company assumed a subordinated note held by 1907 EJF Fund, LTD, which was issued by Central prior to the Company’s merger, with a face value of $12.3 million. On June 23, 2015 the Company redeemed the subordinated note.

Note 12.	Long-Term Borrowings

Long-term borrowings were as follows as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.64%	$87,000	1.88%	$93,000
Note payable to unaffiliated bank	2.17	22,500	—	—
Total	1.75%	$109,500	1.88%	$93,000
The Company utilizes FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. As a member of The Federal Home Loan Bank of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by 1-4 unit residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.

As of December 31, 2015 and 2014, Federal Home Loan Bank borrowings were as follows:

	Rates			Amount
	Minimum		Maximum	2015	2014
(in thousands)
Due in 2015	2.06%	to	3.00%	$—	$20,000
Due in 2016	0.50%	to	2.46%	22,000	17,000
Due in 2017	1.09%	to	2.78%	10,000	10,000
Due in 2018	1.30%	to	1.83%	19,000	17,000
Due in 2019	1.42%	to	1.85%	17,000	17,000
Due in 2020	1.52%	to	2.25%	12,000	12,000
Thereafter	1.93%	to	1.93%	7,000	—
Total				$87,000	$93,000

On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly beginning September 30, 2015. As of December 31, 2015, $22.5 million of that note was outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Income Taxes

Income taxes for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	December 31,
	2015	2014	2013
(in thousands)
Current:
Federal	$6,147	$3,573	$6,841
State	372	956	1,259
Deferred	1,300	2,502	(1,454)
Total income tax provision	$7,819	$7,031	$6,646

The income tax provisions for the years ended December 31, 2015, 2014 and 2013 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% for the years ended December 31, 2015, 2014, and 2013, to the income before income taxes because of the following items:

	2015		2014		2013
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$11,528	35.0%	$8,943	35.0%	$8,839	35.0%
Tax-exempt interest	(2,817)	(8.6)	(2,520)	(9.9)	(2,345)	(9.3)
Bank-owned life insurance	(438)	(1.3)	(385)	(1.5)	(322)	(1.3)
State income taxes, net of federal income tax benefit	333	1.0	798	3.1	776	3.1
Non-deductible acquisition expenses	691	2.1	261	1.0	—	—
General business credits	(1,225)	(3.7)	—	—	—	—
Other	(253)	(0.8)	(66)	(0.3)	(302)	(1.2)
Total income tax provision	$7,819	23.7%	$7,031	27.4%	$6,646	26.3%

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets as of December 31, 2015 and 2014 consisted of the following components:

	December 31,
	2015	2014
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,449	$7,981
Deferred compensation	1,909	1,022
Net operating losses (state net operating loss carryforwards)	3,560	3,266
Impairment losses on securities	—	53
Other real estate owned	146	568
Other	1,934	1,278
Gross deferred tax assets	14,998	14,168

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	3,658	1,992
Federal Home Loan Bank stock	133	132
Purchase accounting adjustments	2,717	684
Mortgage servicing rights	853	875
Prepaid expenses	194	213
Unrealized gains on investment securities	2,091	3,234
Deferred loan fees	261	249
Other	584	253
Gross deferred tax liabilities	10,491	7,632
Net deferred income tax asset	4,507	6,536
Valuation allowance	3,560	3,458
Net deferred tax asset	$947	$3,078

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards and certain impairment losses on investment securities. The Iowa net operating loss carryforwards amounting to approximately $44.5 million will expire in various amounts from 2018 to 2036. As of December 31, 2015 and 2014, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward. Certain impairment and capital losses on securities at the federal and state level that existed at December 31, 2014, were fully utilized during the year ended December 31, 2015. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2015 and 2014.

Note 14.	Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The 401(k) contribution expense for this plan totaled $1.2 million, $0.7 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for this plan totaled $1.0 million, $0.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has a salary continuation plan for several officers and directors. These plans provide annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013 totaled $0.4 million, $0.3 million and $0.4 million, respectively. To provide the retirement benefits, the Company carries life insurance policies which had cash values totaling $14.7 million, $14.3 million and $13.9 million at December 31, 2015, 2014 and 2013, respectively.

Note 15.	Stock Compensation Plans

The Company maintains the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “Plan”) as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 750,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2015 and 2014, 460,757 and 492,878 shares, respectively, of the Company’s common stock remained available for future awards under the Plan.

During 2015, the Company recognized $634,000 of stock based compensation expense, which consisted of $634,000 of expense related to restricted stock unit grants and no expense related to stock option grants. In comparison, during 2014, the Company recognized $493,000 of stock-based compensation expense, which consisted of $493,000 for restricted stock unit grants and nothing for stock option grants, while total stock-based compensation expense in 2013 was $384,000 which consisted of $380,000 for restricted stock unit grants and $4,000 for stock option grants.

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

The following is a summary of stock option activity for the year ended December 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at December 31, 2014	30,861	$14.08
Granted	—	—
Exercised	(8,414)	15.52
Forfeited	—	—
Expired	(147)	18.49
Outstanding at December 31, 2015	22,300	$13.51	2.42	$377
Exercisable at December 31, 2015	22,300	$13.51	2.42	$377

During 2015, the Company received $129,000 of cash from the exercise of stock option awards and recorded a $7,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $119,000 from the exercise of these stock options during 2015. In comparison, Plan participants realized an intrinsic value of $109,000 and $362,000 from the exercise of stock options during 2014 and 2013, respectively. As of December 31, 2015, there were no remaining compensation costs related to nonvested stock options that have not yet been recognized.

There were no stock option awards granted in 2015, 2014, or 2013.

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

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2015:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2014	50,806	$22.17
Granted	34,100	29.08
Vested	(23,123)	21.01
Forfeited	(925)	23.74
Nonvested at December 31, 2015	60,858	$26.46

The fair value of restricted stock unit awards that vested during 2015 was $703,000, compared to $792,000 and $533,000 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $1,075,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.5 years.

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

Note 16.	Earnings per Share

Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2015	2014	2013
(dollars in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$25,118	$18,522	$18,607

Denominator:
Weighted average shares outstanding	10,362,929	8,405,284	8,477,904
Basic earnings per common share	$2.42	$2.20	$2.19

Diluted earnings per common share computation
Numerator:
Net income	$25,118	$18,522	$18,607

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	10,391,323	8,433,296	8,525,119
Diluted earnings per common share	$2.42	$2.19	$2.18

Note 17.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis), and the banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by the regulations in effect on December 31, 2015, to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and the banks met all capital adequacy requirements to which they were subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as well capitalized under the regulatory framework for prompt corrective action then in effect. To be categorized as well capitalized under those requirements, an institutions had to maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the banks’ categories. Notwithstanding its compliance with the specified regulatory thresholds, however, MidWestOne Bank’s board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that MidWestOne Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A comparison of the Company’s and the Banks’ capital with the corresponding minimum regulatory requirements in effect as of December 31, 2015 and December 31, 2014, is presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At December 31, 2015:
Consolidated:
Total capital/risk weighted assets	$263,717	11.48%	$183,718	8.00%	N/A	N/A
Tier 1 capital/risk weighted assets	244,154	10.63	137,789	6.00	N/A	N/A
Common equity tier 1 capital/risk weighted assets	220,567	9.60	103,342	4.50	N/A	N/A
Tier 1 leverage capital/average assets	244,154	8.34	117,123	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$171,583	12.53%	$109,578	8.00%	$136,972	10.00%
Tier 1 capital/risk weighted assets	154,726	11.30	82,183	6.00	109,578	8.00
Common equity tier 1 capital/risk weighted assets	154,726	11.30	61,638	4.50	89,032	6.50
Tier 1 leverage capital/average assets	154,726	8.90	69,501	4.00	86,876	5.00
Central Bank:
Total capital/risk weighted assets	$102,718	11.14%	$73,792	8.00%	$92,240	10.00%
Tier 1 capital/risk weighted assets	100,017	10.84	55,344	6.00	73,792	8.00
Common equity tier 1 capital/risk weighted assets	100,017	10.84	41,508	4.50	59,956	6.50
Tier 1 leverage capital/average assets	100,017	8.44	47,412	4.00	59,265	5.00
At December 31, 2014:
Consolidated:
Total capital/risk weighted assets	$212,559	14.73%	$115,407	8.00%	N/A	N/A
Tier 1 capital/risk weighted assets	194,362	13.47	57,703	4.00	N/A	N/A
Tier 1 leverage capital/average assets	194,362	10.85	71,647	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$197,018	13.75%	$114,624	8.00%	$143,280	10.00%
Tier 1 capital/risk weighted assets	179,098	12.50	57,312	4.00	85,968	6.00
Tier 1 leverage capital/average assets	179,098	10.05	71,249	4.00	89,061	5.00

The ability of the Company to pay dividends to its shareholders is dependent upon dividends paid by the banks to the Company. The banks are subject to certain statutory and regulatory restrictions on the amount of dividends they may pay. In addition, as previously noted, subsequent to December 31, 2008, MidWestOne Bank’s board of directors adopted a capital policy requiring it to maintain a ratio of Tier 1 capital to total assets of at least 8% and a ratio of total capital to risk-based capital of at least 10%. Failure to maintain these ratios also could limit the ability of the MidWestOne Bank and Central Bank to pay dividends to the Company.

The banks are required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances for MidWestOne Bank and Central Bank collectively totaled $2.0 million and $1.8 million as of December 31, 2015 and 2014, respectively.

Note 18.	Commitments and Contingencies

Financial instruments with off-balance sheet risk: The banks are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the banks’ commitments at December 31, 2015 and 2014, is as follows:

	December 31,
	2015	2014
(in thousands)
Commitments to extend credit	$417,927	$267,036
Commitments to sell loans	3,187	801
Standby letters of credit	16,146	3,204
Total	$437,260	$271,041

The banks’ exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the banks upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

Commitments to sell loans are agreements to sell loans held for sale to third parties at an agreed upon price.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitment. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At both December 31, 2015 and 2014, the amount recorded as liabilities for the banks’ potential obligations under these guarantees was $0.1 million.

Building commitments: MidWestOne Bank is party to contractual agreements related to certain major building projects entered into in 2013, with a total original estimated cost of $29.8 million. As of December 31, 2015, an estimated $3.1 million remained to be paid on these contracts. The projects are scheduled for completion in 2016.

Contingencies: In the normal course of business, the banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the banks’ loans, commitments to extend credit and standby letters of credit have been granted to customers in the banks’ market areas. Although the loan portfolio of the banks are diversified, approximately 71% of the loans are real estate loans and approximately 10% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled $135.9 million and $53.4 million, respectively, as of December 31, 2015. No individual municipality exceeded $5.0 million.

Note 19.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the banks in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
(in thousands)
Balance, beginning	$11,655	$22,392
Net decrease due to change in related parties	(284)	(10,275)
Advances	3,919	2,420
Collections	(5,043)	(2,882)
Balance, ending	$10,247	$11,655

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $8.5 million and $6.5 million as of December 31, 2015 and 2014, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.
The Company has from time to time engaged Neumann Monson, P.C. (“Neumann Monson”), an architectural services firm headquartered in Iowa City for which Kevin Monson, Vice Chairman of the Company, is President, Managing Partner and majority owner, to perform architectural and design services with respect to the Company's offices. During 2015 and 2014, the Company paid Neumann Monson $254,000 and $315,000, respectively, for such services. The engagement of Neumann Monson to provide the services described was reviewed by our Audit Committee, which also monitors the level of services by Neumann Monson on a periodic basis. Apart from the approval and monitoring process involving the Audit Committee, Neumann Monson was retained in the ordinary course of business, and the Company believes that such services are provided to the Company on terms no less favorable than those that would have been realized in transactions with unaffiliated parties.

Note 20.	Estimated Fair Value of Financial Instruments and Fair Value Measurements

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2015 and 2014. There were no liabilities subject to fair value measurement on a recurring basis as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Treasury securities	$6,910	$—	$6,910	$—
U.S. Government agencies and corporations	26,653	—	26,653	—
State and political subdivisions	183,384	—	183,384	—
Mortgage-backed securities	57,062	—	57,062	—
Collateralized mortgage obligations	106,404	—	106,404	—
Corporate debt securities	45,566	—	45,566	—
Total available for sale debt securities	425,979	—	425,979	—
Other equity securities	1,262	1,262	—	—
Total securities available for sale	$427,241	$1,262	$425,979	$—

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$49,375	$—	$49,375	$—
State and political subdivisions	195,199	—	195,199	—
Mortgage-backed securities	32,463	—	32,463	—
Collateralized mortgage obligations	146,132	—	146,132	—
Corporate debt securities	48,741	—	48,741	—
Total available for sale debt securities	471,910	—	471,910	—
Other equity securities	3,032	3,032	—	—
Total securities available for sale	$474,942	$3,032	$471,910	$—

There were no transfers of assets between levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.

There have been no changes in valuation techniques used for any assets measured at fair value during the year ended December 31, 2015.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about assets measured at fair market value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the Company’s estimated fair value amounts of its financial instruments recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2015 and 2014, as more fully described above.

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$23,812	$—	$—	$23,812
Other real estate owned	$8,834	$—	$—	$8,834

	Fair Value Measurement at December 31, 2014 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,412	$—	$—	$3,412
Other real estate owned	$1,916	$—	$—	$1,916

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2015 and 2014. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the banks' capitalization and franchise value. Neither of these components has been given consideration in the presentation of fair values below.

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,097	$47,097	$47,097	$—	$—
Investment securities:
Available for sale	427,241	427,241	1,262	425,979	—
Held to maturity	118,423	118,234	—	118,234	—
Total investment securities	545,664	545,475	1,262	544,213	—
Loans held for sale	3,187	3,262	—	—	3,262
Loans, net	2,132,515	2,132,009	—	2,132,009	—
Loan pool participations, net	—	—	—	—	—
Accrued interest receivable	13,736	13,736	13,736	—	—
Federal Home Loan Bank stock	9,832	9,832	—	9,832	—
Financial liabilities:
Deposits:
Non-interest-bearing demand	559,586	559,586	559,586	—	—
Interest-bearing checking	1,064,350	1,064,350	1,064,350	—	—
Savings	189,489	189,489	189,489	—	—
Certificates of deposit under $100,000	348,268	346,875	—	346,875	—
Certificates of deposit $100,000 and over	301,828	301,521	—	301,521	—
Total deposits	2,463,521	2,461,821	1,813,425	648,396	—
Federal funds purchased and securities sold under agreements to repurchase	68,963	68,963	68,963	—	—
Federal Home Loan Bank borrowings	87,000	86,817	—	86,817	—
Junior subordinated notes issued to capital trusts	23,587	18,611	—	18,611	—
Long-term debt	22,500	22,500	—	22,500	—
Accrued interest payable	1,507	1,507	1,507	—	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$23,409	$23,409	$23,409	$—	$—
Investment securities:
Available for sale	474,942	474,942	3,032	471,910	—
Held to maturity	51,524	51,253	—	51,253	—
Total investment securities	526,466	526,195	3,032	523,163	—
Loans held for sale	801	812	—	—	812
Loans, net	1,116,156	1,116,285	—	1,116,285	—
Loan pool participations, net	19,332	19,332	—	—	19,332
Accrued interest receivable	10,898	10,898	10,898	—	—
Federal Home Loan Bank stock	8,582	8,582	—	8,582	—
Financial liabilities:
Deposits:
Non-interest bearing demand	214,461	214,461	214,461	—	—
Interest-bearing checking	618,540	618,540	618,540	—	—
Savings	102,527	102,527	102,527	—	—
Certificates of deposit under $100,000	235,395	235,401	—	235,401	—
Certificates of deposit $100,000 and over	237,619	238,480	—	238,480	—
Total deposits	1,408,542	1,409,409	935,528	473,881	—
Federal funds purchased and securities sold under agreements to repurchase	78,229	78,229	78,229	—	—
Federal Home Loan Bank borrowings	93,000	93,051	—	93,051	—
Junior subordinated notes issued to capital trusts	15,464	10,021	—	10,021	—
Long-term debt	—	—	—	—	—
Accrued interest payable	863	863	863	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is reported as the fair value.

•
FHLB borrowings, junior subordinated notes issued to capital trusts, and long-term debt are recorded at historical cost. The fair value of these items is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2015, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2015	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	23,812	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	8,834	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Note 21.	Variable Interest Entities

The Company had invested in certain participation certificates of loan pools which were purchased, held and serviced by a third-party independent servicing corporation. The Company's portfolio held approximately 95% of the participation interests in the pools of loans owned and serviced by States Resources Corporation (“SRC”), a third-party loan servicing organization located in Omaha, Nebraska, in which the Company participated. SRC's owner held the remaining interest. The Company did not have any ownership interest in or exert any control over SRC, and thus it was not included in the consolidated financial statements. The Company exited this line of business in June 2015.

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

Note 22.	Operating Segments

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters.

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the two subsidiary banks wholly-owned by the Company: MidWestOne Bank and Central Bank (which was acquired May 1, 2015). Each of these secondary segments offers similar products and services, with each offering commercial, consumer, and mortgage loans and deposit services.

The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds, as well as the corporate operations of the parent company.

The following table presents summary financial information for the reportable segments for the years ended December 31, 2015, 2014, and 2013:

	Commercial Banking
(in thousands)	MidWestOne Bank	Central Bank	All Other	Intercompany Eliminations	Consolidated Total
Year ended December 31, 2015
Net interest income	$55,414	$35,801	$(1,163)	$—	$90,052
Provision for loan losses	1,950	3,182	—	—	5,132
Noninterest income	14,625	5,457	1,111	—	21,193
Noninterest expense(1)	40,153	26,555	6,468	—	73,176
Income tax expense (benefit)	5,161	4,562	(1,904)	—	7,819
Net income	$22,775	$6,959	$(4,616)	$—	$25,118
Goodwill	$—	$64,548	$—	$—	$64,548
Total assets	$1,720,819	$1,267,387	$343,523	$(351,754)	$2,979,975

Year ended December 31, 2014
Net interest income	$55,377	$—	$(524)	$—	$54,853
Provision for loan losses	1,200	—	—	—	1,200
Noninterest income	14,016	—	1,297	—	15,313
Noninterest expense(1)	39,855	—	3,558	—	43,413
Income tax expense (benefit)	7,806	—	(775)	—	7,031
Net income	$20,532	$—	$(2,010)	$—	$18,522
Goodwill	$—	$—	$—	$—	$—
Total assets	$1,793,428	$—	$210,544	$(203,670)	$1,800,302

Year ended December 31, 2013
Net interest income	$55,159	$—	$(1,197)	—	$53,962
Provision for loan losses	1,350	—	—	—	1,350
Noninterest income	13,436	—	1,292	—	14,728
Noninterest expense	39,827	—	2,260	—	42,087
Income tax expense (benefit)	7,514	—	(868)	—	6,646
Net income	$19,904	$—	$(1,297)	$—	$18,607
Goodwill	$—	$—	$—	$—	$—
Total assets	$1,744,408	$—	$195,172	$(184,362)	$1,755,218
(1) Includes merger-related expenses of $3.5 million and $1.1 million for the year ended December 31, 2015 and December 31, 2014, respectively, included in the All Other segment.

Note 23.	Branch Sales

On September 10, 2015, MidWestOne Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Ottumwa, Iowa branch to Peoples State Bank headquartered in Albia, Iowa, a unit of Peoples Tri-County BanCorp. Peoples State

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank assumed approximately $33 million in deposits and $17 million in loans on the sale completion date of December 4, 2015, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Operation in Other service charges, commissions and fees.

On September 24, 2015, Central Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank (“CCF Bank”) headquartered in Altoona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. The transaction was completed on February 5, 2016. Please see Note 25 "Subsequent Events" for more information.

Note 24.	Parent Company Only Financial Information

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2015 and 2014 (parent company only):

	As of December 31,
	2015	2014
(in thousands)
Balance Sheets
Assets
Cash	$4,489	$5,942
Investment in subsidiaries	331,612	193,600
Investment securities available for sale	300	1,602
Investment securities held to maturity	743	464
Loan pool participations, net	—	1,964
Income tax receivable	571	—
Deferred income taxes	—	425
Other assets	4,976	5,010
Total assets	$342,691	$209,007
Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated notes issued to capital trusts	$23,587	$15,464
Long-term debt	22,500	—
Deferred income taxes	113	—
Other liabilities	313	812
Total liabilities	46,513	16,276
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	11,713	8,690
Additional paid-in capital	163,487	80,537
Treasury stock	(6,331)	(6,945)
Retained earnings	123,901	105,127
Accumulated other comprehensive income	3,408	5,322
Total shareholders’ equity	296,178	192,731
Total liabilities and shareholders’ equity	$342,691	$209,007

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2015, 2014, and 2013 (parent company only):

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Statements of Income
Dividends received from subsidiaries	$53,511	$8,500	$4,006
Interest income and dividends on investment securities	30	49	33
Interest and discount on loan pool participations	(69)	(293)	(940)
Investment securities gains	188	—	—
Loss on sale of loan pool participations	(455)	—	—
Interest on debt	(1,135)	(281)	(296)
Operating expenses	(5,233)	(2,351)	(1,034)
Income before income taxes and equity in subsidiaries’ undistributed income	46,837	5,624	1,769
Income tax benefit	(1,951)	(807)	(890)
Income before equity in subsidiaries’ undistributed income	48,788	6,431	2,659
Equity in subsidiaries’ undistributed income	(23,670)	12,091	15,948
Net income	$25,118	$18,522	$18,607

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2015, 2014, and 2013 (parent company only):

	Year Ended December 31,
	2015	2014	2013
(in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$25,118	$18,522	$18,607
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries, net of dividends and distributions	23,670	(12,091)	(15,948)
Amortization of premium on junior subordinated notes issued to capital trusts	73	—	—
Deferred income taxes	617	330	(583)
Investment securities gain	(188)	—	—
Stock based compensation	634	493	384
(Increase) decrease in other assets	518	(488)	(232)
Increase (decrease) in other liabilities	(907)	550	(15)
Net cash provided by operating activities	49,535	7,316	2,213
Cash flows from investing activities
Proceeds from sales of available for sale securities	1,173	2	2
Purchase of available for sale securities	(14)	(29)	(24)
Proceeds from maturities and calls of held to maturity securities	246	—	—
Loan participation pools, net	1,964	1,445	2,719
Net cash acquired in business combination	(62,902)	—	—
Investment in subsidiary - Central Bank	(3,000)	—	—
Net cash provided by (used in) investing activities	(62,533)	1,418	2,697
Cash flows from financing activities:
Stock options exercised	158	282	320
Repurchase of common stock	—	(3,987)	(967)
Redemption of subordinated note payable	(12,669)	—	—
Proceeds from long-term debt	25,000	—	—
Payments on long-term debt	(2,500)	—	—
Issuance of common stock, net of expenses	7,900	—	—
Dividends paid	(6,344)	(4,868)	(4,259)
Net cash provided by (used in) financing activities	11,545	(8,573)	(4,906)
Increase (decrease) in cash	(1,453)	161	4
Cash Balance:
Beginning	5,942	5,781	5,777
Ending	$4,489	$5,942	$5,781

Note 25.	Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2015, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2015 have been recognized in the consolidated financial statements for the period ended December 31, 2015. Events or transactions that provided evidence about conditions that did not exist at December 31, 2015, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2015.

On January 19, 2016, the board of directors of the Company declared a cash dividend of $0.16 per share payable on March 15, 2016 to shareholders of record as of the close of business on March 1, 2016.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2016, Central Bank, a wholly owned subsidiary of the Company, completed the sale of its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank (“CCF Bank”) headquartered in Altoona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. CCF Bank assumed approximately $27.1 million in deposits and $16.4 million in loans, and the Company realized a net gain of $0.7 million.

Note 26.	Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2015
Interest income	$29,044	$29,989	$25,185	$16,482
Interest expense(1)	2,716	3,230	2,462	2,240
Net interest income	26,328	26,759	22,723	14,242
Provision for loan losses	1,490	2,141	901	600
Noninterest income	6,638	5,460	5,087	4,008
Noninterest expense(1)	21,809	20,342	19,846	11,179
Income before income taxes	9,667	9,736	7,063	6,471
Income tax expense	1,429	2,121	2,594	1,675
Net income	$8,238	$7,615	$4,469	$4,796
Net income per common share - basic	$0.72	$0.67	$0.43	$0.57
Net income per common share - diluted	$0.72	$0.67	$0.42	$0.57
2014
Interest income	$16,311	$15,996	$16,176	$15,921
Interest expense	2,407	2,429	2,321	2,394
Net interest income	13,904	13,567	13,855	13,527
Provision for loan losses	300	150	300	450
Noninterest income	3,534	4,006	3,556	4,217
Noninterest expense	11,563	10,819	10,639	10,392
Income before income taxes	5,575	6,604	6,472	6,902
Income tax expense	1,668	1,715	1,719	1,929
Net income	$3,907	$4,889	$4,753	$4,973
Net income per common share - basic	$0.46	$0.59	$0.56	$0.59
Net income per common share - diluted	$0.46	$0.59	$0.56	$0.58

(1) Certain amounts in the prior periods have been reclassified to conform to the current year presentation, with no effect on net income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the

Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.
We have audited MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. MidWestOne Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MidWestOne Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statement of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion.
/s/ RSM US LLP
Cedar Rapids, Iowa
March 3, 2016

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2015 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2015 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2015 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2015 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm”
and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2015 fiscal year.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 3, 2016	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 3, 2016
Charles N. Funk	Director (principal executive officer)

Executive Vice President
/s/ GARY J. ORTALE	and Chief Financial Officer	March 3, 2016
Gary J. Ortale	(principal financial officer and
principal accounting officer)

/s/ JOHN M. MORRISON	Chairman of the Board	March 3, 2016
John M. Morrison

/s/ LARRY D. ALBERT	Director	March 3, 2016
Larry D. Albert

/s/ RICHARD R. DONOHUE	Director	March 3, 2016
Richard R. Donohue

/s/ MICHAEL A. HATCH	Director	March 3, 2016
Michael A. Hatch

/s/ ROBERT J. LATHAM	Director	March 3, 2016
Robert J. Latham

/s/ TRACY S. MCCORMICK	Director	March 3, 2016
Tracy S. McCormick

/s/ KEVIN W. MONSON	Director	March 3, 2016
Kevin W. Monson

/s/ WILLIAM N. RUUD	Director	March 3, 2016
William N. Ruud

/s/ RICHARD J. SCHWAB	Director	March 3, 2016
Richard J. Schwab

/s/ RUTH E. STANOCH	Director	March 3, 2016
Ruth E. Stanoch

/s/ KURT R. WEISE	Director	March 3, 2016
Kurt R. Weise

/s/ STEPHEN L. WEST	Director	March 3, 2016
Stephen L. West

INDEX TO EXHIBITS

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	November 20, 2014, between MidWestOne Financial	filed with the SEC on November 21, 2014
Group, Inc. and Central Bancshares, Inc.

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on May 1, 2015

4.1	Reference is made to Exhibits 3.1 through 3.4 hereof	N/A

4.2	Shareholder Agreement, by and among MidWestOne	Exhibit 99.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc., Riverbank Insurance Center, Inc.,	filed with the SEC on November 21, 2014
CBS LLC, John M. Morrison Revocable Trust #4 and
John M. Morrison, dated November 20, 2014

10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s
	Ownership Plan & Trust, as amended and restated	Form 10-K for the year ended December 31, 2006

10.2	Mahaska Investment Company 1998 Stock Incentive Plan	Exhibit 10.2.3 of former MidWestOne Financial Group, Inc.’s
Form 10-K for the year ended December 31, 1997

10.3	MidWestOne Financial Group, Inc. 2006 Stock	Appendix A of former MidWestOne Financial Group, Inc.’s
	Incentive Plan	Definitive Proxy Statement on Schedule 14A filed with the
SEC on March 21, 2006

10.4	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

Exhibit
Number	Description	Incorporated by Reference to:

10.5	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.2 to the Company’s Current Report on
	Group, Inc. and Kent L. Jehle, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.7	Supplemental Retirement Agreement between Iowa State	Exhibit 10.11 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and W. Richard Summerwill, dated January 1,	November 27, 2007
1998

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001	November 27, 2007

10.9	First Amended and Restated Supplemental Retirement	Exhibit 10.10 to the Company’s Form 10-K for the year
	Agreement between Iowa State Bank & Trust Company	ended December 31, 2012
(now known as MidWestOne Bank) and Gary J. Ortale,
dated April 1, 2004

10.10	Amended and Restated Supplemental Retirement	Exhibit 10.15 of the Company’s Amendment No. 1 to
	Agreement between Iowa State Bank & Trust Company	Registration Statement on Form S-4 (File No. 333-147628)
	(now known as MidWestOne Bank) and John S. Koza,	filed with the SEC on January 14, 2008
dated January 1, 1998

10.11	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company’s Amendment No. 1 to
	Bank & Trust Company (now known as MidWestOne	Registration Statement on Form S-4 (File No. 333-147628)
	Bank) and Kent L. Jehle, dated January 1, 1998, as	filed with the SEC on January 14, 2008
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003

10.12	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company’s Amendment No. 1 to
	Iowa State Bank & Trust Company (now known as	Registration Statement on Form S-4 (File No. 333-147628)
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	filed with the SEC on January 14, 2008
2002

10.13	Supplemental Retirement Agreement between Iowa State	Exhibit 10.14 to the Company’s Form 10-K for the year
	Bank & Trust Company (now known as MidWestOne	ended December 31, 2012
Bank) and Susan R. Evans, dated April 1, 2004

10.14	Employment Agreement between MidWestOne Financial	Exhibit 10.3 to the Company’s Current Report on
	Group, Inc. and Gary J. Ortale, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.15	Employment Agreement between MidWestOne Financial	Exhibit 10.4 to the Company’s Current Report on
	Group, Inc. and Susan R. Evans, dated January 1, 2013	Form 8-K/A filed with the SEC on March 12, 2013

10.16	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated January 1, 2015	Form 8-K filed with the SEC on February 9, 2015

10.17	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Katie Lorenson, dated February 1, 2016	Form 8-K filed with the SEC on February 2, 2016

Exhibit
Number	Description	Incorporated by Reference to:

10.18	Construction Agreement between MidWestOne Bank and	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Knutson Construction Services Midwest, dated	filed with the SEC on August 2, 2013
July 17, 2013

10.19	Construction Agreement between MidWestOne Bank and	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	McComas Lacina Construction, dated December 20, 2013	filed with the SEC on December 26, 2013

10.20	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015
dated April 30, 2015

10.21	Form of Securities Purchase Agreement, dated June 22,	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	2015	filed with the SEC on June 23, 2015

10.22	Form of Registration Rights Agreement, dated June 22,	Exhibit 10.2 to the Company’s Current Report on Form 8-K
	2015	filed with the SEC on June 23, 2015

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

23.2	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document