Form 10-Q
period 2016-03-31
MidWestOne Financial Group, Inc.
filed 2016-05-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 3, 2016, there were 11,427,560 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$40,021	$44,199
Interest-bearing deposits in banks	20,512	2,731
Federal funds sold	172	167
Cash and cash equivalents	60,705	47,097
Investment securities:
Available for sale	387,494	427,241
Held to maturity (fair value of $119,414 as of March 31, 2016 and $118,234 as of December 31, 2015)	118,248	118,423
Loans held for sale	1,167	3,187
Loans	2,172,391	2,151,942
Allowance for loan losses	(20,245)	(19,427)
Net loans	2,152,146	2,132,515
Premises and equipment, net	75,469	76,202
Accrued interest receivable	11,963	13,736
Goodwill	64,654	64,548
Other intangible assets, net	18,080	19,141
Bank-owned life insurance	46,253	46,295
Other real estate owned	6,169	8,834
Deferred income taxes	144	947
Other assets	21,726	21,809
Total assets	$2,964,218	$2,979,975
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$513,013	$559,586
Interest-bearing checking	1,075,427	1,064,350
Savings	194,513	189,489
Certificates of deposit under $100,000	337,859	348,268
Certificates of deposit $100,000 and over	308,795	301,828
Total deposits	2,429,607	2,463,521
Federal funds purchased	—	1,500
Securities sold under agreements to repurchase	57,869	67,463
Federal Home Loan Bank borrowings	112,000	87,000
Junior subordinated notes issued to capital trusts	23,614	23,587
Long-term debt	21,250	22,500
Deferred compensation liability	5,186	5,132
Accrued interest payable	1,509	1,507
Deferred income taxes	—	—
Other liabilities	11,406	11,587
Total liabilities	2,662,441	2,683,797
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at March 31, 2016 and December 31, 2015	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at March 31, 2016 and December 31, 2015; issued 11,713,481 shares at March 31, 2016 and at December 31, 2015; outstanding 11,425,035 shares at March 31, 2016 and 11,408,773 shares at December 31, 2015	11,713	11,713
Additional paid-in capital	163,321	163,487
Treasury stock at cost, 288,446 shares as of March 31, 2016 and 304,708 shares at December 31, 2015	(6,001)	(6,331)
Retained earnings	127,618	123,901
Accumulated other comprehensive income	5,126	3,408
Total shareholders' equity	301,777	296,178
Total liabilities and shareholders' equity	$2,964,218	$2,979,975
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$25,116	$12,577
Interest and discount on loan pool participations	—	620
Interest on bank deposits	8	1
Interest on investment securities:
Taxable securities	1,924	1,894
Tax-exempt securities	1,437	1,390
Total interest income	28,485	16,482
Interest expense:
Interest on deposits:
Interest-bearing checking	760	535
Savings	106	36
Certificates of deposit under $100,000	569	626
Certificates of deposit $100,000 and over	639	526
Total interest expense on deposits	2,074	1,723
Interest on federal funds purchased	25	12
Interest on securities sold under agreements to repurchase	53	30
Interest on Federal Home Loan Bank borrowings	451	399
Interest on other borrowings	6	4
Interest on junior subordinated notes issued to capital trusts	197	72
Interest on long-term debt	124	—
Total interest expense	2,930	2,240
Net interest income	25,555	14,242
Provision for loan losses	1,065	600
Net interest income after provision for loan losses	24,490	13,642
Noninterest income:
Trust, investment, and insurance fees	1,498	1,581
Service charges and fees on deposit accounts	1,258	733
Mortgage origination and loan servicing fees	549	238
Other service charges, commissions and fees	2,618	603
Bank-owned life insurance income	384	295
Gain on sale or call of available for sale securities	244	555
Gain (loss) on sale of premises and equipment	(146)	3
Total noninterest income	6,405	4,008
Noninterest expense:
Salaries and employee benefits	12,645	6,869
Net occupancy and equipment expense	3,251	1,524
Professional fees	946	680
Data processing expense	2,573	432
FDIC insurance expense	421	239
Amortization of intangible assets	1,061	108
Other operating expense	2,549	1,327
Total noninterest expense	23,446	11,179
Income before income tax expense	7,449	6,471
Income tax expense	1,905	1,675
Net income	$5,544	$4,796
Share and per share information:
Ending number of shares outstanding	11,425,035	8,370,309
Average number of shares outstanding	11,416,993	8,363,861
Diluted average number of shares	11,442,931	8,394,026
Earnings per common share - basic	$0.49	$0.57
Earnings per common share - diluted	0.48	0.57
Dividends paid per common share	0.16	0.15
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2016	2015
Net income	$5,544	$4,796

Other comprehensive income, available for sale securities:
Unrealized holding gains arising during period	2,978	2,156
Reclassification adjustment for gains included in net income	(244)	(555)
Income tax expense	(1,016)	(617)
Other comprehensive income on available for sale securities	1,718	984
Other comprehensive income, net of tax	1,718	984
Comprehensive income	$7,262	$5,780
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	4,796	—	4,796
Dividends paid on common stock ($0.15 per share)	—	—	—	—	(1,256)	—	(1,256)
Release/lapse of restriction on RSUs (15,853 shares)	—	—	(283)	294	—	—	11
Stock compensation	—	—	126	—	—	—	126
Other comprehensive income, net of tax	—	—	—	—	—	984	984
Balance at March 31, 2015	$—	$8,690	$80,380	$(6,651)	$108,667	$6,306	$197,392
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	5,544	—	5,544
Dividends paid on common stock ($0.16 per share)	—	—	—	—	(1,827)	—	(1,827)
Release/lapse of restriction on RSUs (17,708 shares)	—	—	(352)	330	—	—	(22)
Stock compensation	—	—	186	—	—	—	186
Other comprehensive income, net of tax	—	—	—	—	—	1,718	1,718
Balance at March 31, 2016	$—	$11,713	$163,321	$(6,001)	$127,618	$5,126	$301,777
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,544	$4,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,065	600
Depreciation, amortization and accretion	2,675	929
(Gain) loss on sale of premises and equipment	146	(3)
Deferred income taxes	(319)	69
Stock-based compensation	186	126
Net gain on sale or call of available for sale securities	(244)	(555)
Net gain on sale of other real estate owned	(408)	(16)
Net gain on sale of loans held for sale	(431)	(80)
Origination of loans held for sale	(23,365)	(13,791)
Proceeds from sales of loans held for sale	25,816	12,391
Decrease in accrued interest receivable	1,773	1,540
Increase in cash surrender value of bank-owned life insurance	(384)	(295)
Decrease in other assets	83	542
Increase in deferred compensation liability	54	9
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(179)	2,297
Net cash provided by operating activities	12,012	8,559
Cash flows from investing activities:
Proceeds from sales of available for sale securities	19,690	48,261
Proceeds from maturities and calls of available for sale securities	22,633	19,581
Purchases of available for sale securities	(2)	(7)
Proceeds from maturities and calls of held to maturity securities	2,494	257
Purchase of held to maturity securities	(2,399)	(3,034)
Net increase in loans	(21,104)	(44,245)
Decrease in loan pool participations, net	—	1,102
Purchases of premises and equipment	(1,854)	(2,180)
Proceeds from sale of other real estate owned	3,481	280
Proceeds from sale of premises and equipment	1,338	10
Proceeds of principal and earnings from bank-owned life insurance	426	—
Net cash provided by investing activities	24,703	20,025
Cash flows from financing activities:
Net decrease in deposits	(33,914)	(289)
Decrease in federal funds purchased	(1,500)	(8,508)
Decrease in securities sold under agreements to repurchase	(9,594)	(5,495)
Proceeds from Federal Home Loan Bank borrowings	30,000	—
Repayment of Federal Home Loan Bank borrowings	(5,000)	(15,000)
Proceeds and effect of tax from share-based compensation	(22)	11
Payments on long-term debt	(1,250)	—
Dividends paid	(1,827)	(1,256)
Net cash used in financing activities	(23,107)	(30,537)
Net increase (decrease) in cash and cash equivalents	13,608	(1,953)
Cash and cash equivalents at beginning of period	47,097	23,409
Cash and cash equivalents at end of period	$60,705	$21,456

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,928	$2,171
Cash paid during the period for income taxes	$10	$200
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$408	$—
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
On May 1, 2015, the Company completed its merger with Central Bancshares, Inc. (“Central”), pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company. On April 2, 2016, Central Bank merged with and into MidWestOne Bank.
The Company issued 2,723,083 shares of common stock and paid $64.0 million in cash, for total consideration of $141.9 million, in connection with the holding company merger. The results of operations acquired from Central have been included in the Company’s results of operations for the time period since the date of acquisition.
The Company owns all of the common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, and prior to the bank merger, all of the common stock of Central Bank, a Minnesota state non-member bank chartered in 1988 with its main office in Golden Valley, Minnesota, and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through our bank subsidiaries, MidWestOne Bank and, prior to the bank merger, Central Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2016 may not be indicative of results for the year ending December 31, 2016, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.
Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements.

2.    Business Combination
On May 1, 2015, the Company acquired all of the voting equity interests of Central, a bank holding company and the parent company of Central Bank, a commercial bank headquartered in Golden Valley, Minnesota, through the merger of Central with and into the Company. Among other things, this transaction provided the Company with the opportunity to expand its business into new markets and grow the size of the business. At the effective time of the merger, each share of common stock of Central converted into a pro rata portion of (1) 2,723,083 shares of common stock of the Company, and (2) $64.0 million in cash.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Central exceeded the net assets acquired, goodwill of $64.7 million has been recorded on the acquisition. Goodwill recorded in this transaction, which reflects the entry into the geographically new markets served by Central, has been allocated to our Central Bank segment. Goodwill recorded in the transaction is not tax deductible. The amounts recognized for the business combination in the financial statements have been determined to be final as of March 31, 2016.
Estimated fair values of assets acquired and liabilities assumed in the Central transaction, as of the closing date of the transaction, were as follows:

(in thousands)	May 1, 2015
ASSETS
Cash and due from banks	$28,404
Investment securities	160,775
Loans	916,973
Premises and equipment	27,908
Goodwill	64,654
Core deposit intangible	12,773
Trade name intangible	1,380
FDIC indemnification asset	3,753
Other real estate owned	8,420
Other assets	14,482
Total assets	1,239,522
LIABILITIES
Deposits	1,049,167
Short-term borrowings	16,124
Junior subordinated notes issued to capital trusts	8,050
Subordinated notes payable	12,669
Accrued expenses and other liabilities	11,617
Total liabilities	1,097,627
Total identifiable net assets	141,895

Consideration:
Market value of common stock at $29.31 per share at May 1, 2015 (2,723,083 shares of common stock issued), net of stock illiquidity discount due to restrictions	77,895
Cash paid	64,000
Total fair value of consideration	$141,895
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
Disclosures required by ASC 805-20-50-1(a) concerning the Federal Deposit Insurance Corporation (the ”FDIC”) indemnification assets have not been included due to the immateriality of the amount involved. See Note 6. “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to the FDIC indemnification asset.
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
The Company recorded $2.2 million and $0.5 million in pre-tax merger-related expenses for the three months ended March 31, 2016 and 2015, respectively, including professional and legal fees of $0.1 million and $0.2 million, respectively, to directly consummate the bank merger and the holding company merger, respectively. These amounts are included in professional fees in the Company’s consolidated statements of operations. The remainder of merger-related expenses primarily relate to retention and severance compensation costs in the amount of $0.3 million and $0.3 million, for the three months ended March 31, 2016 and 2015, respectively, which are included in salaries and employee benefits in the consolidated statements of operations, and $1.8 million of data processing service contract termination costs for the three months ended March 31, 2016, which are included in data processing expense.
During the measurement period, specifically the three months ended March 31, 2016, the Company recognized adjustments to the provisional amounts reported at December 31, 2015, which reflect new information that existed as of May 1, 2015 that, if known, would have affected the measurement of the amounts recognized as of that date. In its interim financial statements for the three months ended March 31, 2016, the Company adjusted the provisional amounts for deferred taxes. The results of these adjustments are reflected in the $0.1 million increase to goodwill during the quarter ended March 31, 2016. The final adjustments had no impact on earnings, and in accordance with ASU 2015-16 were recorded during the three months ending March 31, 2016.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2015, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of Central into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments, including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Net income in the table below includes merger expenses.

Pro Forma
Three Months Ended March 31,

(in thousands)	2015
Total revenues (net interest income plus noninterest income)	$34,338
Net income	$6,497
The pro forma information above excludes the impact of any provision recorded related to renewing Central loans. Revenues and earnings included in the consolidated statements of operations of the acquired company were $15.6 million and $1.9 million for the three months ended March 31, 2016.

3.    Shareholders’ Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of March 31, 2016, none were issued or outstanding.
Common Stock: As of March 31, 2016, the number of authorized shares of common stock for the Company was 15,000,000. As of March 31, 2016, 11,425,035 shares were outstanding.
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
On July 17, 2014, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The repurchase program replaced the Company’s prior repurchase program. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. During the first quarter of 2016 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of March 31, 2016.

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

The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2016	2015
Basic earnings per common share computation
Numerator:
Net income	$5,544	$4,796
Denominator:
Weighted average shares outstanding	11,416,993	8,363,861
Basic earnings per common share	$0.49	$0.57

Diluted earnings per common share computation
Numerator:
Net income	$5,544	$4,796
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	11,442,931	8,394,026
Diluted earnings per common share	$0.48	$0.57

5.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$11,433	$113	$—	$11,546
State and political subdivisions	172,127	7,116	15	179,228
Mortgage-backed securities	52,213	806	6	53,013
Collateralized mortgage obligations	101,872	596	618	101,850
Corporate debt securities	40,363	248	19	40,592
Total debt securities	378,008	8,879	658	386,229
Other equity securities	1,252	40	27	1,265
Total	$379,260	$8,919	$685	$387,494

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Treasury securities	$6,931	$—	$21	$6,910
U.S. Government agencies and corporations	26,600	99	46	26,653
State and political subdivisions	176,794	6,662	72	183,384
Mortgage-backed securities	56,950	569	457	57,062
Collateralized mortgage obligations	107,613	321	1,530	106,404
Corporate debt securities	45,602	50	86	45,566
Total debt securities	420,490	7,701	2,212	425,979
Other equity securities	1,250	50	38	1,262
Total	$421,740	$7,751	$2,250	$427,241

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$68,288	$1,509	$17	$69,780
Mortgage-backed securities	2,914	9	6	2,917
Collateralized mortgage obligations	29,508	106	176	29,438
Corporate debt securities	17,538	101	360	17,279
Total	$118,248	$1,725	$559	$119,414

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$66,454	$928	$110	$67,272
Mortgage-backed securities	3,920	4	38	3,886
Collateralized mortgage obligations	30,505	1	459	30,047
Corporate debt securities	17,544	—	515	17,029
Total	$118,423	$933	$1,122	$118,234
Investment securities with a carrying value of $290.2 million and $321.6 million at March 31, 2016 and December 31, 2015, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2016 and December 31, 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following presents information pertaining to securities with gross unrealized losses as of March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	5	$929	$2	$813	$13	$1,742	$15
Mortgage-backed securities	9	972	6	—	—	972	6
Collateralized mortgage obligations	9	16,736	47	20,103	571	36,839	618
Corporate debt securities	2	7,576	19	—	—	7,576	19
Other equity securities	1	—	—	973	27	973	27
Total	26	$26,213	$74	$21,889	$611	$48,102	$685

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Treasury securities	1	$6,910	$21	$—	$—	$6,910	$21
U.S. Government agencies and corporations	1	4,890	46	—	—	4,890	46
State and political subdivisions	22	8,419	24	3,177	48	11,596	72
Mortgage-backed securities	27	37,753	457	—	—	37,753	457
Collateralized mortgage obligations	23	56,447	420	31,253	1,110	87,700	1,530
Corporate debt securities	8	30,496	86	—	—	30,496	86
Other equity securities	1	—	—	962	38	962	38
Total	83	$144,915	$1,054	$35,392	$1,196	$180,307	$2,250

		As of March 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	10	$2,145	$16	$98	$1	$2,243	$17
Mortgage-backed securities	2	893	6	—	—	893	6
Collateralized mortgage obligations	5	11,504	66	7,256	110	18,760	176
Corporate debt securities	3	4,231	153	680	207	4,911	360
Total	20	$18,773	$241	$8,034	$318	$26,807	$559

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	32	$9,345	$93	$2,040	$17	$11,385	$110
Mortgage-backed securities	5	3,723	38	—	—	3,723	38
Collateralized mortgage obligations	7	22,571	320	7,416	139	29,987	459
Corporate debt securities	6	15,606	309	680	206	16,286	515
Total	50	$51,245	$760	$10,136	$362	$61,381	$1,122
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
 At March 31, 2016 and December 31, 2015, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At March 31, 2016, approximately 58% of the municipal bonds held by the Company were Iowa-based, and approximately 20% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Company also owned $0.3 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the three months ended March 31, 2016 and the full year of 2015, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future and any such amounts could be material to the Company’s consolidated statements of operations.
The contractual maturity distribution of investment debt securities at March 31, 2016, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$20,886	$20,986	$—	$—
Due after one year through five years	86,325	88,511	6,117	6,149
Due after five years through ten years	100,431	105,087	51,082	52,116
Due after ten years	16,281	16,782	28,627	28,794
Debt securities without a single maturity date	154,085	154,863	32,422	32,355
Total	$378,008	$386,229	$118,248	$119,414
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
Proceeds from the sales of investment securities available for sale during the three months ended March 31, 2016 and March 31, 2015 were $19.7 million and $48.3 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$244	$441
Gross realized losses	—	(74)
Other-than-temporary impairment	—	—
	244	367
Equity securities:
Gross realized gains	—	188
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	—	188
Total net realized gains and losses	$244	$555

6.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2016 and December 31, 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$41	$618	$2,712	$362	$1	$3,734
Collectively evaluated for impairment	2,194	4,062	6,803	2,912	187	16,158
Purchased credit impaired loans	—	—	198	155	—	353
Total	$2,235	$4,680	$9,713	$3,429	$188	$20,245
Loans receivable
Individually evaluated for impairment	$3,014	$7,880	$16,621	$5,570	$25	$33,110
Collectively evaluated for impairment	120,481	465,363	986,109	506,407	36,427	2,114,787
Purchased credit impaired loans	—	75	17,519	6,900	—	24,494
Total	$123,495	$473,318	$1,020,249	$518,877	$36,452	$2,172,391

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$51	$489	$2,786	$387	$1	$—	$3,714
Collectively evaluated for impairment	1,366	4,962	5,718	3,539	408	(374)	15,619
Purchased credit impaired loans	—	—	52	42	—	—	94
Total	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Loans receivable
Individually evaluated for impairment	$3,072	$7,718	$23,697	$5,725	$26	$—	$40,238
Collectively evaluated for impairment	118,642	461,275	950,207	517,482	38,506	—	2,086,112
Purchased credit impaired loans	—	256	18,037	7,299	—	—	25,592
Total	$121,714	$469,249	$991,941	$530,506	$38,532	$—	$2,151,942
Included above as of March 31, 2016, are loans with a contractual balance of $95.7 million and a recorded balance of $90.6 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 8. “Other Assets”.
As of March 31, 2016, the purchased credit impaired loans included above are $31.3 million, net of a discount of $6.8 million.
Loans with unpaid principal in the amount of $568.3 million and $558.8 million at March 31, 2016 and December 31, 2015, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2016 and 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(125)	(10)	(40)	(159)	(50)	—	(384)
Recoveries	6	12	53	64	2	—	137
Provision	937	(773)	1,144	(444)	(173)	374	1,065
Ending balance	$2,235	$4,680	$9,713	$3,429	$188	$—	$20,245
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	—	(247)	—	(510)	(33)	—	(790)
Recoveries	—	339	—	4	10	—	353
Provision	106	(354)	1,357	422	(15)	(916)	600
Ending balance	$1,612	$5,518	$5,756	$3,083	$285	$272	$16,526

As part of the merger between MidWestOne Bank and Central Bank, management developed a single methodology for determining the amount of the ALLL that would be needed at the combined bank. The new methodology is a hybrid of the methods used at MidWestOne Bank and Central Bank prior to the bank merger and the results from the new ALLL model are consistent with the results that the two banks calculated individually. The refined allowance calculation allocates the portion of allowance that was previously deemed to be unallocated to instead be included in management’s determination of appropriate qualitative factors. These qualitative factors include (i) national and local economic conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering the Company’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment. The Company may also consider other qualitative factors for additional allowance allocations, including changes in the Company’s loan review process. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.

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
Purchased Loans Policy
All purchased loans (nonimpaired and impaired) are initially measured at fair value as of the acquisition date in accordance with applicable authoritative accounting guidance. Credit discounts are included in the determination of fair value. An allowance for loan losses is not recorded at the acquisition date for loans purchased.
Individual loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are referred to herein as “purchased credit impaired loans.” In determining the acquisition date fair value and estimated credit losses of purchased credit impaired loans, and in subsequent accounting, the Company accounts for loans individually. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or valuation allowance. Expected cash flows at the purchase date in excess of the fair value of loans, if any, are recorded as interest income over the expected life of the loans if the timing and amount of future cash flows are reasonably estimable. Subsequent to the purchased date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an allowance for loan losses and a provision for loan losses. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost-recovery method or cash-basis method of income recognition.
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
Charge-off Policy
The Company requires a loan to be charged-off, in whole or in part, as soon as it becomes apparent that some loss will be incurred, or when its collectability is sufficiently questionable that it no longer is considered a bankable asset. The primary considerations when determining if and how much of a loan should be charged-off are as follows: (1) the potential for future cash flows; (2) the value of any collateral; and (3) the strength of any co-makers or guarantors.

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
The Allowance for Loan and Lease Losses
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated probable losses without eroding the Company’s capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inaccuracy. Given the inherently imprecise nature of calculating the necessary ALLL, the Company’s policy permits the actual ALLL to be between 20% above and 5% below the “indicated reserve.”
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
A loan modification is a change in an existing loan contract that has been agreed to by the borrower and the bank, which may or may not be a troubled debt restructure or “TDR.” All loans deemed TDR are considered impaired. A loan is considered a TDR when, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. Both financial distress on the part of the borrower and the bank’s granting of a concession, which are detailed further below, must be present in order for the loan to be considered a TDR.
All of the following factors are indicators that the debtor is experiencing financial difficulties (one or more items may be present):

•	The debtor is currently in default on any of its debt.

•	The debtor has declared or is in the process of declaring bankruptcy.

•	There is significant doubt as to whether the debtor will continue to be a going concern.

•	Currently, the debtor has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange.

•
Based on estimates and projections that only encompass the current business capabilities, the debtor forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity.

•
Absent the current modification, the debtor cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor.

The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following table sets forth information on the Company’s TDRs by class of financing receivable occurring during the stated periods:

	Three Months Ended March 31,
	2016			2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	1	$25	$25	—	$—	$—
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	104	104	—	—	—
One- to four- family junior liens
Interest rate reduction	1	71	71	—	—	—
Total	3	$200	$200	—	$—	$—

(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were as follows:

	Three Months Ended March 31,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Total	—	$—	—	$—
(1) TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
Loans Reviewed Collectively for Impairment
All loans not evaluated individually for impairment will be separated into homogeneous pools to be collectively evaluated. Loans will be first grouped into the various loan types (i.e. commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e. pass, special mention/watch, and substandard). Homogeneous loans past due 60-89 days and 90 days and over are classified special mention/watch and substandard, respectively, for allocation purposes.
The Company’s historical loss experience for each group segmented by loan type is calculated for the prior 20 quarters as a starting point for estimating losses. In addition, other prevailing qualitative or environmental factors likely to cause probable losses to vary from historical data are incorporated in the form of adjustments to increase or decrease the loss rate applied to each group. These adjustments are documented and fully explain how the current information, events, circumstances, and conditions impact the historical loss measurement assumptions.
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
The items listed above are used to determine the pass percentage for loans evaluated under ASC 450, and as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated special mention/watch at the time of the loss. Substandard loans carry exponentially greater risk than special mention/watch loans, and as such, this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loans was risk rated substandard at the time of the loss. Ongoing analysis will be performed to support these factor multiples.
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
March 31, 2016
Agricultural	$107,225	$13,228	$3,042	$—	$—	$123,495
Commercial and industrial	438,725	14,686	18,409	10	—	471,830
Credit cards	1,474	1	13	—	—	1,488
Commercial real estate:
Construction and development	110,190	2,298	2,730	—	—	115,218
Farmland	82,618	6,052	3,146	—	—	91,816
Multifamily	122,772	368	2,270	—	—	125,410
Commercial real estate-other	647,410	20,738	19,660	—	—	687,808
Total commercial real estate	962,990	29,456	27,806	—	—	1,020,252
Residential real estate:
One- to four- family first liens	401,419	4,354	12,447	121	—	418,341
One- to four- family junior liens	95,393	2,022	3,062	59	—	100,536
Total residential real estate	496,812	6,376	15,509	180	—	518,877
Consumer	36,141	8	261	39	—	36,449
Total	$2,043,367	$63,755	$65,040	$229	$—	$2,172,391

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2015
Agricultural	$111,361	$8,536	$1,817	$—	$—	$121,714
Commercial and industrial	436,857	12,893	17,652	10	—	467,412
Credit cards	1,354	19	4	—	—	1,377
Overdrafts	1,168	100	215	—	—	1,483
Commercial real estate:
Construction and development	114,640	2,406	3,707	—	—	120,753
Farmland	82,442	2,408	4,234	—	—	89,084
Multifamily	119,139	371	2,253	—	—	121,763
Commercial real estate-other	609,651	19,402	31,288	—	—	660,341
Total commercial real estate	925,872	24,587	41,482	—	—	991,941
Residential real estate:
One- to four- family first liens	410,143	4,813	13,042	235	—	428,233
One- to four- family junior liens	96,223	1,782	4,209	59	—	102,273
Total residential real estate	506,366	6,595	17,251	294	—	530,506
Consumer	37,184	6	278	41	—	37,509
Total	$2,020,162	$52,736	$78,699	$345	$—	$2,151,942

Included within the special mention, substandard, and doubtful categories at March 31, 2016 and December 31, 2015 are purchased credit impaired loans totaling $19.0 million and $23.7 million, respectively.
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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$2,849	$3,520	$—	$1,512	$2,084	$—
Commercial and industrial	4,469	4,723	—	6,487	6,752	—
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	321	448	—
Farmland	3,147	3,305	—	2,711	2,870	—
Multifamily	1,720	1,845	—	1,632	1,798	—
Commercial real estate-other	4,601	4,876	—	12,230	12,642	—
Total commercial real estate	9,468	10,026	—	16,894	17,758	—
Residential real estate:
One- to four- family first liens	2,874	2,922	—	2,494	2,533	—
One- to four- family junior liens	922	927	—	1,297	1,308	—
Total residential real estate	3,796	3,849	—	3,791	3,841	—
Consumer	16	32	—	17	33	—
Total	$20,598	$22,150	$—	$28,701	$30,468	$—
With an allowance recorded:
Agricultural	$165	$165	$41	$1,560	$1,560	$51
Commercial and industrial	3,657	3,690	618	1,231	1,258	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	305	305	56	34	34	34
Farmland	—	—	—	69	69	3
Multifamily	158	158	41	224	224	73
Commercial real estate-other	6,540	6,541	2,615	6,476	6,478	2,676
Total commercial real estate	7,003	7,004	2,712	6,803	6,805	2,786
Residential real estate:
One- to four- family first liens	1,759	1,892	358	1,919	2,056	383
One- to four- family junior liens	15	15	4	15	15	4
Total residential real estate	1,774	1,907	362	1,934	2,071	387
Consumer	9	9	1	9	9	1
Total	$12,608	$12,775	$3,734	$11,537	$11,703	$3,714
Total:
Agricultural	$3,014	$3,685	$41	$3,072	$3,644	$51
Commercial and industrial	8,126	8,413	618	7,718	8,010	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	305	305	56	355	482	34
Farmland	3,147	3,305	—	2,780	2,939	3
Multifamily	1,878	2,003	41	1,856	2,022	73
Commercial real estate-other	11,141	11,417	2,615	18,706	19,120	2,676
Total commercial real estate	16,471	17,030	2,712	23,697	24,563	2,786
Residential real estate:
One- to four- family first liens	4,633	4,814	358	4,413	4,589	383
One- to four- family junior liens	937	942	4	1,312	1,323	4
Total residential real estate	5,570	5,756	362	5,725	5,912	387
Consumer	25	41	1	26	42	1
Total	$33,206	$34,925	$3,734	$40,238	$42,171	$3,714

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$2,914	$20	$1,375	$14
Commercial and industrial	4,375	1	1,872	29
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	—	—	49	—
Farmland	3,320	26	2,241	27
Multifamily	1,709	25	—	—
Commercial real estate-other	4,626	50	1,036	—
Total commercial real estate	9,655	101	3,326	27
Residential real estate:
One- to four- family first liens	2,833	27	1,417	—
One- to four- family junior liens	920	11	134	—
Total residential real estate	3,753	38	1,551	—
Consumer	17	1	23	—
Total	$20,714	$161	$8,147	$70
With an allowance recorded:
Agricultural	$167	$2	$1,589	$12
Commercial and industrial	3,679	4	1,022	9
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	305	3	34	—
Farmland	—	—	72	1
Multifamily	158	—	—	—
Commercial real estate-other	6,546	9	549	4
Total commercial real estate	7,009	12	655	5
Residential real estate:
One- to four- family first liens	1,607	8	1,068	9
One- to four- family junior liens	15	—	72	—
Total residential real estate	1,622	8	1,140	9
Consumer	9	1	10	—
Total	$12,486	$27	$4,416	$35
Total:
Agricultural	$3,081	$22	$2,964	$26
Commercial and industrial	8,054	5	2,894	38
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	305	3	83	—
Farmland	3,320	26	2,313	28
Multifamily	1,867	25	—	—
Commercial real estate-other	11,172	59	1,585	4
Total commercial real estate	16,664	113	3,981	32
Residential real estate:
One- to four- family first liens	4,440	35	2,485	9
One- to four- family junior liens	935	11	206	—
Total residential real estate	5,375	46	2,691	9
Consumer	26	2	33	—
Total	$33,200	$188	$12,563	$105

The following table sets forth the composition and past due status of the Company’s loans at March 31, 2016 and December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
March 31, 2016
Agricultural	$482	$277	$315	$1,074	$122,421	$123,495
Commercial and industrial	1,058	633	115	1,806	470,024	471,830
Credit cards	—	1	13	14	1,474	1,488
Commercial real estate:
Construction and development	—	—	118	118	115,100	115,218
Farmland	—	363	—	363	91,453	91,816
Multifamily	—	—	—	—	125,410	125,410
Commercial real estate-other	1,294	2,044	640	3,978	683,830	687,808
Total commercial real estate	1,294	2,407	758	4,459	1,015,793	1,020,252
Residential real estate:
One- to four- family first liens	1,360	998	1,274	3,632	414,709	418,341
One- to four- family junior liens	519	85	268	872	99,664	100,536
Total residential real estate	1,879	1,083	1,542	4,504	514,373	518,877
Consumer	31	5	9	45	36,404	36,449
Total	$4,744	$4,406	$2,752	$11,902	$2,160,489	$2,172,391

Included in the totals above are the following purchased credit impaired loans	$363	$2,233	$420	$3,016	$21,478	$24,494

December 31, 2015
Agricultural	$19	$190	$169	$378	$121,336	$121,714
Commercial and industrial	1,046	710	644	2,400	465,012	467,412
Credit cards	2	17	4	23	1,354	1,377
Overdrafts	175	8	31	214	1,269	1,483
Commercial real estate:
Construction and development	—	—	415	415	120,338	120,753
Farmland	120	—	80	200	88,884	89,084
Multifamily	—	—	224	224	121,539	121,763
Commercial real estate-other	1,190	754	1,636	3,580	656,761	660,341
Total commercial real estate	1,310	754	2,355	4,419	987,522	991,941
Residential real estate:
One- to four- family first liens	2,611	1,293	1,772	5,676	422,557	428,233
One- to four- family junior liens	168	120	317	605	101,668	102,273
Total residential real estate	2,779	1,413	2,089	6,281	524,225	530,506
Consumer	62	6	17	85	37,424	37,509
Total	$5,393	$3,098	$5,309	$13,800	$2,138,142	$2,151,942

Included in the totals above are the following purchased credit impaired loans	$473	$799	$989	$2,261	$23,331	$25,592
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
The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due ninety days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$218	$315	$172	$—
Commercial and industrial	5,756	10	575	—
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	44	—	95	—
Farmland	249	—	20	80
Multifamily	224	—	224	—
Commercial real estate-other	7,812	16	1,452	—
Total commercial real estate	8,329	16	1,791	80
Residential real estate:
One- to four- family first liens	2,034	177	1,182	199
One- to four- family junior liens	139	—	281	—
Total residential real estate	2,173	177	1,463	199
Consumer	10	9	11	5
Total	$16,486	$527	$4,012	$284
Not included in the loans above as of March 31, 2016 and December 31, 2015 were purchased credit impaired loans with an outstanding balance of $4.5 million and $33.0 million, net of a discount of $1.8 million and $7.4 million, respectively.
As of March 31, 2016, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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

For purchased non-credit impaired loans the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We anticipate recording a provision for the acquired portfolio in future quarters as the former Central loans renew and the discount is accreted.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Balance at beginning of period	$1,446	$—
Purchases	—	—
Accretion	(601)	—
Reclassification from nonaccretable difference	—	—
Balance at end of period	$845	$—

7.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. As of March 31, 2016, the Company had three reporting units: MidWestOne Bank, Central Bank, and Corporate and other. No impairment was recorded on either the goodwill or the trade name intangible assets during the three months ended March 31, 2016. The carrying amount of goodwill was $64.7 million at March 31, 2016 and $64.5 million at December 31, 2015. The increase of $0.1 million in goodwill was due to the finalization of merger accounting issues related to the Central merger.
In addition to goodwill, the Company recognized a $12.7 million core deposit intangible, and a $1.4 million trade name intangible in 2015 due to the Central merger.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of March 31, 2016:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
March 31, 2016
Balance, beginning of period	$275	$10,480	$7,040	$1,203	$143	$19,141
Additions from business combination	—	—	—	—	—	—
Amortization expense	(18)	(974)	—	(63)	(6)	(1,061)
Balance at end of period	$257	$9,506	$7,040	$1,140	$137	$18,080

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,063)	(8,700)	—	(240)	(193)	(10,196)
Net book value	$257	$9,506	$7,040	$1,140	$137	$18,080

8.    Other Assets
The components of the Company’s other assets were as follows:

	March 31, 2016	December 31, 2015
(in thousands)
Federal Home Loan Bank Stock	$10,812	$9,832
FDIC indemnification asset, net	3,787	4,274
Prepaid expenses	2,145	2,271
Mortgage servicing rights	2,090	2,249
Federal & state income taxes receivable, current	—	1,079
Accounts receivable & other miscellaneous assets	2,892	2,104
	$21,726	$21,809

MidWestOne Bank and, previously, Central Bank are each members of The Federal Home Loan Bank of Des Moines, and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock the banks are required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the three months ended March 31, 2016 or in the year ended December 31, 2015. Redemption of this investment is at the option of the FHLB.
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

9.    Short-Term Borrowings
Short-term borrowings were as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	—%	$—	0.34%	$1,500
Securities sold under agreements to repurchase	0.34	57,869	0.31	67,463
Total	0.34%	$57,869	0.31%	$68,963
At March 31, 2016 and December 31, 2015, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.8 million as of both March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, MidWestOne Bank and Central Bank had municipal securities pledged with a market value of $13.1 million pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of March 31, 2016 and December 31, 2015, there were zero and $1.5 million of borrowings through these correspondent bank federal funds agreements, respectively.
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

On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR + 2.00%. The line is scheduled to mature on April 28, 2016. The Company had no balance outstanding under this agreement as of March 31, 2016.

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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2016 and December 31, 2015:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				3/31/2016
March 31, 2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,568	Three-month LIBOR + 3.50%	4.13%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,582	Three-month LIBOR + 2.15%	2.77%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.20%	12/15/2037	12/15/2012
Total	$24,743	$23,614

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2015
December 31, 2015
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,552	Three-month LIBOR + 3.50%	4.01%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,571	Three-month LIBOR + 2.15%	2.74%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.10%	12/15/2037	12/15/2012
Total	$24,743	$23,587
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

11.    Long-Term Borrowings
Long-term borrowings were as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.71%	$112,000	1.64%	$87,000
Note payable to unaffiliated bank	2.19	21,250	2.17	22,500
Total	1.79%	$133,250	1.75%	$109,500

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
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began September 30, 2015. As of March 31, 2016, $21.3 million of that note was outstanding.

12.    Income Taxes
The income tax provisions for the three months ended March 31, 2016 and 2015 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes, because of the following items:

	For the Three Months Ended March 31,
	2016		2015
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$2,607	35.0%	$2,265	35.0%
Tax-exempt interest	(754)	(10.1)	(670)	(10.4)
Bank-owned life insurance	(134)	(1.8)	(103)	(1.6)
State income taxes, net of federal income tax benefit	320	4.3	200	3.1
Non-deductible acquisition expenses	25	0.3	65	1.0
General business credits	(139)	(1.9)	(8)	(0.1)
Other	(20)	(0.3)	(74)	(1.1)
Total income tax provision	$1,905	25.5%	$1,675	25.9%
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
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$11,546	$—	$11,546	$—
State and political subdivisions	179,228	—	179,228	—
Mortgage-backed securities	53,013	—	53,013	—
Collateralized mortgage obligations	101,850	—	101,850	—
Corporate debt securities	40,592	—	40,592	—
Total available for sale debt securities	386,229	—	386,229	—
Other equity securities	1,265	1,265	—	—
Total securities available for sale	$387,494	$1,265	$386,229	$—

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Treasury securities	$6,910	$—	$6,910	$—
U.S. Government agencies and corporations	26,653	—	26,653	—
State and political subdivisions	183,384	—	183,384	—
Mortgage-backed securities	57,062	—	57,062	—
Collateralized mortgage obligations	106,404	—	106,404	—
Corporate debt securities	45,566	—	45,566	—
Total available for sale debt securities	425,979	—	425,979	—
Other equity securities	1,262	1,262	—	—
Total securities available for sale	$427,241	$1,262	$425,979	$—

There were no transfers of assets between levels of the fair value hierarchy during the three months ended March 31, 2016 or the year ended December 31, 2015.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2016 or the year ended December 31, 2015.
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
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2016 and December 31, 2015, as more fully described above.

	Fair Value Measurement at March 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$18,729	$—	$—	$18,729
Other real estate owned	$6,169	$—	$—	$6,169

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$23,812	$—	$—	$23,812
Other real estate owned	$8,834	$—	$—	$8,834
The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2016 and December 31, 2015. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of MidWestOne Bank and, previously, Central Bank. Neither of these components has been given consideration in the presentation of fair values below.

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$60,705	$60,705	$60,705	$—	$—
Investment securities:
Available for sale	387,494	387,494	1,265	386,229	—
Held to maturity	118,248	119,414	—	119,414	—
Total investment securities	505,742	506,908	1,265	505,643	—
Loans held for sale	1,167	1,190	—	—	1,190
Loans, net	2,152,146	2,151,636	—	2,151,636	—
Accrued interest receivable	11,963	11,963	11,963	—	—
Federal Home Loan Bank stock	10,812	10,812	—	10,812	—
Financial liabilities:
Deposits:
Non-interest bearing demand	513,013	513,013	513,013	—	—
Interest-bearing checking	1,075,427	1,075,427	1,075,427	—	—
Savings	194,513	194,513	194,513	—	—
Certificates of deposit under $100,000	337,859	337,747	—	337,747	—
Certificates of deposit $100,000 and over	308,795	309,515	—	309,515	—
Total deposits	2,429,607	2,430,215	1,782,953	647,262	—
Federal funds purchased and securities sold under agreements to repurchase	57,869	57,869	57,869	—	—
Federal Home Loan Bank borrowings	112,000	112,836	—	112,836	—
Junior subordinated notes issued to capital trusts	23,614	18,947	—	18,947	—
Long-term debt	21,250	21,250	—	21,250	—
Accrued interest payable	1,509	1,509	1,509	—	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,097	$47,097	$47,097	$—	$—
Investment securities:
Available for sale	427,241	427,241	1,262	425,979	—
Held to maturity	118,423	118,234	—	118,234	—
Total investment securities	545,664	545,475	1,262	544,213	—
Loans held for sale	3,187	3,262	—	—	3,262
Loans, net	2,132,515	2,132,009	—	2,132,009	—
Accrued interest receivable	13,736	13,736	13,736	—	—
Federal Home Loan Bank stock	9,832	9,832	—	9,832	—
Financial liabilities:
Deposits:
Non-interest bearing demand	559,586	559,586	559,586	—	—
Interest-bearing checking	1,064,350	1,064,350	1,064,350	—	—
Savings	189,489	189,489	189,489	—	—
Certificates of deposit under $100,000	348,268	346,875	—	346,875	—
Certificates of deposit $100,000 and over	301,828	301,521	—	301,521	—
Total deposits	2,463,521	2,461,821	1,813,425	648,396	—
Federal funds purchased and securities sold under agreements to repurchase	68,963	68,963	68,963	—	—
Federal Home Loan Bank borrowings	87,000	86,817	—	86,817	—
Junior subordinated notes issued to capital trusts	23,587	18,611	—	18,611	—
Long-term debt	22,500	22,500	—	22,500	—
Accrued interest payable	1,507	1,507	1,507	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at March 31, 2016, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2016	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$18,729	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$6,169	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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
The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the two subsidiary banks wholly-owned by the Company: MidWestOne Bank and Central Bank (which was acquired May 1, 2015 and merged into MidWestOne Bank on April 2, 2016). Each of these secondary segments offers similar products and services, with each offering commercial, consumer, and mortgage loans and deposit services.
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company.

The following table presents summary financial information for the reportable segments for the three months ended March 31, 2016 and 2015:

	Commercial Banking
(in thousands)	MidWestOne Bank	Central Bank	All Other	Intercompany Eliminations	Consolidated Total
Three months ended March 31, 2016
Net interest income	$13,125	$12,743	$(313)	$—	$25,555
Provision for loan losses	450	615	—	—	1,065
Noninterest income	3,194	2,892	319	—	6,405
Noninterest expense(1)	10,616	11,983	847	—	23,446
Income tax expense (benefit)	1,172	1,144	(411)	—	1,905
Net income	$4,081	$1,893	$(430)	$—	$5,544
Goodwill	$—	$64,654	$—	$—	$64,654
Total assets	$1,737,351	$1,247,265	$347,498	$(367,896)	$2,964,218

Three months ended March 31, 2015
Net interest income	$14,334	$—	$(92)	$—	$14,242
Provision for loan losses	600	—	—	—	600
Noninterest income	3,420	—	588	—	4,008
Noninterest expense(1)	10,026	—	1,153	—	11,179
Income tax expense (benefit)	1,919	—	(244)	—	1,675
Net income	$5,209	$—	$(413)	$—	$4,796
Goodwill	$—	$—	$—	$—	$—
Total assets	$1,773,402	$—	$214,211	$(209,636)	$1,777,977
(1) Includes merger-related expenses of $2.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, included in the MidWestOne Bank subsegment.

15.    Branch Sales
On September 24, 2015, Central Bank, previously a wholly owned subsidiary of the Company, entered into an agreement to sell its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank (“CCF Bank”) headquartered in Altoona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. CCF Bank assumed approximately $27.1 million in deposits and $16.4 million in loans on the sale completion date of February 5, 2016, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Operation in Other service charges, commissions and fees.

16.    Effect of New Financial Accounting Standards
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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718). The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard applies to public business entities for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is still evaluating the effect of this guidance on the Company’s consolidated financial statements.

17.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2016, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2016 have been recognized in the consolidated financial statements for the period ended March 31, 2016. Events or transactions that provided evidence about conditions that did not exist at March 31, 2016, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended March 31, 2016.
On April 2, 2016, Central Bank, a wholly owned subsidiary of the Company, was merged into the charter of MidWestOne Bank, also a wholly owned subsidiary of the Company. The merger of the banks was the final step in the merger with Central, which was first announced in November 2014.

On April 21, 2016, the board of directors of the Company declared a cash dividend of $0.16 per share payable on June 15, 2016 to shareholders of record as of the close of business on June 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest, through its bank subsidiary. MidWestOne Bank has office locations in central and east-central Iowa, the Twin Cities area of Minnesota, Wisconsin, and Florida. On April 2, 2016, MidWestOne Bank merged with Central Bank, which was the Company’s subsidiary bank following the Company’s merger with Central. Central Bank had office locations in the Twin Cities area of Minnesota, Wisconsin, and Florida. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Iowa. MidWestOne Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of MidWestOne Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2015 Annual Report on Form 10-K. Results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of results to be attained for any other period.
Sale of Barron and Rice Lake, Wisconsin Central Bank Branch Offices
On February 5, 2016, Central Bank, formerly a wholly owned subsidiary of the Company prior to its merger with MidWestOne Bank, completed the sale of its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank headquartered in Altoona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. CCF Bank assumed approximately $27.1 million in deposits and $16.4 million in loans, and the Company realized a net gain of $0.7 million.
Critical Accounting Policies
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015
Summary
For the quarter ended March 31, 2016, we earned net income of $5.5 million, which was an increase of $0.7 million from $4.8 million for the quarter ended March 31, 2015. Basic and diluted earnings per common share for the first quarter of 2016 were $0.49 and $0.48, respectively, versus $0.57 for both basic and diluted earnings per common share in the first quarter of 2015. After excluding the effects of $2.2 million ($1.4 million after tax) of expenses related to the merger with Central Bank, adjusted diluted earnings per share for the first quarter of 2016 were $0.60. Our annualized Return on Average Assets (“ROAA”) for the first quarter of 2016 was 0.75% compared with a ROAA of 1.10% for the same period in 2015. Our annualized Return on Average Shareholders’ Equity (“ROAE”) was 7.46% for the three months ended March 31, 2016 compared with 9.99% for the three months ended March 31, 2015. The annualized Return on Average Tangible Equity (“ROATE”) was 11.62% for the first quarter of 2016 compared with 10.58% for the same period in 2015.
The following table presents selected financial results and measures as of and for the quarter ended March 31, 2016 and 2015.

	As of and for the Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net Income	$5,544	$4,796
Average Assets	2,961,462	1,773,129
Average Shareholders’ Equity	299,071	194,761
Return on Average Assets* (ROAA)	0.75%	1.10%
Return on Average Shareholders’ Equity* (ROAE)	7.46	9.99
Return on Average Tangible Equity* (ROATE)	11.62	10.58
Total Equity to Assets (end of period)	10.18	11.10
Tangible Equity to Tangible Assets (end of period)	7.75	10.69
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Net Income:
Net income	$5,544	$4,796
Plus: Intangible amortization, net of tax (1)	690	70
Adjusted net income	$6,234	$4,866
Average Tangible Equity:
Average total shareholders’ equity	$299,071	$194,761
Less: Average intangibles, net of amortization	(83,295)	(8,193)
Average tangible equity	$215,776	$186,568
ROATE (annualized)	11.62%	10.58%
Net Income:
Net income	$5,544	$4,796
Plus: Merger-related expenses	2,181	510
Net tax effect of merger-related expenses(2)	(823)	(113)
Net income exclusive of merger-related expenses	$6,902	$5,193
Diluted average number of shares	11,442,931	8,394,026
Earnings Per Common Share-Diluted	$0.48	$0.57
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.60	$0.62
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

	As of March 31,
(in thousands)	2016	2015
Tangible Equity:
Total shareholders’ equity	$301,777	$197,392
Less: Intangible assets, net of amortization and associated deferred tax liability	(78,234)	(8,151)
Tangible equity	$223,543	$189,241
Tangible Assets:
Total assets	$2,964,218	$1,777,977
Less: Intangible assets, net of amortization and associated deferred tax liability	(78,234)	(8,151)
Tangible assets	$2,885,984	$1,769,826
Tangible Equity/Tangible Assets	7.75%	10.69%

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
Our net interest income for the quarter ended March 31, 2016 increased $11.3 million, or 79.4%, to $25.6 million from $14.2 million for the first quarter of 2015, primarily due to the merger with Central. An increase in average loan balances, a 21 basis point increase in average yield, and the effect of the merger-related discount accretion of $1.2 million resulted in loan interest income increasing by $12.5 million, or 99.7%, to $25.1 million for the first quarter of 2016 compared to the first quarter of 2015. Income from investment securities increased to $3.4 million for the first quarter of 2016 compared to $3.3 million for the first quarter of 2015, reflective of an increase of $41.6 million in the average balance of investment securities between the two comparable periods, and despite a decrease of 21 basis points in the average yield. There was no income from loan pool participations for the first quarter of 2016, compared to $0.6 million for the same period a year ago. The Company sold its remaining loan pool participations in June 2015, and has completely exited this line of business.
Interest expense increased $0.7 million, or 30.8%, to $2.9 million for the first quarter of 2016, compared to $2.2 million for the same period in 2015, primarily due to the additional cost of merger-related assumptions of deposits and debt and by an increased expense on FHLB borrowings which resulted from the increase of $42.6 million, or 49.9%, in the average balance of FHLB borrowings between first quarter of 2015 and the first quarter of 2016, despite a decrease of 48 basis points in average rate.
Our net interest margin on a tax-equivalent basis for the first quarter of 2016 improved to 3.97% compared with 3.72% for the first quarter of 2015. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets increased to 4.41% for the first quarter of 2016 from 4.26% for the first quarter of 2015. This improvement was due primarily to the increase in average loan balances, as loans generally have higher yields compared to other earning assets, and the effect of the merger-related discount accretion of $1.2 million in the first quarter of 2016. The average cost of interest-bearing liabilities decreased in the first quarter of 2016 to 0.56% from 0.67% for the first quarter of 2015.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related yields and interest rates for the quarters ended March 31, 2016 and 2015. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or rates. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,167,492	$25,544	4.74%	$1,154,218	$12,899	4.53%
Loan pool participations (4)	—	—	—	20,974	620	11.99
Investment securities:
Taxable investments	344,680	1,924	2.25	313,837	1,894	2.45
Tax exempt investments (2)	189,496	2,196	4.66	178,695	2,124	4.82
Total investment securities	534,176	4,120	3.10	492,532	4,018	3.31
Federal funds sold and interest-bearing balances	6,247	8	0.52	1,198	1	0.34
Total interest-earning assets	$2,707,915	$29,672	4.41%	$1,668,922	$17,538	4.26%

Cash and due from banks	37,496			19,035
Premises and equipment	76,304			38,784
Allowance for loan losses	(19,849)			(18,632)
Other assets	159,596			65,020
Total assets	$2,961,462			$1,773,129

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,236,800	$866	0.28%	$717,294	$571	0.32%
Certificates of deposit	645,205	1,208	0.75	465,772	1,152	1.00
Total deposits	1,882,005	2,074	0.44	1,183,066	1,723	0.59
Federal funds purchased and repurchase agreements	63,849	78	0.49	68,172	42	0.25
Federal Home Loan Bank borrowings	127,852	451	1.42	85,278	399	1.90
Long-term debt and other	47,755	327	2.75	15,773	76	1.95
Total borrowed funds	239,456	856	1.44	169,223	517	1.24
Total interest-bearing liabilities	$2,121,461	$2,930	0.56%	$1,352,289	$2,240	0.67%

Net interest spread(2)			3.85%			3.59%

Demand deposits	524,132			213,418
Other liabilities	16,798			12,661
Shareholders’ equity	299,071			194,761
Total liabilities and shareholders’ equity	$2,961,462			$1,773,129

Interest income/earning assets (2)	$2,707,915	$29,672	4.41%	$1,668,922	$17,538	4.26%
Interest expense/earning assets	$2,707,915	$2,930	0.44%	$1,668,922	$2,240	0.54%
Net interest margin (2)(5)		$26,742	3.97%		$15,298	3.72%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$428			$322
Securities		759			734
Total tax equivalent adjustment		1,187			1,056
Net Interest Income		$25,555			$14,242

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended March 31, 2016, compared to the same period in 2015, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2016 Compared to 2015 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$12,011	$634	$12,645
Loan pool participations	(310)	(310)	(620)
Investment securities:
Taxable investments	702	(672)	30
Tax exempt investments	416	(344)	72
Total investment securities	1,118	(1,016)	102
Federal funds sold and interest-bearing balances	6	1	7
Change in interest income	12,825	(691)	12,134
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	741	(446)	295
Certificates of deposit	1,446	(1,390)	56
Total deposits	2,187	(1,836)	351
Federal funds purchased and repurchase agreements	(18)	54	36
Federal Home Loan Bank borrowings	578	(526)	52
Other long-term debt	209	42	251
Total borrowed funds	769	(430)	339
Change in interest expense	2,956	(2,266)	690
Increase in net interest income	$9,869	$1,575	$11,444
Percentage increase in net interest income over prior period			74.8%
Interest income and fees on loans on a tax-equivalent basis in the first quarter of 2016 increased $12.6 million, or 98.0%, compared with the same period in 2015. This increase includes the effect of the merger-related accretion income of $1.2 million on loans. Average loans were $1.01 billion, or 87.8%, higher in the first quarter of 2016 compared with the first quarter of 2015, due primarily to the merger with Central. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. While the increase in interest income on loans was primarily the result of the larger loan portfolio, the average yield on loans increased from 4.53% in the first quarter of 2015 to 4.74% in the first quarter of 2016, which was primarily attributable to purchase accounting adjustments and to market conditions in the areas served by Central Bank, which allow for somewhat higher loan rates.
Interest and discount income on loan pool participations decreased $0.6 million, or 100.0%, from $0.6 million in the first quarter of 2015 to zero in the same period of 2016. The Company entered into this business upon consummation of a prior merger in March 2008. These loan pool participations were investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations were held and serviced by a third-party independent servicing corporation, and the amount of income received from them varied widely due to unpredictable payment collections and loss recoveries. The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $4.1 million in the first quarter of 2016 compared with $4.0 million for the same period of 2015, including $0.1 million of purchase accounting premium amortization expense in 2016. The tax-equivalent yield on our investment portfolio in the first quarter of 2016 decreased to 3.10% from 3.31% in the comparable period of 2015, partially due to a decline of 7 basis points attributable to premium amortization from the acquisition of the Central portfolio at fair value on May 1, 2015. The average balance of investments in the first quarter of 2016 was $534.2 million compared with $492.5 million in the first quarter of 2015, an increase of $41.6 million, or 8.5%. The increase in average balance resulted primarily from the merger, despite using proceeds from the pre-merger sale and maturity of securities to pay the cash portion of the merger consideration for the closing of the Central acquisition.
Interest expense on deposits increased $0.4 million, or 20.4%, in the first quarter of 2016 compared with the same period in 2015, primarily due to the addition of deposits resulting from the Central merger. The weighted average rate paid on interest-bearing deposits was 0.44% in the first quarter of 2016, compared with 0.59% in the first quarter of 2015. This decrease includes the effect of the merger-related premium amortization of $0.4 million on certificates of deposit, which served to decrease deposit interest expense. Average interest-bearing deposits for the first quarter of 2016 increased $698.9 million compared with the same period in 2015, due primarily to the merger.
Interest expense on borrowed funds of $0.9 million was $0.3 million higher in the first quarter of 2016 compared with the same period in 2015, due primarily to increased balances. Average borrowed funds for the first quarter of 2016 were $70.2 million higher compared with the same period in 2015. This increase was primarily due to the borrowing of $25.0 million in new long-term debt as well as $21.6 million of subordinated notes assumed in connection with the merger in the second quarter of 2015, along with the $42.6 million increase in the average level of FHLB borrowing. The weighted average rate on borrowed funds increased to 1.44% for the first quarter of 2016 compared with 1.24% for the first quarter of 2015, reflecting the increased cost of new debt relative to that of pre-merger debt.
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
We recorded a provision for loan losses of $1.1 million in the first quarter of 2016, an increase of $0.5 million, from $0.6 million in the first quarter of 2015. The increased provision reflects primarily the increase in outstanding loan balances in the first quarter of 2016, compared to the first quarter of 2015. Net loans charged off in the first quarter of 2016 totaled $0.2 million, compared to $0.4 million net loans charged off in the first quarter of 2015. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of March 31, 2016; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on MidWestOne Bank’s and, prior to the merger, Central Bank’s, watch loan reports and other loans identified as having higher potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.
Noninterest Income

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,498	$1,581	$(83)	(5.2)%
Service charges and fees on deposit accounts	1,258	733	525	71.6
Mortgage origination and loan servicing fees	549	238	311	130.7
Other service charges, commissions and fees	2,618	603	2,015	334.2
Bank-owned life insurance income	384	295	89	30.2
Gain on sale or call of available for sale securities	244	555	(311)	(56.0)
Gain (loss) on sale of premises and equipment	(146)	3	(149)	NM
Total noninterest income	$6,405	$4,008	$2,397	59.8%
Noninterest income as a % of total revenue*	19.8%	19.5%
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.

Total noninterest income for the first quarter of 2016 increased to $6.4 million, up $2.4 million, or 59.8%, from $4.0 million in the first quarter of 2015, due primarily to the merger. The increase was primarily in other service charges, commissions and fees, which increased by $2.0 million, or 334.2%, from $0.6 million in the first quarter of 2015 to $2.6 million for the first quarter of 2016. While the majority of this increase was due to the merger, $0.7 million of the increase represents the gain on sale of our Barron and Rice Lake, Wisconsin branches, which was completed in early February 2016. Service charges and fees on deposit accounts in the first quarter of 2016 increased $0.5 million, or 71.6%, compared to the first quarter of 2015, and mortgage origination and loan servicing fees rose $0.3 million, or 130.7%, from $0.2 million for the first quarter of 2015 to $0.5 million for the first quarter of 2016. The noted increases were partially offset by decreased gains on the sale of available for sale securities of $0.3 million, and losses on the sale of premises and equipment of $0.1 million, due primarily to the loss on the sale of the Rice Lake, Wisconsin building in a transaction separate from the sale of the branch.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended March 31, 2016, noninterest income comprised 19.8% of total revenues, compared with 19.5% for the same period in 2015. With the recent merger of Central Bank into MidWestOne Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$12,645	$6,869	$5,776	84.1%
Net occupancy and equipment expense	3,251	1,524	1,727	113.3
Professional fees	946	680	266	39.1
Data processing expense	2,573	432	2,141	495.6
FDIC insurance expense	421	239	182	76.2
Amortization of intangible assets	1,061	108	953	882.4
Other operating expense	2,549	1,327	1,222	92.1
Total noninterest expense	$23,446	$11,179	$12,267	109.7%
Noninterest expense for the first quarter of 2016 was $23.4 million, up $12.3 million, or 109.7%, from the first quarter of 2015. The increase was mainly due to operating a larger company with a new markets following the Central merger. Salaries and employee benefits increased $5.8 million, or 84.1%, between the first quarter of 2015 and the first quarter of 2016 mainly as a result of the increased number of employees of the Company after the merger. Likewise, net occupancy and equipment expense increased $1.7 million, or 113.3%, from $1.5 million for the first quarter of 2015 to $3.3 million for the first quarter of 2016 mainly due to the merger. Merger-related expenses, relating to the bank merger, in the first quarter of 2016 were $2.2 million, compared to $0.5 million of expenses related to the holding company merger in the first quarter of 2015. The majority of the 2016 bank merger expenses were comprised of data processing fees, which increased $2.1 million, or 495.6%, for the first quarter of 2016, compared with the first quarter of 2015. The increase was primarily due to the bank merger-related data processing contract termination expense of $1.8 million realized during the quarter. Professional fees expense increased $0.3 million, or 39.1%, for the first quarter of 2016, compared with the first quarter of 2015. Other operating expense for the first quarter of 2016 increased $1.2 million, or 92.1%, compared with the first quarter of 2015, primarily due to the merger of the banks.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 25.6% for the first quarter of 2016, which was lower than the effective tax rate of 25.9% for the first quarter of 2015. Income tax expense was $1.9 million in the first quarter of 2016 compared to $1.7 million for the same period of 2015. The primary reason for the increase in income tax expense was primarily due to an increase in the level of taxable income between the comparable periods due to the merger.

FINANCIAL CONDITION
Our total assets decreased to $2.96 billion at March 31, 2016 from $2.98 billion at December 31, 2015. The main areas of asset decreases were investment securities available for sale and loans held for sale. These decreases were partially offset by an increase in loans, and cash and cash equivalents. Total deposits at March 31, 2016, were $2.43 billion, a decrease of $33.9 million from December 31, 2015. The deposit decrease was concentrated in non-interest-bearing demand deposits, which decreased $46.6 million, or 8.3%, between the two dates, and certificates of deposits under $100,000, which decreased $10.4 million, or 3.0%, to $337.9 million at March 31, 2016, from $348.3 million at December 31, 2015. Securities sold under agreement to repurchase declined $9.6 million, or 14.2%, from $67.5 million at December 31, 2015 to $57.9 million at March 31, 2016. These decreases were somewhat offset by an increase in FHLB borrowings of $25.0 million, or 28.7% between December 31, 2015 and March 31,

2016, to $112.0 million at March 31, 2016. The amounts recognized in the financial statements for the merger have been determined to be final as of March 31, 2016. See Note 2. “Business Combination” to our consolidated financial statements for additional information related to our merger with Central.
Investment Securities
Investment securities totaled $505.7 million at March 31, 2016, or 17.1% of total assets, a decrease of $39.9 million, or 7.3%, from $545.7 million, or 18.3% of total assets, as of December 31, 2015. A total of $387.5 million of the investment securities were classified as available for sale at March 31, 2016, compared to $427.2 million at December 31, 2015. Investment securities available for sale decreased $39.7 million, or 9.30%, from December 31, 2015 to March 31, 2016 due to the sale of securities to provide liquidity for loan originations. As of March 31, 2016, the portfolio consisted mainly of obligations of states and political subdivisions (48.9%), mortgage-backed securities and collateralized mortgage obligations (37.0%), and obligations of U.S. government agencies (2.3%). Investment securities held to maturity were $118.2 million at March 31, 2016, compared to $118.4 million at December 31, 2015.
Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	March 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$123,495	5.7%	$121,714	5.7%
Commercial and industrial	471,830	21.7	467,412	21.7
Credit cards	1,488	0.1	1,377	0.1
Overdrafts[1]	—	0.0	1,483	0.1
Commercial real estate:
Construction and development	115,218	5.3	120,753	5.6
Farmland	91,816	4.2	89,084	4.1
Multifamily	125,410	5.8	121,763	5.7
Commercial real estate-other	687,808	31.6	660,341	30.7
Total commercial real estate	1,020,252	46.9	991,941	46.1
Residential real estate:
One- to four- family first liens	418,341	19.3	428,233	19.9
One- to four- family junior liens	100,536	4.6	102,273	4.7
Total residential real estate	518,877	23.9	530,506	24.6
Consumer	36,449	1.7	37,509	1.7
Total loans	$2,172,391	100.0%	$2,151,942	100.0%
(1) As of the first quarter 2016, overdrafts are no longer included as a separate class of loan.
Total loans (excluding loans held for sale) increased $20.4 million, or 1.0%, from December 31, 2015, to $2.17 billion at March 31, 2016, primarily due to new originations. The increase was primarily concentrated in commercial real estate-other, and commercial and industrial loans, partially offset by decreases in one- to four- family first liens and construction and development loans. As of March 31, 2016, the largest category of bank loans was commercial real estate loans, comprising approximately 47% of the portfolio, which included 4% of total loans being farmland, 5% being construction and development, 6% being multifamily residential mortgages, and 32% being other commercial real estate. Residential real estate loans was the next largest category at 24% of total loans, followed by commercial and industrial loans at 22%, agricultural loans at 6%, and consumer loans at 2%. The Company also held $24.5 million net of a discount of $6.8 million, or 1.1% of the total loan portfolio, in purchased credit impaired loans as a result of the merger. As of March 31, 2016, our loan to deposit ratio was 89.4% compared with a loan to deposit ratio of 87.4% at December 31, 2015. We anticipate that the loan to deposit ratio will remain relatively stable in future periods.
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

Premises and Equipment
As of March 31, 2016, premises and equipment totaled $75.5 million, a decrease of $0.7 million, or 1.0%, from $76.2 million at December 31, 2015. This decrease was primarily due the sale of the Rice Lake and Barron, Wisconsin branch buildings and associated furniture, fixtures, and equipment, combined with normal depreciation expense of $1.1 million. These decreases were partially offset by the ongoing major construction project involving the main office of MidWestOne Bank and headquarters of the Company in Iowa City, Iowa. In August 2013, we entered into a contract for the restoration and remodeling of the building, with an estimated cost of the restoration and remodeling of $13.8 million, and an anticipated completion in April 2016. As of March 31, 2016, an estimated $1.9 million remained to be paid on this contract. We expect the balance of premises and equipment to stabilize and then begin declining in the future as this project reaches completion in 2016.
Deposits
Total deposits as of March 31, 2016 were $2.43 billion, a decrease of $33.9 million, or 1.4%, from $2.46 billion as of December 31, 2015. The decrease was primarily due to the sale of the Rice Lake and Barron, Wisconsin branches and the deposits associated with those branches. Interest-bearing checking deposits were the largest category of deposits at March 31, 2016, representing approximately 44.3% of total deposits. Total interest-bearing checking deposits were $1.08 billion at March 31, 2016, an increase of $11.1 million, or 1.0%, from $1.06 billion at December 31, 2015. Included in interest-bearing checking deposits at March 31, 2016 was $7.7 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $12.6 million, or 62.0%, from $20.3 million at December 31, 2015, due primarily to a withdrawal by one account holder. Non-interest bearing demand deposits were $513.0 million at March 31, 2016, a decrease of $46.6 million, or 8.3%, from $559.6 million at December 31, 2015. Savings deposits were $194.5 million at March 31, 2016, an increase of $5.0 million, or 2.7%, from December 31, 2015 to March 31, 2016. Total certificates of deposit were $646.7 million at March 31, 2016, down $3.4 million, or 0.5%, from $650.1 million at December 31, 2015. Included in total certificates of deposit at March 31, 2016 was $2.9 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, unchanged from December 31, 2015. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 87.3% of our total deposits were considered “core” deposits as of March 31, 2016.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $112.0 million as of March 31, 2016 compared with $87.0 million as of December 31, 2015. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, when deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.6 million as of March 31, 2016, unchanged from December 31, 2015. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $21.3 million was outstanding as of March 31, 2016. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.
Goodwill and Other Intangible Assets
Goodwill increased from $64.5 million as of December 31, 2015, to $64.7 million as of March 31, 2016 due to the finalization of merger accounting issues related to the Central merger. Other intangible assets decreased $1.1 million, or 5.5%, to $18.1 million at March 31, 2016 compared to $19.1 million at December 31, 2015, due to normal amortization. See Note 7. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of financing receivable at March 31, 2016 and December 31, 2015:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
March 31, 2016
Agricultural	$315	$2,795	$218	$3,328
Commercial and industrial	10	700	5,756	6,466
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	—	—	44	44
Farmland	—	2,174	249	2,423
Multifamily	—	—	224	224
Commercial real estate-other	16	249	7,812	8,077
Total commercial real estate	16	2,423	8,329	10,768
Residential real estate:
One- to four- family first liens	177	1,301	2,034	3,512
One- to four- family junior liens	—	84	139	223
Total residential real estate	177	1,385	2,173	3,735
Consumer	9	14	10	33
Total	$527	$7,317	$16,486	$24,330

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2015
Agricultural	$—	$2,901	$172	$3,073
Commercial and industrial	—	1,122	575	1,697
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	95	95
Farmland	80	2,209	20	2,309
Multifamily	—	—	224	224
Commercial real estate-other	—	—	1,452	1,452
Total commercial real estate	80	2,209	1,791	4,080
Residential real estate:
One- to four- family first liens	199	972	1,182	2,353
One- to four- family junior liens	—	13	281	294
Total residential real estate	199	985	1,463	2,647
Consumer	5	15	11	31
Total	$284	$7,232	$4,012	$11,528
Not included in the loans above as of March 31, 2016, were purchased credit impaired loans with an outstanding balance of $4.5 million, net of a discount of $1.8 million.
Our nonperforming assets totaled $30.5 million as of March 31, 2016, an increase of $10.1 million, or 49.8%, from December 31, 2015. The balance of OREO at March 31, 2016 was $6.2 million, a decrease of $2.6 million, from $8.8 million of OREO at December 31, 2015. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of March 31, 2016. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $24.3 million (1.12% of total loans) as of March 31, 2016, compared to $11.5 million (0.54% of total loans) as of December 31, 2015.
At March 31, 2016, nonperforming loans increased from $11.5 million, or 0.54% of total loans, at December 31, 2015, to $24.3 million, or 1.12% of total loans, at March 31, 2016. At March 31, 2016, nonperforming loans consisted of $16.5 million in nonaccrual loans, $7.3 million in troubled debt restructures and $0.5 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $4.0 million, TDRs of $7.2 million, and loans past due 90 days or more and still accruing of $0.3 million at December 31, 2015. Nonaccrual loans increased by $12.5 million between March 31, 2016 and December 31, 2015 due primarily to the addition of one commercial loan customer with four loans totaling $10.4 million. The increase in TDRs was primarily due the addition of three loans totaling $0.2 million, partially offset by payments collected from TDR-status borrowers. Loans 90 days past due and still accruing interest increased $0.2 million between December 31, 2015 and March 31, 2016. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $9.2 million at March 31, 2016, compared with $8.5 million at December 31, 2015. At March 31, 2016, other real estate owned (not included in nonperforming loans) was $6.2 million, down from $8.8 million of other real estate owned at December 31, 2015. During the first three months of 2016, the Company had a net decrease of 10 properties in other real estate owned. As of March 31, 2016, the allowance for loan losses was $20.2 million, or 0.93% of total loans, compared with $19.4 million, or 0.90% of total loans, at December 31, 2015. The allowance for loan losses represented 83.2% of nonperforming loans at March 31, 2016, compared with 168.5% of nonperforming loans at December 31, 2015. The Company had net loan charge-offs of $0.2 million in the three months ended March 31, 2016, or an annualized 0.05% of average loans outstanding, compared to net charge-offs of $0.4 million, or an annualized 0.15% of average loans outstanding, for the same period of 2015.
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
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. MidWestOne Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires all lending relationships with total exposure of $5.0 million or more as well as all classified and Watch rated credits over $1.0 million be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to executive management.
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
In general, once the specific allowance has been finalized, regional and executive management will consider a chargeoff prior to the calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review. All requests for an upgrade of a credit are approved by loan strategy committee before the rating can be changed.
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans at Central Bank:
Prior to the bank merger on April 2, 2016, Central Bank had a loan classification process that started with the relationship managers who were ultimately responsible for properly risk rating the loans in their portfolio. A 9 point scale was used with ratings 1-5 as pass; 6 watch (potential weakness); 7 substandard (well defined weakness); 8 Doubtful and 9 Loss. When a loan officer originated a new loan, renewed an existing loan or performed an annual review, either a loan presentation or a summary comment was created which summarized the current financial condition of that customer. A formal evaluation of its risk rating was done at that time. The lender was also responsible for monitoring their portfolio throughout the course of the year and proactively reacting to changing conditions by making any risk rating adjustments.
On a bi-monthly basis the Chief Executive Officer of Central Bank, Chief Credit Officer of Central Bank and Senior Vice President of Special Assets of Central Bank met with each Market President and reviewed their watch list, past due report and past due real estate taxes report. The action plans for watch list credits were reviewed at these meetings and adjustments were made as needed. Each watch list credit was labeled either “Retain” or “Exit” with those labeled “Exit” transferred to special assets. On a monthly basis the board of directors of Central Bank reviewed: a watch list containing watch list credits greater than $500,000; a summary report of loans removed from the watch list; and a summary report of any additions to the list.
Central Bank engaged an outside consultant to conduct independent credit reviews of relationships based on criteria established by policy, risk-focused sampling or random sampling. The individual loan reviews considered borrower and/or guarantor financial strength, most recently available financial information, current/anticipated performance of the loan, appropriateness of credit risk grading, compliance with loan approval requirements, and completeness of loan and collateral documentation. The results of credit reviews were presented to management.
Each 7 rated credit was reviewed for impairment. If the loan was determined to be impaired an impairment worksheet was completed which focused on updating the collateral values based on the current market conditions. These worksheets were updated on a quarterly basis by either the lender or analyst and reviewed and compiled by credit administration. Credit administration sent the compiled impairment information to the finance department for the allowance calculation.
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

During the three months ended March 31, 2016, the Company restructured three loans by granting a concession to a borrower experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,317	$7,232
Not in compliance with modified terms - on nonaccrual status	440	458
Total restructured loans	$7,757	$7,690
Allowance for Loan Losses
Our ALLL as of March 31, 2016 was $20.2 million, which was 0.93% of total loans as of that date. This compares with an ALLL of $19.4 million as of December 31, 2015, which was 0.90% of total loans. Gross charge-offs for the first three months of 2016 totaled $0.4 million, while recoveries of previously charged-off loans totaled $0.1 million. Annualized net loan charge offs to average loans for the first three months of 2016 was 0.05% compared to 0.11% for the year ended December 31, 2015. As of March 31, 2016, the ALLL was 83.2% of nonperforming loans compared with 168.5% as of December 31, 2015. Based on the inherent risk in the loan portfolio, we believe that as of March 31, 2016, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
Non-acquired loans with a balance of $1.43 billion had $19.4 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.35%. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,518,675	$—	$1,518,675	$19,414	1.28%	1.28%
Total Acquired Loans	672,600	18,884	653,716	831	0.12	2.93
Total Loans	$2,191,275	$18,884	$2,172,391	$20,245	0.92%	1.79%
As part of the merger between MidWestOne Bank and Central Bank, management developed a single methodology for determining the amount of the ALLL that would be needed at the combined bank. The new methodology is a hybrid of the methods used at MidWestOne Bank and Central Bank prior to the bank merger and the results from the new ALLL model are consistent with the results that the two banks calculated individually.
During the first quarter of 2016 we changed the historical charge-off component of the ALLL calculation to include both Central Bank and MidWestOne Bank in the 20-quarter annual average. A separate qualitative factor table is now being maintained for each region it services (Iowa, Minnesota/Wisconsin, and Florida), all with a similar methodology, but adjusted based on the economic/business conditions in each region. Loans below $250,000 continue to be evaluated solely based on delinquency status, but no longer receive an increased allocation of between 25% and 50% of the loss given default. Instead they receive the normal ASC 450 allocation based on the type of loan and the risk rating. To streamline the ALLL process, a number of low-balance loan types that do not have a material impact on the overall calculation are now excluded. As of the first quarter 2016, overdrafts are no longer included in the ALLL calculation. Additionally, the guaranteed portion of government guaranteed loans is no longer being adjusted out of the calculation, and as a result, the entire loan balance is subject to reserve requirements. Special mention/watch and substandard rated credits not individually reviewed for impairment previously received an allocation of 2 and 6 times respectively of the pass allocation. Due to the inherent risks associated with special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated special mention/watch at the time of the loss. Substandard loans carry exponentially greater risk than special mention/watch loans, and as such, this subset is reserved at a level that covers losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loans was risk rated substandard at the time of the loss. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At March 31, 2016, there were 18 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 54 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 28 of these equity loans and other financial institutions have the first lien on the remaining 26. Additionally, there were 63 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2016, TDRs were not a material portion of the loan portfolio. We review loans 90 days and over past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $301.8 million as of March 31, 2016, compared to $296.2 million as of December 31, 2015, an increase of $5.6 million, or 1.9%. This increase was primarily attributable to net income of $5.5 million for the first three months of 2016, a $1.7 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, and a $0.3 million decrease in treasury stock due to the issuance of 16,262 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $1.8 million in common stock dividends. No shares of Company common stock were repurchased in the first quarter of 2016.
Total shareholders’ equity was 10.18% of total assets as of March 31, 2016 and was 9.94% of total assets as of December 31, 2015. The ratio of tangible equity to tangible assets was 7.75% as of March 31, 2016 and 7.51% as of December 31, 2015. Our Tier 1 capital to risk-weighted assets ratio was 10.65% as of March 31, 2016 and was 10.63% as of December 31, 2015. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of March 31, 2016, the Company and its two bank subsidiaries met all capital adequacy requirements to which we were subject. As of that date, both bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they also introduce a Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect previously by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that previously generally qualified as Tier 1 Capital now do not qualify, or their qualifications changed. The Basel III Rules also permitted banking organizations with less than $250.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which previously did not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels. The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016, at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching the final level of 2.5% on January 1, 2019. Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.
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

	At March 31,	At December 31,
(in thousands)	2016	2015
Tier 1 capital
Total shareholders’ equity	$301,777	$296,178
Less: Net unrealized gains on securities available for sale	(5,143)	(3,408)
Disallowed Intangibles	(72,803)	(72,203)
Common equity tier 1 capital	$223,831	220,567
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,614	23,587
Tier 1 capital	$247,445	$244,154
Risk-weighted assets	$2,322,675	$2,296,478
Tier 1 capital to risk-weighted assets	10.65%	10.63%
Common equity tier 1 capital to risk-weighted assets	9.64%	N/A

The following table provides the capital levels and minimum required capital levels for the Company, MidWestOne Bank, and Central Bank:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At March 31, 2016
Consolidated:
Total capital/risk based	$267,932	11.54%	$185,814	8.00%	N/A	N/A
Tier 1 capital/risk based	247,445	10.65	92,907	6.00	N/A	N/A
Common equity tier 1 capital/risk based	223,831	9.64	104,520	4.50	N/A	N/A
Tier 1 capital/adjusted average	247,445	8.57	115,483	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$172,150	12.50%	$110,182	8.00%	$137,727	10.00%
Tier 1 capital/risk based	154,941	11.25	55,091	6.00	82,636	8.00
Common equity tier 1 capital/risk based	154,941	11.25	61,977	4.50	89,523	6.50
Tier 1 capital/adjusted average	154,941	9.09	68,198	4.00	85,247	5.00
Central Bank:
Total capital/risk based	$104,692	11.12%	$75,326	8.00%	$94,157	10.00%
Tier 1 capital/risk based	101,420	10.77	37,663	6.00	56,494	8.00
Common equity tier 1 capital/risk based	101,420	10.77	42,371	4.50	61,202	6.50
Tier 1 capital/adjusted average	101,420	8.53	47,542	4.00	59,427	5.00
At December 31, 2015
Consolidated:
Total capital/risk based	$263,717	11.48%	$183,718	8.00%	N/A	N/A
Tier 1 capital/risk based	244,154	10.63	137,789	6.00	N/A	N/A
Common equity tier 1 capital/risk based	220,567	9.60	103,342	4.50	N/A	N/A
Tier 1 capital/adjusted average	244,154	8.34	117,123	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$171,583	12.53%	$109,578	8.00%	$136,972	10.00%
Tier 1 capital/risk based	154,726	11.30	82,183	6.00	109,578	8.00
Common equity tier 1 capital/risk based	154,726	11.30	61,638	4.50	89,032	6.50
Tier 1 capital/adjusted average	154,726	8.90	69,501	4.00	86,876	5.00
Central Bank:
Total capital/risk based	$102,718	11.14%	$73,792	8.00%	$92,240	10.00%
Tier 1 capital/risk based	100,017	10.84	55,344	6.00	73,792	8.00
Common equity tier 1 capital/risk based	100,017	10.84	41,508	4.50	59,956	6.50
Tier 1 capital/adjusted average	100,017	8.44	47,412	4.00	59,265	5.00

On February 15, 2016, 30,200 restricted stock units were granted to certain officers of the Company. Additionally, during the first three months of 2016, 17,708 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,446 shares were surrendered by grantees to satisfy tax requirements, and 50 nonvested restricted stock units were forfeited. No shares of common stock were issued in connection with the exercise of previously issued stock options, and no options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $60.7 million as of March 31, 2016, compared with $47.1 million as of December 31, 2015. Interest-bearing deposits in banks at March 31, 2016, increased to $20.5 million, an increase of $17.8 million from December 31, 2015. Investment securities classified as available for sale, totaling $387.5 million and $427.2 million as of March 31, 2016 and December 31, 2015, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiaries maintain unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of March 31, 2016 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2015 and March 31, 2016 were proceeds from the maturity and sale of investment securities, and FHLB borrowings. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2016, we had $21.3 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.6 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Off-Balance-Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers, which include commitments to extend credit, standby and performance letters of credit, and commitments to originate residential mortgage loans held for sale. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Our exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making off-balance sheet commitments as we do for on-balance-sheet instruments.
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of March 31, 2016, outstanding commitments to extend credit totaled approximately $398.8 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses.

Commitments under standby and performance letters of credit outstanding aggregated $12.1 million as of March 31, 2016. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2016, there were approximately $6.5 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $12.0 million in the first three months of 2016, compared with $8.6 million in the first three months of 2015. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash inflows from investing activities were $24.7 million in the first three months of 2016, compared to net cash inlows of $20.0 million in the comparable three-month period of 2015. In the first three months of 2016, investment securities transactions resulted in net cash inflows of $42.4 million, compared to inflows of $65.1 million during the same period of 2015. Increased loan volume accounted for net cash outflows of $21.1 million for the first three months of 2016, compared with $44.2 million of net cash outflows for the same period of 2015. Purchases of premises and equipment resulted in $1.9 million cash outflows in the first three months of 2016, compared to outflows of $2.2 million relating to premises and equipment in the comparable period of 2015, both resulting from the two large building projects currently underway to restore and remodel the main office of MidWestOne Bank and headquarters of the Company, and to construct a new Home Mortgage Center, and partially offset by the sale of the Rice Lake and Barron, Wisconsin branch offices. There were no cash inflows from loan pool participations during the first three months of 2016 compared to $1.1 million during the same period of 2015, as we sold our interest in these instruments in the second quarter of 2015.
Net cash used in financing activities in the first three months of 2016 was $23.1 million, compared with net cash used of $30.5 million for the same period of 2015. The largest financing cash outflows during the three months ended March 31, 2016 was a $33.9 million decrease in deposits. Other cash outflows included a decrease of $9.6 million in securities sold under agreements to repurchase, a decrease of $1.5 million in federal funds purchased, and the use of $1.8 million to pay dividends. Sources of cash inflows during the first three months of 2016 were a net increase of $25.0 million in FHLB borrowings.
To further mitigate liquidity risk, both MidWestOne Bank and, previously, Central Bank have several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window

Federal Funds Lines:
Routine liquidity requirements are met by fluctuations in the federal funds position of both MidWestOne Bank and, previously, Central Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, MidWestOne Bank has unsecured federal funds lines totaling $95.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for both MidWestOne Bank and, previously, Central Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of MidWestOne Bank and, previously, Central Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of March 31, 2016, MidWestOne Bank and Central Bank had $112.0 million in outstanding FHLB borrowings, leaving $253.8 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
MidWestOne Bank and, previously, Central Bank have brokered certificate of deposit lines/deposit relationships available to help diversify their various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the respective bank’s core market area, is reflected in an internal policy stating that MidWestOne Bank and, previously, Central Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. MidWestOne Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit them from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2016.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. MidWestOne Bank and, previously, Central Bank each have a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2016, the banks had combined municipal securities with an approximate market value of $13.1 million pledged for liquidity purposes.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). The change in the Company’s interest rate profile between March 31, 2016 and December 31, 2015 is largely attributable to the change in the mix of earning assets.  During the first quarter, investment portfolio balances declined while floating-rate loan balances increased.  This shift toward more rapidly repricing assets is the primary reason the Company became more asset sensitive during the quarter.
MidWestOne Bank’s and, previously, Central Bank’s Asset and Liability Committees meet regularly and are responsible for reviewing their respective interest rate sensitivity positions and establishing policies to monitor and limit exposure to interest rate risk. Our asset  and  liability  committees  seek  to  manage interest  rate  risk  under a  variety of rate  environments  by structuring  our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
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
Net Interest Income Simulation:
Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates and the shape of the yield curve. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings, and events outside management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing.
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points:

	Immediate Change in Rates
	+100	+200
(dollars in thousands)
March 31, 2016
Dollar change	$1,058	$2,874
Percent change	1.1%	3.0%
December 31, 2015
Dollar change	$636	$1,616
Percent change	0.7%	1.7%
As of March 31, 2016, 39.8% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 46.2% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	cyber-attacks; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2015.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2015. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter of 2016.
On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of March 31, 2016.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 5, 2016	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer