Form 10-Q
period 2016-06-30
MidWestOne Financial Group, Inc.
filed 2016-08-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 2, 2016, there were 11,435,860 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$33,385	$44,199
Interest-bearing deposits in banks	75,254	2,731
Federal funds sold	2,319	167
Cash and cash equivalents	110,958	47,097
Investment securities:
Available for sale	370,855	427,241
Held to maturity (fair value of $127,815 as of June 30, 2016 and $118,234 as of December 31, 2015)	125,885	118,423
Loans held for sale	5,048	3,187
Loans	2,168,126	2,151,942
Allowance for loan losses	(21,197)	(19,427)
Net loans	2,146,929	2,132,515
Premises and equipment, net	76,438	76,202
Accrued interest receivable	12,171	13,736
Goodwill	64,654	64,548
Other intangible assets, net	17,065	19,141
Bank-owned life insurance	46,581	46,295
Other real estate owned	4,143	8,834
Deferred income taxes	—	947
Other assets	21,467	21,809
Total assets	$3,002,194	$2,979,975
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$536,052	$559,586
Interest-bearing checking	1,073,023	1,064,350
Savings	195,887	189,489
Certificates of deposit under $100,000	336,744	348,268
Certificates of deposit $100,000 and over	321,855	301,828
Total deposits	2,463,561	2,463,521
Federal funds purchased	—	1,500
Securities sold under agreements to repurchase	60,458	67,463
Federal Home Loan Bank borrowings	107,000	87,000
Junior subordinated notes issued to capital trusts	23,640	23,587
Long-term debt	20,000	22,500
Deferred compensation liability	5,190	5,132
Accrued interest payable	1,620	1,507
Deferred income taxes	83	—
Other liabilities	15,447	11,587
Total liabilities	2,696,999	2,683,797
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at June 30, 2016 and December 31, 2015	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at June 30, 2016 and December 31, 2015; issued 11,713,481 shares at June 30, 2016 and at December 31, 2015; outstanding 11,435,860 shares at June 30, 2016 and 11,408,773 shares at December 31, 2015	11,713	11,713
Additional paid-in capital	163,310	163,487
Treasury stock at cost, 277,621 shares as of June 30, 2016 and 304,708 shares at December 31, 2015	(5,776)	(6,331)
Retained earnings	130,543	123,901
Accumulated other comprehensive income	5,405	3,408
Total shareholders' equity	305,195	296,178
Total liabilities and shareholders' equity	$3,002,194	$2,979,975
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$24,635	$21,685	$49,751	$34,262
Interest and discount on loan pool participations	—	178	—	798
Interest on bank deposits	70	15	78	16
Interest on federal funds sold	1	—	1	—
Interest on investment securities:
Taxable securities	1,912	1,913	3,836	3,807
Tax-exempt securities	1,420	1,394	2,857	2,784
Total interest income	28,038	25,185	56,523	41,667
Interest expense:
Interest on deposits:
Interest-bearing checking	776	662	1,536	1,197
Savings	60	44	166	80
Certificates of deposit under $100,000	719	491	1,288	1,117
Certificates of deposit $100,000 and over	719	467	1,358	993
Total interest expense on deposits	2,274	1,664	4,348	3,387
Interest on federal funds purchased	—	2	25	14
Interest on securities sold under agreements to repurchase	32	43	85	73
Interest on Federal Home Loan Bank borrowings	467	353	918	752
Interest on other borrowings	6	6	12	10
Interest on junior subordinated notes issued to capital trusts	196	136	393	208
Interest on subordinated notes	—	162	—	162
Interest on long-term debt	123	96	247	96
Total interest expense	3,098	2,462	6,028	4,702
Net interest income	24,940	22,723	50,495	36,965
Provision for loan losses	1,171	901	2,236	1,501
Net interest income after provision for loan losses	23,769	21,822	48,259	35,464
Noninterest income:
Trust, investment, and insurance fees	1,440	1,633	2,938	3,214
Service charges and fees on deposit accounts	1,283	1,068	2,541	1,801
Mortgage origination and loan servicing fees	755	833	1,304	1,071
Other service charges and fees	1,378	1,228	2,808	1,813
Bank-owned life insurance income	332	325	716	620
Gain on sale or call of available for sale securities	223	456	467	1,011
Gain (loss) on sale of premises and equipment	130	(13)	(16)	(10)
Other gain (loss)	54	(443)	1,242	(425)
Total noninterest income	5,595	5,087	12,000	9,095
Noninterest expense:
Salaries and employee benefits	13,321	9,994	25,966	16,863
Net occupancy and equipment expense	3,326	2,342	6,577	3,866
Professional fees	1,221	2,229	2,167	2,909
Data processing expense	809	668	3,382	1,100
FDIC insurance expense	398	388	819	627
Amortization of intangible assets	1,015	1,228	2,076	1,336
Other operating expense	2,725	2,997	5,274	4,324
Total noninterest expense	22,815	19,846	46,261	31,025
Income before income tax expense	6,549	7,063	13,998	13,534
Income tax expense	1,794	2,594	3,699	4,269
Net income	$4,755	$4,469	$10,299	$9,265
Share and per share information:
Ending number of shares outstanding	11,435,860	11,405,931	11,435,860	11,405,931
Average number of shares outstanding	11,431,252	10,229,355	11,424,122	9,301,761
Diluted average number of shares	11,453,831	10,254,279	11,448,677	9,328,941
Earnings per common share - basic	$0.42	$0.43	$0.90	$1.00
Earnings per common share - diluted	0.42	0.42	0.90	0.99
Dividends paid per common share	0.16	0.15	0.32	0.30
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,755	$4,469	$10,299	$9,265

Other comprehensive income, available for sale securities:
Unrealized holding gains (losses) arising during period	891	(4,430)	3,869	(2,274)
Reclassification adjustment for gains included in net income	(223)	(456)	(467)	(1,011)
Income tax (expense) benefit	(389)	1,853	(1,405)	1,236
Other comprehensive income (loss) on available for sale securities	279	(3,033)	1,997	(2,049)
Other comprehensive income (loss), net of tax	279	(3,033)	1,997	(2,049)
Comprehensive income	$5,034	$1,436	$12,296	$7,216
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	9,265	—	9,265
Issuance of common stock due to business combination (2,723,083 shares)	—	2,723	69,915	—	—	—	72,638
Issuance of common stock - private placement (300,000 shares), net of expenses	—	300	7,600	—	—	—	7,900
Dividends paid on common stock ($0.30 per share)	—	—	—	—	(2,921)	—	(2,921)
Stock options exercised (5,269 shares)	—	—	(26)	110	—	—	84
Release/lapse of restriction on RSUs (23,123 shares)	—	—	(416)	445	—	—	29
Stock compensation	—	—	289	—	—	—	289
Other comprehensive income, net of tax	—	—	—	—	—	(2,049)	(2,049)
Balance at June 30, 2015	$—	$11,713	$157,899	$(6,390)	$111,471	$3,273	$277,966
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	10,299	—	10,299
Dividends paid on common stock ($0.32 per share)	—	—	—	—	(3,657)	—	(3,657)
Stock options exercised (2,900 shares)	—	—	(22)	60	—	—	38
Release/lapse of restriction on RSUs (25,633 shares)	—	—	(520)	495	—	—	(25)
Stock compensation	—	—	365	—	—	—	365
Other comprehensive income, net of tax	—	—	—	—	—	1,997	1,997
Balance at June 30, 2016	$—	$11,713	$163,310	$(5,776)	$130,543	$5,405	$305,195
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,299	$9,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,236	1,501
Depreciation, amortization and accretion	5,289	3,730
Loss on sale of premises and equipment	16	10
Deferred income taxes	(481)	(501)
Stock-based compensation	365	289
Net gain on sale or call of available for sale securities	(467)	(1,011)
Net (gain) loss on sale of other real estate owned	(601)	33
Net gain on sale of loans held for sale	(993)	(582)
Origination of loans held for sale	(47,588)	(61,657)
Proceeds from sales of loans held for sale	46,720	54,534
Decrease in accrued interest receivable	1,565	1,148
Increase in cash surrender value of bank-owned life insurance	(716)	(620)
(Increase) decrease in other assets	342	(129)
Increase in deferred compensation liability	58	63
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	3,973	(3,220)
Net cash provided by operating activities	20,017	2,853
Cash flows from investing activities:
Proceeds from sales of available for sale securities	23,384	106,389
Proceeds from maturities and calls of available for sale securities	51,873	54,481
Purchases of available for sale securities	(15,818)	(9)
Proceeds from maturities and calls of held to maturity securities	9,259	1,235
Purchase of held to maturity securities	(16,821)	(6,322)
Net increase in loans	(17,610)	(59,973)
Decrease in loan pool participations, net	—	19,332
Purchases of premises and equipment	(3,964)	(6,958)
Proceeds from sale of other real estate owned	6,252	1,217
Proceeds from sale of premises and equipment	1,468	25
Proceeds of principal and earnings from bank-owned life insurance	430	—
Net cash paid in business acquisition (Note 2)	—	(35,596)
Net cash provided by investing activities	38,453	73,821
Cash flows from financing activities:
Net increase (decrease) in deposits	40	(53,363)
Increase (decrease) in federal funds purchased	(1,500)	7,292
Decrease in securities sold under agreements to repurchase	(7,005)	(9,831)
Proceeds from Federal Home Loan Bank borrowings	30,000	10,000
Repayment of Federal Home Loan Bank borrowings	(10,000)	(25,000)
Proceeds and effect of tax from share-based compensation	13	113
Redemption of subordinated note	—	(12,669)
Proceeds from long-term debt	—	25,000
Payments on long-term debt	(2,500)	—
Dividends paid	(3,657)	(2,921)
Issuance of common stock, net of expenses	—	7,900
Net cash provided by (used in) financing activities	5,391	(53,479)
Net increase in cash and cash equivalents	63,861	23,195
Cash and cash equivalents at beginning of period	47,097	23,409
Cash and cash equivalents at end of period	$110,958	$46,604

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,915	$3,556
Cash paid during the period for income taxes	$4,225	$2,550
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$960	$410

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Investment securities	$—	160,775
Loans	—	916,973
Premises and equipment	—	27,908
Goodwill	—	64,654
Core deposit intangible	—	12,773
Trade name intangible	—	1,380
FDIC indemnification asset	—	3,753
Other real estate owned	—	8,420
Other assets	—	14,482
Total noncash assets acquired	—	1,211,118

Liabilities assumed:
Deposits	—	1,049,167
Short-term borrowings	—	16,124
Junior subordinated notes issued to capital trusts	—	8,050
Subordinated note payable	—	12,669
Other liabilities	—	11,617
Total liabilities assumed	—	1,097,627
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
The Company owns all of the common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (and prior to the bank merger, all of the common stock of Central Bank, a Minnesota state non-member bank chartered in 1988 with its main office in Golden Valley, Minnesota), and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through our bank subsidiary, MidWestOne Bank (and, prior to the bank merger, Central Bank) and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2016, and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2016 may not be indicative of results for the year ending December 31, 2016, or for any other period.
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

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of Central have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Central exceeded the net assets acquired, goodwill of $64.7 million has been recorded on the acquisition. Goodwill recorded in this transaction reflects the entry into the geographically new markets served by Central. Goodwill recorded in the transaction is not tax deductible. The amounts recognized for the business combination in the financial statements have been determined to be final as of March 31, 2016.
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
The Company recorded $1.8 million and $2.7 million in pre-tax merger-related expenses for the three months ended June 30, 2016 and 2015, respectively, and $4.0 million and $3.2 million for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, these expenses included professional and legal fees of $0.3 million and $1.5 million, respectively, to directly consummate the bank merger and the holding company merger. These amounts are included in professional fees in the Company’s consolidated statements of operations. The remainder of merger-related expenses primarily relate to retention and severance compensation costs in the amount of $1.3 million and $0.1 million, for the three months ended June 30, 2016 and 2015, respectively, which are included in salaries and employee benefits in the consolidated statements of operations. For the six months ended June 30, 2016 and 2015, respectively, merger-related expenses included $0.3 million and $1.7 million of professional and legal fees, $1.6 million and $0.4 million of retention and severance compensation costs, and $1.9 million of data processing service contract termination costs for the six months ended June 30, 2016, which are included in data processing expense.
The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2015, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of Central into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments, including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Net income in the table below includes merger expenses.

	Pro Forma
	Three Months Ended June 30,	Six Months Ended June 30,

(in thousands)	2015	2015
Total revenues (net interest income plus noninterest income)	$31,634	$65,078
Net income	$5,236	$12,875
The pro forma information above excludes the impact of any provision recorded related to renewing Central loans.

Revenues and earnings of the acquired company have not been disclosed as it is not practicable because Central Bank was merged into MidWestOne Bank on April 2, 2016, and separate financial information is not readily available.

3.    Shareholders’ Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of June 30, 2016, none were issued or outstanding.
Common Stock: As of June 30, 2016, the number of authorized shares of common stock for the Company was 15,000,000. As of June 30, 2016, 11,435,860 shares were outstanding.
On May 1, 2015, in connection with the Central merger, the Company issued 2,723,083 shares of its common stock. On June 22, 2015, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors, pursuant to which, on June 23, 2015, the Company sold an aggregate of 300,000 newly issued shares of the Company’s common stock, at a purchase price of $28.00 per share. Each of the purchasers was an existing shareholder of the Company.
On July 17, 2014, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. During the second quarter of 2016 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of June 30, 2016.

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
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Basic earnings per common share computation
Numerator:
Net income	$4,755	$4,469	$10,299	$9,265
Denominator:
Weighted average shares outstanding	11,431,252	10,229,355	11,424,122	9,301,761
Basic earnings per common share	$0.42	$0.43	$0.90	$1.00

Diluted earnings per common share computation
Numerator:
Net income	$4,755	$4,469	$10,299	$9,265
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	11,453,831	10,254,279	11,448,677	9,328,941
Diluted earnings per common share	$0.42	$0.42	$0.90	$0.99

5.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$6,027	$96	$—	$6,123
State and political subdivisions	162,480	7,487	3	169,964
Mortgage-backed securities	44,766	767	4	45,529
Collateralized mortgage obligations	104,401	782	652	104,531
Corporate debt securities	43,025	422	16	43,431
Total debt securities	360,699	9,554	675	369,578
Other equity securities	1,255	40	18	1,277
Total	$361,954	$9,594	$693	$370,855

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Treasury securities	$6,931	$—	$21	$6,910
U.S. Government agencies and corporations	26,600	99	46	26,653
State and political subdivisions	176,794	6,662	72	183,384
Mortgage-backed securities	56,950	569	457	57,062
Collateralized mortgage obligations	107,613	321	1,530	106,404
Corporate debt securities	45,602	50	86	45,566
Total debt securities	420,490	7,701	2,212	425,979
Other equity securities	1,250	50	38	1,262
Total	$421,740	$7,751	$2,250	$427,241

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$72,330	$1,938	$41	$74,227
Mortgage-backed securities	2,870	31	—	2,901
Collateralized mortgage obligations	28,154	149	70	28,233
Corporate debt securities	22,531	260	337	22,454
Total	$125,885	$2,378	$448	$127,815

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$66,454	$928	$110	$67,272
Mortgage-backed securities	3,920	4	38	3,886
Collateralized mortgage obligations	30,505	1	459	30,047
Corporate debt securities	17,544	—	515	17,029
Total	$118,423	$933	$1,122	$118,234

Investment securities with a carrying value of $217.3 million and $321.6 million at June 30, 2016 and December 31, 2015, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of June 30, 2016 and December 31, 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to securities with gross unrealized losses as of June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	2	$—	$—	$639	$3	$639	$3
Mortgage-backed securities	8	701	3	118	1	819	4
Collateralized mortgage obligations	6	15,619	240	19,092	412	34,711	652
Corporate debt securities	2	7,312	16	—	—	7,312	16
Other equity securities	1	—	—	982	18	982	18
Total	19	$23,632	$259	$20,831	$434	$44,463	$693

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Treasury securities	1	$6,910	$21	$—	$—	$6,910	$21
U.S. Government agencies and corporations	1	4,890	46	—	—	4,890	46
State and political subdivisions	22	8,419	24	3,177	48	11,596	72
Mortgage-backed securities	27	37,753	457	—	—	37,753	457
Collateralized mortgage obligations	23	56,447	420	31,253	1,110	87,700	1,530
Corporate debt securities	8	30,496	86	—	—	30,496	86
Other equity securities	1	—	—	962	38	962	38
Total	83	$144,915	$1,054	$35,392	$1,196	$180,307	$2,250

		As of June 30, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	10	$3,511	$40	$250	$1	$3,761	$41
Collateralized mortgage obligations	5	6,037	1	11,976	69	18,013	70
Corporate debt securities	3	—	—	4,935	337	4,935	337
Total	18	$9,548	$41	$17,161	$407	$26,709	$448

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	32	$9,345	$93	$2,040	$17	$11,385	$110
Mortgage-backed securities	5	3,723	38	—	—	3,723	38
Collateralized mortgage obligations	7	22,571	320	7,416	139	29,987	459
Corporate debt securities	6	15,606	309	680	206	16,286	515
Total	50	$51,245	$760	$10,136	$362	$61,381	$1,122
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
 At June 30, 2016 and December 31, 2015, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At June 30, 2016, approximately 58% of the municipal bonds held by the Company were Iowa-based, and approximately 22% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2016 and December 31, 2015.
As of June 30, 2016, the Company also owned $0.3 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the six months ended June 30, 2016 and the full year of 2015, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future and any such amounts could be material to the Company’s consolidated statements of operations.
The contractual maturity distribution of investment debt securities at June 30, 2016, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$14,821	$14,895	$—	$—
Due after one year through five years	85,564	88,068	7,360	7,462
Due after five years through ten years	95,480	100,338	51,114	52,516
Due after ten years	15,667	16,217	36,387	36,703
Debt securities without a single maturity date	149,167	150,060	31,024	31,134
Total	$360,699	$369,578	$125,885	$127,815

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
Proceeds from the sales of investment securities available for sale during the six months ended June 30, 2016 and June 30, 2015 were $23.4 million and $106.4 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$223	$824	$467	$1,265
Gross realized losses	—	(368)	—	(442)
Other-than-temporary impairment	—	—	—	—
	223	456	467	823
Equity securities:
Gross realized gains	—	—	—	188
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	—	188
Total net realized gains and losses	$223	$456	$467	$1,011

6.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2016 and December 31, 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$208	$763	$2,514	$255	$—	$3,740
Collectively evaluated for impairment	2,146	4,622	7,909	1,968	367	17,012
Purchased credit impaired loans	—	—	205	240	—	445
Total	$2,354	$5,385	$10,628	$2,463	$367	$21,197
Loans receivable
Individually evaluated for impairment	$3,120	$7,755	$9,888	$3,531	$—	$24,294
Collectively evaluated for impairment	118,402	474,910	993,101	496,937	37,188	2,120,538
Purchased credit impaired loans	—	—	17,176	6,118	—	23,294
Total	$121,522	$482,665	$1,020,165	$506,586	$37,188	$2,168,126

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$51	$489	$2,786	$387	$1	$—	$3,714
Collectively evaluated for impairment	1,366	4,962	5,718	3,539	408	(374)	15,619
Purchased credit impaired loans	—	—	52	42	—	—	94
Total	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Loans receivable
Individually evaluated for impairment	$3,072	$7,718	$23,697	$5,725	$26	$—	$40,238
Collectively evaluated for impairment	118,642	461,275	950,207	517,482	38,506	—	2,086,112
Purchased credit impaired loans	—	256	18,037	7,299	—	—	25,592
Total	$121,714	$469,249	$991,941	$530,506	$38,532	$—	$2,151,942
Included above as of June 30, 2016, are loans with a contractual balance of $87.8 million and a recorded balance of $83.5 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 8. “Other Assets”.
As of June 30, 2016, the purchased credit impaired loans included above are $29.3 million, net of a discount of $6.0 million.
Loans with unpaid principal in the amount of $371.3 million and $558.8 million at June 30, 2016 and December 31, 2015, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.
The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2016 and 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2016
Beginning balance	$2,235	$4,680	$9,713	$3,429	$188	$—	$20,245
Charge-offs	—	—	(1)	(354)	(77)	—	(432)
Recoveries	1	60	127	13	12	—	213
Provision	118	645	789	(625)	244	—	1,171
Ending balance	$2,354	$5,385	$10,628	$2,463	$367	$—	$21,197
2015
Beginning balance	$1,612	$5,518	$5,756	$3,083	$285	$272	$16,526
Charge-offs	—	(44)	(191)	(38)	(19)	—	(292)
Recoveries	—	12	6	8	6	—	32
Provision	(132)	(61)	195	171	65	663	901
Ending balance	$1,480	$5,425	$5,766	$3,224	$337	$935	$17,167

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2016 and 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(125)	(10)	(41)	(513)	(127)	—	(816)
Recoveries	7	72	180	77	14	—	350
Provision	1,055	(128)	1,933	(1,069)	71	374	2,236
Ending balance	$2,354	$5,385	$10,628	$2,463	$367	$—	$21,197
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	—	(291)	(191)	(548)	(52)	—	(1,082)
Recoveries	—	351	6	12	16	—	385
Provision	(26)	(415)	1,552	593	50	(253)	1,501
Ending balance	$1,480	$5,425	$5,766	$3,224	$337	$935	$17,167

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
When it is determined that a loan requires a partial or full charge-off, a request for approval of a charge-off is submitted to the Company's President, Executive Vice President and Chief Credit Officer, and the Senior Regional Loan officer. MidWestOne Bank's board of directors formally approves all loan charge-offs. Once a loan is charged-off, it cannot be restructured and returned to the Company's books.
The Allowance for Loan and Lease Losses
The Company requires the maintenance of an adequate allowance for loan and lease losses (“ALLL”) in order to cover estimated probable losses without eroding the Company’s capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inexactness. Given the inherently imprecise nature of calculating the necessary ALLL, the Company’s policy permits the actual ALLL to be between 20% above and 5% below the “indicated reserve.”
As part of the merger between MidWestOne Bank and Central Bank, management developed a single methodology for determining the amount of the ALLL that would be needed at the combined bank. The new methodology is a hybrid of the methods used at MidWestOne Bank and Central Bank prior to the bank merger, and the results from the new ALLL model are consistent with the results that the two banks calculated individually. The refined allowance calculation allocates the portion of allowance that was previously deemed to be unallocated to instead be included in management’s determination of appropriate qualitative factors. These qualitative factors include (i) national and local economic conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering the Company’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment. The Company may also consider other qualitative factors for additional allowance allocations, including changes in the Company’s loan review process. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.
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
A loan modification is a change in an existing loan contract that has been agreed to by the borrower and MidWestOne Bank, which may or may not be a troubled debt restructure or “TDR.” All loans deemed TDR are considered impaired. A loan is considered a TDR when, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. Both financial distress on the part of the borrower and MidWestOne Bank’s granting of a concession, which are detailed further below, must be present in order for the loan to be considered a TDR.
All of the following factors are indicators that the debtor is experiencing financial difficulties (one or more items may be present):

•	The debtor is currently in default on any of its debt.

•	The debtor has declared or is in the process of declaring bankruptcy.

•	There is significant doubt as to whether the debtor will continue to be a going concern.

•	Currently, the debtor has securities being held as collateral that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange.

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

	Six Months Ended June 30,
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
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Total	—	$—	—	$—	—	$—	—	$—
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of our loan review system.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in MidWestOne Bank’s existing portfolios.
The items listed above are used to determine the pass percentage for loans evaluated under ASC 450, and as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated special mention/watch at the time of the loss. Substandard loans carry greater risk than special mention/watch loans, and as such, this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loans was risk rated substandard at the time of the loss. Ongoing analysis will be performed to support these factor multiples.
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
June 30, 2016
Agricultural	$106,027	$12,366	$3,037	$—	$92	$121,522
Commercial and industrial	447,153	14,317	19,674	9	—	481,153
Credit cards	1,512	—	—	—	—	1,512
Commercial real estate:
Construction and development	124,172	2,407	2,601	—	—	129,180
Farmland	84,461	5,756	2,628	—	—	92,845
Multifamily	119,026	364	1,862	—	—	121,252
Commercial real estate-other	637,048	20,417	19,423	—	—	676,888
Total commercial real estate	964,707	28,944	26,514	—	—	1,020,165
Residential real estate:
One- to four- family first liens	369,781	3,264	11,250	—	—	384,295
One- to four- family junior liens	118,243	1,997	2,051	—	—	122,291
Total residential real estate	488,024	5,261	13,301	—	—	506,586
Consumer	36,937	2	211	38	—	37,188
Total	$2,044,360	$60,890	$62,737	$47	$92	$2,168,126

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2015
Agricultural	$111,361	$8,536	$1,817	$—	$—	$121,714
Commercial and industrial	436,857	12,893	17,652	10	—	467,412
Credit cards	1,354	19	4	—	—	1,377
Overdrafts	1,168	100	215	—	—	1,483
Commercial real estate:
Construction and development	114,640	2,406	3,707	—	—	120,753
Farmland	82,442	2,408	4,234	—	—	89,084
Multifamily	119,139	371	2,253	—	—	121,763
Commercial real estate-other	609,651	19,402	31,288	—	—	660,341
Total commercial real estate	925,872	24,587	41,482	—	—	991,941
Residential real estate:
One- to four- family first liens	410,143	4,813	13,042	235	—	428,233
One- to four- family junior liens	96,223	1,782	4,209	59	—	102,273
Total residential real estate	506,366	6,595	17,251	294	—	530,506
Consumer	37,184	6	278	41	—	37,509
Total	$2,020,162	$52,736	$78,699	$345	$—	$2,151,942
Included within the special mention/watch, substandard, and doubtful categories at June 30, 2016 and December 31, 2015 are purchased credit impaired loans totaling $17.8 million and $23.7 million, respectively.
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
Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.
Loss - Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,266	$1,766	$—	$1,512	$2,084	$—
Commercial and industrial	3,765	3,774	—	6,487	6,752	—
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	321	448	—
Farmland	2,414	2,564	—	2,711	2,870	—
Multifamily	—	—	—	1,632	1,798	—
Commercial real estate-other	1,899	2,100	—	12,230	12,642	—
Total commercial real estate	4,313	4,664	—	16,894	17,758	—
Residential real estate:
One- to four- family first liens	2,180	2,180	—	2,494	2,533	—
One- to four- family junior liens	—	—	—	1,297	1,308	—
Total residential real estate	2,180	2,180	—	3,791	3,841	—
Consumer	—	—	—	17	33	—
Total	$11,524	$12,384	$—	$28,701	$30,468	$—
With an allowance recorded:
Agricultural	$1,854	$1,858	$208	$1,560	$1,560	$51
Commercial and industrial	3,990	3,990	763	1,231	1,258	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	34	34	34
Farmland	—	—	—	69	69	3
Multifamily	159	159	42	224	224	73
Commercial real estate-other	5,416	5,416	2,472	6,476	6,478	2,676
Total commercial real estate	5,575	5,575	2,514	6,803	6,805	2,786
Residential real estate:
One- to four- family first liens	1,351	1,349	255	1,919	2,056	383
One- to four- family junior liens	—	—	—	15	15	4
Total residential real estate	1,351	1,349	255	1,934	2,071	387
Consumer	—	—	—	9	9	1
Total	$12,770	$12,772	$3,740	$11,537	$11,703	$3,714
Total:
Agricultural	$3,120	$3,624	$208	$3,072	$3,644	$51
Commercial and industrial	7,755	7,764	763	7,718	8,010	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	355	482	34
Farmland	2,414	2,564	—	2,780	2,939	3
Multifamily	159	159	42	1,856	2,022	73
Commercial real estate-other	7,315	7,516	2,472	18,706	19,120	2,676
Total commercial real estate	9,888	10,239	2,514	23,697	24,563	2,786
Residential real estate:
One- to four- family first liens	3,531	3,529	255	4,413	4,589	383
One- to four- family junior liens	—	—	—	1,312	1,323	4
Total residential real estate	3,531	3,529	255	5,725	5,912	387
Consumer	—	—	—	26	42	1
Total	$24,294	$25,156	$3,740	$40,238	$42,171	$3,714

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,266	$27	$1,517	$71	$1,291	$13	$1,541	$86
Commercial and industrial	3,777	—	1,063	52	3,927	10	1,695	82
Credit cards	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	49	—	—	—	49	—
Farmland	2,568	49	2,358	128	2,580	28	2,377	155
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	1,979	12	1,542	4	2,009	3	1,547	12
Total commercial real estate	4,547	61	3,949	132	4,589	31	3,973	167
Residential real estate:
One- to four- family first liens	2,200	44	1,241	3	2,209	23	1,239	—
One- to four- family junior liens	—	—	90	—	—	—	90	—
Total residential real estate	2,200	44	1,331	3	2,209	23	1,329	—
Consumer	—	—	21	1	—	—	22	1
Total	$11,790	$132	$7,881	$259	$12,016	$77	$8,560	$336
With an allowance recorded:
Agricultural	$1,856	$20	$1,561	$61	$1,878	$7	$1,579	$73
Commercial and industrial	3,863	10	3,118	18	3,724	14	2,426	27
Credit cards	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	34	—	—	—	34	—
Farmland	—	—	69	3	—	—	71	4
Multifamily	158	—	—	—	158	—	—	—
Commercial real estate-other	5,416	—	356	9	2,415	—	357	12
Total commercial real estate	5,574	—	459	12	2,573	—	462	16
Residential real estate:
One- to four- family first liens	1,351	19	1,089	16	1,357	11	1,092	25
One- to four- family junior liens	—	—	71	—	—	—	71	—
Total residential real estate	1,351	19	1,160	16	1,357	11	1,163	25
Consumer	—	—	9	—	—	—	10	—
Total	$12,644	$49	$6,307	$107	$9,532	$32	$5,640	$141
Total:
Agricultural	$3,122	$47	$3,078	$132	$3,169	$20	$3,120	$159
Commercial and industrial	7,640	10	4,181	70	7,651	24	4,121	109
Credit cards	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	83	—	—	—	83	—
Farmland	2,568	49	2,427	131	2,580	28	2,448	159
Multifamily	158	—	—	—	158	—	—	—
Commercial real estate-other	7,395	12	1,898	13	4,424	3	1,904	24
Total commercial real estate	10,121	61	4,408	144	7,162	31	4,435	183
Residential real estate:
One- to four- family first liens	3,551	63	2,330	19	3,566	34	2,331	25
One- to four- family junior liens	—	—	161	—	—	—	161	—
Total residential real estate	3,551	63	2,491	19	3,566	34	2,492	25
Consumer	—	—	30	1	—	—	32	1
Total	$24,434	$181	$14,188	$366	$21,548	$109	$14,200	$477

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at June 30, 2016 and December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
June 30, 2016
Agricultural	$260	$453	$559	$1,272	$120,250	$121,522
Commercial and industrial	3,913	983	5,987	10,883	470,270	481,153
Credit cards	—	—	—	—	1,512	1,512
Commercial real estate:
Construction and development	353	33	314	700	128,480	129,180
Farmland	235	98	—	333	92,512	92,845
Multifamily	—	—	225	225	121,027	121,252
Commercial real estate-other	5,736	667	6,792	13,195	663,693	676,888
Total commercial real estate	6,324	798	7,331	14,453	1,005,712	1,020,165
Residential real estate:
One- to four- family first liens	2,258	686	1,159	4,103	380,192	384,295
One- to four- family junior liens	734	293	655	1,682	120,609	122,291
Total residential real estate	2,992	979	1,814	5,785	500,801	506,586
Consumer	91	12	22	125	37,063	37,188
Total	$13,580	$3,225	$15,713	$32,518	$2,135,608	$2,168,126

Included in the totals above are the following purchased credit impaired loans	$403	$766	$234	$1,403	$21,890	$23,293

December 31, 2015
Agricultural	$19	$190	$169	$378	$121,336	$121,714
Commercial and industrial	1,046	710	644	2,400	465,012	467,412
Credit cards	2	17	4	23	1,354	1,377
Overdrafts	175	8	31	214	1,269	1,483
Commercial real estate:
Construction and development	—	—	415	415	120,338	120,753
Farmland	120	—	80	200	88,884	89,084
Multifamily	—	—	224	224	121,539	121,763
Commercial real estate-other	1,190	754	1,636	3,580	656,761	660,341
Total commercial real estate	1,310	754	2,355	4,419	987,522	991,941
Residential real estate:
One- to four- family first liens	2,611	1,293	1,772	5,676	422,557	428,233
One- to four- family junior liens	168	120	317	605	101,668	102,273
Total residential real estate	2,779	1,413	2,089	6,281	524,225	530,506
Consumer	62	6	17	85	37,424	37,509
Total	$5,393	$3,098	$5,309	$13,800	$2,138,142	$2,151,942

Included in the totals above are the following purchased credit impaired loans	$473	$799	$989	$2,261	$23,331	$25,592
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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$595	$30	$172	$—
Commercial and industrial	5,931	56	575	—
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	75	112	95	—
Farmland	236	—	20	80
Multifamily	225	—	224	—
Commercial real estate-other	6,776	16	1,452	—
Total commercial real estate	7,312	128	1,791	80
Residential real estate:
One- to four- family first liens	1,065	546	1,182	199
One- to four- family junior liens	32	535	281	—
Total residential real estate	1,097	1,081	1,463	199
Consumer	15	7	11	5
Total	$14,950	$1,302	$4,012	$284
Not included in the loans above as of June 30, 2016 and December 31, 2015 were purchased credit impaired loans with an outstanding balance of $3.6 million and $4.1 million, net of a discount of $1.3 million and $1.4 million, respectively.
As of June 30, 2016, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands)
Balance at beginning of period	$845	$—	$1,446	$—
Purchases	—	1,882	—	1,882
Accretion	(509)	(43)	(1,110)	(43)
Reclassification from nonaccretable difference	3,208	—	3,208	—
Balance at end of period	$3,544	$1,839	$3,544	$1,839

7.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the six months ended June 30, 2016. The carrying amount of goodwill was $64.7 million at June 30, 2016 and $64.5 million at December 31, 2015. The increase of $0.1 million in goodwill was due to the finalization of merger accounting issues related to the Central merger.
In addition to goodwill, the Company recognized a $12.7 million core deposit intangible, and a $1.4 million trade name intangible in 2015 due to the Central merger.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of June 30, 2016:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
June 30, 2016
Balance, beginning of period	$275	$10,480	$7,040	$1,203	$143	$19,141
Additions from business combination	—	—	—	—	—	—
Amortization expense	(36)	(1,905)	—	(125)	(10)	(2,076)
Balance at end of period	$239	$8,575	$7,040	$1,078	$133	$17,065

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,081)	(9,631)	—	(302)	(197)	(11,211)
Net book value	$239	$8,575	$7,040	$1,078	$133	$17,065

8.    Other Assets
The components of the Company’s other assets were as follows:

	June 30, 2016	December 31, 2015
(in thousands)
Federal Home Loan Bank Stock	$10,707	$9,832
FDIC indemnification asset, net	3,008	4,274
Prepaid expenses	2,457	2,271
Mortgage servicing rights	2,025	2,249
Federal & state income taxes receivable, current	1,059	1,079
Accounts receivable & other miscellaneous assets	2,211	2,104
	$21,467	$21,809

MidWestOne Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for membership in the FHLB Des Moines. The amount of FHLB stock MidWestOne Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the six months ended June 30, 2016 or in the year ended December 31, 2015. Redemption of this investment is at the option of the FHLB.
As part of the Central merger, the Company became a party to certain loss-share agreements with the FDIC from previous Central-related acquisitions. These agreements cover realized losses on loans and foreclosed real estate for specified periods. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan. The loss-share assets are recorded within other assets on the balance sheet.
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

9.    Short-Term Borrowings
Short-term borrowings were as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	—%	$—	0.34%	$1,500
Securities sold under agreements to repurchase	0.22	60,458	0.31	67,463
Total	0.22%	$60,458	0.31%	$68,963
At June 30, 2016 and December 31, 2015, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $12.0 million as of both June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, MidWestOne Bank had municipal securities pledged with a market value of $13.3 million pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of June 30, 2016 and December 31, 2015, there were zero and $1.5 million of borrowings through these correspondent bank federal funds agreements, respectively.
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
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in April 2016, and is now scheduled to mature on April 27, 2017. The Company had no balance outstanding under this agreement as of June 30, 2016.

10.    Subordinated Notes Payable
The Company has established three statutory business trusts under the laws of the state of Delaware: Central Bancshares Capital Trust II, Barron Investment Capital Trust I, and MidWestOne Statutory Trust II. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the respective trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures); and (iii) engaging in only those activities necessary or incidental thereto. For regulatory capital purposes, these trust securities qualify as a component of Tier 1 capital.
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2016 and December 31, 2015:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				6/30/2016
June 30, 2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,583	Three-month LIBOR + 3.50%	4.15%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,593	Three-month LIBOR + 2.15%	2.79%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.24%	12/15/2037	12/15/2012
Total	$24,743	$23,640

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2015
December 31, 2015
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,552	Three-month LIBOR + 3.50%	4.01%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,571	Three-month LIBOR + 2.15%	2.74%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.10%	12/15/2037	12/15/2012
Total	$24,743	$23,587
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

11.    Long-Term Borrowings
Long-term borrowings were as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.72%	$107,000	1.64%	$87,000
Note payable to unaffiliated bank	2.21	20,000	2.17	22,500
Total	1.80%	$127,000	1.75%	$109,500
The Company utilizes FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. As a member of The Federal Home Loan Bank of Des Moines, MidWestOne Bank may

borrow funds from the FHLB in amounts up to 35% of MidWestOne Bank’s total assets, provided MidWestOne Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four- family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 6 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began September 30, 2015. As of June 30, 2016, $20.0 million of that note was outstanding.

12.    Income Taxes
The income tax provisions for the three and six months ended June 30, 2016 and 2015 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes, because of the following items:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$2,292	35.0%	$2,472	35.0%	$4,899	35.0%	$4,737	35.0%
Tax-exempt interest	(745)	(11.4)	(665)	(9.4)	(1,499)	(10.7)	(1,335)	(9.9)
Bank-owned life insurance	(115)	(1.8)	(110)	(1.6)	(249)	(1.8)	(213)	(1.6)
State income taxes, net of federal income tax benefit	327	5.0	313	4.4	647	4.6	513	3.8
Non-deductible acquisition expenses	28	0.4	590	8.4	53	0.4	655	4.8
General business credits	(14)	(0.2)	(8)	(0.1)	(153)	(1.1)	(16)	(0.1)
Other	21	0.3	2	—	1	—	(72)	(0.5)
Total income tax provision	$1,794	27.3%	$2,594	36.7%	$3,699	26.4%	$4,269	31.5%
The Company also recognized income tax expense pertaining to state franchise and income taxes payable by MidWestOne Bank.

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
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$6,123	$—	$6,123	$—
State and political subdivisions	169,964	—	169,964	—
Mortgage-backed securities	45,529	—	45,529	—
Collateralized mortgage obligations	104,531	—	104,531	—
Corporate debt securities	43,431	—	43,431	—
Total available for sale debt securities	369,578	—	369,578	—
Other equity securities	1,277	1,277	—	—
Total securities available for sale	$370,855	$1,277	$369,578	$—

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Treasury securities	$6,910	$—	$6,910	$—
U.S. Government agencies and corporations	26,653	—	26,653	—
State and political subdivisions	183,384	—	183,384	—
Mortgage-backed securities	57,062	—	57,062	—
Collateralized mortgage obligations	106,404	—	106,404	—
Corporate debt securities	45,566	—	45,566	—
Total available for sale debt securities	425,979	—	425,979	—
Other equity securities	1,262	1,262	—	—
Total securities available for sale	$427,241	$1,262	$425,979	$—

There were no transfers of assets between levels of the fair value hierarchy during the three and six months ended June 30, 2016 or the year ended December 31, 2015.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2016 or the year ended December 31, 2015.
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
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2016 and December 31, 2015, as more fully described above.

	Fair Value Measurement at June 30, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$7,467	$—	$—	$7,467
Other real estate owned	$4,143	$—	$—	$4,143

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$23,812	$—	$—	$23,812
Other real estate owned	$8,834	$—	$—	$8,834
The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2016 and December 31, 2015. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of MidWestOne Bank. Neither of these components has been given consideration in the presentation of fair values below.

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$110,958	$110,958	$110,958	$—	$—
Investment securities:
Available for sale	370,855	370,855	1,277	369,578	—
Held to maturity	125,885	127,815	—	127,815	—
Total investment securities	496,740	498,670	1,277	497,393	—
Loans held for sale	5,048	5,124	—	—	5,124
Loans, net	2,146,929	2,149,997	—	2,149,997	—
Accrued interest receivable	12,171	12,171	12,171	—	—
Federal Home Loan Bank stock	10,707	10,707	—	10,707	—
Financial liabilities:
Deposits:
Non-interest bearing demand	536,052	536,052	536,052	—	—
Interest-bearing checking	1,073,023	1,073,023	1,073,023	—	—
Savings	195,887	195,887	195,887	—	—
Certificates of deposit under $100,000	336,744	337,145	—	337,145	—
Certificates of deposit $100,000 and over	321,855	322,881	—	322,881	—
Total deposits	2,463,561	2,464,988	1,804,962	660,026	—
Federal funds purchased and securities sold under agreements to repurchase	60,458	60,458	60,458	—	—
Federal Home Loan Bank borrowings	107,000	108,246	—	108,246	—
Junior subordinated notes issued to capital trusts	23,640	18,999	—	18,999	—
Long-term debt	20,000	20,000	—	20,000	—
Accrued interest payable	1,620	1,620	1,620	—	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,097	$47,097	$47,097	$—	$—
Investment securities:
Available for sale	427,241	427,241	1,262	425,979	—
Held to maturity	118,423	118,234	—	118,234	—
Total investment securities	545,664	545,475	1,262	544,213	—
Loans held for sale	3,187	3,262	—	—	3,262
Loans, net	2,132,515	2,132,009	—	2,132,009	—
Accrued interest receivable	13,736	13,736	13,736	—	—
Federal Home Loan Bank stock	9,832	9,832	—	9,832	—
Financial liabilities:
Deposits:
Non-interest bearing demand	559,586	559,586	559,586	—	—
Interest-bearing checking	1,064,350	1,064,350	1,064,350	—	—
Savings	189,489	189,489	189,489	—	—
Certificates of deposit under $100,000	348,268	346,875	—	346,875	—
Certificates of deposit $100,000 and over	301,828	301,521	—	301,521	—
Total deposits	2,463,521	2,461,821	1,813,425	648,396	—
Federal funds purchased and securities sold under agreements to repurchase	68,963	68,963	68,963	—	—
Federal Home Loan Bank borrowings	87,000	86,817	—	86,817	—
Junior subordinated notes issued to capital trusts	23,587	18,611	—	18,611	—
Long-term debt	22,500	22,500	—	22,500	—
Accrued interest payable	1,507	1,507	1,507	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

•
Deposit liabilities are carried at historical cost. The fair value of non-interest bearing demand deposits, savings accounts and certain interest-bearing checking deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

•
FHLB borrowings, junior subordinated notes issued to capital trusts, and long-term debt are recorded at historical cost. The fair value of these items is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at June 30, 2016, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2016	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$7,467	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$4,143	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

14.    Operating Segments
The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa, the Twin Cities area of Minnesota and Wisconsin, and Florida. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.
15.    Branch Sale
On May 9, 2016, MidWestOne Bank entered into an agreement to sell its Davenport, Iowa branch to CBI Bank and Trust (“CBI Bank”) headquartered in Muscatine, Iowa, a unit of Central Bancshares, Inc. of Muscatine, Iowa. Subject to regulatory approval, CBI Bank will assume approximately $12.0 million in deposits and $33.0 million in loans, with an expected completion date in August 2016. The Company expects to realize a gain from the transaction.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering current expected credit losses (CECL), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current available for sale (AFS) security OTTI model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect of this guidance on the Company’s consolidated financial statements, but it is expected to be material.

17.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2016, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2016 have been recognized in the consolidated financial statements for the three and six months ended June 30, 2016. Events or transactions that provided evidence about conditions that did not exist at June 30, 2016, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three and six months ended June 30, 2016.
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The repurchase program replaced the Company’s prior repurchase program. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.
On July 21, 2016, the board of directors of the Company declared a cash dividend of $0.16 per share payable on September 15, 2016 to shareholders of record as of the close of business on September 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the Upper Midwest through its bank subsidiary, MidWestOne Bank. MidWestOne Bank has office locations in central and east-central Iowa, the Twin Cities area of Minnesota, Wisconsin, and Florida. MidWestOne Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of MidWestOne Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers. MidWestOne Insurance Services, Inc., also a wholly-owned subsidiary of the Company, provides personal and business insurance services in Iowa.
We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional banks in our market areas. Management has invested in infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market areas. We focus our efforts on core deposit generation, especially transaction accounts, and quality loan growth with an emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2015 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015
Summary
For the quarter ended June 30, 2016, we earned net income of $4.8 million, which was an increase of $0.3 million from $4.5 million for the quarter ended June 30, 2015. Basic and diluted earnings per common share for the second quarter of 2016 were $0.42 for both, versus $0.43 and $0.42, respectively, for the second quarter of 2015. After excluding the effects of $1.8 million ($1.1 million after tax) of expenses related to the merger with Central Bank, adjusted diluted earnings per share for the second quarter of 2016 were $0.51, versus $0.66 diluted earnings per share after excluding $2.7 million ($2.3 million after tax) of expenses related to the merger with Central in the second quarter of 2015. Earnings comparisons between the second quarter of 2016 and the same period in 2015 were affected primarily by second quarter 2016 results reflecting three months of post-merger operations after the merger with Central, while second quarter 2015 included only two months of post-merger operations. Our annualized Return on Average Assets (“ROAA”) for the second quarter of 2016 was 0.64% compared with a ROAA of 0.70% for the same period in 2015. Our annualized Return on Average Shareholders’ Equity (“ROAE”) was 6.31% for the three months ended June 30, 2016 compared with 7.27% for the three months ended June 30, 2015. The annualized Return on Average Tangible Equity (“ROATE”) was 9.85% for the second quarter of 2016 compared with 11.21% for the same period in 2015.
The following table presents selected financial results and measures as of and for the quarters ended June 30, 2016 and 2015.

	As of and for the Three Months Ended June 30,
(dollars in thousands)	2016	2015
Net Income	$4,755	$4,469
Average Assets	2,984,900	2,559,052
Average Shareholders’ Equity	303,319	246,594
Return on Average Assets* (ROAA)	0.64%	0.70%
Return on Average Shareholders’ Equity* (ROAE)	6.31	7.27
Return on Average Tangible Equity* (ROATE)	9.85	11.21
Total Equity to Assets (end of period)	10.17	9.51
Tangible Equity to Tangible Assets (end of period)	7.77	7.21
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(in thousands)	2016	2015
Net Income:
Net income	$4,755	$4,469
Plus: Intangible amortization, net of tax (1)	660	798
Adjusted net income	$5,415	$5,267
Average Tangible Equity:
Average total shareholders’ equity	$303,319	$246,594
Less: Average intangibles, net of amortization	(82,268)	(58,203)
Average tangible equity	$221,051	$188,391
ROATE (annualized)	9.85%	11.21%
Net Income:
Net income	$4,755	$4,469
Plus: Merger-related expenses	1,799	2,667
Net tax effect of merger-related expenses(2)	(670)	(344)
Net income exclusive of merger-related expenses	$5,884	$6,792
Diluted average number of shares	11,453,831	10,254,279
Earnings Per Common Share-Diluted	$0.42	$0.42
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.51	$0.66
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

	As of June 30,
(in thousands)	2016	2015
Tangible Equity:
Total shareholders’ equity	$305,195	$277,966
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,859)	(72,381)
Tangible equity	$227,336	$205,585
Tangible Assets:
Total assets	$3,002,194	$2,922,450
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,859)	(72,381)
Tangible assets	$2,924,335	$2,850,069
Tangible Equity/Tangible Assets	7.77%	7.21%

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
Net interest income of $24.9 million for the second quarter of 2016 increased $2.2 million, or 9.8%, from $22.7 million for the second quarter of 2015, primarily due to an increase of $2.9 million, or 11.3%, in interest income. An increase in average loan balances, partially offset by a decrease in the merger-related discount accretion to $0.7 million for the second quarter of 2016 compared to $1.4 million for the second quarter of 2015, resulted in loan interest income growth of $3.0 million, or 13.6%, to $24.6 million for the second quarter of 2016 compared to the second quarter of 2015. Income from investment securities was $3.3 million for the second quarter of 2016, equal to $3.3 million for the second quarter of 2015, which resulted from a decrease of $12.8 million in the average balance, offset by an increase of 12 basis points in the yield of investment securities between the two comparable periods. There was no income from loan pool participations for the second quarter of 2016, as the Company sold its remaining loan pool participations in June 2015, and has completely exited this line of business. Income from loan pool participations was $0.2 million in the second quarter of 2015.
Interest expense increased $0.6 million, or 25.8%, to $3.1 million for the second quarter of 2016, compared to $2.5 million for the same period in 2015, primarily due to an increase in both the average balance and rate of interest-bearing deposits, and a decrease in the merger-related amortization of the purchase accounting premium on certificates of deposit in the amount of $0.3 million for the second quarter of 2016, compared to $0.6 million for the same period of 2015. The additional cost of the higher average balance and higher rate of FHLB borrowings, partially offset by the absence of interest expense on a subordinated note assumed in the Central merger and subsequently paid-off, also resulted in increased interest expense.
Our net interest margin on a tax-equivalent basis for the second quarter of 2016 declined to 3.83% compared with 4.05% for the second quarter of 2015. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets decreased to 4.29% for the second quarter of 2016 from 4.47% for the second quarter of 2015. This decline was due primarily to a lower yield received on loans, and the effect of lower merger-related discount accretion in the second quarter of 2016 compare to the second quarter of 2015. The average cost of interest-bearing liabilities increased in the second quarter of 2016 to 0.58% from 0.53% for the second quarter of 2015.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended June 30, 2016 and 2015. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or rates. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,176,693	$25,058	4.63%	$1,799,070	$22,048	4.92%
Loan pool participations (4)	—	—	—	19,496	178	3.66
Investment securities:
Taxable investments	318,253	1,912	2.42	338,840	1,913	2.26
Tax exempt investments (2)	188,370	2,170	4.63	180,622	2,130	4.73
Total investment securities	506,623	4,082	3.24	519,462	4,043	3.12
Federal funds sold and interest-bearing balances	52,517	71	0.54	17,921	15	0.34
Total interest-earning assets	$2,735,833	$29,211	4.29%	$2,355,949	$26,284	4.47%

Cash and due from banks	38,596			34,198
Premises and equipment	76,558			60,883
Allowance for loan losses	(20,741)			(18,822)
Other assets	154,654			126,844
Total assets	$2,984,900			$2,559,052

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,280,530	$836	0.26%	$1,034,981	$706	0.27%
Certificates of deposit	651,824	1,438	0.89	620,347	958	0.62
Total deposits	1,932,354	2,274	0.47	1,655,328	1,664	0.40
Federal funds purchased and repurchase agreements	58,475	32	0.22	65,055	45	0.28
Federal Home Loan Bank borrowings	107,385	467	1.75	97,150	353	1.46
Long-term debt and other	46,488	325	2.81	45,306	400	3.54
Total borrowed funds	212,348	824	1.56	207,511	798	1.54
Total interest-bearing liabilities	$2,144,702	$3,098	0.58%	$1,862,839	$2,462	0.53%

Net interest spread(2)			3.71%			3.94%

Demand deposits	519,059			429,492
Other liabilities	17,820			20,127
Shareholders’ equity	303,319			246,594
Total liabilities and shareholders’ equity	$2,984,900			$2,559,052

Interest income/earning assets (2)	$2,735,833	$29,211	4.29%	$2,355,949	$26,284	4.47%
Interest expense/earning assets	$2,735,833	$3,098	0.46%	$2,355,949	$2,462	0.42%
Net interest margin (2)(5)		$26,113	3.83%		$23,822	4.05%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$423			$363
Securities		750			736
Total tax equivalent adjustment		1,173			1,099
Net Interest Income		$24,940			$22,723

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended June 30, 2016, compared to the same period in 2015, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2016 Compared to 2015 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$10,497	$(7,487)	$3,010
Loan pool participations	(89)	(89)	(178)
Investment securities:
Taxable investments	(501)	500	(1)
Tax exempt investments	269	(229)	40
Total investment securities	(232)	271	39
Federal funds sold and interest-bearing balances	43	13	56
Change in interest income	10,219	(7,292)	2,927
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	291	(161)	130
Certificates of deposit	50	430	480
Total deposits	341	269	610
Federal funds purchased and repurchase agreements	(4)	(9)	(13)
Federal Home Loan Bank borrowings	40	74	114
Other long-term debt	66	(141)	(75)
Total borrowed funds	102	(76)	26
Change in interest expense	443	193	636
Increase in net interest income	$9,776	$(7,485)	$2,291
Percentage increase in net interest income over prior period			9.6%
Interest income and fees on loans on a tax-equivalent basis in the second quarter of 2016 increased $3.0 million, or 13.7%, compared with the same period in 2015. This increase includes the effect of the merger-related accretion income of $0.7 million on loans for the second quarter of 2016 compared to $1.4 million of merger-related discount accretion for the second quarter of 2015. Average loans were $377.6 million, or 21.0%, higher in the second quarter of 2016 compared with the second quarter of 2015, due primarily to the merger with Central, with second quarter 2016 average balances reflecting three months of post-merger operations compared to the second quarter 2015 average balances reflecting two months of post-merger operations. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was primarily the result of the higher average balances in the loan portfolio, as the average yield on loans decreased from 4.92% in the second quarter of 2015 to 4.63% in the second quarter of 2016, which was primarily attributable to purchase accounting adjustments.
Interest and discount income on loan pool participations decreased $0.2 million, or 100.0%, from $0.2 million in the second quarter of 2015 to zero in the same period of 2016. The Company entered into this business upon consummation of a prior merger in March 2008. These loan pool participations were investments in pools of performing, subperforming and nonperforming loans purchased at varying discounts to the aggregate outstanding principal amount of the underlying loans. The loan pool participations were held and serviced by a third-party independent servicing corporation, and the amount of income received from them varied widely due to unpredictable payment collections and loss recoveries. The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $4.1 million in the second quarter of 2016 compared with $4.0 million for the same period of 2015, including $0.1 million of purchase accounting premium amortization expense in both the 2015 and 2016 periods. The tax-equivalent yield on our investment portfolio in the second quarter of 2016 increased to 3.24% from 3.12% in the comparable period of 2015, despite a decline of 7 basis points attributable to premium amortization from the acquisition of the Central portfolio at fair value on May 1, 2015. The average balance of investments in the second quarter of 2016 was $506.6 million compared with $519.5 million in the second quarter of 2015, a decrease of $12.8 million, or 2.5%. The decrease in average balance resulted primarily from not immediately redeploying cash from the maturity or pay down of securities back into new investments.
Interest expense on deposits increased $0.6 million, or 36.7%, in the second quarter of 2016 compared with the same period in 2015. The increased interest expense on deposits is in part due to increased average balances of interest-bearing deposits for the second quarter of 2016 of $277.0 million compared with the same period in 2015, due primarily to the Central merger and the second quarter 2016 average balances reflecting three months of post-merger operations compared to the second quarter 2015 average balances reflecting two months of post-merger operations. This increase includes the effect of the merger-related premium amortization of $0.3 million on certificates of deposit for the second quarter of 2016 compared with $0.6 million for the same period in 2015. The premium amortization acts to decrease deposit interest expense.The weighted average rate paid on interest-bearing deposits was 0.47% in the second quarter of 2016, compared with 0.40% in the second quarter of 2015.
Interest expense on borrowed funds of $0.8 million was unchanged in the second quarter of 2016 compared with the same period in 2015, despite the merger-related increase in balances. Average borrowed funds for the second quarter of 2016 were $4.8 million higher compared with the same period in 2015. This increase was primarily due to the $10.2 million increase in the average level of FHLB borrowing. The weighted average rate on borrowed funds increased to 1.56% for the second quarter of 2016 compared with 1.54% for the second quarter of 2015, reflecting the increased cost of FHLB borrowings.
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
We recorded a provision for loan losses of $1.2 million in the second quarter of 2016, an increase of $0.3 million, from $0.9 million in the second quarter of 2015. The increased provision reflects primarily the increase in outstanding loan balances in the second quarter of 2016 compared to the second quarter of 2015. Net loans charged off in the second quarter of 2016 totaled $0.2 million, compared to $0.3 million net loans charged off in the second quarter of 2015. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believe that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2016; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on MidWestOne Bank’s watch loan reports and other loans identified as having higher potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

Noninterest Income

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,440	$1,633	$(193)	(11.8)%
Service charges and fees on deposit accounts	1,283	1,068	215	20.1
Mortgage origination and loan servicing fees	755	833	(78)	(9.4)
Other service charges and fees	1,378	1,228	150	12.2
Bank-owned life insurance income	332	325	7	2.2
Gain on sale or call of available for sale securities	223	456	(233)	(51.1)
Gain (loss) on sale of premises and equipment	130	(13)	143	NM
Other gain (loss)	54	(443)	497	(112.2)
Total noninterest income	$5,595	$5,087	$508	10.0%
Noninterest income as a % of total revenue*	17.2%	18.6%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income for the second quarter of 2016 increased to $5.6 million, up $0.5 million, or 10.0%, from $5.1 million in the second quarter of 2015. The greatest increase was in other gain (loss), which increased $0.5 million to a $0.1 million gain for the second quarter of 2016, compared to a loss of $0.4 million for the second quarter of 2015. Other gain (loss) represents gains and losses on the sale of other real estate owned, repossessed assets, and branch banking offices. The second quarter of 2016 reflects a net gain on sale of other real estate owned of $0.1 million, while the second quarter of 2015 included a net loss on the sale of other real estate owned of $0.4 million, due primarily to the sale of the loan pool participations in June 2015. These items were previously classified as other service charges and fees, and have now been broken out to provide more transparency. Service charges and fees on deposit accounts in the second quarter of 2016 increased $0.2 million, or 20.1%, compared to the second quarter of 2015, while other service charges and fees increased $0.2 million, or 12.2%, from $1.2 million in the second quarter of 2015 to $1.4 million for the second quarter of 2016. The noted increases were partially offset by decreased gains on the sale of available for sale securities of $0.2 million, a $0.2 million decrease in trust, investment and insurance fees, as well as a $0.1 million, or 9.4%, decline in mortgage origination and loan servicing fees from $0.8 million for the second quarter of 2015 to $0.7 million for the second quarter of 2016.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended June 30, 2016, noninterest income comprised 17.2% of total revenues, compared with 18.6% for the same period in 2015. With the recent merger of Central Bank into MidWestOne Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$13,321	$9,994	$3,327	33.3%
Net occupancy and equipment expense	3,326	2,342	984	42.0
Professional fees	1,221	2,229	(1,008)	(45.2)
Data processing expense	809	668	141	21.1
FDIC insurance expense	398	388	10	2.6
Amortization of intangible assets	1,015	1,228	(213)	(17.3)
Other operating expense	2,725	2,997	(272)	(9.1)
Total noninterest expense	$22,815	$19,846	$2,969	15.0%
Noninterest expense for the second quarter of 2016 was $22.8 million, up $3.0 million, or 15.0%, from the second quarter of 2015. Salaries and employee benefits increased $3.3 million, or 33.3%, between the second quarter of 2015 and the second quarter of 2016 mainly as a result of $1.3 million in expenses related to the bank merger in the second quarter of 2016 related to accrual for employees severance, and three months of expenses in the second quarter of 2016 compared to two months of expenses in the second quarter of 2015 relating to the increased number of employees of the Company after the holding company merger.

Net occupancy and equipment expense increased $1.0 million, or 42.0%, from $2.3 million for the second quarter of 2015 to $3.3 million for the second quarter of 2016, and data processing fees increased $0.1 million, or 21.1%, for the second quarter of 2016 compared with the second quarter of 2015. These increases were partially offset by a decrease in professional fees expense of $1.0 million, or 45.2%, for the second quarter of 2016 compared with the second quarter of 2015 mainly due to lower merger-related expenses. Other operating expense for the second quarter of 2016 decreased $0.3 million, or 9.1%, compared with the second quarter of 2015, and amortization of intangible assets expense declined from $1.2 million for the second quarter of 2015 to $1.0 million for the second quarter of 2016.
Merger-related expenses in the second quarter of 2016 were $1.8 million ($1.1 million after tax), relating to the merger of the banks, compared to $2.7 million ($2.3 million after tax), in the second quarter of 2015, relating to the holding company merger. The majority of the second quarter 2016 merger expenses were comprised of salaries and employee benefits, which increased $1.2 million for the second quarter of 2016 compared with the second quarter of 2015, primarily due to the bank merger-related accrual for employees identified for termination. Merger-related professional fees expense decreased $1.2 million, or 79.95%, for the second quarter of 2016 compared with the second quarter of 2015, and merger-related other operating expense for the second quarter of 2016 decreased $0.9 million, or 87.6%, compared with the second quarter of 2015.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 27.4% for the second quarter of 2016, which was lower than the effective tax rate of 36.7% for the second quarter of 2015. Income tax expense was $1.8 million in the second quarter of 2016 compared to $2.6 million for the same period of 2015. The primary reason for the decrease in income tax expense was primarily due to a decrease in the level of taxable income between the comparable periods.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and June 30, 2015
Summary
For the six months ended June 30, 2016, we earned net income of $10.3 million, compared with $9.3 million for the six months ended June 30, 2015, an increase of 11.2%. The increase in net income was due primarily to first half 2016 results reflecting a full six months of operations after the merger with Central, while the first half of 2015 included only two months of post-merger operations. Basic and diluted earnings per common share for the first six months of 2016 were both $0.90, versus $1.00 and $0.99, respectively, for the first six months of 2015. After excluding the effects of $4.0 million ($2.5 million after tax) of expenses related to the merger with Central Bank, adjusted diluted earnings per share for the six months ended June 30, 2016 were $1.12, compared to $1.28, after excluding $3.2 million ($2.7 million after tax) of expenses related to the merger with Central, for the same period last year. Our annualized ROAA for the first six months of 2016 was 0.69% compared with 0.86% for the same period in 2015. Our annualized ROAE was 6.88% for the six months ended June 30, 2016 versus 8.46% for the six months ended June 30, 2015. The annualized ROATE was 10.72% for the first six months of 2016 compared with 10.89% for the same period in 2015.
The following table presents selected financial results and measures as of and for the six months ended June 30, 2016 and 2015.

	As of and for the Six Months Ended June 30,
(dollars in thousands)	2016	2015
Net Income	$10,299	$9,265
Average Assets	2,978,700	2,164,844
Average Shareholders’ Equity	301,195	220,821
Return on Average Assets* (ROAA)	0.69%	0.86%
Return on Average Shareholders’ Equity* (ROAE)	6.88	8.46
Return on Average Tangible Equity* (ROATE)	10.72	10.89
Total Equity to Assets (end of period)	10.17	9.51
Tangible Equity to Tangible Assets (end of period)	7.77	7.21
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Net Income:
Net income	$10,299	$9,265
Plus: Intangible amortization, net of tax (1)	1,349	868
Adjusted net income	$11,648	$10,133
Average Tangible Equity:
Average total shareholders’ equity	$301,195	$220,821
Less: Average intangibles, net of amortization	(82,773)	(33,220)
Average tangible equity	$218,422	$187,601
ROATE (annualized)	10.72%	10.89%
Net Income:
Net income	$10,299	$9,265
Plus: Merger-related expenses	3,980	3,177
Net tax effect of merger-related expenses(2)	(1,493)	(457)
Net income exclusive of merger-related expenses	$12,786	$11,985
Diluted average number of shares	11,448,677	9,328,941
Earnings Per Common Share-Diluted	$0.90	$0.99
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$1.12	$1.28
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

	As of June 30,
(in thousands)	2016	2015
Tangible Equity:
Total shareholders’ equity	$305,195	$277,966
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,859)	(72,381)
Tangible equity	$227,336	$205,585
Tangible Assets:
Total assets	$3,002,194	$2,922,450
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,859)	(72,381)
Tangible assets	$2,924,335	$2,850,069
Tangible Equity/Tangible Assets	7.77%	7.21%

Net Interest Income
Our net interest income for the six months ended June 30, 2016 was $50.5 million, up $13.5 million, or 36.6%, from $37.0 million for the six months ended June 30, 2015, primarily due to an increase of $14.9 million, or 35.7%, in interest income. Loan interest income increased $15.5 million, or 45.2%, to $49.8 million for the first six months of 2016 compared to the first six months of 2015, primarily due to the merger-related increase in average loan balances of $695.4 million, or 47.1%, between the two periods, and the effect of the merger-related discount accretion of $1.9 million for the six months ended June 30, 2016 compared to $1.4 million for the six months ended June 30, 2015. Interest income on investment securities increased $0.1 million, or 1.5%, to $6.7 million for the first six months of 2016 compared to the first six months of 2015 primarily due to an increase of $15.3 million in the average balance, partially offset by a decrease of 5 basis points on the portfolio’s yield between the comparative periods. There was no income from loan pool participations in the first half of 2016 compared to $0.8 million of income in the first half of 2015.
Total interest expense was $6.0 million for the six months ended June 30, 2016, an increase of $1.3 million, or 28.2%, compared to the first six months of 2015. Interest expense on deposits increased $1.0 million, or 28.4%, to $4.3 million for the six months ended June 30, 2016 (including $0.7 million in merger-related amortization of the purchase accounting premium on certificates of deposit) compared to $3.4 million (including $0.6 million in merger-related amortization) for the six months ended June 30, 2015.

Our net interest margin on a tax-equivalent basis for the first six months of 2016 declined to 3.89% compared with 3.92% for the first six months of 2015. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total interest-earning assets for the period. Our overall yield on earning assets was 4.33% for the first six months of 2016, a decrease of 6 basis points compared to the first six months of 2015. This decrease was despite the inclusion of $1.9 million of merger-related discount accretion income for loans in the first six months of 2016, compared to $1.4 million of discount for the first six months of 2015. The average cost of interest-bearing liabilities decreased in the first six months of 2016 to 0.57% from 0.59% for the first six months of 2015, due primarily to the lower cost of deposit funds in the market areas served after the Central merger, decreased rates on long-term debt, and the inclusion of $0.7 million of merger-related amortization of the purchase accounting premium on certificates of deposit in the first six months of 2016, compared to $0.6 million for the first six months of 2015.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the six months ended June 30, 2016 and 2015. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,172,092	$50,601	4.67%	$1,476,719	$34,947	4.77%
Loan pool participations (4)	—	—	—	20,231	798	7.95
Investment securities:
Taxable investments	332,052	3,836	2.32	325,989	3,807	2.36
Tax exempt investments (2)	188,933	4,367	4.64	179,651	4,254	4.78
Total investment securities	520,985	8,203	3.16	505,640	8,061	3.21
Federal funds sold and interest-bearing balances	35,097	79	0.45	9,602	16	0.34
Total interest-earning assets	$2,728,174	$58,883	4.33%	$2,012,192	$43,822	4.39%

Cash and due from banks	38,047			26,616
Premises and equipment	76,431			49,841
Allowance for loan losses	(20,295)			(18,728)
Other assets	156,343			94,923
Total assets	$2,978,700			$2,164,844

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,258,665	$1,702	0.27%	$876,190	$1,277	0.29%
Certificates of deposit	648,515	2,646	0.82	543,020	2,110	0.78
Total deposits	1,907,180	4,348	0.46	1,419,210	3,387	0.48
Federal funds purchased and repurchase agreements	77,248	110	0.29	66,593	87	0.26
Federal Home Loan Bank borrowings	107,247	918	1.72	91,193	752	1.66
Long-term debt and other	47,122	652	2.77	30,620	476	3.13
Total borrowed funds	231,617	1,680	1.45	188,406	1,315	1.41
Total interest-bearing liabilities	$2,138,797	$6,028	0.57%	$1,607,616	$4,702	0.59%

Net interest spread(2)			3.76%			3.80%

Demand deposits	521,586			321,550
Other liabilities	17,122			14,857
Shareholders’ equity	301,195			220,821
Total liabilities and shareholders’ equity	$2,978,700			$2,164,844

Interest income/earning assets (2)	$2,728,174	$58,883	4.33%	$2,012,192	$43,822	4.39%
Interest expense/earning assets	$2,728,174	$6,028	0.44%	$2,012,192	$4,702	0.47%
Net interest margin (2)(5)		$52,855	3.89%		$39,120	3.92%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$850			$685
Securities		1,510			1,470
Total tax equivalent adjustment		2,360			2,155
Net Interest Income		$50,495			$36,965

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the six months ended June 30, 2016, compared to the same period in 2015, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2016 Compared to 2015 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$17,814	$(2,160)	$15,654
Loan pool participations	(399)	(399)	(798)
Investment securities:
Taxable investments	152	(123)	29
Tax exempt investments	393	(280)	113
Total investment securities	545	(403)	142
Federal funds sold and interest-bearing balances	56	7	63
Change in interest income	18,016	(2,955)	15,061
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	670	(245)	425
Certificates of deposit	424	112	536
Total deposits	1,094	(133)	961
Federal funds purchased and repurchase agreements	13	10	23
Federal Home Loan Bank borrowings	138	28	166
Other long-term debt	327	(151)	176
Total borrowed funds	478	(113)	365
Change in interest expense	1,572	(246)	1,326
Change in net interest income	$16,444	$(2,709)	$13,735
Percentage change in net interest income over prior period			35.1%
Interest income and fees on loans on a tax-equivalent basis increased $15.7 million, or 44.8%, in the first six months of 2016 compared to the same period in 2015. This increase reflects the effect of the merger-related discount accretion for loans of $1.9 million in the first six months of 2016, compared to $1.4 million of discount accretion in the first six months of 2015. The increased income is mainly due to an increase in average loans balances of $695.4 million, or 47.1%, in the first six months of 2016 compared to the same period in 2015, primarily resulting from the merger. Despite the 17 basis point augmentation of yield due to the merger-related discount accretion, the yield on loans decreased from 4.77% in the first six months of 2015 to 4.67% in the same period of 2016. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest and discount income on loan pool participations was zero for the first six months of 2016, a decrease of $0.8 million, or 100.0% from $0.8 million for the first six months of 2015. The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $8.2 million in the first six months of 2016 compared with $8.1 million for the same period of 2015, reflecting $0.2 million of purchase accounting premium amortization expense, in the first six months of 2016 compared to $0.1 million of purchase accounting premium amortization in the first six months of 2015. The tax-equivalent yield on our investment portfolio for the first six months of 2016 decreased to 3.16% from 3.21% in the comparable period of 2015, with the first half 2016 yield including 6 basis points of decrease attributable to purchase accounting. The average balance of investments in the first six months of 2016 was $521.0 million compared with $505.6 million in the first six months of 2015, an increase of $15.3 million, or 3.0%. The increase in average balance resulted primarily from investments assumed in the merger.

Interest expense on deposits was $4.3 million for the first six months of 2016 compared with $3.4 million for the same period in 2015. This increase was primarily due to average interest-bearing deposits for the first six months of 2016 increasing $488.0 million, or 34.4%, compared with the same period in 2015, due primarily to the merger.
The weighted average rate paid on interest-bearing deposits was 0.46% for the first six months of 2016 compared with 0.48% for the first six months of 2015. This decrease reflects the merger-related amortization of the purchase accounting premium on certificates of deposit in the amount of $0.7 million for the first six months of 2016 compared with $0.6 million for the first six months of 2015. The impact of the amortization in 2016 was to reduce the average cost of deposits by 7 basis points.
Interest expense on borrowed funds in the first six months of 2016 was $1.7 million, compared with $1.3 million for the same period in 2015. Average borrowed funds for the first six months of 2016 were $43.2 million higher compared with the same period in 2015. This increase was primarily due to the borrowing of $25.0 million in new long-term debt as well as $21.6 million of subordinated notes assumed in the merger during the second quarter of 2015, and the $16.1 million increase in the average level of FHLB borrowings for the first six months of 2016 compared to the first six months of 2015. The weighted average rate on borrowed funds increased to 1.45% for the first six months of 2016 compared with 1.41% for the first six months of 2015, reflecting the increased cost of new debt relative to that of pre-merger debt.
Provision for Loan Losses
We recorded a provision for loan losses of $2.2 million in the first six months of 2016, $0.7 million, or 49.0%, more than the $1.5 million provision in the first six months of 2015. The increased provision reflects the increase in outstanding loan balances due to new originations since the merger, as purchased loans acquired in the merger were recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Net loans charged off in the first six months of 2016 totaled $0.5 million compared with $0.7 million in the first six months of 2015.
Noninterest Income

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$2,938	$3,214	$(276)	(8.6)%
Service charges and fees on deposit accounts	2,541	1,801	740	41.1
Mortgage origination and loan servicing fees	1,304	1,071	233	21.8
Other service charges and fees	2,808	1,813	995	54.9
Bank-owned life insurance income	716	620	96	15.5
Gain on sale or call of available for sale securities	467	1,011	(544)	(53.8)
Gain (loss) on sale of premises and equipment	(16)	(10)	(6)	60.0
Other gain (loss)	1,242	(425)	1,667	(392.2)
Total noninterest income	$12,000	$9,095	$2,905	31.9%
Noninterest income as a % of total revenue*	16.6%	18.9%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities.
Total noninterest income rose to $12.0 million for the first six months of 2016, an increase of $2.9 million, or 31.9%, from $9.1 million during the same period of 2015. The greatest increase for the six months ended June 30, 2016, was in other gain (loss), which increased $1.6 million to a gain of $1.2 million for the six months ended June 30, 2016, compared to a loss of $0.4 million for the six months ended June 30, 2015. The first six months of 2016 reflects a net gain on sale of other real estate owned of $0.8 million, and a net gain on the sale of the Rice Lake and Barron, Wisconsin branches of $0.5 million. The first six months of 2015 included a net loss on the sale of other real estate owned of $0.4 million, due primarily the sale of the loan pool participations in June 2015. Other service charges and fees rose from $1.8 million for the six months ended June 30, 2015, to $2.8 million for the six months ended June 30, 2016, an increase of $1.0 million, or 54.9%. Another significant contributor to the overall increase in noninterest income was service charges and fees on deposit accounts, which increased $0.7 million to $2.5 million for the first six months of 2016, compared with $1.8 million for the same period of 2015. Mortgage origination and loan servicing fees in the first six months of 2016 increased $0.2 million, or 21.8%, from $1.1 million for the same period in 2015. These increases were partially offset by decreased gains on the sale of available for sale securities of $0.5 million between the two periods. In addition, trust, investment, and insurance fees also decreased to $2.9 million for the first six months of 2016, a decline of $0.3 million, or 8.6%, from $3.2 million for the same period in 2015.

Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the six months ended June 30, 2016, noninterest income comprised 16.6% of total revenues, compared with 18.9% for the same period in 2015. With the recent merger of Central Bank into MidWestOne Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$25,966	$16,863	$9,103	54.0%
Net occupancy and equipment expense	6,577	3,866	2,711	70.1
Professional fees	2,167	2,909	(742)	(25.5)
Data processing expense	3,382	1,100	2,282	207.5
FDIC insurance expense	819	627	192	30.6
Amortization of intangible assets	2,076	1,336	740	55.4
Other operating expense	5,274	4,324	950	22.0
Total noninterest expense	$46,261	$31,025	$15,236	49.1%
Noninterest expense increased to $46.3 million for the six months ended June 30, 2016 compared with $31.0 million for the six months ended June 30, 2015, an increase of $15.2 million, or 49.1%. With the exception of professional fees, which decreased $0.7 million, or 25.5% between the first half of 2016 and the first half of 2015, due to lower merger-related expenses, all categories of noninterest expense increased. Total merger-related expenses paid were $4.0 million ($2.5 million after tax), for the first six months of 2016. These expenses are reflected mainly in data processing expense, which increased $2.3 million, from $1.1 million for the first six months of 2015, to $3.4 million for the first six months of 2016. The data processing contract termination expense of $1.8 million realized during the first quarter of 2016, in connection with the merger of the banks, was the primary cause of the increase. Salaries and employee benefits increased $9.1 million, or 54.0%, from $16.9 million for the six months ended June 30, 2015 to $26.0 million for the six months ended June 30, 2016, reflecting a $1.2 million increase in merger-related expenses, and the increased number of employees of the Company after the holding company merger. Net occupancy and equipment expense rose from $3.9 million for the first six months of 2015 to $6.6 million for the same period of 2016, an increase of $2.7 million, or 70.1%, mainly as a result of the merger.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 26.4% for the first six months of 2016, and 31.5% for the first six months of 2015. Income tax expense decreased to $3.7 million in the first six months of 2016 compared with $4.3 million for the same period of 2015, primarily due to the decrease in the level of taxable income between the two periods and the non-deductible merger-related expenses incurred in the respective periods.

FINANCIAL CONDITION
Our total assets increased to $3.00 billion at June 30, 2016 from $2.98 billion at December 31, 2015, mainly attributable to higher cash and cash equivalents, which increased $63.9 million, or 135.6%, and loans which increased $16.2 million, or 0.8%. These increases were partially offset by decreases in investment securities available for sale of $56.4 million, or 13.2%. Total deposits at June 30, 2016, were $2.46 billion, unchanged from December 31, 2015. While total deposits remained static, the mix of deposits saw a decrease in non-interest bearing demand of $23.5 million, or 4.2%. This decrease was offset by increases between December 31, 2015 and June 30, 2016 of $8.7 million, or 0.8% in interest-bearing checking deposits, $8.5 million, or 1.31%, in certificates of deposit, and $6.4 million, or 3.4%, in savings deposits. The Company initiated new long-term borrowings from an unaffiliated bank of $25.0 million during the second quarter of 2015 in connection with the closing of the holding company merger. At June 30, 2016, this note had an outstanding balance of $20.0 million, a decrease of $2.5 million, or 11.1%, from December 31, 2015, due to normal scheduled repayments. Securities sold under agreement to repurchase declined $7.0 million between December 31, 2015 and June 30, 2016, while FHLB borrowings increased $20.0 million, or 23.0%, between December 31, 2015 and June 30, 2016, to $107.0 million at June 30, 2016. The amounts recognized in the financial statements for the merger have been determined to be final as of March 31, 2016. See Note 2. “Business Combination” to our consolidated financial statements for additional information related to our merger with Central.
Investment Securities
Investment securities totaled $496.7 million at June 30, 2016, or 16.5% of total assets, a decrease of $48.9 million, or 9.0%, from $545.7 million, or 18.3% of total assets, as of December 31, 2015. A total of $370.9 million of the investment securities were classified as available for sale at June 30, 2016, compared to $427.2 million at December 31, 2015. Investment securities available for sale decreased $56.4 million, or 13.2%, from December 31, 2015 to June 30, 2016 due to not immediately redeploying cash from the maturity or pay down of securities back into new investments. As of June 30, 2016, the portfolio consisted mainly of obligations of states and political subdivisions (48.8%), mortgage-backed securities and collateralized mortgage obligations (36.5%), and obligations of U.S. government agencies (1.2%). Investment securities held to maturity were $125.9 million at June 30, 2016, compared to $118.4 million at December 31, 2015.
Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	June 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$121,522	5.6%	$121,714	5.7%
Commercial and industrial	481,153	22.2	467,412	21.7
Credit cards	1,512	0.1	1,377	0.1
Overdrafts[1]	—	0.0	1,483	0.1
Commercial real estate:
Construction and development	129,180	6.0	120,753	5.6
Farmland	92,845	4.3	89,084	4.1
Multifamily	121,252	5.6	121,763	5.7
Commercial real estate-other	676,888	31.2	660,341	30.7
Total commercial real estate	1,020,165	47.1	991,941	46.1
Residential real estate:
One- to four-family first liens	384,295	17.7	428,233	19.9
One- to four-family junior liens	122,291	5.6	102,273	4.7
Total residential real estate	506,586	23.3	530,506	24.6
Consumer	37,188	1.7	37,509	1.7
Total loans	$2,168,126	100.0%	$2,151,942	100.0%
(1) As of the first quarter of 2016, overdrafts are no longer included as a separate class of loan.
Total loans (excluding loans held for sale) increased $16.2 million, or 0.8%, from $2.15 billion at December 31, 2015, to $2.17 billion at June 30, 2016. Increases were primarily concentrated in commercial real estate-other, commercial and industrial loans, construction and development, and farmland loans. These increases were partially offset by decreases in residential real estate loans. As of June 30, 2016, the largest category of bank loans was commercial real estate loans, comprising approximately 47% of the portfolio, of which 6% of total loans were multifamily residential mortgages, 6% of total loans were construction and development, and 4% of total loans were farmland. Residential real estate loans was the next largest category at 23% of total loans, followed by commercial and industrial loans at 22%, agricultural loans at 6%, and consumer loans at 2%. The Company also held $23.3 million net of a discount of $6.0 million, or 1.1% of the total loan portfolio, in purchased credit impaired loans as a result of the merger.
In the second quarter of 2016, the Company ran three different stress test scenarios on its agricultural loan portfolio. The loans that had downward migration to Watch or Classified status under the stress test scenarios were then incorporated into our loan loss allowance model to determine any additional reserve requirements that would be advisable.
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
Premises and Equipment
As of June 30, 2016, premises and equipment totaled $76.4 million, an increase of $0.2 million, or 0.3%, from $76.2 million at December 31, 2015. This increase was primarily due to ongoing capital improvement projects, partially offset by normal depreciation expense of $2.2 million.
Deposits
Total deposits as of June 30, 2016 were $2.46 billion, unchanged from December 31, 2015. Interest-bearing checking deposits were the largest category of deposits at June 30, 2016, representing approximately 43.6% of total deposits. Total interest-bearing checking deposits were $1.07 billion at June 30, 2016, an increase of $8.7 million, or 0.8%, from $1.06 billion at December 31, 2015. Included in interest-bearing checking deposits at June 30, 2016 were $29.9 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $9.7 million, or 47.8%, from $20.3 million at December 31, 2015, due primarily to the addition of one account holder. Non-interest bearing demand deposits were $536.1 million at June 30, 2016, a decrease of $23.5 million, or 4.2%, from $559.6 million at December 31, 2015. Savings deposits were $195.9 million at June 30, 2016, an increase of $6.4 million, or 3.4%, from December 31, 2015 to June 30, 2016. Total certificates of deposit were $658.6 million at June 30, 2016, up $8.5 million, or 1.3%, from $650.1 million at December 31, 2015. Included in total certificates of deposit at June 30, 2016 was $3.0 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, unchanged from December 31, 2015. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 86.9% of our total deposits were considered “core” deposits as of June 30, 2016.
Goodwill and Other Intangible Assets
Goodwill increased from $64.5 million as of December 31, 2015, to $64.7 million as of June 30, 2016 due to the finalization of merger accounting amounts related to the Central merger in the first quarter of 2016. Other intangible assets decreased $2.1 million, or 10.8%, to $17.0 million at June 30, 2016 compared to $19.1 million at December 31, 2015, due to normal amortization. See Note 7. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $107.0 million as of June 30, 2016 compared with $87.0 million as of December 31, 2015. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, when deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.6 million as of June 30, 2016, unchanged from December 31, 2015. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $20.0 million was outstanding as of June 30, 2016. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of financing receivable at June 30, 2016 and December 31, 2015:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
June 30, 2016
Agricultural	$30	$2,795	$595	$3,420
Commercial and industrial	56	682	5,931	6,669
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	112	—	75	187
Farmland	—	2,174	236	2,410
Multifamily	—	—	225	225
Commercial real estate-other	16	249	6,776	7,041
Total commercial real estate	128	2,423	7,312	9,863
Residential real estate:
One- to four- family first liens	546	1,255	1,065	2,866
One- to four- family junior liens	535	13	32	580
Total residential real estate	1,081	1,268	1,097	3,446
Consumer	7	13	15	35
Total	$1,302	$7,181	$14,950	$23,433

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2015
Agricultural	$—	$2,901	$172	$3,073
Commercial and industrial	—	1,122	575	1,697
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	95	95
Farmland	80	2,209	20	2,309
Multifamily	—	—	224	224
Commercial real estate-other	—	—	1,452	1,452
Total commercial real estate	80	2,209	1,791	4,080
Residential real estate:
One- to four- family first liens	199	972	1,182	2,353
One- to four- family junior liens	—	13	281	294
Total residential real estate	199	985	1,463	2,647
Consumer	5	15	11	31
Total	$284	$7,232	$4,012	$11,528
Not included in the loans above as of June 30, 2016, were purchased credit impaired loans with an outstanding balance of $3.6 million, net of a discount of $1.3 million.
Our nonperforming assets totaled $27.6 million as of June 30, 2016, an increase of $7.2 million, or 35.4%, from December 31, 2015. The balance of OREO at June 30, 2016 was $4.1 million, a decrease of $4.7 million, from $8.8 million of OREO at December 31, 2015. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of June 30, 2016. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. Nonperforming loans totaled $23.4 million (1.08% of total loans) as of June 30, 2016, compared to $11.5 million (0.54% of total loans) as of December 31, 2015.
At June 30, 2016, nonperforming loans increased from $11.5 million, or 0.54% of total loans, at December 31, 2015, to $23.4 million, or 1.08% of total loans, at June 30, 2016. At June 30, 2016, nonperforming loans consisted of $15.0 million in nonaccrual loans, $7.2 million in TDRs and $1.3 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $4.0 million, TDRs of $7.2 million, and loans past due 90 days or more and still accruing of $0.3 million at December 31, 2015. Nonaccrual loans increased $10.9 million between June 30, 2016 and December 31, 2015 due primarily to the addition of one commercial loan customer with four loans totaling $10.4 million. The Company is actively working with this customer to resolve the issues with these four loans. The balance of TDRs was unchanged, as the addition of three loans totaling $0.2 million was offset by payments collected from TDR-status borrowers and the charge-off of two TDRs totaling $0.2 million. Loans 90 days past due or more and still accruing interest increased $1.0 million between December 31, 2015 and June 30, 2016. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $16.8 million at June 30, 2016, compared with $8.5 million at December 31, 2015. At June 30, 2016, other real estate owned (not included in nonperforming loans) was $4.1 million, down from $8.8 million of other real estate owned at December 31, 2015. During the first six months of 2016, the Company had a net decrease of 22 properties in other real estate owned. As of June 30, 2016, the allowance for loan losses was $21.2 million, or 0.98% of total loans, compared with $19.4 million, or 0.90% of total loans at December 31, 2015. The allowance for loan losses represented 90.46% of nonperforming loans at June 30, 2016, compared with 168.52% of nonperforming loans at December 31, 2015. The Company had net loan charge-offs of $0.5 million in the six months ended June 30, 2016, or an annualized 0.04% of average loans outstanding, compared to net charge-offs of $0.7 million, or an annualized 0.10% of average loans outstanding, for the same period of 2015.
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
Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grades 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (5 or above), or is classified as a TDR (regardless of size), the lending officer is then charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to regional management and then to the Loan Strategy Committee. Copies of the minutes of these Committee meetings are presented to the board of directors of MidWestOne Bank.
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the credit analyst will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company’s allowance for loan and lease losses calculation. Impairment analysis for the underlying collateral value is completed in the last month of the quarter.   The impairment analysis worksheets are reviewed by

the Credit Administration department prior to quarter-end. The board of directors of MidWestOne Bank on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
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
Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days and over past due or nonaccrual totals.
During the six months ended June 30, 2016, the Company restructured three loans by granting a concession to a borrower experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,181	$7,232
Not in compliance with modified terms - on nonaccrual status	422	458
Total restructured loans	$7,603	$7,690
Allowance for Loan Losses
Our ALLL as of June 30, 2016 was $21.2 million, which was 0.98% of total loans as of that date. This compares with an ALLL of $19.4 million as of December 31, 2015, which was 0.90% of total loans as of that date. Gross charge-offs for the first six months of 2016 totaled $0.8 million, while recoveries of previously charged-off loans totaled $0.4 million. The ratio of annualized net loan charge offs to average loans for the first six months of 2016 was 0.04% compared to 0.11% for the year ended December 31, 2015. As of June 30, 2016, the ALLL was 90.5% of nonperforming loans compared with 168.5% as of December 31, 2015. Based on the inherent risk in the loan portfolio, we believe that as of June 30, 2016, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
Non-acquired loans with a balance of $1.59 billion at June 30, 2016, had $20.8 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.31%. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At June 30, 2016
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,589,663	$—	$1,589,663	$20,752	1.31%	1.31%
Total Acquired Loans	595,653	17,190	578,463	445	0.07	2.96
Total Loans	$2,185,316	$17,190	$2,168,126	$21,197	0.97%	1.76%
As part of the merger between MidWestOne Bank and Central Bank, management developed a single methodology for determining the amount of the ALLL that would be needed at the combined bank. The new methodology is a hybrid of the methods used at MidWestOne Bank and Central Bank prior to the bank merger, and the results from the new ALLL model are consistent with the results that the two banks calculated individually.
During the first quarter of 2016 we changed the historical charge-off component of the ALLL calculation to include both Central Bank and MidWestOne Bank in the 20-quarter annual average. A separate qualitative factor table is now being maintained for each region MidWestOne Bank services (Iowa, Minnesota/Wisconsin, and Florida), all with a similar methodology, but adjusted based on the economic/business conditions in each region. Loans below $250,000 continue to be evaluated solely based on delinquency status, but no longer receive an increased allocation of between 25% and 50% of the loss given default. Instead they receive the normal ASC 450 allocation based on the type of loan and the risk rating. To streamline the ALLL process, a number of low-balance loan types that do not have a material impact on the overall calculation are now excluded. As of the first quarter 2016, overdrafts are no longer included in the ALLL calculation. Additionally, the guaranteed portion of government guaranteed loans is no longer being adjusted out of the calculation, and as a result, the entire loan balance is subject to reserve requirements. Special mention/watch and substandard rated credits not individually reviewed for impairment previously received an allocation of 2 times and 6 times, respectively, of the pass allocation. Due to the inherent risks associated with special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated special mention/watch at the time of the loss. Substandard loans carry greater risk than special mention/watch loans, and as such, this subset is reserved at a level that covers losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loans was risk rated substandard at the time of the loss. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to MidWestOne Bank’s board of directors on a quarterly basis. At June 30, 2016, there were 34 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 287 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 57 of these equity loans and other financial institutions have the first lien on the remaining 230. Additionally, there were 196 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2016, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $305.2 million as of June 30, 2016, compared to $296.2 million as of December 31, 2015, an increase of $9.0 million, or 3.0%. This increase was primarily attributable to net income of $10.3 million for the first six months of 2016, a $2.0 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, and a $0.6 million decrease in treasury stock due to the issuance of 27,087 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $3.7 million in common stock dividends. No shares of Company common stock were repurchased in the second quarter of 2016.

Total shareholders’ equity was 10.17% of total assets as of June 30, 2016 and was 9.94% of total assets as of December 31, 2015. The ratio of tangible equity to tangible assets was 7.77% as of June 30, 2016 and 7.51% as of December 31, 2015. Our Tier 1 capital to risk-weighted assets ratio was 10.82% as of June 30, 2016 and was 10.63% as of December 31, 2015. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believe that, as of June 30, 2016, the Company and its bank subsidiary met all capital adequacy requirements to which we were subject. As of that date, MidWestOne Bank was “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part (the “Basel III Rules”), and, at the same time, promulgated rules effecting certain changes required by the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) . In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies). The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they also introduced a Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect previously by establishing criteria that instruments must meet to be considered Additional Tier 1 capital (Tier 1 capital in addition to Common Equity) and Tier 2 capital. A number of instruments that previously generally qualified as Tier 1 capital now do not qualify, or their qualifications changed. The Basel III Rules also permitted banking organizations with less than $250.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which previously did not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels. The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016, at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching the final level of 2.5% on January 1, 2019. Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.
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

	At June 30,	At December 31,
(in thousands)	2016	2015
Tier 1 capital
Total shareholders’ equity	$305,195	$296,178
Less: Net unrealized gains on securities available for sale	(5,405)	(3,408)
Disallowed Intangibles	(72,566)	(72,203)
Common equity tier 1 capital	$227,224	220,567
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,640	23,587
Tier 1 capital	$250,864	$244,154
Risk-weighted assets	$2,318,157	$2,296,478
Tier 1 capital to risk-weighted assets	10.82%	10.63%
Common equity tier 1 capital to risk-weighted assets	9.80%	N/A

The following table provides the capital levels and minimum required capital levels for the Company, MidWestOne Bank and, at December 31, 2015 only, Central Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At June 30, 2016
Consolidated:
Total capital/risk based	$272,383	11.75%	$199,941	8.625%	N/A	N/A
Tier 1 capital/risk based	250,864	10.82	153,578	6.625	N/A	N/A
Common equity tier 1 capital/risk based	227,224	9.80	118,806	5.125	N/A	N/A
Tier 1 capital/adjusted average	250,864	8.63	116,312	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$279,680	12.11%	$199,255	8.625%	$231,020	10.00%
Tier 1 capital/risk based	258,167	11.18	153,051	6.625	138,612	8.00
Common equity tier 1 capital/risk based	258,167	11.18	118,398	5.125	150,163	6.50
Tier 1 capital/adjusted average	258,167	8.89	116,189	4.000	145,237	5.00
At December 31, 2015
Consolidated:
Total capital/risk based	$263,717	11.48%	$183,718	8.00%	N/A	N/A
Tier 1 capital/risk based	244,154	10.63	137,789	6.00	N/A	N/A
Common equity tier 1 capital/risk based	220,567	9.60	103,342	4.50	N/A	N/A
Tier 1 capital/adjusted average	244,154	8.34	117,123	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based	$171,583	12.53%	$109,578	8.00%	$136,972	10.00%
Tier 1 capital/risk based	154,726	11.30	82,183	6.00	109,578	8.00
Common equity tier 1 capital/risk based	154,726	11.30	61,638	4.50	89,032	6.50
Tier 1 capital/adjusted average	154,726	8.90	69,501	4.00	86,876	5.00
Central Bank:
Total capital/risk based	$102,718	11.14%	$73,792	8.00%	$92,240	10.00%
Tier 1 capital/risk based	100,017	10.84	55,344	6.00	73,792	8.00
Common equity tier 1 capital/risk based	100,017	10.84	41,508	4.50	59,956	6.50
Tier 1 capital/adjusted average	100,017	8.44	47,412	4.00	59,265	5.00
* The ratios for June 30, 2016 include a capital conservation buffer of 0.625%
On February 15, 2016, 30,200 restricted stock units were granted to certain officers of the Company. Additionally, during the first six months of 2016, 25,633 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,446 shares were surrendered by grantees to satisfy tax requirements, and 6,875 nonvested restricted stock units were forfeited. 2,900 shares of common stock were issued in connection with the exercise of previously issued stock options, and 950 options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $111.0 million as of June 30, 2016, compared with $47.1 million as of December 31, 2015. Interest-bearing deposits in banks at June 30, 2016, increased to $75.3 million, an increase of $72.5 million from December 31, 2015. Investment securities classified as available for sale, totaling $370.9 million and $427.2 million as of June 30, 2016 and December 31, 2015, respectively, could be sold to meet liquidity needs if necessary. Additionally, our bank subsidiaries maintain unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believes that the Company had sufficient liquidity as of June 30, 2016 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2015 and June 30, 2016 were proceeds from the maturity and sale of investment securities, and FHLB borrowings. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of June 30, 2016, we had $20.0 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.6 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it is difficult to assess its overall impact on the Company. The price of one or more of the components of the Consumer Price Index (“CPI”) may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans held by financial institutions. In addition, higher short-term interest rates caused by inflation tend to increase financial institutions’ cost of funds. In other years, the reverse situation may occur.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of June 30, 2016, outstanding commitments to extend credit totaled approximately $403.6 million. We have established a reserve of $0.3 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses.
Commitments under standby and performance letters of credit outstanding aggregated $11.9 million as of June 30, 2016. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2016, there were approximately $11.3 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $20.0 million in the first six months of 2016, compared with $2.9 million in the first six months of 2015. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash inflows from investing activities were $38.5 million in the first six months of 2016, compared to net cash inflows of $73.8 million in the comparable six-month period of 2015. In the first six months of 2016, investment securities transactions resulted in net cash inflows of $51.9 million, compared to inflows of $155.8 million during the same period of 2015. Increased loan volume accounted for net cash outflows of $17.6 million for the first six months of 2016, compared with $60.0 million of net cash outflows for the same period of 2015. Purchases of premises and equipment resulted in $4.0 million cash outflows in the first six months of 2016, compared to outflows of $7.0 million in the comparable period of 2015. There were no cash inflows from loan pool participations during the first six months of 2016 compared to $19.3 million during the same period of 2015, as we sold our interest in these instruments in the second quarter of 2015.
Net cash inflows from financing activities in the first six months of 2016 was $5.4 million, compared with net cash used of $53.5 million for the same period of 2015. The largest financing cash outflows during the six months ended June 30, 2016 was a decrease of $7.0 million in securities sold under agreements to repurchase, a decrease of $1.5 million in federal funds purchased, the use of $3.7 million to pay dividends, and $2.5 million of payments on long-term debt. Sources of cash inflows during the first six months of 2016 were a net increase of $20.0 million in FHLB borrowings.
To further mitigate liquidity risk, MidWestOne Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window
Federal Funds Lines:
Routine liquidity requirements are met by fluctuations in the federal funds position of MidWestOne Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, MidWestOne Bank has unsecured federal funds lines totaling $95.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for MidWestOne Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of MidWestOne Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of June 30, 2016, MidWestOne Bank had $107.0 million in outstanding FHLB borrowings, leaving $128.6 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
MidWestOne Bank has brokered certificate of deposit lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of MidWestOne Bank’s core market area, is reflected in an internal policy stating that MidWestOne Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. MidWestOne Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2016.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. MidWestOne Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2016, MidWestOne Bank had municipal securities with an approximate market value of $13.3 million pledged for liquidity purposes.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). The change in the Company’s interest rate profile between June 30, 2016 and December 31, 2015 is largely attributable to the change in the mix of earning assets.  During the first half of 2016, investment portfolio balances declined while floating-rate loan balances increased.  This shift toward more rapidly repricing assets is the primary reason the Company became more asset sensitive during the period.
MidWestOne Bank’s asset and liability committee meets regularly and is responsible for reviewing its interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. Our asset  and  liability  committee  seeks  to  manage interest  rate  risk  under a  variety of rate  environments  by structuring  our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
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

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points:

	Immediate Change in Rates
	+100	+200
(dollars in thousands)
June 30, 2016
Dollar change	$1,625	$3,498
Percent change	1.7%	3.7%
December 31, 2015
Dollar change	$636	$1,616
Percent change	0.7%	1.7%
As of June 30, 2016, 42.8% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 45.3% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values that could cause an increase in our allowance for credit losses and a reduction in net earnings;

•	our management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;

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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, internationally, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	cyber-attacks; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter of 2016.
On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased $1.2 million of common stock since the plan was announced in July 2014. The prior repurchase plan allowed for the repurchase of up to $5.0 million of stock through December 31, 2016. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 4, 2016	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ GARY J. ORTALE
Gary J. Ortale
Executive Vice President and Chief Financial Officer