Form 10-Q
period 2016-09-30
MidWestOne Financial Group, Inc.
filed 2016-11-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 1, 2016, there were 11,435,860 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$45,612	$44,199
Interest-bearing deposits in banks	6,341	2,731
Federal funds sold	5	167
Cash and cash equivalents	51,958	47,097
Investment securities:
Available for sale	436,239	427,241
Held to maturity (fair value of $153,474 as of September 30, 2016 and $118,234 as of December 31, 2015)	151,110	118,423
Loans held for sale	2,742	3,187
Loans	2,141,832	2,151,942
Allowance for loan losses	(21,395)	(19,427)
Net loans	2,120,437	2,132,515
Premises and equipment, net	75,127	76,202
Accrued interest receivable	13,139	13,736
Goodwill	64,654	64,548
Other intangible assets, net	16,095	19,141
Bank-owned life insurance	46,905	46,295
Other real estate owned	3,452	8,834
Deferred income taxes	1,231	947
Other assets	18,885	21,809
Total assets	$3,001,974	$2,979,975
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$493,820	$559,586
Interest-bearing checking	1,114,536	1,064,350
Savings	196,426	189,489
Certificates of deposit under $100,000	332,194	348,268
Certificates of deposit $100,000 and over	308,956	301,828
Total deposits	2,445,932	2,463,521
Federal funds purchased	19,309	1,500
Securities sold under agreements to repurchase	63,469	67,463
Federal Home Loan Bank borrowings	100,000	87,000
Junior subordinated notes issued to capital trusts	23,667	23,587
Long-term debt	18,750	22,500
Deferred compensation liability	5,209	5,132
Accrued interest payable	1,552	1,507
Other liabilities	14,502	11,587
Total liabilities	2,692,390	2,683,797
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2016 and December 31, 2015	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at September 30, 2016 and December 31, 2015; issued 11,713,481 shares at September 30, 2016 and at December 31, 2015; outstanding 11,435,860 shares at September 30, 2016 and 11,408,773 shares at December 31, 2015	11,713	11,713
Additional paid-in capital	163,492	163,487
Treasury stock at cost, 277,621 shares as of September 30, 2016 and 304,708 shares at December 31, 2015	(5,776)	(6,331)
Retained earnings	134,935	123,901
Accumulated other comprehensive income	5,220	3,408
Total shareholders' equity	309,584	296,178
Total liabilities and shareholders' equity	$3,001,974	$2,979,975
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$24,343	$26,697	$74,094	$60,959
Interest and discount on loan pool participations	—	—	—	798
Interest on bank deposits	63	13	141	29
Interest on federal funds sold	3	—	4	—
Interest on investment securities:
Taxable securities	2,088	1,914	5,924	5,721
Tax-exempt securities	1,394	1,365	4,251	4,149
Total interest income	27,891	29,989	84,414	71,656
Interest expense:
Interest on deposits:
Interest-bearing checking	810	706	2,346	1,903
Savings	50	48	216	128
Certificates of deposit under $100,000	801	641	2,089	1,758
Certificates of deposit $100,000 and over	813	1,090	2,171	2,083
Total interest expense on deposits	2,474	2,485	6,822	5,872
Interest on federal funds purchased	5	19	30	33
Interest on securities sold under agreements to repurchase	36	51	121	124
Interest on Federal Home Loan Bank borrowings	469	334	1,387	1,086
Interest on other borrowings	4	6	16	16
Interest on junior subordinated notes issued to capital trusts	215	191	608	399
Interest on subordinated notes	—	—	—	162
Interest on long-term debt	107	144	354	240
Total interest expense	3,310	3,230	9,338	7,932
Net interest income	24,581	26,759	75,076	63,724
Provision for loan losses	1,005	2,141	3,241	3,642
Net interest income after provision for loan losses	23,576	24,618	71,835	60,082
Noninterest income:
Trust, investment, and insurance fees	1,306	1,428	4,244	4,642
Service charges and fees on deposit accounts	1,346	1,297	3,887	3,098
Loan origination and servicing fees	1,162	1,025	2,636	2,096
Other service charges and fees	1,307	1,342	4,115	3,155
Bank-owned life insurance income	324	344	1,040	964
Gain on sale or call of available for sale securities	—	—	467	1,011
Loss on sale of premises and equipment	(37)	(5)	(53)	(15)
Other gain (loss)	306	29	1,378	(396)
Total noninterest income	5,714	5,460	17,714	14,555
Noninterest expense:
Salaries and employee benefits	11,641	12,191	37,607	29,054
Net occupancy and equipment expense	3,293	2,719	9,870	6,585
Professional fees	1,014	959	3,181	3,868
Data processing expense	599	928	3,981	2,028
FDIC insurance expense	412	431	1,231	1,058
Amortization of intangible assets	970	800	3,046	2,136
Other operating expense	2,510	2,314	7,784	6,638
Total noninterest expense	20,439	20,342	66,700	51,367
Income before income tax expense	8,851	9,736	22,849	23,270
Income tax expense	2,629	2,121	6,328	6,390
Net income	$6,222	$7,615	$16,521	$16,880
Share and per share information:
Ending number of shares outstanding	11,435,860	11,406,431	11,435,860	11,406,431
Average number of shares outstanding	11,435,860	11,406,132	11,428,063	10,010,926
Diluted average number of shares	11,461,108	11,434,186	11,451,958	10,038,093
Earnings per common share - basic	$0.54	$0.67	$1.45	$1.69
Earnings per common share - diluted	0.54	0.67	1.44	1.68
Dividends paid per common share	0.16	0.15	0.48	0.45
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$6,222	$7,615	$16,521	$16,880

Other comprehensive income, available for sale securities:
Unrealized holding gains (losses) arising during period	(304)	2,196	3,565	(78)
Reclassification adjustment for gains included in net income	—	—	(467)	(1,011)
Income tax (expense) benefit	119	(833)	(1,286)	403
Other comprehensive income (loss) on available for sale securities	(185)	1,363	1,812	(686)
Other comprehensive income (loss), net of tax	(185)	1,363	1,812	(686)
Comprehensive income	$6,037	$8,978	$18,333	$16,194
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	16,880	—	16,880
Issuance of common stock due to business combination (2,723,083 shares)	—	2,723	75,172	—	—	—	77,895
Issuance of common stock - private placement (300,000 shares), net of expenses	—	300	7,600	—	—	—	7,900
Dividends paid on common stock ($0.45 per share)	—	—	—	—	(4,633)	—	(4,633)
Stock options exercised (5,769 shares)	—	—	(32)	120	—	—	88
Release/lapse of restriction on RSUs (23,123 shares)	—	—	(416)	445	—	—	29
Stock compensation	—	—	462	—	—		462
Other comprehensive income, net of tax	—	—	—	—	—	(686)	(686)
Balance at September 30, 2015	$—	$11,713	$163,323	$(6,380)	$117,374	$4,636	$290,666
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	16,521	—	16,521
Dividends paid on common stock ($0.48 per share)	—	—	—	—	(5,487)	—	(5,487)
Stock options exercised (2,900 shares)	—	—	(22)	60	—	—	38
Release/lapse of restriction on RSUs (25,633 shares)	—	—	(520)	495	—	—	(25)
Stock compensation	—	—	547	—	—	—	547
Other comprehensive income, net of tax	—	—	—	—	—	1,812	1,812
Balance at September 30, 2016	$—	$11,713	$163,492	$(5,776)	$134,935	$5,220	$309,584
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$16,521	$16,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,241	3,642
Depreciation, amortization and accretion	7,726	5,952
Loss on sale of premises and equipment	53	15
Deferred income taxes	(1,676)	(169)
Stock-based compensation	547	462
Net gain on sale or call of available for sale securities	(467)	(1,011)
Net gain on sale of other real estate owned	(750)	(108)
Net gain on sale of loans held for sale	(2,160)	(1,240)
Writedown of other real estate owned	546	—
Origination of loans held for sale	(89,005)	(99,302)
Proceeds from sales of loans held for sale	91,610	97,232
Decrease in accrued interest receivable	597	339
Increase in cash surrender value of bank-owned life insurance	(1,040)	(964)
Decrease in other assets	2,924	4,734
Increase in deferred compensation liability	77	94
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	2,960	(4,489)
Net cash provided by operating activities	31,704	22,067
Cash flows from investing activities:
Proceeds from sales of available for sale securities	23,384	112,054
Proceeds from maturities and calls of available for sale securities	68,180	64,921
Purchases of available for sale securities	(98,108)	(11)
Proceeds from maturities and calls of held to maturity securities	10,662	3,077
Purchase of held to maturity securities	(43,482)	(12,394)
Net (increase) decrease in loans	7,054	(89,521)
Decrease in loan pool participations, net	—	19,332
Purchases of premises and equipment	(4,594)	(11,558)
Proceeds from sale of other real estate owned	7,369	2,812
Proceeds from sale of premises and equipment	2,260	33
Proceeds of principal and earnings from bank-owned life insurance	430	—
Net cash paid in business acquisition (Note 2)	—	(35,596)
Net cash provided by (used in) investing activities	(26,845)	53,149
Cash flows from financing activities:
Net increase (decrease) in deposits	(17,589)	10,369
Increase (decrease) in federal funds purchased	17,809	(17,408)
Decrease in securities sold under agreements to repurchase	(3,994)	(7,717)
Proceeds from Federal Home Loan Bank borrowings	30,000	24,000
Repayment of Federal Home Loan Bank borrowings	(17,000)	(30,000)
Proceeds and effect of tax from share-based compensation	13	117
Redemption of subordinated note	—	(12,669)
Proceeds from long-term debt	—	25,000
Payments on long-term debt	(3,750)	(1,250)
Dividends paid	(5,487)	(4,633)
Issuance of common stock, net of expenses	—	7,900
Net cash provided by (used in) financing activities	2	(6,291)
Net increase in cash and cash equivalents	4,861	68,925
Cash and cash equivalents at beginning of period	47,097	23,409
Cash and cash equivalents at end of period	$51,958	$92,334

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,293	$7,646
Cash paid during the period for income taxes	$5,965	$4,650
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,783	$667

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Investment securities	$—	160,775
Loans	—	916,973
Premises and equipment	—	27,908
Goodwill	—	64,654
Core deposit intangible	—	12,773
Trade name intangible	—	1,380
FDIC indemnification asset	—	3,753
Other real estate owned	—	8,420
Other assets	—	14,482
Total noncash assets acquired	—	1,211,118

Liabilities assumed:
Deposits	—	1,049,167
Short-term borrowings	—	16,124
Junior subordinated notes issued to capital trusts	—	8,050
Subordinated note payable	—	12,669
Other liabilities	—	11,617
Total liabilities assumed	—	1,097,627
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
The Company owns all of the common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through our bank subsidiary, MidWestOne Bank, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
On May 1, 2015, the Company completed its merger with Central Bancshares, Inc. (“Central”), pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company. On April 1, 2016, Central Bank merged with and into MidWestOne Bank.
The Company issued 2,723,083 shares of common stock and paid $64.0 million in cash, for total consideration of $141.9 million, in connection with the holding company merger. The results of operations acquired from Central have been included in the Company’s results of operations for the time period since the date of acquisition.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015 and for the year then ended. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2016, and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2016 may not be indicative of results for the year ending December 31, 2016, or for any other period.
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
The Company recorded $0.2 million and $0.2 million in pretax merger-related expenses for the three months ended September 30, 2016 and 2015, respectively, and $4.2 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 these expenses included data processing fees of $0.1 million. This amount is included in data processing fees in the Company’s consolidated statements of operations. For the three months ended September 30, 2015, the expenses included professional and legal fees of $0.2 million. This amount is included in professional fees in the Company’s consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, respectively, merger-related expenses included $0.3 million and $1.9 million of professional and legal fees, $1.7 million and $0.5 million of retention and severance compensation costs, and $1.9 million of data processing service contract termination costs for the nine months ended September 30, 2016, which are included in data processing expense.
The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2015, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of Central into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments, including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Net income in the table below includes merger expenses.

	Pro Forma
	Three Months Ended September 30,	Nine Months Ended September 30,

(in thousands)	2015	2015
Total revenues (net interest income plus noninterest income)	$31,258	$95,175
Net income	$6,455	$17,052
The pro forma information above excludes the impact of any provision recorded related to renewing Central loans.

Revenues and earnings of the acquired company for the current period have not been disclosed as it is not practicable because Central Bank was merged into MidWestOne Bank on April 1, 2016, and separate financial information is not readily available.

3.    Shareholders’ Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of September 30, 2016, none were issued or outstanding.
Common Stock: As of September 30, 2016, the number of authorized shares of common stock for the Company was 15,000,000. As of September 30, 2016, 11,435,860 shares were outstanding.
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
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During the third quarter of 2016 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of September 30, 2016.

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
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Basic earnings per common share computation
Numerator:
Net income	$6,222	$7,615	$16,521	$16,880
Denominator:
Weighted average shares outstanding	11,435,860	11,406,132	11,428,063	10,010,926
Basic earnings per common share	$0.54	$0.67	$1.45	$1.69

Diluted earnings per common share computation
Numerator:
Net income	$6,222	$7,615	$16,521	$16,880
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	11,461,108	11,434,186	11,451,958	10,038,093
Diluted earnings per common share	$0.54	$0.67	$1.44	$1.68

5.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$5,958	$86	$—	$6,044
State and political subdivisions	158,902	6,910	3	165,809
Mortgage-backed securities	42,592	980	3	43,569
Collateralized mortgage obligations	172,031	789	648	172,172
Corporate debt securities	46,902	493	29	47,366
Total debt securities	426,385	9,258	683	434,960
Other equity securities	1,257	42	20	1,279
Total	$427,642	$9,300	$703	$436,239

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Treasury securities	$6,931	$—	$21	$6,910
U.S. Government agencies and corporations	26,600	99	46	26,653
State and political subdivisions	176,794	6,662	72	183,384
Mortgage-backed securities	56,950	569	457	57,062
Collateralized mortgage obligations	107,613	321	1,530	106,404
Corporate debt securities	45,602	50	86	45,566
Total debt securities	420,490	7,701	2,212	425,979
Other equity securities	1,250	50	38	1,262
Total	$421,740	$7,751	$2,250	$427,241

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$92,224	$1,917	$173	$93,968
Mortgage-backed securities	2,752	54	—	2,806
Collateralized mortgage obligations	27,110	213	23	27,300
Corporate debt securities	29,024	669	293	29,400
Total	$151,110	$2,853	$489	$153,474

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$66,454	$928	$110	$67,272
Mortgage-backed securities	3,920	4	38	3,886
Collateralized mortgage obligations	30,505	1	459	30,047
Corporate debt securities	17,544	—	515	17,029
Total	$118,423	$933	$1,122	$118,234

Investment securities with a carrying value of $164.6 million and $321.6 million at September 30, 2016 and December 31, 2015, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2016 and December 31, 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to securities with gross unrealized losses as of September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	1	$—	$—	$453	$3	$453	$3
Mortgage-backed securities	5	215	2	88	1	303	3
Collateralized mortgage obligations	13	89,323	348	18,162	300	107,485	648
Corporate debt securities	2	12,139	29	—	—	12,139	29
Other equity securities	1	—	—	980	20	980	20
Total	22	$101,677	$379	$19,683	$324	$121,360	$703

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Treasury securities	1	$6,910	$21	$—	$—	$6,910	$21
U.S. Government agencies and corporations	1	4,890	46	—	—	4,890	46
State and political subdivisions	22	8,419	24	3,177	48	11,596	72
Mortgage-backed securities	27	37,753	457	—	—	37,753	457
Collateralized mortgage obligations	23	56,447	420	31,253	1,110	87,700	1,530
Corporate debt securities	8	30,496	86	—	—	30,496	86
Other equity securities	1	—	—	962	38	962	38
Total	83	$144,915	$1,054	$35,392	$1,196	$180,307	$2,250

		As of September 30, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	34	$14,646	$173	$—	$—	$14,646	$173
Collateralized mortgage obligations	1	—	—	6,889	23	6,889	23
Corporate debt securities	3	2,383	2	2,598	291	4,981	293
Total	38	$17,029	$175	$9,487	$314	$26,516	$489

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	32	$9,345	$93	$2,040	$17	$11,385	$110
Mortgage-backed securities	5	3,723	38	—	—	3,723	38
Collateralized mortgage obligations	7	22,571	320	7,416	139	29,987	459
Corporate debt securities	6	15,606	309	680	206	16,286	515
Total	50	$51,245	$760	$10,136	$362	$61,381	$1,122
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
At September 30, 2016 and December 31, 2015, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At September 30, 2016, approximately 58% of the municipal bonds held by the Company were Iowa-based, and approximately 21% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2016 and December 31, 2015.
At September 30, 2016 and December 31, 2015, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government.  We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms.  Therefore, we believe the low market value of this investment is temporary and expect to receive all contractual payments.  The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms.   Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment of in the corporate bond portfolio.
As of September 30, 2016, the Company also owned $0.3 million of equity securities in banks and financial service-related companies, and $1.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the nine months ended September 30, 2016 and the full year of 2015, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of operations.
The contractual maturity distribution of investment debt securities at September 30, 2016, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$11,122	$11,190	$2,385	$2,383
Due after one year through five years	95,185	97,648	9,154	9,317
Due after five years through ten years	95,093	99,660	62,172	63,958
Due after ten years	10,362	10,721	47,537	47,710
Debt securities without a single maturity date	214,623	215,741	29,862	30,106
Total	$426,385	$434,960	$151,110	$153,474
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
Proceeds from the sales of investment securities available for sale during the nine months ended September 30, 2016 and September 30, 2015 were $23.4 million and $112.1 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains on investments for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$—	$—	$467	$1,265
Gross realized losses	—	—	—	(442)
Other-than-temporary impairment	—	—	—	—
	—	—	467	823
Equity securities:
Gross realized gains	—	—	—	188
Gross realized losses	—	—	—	—
Other-than-temporary impairment	—	—	—	—
	—	—	—	188
Total net realized gains and losses	$—	$—	$467	$1,011

6.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2016 and December 31, 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$351	$1,023	$2,541	$237	$—	$4,152
Collectively evaluated for impairment	2,151	4,288	7,305	2,680	365	16,789
Purchased credit impaired loans	—	—	177	277	—	454
Total	$2,502	$5,311	$10,023	$3,194	$365	$21,395
Loans receivable
Individually evaluated for impairment	$3,120	$9,048	$10,845	$3,954	$—	$26,967
Collectively evaluated for impairment	118,505	467,530	992,505	477,049	36,935	2,092,524
Purchased credit impaired loans	—	150	16,296	5,895	—	22,341
Total	$121,625	$476,728	$1,019,646	$486,898	$36,935	$2,141,832

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$51	$489	$2,786	$387	$1	$—	$3,714
Collectively evaluated for impairment	1,366	4,962	5,718	3,539	408	(374)	15,619
Purchased credit impaired loans	—	—	52	42	—	—	94
Total	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Loans receivable
Individually evaluated for impairment	$3,072	$7,718	$23,697	$5,725	$26	$—	$40,238
Collectively evaluated for impairment	118,642	461,275	950,207	517,482	38,506	—	2,086,112
Purchased credit impaired loans	—	256	18,037	7,299	—	—	25,592
Total	$121,714	$469,249	$991,941	$530,506	$38,532	$—	$2,151,942
Included above as of September 30, 2016, are loans with a contractual balance of $79.7 million and a recorded balance of $76.5 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 8. “Other Assets”.
As of September 30, 2016, the purchased credit impaired loans included above are $27.1 million, net of a discount of $4.8 million.
Loans with unpaid principal in the amount of $509.8 million and $558.8 million at September 30, 2016 and December 31, 2015, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.
The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2016 and 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2016
Beginning balance	$2,354	$5,385	$10,628	$2,463	$367	$—	$21,197
Charge-offs	(140)	(520)	(29)	(195)	(42)	—	(926)
Recoveries	20	19	8	69	3	—	119
Provision	268	427	(584)	857	37	—	1,005
Ending balance	$2,502	$5,311	$10,023	$3,194	$365	$—	$21,395
2015
Beginning balance	$1,480	$5,425	$5,766	$3,224	$337	$935	$17,167
Charge-offs	—	(106)	(239)	(93)	(24)	—	(462)
Recoveries	—	10	—	10	5	—	25
Provision	154	342	1,094	1,048	66	(563)	2,141
Ending balance	$1,634	$5,671	$6,621	$4,189	$384	$372	$18,871

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2016 and 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(265)	(530)	(70)	(708)	(169)	—	(1,742)
Recoveries	27	91	188	146	17	—	469
Provision	1,323	299	1,349	(212)	108	374	3,241
Ending balance	$2,502	$5,311	$10,023	$3,194	$365	$—	$21,395
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	—	(397)	(430)	(641)	(76)	—	(1,544)
Recoveries	—	361	6	22	21	—	410
Provision	128	(73)	2,646	1,641	116	(816)	3,642
Ending balance	$1,634	$5,671	$6,621	$4,189	$384	$372	$18,871

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
Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment are based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and industrial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company’s ability to establish relationships with the largest businesses in the areas in which the Company operates. As a result, the Company may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a decline in the U.S. economy could harm or continue to harm the businesses of the Company’s commercial and industrial customers and reduce the value of the collateral securing these loans.
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

The following table sets forth information on the Company’s TDRs by class of loan occurring during the stated periods:

	Three Months Ended September 30,
	2016			2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial real estate:
Construction and development
Other	1	$1,000	$700	—	$—	$—
Residential real estate:
One- to four- family first liens
Interest rate reduction	1	290	290	1	236	236
Total	2	$1,290	$990	1	$236	$236

	Nine Months Ended September 30,
	2016			2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	1	$25	$25	—	$—	$—
Commercial real estate:
Construction and development
Other	1	1,000	700	—	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	2	394	394	1	236	236
One- to four- family junior liens
Interest rate reduction	1	71	71	—	—	—
Total	5	$1,490	$1,190	1	$236	$236
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Total	—	$—	—	$—	—	$—	—	$—
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
Although not a comprehensive list, the following are considered key factors and are evaluated with each calculation of the ALLL to determine if adjustments to historical loss rates are warranted:

•	Changes in national and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the quality and experience of lending staff and management.

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•	Changes in the volume and severity of past due loans, classified loans and non-performing loans.

•	The existence and potential impact of any concentrations of credit.

•	Changes in the nature and terms of loans such as growth rates and utilization rates.

•	Changes in the value of underlying collateral for collateral-dependent loans, considering the Company’s disposition bias.

•	The effect of other external factors such as the legal and regulatory environment.
The items listed above are used to determine the pass percentage for loans evaluated under ASC 450, and as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated special mention/watch at the time of the loss. Substandard loans carry greater risk than special mention/watch loans, and as such, this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated substandard at the time of the loss. Ongoing analysis will be performed to support these factor multiples.
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
September 30, 2016
Agricultural	$105,464	$13,019	$3,142	$—	$—	$121,625
Commercial and industrial	441,377	13,530	20,286	9	—	475,202
Credit cards	1,526	—	—	—	—	1,526
Commercial real estate:
Construction and development	121,171	2,700	2,644	—	—	126,515
Farmland	85,078	7,442	2,618	—	—	95,138
Multifamily	117,135	360	897	—	—	118,392
Commercial real estate-other	639,197	22,654	17,750	—	—	679,601
Total commercial real estate	962,581	33,156	23,909	—	—	1,019,646
Residential real estate:
One- to four- family first liens	355,615	3,165	10,827	—	—	369,607
One- to four- family junior liens	113,693	1,635	1,963	—	—	117,291
Total residential real estate	469,308	4,800	12,790	—	—	486,898
Consumer	36,750	2	144	39	—	36,935
Total	$2,017,006	$64,507	$60,271	$48	$—	$2,141,832

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2015
Agricultural	$111,361	$8,536	$1,817	$—	$—	$121,714
Commercial and industrial	436,857	12,893	17,652	10	—	467,412
Credit cards	1,354	19	4	—	—	1,377
Overdrafts	1,168	100	215	—	—	1,483
Commercial real estate:
Construction and development	114,640	2,406	3,707	—	—	120,753
Farmland	82,442	2,408	4,234	—	—	89,084
Multifamily	119,139	371	2,253	—	—	121,763
Commercial real estate-other	609,651	19,402	31,288	—	—	660,341
Total commercial real estate	925,872	24,587	41,482	—	—	991,941
Residential real estate:
One- to four- family first liens	410,143	4,813	13,042	235	—	428,233
One- to four- family junior liens	96,223	1,782	4,209	59	—	102,273
Total residential real estate	506,366	6,595	17,251	294	—	530,506
Consumer	37,184	6	278	41	—	37,509
Total	$2,020,162	$52,736	$78,699	$345	$—	$2,151,942
Included within the special mention/watch, substandard, and doubtful categories at September 30, 2016 and December 31, 2015 are purchased credit impaired loans totaling $16.8 million and $23.7 million, respectively.
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
Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,266	$1,766	$—	$1,512	$2,084	$—
Commercial and industrial	5,063	5,107	—	6,487	6,752	—
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	—	321	448	—
Farmland	2,414	2,564	—	2,711	2,870	—
Multifamily	—	—	—	1,632	1,798	—
Commercial real estate-other	2,586	2,783	—	12,230	12,642	—
Total commercial real estate	5,000	5,347	—	16,894	17,758	—
Residential real estate:
One- to four- family first liens	2,840	2,850	—	2,494	2,533	—
One- to four- family junior liens	—	—	—	1,297	1,308	—
Total residential real estate	2,840	2,850	—	3,791	3,841	—
Consumer	—	—	—	17	33	—
Total	$14,169	$15,070	$—	$28,701	$30,468	$—
With an allowance recorded:
Agricultural	$1,854	$1,858	$351	$1,560	$1,560	$51
Commercial and industrial	3,985	3,985	1,023	1,231	1,258	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	270	270	28	34	34	34
Farmland	—	—	—	69	69	3
Multifamily	159	159	41	224	224	73
Commercial real estate-other	5,416	5,416	2,472	6,476	6,478	2,676
Total commercial real estate	5,845	5,845	2,541	6,803	6,805	2,786
Residential real estate:
One- to four- family first liens	1,114	1,114	237	1,919	2,056	383
One- to four- family junior liens	—	—	—	15	15	4
Total residential real estate	1,114	1,114	237	1,934	2,071	387
Consumer	—	—	—	9	9	1
Total	$12,798	$12,802	$4,152	$11,537	$11,703	$3,714
Total:
Agricultural	$3,120	$3,624	$351	$3,072	$3,644	$51
Commercial and industrial	9,048	9,092	1,023	7,718	8,010	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction and development	270	270	28	355	482	34
Farmland	2,414	2,564	—	2,780	2,939	3
Multifamily	159	159	41	1,856	2,022	73
Commercial real estate-other	8,002	8,199	2,472	18,706	19,120	2,676
Total commercial real estate	10,845	11,192	2,541	23,697	24,563	2,786
Residential real estate:
One- to four- family first liens	3,954	3,964	237	4,413	4,589	383
One- to four- family junior liens	—	—	—	1,312	1,323	4
Total residential real estate	3,954	3,964	237	5,725	5,912	387
Consumer	—	—	—	26	42	1
Total	$26,967	$27,872	$4,152	$40,238	$42,171	$3,714

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,266	$14	$1,516	$13	$1,285	$41	$1,534	$47
Commercial and industrial	5,115	34	1,318	26	5,233	39	1,665	79
Credit cards	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	—	—	325	3	—	—	326	4
Farmland	2,414	29	2,730	35	2,426	78	2,749	93
Multifamily	—	—	1,839	26	—	—	1,849	43
Commercial real estate-other	2,594	9	12,327	147	2,865	8	12,374	250
Total commercial real estate	5,008	38	17,221	211	5,291	86	17,298	390
Residential real estate:
One- to four- family first liens	2,843	32	2,354	17	2,867	88	2,345	27
One- to four- family junior liens	—	—	773	9	—	—	775	15
Total residential real estate	2,843	32	3,127	26	2,867	88	3,120	42
Consumer	—	—	20	1	—	—	21	1
Total	$14,232	$118	$23,202	$277	$14,676	$254	$23,638	$559
With an allowance recorded:
Agricultural	$1,854	$12	$1,561	$12	$1,870	$32	$1,575	$36
Commercial and industrial	3,988	16	1,103	12	3,789	26	1,144	32
Credit cards	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	270	—	151	1	271	3	151	2
Farmland	—	—	69	1	—	—	70	2
Multifamily	159	—	158	1	158	—	160	5
Commercial real estate-other	5,416	—	431	5	5,416	—	432	13
Total commercial real estate	5,845	—	809	8	5,845	3	813	22
Residential real estate:
One- to four- family first liens	1,118	8	1,369	7	1,123	22	1,375	27
One- to four- family junior liens	—	—	15	—	—	—	15	—
Total residential real estate	1,118	8	1,384	7	1,123	22	1,390	27
Consumer	—	—	9	—	—	—	9	—
Total	$12,805	$36	$4,866	$39	$12,627	$83	$4,931	$117
Total:
Agricultural	$3,120	$26	$3,077	$25	$3,155	$73	$3,109	$83
Commercial and industrial	9,103	50	2,421	38	9,022	65	2,809	111
Credit cards	—	—	—	—	—	—	—	—
Commercial real estate:
Construction and development	270	—	476	4	271	3	477	6
Farmland	2,414	29	2,799	36	2,426	78	2,819	95
Multifamily	159	—	1,997	27	158	—	2,009	48
Commercial real estate-other	8,010	9	12,758	152	8,281	8	12,806	263
Total commercial real estate	10,853	38	18,030	219	11,136	89	18,111	412
Residential real estate:
One- to four- family first liens	3,961	40	3,723	24	3,990	110	3,720	54
One- to four- family junior liens	—	—	788	9	—	—	790	15
Total residential real estate	3,961	40	4,511	33	3,990	110	4,510	69
Consumer	—	—	29	1	—	—	30	1
Total	$27,037	$154	$28,068	$316	$27,303	$337	$28,569	$676

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at September 30, 2016 and December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
September 30, 2016
Agricultural	$376	$—	$520	$896	$120,729	$121,625
Commercial and industrial	2,204	2,264	7,435	11,903	463,299	475,202
Credit cards	—	—	—	—	1,526	1,526
Commercial real estate:
Construction and development	319	—	584	903	125,612	126,515
Farmland	—	118	167	285	94,853	95,138
Multifamily	—	90	226	316	118,076	118,392
Commercial real estate-other	1,929	182	7,049	9,160	670,441	679,601
Total commercial real estate	2,248	390	8,026	10,664	1,008,982	1,019,646
Residential real estate:
One- to four- family first liens	2,134	1,119	1,520	4,773	364,834	369,607
One- to four- family junior liens	650	94	663	1,407	115,884	117,291
Total residential real estate	2,784	1,213	2,183	6,180	480,718	486,898
Consumer	59	20	19	98	36,837	36,935
Total	$7,671	$3,887	$18,183	$29,741	$2,112,091	$2,141,832

Included in the totals above are the following purchased credit impaired loans	$779	$359	$654	$1,792	$20,878	$22,670

December 31, 2015
Agricultural	$19	$190	$169	$378	$121,336	$121,714
Commercial and industrial	1,046	710	644	2,400	465,012	467,412
Credit cards	2	17	4	23	1,354	1,377
Overdrafts	175	8	31	214	1,269	1,483
Commercial real estate:
Construction and development	—	—	415	415	120,338	120,753
Farmland	120	—	80	200	88,884	89,084
Multifamily	—	—	224	224	121,539	121,763
Commercial real estate-other	1,190	754	1,636	3,580	656,761	660,341
Total commercial real estate	1,310	754	2,355	4,419	987,522	991,941
Residential real estate:
One- to four- family first liens	2,611	1,293	1,772	5,676	422,557	428,233
One- to four- family junior liens	168	120	317	605	101,668	102,273
Total residential real estate	2,779	1,413	2,089	6,281	524,225	530,506
Consumer	62	6	17	85	37,424	37,509
Total	$5,393	$3,098	$5,309	$13,800	$2,138,142	$2,151,942

Included in the totals above are the following purchased credit impaired loans	$473	$799	$989	$2,261	$23,331	$25,592
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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$401	$—	$172	$—
Commercial and industrial	5,966	—	575	—
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	343	248	95	—
Farmland	228	—	20	80
Multifamily	226	—	224	—
Commercial real estate-other	6,994	60	1,452	—
Total commercial real estate	7,791	308	1,791	80
Residential real estate:
One- to four- family first liens	1,102	448	1,182	199
One- to four- family junior liens	105	186	281	—
Total residential real estate	1,207	634	1,463	199
Consumer	12	—	11	5
Total	$15,377	$942	$4,012	$284
Not included in the loans above as of September 30, 2016 and December 31, 2015 were purchased credit impaired loans with an outstanding balance of $2.8 million and $4.1 million, net of a discount of $0.9 million and $1.4 million, respectively.
As of September 30, 2016, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands)
Balance at beginning of period	$3,544	$1,839	$1,446	$—
Purchases	—	—	—	1,882
Accretion	(1,167)	(184)	(2,277)	(227)
Reclassification from nonaccretable difference	595	—	3,803	—
Balance at end of period	$2,972	$1,655	$2,972	$1,655

7.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the nine months ended September 30, 2016. The carrying amount of goodwill was $64.7 million at September 30, 2016 and $64.6 million at December 31, 2015. The increase of $0.1 million in goodwill was due to the finalization of merger accounting issues related to the Central merger.
In addition to goodwill, the Company recognized a $12.7 million core deposit intangible, and a $1.4 million trade name intangible in 2015 due to the Central merger.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the nine months ended September 30, 2016:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
September 30, 2016
Balance, beginning of period	$275	$10,480	$7,040	$1,203	$143	$19,141
Additions from business combination	—	—	—	—	—	—
Amortization expense	(54)	(2,791)	—	(185)	(16)	(3,046)
Balance at end of period	$221	$7,689	$7,040	$1,018	$127	$16,095

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,099)	(10,517)	—	(362)	(203)	(12,181)
Net book value	$221	$7,689	$7,040	$1,018	$127	$16,095

8.    Other Assets
The components of the Company’s other assets were as follows:

	September 30, 2016	December 31, 2015
(in thousands)
Federal Home Loan Bank Stock	$11,614	$9,832
FDIC indemnification asset, net	1,530	4,274
Prepaid expenses	2,172	2,271
Mortgage servicing rights	1,838	2,249
Federal & state income taxes receivable, current	—	1,079
Accounts receivable & other miscellaneous assets	1,731	2,104
	$18,885	$21,809

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the nine months ended September 30, 2016 or in the year ended December 31, 2015.
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

9.    Short-Term Borrowings
Short-term borrowings were as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	0.45%	$19,309	0.34%	$1,500
Securities sold under agreements to repurchase	0.22	63,469	0.31	67,463
Total	0.27%	$82,778	0.31%	$68,963
At September 30, 2016 and December 31, 2015, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.9 million as of September 30, 2016 and $11.8 million as of December 31, 2015. As of September 30, 2016 and December 31, 2015, the Bank had municipal securities pledged with a market value of $13.2 million and $13.1 million pledged, respectively, to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of September 30, 2016 and December 31, 2015, there were $19.3 million and $1.5 million of borrowings through these correspondent bank federal funds agreements, respectively.
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

On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in April 2016, and is now scheduled to mature on April 27, 2017. The Company had no balance outstanding under this agreement as of September 30, 2016.

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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2016 and December 31, 2015:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				9/30/2016
September 30, 2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,599	Three-month LIBOR + 3.50%	4.35%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,604	Three-month LIBOR + 2.15%	3.01%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.44%	12/15/2037	12/15/2012
Total	$24,743	$23,667

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2015
December 31, 2015
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,552	Three-month LIBOR + 3.50%	4.01%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,571	Three-month LIBOR + 2.15%	2.74%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.10%	12/15/2037	12/15/2012
Total	$24,743	$23,587
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

11.    Long-Term Borrowings
Long-term borrowings were as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.55%	$100,000	1.64%	$87,000
Note payable to unaffiliated bank	2.27	18,750	2.17	22,500
Total	1.66%	$118,750	1.75%	$109,500

The Company utilizes FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. As a member of the Federal Home Loan Bank of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 6 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began September 30, 2015. As of September 30, 2016, $18.8 million of that note was outstanding.

12.    Income Taxes
The income tax provisions for the three and nine months ended September 30, 2016 and 2015 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes, because of the following items:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$3,098	35.0%	$3,407	35.0%	$7,997	35.0%	$8,144	35.0%
Tax-exempt interest	(761)	(8.6)	(742)	(7.6)	(2,260)	(9.9)	(2,077)	(8.9)
Bank-owned life insurance	(114)	(1.3)	(117)	(1.2)	(363)	(1.6)	(330)	(1.4)
State income taxes, net of federal income tax benefit	398	4.5	(35)	(0.4)	1,045	4.6	478	2.1
Non-deductible acquisition expenses	18	0.2	21	0.2	71	0.3	676	2.9
General business credits	(15)	(0.2)	(423)	(4.3)	(168)	(0.7)	(439)	(1.9)
Other	5	0.1	10	0.1	6	—	(62)	(0.3)
Total income tax provision	$2,629	29.7%	$2,121	21.8%	$6,328	27.7%	$6,390	27.5%
The Company also recognized income tax expense pertaining to state franchise and income taxes payable by the Bank.

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
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$6,044	$—	$6,044	$—
State and political subdivisions	165,809	—	165,809	—
Mortgage-backed securities	43,569	—	43,569	—
Collateralized mortgage obligations	172,172	—	172,172	—
Corporate debt securities	47,366	—	47,366	—
Total available for sale debt securities	434,960	—	434,960	—
Other equity securities	1,279	1,279	—	—
Total securities available for sale	$436,239	$1,279	$434,960	$—

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Treasury securities	$6,910	$—	$6,910	$—
U.S. Government agencies and corporations	26,653	—	26,653	—
State and political subdivisions	183,384	—	183,384	—
Mortgage-backed securities	57,062	—	57,062	—
Collateralized mortgage obligations	106,404	—	106,404	—
Corporate debt securities	45,566	—	45,566	—
Total available for sale debt securities	425,979	—	425,979	—
Other equity securities	1,262	1,262	—	—
Total securities available for sale	$427,241	$1,262	$425,979	$—

There were no transfers of assets between levels of the fair value hierarchy during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.
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
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2016 and December 31, 2015, as more fully described above.

	Fair Value Measurement at September 30, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$7,017	$—	$—	$7,017
Other real estate owned	$3,452	$—	$—	$3,452

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$23,812	$—	$—	$23,812
Other real estate owned	$8,834	$—	$—	$8,834
The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2016 and December 31, 2015. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of the Bank. Neither of these components has been given consideration in the presentation of fair values below.

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$51,958	$51,958	$51,958	$—	$—
Investment securities:
Available for sale	436,239	436,239	1,279	434,960	—
Held to maturity	151,110	153,474	—	153,474	—
Total investment securities	587,349	589,713	1,279	588,434	—
Loans held for sale	2,742	2,786	—	—	2,786
Loans, net	2,120,437	2,122,937	—	2,122,937	—
Accrued interest receivable	13,139	13,139	13,139	—	—
Federal Home Loan Bank stock	11,614	11,614	—	11,614	—
Financial liabilities:
Deposits:
Non-interest bearing demand	493,820	493,820	493,820	—	—
Interest-bearing checking	1,114,536	1,114,536	1,114,536	—	—
Savings	196,426	196,426	196,426	—	—
Certificates of deposit under $100,000	332,194	332,351	—	332,351	—
Certificates of deposit $100,000 and over	308,956	309,792	—	309,792	—
Total deposits	2,445,932	2,446,925	1,804,782	642,143	—
Federal funds purchased and securities sold under agreements to repurchase	82,778	82,778	82,778	—	—
Federal Home Loan Bank borrowings	100,000	101,019	—	101,019	—
Junior subordinated notes issued to capital trusts	23,667	19,139	—	19,139	—
Long-term debt	18,750	18,750	—	18,750	—
Accrued interest payable	1,552	1,552	1,552	—	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,097	$47,097	$47,097	$—	$—
Investment securities:
Available for sale	427,241	427,241	1,262	425,979	—
Held to maturity	118,423	118,234	—	118,234	—
Total investment securities	545,664	545,475	1,262	544,213	—
Loans held for sale	3,187	3,262	—	—	3,262
Loans, net	2,132,515	2,132,009	—	2,132,009	—
Accrued interest receivable	13,736	13,736	13,736	—	—
Federal Home Loan Bank stock	9,832	9,832	—	9,832	—
Financial liabilities:
Deposits:
Non-interest bearing demand	559,586	559,586	559,586	—	—
Interest-bearing checking	1,064,350	1,064,350	1,064,350	—	—
Savings	189,489	189,489	189,489	—	—
Certificates of deposit under $100,000	348,268	346,875	—	346,875	—
Certificates of deposit $100,000 and over	301,828	301,521	—	301,521	—
Total deposits	2,463,521	2,461,821	1,813,425	648,396	—
Federal funds purchased and securities sold under agreements to repurchase	68,963	68,963	68,963	—	—
Federal Home Loan Bank borrowings	87,000	86,817	—	86,817	—
Junior subordinated notes issued to capital trusts	23,587	18,611	—	18,611	—
Long-term debt	22,500	22,500	—	22,500	—
Accrued interest payable	1,507	1,507	1,507	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at September 30, 2016, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2016	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$7,017	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$3,452	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

15.    Branch Sale
On May 9, 2016, the Bank entered into an agreement to sell its Davenport, Iowa branch to CBI Bank and Trust (“CBI Bank”) headquartered in Muscatine, Iowa, a unit of Central Bancshares, Inc. of Muscatine, Iowa. CBI Bank assumed approximately $12.0 million in deposits and $33.0 million in loans on the sale completion date of August 5, 2016, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statement of Operations in Other gain (loss).

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force. The new guidance addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The update applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted, and the Company has elected to adopt the guidance effective September 30, 2016.

17.    Contingency
In the second quarter of 2012, the Bank, terminated its non-contributory defined benefit pension plan. In the normal course of business, the termination of the plan is subject to audit by the Pension Benefit Guaranty Corporation (PBGC), which may result in additional distribution of assets to participants. The Bank has received an initial summary of audit findings and is requesting reconsideration of this initial determination.  In addition, the Bank has identified a potential inadvertent drafting issue with the wording of the plan amendment adopted by the Bank in 2005.The Bank has evaluated the likelihood of a potential future liability relating to this amendment issue and determined that while future liability is possible, the amount of the liability cannot be reasonably estimated at this time. As such, no liability relating to this matter has been recorded in the financial statements for the third quarter of 2016.

18.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2016, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2016 have been recognized in the consolidated financial statements for the three and nine months ended September 30, 2016. Events or transactions that provided evidence about conditions that did not exist at September 30, 2016, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three and nine months ended September 30, 2016.
On October 11, 2016, the board of directors of the Company declared a cash dividend of $0.16 per share payable on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the Upper Midwest through its bank subsidiary, MidWestOne Bank. The Bank has office locations in central and east-central Iowa, the Twin Cities area of Minnesota, Wisconsin, and Florida. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of MidWestOne Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers. MidWestOne Insurance Services, Inc., also a wholly-owned subsidiary of the Company, provides personal and business insurance services in Iowa.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as our 2015 Annual Report on Form 10-K. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015
Summary
For the quarter ended September 30, 2016, we earned net income of $6.2 million, which was a decrease of $1.4 million from $7.6 million for the quarter ended September 30, 2015. Basic and diluted earnings per common share for the third quarter of 2016 were $0.54 for both, versus $0.67 for both for the third quarter of 2015. After excluding the effects of $0.2 million ($0.1 million after tax) of expenses related to the merger of MidWestOne Bank with Central Bank, adjusted diluted earnings per share for the third quarter of 2016 were $0.55, versus $0.68 diluted earnings per share after excluding $0.2 million ($0.2 million after tax) of expenses related to the merger with Central in the third quarter of 2015. Our annualized Return on Average Assets (“ROAA”) for the third quarter of 2016 was 0.83% compared with a ROAA of 1.03% for the same period in 2015. Our annualized Return on Average Shareholders’ Equity (“ROAE”) was 8.06% for the three months ended September 30, 2016 compared with 10.55% for the three months ended September 30, 2015. The annualized Return on Average Tangible Equity (“ROATE”) was 12.07% for the third quarter of 2016 compared with 15.76% for the same period in 2015.
The following table presents selected financial results and measures as of and for the quarters ended September 30, 2016 and 2015.

	As of and for the Three Months Ended September 30,
(dollars in thousands)	2016	2015
Net Income	$6,222	$7,615
Average Assets	2,995,521	2,926,612
Average Shareholders’ Equity	307,005	286,256
Return on Average Assets* (ROAA)	0.83%	1.03%
Return on Average Shareholders’ Equity* (ROAE)	8.06	10.55
Return on Average Tangible Equity* (ROATE)	12.07	15.76
Total Equity to Assets (end of period)	10.31	9.75
Tangible Equity to Tangible Assets (end of period)	7.94	7.33
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2016	2015
Net Income:
Net income	$6,222	$7,615
Plus: Intangible amortization, net of tax (1)	631	520
Adjusted net income	$6,853	$8,135
Average Tangible Equity:
Average total shareholders’ equity	$307,005	$286,256
Less: Average intangibles, net of amortization	(81,212)	(81,486)
Average tangible equity	$225,793	$204,770
ROATE (annualized)	12.07%	15.76%
Net Income:
Net income	$6,222	$7,615
Plus: Merger-related expenses	182	225
Net tax effect of merger-related expenses(2)	(51)	(57)
Net income exclusive of merger-related expenses	$6,353	$7,783
Diluted average number of shares	11,461,108	11,434,186
Earnings Per Common Share-Diluted	$0.54	$0.67
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.55	$0.68
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.
Adjusted Noninterest Income:
Noninterest income	$5,714	$5,460
Less: Impairment losses on investment securities, net	—	—
Gain (loss) on sale of available for sale securities	—	—
Gain (loss) on sale of premises and equipment	(37)	(5)
Other gain (loss)	306	29
Adjusted noninterest income	$5,445	$5,436
Total Revenue:
Net interest income	$24,581	$26,759
Plus: Noninterest income	5,714	5,460
Less: Impairment losses on investment securities, net	—	—
Gain (loss) on sale of available for sale securities	—	—
Gain (loss) on sale of premises and equipment	(37)	(5)
Other gain (loss)	306	29
Total Revenue	$30,026	$32,195
Adjusted Noninterest Income as a Percentage of Total Revenue	18.1%	16.9%

	As of September 30,
(dollars in thousands)	2016	2015
Tangible Equity:
Total shareholders’ equity	$309,584	$290,666
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,327)	(77,761)
Tangible equity	$232,257	$212,905
Tangible Assets:
Total assets	$3,001,974	$2,981,840
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,327)	(77,761)
Tangible assets	$2,924,647	$2,904,079
Tangible Equity/Tangible Assets	7.94%	7.33%

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
Net interest income of $24.6 million for the third quarter of 2016 decreased $2.2 million, or 8.1%, from $26.8 million for the third quarter of 2015, primarily due to a decrease of $2.1 million, or 7.0%, in interest income. A decrease in the merger-related discount accretion to $0.6 million for the third quarter of 2016 compared to $1.7 million for the third quarter of 2015, and generally lower rates being received on new loans, partially offset by an increase in average loan balances, resulted in loan interest income declining $2.4 million, or 8.8%, to $24.3 million for the third quarter of 2016 compared to the third quarter of 2015. Income from investment securities was $3.5 million for the third quarter of 2016, up from $3.3 million for the third quarter of 2015, which resulted from an increase of $19.3 million in the average balance, along with an increase of 6 basis points in the yield of investment securities between the two comparable periods.
Interest expense increased $0.1 million, or 2.5%, to $3.3 million for the third quarter of 2016, compared to $3.2 million for the same period in 2015, primarily due to an increase in both the average balance and rate of FHLB borrowings. This increase was partially offset by decreases in the cost of interest on most other categories of interest-bearing liabilities. The decline in the cost of interest-bearing deposits was despite a decrease in the merger-related amortization of the purchase accounting premium on certificates of deposit, from $0.4 million for the third quarter of 2015, to $0.2 million for the same period of 2016. Amortization of the purchase accounting premium on certificates of deposit acts to decrease deposit interest expense.
Our net interest margin on a tax-equivalent basis for the third quarter of 2016 declined to 3.72% compared with the net interest margin of 4.14% for the third quarter of 2015. Net interest margin is a measure of the net return on earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total earning assets for the period. Our overall yield on earning assets decreased to 4.20% for the third quarter of 2016 from 4.62% for the third quarter of 2015. This decline was due primarily to a lower yield received on loans, and the effect of lower merger-related discount accretion in the third quarter of 2016 compare to the third quarter of 2015. The average cost of interest-bearing liabilities was the same in the third quarter of 2016, at 0.61%, as for the third quarter of 2015.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended September 30, 2016 and 2015. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or rates. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,150,195	$24,775	4.58%	$2,124,037	$27,090	5.06%
Investment securities:
Taxable investments	360,550	2,088	2.30	355,432	1,914	2.14
Tax exempt investments (2)	191,253	2,133	4.44	177,059	2,087	4.68
Total investment securities	551,803	4,221	3.04	532,491	4,001	2.98
Federal funds sold and interest-bearing balances	52,121	66	0.50	15,994	13	0.32
Total interest-earning assets	$2,754,119	$29,062	4.20%	$2,672,522	$31,104	4.62%

Cash and due from banks	35,287			43,145
Premises and equipment	75,882			73,364
Allowance for loan losses	(21,609)			(17,519)
Other assets	151,842			155,100
Total assets	$2,995,521			$2,926,612

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,292,623	$860	0.26%	$1,210,924	$754	0.25%
Certificates of deposit	653,462	1,614	0.98	678,470	1,731	1.01
Total deposits	1,946,085	2,474	0.51	1,889,394	2,485	0.52
Federal funds purchased and repurchase agreements	67,591	41	0.24	70,140	70	0.40
Federal Home Loan Bank borrowings	106,239	469	1.76	81,869	334	1.62
Long-term debt and other	45,127	326	2.87	50,307	341	2.69
Total borrowed funds	218,957	836	1.52	202,316	745	1.46
Total interest-bearing liabilities	$2,165,042	$3,310	0.61%	$2,091,710	$3,230	0.61%

Net interest spread(2)			3.59%			4.01%

Demand deposits	502,611			535,379
Other liabilities	20,863			16,267
Shareholders’ equity	307,005			286,256
Total liabilities and shareholders’ equity	$2,995,521			$2,929,612

Interest income/earning assets (2)	$2,754,119	$29,062	4.20%	$2,672,522	$31,104	4.62%
Interest expense/earning assets	$2,754,119	$3,310	0.48%	$2,672,522	$3,230	0.48%
Net interest margin (2)(4)		$25,752	3.72%		$27,874	4.14%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$432			$393
Securities		739			722
Total tax equivalent adjustment		1,171			1,115
Net Interest Income		$24,581			$26,759

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended September 30, 2016, compared to the same period in 2015, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2016 Compared to 2015 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$2,077	$(4,392)	$(2,315)
Investment securities:
Taxable investments	28	146	174
Tax exempt investments	546	(500)	46
Total investment securities	574	(354)	220
Federal funds sold and interest-bearing balances	42	11	53
Change in interest income	2,693	(4,735)	(2,042)
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	67	39	106
Certificates of deposit	(65)	(52)	(117)
Total deposits	2	(13)	(11)
Federal funds purchased and repurchase agreements	(2)	(27)	(29)
Federal Home Loan Bank borrowings	105	30	135
Other long-term debt	(119)	104	(15)
Total borrowed funds	(16)	107	91
Change in interest expense	(14)	94	80
Increase in net interest income	$2,707	$(4,829)	$(2,122)
Percentage decrease in net interest income over prior period			(7.6)%
Interest income and fees on loans on a tax-equivalent basis in the third quarter of 2016 decreased $2.3 million, or 8.5%, compared with the same period in 2015. This decrease includes the effect of the merger-related discount accretion of $0.6 million on loans for the third quarter of 2016 compared to $1.7 million of merger-related discount accretion for the third quarter of 2015. Average loans were $26.2 million, or 1.2%, higher in the third quarter of 2016 compared with the third quarter of 2015, due primarily to the origination of new loans (primarily commercial real estate and agricultural), and despite the loss of approximately $33.0 million of loans due to the sale of the Company’s Davenport, Iowa branch in early August 2016. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The decrease in interest income on loans was primarily the result of a decrease in the average yield on loans from 5.06% in the third quarter of 2015 to 4.58% in the third quarter of 2016, which was primarily attributable to purchase accounting adjustments, partially offset by the higher average balances in the loan portfolio.
Interest income on investment securities on a tax-equivalent basis totaled $4.2 million in the third quarter of 2016 compared with $4.0 million for the same period of 2015, including $0.1 million of purchase accounting premium amortization expense in both the 2015 and 2016 periods. The tax-equivalent yield on our investment portfolio in the third quarter of 2016 increased to 3.04% from 2.98% in the comparable period of 2015. The average balance of investments in the third quarter of 2016 was $551.8 million compared with $532.5 million in the third quarter of 2015, an increase of $19.3 million, or 3.6%. The increase in average balance resulted primarily from deploying excess cash available at the end of the prior quarter into new investments.
Interest expense on deposits was generally unchanged in the third quarter of 2016 compared with the same period in 2015 at $2.5 million for both periods. While the Company experienced an increase in average balances of interest-bearing deposits for the third quarter of 2016 of $56.7 million compared with the same period in 2015, this increase was offset by the weighted average rate paid on interest-bearing deposits declining to 0.51% in the third quarter of 2016, compared with 0.52% in the third quarter of 2015. This decrease includes the effect of the merger-related premium amortization of $0.2 million on certificates of deposit for the third quarter of 2016 compared with $0.4 million for the same period in 2015. The premium amortization acts to decrease deposit interest expense.
Interest expense on borrowed funds of $0.8 million in the third quarter of 2016 was an increase of $0.1 million, or 12.2%, compared with $0.7 million for the same period in 2015. Average borrowed funds for the third quarter of 2016 were $16.6 million higher compared with the same period in 2015. This increase was primarily due to the $24.4 million increase in the average level of FHLB borrowing. The weighted average rate on borrowed funds increased to 1.52% for the third quarter of 2016 compared with 1.46% for the third quarter of 2015, primarily reflecting the increased cost of FHLB borrowings.
Provision for Loan Losses
The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses in the loan portfolio. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.
We recorded a provision for loan losses of $1.0 million in the third quarter of 2016, a decrease of $1.1 million, from $2.1 million in the third quarter of 2015. The higher provision expense in 2015 was primarily due to the greater volume of acquired loans coming out of purchase accounting and moving into the Company’s standard allowance for loan loss methodology. Net loans charged off in the third quarter of 2016 totaled $0.8 million, compared to $0.4 million net loans charged off in the third quarter of 2015. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2016; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
Sensitive assets include nonaccrual loans, loans on the Bank’s watch loan reports and other loans identified as having higher potential for loss. We review sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in the valuation of underlying collateral in order to estimate probable losses. We also periodically review a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.
Noninterest Income

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,306	$1,428	$(122)	(8.5)%
Service charges and fees on deposit accounts	1,346	1,297	49	3.8
Loan origination and servicing fees	1,162	1,025	137	13.4
Other service charges and fees	1,307	1,342	(35)	(2.6)
Bank-owned life insurance income	324	344	(20)	(5.8)
Loss on sale of premises and equipment	(37)	(5)	(32)	NM
Other gain (loss)	306	29	277	NM
Total noninterest income	$5,714	$5,460	$254	4.7%
Noninterest income as a % of total revenue*	18.1%	16.9%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income for the third quarter of 2016 increased to $5.7 million, up $0.2 million, or 4.7%, from $5.5 million in the third quarter of 2015. The greatest increase was in other gain (loss), which increased $0.3 million to a $0.3 million gain for the third quarter of 2016, compared to a negligible gain for the third quarter of 2015. Other gain (loss) represents gains and losses on other real estate owned, repossessed assets, and branch banking offices. The third quarter of 2016 reflects a net gain on other real estate owned of $0.1 million, a write down of other real estate owned of $0.5 million, and a net gain on the sale of the Bank’s Davenport, Iowa branch of $0.7 million, while the third quarter of 2015 included a small net gain on other real estate owned. These items were previously classified as other service charges and fees and have now been broken out to provide additional transparency. Loan origination and servicing fees increased from $1.0 million for the third quarter of 2015 to $1.2 million for the third quarter of 2016. These increases were partially offset by a decrease in trust, investment and insurance fees of $0.1 million, or 8.5%, from $1.4 million for the third quarter of 2015 to $1.3 million for the third quarter of 2016.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended September 30, 2016, noninterest income comprised 18.1% of total revenues, compared with 16.9% for the same period in 2015. With the recent merger of Central Bank into MidWestOne Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$11,641	$12,191	$(550)	(4.5)%
Net occupancy and equipment expense	3,293	2,719	574	21.1
Professional fees	1,014	959	55	5.7
Data processing expense	599	928	(329)	(35.5)
FDIC insurance expense	412	431	(19)	(4.4)
Amortization of intangible assets	970	800	170	21.3
Other operating expense	2,510	2,314	196	8.5
Total noninterest expense	$20,439	$20,342	$97	0.5%
Noninterest expense for the third quarter of 2016 was $20.4 million, up $0.1 million, or 0.5%, from the third quarter of 2015. Net occupancy and equipment expense increased $0.6 million, or 21.1%, from $2.7 million for the third quarter of 2015 to $3.3 million for the third quarter of 2016 due to the additional depreciation expense associated with the completion of the Company’s new operations center and remodeling of its corporate headquarters. Other operating expense for the third quarter of 2016 increased $0.2 million, or 8.5%, compared with the third quarter of 2015, and amortization of intangible assets expense increased from $0.8 million for the third quarter of 2015 to $1.0 million for the third quarter of 2016. These increases were partially offset by a decrease in salaries and employee benefits of $0.6 million, or 4.5%, and a decrease in data processing fees of $0.3 million, or 35.5%, both due to merger-related cost savings. Merger-related expenses in the third quarter of 2016 were $0.2 million ($0.1 million after tax) relating to the merger of MidWestOne Bank and Central Bank, compared to $0.2 million ($0.2 million after tax) in the third quarter of 2015 relating to the holding company merger. The majority of the third quarter 2016 merger expenses were comprised of data processing expenses from bills received in the third quarter of 2016 relating to the bank merger, which were $0.1 million for the third quarter of 2016 compared to no merger-related data processing expenses in the third quarter of 2015. Merger-related professional fees expense decreased $0.1 million, or 90.7%, for the third quarter of 2016, compared with the third quarter of 2015.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 29.7% for the third quarter of 2016, which was higher than the effective tax rate of 21.8% for the third quarter of 2015. Income tax expense was $2.6 million in the third quarter of 2016 compared to $2.1 million for the same period of 2015. The primary reason for the increase in income tax expense was the partial recognition of rehabilitation and historic tax credits on the Company’s headquarters building in the amount of $1.3 million in the third quarter of 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and September 30, 2015
Summary
For the nine months ended September 30, 2016, we earned net income of $16.5 million, compared with $16.9 million for the nine months ended September 30, 2015, a decrease of 2.1%. The decrease in net income was due primarily to increased noninterest expense during the first nine months 2016 compared to the first nine months of 2015, which included only five months of post-merger operations. Basic and diluted earnings per common share for the first nine months of 2016 were $1.45 and $1.44, respectively, versus $1.69 and $1.68, respectively, for the first nine months of 2015. After excluding the effects of $4.2 million ($2.6 million after tax) of expenses related to the merger with Central Bank, adjusted diluted earnings per share for the nine months ended September 30, 2016 were $1.67, compared to $1.97, after excluding $3.4 million ($2.9 million after tax) of expenses related to the merger with Central, for the same period last year. Our annualized ROAA for the first nine months of 2016 was 0.74% compared with 0.85% for the same period in 2015. Our annualized ROAE was 7.28% for the nine months ended September 30, 2016 versus 9.29% for the nine months ended September 30, 2015. The annualized ROATE was 11.19% for the first nine months of 2016 compared with 13.52% for the same period in 2015.

The following table presents selected financial results and measures as of and for the nine months ended September 30, 2016 and 2015.

	As of and for the Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Net Income	$16,521	$16,880
Average Assets	2,984,220	2,640,774
Average Shareholders’ Equity	303,146	242,872
Return on Average Assets* (ROAA)	0.74%	0.85%
Return on Average Shareholders’ Equity* (ROAE)	7.28	9.29
Return on Average Tangible Equity* (ROATE)	11.19	13.52
Total Equity to Assets (end of period)	10.31	9.75
Tangible Equity to Tangible Assets (end of period)	7.94	7.33
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our ROATE and the ratio of our tangible equity to tangible assets. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2016	2015
Net Income:
Net income	$16,521	$16,880
Plus: Intangible amortization, net of tax (1)	1,980	1,388
Adjusted net income	$18,501	$18,268
Average Tangible Equity:
Average total shareholders’ equity	$303,146	$242,872
Less: Average intangibles, net of amortization	(82,237)	(62,204)
Average tangible equity	$220,909	$180,668
ROATE (annualized)	11.19%	13.52%
Net Income:
Net income	$16,521	$16,880
Plus: Merger-related expenses	4,162	3,402
Net tax effect of merger-related expenses(2)	(1,544)	(514)
Net income exclusive of merger-related expenses	$19,139	$19,768
Diluted average number of shares	11,451,958	10,038,093
Earnings Per Common Share-Diluted	$1.44	$1.68
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$1.67	$1.97
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

	For the Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Adjusted Noninterest Income:
Noninterest income	$17,714	$14,555
Less: Impairment losses on investment securities, net	—	—
Gain (loss) on sale of available for sale securities	467	1,011
Gain (loss) on sale of premises and equipment	(53)	(15)
Other gain (loss)	1,378	(396)
Adjusted noninterest income	$15,922	$13,955
Total Revenue:
Net interest income	$75,076	$63,724
Plus: Noninterest income	17,714	14,555
Less: Impairment losses on investment securities, net	—	—
Gain (loss) on sale of available for sale securities	467	1,011
Gain (loss) on sale of premises and equipment	(53)	(15)
Other gain (loss)	1,378	(396)
Total Revenue	$90,998	$77,679
Adjusted Noninterest Income as a Percentage of Total Revenue	17.5%	18.0%

	As of September 30,
(dollars in thousands)	2016	2015
Tangible Equity:
Total shareholders’ equity	$309,584	$290,666
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,327)	(77,761)
Tangible equity	$232,257	$212,905
Tangible Assets:
Total assets	$3,001,974	$2,981,840
Less: Intangible assets, net of amortization and associated deferred tax liability	(77,327)	(77,761)
Tangible assets	$2,924,647	$2,904,079
Tangible Equity/Tangible Assets	7.94%	7.33%

Net Interest Income
Our net interest income for the nine months ended September 30, 2016 was $75.1 million, up $11.4 million, or 17.8%, from $63.7 million for the nine months ended September 30, 2015, primarily due to an increase of $12.8 million, or 17.8%, in interest income. Loan interest income increased $13.1 million, or 21.5%, to $74.1 million for the first nine months of 2016 compared to the first nine months of 2015, primarily due to the merger-related increase in average loan balances of $305.0 million, or 16.4%, between the two periods, and despite the effect of a decrease in the merger-related discount accretion to $2.4 million for the nine months ended September 30, 2016, compared to $3.0 million for the nine months ended September 30, 2015. Interest income on investment securities increased $0.3 million, or 3.1%, to $10.2 million for the first nine months of 2016 compared to the first nine months of 2015 primarily due to an increase of 13 basis points on the portfolio’s yield, somewhat offset by a decrease of $7.4 million in the average balance between the comparative periods. There was no income from loan pool participations in the first nine months of 2016 compared to $0.8 million of income in the first nine months of 2015, as the Company sold its remaining loan pool participations in June 2015.
Total interest expense was $9.3 million for the nine months ended September 30, 2016, an increase of $1.4 million, or 17.7%, compared to the first nine months of 2015. Interest expense on deposits increased $0.9 million, or 16.2%, to $6.8 million for the nine months ended September 30, 2016 (including $0.8 million in merger-related amortization of the purchase accounting premium on certificates of deposit), compared to $5.9 million (including $1.0 million in merger-related amortization) for the nine months ended September 30, 2015.
Our net interest margin on a tax-equivalent basis for the first nine months of 2016 increased to 3.83% compared with the net interest margin of 3.69% for the first nine months of 2015. Net interest margin is a measure of the net return on earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total earning assets for the period. Our overall yield on earning assets was 4.29% for the first nine months of 2016, an increase of 16 basis points compared to the first nine months of 2015. This increase was despite the inclusion of $2.4 million of merger-related discount accretion income for loans in the first nine months of 2016, compared to $3.0 million of discount for the first nine months of 2015. The average cost of interest-bearing liabilities increased in the first nine months of 2016 to 0.58% from 0.56% for the first nine months of 2015, due primarily to the higher cost of obtaining deposits during the period and increased rates on FHLB borrowings, despite the inclusion of $0.8 million of merger-related amortization of the purchase accounting premium on certificates of deposit in the first nine months of 2016, compared to $1.0 million of such amortization for the first nine months of 2015.
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the nine months ended September 30, 2016 and 2015. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,164,740	$75,379	4.65%	$1,859,735	$62,037	4.46%
Loan pool participations (4)	—	—	—	13,413	798	7.95
Investment securities:
Taxable investments	341,621	5,924	2.32	359,475	5,721	2.13
Tax exempt investments (2)	189,712	6,504	4.58	179,297	6,341	4.73
Total investment securities	531,333	12,428	3.12	538,772	12,062	2.99
Federal funds sold and interest-bearing balances	40,813	145	0.47	16,025	29	0.24
Total interest-earning assets	$2,736,886	$87,952	4.29%	$2,427,945	$74,926	4.13%

Cash and due from banks	37,120			36,714
Premises and equipment	76,247			62,528
Allowance for loan losses	(20,736)			(18,461)
Other assets	154,703			132,048
Total assets	$2,984,220			$2,640,774

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,270,067	$2,562	0.27%	$1,076,323	$2,031	0.25%
Certificates of deposit	650,176	4,260	0.88	632,419	3,841	0.81
Total deposits	1,920,243	6,822	0.47	1,708,742	5,872	0.46
Federal funds purchased and repurchase agreements	74,006	151	0.27	69,077	157	0.30
Federal Home Loan Bank borrowings	106,909	1,387	1.73	86,797	1,086	1.67
Long-term debt and other	46,452	978	2.81	37,658	817	2.90
Total borrowed funds	227,367	2,516	1.48	193,532	2,060	1.42
Total interest-bearing liabilities	$2,147,610	$9,338	0.58%	$1,902,274	$7,932	0.56%

Net interest spread(2)			3.71%			3.57%

Demand deposits	514,991			450,219
Other liabilities	18,473			45,409
Shareholders’ equity	303,146			242,872
Total liabilities and shareholders’ equity	$2,984,220			$2,640,774

Interest income/earning assets (2)	$2,736,886	$87,952	4.29%	$2,427,945	$74,926	4.13%
Interest expense/earning assets	$2,736,886	$9,338	0.46%	$2,427,945	$7,932	0.44%
Net interest margin (2)(5)		$78,614	3.83%		$66,994	3.69%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,285			$1,078
Securities		2,253			2,192
Total tax equivalent adjustment		3,538			3,270
Net Interest Income		$75,076			$63,724

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the nine months ended September 30, 2016, compared to the same period in 2015, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2016 Compared to 2015 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$10,591	$2,751	$13,342
Loan pool participations	(399)	(399)	(798)
Investment securities:
Taxable investments	(416)	619	203
Tax exempt investments	453	(290)	163
Total investment securities	37	329	366
Federal funds sold and interest-bearing balances	72	44	116
Change in interest income	10,301	2,725	13,026
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	368	163	531
Certificates of deposit	103	316	419
Total deposits	471	479	950
Federal funds purchased and repurchase agreements	15	(21)	(6)
Federal Home Loan Bank borrowings	261	40	301
Other long-term debt	202	(41)	161
Total borrowed funds	478	(22)	456
Change in interest expense	949	457	1,406
Change in net interest income	$9,352	$2,268	$11,620
Percentage change in net interest income over prior period			17.3%
Interest income and fees on loans on a tax-equivalent basis increased $13.3 million, or 21.5%, in the first nine months of 2016 compared to the same period in 2015. This increase reflects the effect of the merger-related discount accretion for loans of $2.4 million in the first nine months of 2016, compared to $3.0 million of discount accretion in the first nine months of 2015. The increased income is mainly due to an increase in average loans balances of $305.0 million, or 16.4%, in the first nine months of 2016 compared to the same period in 2015, primarily resulting from the merger. The yield on loans increased from 4.46% in the first nine months of 2015 to 4.65% in the same period of 2016. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest and discount income on loan pool participations was nothing for the first nine months of 2016, a decrease of $0.8 million compared to the first nine months of 2015. The Company sold its remaining loan pool participations in the second quarter of 2015.
Interest income on investment securities on a tax-equivalent basis totaled $12.4 million in the first nine months of 2016 compared with $12.1 million for the same period of 2015, reflecting $0.2 million of purchase accounting premium amortization expense in the first nine months of 2016 compared to $0.2 million of purchase accounting premium amortization in the first nine months of 2015. The tax-equivalent yield on our investment portfolio for the first nine months of 2016 increased to 3.12% from

2.99% in the comparable period of 2015, with the first nine months of 2016 yield including 7 basis points of decrease attributable to purchase accounting. The average balance of investments in the first nine months of 2016 was $531.3 million compared with $538.8 million in the first nine months of 2015, a decrease of $7.4 million, or 1.4%.
Interest expense on deposits was $6.8 million for the first nine months of 2016 compared with $5.9 million for the same period in 2015. This increase was in part due to average interest-bearing deposits for the first nine months of 2016 increasing $211.5 million, or 12.4%, compared with the same period in 2015, due primarily to the merger.
The weighted average rate paid on interest-bearing deposits was 0.47% for the first nine months of 2016 compared with 0.46% for the first nine months of 2015. This increase reflects the merger-related amortization of the purchase accounting premium on certificates of deposit in the amount of $0.8 million for the first nine months of 2016 compared with $1.0 million for the first nine months of 2015. The impact of the amortization in 2016 was to reduce the average cost of deposits by 6 basis points.
Interest expense on borrowed funds in the first nine months of 2016 was $2.5 million, compared with $2.1 million for the same period in 2015. Average borrowed funds for the first nine months of 2016 were $33.8 million higher compared with the same period in 2015. This increase was primarily due to the borrowing of $25.0 million in new long-term debt as well as $21.6 million of subordinated notes assumed in the merger during the second quarter of 2015, and the $20.1 million increase in the average level of FHLB borrowings for the first nine months of 2016 compared to the first nine months of 2015. The weighted average rate on borrowed funds increased to 1.48% for the first nine months of 2016 compared with 1.42% for the first nine months of 2015, reflecting the increased cost of new debt relative to that of pre-merger debt.
Provision for Loan Losses
We recorded a provision for loan losses of $3.2 million in the first nine months of 2016, $0.4 million, or 11.0%, less than the $3.6 million provision in the first nine months of 2015. The decreased provision is primarily due to the lower level of loans moving from the purchased accounting portfolio to the Company’s standard allowance for loan loss methodology. Net loans charged off in the first nine months of 2016 totaled $1.3 million compared with $1.1 million in the first nine months of 2015.
Noninterest Income

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$4,244	$4,642	$(398)	(8.6)%
Service charges and fees on deposit accounts	3,887	3,098	789	25.5
Loan origination and servicing fees	2,636	2,096	540	25.8
Other service charges and fees	4,115	3,155	960	30.4
Bank-owned life insurance income	1,040	964	76	7.9
Gain on sale or call of available for sale securities	467	1,011	(544)	(53.8)
Loss on sale of premises and equipment	(53)	(15)	(38)	NM
Other gain (loss)	1,378	(396)	1,774	NM
Total noninterest income	$17,714	$14,555	$3,159	21.7%
Adjusted noninterest income as a % of total revenue*	17.5%	18.0%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income rose to $17.7 million for the first nine months of 2016, an increase of $3.2 million, or 21.7%, from $14.6 million during the same period of 2015. The greatest increase for the nine months ended September 30, 2016, was in other gain (loss), which increased $1.8 million to a gain of $1.4 million for the nine months ended September 30, 2016, compared to a loss of $0.4 million for the nine months ended September 30, 2015. The first nine months of 2016 reflect a net gain on other real estate owned of $0.8 million, and a net gain on the sales of the Rice Lake and Barron, Wisconsin and Davenport, Iowa branches of $1.2 million. The first nine months of 2015 included a net loss on other real estate owned of $0.4 million, due primarily the sale of the loan pool participations in June 2015. Other service charges and fees rose from $3.2 million for the nine months ended September 30, 2015, to $4.1 million for the nine months ended September 30, 2016, an increase of $0.9 million, or 30.4%. Another significant contributor to the overall increase in noninterest income was service charges and fees on deposit accounts, which increased $0.8 million to $3.9 million for the first nine months of 2016, compared with $3.1 million for the same period of 2015. Loan origination and servicing fees in the first nine months of 2016 increased $0.5 million, or 25.8%, from $2.1 million for the same period in 2015. These increases were partially offset by decreased gains on the sale of available for sale securities of $0.5 million between the nine months ended September 30, 2016 and the same period of 2015. In addition, trust, investment, and insurance fees also decreased to $4.2 million for the first nine months of 2016, a decline of $0.4 million, or 8.6%, from $4.6 million for the same period in 2015.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the nine months ended September 30, 2016, noninterest income comprised 17.5% of total revenues, compared with 18.0% for the same period in 2015. With the recent merger of Central Bank into MidWestOne Bank, management expects to see gradual improvement in this ratio in future periods.
Noninterest Expense

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$37,607	$29,054	$8,553	29.4%
Net occupancy and equipment expense	9,870	6,585	3,285	49.9
Professional fees	3,181	3,868	(687)	(17.8)
Data processing expense	3,981	2,028	1,953	96.3
FDIC insurance expense	1,231	1,058	173	16.4
Amortization of intangible assets	3,046	2,136	910	42.6
Other operating expense	7,784	6,638	1,146	17.3
Total noninterest expense	$66,700	$51,367	$15,333	29.8%
Noninterest expense increased to $66.7 million for the nine months ended September 30, 2016 compared with $51.4 million for the nine months ended September 30, 2015, an increase of $15.3 million, or 29.8%. All categories of noninterest expense increased for the nine months ended September 30, 2016, with the exception of professional fees, which decreased $0.7 million, or 17.8%, due to lower merger-related professional fee expenses of $0.3 million for the first nine months of 2016 compared with $1.9 million for the same period last year. Salaries and employee benefits increased $8.5 million, or 29.4%, from $29.1 million for the nine months ended September 30, 2015, to $37.6 million for the nine months ended September 30, 2016. This increase in salaries and employee benefits includes $1.7 million of merger-related expenses, mainly severance and retention payments, for the nine months ended September 30, 2016, compared to $0.5 million for the same period in 2015. Net occupancy and equipment expense rose from $6.6 million for the first nine months of 2015 to $9.9 million for the same period of 2016, an increase of $3.3 million, or 49.9%, primarily due to the merger. The increase in data processing expense for the nine months ended September 30, 2016, of $2.0 million, or 96.3%, compared to the same period of 2015, was attributable primarily to contract termination expenses of $1.9 million in connection with the merger of the banks.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.7% for the first nine months of 2016, and 27.5% for the first nine months of 2015. Income tax expense decreased to $6.3 million in the first nine months of 2016 compared with $6.4 million for the same period of 2015, primarily due to the decrease in the level of taxable income between the two periods and the non-deductible merger-related expenses incurred in the respective periods.

FINANCIAL CONDITION
Our total assets increased to $3.00 billion at September 30, 2016, from $2.98 billion at December 31, 2015, mainly attributable to an increase in investment securities, which increased $41.7 million, or 7.6%, and cash and cash equivalents, which increased $4.9 million, or 10.3%, between these dates. These increases were partially offset by decreases in total loans of $10.1 million, or 0.5%, primarily due to the sale of our Rice Lake and Barron, Wisconsin and Davenport, Iowa branch offices, and decreases in other real estate owned of $5.4 million, or 60.9%, between December 31, 2015 and September 30, 2016. Total deposits at September 30, 2016, were $2.45 billion, a decrease of $17.6 million, or 0.7%, from December 31, 2015, again primarily due to the sale of our Rice Lake and Barron, Wisconsin and Davenport, Iowa branch offices. The mix of deposits saw a decrease in non-interest bearing demand deposits of $65.8 million, or 11.8%, and a decrease of $8.9 million, or 1.38%, in certificates of deposit between December 31, 2015 and September 30, 2016. These decreases were partially offset by increases between December 31, 2015 and September 30, 2016 of $50.2 million, or 4.7%, in interest-bearing checking deposits, and $6.9 million, or 3.7%, in savings deposits. Federal funds purchased increased $17.8 million, from $1.5 million at December 31, 2015, to $19.3 million at September 30, 2016, to help offset the overall decline in deposit balances. At September 30, 2016, the long-term borrowings incurred by the Company in connection with the closing of the holding company merger had an outstanding balance of $18.8 million, a decrease of $3.8 million, or 16.7%, from December 31, 2015, due to normal scheduled repayments. Securities sold under agreement to repurchase declined $4.0 million between December 31, 2015 and September 30, 2016, while FHLB borrowings increased $13.0 million, or 14.9%, between December 31, 2015, and September 30, 2016, to $100.0 million at September 30, 2016.
Investment Securities
Investment securities totaled $587.3 million at September 30, 2016, or 19.6% of total assets, an increase of $41.7 million, or 7.6%, from $545.7 million, or 18.3% of total assets, as of December 31, 2015. A total of $436.2 million of the investment securities were classified as available for sale at September 30, 2016, compared to $427.2 million at December 31, 2015. This represents an increase in investment securities available for sale of $9.0 million, or 2.1%, from December 31, 2015 to September 30, 2016. As of September 30, 2016, the portfolio consisted mainly of obligations of states and political subdivisions (43.9%), mortgage-backed securities and collateralized mortgage obligations (41.8%), and obligations of U.S. government agencies (1.0%). Investment securities held to maturity were $151.1 million at September 30, 2016, compared to $118.4 million at December 31, 2015.
Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	September 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$121,625	5.7%	$121,714	5.7%
Commercial and industrial	475,202	22.2	467,412	21.7
Credit cards	1,526	0.1	1,377	0.1
Overdrafts[1]	—	0.0	1,483	0.1
Commercial real estate:
Construction and development	126,515	5.9	120,753	5.6
Farmland	95,138	4.4	89,084	4.1
Multifamily	118,392	5.5	121,763	5.7
Commercial real estate-other	679,601	31.7	660,341	30.7
Total commercial real estate	1,019,646	47.5	991,941	46.1
Residential real estate:
One- to four-family first liens	369,607	17.3	428,233	19.9
One- to four-family junior liens	117,291	5.5	102,273	4.7
Total residential real estate	486,898	22.8	530,506	24.6
Consumer	36,935	1.7	37,509	1.7
Total loans	$2,141,832	100.0%	$2,151,942	100.0%
(1) As of the first quarter of 2016, overdrafts are no longer included as a separate class of loan.
Total loans (excluding loans held for sale) decreased $10.1 million, or 0.5%, from $2.15 billion at December 31, 2015, to $2.14 billion at September 30, 2016. The decrease was primarily concentrated in residential real estate loans. This decrease was partially offset by increases in commercial real estate-other, commercial and industrial, farmland, and construction and development loans. As of September 30, 2016, the largest category of loans was commercial real estate loans, comprising approximately 48% of the portfolio, of which 6% of total loans were multifamily residential mortgages, 6% of total loans were construction and development, and 4% of total loans were farmland. Residential real estate loans was the next largest category at 23% of total loans, followed by commercial and industrial loans at 22%, agricultural loans at 6%, and consumer loans at 2%. The Company also held $22.3 million net of a discount of $4.8 million, or 1.0% of the total loan portfolio, in purchased credit impaired loans as a result of the merger.
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

Premises and Equipment
As of September 30, 2016, premises and equipment totaled $75.1 million, a decrease of $1.1 million, or 1.4%, from $76.2 million at December 31, 2015. This decrease was primarily due to normal depreciation expense of $3.3 million, partially offset by ongoing capital improvement projects. The Company completed the construction of a new Home Mortgage and Operations Center, which was complete at the end of 2015, at a total cost of $16.0 million. The Company also undertook the restoration and remodeling of the building that serves as the main office of the Bank and headquarters of the Company, which was completed in April 2016 at a cost of $13.8 million.
Deposits
Total deposits as of September 30, 2016 were $2.45 billion, a decrease of $17.6 million, or 0.7% from December 31, 2015. Interest-bearing checking deposits were the largest category of deposits at September 30, 2016, representing approximately 45.6% of total deposits. Total interest-bearing checking deposits were $1.11 billion at September 30, 2016, an increase of $50.2 million, or 4.7%, from $1.06 billion at December 31, 2015. Included in interest-bearing checking deposits at September 30, 2016 were $39.0 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $18.8 million, or 92.7%, from $20.3 million at December 31, 2015, due primarily to the addition of one account holder. Non-interest bearing demand deposits were $493.8 million at September 30, 2016, a decrease of $65.8 million, or 11.8%, from $559.6 million at December 31, 2015. Savings deposits were $196.4 million at September 30, 2016, an increase of $6.9 million, or 3.7%, from December 31, 2015. Total certificates of deposit were $641.2 million at September 30, 2016, down $8.9 million, or 1.4%, from $650.1 million at December 31, 2015. Included in total certificates of deposit at September 30, 2016 was $3.0 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $0.1 million, or 5.2%, from December 31, 2015. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 87.4% of our total deposits were considered “core” deposits as of September 30, 2016.
Goodwill and Other Intangible Assets
Goodwill increased from $64.5 million as of December 31, 2015, to $64.7 million as of September 30, 2016 due to the finalization of merger accounting amounts related to the Central merger in the first quarter of 2016. Other intangible assets decreased $3.0 million, or 15.9%, to $16.1 million at September 30, 2016 compared to $19.1 million at December 31, 2015, due to normal amortization. See Note 7. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $100.0 million as of September 30, 2016 compared with $87.0 million as of December 31, 2015. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, when deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.7 million as of September 30, 2016, an increase of $0.1 million from December 31, 2015. This increase was due to the accretion of the purchase accounting discount on the two junior subordinated notes assumed in the Central merger. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $18.8 million was outstanding as of September 30, 2016. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at September 30, 2016 and December 31, 2015:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
September 30, 2016
Agricultural	$—	$2,795	$401	$3,196
Commercial and industrial	—	669	5,966	6,635
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	248	—	343	591
Farmland	—	2,174	228	2,402
Multifamily	—	—	226	226
Commercial real estate-other	60	248	6,994	7,302
Total commercial real estate	308	2,422	7,791	10,521
Residential real estate:
One- to four- family first liens	448	1,447	1,102	2,997
One- to four- family junior liens	186	13	105	304
Total residential real estate	634	1,460	1,207	3,301
Consumer	—	12	12	24
Total	$942	$7,358	$15,377	$23,677

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2015
Agricultural	$—	$2,901	$172	$3,073
Commercial and industrial	—	1,122	575	1,697
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction and development	—	—	95	95
Farmland	80	2,209	20	2,309
Multifamily	—	—	224	224
Commercial real estate-other	—	—	1,452	1,452
Total commercial real estate	80	2,209	1,791	4,080
Residential real estate:
One- to four- family first liens	199	972	1,182	2,353
One- to four- family junior liens	—	13	281	294
Total residential real estate	199	985	1,463	2,647
Consumer	5	15	11	31
Total	$284	$7,232	$4,012	$11,528
Not included in the loans above as of September 30, 2016, were purchased credit impaired loans with an outstanding balance of $2.8 million, net of a discount of $0.9 million.
Our nonperforming assets (which include nonperforming loans and OREO) totaled $27.1 million as of September 30, 2016, an increase of $6.8 million, or 33.2%, from December 31, 2015. The balance of OREO at September 30, 2016 was $3.5 million, a decrease of $5.4 million, from $8.8 million of OREO at December 31, 2015. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of September 30, 2016. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.

Nonperforming loans increased from $11.5 million, or 0.54% of total loans, at December 31, 2015, to $23.7 million, or 1.11% of total loans, at September 30, 2016. At September 30, 2016, nonperforming loans consisted of $15.4 million in nonaccrual loans, $7.4 million in TDRs and $0.9 million in loans past due 90 days or more and still accruing. This compares to nonaccrual loans of $4.0 million, TDRs of $7.2 million, and loans past due 90 days or more and still accruing of $0.3 million at December 31, 2015. Nonaccrual loans increased $11.4 million between December 31, 2015, and September 30, 2016, due primarily to the addition of one commercial loan customer with four loans totaling $10.4 million. The Company is actively working to resolve the issues with these four loans. The balance of TDRs increased $0.1 million between these two dates, as the addition of four loans totaling $0.5 million were partially offset by payments collected from TDR-status borrowers and the charge-off of two TDRs totaling $0.2 million. Loans 90 days or more past due and still accruing interest increased $0.7 million between December 31, 2015 and September 30, 2016. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $11.6 million at September 30, 2016, compared with $8.5 million at December 31, 2015. At September 30, 2016, other real estate owned (not included in nonperforming loans) was $3.5 million, down from $8.8 million of other real estate owned at December 31, 2015. During the first nine months of 2016, the Company had a net decrease of 29 properties in other real estate owned. As of September 30, 2016, the allowance for loan losses was $21.4 million, or 1.00% of total loans, compared with $19.4 million, or 0.90% of total loans at December 31, 2015. The allowance for loan losses represented 90.36% of nonperforming loans at September 30, 2016, compared with 168.52% of nonperforming loans at December 31, 2015. The Company had net loan charge-offs of $1.3 million in the nine months ended September 30, 2016, or an annualized 0.08% of average loans outstanding, compared to net charge-offs of $1.1 million, or an annualized 0.08% of average loans outstanding, for the same period of 2015.
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans:
The Bank maintains a loan review and classification process which involves multiple officers of the Bank and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All commercial and agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. A monthly loan officer validation worksheet documents this process. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1- 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful, and rating 8 Loss.
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires all lending relationships with total exposure of $5.0 million or more as well as all classified (loan grades 6 through 8) and Watch (loan grade 5) rated credits over $1.0 million be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to executive management.
Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a watch (loan grade 5) or classified (loan grades 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (loan grade 5 or above), or is classified as a TDR (regardless of size), the lending officer is then charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to regional management and then to the loan strategy committee. Copies of the minutes of these Committee meetings are presented to the board of directors of the Bank.
Depending upon the individual facts and circumstances and the result of the Classified/Watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the credit analyst will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company’s allowance for loan and lease losses calculation. Impairment analysis for the underlying collateral value is completed in the last month of the quarter.   The impairment analysis worksheets are reviewed by the Credit Administration department prior to quarter-end. The board of directors of the Bank on a quarterly basis reviews the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.

In general, once the specific allowance has been finalized, regional and executive management will consider a charge-off prior to the calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review. All requests for an upgrade of a credit are approved by the loan strategy committee before the rating can be changed.
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
During the nine months ended September 30, 2016, the Company restructured five loans by granting concessions to borrowers experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,358	$7,232
Not in compliance with modified terms - on nonaccrual status	1,092	458
Total restructured loans	$8,450	$7,690
Allowance for Loan Losses
Our ALLL as of September 30, 2016 was $21.4 million, which was 1.00% of total loans and 1.30% of purchased non-credit impaired loans as of that date. This compares with an ALLL of $19.4 million as of December 31, 2015, which was 0.90% of total loans and 1.32% of purchased non-credit impaired loans as of that date. Gross charge-offs for the first nine months of 2016 totaled $1.7 million, while recoveries of previously charged-off loans totaled $0.5 million. The ratio of annualized net loan charge offs to average loans for the first nine months of 2016 was 0.08% compared to 0.11% for the year ended December 31, 2015. As of September 30, 2016, the ALLL was 90.4% of nonperforming loans compared with 168.5% as of December 31, 2015. Based on the inherent risk in the loan portfolio, we believed that as of September 30, 2016, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.

Non-acquired loans with a balance of $1.61 billion at September 30, 2016, had $20.9 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.30%. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At September 30, 2016
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,613,618	$—	$1,613,618	$20,941	1.30%	1.30%
Total Acquired Loans	543,418	15,204	528,214	454	0.08	2.88
Total Loans	$2,157,036	$15,204	$2,141,832	$21,395	1.00%	1.70%
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
During the first quarter of 2016 we changed the historical charge-off component of the ALLL calculation to include both Central Bank and MidWestOne Bank in the 20-quarter annual average. A separate qualitative factor table is now being maintained for each region MidWestOne Bank services (Iowa, Minnesota/Wisconsin, and Florida), all with a similar methodology, but adjusted based on the economic/business conditions in each region. Loans below $250,000 continue to be evaluated solely based on delinquency status, but no longer receive an increased allocation of between 25% and 50% of the loss given default. Instead they receive the normal ASC 450 allocation based on the type of loan and the risk rating. To streamline the ALLL process, a number of low-balance loan types that do not have a material impact on the overall calculation are now excluded. As of the first quarter 2016, overdrafts are no longer included in the ALLL calculation. Additionally, the guaranteed portion of government guaranteed loans is no longer being adjusted out of the calculation, and as a result, the entire loan balance is subject to reserve requirements. Special mention/watch and substandard rated credits not individually reviewed for impairment previously received an allocation of 2 times and 6 times, respectively, of the pass allocation. Due to the inherent risks associated with special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated special mention/watch at the time of the loss. Substandard loans carry greater risk than special mention/watch loans, and as such, this subset is reserved at a level that covers losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated substandard at the time of the loss. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At September 30, 2016, there were 31 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 224 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 15 of these equity loans and other financial institutions have the first lien on the remaining 209. Additionally, there were 172 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2016, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $309.6 million as of September 30, 2016, compared to $296.2 million as of December 31, 2015, an increase of $13.4 million, or 4.5%. This increase was primarily attributable to net income of $16.5 million for the first nine months of 2016, a $1.8 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, and a $0.6 million decrease in treasury stock due to the issuance of 27,067 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $5.5 million in common stock dividends. No shares of Company common stock were repurchased in the third quarter of 2016.
Total shareholders’ equity was 10.31% of total assets as of September 30, 2016 and was 9.94% of total assets as of December 31, 2015. The ratio of tangible equity to tangible assets was 7.94% as of September 30, 2016 and 7.51% as of December 31, 2015. Our Tier 1 capital to risk-weighted assets ratio was 10.90% as of September 30, 2016 and was 10.63% as of December 31, 2015. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. We believed that, as of September 30, 2016, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part (the “Basel III Rules”), and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) . In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies). The Basel III Rules not only increased most of the required minimum regulatory capital ratios, but they also introduced a Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expanded the definition of capital as in effect previously by establishing criteria that instruments must meet to be considered Additional Tier 1 capital (Tier 1 capital in addition to Common Equity) and Tier 2 capital. A number of instruments that previously generally qualified as Tier 1 capital now do not qualify, or their qualifications changed. The Basel III Rules also permitted banking organizations with less than $250.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which previously did not affect regulatory capital. The Company elected to retain this treatment, which reduces the volatility of regulatory capital levels. The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A new capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016, at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching the final level of 2.5% on January 1, 2019. Generally, financial institutions became subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.
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

	At September 30,	At December 31,
(in thousands)	2016	2015
Tier 1 capital
Total shareholders’ equity	$309,584	$296,178
Less: Net unrealized gains on securities available for sale	(5,220)	(3,408)
Disallowed Intangibles	(72,247)	(72,203)
Common equity tier 1 capital	$232,117	220,567
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,667	23,587
Tier 1 capital	$255,784	$244,154
Risk-weighted assets	$2,347,320	$2,296,478
Tier 1 capital to risk-weighted assets	10.90%	10.63%
Common equity tier 1 capital to risk-weighted assets	9.89%	9.60%

The following table provides the capital levels and minimum required capital levels for the Company, MidWestOne Bank and, at December 31, 2015 only, Central Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At September 30, 2016
Consolidated:
Total capital/risk based assets	$277,477	11.82%	$202,456	8.625%	N/A	N/A
Tier 1 capital/risk based assets	255,784	10.90	155,510	6.625	N/A	N/A
Common equity tier 1 capital/risk based assets	232,118	9.89	120,300	5.125	N/A	N/A
Tier 1 capital/adjusted average assets	255,784	8.76	116,846	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$284,339	12.15%	$201,827	8.625%	$234,002	10.00%
Tier 1 capital/risk based assets	262,656	11.22	155,026	6.625	140,401	8.00
Common equity tier 1 capital/risk based assets	262,656	11.22	119,926	5.125	152,101	6.50
Tier 1 capital/adjusted average assets	262,656	8.99	116,872	4.000	146,090	5.00
At December 31, 2015
Consolidated:
Total capital/risk based assets	$263,717	11.48%	$183,718	8.00%	N/A	N/A
Tier 1 capital/risk based assets	244,154	10.63	137,789	6.00	N/A	N/A
Common equity tier 1 capital/risk based assets	220,567	9.60	103,342	4.50	N/A	N/A
Tier 1 capital/adjusted average assets	244,154	8.34	117,123	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$171,583	12.53%	$109,578	8.00%	$136,972	10.00%
Tier 1 capital/risk based assets	154,726	11.30	82,183	6.00	109,578	8.00
Common equity tier 1 capital/risk based assets	154,726	11.30	61,638	4.50	89,032	6.50
Tier 1 capital/adjusted average assets	154,726	8.90	69,501	4.00	86,876	5.00
Central Bank:
Total capital/risk based assets	$102,718	11.14%	$73,792	8.00%	$92,240	10.00%
Tier 1 capital/risk based assets	100,017	10.84	55,344	6.00	73,792	8.00
Common equity tier 1 capital/risk based assets	100,017	10.84	41,508	4.50	59,956	6.50
Tier 1 capital/adjusted average assets	100,017	8.44	47,412	4.00	59,265	5.00
* The ratios for September 30, 2016 include a capital conservation buffer of 0.625%
On February 15, 2016, 30,200 restricted stock units were granted to certain officers of the Company. Additionally, during the first nine months of 2016, 25,633 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,466 shares were surrendered by grantees to satisfy tax requirements, and 6,875 nonvested restricted stock units were forfeited. 2,900 shares of common stock were issued in connection with the exercise of previously issued stock options, and 950 options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $52.0 million as of September 30, 2016, compared with $47.1 million as of December 31, 2015. Interest-bearing deposits in banks at September 30, 2016, increased to $6.3 million, an increase of $3.6 million from December 31, 2015. Investment securities classified as available for sale, totaling $436.2 million and $427.2 million as of September 30, 2016 and December 31, 2015, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of September 30, 2016 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2015 and September 30, 2016 were proceeds from the maturity and sale of investment securities, and FHLB borrowings. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of September 30, 2016, we had $18.8 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.7 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 10. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Off-Balance-Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers, which include commitments to extend credit, standby and performance letters of credit, and commitments to originate residential mortgage loans held for sale. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Our exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making off-balance-sheet commitments as we do for on-balance-sheet instruments.
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of September 30, 2016, outstanding commitments to extend credit totaled approximately $439.1 million. We have established a reserve of $0.3 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses.
Commitments under standby and performance letters of credit outstanding totalled $12.7 million as of September 30, 2016. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2016, there were approximately $2.7 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $31.7 million in the first nine months of 2016, compared with $22.1 million in the first nine months of 2015. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $26.8 million in the first nine months of 2016, compared to net cash inflows of $53.1 million in the comparable nine-month period of 2015. In the first nine months of 2016, investment securities transactions resulted in net cash outflows of $39.4 million, compared to inflows of $155.8 million during the same period of 2015. The sale of our Rice Lake and Barron, Wisconsin and Davenport, Iowa branch offices contributed to net cash inflows related to the net decrease in loans of $7.1 million for the first nine months of 2016, compared with $89.5 million of net cash outflows related to the net increase in loans for the same period of 2015. Purchases of premises and equipment resulted in $4.6 million cash outflows in the first nine months of 2016, compared to outflows of $11.6 million in the comparable period of 2015, reflecting the finalization of the construction of a new Home Mortgage and Operations Center, which was complete at the end of 2015, at a total cost of $16.0 million, and the restoration and remodeling of the building that serves as the main office of the Bank and headquarters of the Company, which was completed in April 2016 at a cost of $13.8 million. There were no cash inflows from loan pool participations during the first nine months of 2016 compared to $19.3 million during the same period of 2015, as we sold our interest in these instruments in the second quarter of 2015.
Net cash inflows from financing activities in the first nine months of 2016 was $2.0 thousand, compared with net cash outflows of $6.3 million for the same period of 2015. The largest financing cash outflows during the nine months ended September 30, 2016 was a decrease of $17.6 million in deposits, the use of $5.5 million to pay dividends, a $4.0 million and decrease in securities sold under agreement to repurchase, and $3.8 million of payments on long-term debt. Sources of cash inflows during the first nine months of 2016 were an increase of $17.8 million in federal funds purchased, and a net increase of $13.0 million in FHLB borrowings.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
•Federal Reserve Bank Discount Window
Federal Funds Lines:
Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines totaling $95.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of September 30, 2016, the Bank had $100.0 million in outstanding FHLB borrowings, leaving $226.5 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits:
The Bank has brokered certificate of deposit lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the Bank’s core market area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. the Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2016.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. the Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2016, the Bank had municipal securities with an approximate market value of $13.2 million pledged for liquidity purposes.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been very little change in the Company’s interest rate profile between September 30, 2016 and December 31, 2015. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
The Bank’s asset and liability committee meets regularly and is responsible for reviewing its interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. Our asset  and  liability  committee  seeks  to  manage interest  rate  risk  under a  variety of rate  environments  by structuring  our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
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
Net Interest Income Simulation:
Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, which include varying the level of interest rates and the shape of the yield curve. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings, and events outside management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing.
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate increase of 100 basis points and 200 basis points:

	Immediate Change in Rates
	+100	+200
(dollars in thousands)
September 30, 2016
Dollar change	$766	$1,848
Percent change	0.8%	1.9%
December 31, 2015
Dollar change	$636	$1,616
Percent change	0.7%	1.7%
As of September 30, 2016, 40.3% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 45.6% of the Company’s deposit balances are low cost or no cost deposits.
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
Interest Rate Gap:
The interest rate gap is the difference between earning assets and interest-bearing liabilities re-pricing within a given period and represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, or a rise or decline in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “should,” “could,” “would,” “plans,” “goals,” “intend,” “project,” “estimate,” “forecast,” “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values that cause an increase in our allowance for credit losses and a reduction in net earnings;

•	our management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;

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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, internationally, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	the effects of cyber-attacks; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our equity securities during the third quarter of 2016.
On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased $1.2 million of common stock since the plan was announced in July 2014. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of September 30, 2016.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

10.1	Employment Agreement between MidWestOne Financial Group, Inc. and Kurt Weise, dated December 12, 2014	Current Report on Form 8-K filed October 3, 2016

10.2	Letter of Amendment to Employment Agreement between MidWestOne Financial Group, Inc. and Kurt Weise, effective as of September 30, 2016	Current Report on Form 8-K filed October 3, 2016

10.3	Employment Agreement between MidWestOne Financial Group, Inc. and Kevin Kramer, effective October 4, 2016	Current Report on Form 8-K filed October 4, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 3, 2016	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ KATIE A. LORENSON
Katie A. Lorenson
Senior Vice President and Chief Financial Officer