Form 10-K
period 2016-12-31
MidWestOne Financial Group, Inc.
filed 2017-03-02
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(319) 356-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $243.7 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 1, 2017, was 11,459,521.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 21, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We currently operate primarily through our bank subsidiary, MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), as well as MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates through three agencies located in central and east-central Iowa.
On May 1, 2015, we consummated a merger with Central Bancshares, Inc. (“Central”), a Minnesota corporation. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of MidWestOne. On April 2, 2016, Central Bank merged into the Bank. See Note 2. “Business Combination” to our consolidated financial statements.
As of December 31, 2016, we had total consolidated assets of $3.08 billion, total deposits of $2.48 billion and total shareholders’ equity of $305.5 million, all of which is common shareholders’ equity. For the year ended December 31, 2016, we generated net income available to common shareholders of $20.4 million, which was a decrease from the net income available to common shareholders of $25.1 million for the year ended December 31, 2015, and an increase from the net income available to common shareholders of $18.5 million for the year ended December 31, 2014. For our complete financial information as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016, see Item 8. Financial Statements and Supplementary Data.
The Bank operates a total of 43 branch locations, including its specialized Home Mortgage Center. It operates 23 branches in 13 counties throughout central and east-central Iowa, and 18 offices in the Twin Cities metro area and western Wisconsin. Additionally, the Bank operates two Florida offices in Naples and Fort Myers. The Bank provides full-service retail banking in and around the communities in which their respective branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The Bank offers commercial and industrial, agricultural, real estate mortgage and consumer loans. Other products and services include debit cards, automated teller machines, online banking, mobile banking, and safe deposit boxes. The principal service consists of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. The Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, and conservatorships and providing property management, farm management, custodial, financial planning, investment management and retail brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
On February 17, 2017 the Company announced its plans to expand into the Denver, Colorado market area through the hiring of four bankers and the establishment of a full-service branch in Denver. The Company expects its first Denver-area full service bank office will open in late spring of 2017 once all arrangements and regulatory approvals are secured.
Operating Strategy
Our operating strategy is based upon a sophisticated community banking model delivering a complete line of financial products and services while following five guiding principles: (1) hire and retain excellent employees; (2) take care of our customers; (3) conduct business with the utmost integrity; (4) work as one team; and (5) learn constantly so we can continually improve.
Management believes the personal and professional service offered to customers provides an appealing alternative to the “megabanks” that have resulted from large out-of-state national banks acquiring Iowa and Minnesota-based community banks. While we employ a community banking philosophy, we believe that our size, combined with our complete line of financial products and services, is sufficient to effectively compete in our relevant market areas. To remain price competitive, management also believes that we must grow organically as well as through strategic transactions, manage expenses and our efficiency ratio, and remain disciplined in our asset/liability management practices.

Market Areas
Our holding company’s principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 24,500 undergraduate students and 8,900 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 761-bed comprehensive academic medical center and regional referral center with approximately 1,650 staff physicians, residents, and fellows and approximately 2,100 professional nurses. The city of Iowa City has a total population of approximately 74,000 and the Iowa City MSA has a total population of approximately 161,000. Iowa City is the fifth largest city in the state of Iowa, and Johnson County is the second fastest growing county in Iowa. Based on deposit information collected by the Federal Deposit Insurance Corporation (the”FDIC”) as of June 30, 2016, the most recent date for which data is available, the Bank had the second highest deposit market share in the Iowa City MSA at approximately 18.2% compared to 21 other institutions in the market.
The Bank operates 23 branch offices in 13 counties in central and east-central Iowa, 13 branches along with a loan production office in Minnesota, 4 branches in Wisconsin, and 2 branches in Florida. Based on deposit information collected by the FDIC as of June 30, 2016, in 7 of the 13 counties in Iowa, the Bank held between 9% and 39% of the deposit market share. In Mahaska County, Iowa, the Bank held 39% of the deposit market share. In the remaining 6 counties of Iowa, the Bank’s market share is less than 8%. In 3 of the 8 counties in Minnesota, the Bank held between 6% and 16% of the deposit market share. In Polk County Wisconsin, the Bank held 25% of the deposit market share. In the remaining 3 counties in Wisconsin and Florida the Bank’s market share is less than 6%.
Lending Activities
General
We provide a range of commercial and retail lending services to businesses, individuals and government agencies. These credit activities include commercial and industrial loans; agricultural loans; commercial and residential real estate loans; and consumer loans.
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
Real Estate Loans
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction loans generally have a short term, such as one to two years. As of December 31, 2016, construction and development loans constituted approximately 5.9% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2016, we had $1.55 billion in combined residential, commercial and agricultural mortgage loans outstanding, which represented approximately 71.8% of our total loan portfolio.
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 22.6% of our total loan portfolio at December 31, 2016. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio, but sell most long-term loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2016, we serviced approximately $262.5 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their business, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2016, commercial and agricultural real estate mortgage loans, including construction and development loans, constituted approximately 49.2% of our total loan portfolio.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2016, commercial and industrial loans comprised approximately 21.3% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 5.2% of our total loan portfolio at December 31, 2016.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2016, consumer loans comprised only 1.7% of our total loan portfolio.
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
Trust and Investment Services
We offer trust and investment services, primarily in our Iowa market at this time, to help our business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, personal trusts, conservatorships and providing property management, farm management, investment advisory, retail securities brokerage, and financial planning and custodial services. Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.
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
The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other finance-related services. Our offices in Iowa, Minnesota, Wisconsin, and Florida compete and the branch expected to open on 2017 in Colorado will compete, with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured state-chartered banks. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
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

Employees
As of December 31, 2016, we had 587 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.
Company Website
We maintain a website for the Bank at www.midwestone.com. We make available, free of charge, on this website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information on, or accessible through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K.
Supervision and Regulation
General
FDIC-insured institutions, like the Bank, as well as their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking (the “Iowa Division”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates, and the Company’s payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the new presidential administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.
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
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).
The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.
Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2016: (i) the Bank was not subject to a directive from the Iowa Division or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
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
Regulation and Supervision of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company for the Bank. As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.
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
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “-Regulatory Emphasis on Capital” above.
Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.
The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.
Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.
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
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Regulation and Supervision of the Bank
General. The Bank is an Iowa-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Iowa-chartered, FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division, the chartering authority for Iowa banks. The Bank is also regulated by the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).
Deposit Insurance. As FDIC-insured institutions, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.   The total base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2016, MidWestOne Bank paid supervisory assessments to the Iowa Superintendent of Banking totaling approximately $172,000.

Prior to the merger of Central Bank and the Bank, during the year ended December 31, 2016, Central Bank paid no supervisory assessments to the Minnesota Department of Commerce.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company’s liquidity risk management policies in light of the LCR and NSFR.
Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is engaged in the process.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank.
Under the Iowa Banking Act, Iowa-chartered banks, such as the Bank, generally may pay dividends only out of undivided profits. In addition, the Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank.
The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2016.
Notwithstanding the availability of funds for dividends, however, the FDIC and the respective state banking regulator may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
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
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and any of its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The

Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
Branching Authority. Iowa banks have the authority under applicable state law to establish branches anywhere in their respective states, subject to receipt of all required regulatory approvals. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Transaction Account Reserves.Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
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
Based on its loan portfolio as of December 31, 2016, the Bank did not exceed the 300% guideline for non-owner occupied commercial real estate loans to total risk-based capital.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.
Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Company does not currently expect the CFPB’s rules to have a significant impact on the Bank’s operations, except for higher compliance costs.
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
Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “should,” “could,” “would,” “plans,” “intend,” “project,” “estimate,” “forecast,” “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Dodd-Frank Act and the extensive regulations promulgated and to be promulgated thereunder, as well as the Basel III Rule, and changes in the scope and cost of FDIC insurance and other coverages);

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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally, internationally, or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	cyber-attacks; and

•	other factors and risks described under “Risk Factors” herein.

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
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin is affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily in recent years, but further significant decline is unlikely as interest rates on deposits have approached zero. We expect to continue battling net interest margin compression in 2017, with interest rates at generational lows.
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
A significant portion of the Bank’s loan portfolio consists of commercial loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans and commercial real estate loans, the Bank is also active in residential mortgage and consumer lending. Should the economic climate worsen, or even if it does not, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts), were $574.3 million, or approximately 26.5% of our total loan portfolio, as of December 31, 2016. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $1.06 billion, or approximately 49.2% of our total loan portfolio, as of December 31, 2016. Of this amount, $817.8 million, or approximately 37.8% of our total loan portfolio, are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
We established our allowance for loan losses in consultation with the credit officers of the Bank and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which are beyond our control, and such losses may exceed current estimates. At December 31, 2016, our allowance for loan losses as a percentage of total gross loans was 1.01% and as a percentage of total nonperforming loans was approximately 76.8%. Although management believes that the allowance for loan losses is appropriate to absorb probable loan losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2016, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings, and excluded purchased credit impaired loans) totaled $28.5 million, or 1.31% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $30.6 million, or 1.41% of loans. In addition, we had $10.7 million in accruing loans that were 31-89 days delinquent as of December 31, 2016.
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
We may encounter issues with environmental law compliance if we take possession, through foreclosure or otherwise, of the real property that secures a loan secured by real esate.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. We may at some point need to raise additional capital to support our growth plans and in this regard, in mid 2016, we renewed our universal shelf-registration statement registering for future sale up to $75 million of securities. That filing should allow us to be in a better position to raise capital if the need were to arise or if an attractive opportunity were presented. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
We face the risk of possible future goodwill impairment.
We performed a valuation analysis of our goodwill, $64.7 million related to Central Bank, as of October 1, 2016, and the analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in goodwill impairment charges. Any future goodwill impairment charge, on the current goodwill balance or future goodwill arising out of acquisitions, that we are required to take could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank (the “FHLB”). Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
As a result, we rely more on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
We operate in a highly regulated industry and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.
The Company and the Bank are subject to extensive regulation by multiple regulatory agencies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide, as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Economic conditions since 2008, particularly in the financial markets, resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This environment has subjected financial institutions to additional restrictions, oversight and costs. In addition, new legislative and regulatory proposals, and modifications of existing regulations, could be introduced that could further increase the oversight of the financial services industry. While it is anticipated that the new presidential administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.
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
As of December 31, 2016, the fair value of our securities portfolio was approximately $642.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for, and valuation of, these types of securities.
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2016, we had $273.2 million of municipal securities, which represented 42.3% of our total securities portfolio. Following the onset of the financial crisis in recent years, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.

Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.
The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008-09 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold.
The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raised the current standard deposit insurance limit to $250,000, and expanded the FDIC’s authority to raise the premiums we pay for deposit insurance. The legislation allowed financial institutions to pay interest on business checking accounts, contained provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties) and established the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act included provisions that affect corporate governance and executive compensation at all publicly traded companies. However, there may be changes to the Dodd-Frank Act and the CFPB under the new presidential administration.
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
The Basel III Rule not only increased most of the required minimum regulatory capital ratios, it introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expanded the definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that previously generally qualified as Tier 1 Capital do not qualify or their qualifications changed upon the effectiveness of the Basel III Rule. The Basel III Rule maintained the general structure of the prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.
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
Increases in FDIC insurance premiums may adversely affect our earnings.
The Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, the Bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums the Bank will be required to pay for FDIC insurance. The FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures in recent years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. The Bank may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we have paid in the past or that we will be able to pay future dividends at all.
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank, including the requirement under the Iowa Banking Act that the Bank may not pay dividends in excess of its accumulated net profits. If these regulatory requirements are not met, the Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.
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
As of December 31, 2016, we had $23.7 million of junior subordinated debentures held by three statutory business trusts that we control. Interest payments on the debentures, which totaled $0.5 million for the year ended December 31, 2016, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
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

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.
Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.
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
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
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
The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.
The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.
Certain shareholders own a significant interest in the company and may exercise their control in a manner detrimental to your interests.
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 24.6% of our outstanding common stock and the former single shareholder of Central controls approximately 21.2% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the NASDAQ Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table is a listing of the Company’s operating facilities:

Facility Address	Facility Square Footage	Owned or Leased

Iowa Offices
802 13th Street in Belle Plaine	5,013	Owned
3225 Division Street in Burlington	10,550	Owned
4510 Prairie Parkway in Cedar Falls	14,500	Owned
120 West Center Street in Conrad	8,382	Owned
110 First Avenue in Coralville	5,000	Owned
58 East Burlington Avenue in Fairfield	5,896	Owned
2408 West Burlington Avenue in Fairfield	3,520	Owned
926 Avenue G in Fort Madison	3,548	Owned
102 South Clinton Street in Iowa City (1)	58,440	Owned
500 South Clinton Street in Iowa City (2)	44,427	Owned
1906 Keokuk Street in Iowa City	6,333	Owned
2233 Rochester Avenue in Iowa City	3,916	Owned
202 Main Street in Melbourne	2,800	Owned
10030 Highway 149 in North English	2,080	Owned
465 Highway 965 NE, Suite A in North Liberty	3,245	Leased
124 South First Street in Oskaloosa	7,160	Owned
222 First Avenue East in Oskaloosa	6,692	Owned
1001 Highway 57 in Parkersburg	7,420	Owned
700 Main Street in Pella	9,374	Leased
500 Oskaloosa Street in Pella	1,960	Owned
112 North Main Street in Sigourney	4,440	Owned
3110 Kimball Avenue in Waterloo	3,364	Leased
305 West Rainbow Drive in West Liberty	4,791	Owned

Minnesota Offices
7111 21st Avenue N. in Centerville	3,167	Owned
7031 20th Avenue S. in Centerville (3)	2,400	Leased
11151 Lake Boulevard in Chisago City	2,500	Owned
3585 124th Avenue in Coon Rapids	4,125	Owned
6640 Shady Oak Road in Eden Prairie	4,464	Leased
18233 Carson Court NW in Elk River	6,393	Owned
1650 South Lake Street in Forest Lake	8,150	Owned
945 Winnetka Avenue N. in Golden Valley	18,078	Owned
2120 Hennepin Avenue S. in Minneapolis	4,360	Owned
2104 Hastings Avenue in Newport	16,600	Owned
835 Southview Boulevard in South Saint Paul	11,088	Owned
2270 Frontage Road W. in Stillwater	12,730	Owned
750 Central Avenue E., Suite 100 in Saint Michael	7,378	Leased
3670 East County Line N. in White Bear Lake	5,440	Owned

Facility Address	Facility Square Footage	Owned or Leased

Wisconsin Offices
404 County Road UU in Hudson	5,300	Owned
880 Sixth Street N. in Hudson	4,763	Owned
304 Cascade Street in Osceola	21,500	Owned
2183 US Highway 8 E. in Saint Croix Falls	3,400	Owned

Florida Offices
1520 Royal Palm Square Boulevard, Suite 100 in Fort Myers	5,863	Leased
4099 Tamiami Trail N., Suite 100 in Naples	9,365	Leased

(1) - This facility is utilized as a branch in addition to housing the Company’s headquarters.
(2) - This facility contains a total of 63,206 square feet, of which the Bank occupies 44,427 square feet.
(3) - This facility is not a full service branch, but is used exclusively for the origination of Small Business Administration (SBA) loans.

The Bank intends to limit its investment in premises to no more that 50% of capital. Management believes that the facilities are of sound construction, in good operating condition, appropriately insured and adequately equipped for carrying on the business of the Company.

No individual real estate property amounts to 10% or more of consolidated assets.

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
Our common stock is listed on the NASDAQ Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the NASDAQ Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2015
First Quarter	$29.82	$27.74	$0.150
Second Quarter	33.88	28.33	0.150
Third Quarter	34.04	28.43	0.150
Fourth Quarter	32.52	28.06	0.150

2016
First Quarter	$30.04	$24.71	$0.160
Second Quarter	30.50	25.49	0.160
Third Quarter	30.74	26.50	0.160
Fourth Quarter	39.20	27.93	0.160
As of March 1, 2017, there were 11,459,521 shares of common stock outstanding held by approximately 468 holders of record. Additionally, there are an estimated 2,126 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
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
Repurchases of Company Equity Securities
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During the fourth quarter of 2016 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of December 31, 2016.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2016.
MidWestOne Financial Group, Inc.

	At
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
MidWestOne Financial Group, Inc.	$100.00	$142.89	$193.44	$209.65	$225.78	$285.28
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
SNL-Midwestern Banks Index	100.00	120.36	164.78	179.14	181.86	242.99
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2016, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2016. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Summary of Income Data:
Total interest income excluding loan pool participations	$112,328	$99,902	$62,888	$64,048	$67,324
Total interest and discount on loan pool participations	—	798	1,516	2,046	1,978
Total interest income including loan pool participations	112,328	100,700	64,404	66,094	69,302
Total interest expense	12,722	10,648	9,551	12,132	15,952
Net interest income	99,606	90,052	54,853	53,962	53,350
Provision for loan losses	7,983	5,132	1,200	1,350	2,379
Noninterest income	23,434	21,193	15,313	14,728	19,737
Noninterest expense	87,806	73,176	43,413	42,087	48,960
Income before income tax	27,251	32,937	25,553	25,253	21,748
Income tax expense	6,860	7,819	7,031	6,646	5,214
Net income	$20,391	$25,118	$18,522	$18,607	$16,534

Per share data:
Net income - basic	$1.78	$2.42	$2.20	$2.19	$1.95
Net income - diluted	1.78	2.42	2.19	2.18	1.94
Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center - diluted*	1.78	2.42	2.19	2.18	2.10
Net income, exclusive of merger-related expenses - diluted*	2.03	2.70	2.31	2.18	2.10
Cash dividends declared	0.64	0.60	0.58	0.50	0.36
Book value	26.71	25.96	23.07	20.99	20.51
Net tangible book value*	20.00	19.10	22.08	19.95	19.39
Selected financial ratios:
Return on average assets	0.68%	0.91%	1.05%	1.06%	0.96%
Return on average assets, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center, and merger-related expenses*	0.78	1.01	1.11	1.06	1.03
Return on average shareholders’ total equity	6.69	9.84	9.94	10.59	9.99
Return on average shareholders’ total equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center, and merger-related expenses*	7.64	11.00	10.45	10.59	10.77
Return on average tangible equity*	10.13	14.29	10.61	11.43	10.95
Return on average tangible equity, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center*	10.13	14.29	10.61	11.43	11.78
Dividend payout ratio	35.96	24.79	26.36	22.83	18.46
Total shareholders’ equity to total assets	9.92	9.94	10.71	10.14	9.70
Tangible equity to tangible assets*	7.62	7.51	10.29	9.69	9.22
Tier 1 capital to average assets*	8.75	8.34	10.85	10.55	9.65
Tier 1 capital to risk-weighted assets*	10.73	10.63	13.47	13.36	12.56
Net interest margin*	3.80	3.71	3.53	3.46	3.46
Efficiency ratio*	66.43	61.36	58.71	57.11	67.21
Efficiency ratio, exclusive of loss on termination of pension*	66.43	61.36	58.71	57.11	58.71
Gross revenue of loan pools to total gross revenue	—	0.72	2.16	2.98	2.71
Allowance for bank loan losses to total bank loans	1.01	0.90	1.44	1.49	1.54
Allowance for loan pool losses to total loan pools	—	—	9.94	7.71	5.65
Non-performing loans to total loans	1.31	0.54	1.15	1.27	1.03
Net loans charged off to average loans	0.26	0.11	0.09	0.11	0.21
* - Non-GAAP measure. See pages 30 - 32 for a detailed explanation.

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Selected balance sheet data:
Total assets	$3,079,575	$2,979,975	$1,800,302	$1,755,218	$1,792,819
Total loans net of purchase accounting and unearned discounts	2,165,143	2,151,942	1,132,519	1,088,412	1,035,284
Allowance for loan losses	21,850	19,427	16,363	16,179	15,957
Loan pool participations, net	—	—	19,332	25,533	35,650
Total deposits	2,480,448	2,463,521	1,408,542	1,374,942	1,399,733
Federal funds purchased and repurchase agreements	117,871	68,963	78,229	66,665	68,823
Federal Home Loan Bank advances	115,000	87,000	93,000	106,900	120,120
Junior subordinated notes issued to capital trusts	23,692	23,587	15,464	15,464	15,464
Long-term debt	17,500	22,500	—	—	—
Total shareholders’ equity	305,456	296,178	192,731	178,016	173,932

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

		For the Year Ended December 31,
(dollars in thousands)		2016	2015	2014	2013	2012

Average Tangible Equity
Average total shareholders’ equity		$304,670	$255,307	$186,375	$175,666	$165,429
Plus:	Average deferred tax liability associated with intangibles	3,909	5,354	—	—	—
Less:	Average goodwill and intangibles, net	(81,727)	(69,975)	(8,477)	(9,073)	(9,785)
Average tangible equity		$226,852	$190,686	$177,898	$166,593	$155,644
Net Income
Net income		$20,391	$25,118	$18,522	$18,607	$16,534
Plus:	Intangible amortization, net of tax(1)	2,581	2,126	356	431	513
Adjusted net income		$22,972	$27,244	$18,878	$19,038	$17,047
Plus:	Loss on termination of pension	—	—	—	—	6,088
Less:	Gain on sale of Home Mortgage Center	—	—	—	—	(4,047)
	Net tax effect of above items(2)	—	—	—	—	(755)
Adjusted net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center		$22,972	$27,244	$18,878	$19,038	$18,333
Return on Average Tangible Equity		10.13%	14.29%	10.61%	11.43%	10.95%
Return on Average Tangible Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center		10.13%	14.29%	10.61%	11.43%	11.78%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012, and 35% for 2013, 2014, 2015 and 2016.
(2) Computed assuming a combined state and federal tax rate of 37% for 2012.

		As of or for the Year Ended December 31,
(dollars in thousands, except per share data)		2016	2015	2014	2013	2012

Tangible Common Equity
Total shareholders’ equity		$305,456	$296,179	$192,731	$178,016	$173,932
Plus:	Deferred tax liability associated with intangibles	3,068	5,366	—	—	—
Less:	Goodwill and intangibles, net	(79,825)	(83,689)	(8,259)	(8,806)	(9,469)
Tangible common equity		$228,699	$217,856	$184,472	$169,210	$164,463
Tangible Assets
Total assets		$3,079,575	$2,979,975	$1,800,302	$1,755,218	$1,792,819
Plus:	Deferred tax liability associated with intangibles	3,068	5,366	—	—	—
Less:	Goodwill and intangibles, net	(79,825)	(83,689)	(8,259)	(8,806)	(9,469)
Tangible Assets		$3,002,818	$2,901,652	$1,792,043	$1,746,412	$1,783,350
Common shares outstanding		11,436,360	11,408,773	8,355,666	8,481,799	8,480,488
Tangible Book Value Per Share		$20.00	$19.10	$22.08	$19.95	$19.39
Tangible Common Equity to Tangible Assets		7.62%	7.51%	10.29%	9.69%	9.22%

Tier 1 Capital
Total shareholders’ equity		$305,456	$296,179	$192,731	$178,016	$173,932
Plus:	Long term debt (qualifying restricted core capital)	23,666	23,587	15,464	15,464	15,464
Less:	Net unrealized gains on securities available for sale, net of tax	1,133	(3,408)	(5,322)	(1,049)	(11,050)
	Disallowed goodwill and intangibles	(71,951)	(72,203)	(8,511)	(9,036)	(9,617)
Tier 1 capital		$258,304	$244,155	$194,362	$183,395	$168,729
Average Assets
Quarterly average assets		$3,022,919	$3,000,284	$1,799,666	$1,746,313	$1,757,910
Less:	Disallowed goodwill and intangibles	(71,951)	(72,203)	(8,511)	(9,036)	(9,617)
Average assets		$2,950,968	$2,928,081	$1,791,155	$1,737,277	$1,748,293
Tier 1 Capital to Average Assets		8.75%	8.34%	10.85%	10.56%	9.65%

Risk-weighted assets		$2,407,661	$2,296,478	$1,442,585	$1,372,648	$1,343,194
Tier 1 Capital to Risk-Weighted Assets		10.73%	10.63%	13.47%	13.36%	12.56%

Operating Expense
Total noninterest expense		$87,806	$73,176	$43,413	$42,087	$48,960
Less:	Amortization of intangibles and goodwill impairment	(3,970)	(3,271)	(547)	(663)	(778)
Operating expense		$83,836	$69,905	$42,866	$41,424	$48,182
Less:	Loss on termination of pension	—	—	—	—	(6,088)
Operating expense, exclusive of loss on termination of pension		$83,836	$69,905	$42,866	$41,424	$42,094
Operating Revenue
Tax-equivalent net interest income(1)		$104,321	$94,243	$58,890	$57,720	$56,481
Plus:	Noninterest income	23,434	21,193	15,313	14,728	19,737
	Impairment losses on investment securities	—	—	—	—	345
Less:	Gain on sale or call of available for sale securities	464	1,011	1,227	65	805
	Gain (loss) on sale of premises and equipment	(44)	(29)	(1)	(3)	4,188
	Other gain (loss)	1,133	527	(37)	(146)	(123)
Operating Revenue		$126,202	$113,927	$73,014	$72,532	$71,693
Efficiency Ratio		66.43%	61.36%	58.71%	57.11%	67.21%
Efficiency Ratio, Exclusive of Loss on Termination of Pension		66.43%	61.36%	58.71%	57.11%	58.71%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012, and 35% for 2013, 2014, 2015 and 2016.

		For the Year Ended December 31,
	(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
	Net Interest Margin Tax Equivalent Adjustment
	Net interest income	$99,606	$90,052	$54,853	$53,962	$53,350
	Plus tax equivalent adjustment:(1)
	Loans	1,692	1,293	1,157	963	827
	Securities	3,023	2,898	2,880	2,795	2,304
	Tax equivalent net interest income(1)	$104,321	$94,243	$58,890	$57,720	$56,481

	Average interest-earning assets	$2,747,493	$2,541,681	$1,669,130	$1,667,251	$1,630,835
	Net Interest Margin	3.80%	3.71%	3.53%	3.46%	3.46%

	Net Income	$20,391	$25,118	$18,522	$18,607	$16,534
Plus:	Loss on termination of pension	—	—	—	—	6,088
	Merger-related expenses	4,568	3,512	1,061	—	—
Less:	Gain on sale of Home Mortgage Center	—	—	—	—	(4,047)
	Net tax effect of above items(2)	(1,682)	(539)	(111)	—	(755)
	Net income, exclusive of loss on termination of pension and gain on sale of Home Mortgage Center, and merger-related expenses	$23,277	$28,091	$19,472	$18,607	$17,820

	Average Assets	$2,993,875	$2,773,095	$1,760,776	$1,756,344	$1,721,792
	Average Equity	$304,670	$255,307	$186,375	$175,666	$165,429
	Diluted average number of shares	11,456,324	10,391,323	8,433,296	8,525,119	8,527,544

	Return on Average Assets	0.68%	0.91%	1.05%	1.06%	0.96%
	Return on Average Assets, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center, and merger-related expenses	0.78%	1.01%	1.11%	1.06%	1.03%
	Return on Average Equity	6.69%	9.84%	9.94%	10.59%	9.99%
	Return on Average Equity, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center, and merger-related expenses	7.64%	11.00%	10.45%	10.59%	10.77%
	Earnings Per Common Share-Diluted	$1.78	$2.41	$2.19	$2.18	$1.94
	Earnings Per Common Share-Diluted, Exclusive of Loss on Termination of Pension and Gain on Sale of Home Mortgage Center	$1.78	$2.41	$2.19	$2.18	$2.10
	Earnings Per Common Share-Diluted, Exclusive of Merger-related Expenses	$2.03	$2.70	$2.31	$2.18	$1.94
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 34% for 2012, and 35% for 2013, 2014, 2015 and 2016.
(2) Computed assuming a combined state and federal tax rate of 37% for 2012, and 38% on eligible tax-deductible expenses for 2014, 2015 and 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The Bank operates a total of 43 banking offices in Iowa, Minnesota, Wisconsin, and Florida. It provides full service retail banking in the communities in which its branch offices are located and also offers trust and investment management services.
On May 1, 2015, we completed our merger with Central, pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company. On April 2, 2016, Central Bank merged with and into the Bank. See Note 2. “Business Combination” to our consolidated financial statements.

Financial results for 2016 were not as strong as for the previous five years, during which the Company experienced all-time highs in terms of earnings per share. Net income for the year ended December 31, 2016 was $20.4 million, a decrease of $4.7 million, or 18.8%, compared to $25.1 million of net income for 2015, with diluted earnings per share of $1.78 and $2.42 for the comparative twelve month periods, respectively. The decrease in net income was due primarily to increased salaries and employee benefits expense in 2016, reflecting the increased number of our employees after the holding company merger and $1.7 million of merger-related stay bonuses and severance expenses. The year 2016 results reflect a full year of operations after the merger with Central, while the year 2015 included only eight months of post-merger operations. The income for the year 2016 reflects higher noninterest expense partially offset by increased net interest income and increased noninterest income. After excluding the effects of $4.6 million ($2.9 million after tax) of expenses related to the merger with Central Bank, adjusted diluted earnings per share for the year ended December 31, 2016, were $2.03, compared to $2.70, after excluding $3.5 million ($3.0 million after tax) of expenses related to the merger with Central, for the same period last year. Return on average assets (“ROAA”) and return on average tangible equity (“ROATE”) for the full year of 2016, including merger expenses, of 0.68% and 10.13%, respectively, decreased from 0.91% and 14.29%, respectively, for 2015. These returns are lower than our results for the past five years as well as our long term goals. Our 12 to 24 month goal is to return ROAA closer to the 1% level and ROATE to the 12 to 14% range.
Total assets increased to $3.08 billion at December 31, 2016 from $2.98 billion at December 31, 2015. Total deposits at December 31, 2016, were $2.48 billion, an increase of $16.9 million, or 0.7%, from December 31, 2015. The mix of deposits experienced increases between December 31, 2015 and December 31, 2016 of $71.9 million, or 6.8%, in interest-bearing checking deposits, $8.2 million, or 4.3%, in savings deposits, and $1.8 million, or 0.27%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing demand deposits of $65.0 million, or 11.6% between December 31, 2015 and December 31, 2016. Total loans (excluding loans held for sale) increased $13.2 million, or 0.6%, from $2.15 billion at December 31, 2015, to $2.17 billion at December 31, 2016. The increase was primarily concentrated in commercial real estate-other, multifamily, construction and development, and farmland loans. During 2016 we sold our offices in Barron and Rice Lake, Wisconsin and in Davenport, Iowa. Combined, these offices accounted for $39.6 million in deposits and $47.2 million in loans at the time of the sales. The Company increased its loans and deposits in 2016 despite these asset and deposit sales. On a geographic basis, loans increased in Minnesota, Wisconsin, and Florida and decreased in Iowa while the Iowa market contributed the largest increase in deposits in the Company.
Net interest income for the year ended December 31, 2016, was $99.6 million, up $9.5 million, or 10.6%, from $90.1 million for the year ended December 31, 2015, primarily due to an increase of $11.6 million, or 11.5%, in interest income. Loan interest income increased $11.6 million, or 13.4%, to $98.2 million for the year 2016 compared to the year 2015, primarily due to the merger-related increase in average loan balances of $198.5 million, or 10.1%, between the two periods, and despite the effect of a decrease in the merger-related discount accretion to $3.2 million for the year ended December 31, 2016, compared to $4.4 million for the year ended December 31, 2015. Interest expense was $12.7 million for the year ended December 31, 2016, an increase of $2.1 million, or 19.5%, compared to the year of 2015. Interest expense on deposits increased $1.5 million, or 19.7%, to $9.4 million for the year ended December 31, 2016 (including $0.9 million in merger-related amortization of the purchase accounting premium on certificates of deposit), compared to $7.8 million (including $1.1 million in merger-related amortization) for the year ended December 31, 2015. We posted a net interest margin of 3.80% for the year 2016, up 9 basis points from the net interest margin of 3.71% for the same period in 2015. An increase in both the volume and of yield received on loans was the primary driver of the increased margin.
A contributor to our decline in net income in 2016 from 2015 was the increase in our provision for loan losses. The provision for loan losses for the year 2016 increased $2.9 million to $8.0 million from $5.1 million for the same period in 2015, primarily due to the increased level of impaired loans and the greater level of loans moving from the purchased accounting portfolio to our standard methodology.
For the year ended December 31, 2016, noninterest income rose to $23.4 million, an increase of $2.2 million, or 10.6%, from $21.2 million during 2015. The greatest increase for the year ended December 31, 2016, was in loan origination and servicing fees which increased $1.0 million, or 36.8%, in the year 2016, from $2.8 million for the same period in 2015, due to increased gains on the sale of SBA loans. Our Home Mortgage Center (“HMC”) enjoyed a year of increased revenues of 37.8% during the year 2016 compared to 2015. Despite the increased revenues, we continue to believe we are underperforming the peers of the HMC, and one of 2017’s goals is to improve the bottom line performance of this business line. Another significant contributor to the overall increase in noninterest income was service charges and fees on deposit accounts, which increased $0.8 million to $5.2 million for the year 2016, compared with $4.4 million for the same period of 2015. We believe that there is potential here as well to continue to see modest increases in this category in the year ahead. Other service charges and fees rose from $5.2 million for the year ended December 31, 2015, to $6.0 million for the year ended December 31, 2016, an increase of $0.7 million, or 14.1%. Other gain increased $0.6 million to a gain of $1.1 million for the year ended December 31, 2016, compared to a gain of $0.5 million for the year ended December 31, 2015. The year 2016 reflected a net gain on other real estate owned of $0.6 million, a net gain on the sale of the Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices of $1.4 million, and the writedown of other real estate owned of $0.6 million. The year 2015 included a net loss on other real estate owned of $0.2 million, and a net gain of $0.7 million on the sale of the Ottumwa, Iowa branch office. These increases were partially offset by decreased gains on the sale of available for sale securities of $0.5 million between the years 2015 and 2016. In addition, trust, investment, and insurance fees decreased to $5.6 million for the year 2016, a decline of $0.4 million, or 7.2%, from $6.0 million for the same period in 2015.
Noninterest expense increased to $87.8 million for the year ended December 31, 2016 compared with $73.2 million for the year ended December 31, 2015, an increase of $14.6 million, or 20.0%. All categories of noninterest expense increased for the year ended December 31, 2016, with the exception of professional fees, which decreased $0.7 million, or 14.5%, due to lower merger-related expenses for professional fees of $0.3 million for the year of 2016 compared with $1.9 million for the same period last year. Salaries and employee benefits increased $7.7 million, or 18.5%, from $41.9 million for the year ended December 31, 2015, to $49.6 million for the year ended December 31, 2016. This increase includes $2.1 million of merger-related expenses for the year ended December 31, 2016, compared to $0.6 million for the same period in 2015. The increase in salaries and employee benefits is primarily due to the increased number of employees after the merger with Central and merger-related stay bonuses and severance costs. We expect lower salaries and employee benefits in the future due to the absence of the merger-related costs. Net occupancy and equipment expense rose from $10.0 million for the year of 2015 to $13.1 million for the same period of 2016, an increase of $3.1 million, or 31.0%. The increase in data processing expense for the year ended December 31, 2016, of $2.3 million, or 85.8%, was attributable primarily to one-time contract termination expenses of $1.9 million in connection with the merger of the Bank and Central Bank. When we announced our merger with Central in 2014, we set a goal to reduce our non-interest expenses by $8.0 million from the pro-forma company’s non-interest expense. At this time, we believe we are on track to exceed this goal in 2017.
Nonperforming loans increased from $11.5 million, or 0.54% of total bank loans, at December 31, 2015, to $28.5 million, or 1.31% of total bank loans, at December 31, 2016. The increase was due primarily to a higher level of nonaccrual loans. As of December 31, 2016, the allowance for loan losses was $21.9 million, or 1.01% of total loans, compared with $19.4 million, or 0.90% of total loans at December 31, 2015. The allowance for loan losses represented 76.76% of nonperforming loans at December 31, 2016, compared with 168.52% of nonperforming loans at December 31, 2015. The Company had net loan charge-offs of $5.6 million in the year ended December 31, 2016, or an annualized 0.26% of average loans outstanding, and our level of non-performing loans to total loans rose to 1.31%, compared to net charge-offs of $2.1 million, or an annualized 0.11% of average loans outstanding, and a non-performing loans to total loan ratio of 0.54% for the same period of 2015. During the fourth quarter of 2016, we held three loans that had shown gradual deterioration as 2016 progressed but experienced an impairment triggering event in the fourth quarter of 2016, and two loans that had unexpected credit deterioration, during the quarter. This resulted in appropriate charge-offs for these loans and increased provision for loan losses during the fourth quarter of 2016.
The Company’s capital position increased in 2016 compared to 2015, with our tangible equity to tangible assets (both net of associated deferred tax liability on intangibles) ratio of 7.62%, which was below our target range of 8.00% to 8.50%, but higher than the December 31, 2015 ratio of 7.51%. Our regulatory capital levels remain well above the minimums established to be considered well-capitalized.

Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses

The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believe the allowance for loan losses as of December 31, 2016, was adequate to absorb probable losses in the existing portfolio.

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
Goodwill and Intangible Assets

Goodwill and intangible assets arise from business combinations accounted for as a purchase. In May 2015, we completed our merger with Central. We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger. The goodwill was assigned to the Bank. As a general matter, goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. The other intangible assets reflected on our financial statements are core deposit premium, insurance agency, trade name, and customer list intangibles. The establishment and subsequent amortization, when required by the accounting standards, of these intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. We assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information related to our intangible assets.
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

Results of Operations - Three-Year Period Ended December 31, 2016

Summary

Our consolidated net income for the year ended December 31, 2016 was $20.4 million, or $1.78 per fully-diluted share, compared to net income of $25.1 million, or $2.42 per fully-diluted share, for the year ended December 31, 2015. The decrease in consolidated net income was due primarily to a $14.6 million, or 20.0%, increase in noninterest expense from 2015 to 2016, which was mainly due to the inclusion of a full year of expenses related to the Central merger in 2016, versus eight months of post-merger operations in 2015. Salaries and employee benefits increased $7.7 million, or 18.5%, from the year ended December 31, 2015 to the year ended December 31, 2016. In addition, the provision for loan losses for the year 2016 increased $2.9 million to $8.0 million from $5.1 million for the same period in 2015, primarily due to the increased level of impaired loans and the greater level of loans moving from the purchased accounting portfolio to our standard methodology for the allowance for loan and lease losses (“ALLL”) in 2016. Partially offsetting these expense increases there was a $9.5 million, or 10.6%, increase in net interest income, again mainly related to the merger with Central. We also experienced a mainly merger-related increase in noninterest income to $23.4 million for the year ended December 31, 2016 from $21.2 million for 2015, which was primarily due to a $1.0 million increase in loan origination and servicing fees to $3.8 million, compared with $2.8 million in 2015. Merger-related expenses paid were $4.6 million ($2.9 million after tax), for the year ended December 31, 2016, compared to $3.5 million ($3.0 million after tax) for the year ended December 31, 2015. After excluding the effects of the merger-related expenses, adjusted diluted earning per share for the year ended December 31, 2016 were $2.03, compared to $2.70 for the year ended December 31, 2015.
Our consolidated net income for the year ended December 31, 2015 was $25.1 million, or $2.42 per fully-diluted share, compared to net income of $18.5 million, or $2.19 per fully-diluted share, for the year ended December 31, 2014. The increase in consolidated net income was due primarily to a $31.3 million, or 58.3%, increase in net interest income after provision for loan losses, mainly related to the merger with Central. We also experienced a mainly merger-related increase in noninterest income to $21.2 million for the year ended December 31, 2015 from $15.3 million for 2014, which was primarily due to a $2.9 million increase in other service charges and fees to $5.2 million, compared with $2.3 million in 2014. These increases were partially offset by a $29.8 million, or 68.6%, increase in noninterest expense from 2014 to 2015, which was mainly due to the inclusion of expenses related to the closing of the merger with Central and eight months of post-merger expenses in 2015. Salaries and employee benefits increased $16.9 million, or 68.0%, from the year ended December 31, 2014 to the year ended December 31, 2015. Merger-related expenses paid were $3.5 million ($3.0 million after tax), for the year ended December 31, 2015 compared to $1.1 million ($1.0 million after tax) in merger expenses in 2014. After excluding the effects of $3.5 million of expenses related to the merger with Central, adjusted diluted earning per share for the year ended December 31, 2015 were $2.70, compared to $2.31 for the year ended December 31, 2014.
We ended 2016 with an allowance for loan losses of $21.9 million, which represented 76.8% coverage of our nonperforming loans at December 31, 2016 as compared to 168.5% at December 31, 2015 and 125.7% coverage of our nonperforming loans (excluding loan pool participations) at December 31, 2014. Nonperforming loans totaled $28.5 million as of December 31, 2016 compared with $11.5 million and $13.0 million at December 31, 2015 and December 31, 2014, respectively. For the year ended December 31, 2016, the provision for loan losses increased to $8.0 million from $5.1 million for 2015, which had increased from $1.2 million for 2014. The increased provision primarily reflects the increase in outstanding loan balances due to the merger, the increase in nonperforming loans, and organic loan growth.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2016, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	As of the Years Ended December 31,
	2016	2015	2014
Return on average assets	0.68%	0.91%	1.05%
Return on average shareholders' total equity	6.69	9.84	9.94
Return on average tangible common equity	10.13	14.29	10.61
Dividend payout ratio	35.96	24.79	26.36
Average equity to average assets	10.18	9.21	10.58
Equity to assets ratio (at period end)	9.92	9.94	10.71
For information on the calculation of certain non-GAAP measures please see pages 30 to 32.
Net Interest Income

Net interest income is the difference between interest income and fees earned on interest-earning assets, less interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is tax-equivalent net interest income as a percent of average interest-earning assets.
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 35%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative interest-earning assets. In addition to yield, various other risks are factored into the evaluation process.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates/yields for the periods shown. Average information is provided on a daily average basis.

	Year ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average interest-earning assets:
Loans (1)(2)(3)	$2,161,376	$99,854	4.62%	$1,962,846	$87,837	4.47%	$1,092,280	$49,623	4.54%
Loan pool participations (4)	—	—	—	10,032	798	7.95	24,321	1,516	6.23
Investment securities:
Taxable investments	358,727	8,297	2.31	362,217	7,734	2.14	364,153	8,921	2.45
Tax exempt investments (2)	192,656	8,726	4.53	180,298	8,451	4.69	170,218	8,335	4.90
Total investment securities	551,383	17,023	3.09	542,515	16,185	2.98	534,371	17,256	3.23
Federal funds sold and interest-bearing balances	34,734	166	0.48	26,288	71	0.27	18,158	46	0.25
Total earning assets	$2,747,493	$117,043	4.26%	$2,541,681	$104,891	4.13%	$1,669,130	$68,441	4.10%
Noninterest-earning assets:
Cash and due from banks	37,335			39,474			19,295
Premises and equipment	75,948			66,842			32,336
Allowance for loan losses	(20,909)			(18,866)			(18,575)
Other assets	154,008			143,964			58,590
Total assets	$2,993,875			$2,773,095			$1,760,776
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,282,994	$3,418	0.27%	$1,139,175	$2,987	0.26%	$706,662	$2,313	0.33%
Certificates of deposit	649,986	5,961	0.92	648,516	4,851	0.75	469,351	4,714	1.00
Total deposits	1,932,980	9,379	0.49	1,787,691	7,838	0.44	1,176,013	7,027	0.60
Federal funds purchased and repurchase agreements	74,566	205	0.27	69,498	210	0.30	59,012	127	0.22
Federal Home Loan Bank borrowings	104,954	1,827	1.74	86,614	1,451	1.68	103,515	2,092	2.02
Long-term debt and other	45,788	1,311	2.86	40,603	1,149	2.83	15,904	305	1.92
Total borrowed funds	225,308	3,343	1.48	196,715	2,810	1.43	178,431	2,524	1.41
Total interest-bearing liabilities	$2,158,288	$12,722	0.59%	$1,984,406	$10,648	0.54%	$1,354,444	$9,551	0.71%
Net interest spread (2)			3.67%			3.59%			3.39%
Noninterest-bearing liabilities
Demand deposits	$512,383			$488,312			$208,071
Other liabilities	18,534			45,070			11,886
Shareholders’ equity	304,670			255,307			186,375
Total liabilities and shareholders’ equity	$2,993,875			$2,773,095			$1,760,776
Interest income/earning assets (2)	$2,747,493	$117,043	4.26%	$2,541,681	$104,891	4.13%	$1,669,130	$68,441	4.10%
Interest expense/earning assets	$2,747,493	$12,722	0.46%	$2,541,681	$10,648	0.42%	$1,669,130	$9,551	0.57%
Net interest income/margin (2)(5)		$104,321	3.80%		$94,243	3.71%		$58,890	3.53%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,692			$1,293			$1,157
Securities		3,023			2,898			2,880
Total tax equivalent adjustment		4,715			4,191			4,037
Net Interest Income		$99,606			$90,052			$54,853

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31, 2016, 2015, and 2014
	Year 2016 to 2015 Change due to			Year 2015 to 2014 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$9,102	$2,915	$12,017	$38,969	$(755)	$38,214
Loan pool participations	(399)	(399)	(798)	(1,058)	340	(718)
Investment securities:
Taxable investments	(75)	638	563	(47)	(1,140)	(1,187)
Tax exempt investments (tax equivalent)	566	(291)	275	481	(365)	116
Total investment securities	491	347	838	434	(1,505)	(1,071)
Federal funds sold and interest-bearing balances	28	67	95	22	3	25
Change in interest income	9,222	2,930	12,152	38,367	(1,917)	36,450
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	382	49	431	1,203	(529)	674
Certificates of deposit	11	1,099	1,110	1,524	(1,387)	137
Total deposits	393	1,148	1,541	2,727	(1,916)	811
Federal funds purchased and repurchase agreements	15	(20)	(5)	25	58	83
Federal Home Loan Bank borrowings	317	59	376	(313)	(328)	(641)
Other long-term debt	148	14	162	646	198	844
Total borrowed funds	480	53	533	358	(72)	286
Change in interest expense	873	1,201	2,074	3,085	(1,988)	1,097
Increase in net interest income	$8,349	$1,729	$10,078	$35,282	$71	$35,353
Percentage increase in net interest income over prior period			10.7%			60.0%

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets were $2.75 billion in 2016, an increase of $205.8 million, or 8.1%, from $2.54 billion in 2015. The growth in the average balance of earning assets in 2016 compared to 2015 was due primarily to an increase in average loans outstanding of $198.5 million, or 10.1%, primarily due to a full year of post-merger balances in 2016 as opposed to only eight months of post-merger balances in 2015, partially offset by a decrease in average loan pool participations of $10.0 million, or 100.0%, due to the sale of the complete portfolio of loan pool participations during 2015. Average earning assets in 2015 increased by $872.6 million, or 52.3%, from 2014. The growth in the average balance of earning assets in 2015 compared to 2014 was due primarily to increased average loans outstanding due to the merger, partially offset, again, by a decrease in average loan pool participations of $14.3 million, or 58.8%, due to the sale of the complete portfolio during 2015. Interest-bearing liabilities averaged $2.16 billion for the year ended December 31, 2016, an increase of $173.9 million, or 8.8%, from the average balance for the year ended December 31, 2015. An increase in average deposits of $145.3 million during 2016 compared to 2015, mainly due to the merger, accounted for the majority of the increase in average interest-bearing liabilities. Average borrowed funds increased $28.6 million during 2016 compared to 2015, primarily due to new FHLB borrowings. Interest-bearing liabilities averaged $1.98 billion for the year ended December 31, 2015, an increase of $630.0 million, or 46.5%, from the average balance for the year ended December 31, 2014. An increase in average deposits of $611.7 million during 2015 compared to 2014, mainly due to the merger, accounted for the majority of the increase in average interest-bearing liabilities. Average borrowed funds increased $18.3 million during 2015 compared to 2014, primarily due to the assumption of new long-term debt and junior subordinated notes related to the merger.
Interest income, on a tax-equivalent basis, increased $12.2 million, or 11.6%, to $117.0 million in 2016 from $104.9 million in 2015. Tax equivalent interest income in 2015 increased $36.5 million, or 53.3%, to $104.9 million in 2015 from $68.4 million in 2014. The higher interest income in 2016 compared to 2015, was due primarily to the merger-related increase in the volume of loans, the increased interest rate on loans and the inclusion in loan interest income of $3.2 million of merger-related loan discount accretion, which increased interest income, and by an increase in the yield on investment securities. In 2015, interest income increased compared to 2014 due primarily to the merger-related increase in the volume of loans, and the inclusion in loan interest income of $4.4 million of merger-related loan discount accretion, which increased interest income, partially offset by a decrease in the yield on investment securities. Our yield on average earning assets was 4.26% in 2016 compared to 4.13% in 2015 and 4.10% in 2014. The increase in 2016 compared to 2015, as well as the increase between 2015 compared to 2014, was primarily due to the positive effect of purchase accounting accretion in loans.
Interest expense increased during 2016 by $2.1 million, or 19.5%, to $12.7 million from $10.6 million in 2015. Interest expense in 2015 increased by $1.1 million, or 11.5%, from 2014. The increase in interest expense during 2016 compared to 2015 was primarily due to the full year of additional cost of merger-related assumptions of deposits and debt, partially offset by the lower expense on federal funds and repurchase agreements, and the inclusion of $0.9 million of merger-related premium amortization on certificate of deposits, which served to decrease deposit interest expense. The increase in interest expense during 2015 compared to 2014 was primarily due to the additional cost of merger-related assumptions of deposits and debt, partially offset by the lower expense on FHLB borrowings, and the inclusion of $1.1 million of merger-related premium amortization on certificate of deposits. The average rate paid on interest-bearing liabilities was 0.59% in 2016 compared to 0.54% in 2015 and 0.71% in 2014.
Net interest income, on a tax-equivalent basis, increased 10.7% in 2016 to $104.3 million from $94.2 million in 2015. The higher volume on earning assets during 2016, offset somewhat by the higher volume of interest-bearing liabilities, account for the majority of the increase. Tax-equivalent net interest income in 2015 increased by $35.4 million, or 60.0%, from 2014. Net interest margin, which is our net interest income expressed as a percentage of average interest-earning assets stated on a tax-equivalent basis, was higher at 3.80% during 2016 compared to 3.71% in 2015 and 3.53% in 2014. The net interest spread, also on a tax-equivalent basis, was 3.67% in 2016 compared to 3.59% in 2015 and 3.39% in 2014.
Net interest income increased in 2016 as compared to 2015 due primarily to the increase in interest earned on interest-earning assets, due to increased average balances and rates on interest-earning assets, partially offset by the increase in interest paid on interest-bearing liabilities. The increased interest income in 2016 included $3.2 million of merger-related discount accretion income for loans, combined with the inclusion of $0.9 million of merger-related amortization of the purchase accounting premium on certificates of deposit. The increased net interest income for 2015 as compared to 2014 was due primarily to the increase in interest earned on interest-earning assets due to increased average balances on interest-earning assets, partially offset by the increase in interest paid on interest-bearing liabilities. The increased interest income in 2015 included $4.4 million of merger-related discount accretion income for loans, combined with the inclusion of $1.1 million of merger-related amortization of the purchase accounting premium on certificates of deposit. The average balance sheets reflect a competitive marketplace on both interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products, have remained low since 2008, even as general market interest rates begin to slowly rise.
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
Our provision for loan losses was $8.0 million during 2016 compared to $5.1 million in 2015 and $1.2 million in 2014. The increased provision reflects the increase in both nonperforming and outstanding loan balances since the merger. Purchased loans acquired in the merger were recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. The level of provision expense during 2014, 2015, and 2016 was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. See further discussion of the nonperforming loans, under the section Nonperforming Assets.

Noninterest Income
The following table set forth the various categories of noninterest income for the years ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$5,574	$6,005	$(431)	(7.2)%	$6,005	$5,771	$234	4.1%
Service charges and fees on deposit accounts	5,219	4,401	818	18.6	4,401	3,279	1,122	34.2
Loan origination and servicing fees	3,771	2,756	1,015	36.8	2,756	1,554	1,202	77.3
Other service charges and fees	5,951	5,215	736	14.1	5,215	2,307	2,908	126.1
Bank-owned life insurance income	1,366	1,307	59	4.5	1,307	1,102	205	18.6
Gain on sale or call of available for sale securities	464	1,011	(547)	(54.1)	1,011	1,227	(216)	(17.6)
Loss on sale of premises and equipment	(44)	(29)	(15)	51.7	(29)	(1)	(28)	NM
Other gain	1,133	527	606	115.0	527	74	453	NM
Total noninterest income	$23,434	$21,193	$2,241	10.6%	$21,193	$15,313	$5,880	38.4%
Noninterest income as a % of total revenue*	18.0%	17.9%			17.9%	20.3%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on sales of securities, premises and equipment, and other gains or losses, and impairment of investment securities.

Total noninterest income for the year ended December 31, 2016 was $23.4 million, an increase of $2.2 million, or 10.6%, from $21.2 million during the same period of 2015, primarily due to the merger. The greatest increase for the year ended December 31, 2016 compared to 2015, was in loan origination and servicing fees which increased $1.0 million, or 36.8%, in the year 2016, from $2.8 million for the same period in 2015, due to increased gains on the sale of SBA loans. Another significant contributor to the overall increase in noninterest income was service charges and fees on deposit accounts, which increased $0.8 million to $5.2 million for the year 2016, compared with $4.4 million for the same period of 2015. Other service charges and fees rose from $5.2 million for the year ended December 31, 2015, to $6.0 million for the year ended December 31, 2016, an increase of $0.7 million, or 14.1%. Other gain increased $0.6 million to a gain of $1.1 million for the year ended December 31, 2016, compared to a gain of $0.5 million for the year ended December 31, 2015. The year 2016 reflected a net gain on other real estate owned of $0.6 million, a net gain on the sale of the Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices of $1.4 million, and the writedown of other real estate owned of $0.6 million. The year 2015 included a net loss on other real estate owned of $0.2 million, and a net gain of $0.7 million on the sale of the Ottumwa, Iowa branch office. These increases were partially offset by decreased gains on the sale of available for sale securities of $0.5 million between the years 2015 and 2016. In addition, trust, investment, and insurance fees also decreased to $5.6 million for the year 2016, a decline of $0.4 million, or 7.2%, from $6.0 million for the same period in 2015.
Management has set a strategic goal for the percentage of total revenue that noninterest income represents (net interest income plus noninterest income before gains or losses on sales of securities available for sale, premises and equipment, other gains or losses, and impairment of investment securities) to be 25%. In 2016, noninterest income comprised 18.0% of total revenues, compared with 17.9% for 2015 and 20.3% for 2014. The decline between 2015 and 2014 was due to Central having a lower level of noninterest income as a percentage of total revenues than the pre-merger Company. We expect that continued management focus on increasing the rate of growth in our both trust and investment services revenues and mortgage origination and loan servicing fees as a percentage of noninterest income will gradually improve this ratio going forward.
Total noninterest income for the year ended December 31, 2015 was $21.2 million, an increase of $5.9 million, or 38.4%, from $15.3 million in 2014. While all but two of the major noninterest income categories improved, primarily due to the merger, the greatest increase for the year ended December 31, 2015 compared to 2014, was in other service charges, commissions and fees, which rose from $2.3 million for the year ended December 31, 2014, to $5.2 million for the year ended December 31, 2015, an increase of $2.9 million, or 126.1%. While the majority of the increase in noninterest income was due to the merger, $0.7 million represents the gain on the sale of our Ottumwa, Iowa branch, which was completed in early December 2015. Loan origination and servicing fees in the year ended December 31, 2015 increased $1.2 million, or 77.3%, from $1.6 million for the same period in 2014. Another significant contributor to the overall increase in noninterest income was service charges and fees on deposit accounts, which increased $1.1 million to $4.4 million for the year of 2015 compared with $3.3 million for the same period of 2014. Trust, investment, and insurance fees also increased to $6.0 million for the year ended December 31, 2015, an improvement of $0.2 million, or 4.1%, from $5.8 million for the same period in 2014. These increases were partially offset by decreased gains on the sale of available for sale securities of $0.2 million between 2014 and 2015.
Noninterest Expense
The following table set forth the various categories of noninterest expense for the years ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31,
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$49,621	$41,865	$7,756	18.5%	$41,865	$24,918	$16,947	68.0%
Net occupancy and equipment expense	13,066	9,975	3,091	31.0	9,975	6,293	3,682	58.5
Professional fees	4,216	4,929	(713)	(14.5)	4,929	3,606	1,323	36.7
Data processing expense	4,940	2,659	2,281	85.8	2,659	1,565	1,094	69.9
FDIC insurance expense	1,563	1,397	166	11.9	1,397	964	433	44.9
Amortization of intangible assets	3,970	3,271	699	21.4	3,271	547	2,724	498.0
Other operating expense	10,430	9,080	1,350	14.9	9,080	5,520	3,560	64.5
Total noninterest expense	$87,806	$73,176	$14,630	20.0%	$73,176	$43,413	$29,763	68.6%
Noninterest expense increased to $87.8 million for the year ended December 31, 2016 compared with $73.2 million for the year ended December 31, 2015, an increase of $14.6 million, or 20.0%. All categories of noninterest expense increased for the year ended December 31, 2016 compared to 2015, with the exception of professional fees, which decreased $0.7 million, or 14.5%, due to lower merger-related expenses for professional fees of $0.3 million for the year of 2016 compared with $1.9 million for the same period last year. Salaries and employee benefits increased $7.7 million, or 18.5%, from $41.9 million for the year ended December 31, 2015, to $49.6 million for the year ended December 31, 2016. This increase includes $2.1 million of merger-related expenses for the year ended December 31, 2016, compared to $0.6 million for the same period in 2015. The increase in salaries and employee benefits is primarily due to the increased number of employees after the merger with Central and merger-related stay bonuses and severance costs. We expect lower salaries and employee benefits in the future due to the absence of the merger-related costs. Net occupancy and equipment expense rose from $10.0 million for the year of 2015 to $13.1 million for the same period of 2016, an increase of $3.1 million, or 31.0%. The increase in data processing expense for the year ended December 31, 2016 compared to 2015, of $2.3 million, or 85.8%, was attributable primarily to one-time contract termination expenses of $1.9 million in connection with the merger of the Bank and Central Bank.
In 2015 noninterest expense increased to $73.2 million compared with $43.4 million for the year ended December 31, 2014, an increase of $29.8 million, or 68.6%. The increase in 2015 compared to 2014 was mainly due to the inclusion of expenses related to the closing of the merger and eight months of post-merger expenses. Salaries and employee benefits increased $16.9 million, or 68.0%, from the year ended December 31, 2014 to the year ended December 31, 2015, primarily as a result of the increase in number of employees as a result of the merger. Merger-related expenses paid were $3.5 million ($3.0 million after tax) for the year ended December 31, 2015, compared to $1.1 million ($1.0 million after tax) for the year ended December 31, 2014. These expenses are reflected mainly in professional fees expense of $4.9 million during the year ended December 31, 2015, compared to professional fees expense of $3.6 million for the year ended December 31, 2014, and an increase of $3.6 million, or 64.5%, in other operating expense for the year of 2015 compared to the same period in 2014. Amortization on intangible assets increased $2.7 million, to $3.3 million for the year ended December 31, 2015 compared with $0.5 million for the year ended December 31, 2014, due to eight months of amortization on the addition of $14.2 million of merger-related intangibles. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements.
Full-time equivalent employee levels were 587, 648 and 374 at December 31, 2016, 2015 and 2014, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 25.2% for 2016 compared with 23.7% for 2015. The higher effective rate in 2016 was primarily due to a reduction of $1.9 million in the recognition of rehabilitation and historic tax credits from $2.3 million in 2015 to $0.4 million in 2016. Income tax expense decreased by $1.0 million to $6.9 million in 2016 compared to tax expense of $7.8 million for 2015 due primarily to decreased taxable income, net of the decreased tax credits.
Income taxes increased by $0.8 million for 2015 compared with 2014 due to increased taxable income. The effective income tax rate as a percentage of income before tax was 23.7% for 2015, compared with 27.5% for 2014. The lower effective rate in 2015 was primarily due to the recognition of the estimated income tax benefit of rehabilitation and historic tax credits on the Company’s headquarters building in the amount of $2.3 million for the year 2015, which was offset in part by a change in the level of taxable income between the comparable periods because of the merger.

Financial Condition - December 31, 2016 and 2015
Summary
Our total assets increased $99.6 million, or 3.3%, to $3.08 billion as of December 31, 2016 from $2.98 billion as of December 31, 2015. This growth resulted primarily from an increase in investment securities, which increased $100.2 million, or 18.4%, and total loans, which increased $13.2 million, or 0.6%, despite the loss of approximately $47.2 million of loans related to the sale of our Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices during 2016. These increases were partially offset by decreases in other real estate owned of $6.7 million, or 76.3%, intangible assets of $4.0 million, or 20.7%, and cash and cash equivalents of $3.9 million, or 8.2%, between December 31, 2016 and December 31, 2015. Our loan-to-deposit ratio declined slightly to 87.3% at year-end 2016 compared to 87.4% at year-end 2015, with our target range being between 80% and 90%.
Total liabilities increased by $90.3 million from December 31, 2015 to December 31, 2016. Our deposits increased $16.9 million, or 0.7%, to $2.48 billion as of December 31, 2016 from $2.46 billion at December 31, 2015, despite the loss of approximately $39.6 million of deposits from the sale of our Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices in 2016. The mix of deposits saw increases between December 31, 2015 and December 31, 2016 of $71.9 million, or 6.8%, in interest-bearing checking deposits, $8.2 million, or 4.3%, in savings deposits, and $1.8 million, or 0.27%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing demand deposits of $65.0 million, or 11.6% between December 31, 2015 and December 31, 2016. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program decreased by $0.2 million in 2016 to $2.6 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (“ICS”) program increased by $18.8 million to $39.0 million. We have an internal policy limit on brokered deposits of not more than 10% of our total assets. At December 31, 2016 brokered deposits were 1.4% of our total assets. FHLB borrowings were $115.0 million at December 31, 2016 compared to $87.0 million at December 31, 2015, an increase of $28.0 million, or 32.2%. Junior subordinated notes issued to capital trusts increased from $23.6 million at December 31, 2015 to $23.7 million at December 31, 2016 as a result of the discount accretion. The increased borrowings were executed to fund the purchase of investment securities and origination of new loans. The Company initiated new long-term borrowings from an unaffiliated bank of $25.0 million during the second quarter of 2015 in connection with the closing of the holding company merger. At December 31, 2016, this note had an outstanding balance of $17.5 million, a decrease of $5.0 million, or 22.2%, from December 31, 2015, due to normal scheduled repayments. Securities sold under agreement to repurchase rose $14.7 million between December 31, 2015 and December 31, 2016, and federal funds purchased increased by $34.2 million between the two dates, both as a result of normal business cash need fluctuations.

Shareholders’ equity increased by $9.3 million primarily due to net income of $20.4 million for the year of 2016, and a $0.6 million decrease in treasury stock due to the issuance of 17,567 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $7.3 million in common stock dividends, and a $4.5 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale.

	December 31,	December 31,
	2016	2015	$ Change	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$477,518	$427,241	$50,277	11.8%
Investment securities held to maturity	168,392	118,423	49,969	42.2
Net loans	2,143,293	2,132,515	10,778	0.5
Premises and equipment	75,043	76,202	(1,159)	(1.5)
Goodwill	64,654	64,548	106	NM
Other intangible assets, net	15,171	19,141	(3,970)	(20.7)
Total Assets	$3,079,575	$2,979,975	$99,600	3.3%
Liabilities
Deposits:
Noninterest bearing	$494,586	$559,586	$(65,000)	(11.6)%
Interest bearing	1,985,862	1,903,935	81,927	4.3
Total deposits	2,480,448	2,463,521	16,927	0.7
Federal Home Loan Bank borrowings	115,000	87,000	28,000	32.2
Junior subordinated notes issued to capital trusts	23,692	23,587	105	0.4
Long-term debt	17,500	22,500	(5,000)	(22.2)
Total liabilities	$2,774,119	$2,683,797	$90,322	3.4%
Shareholders’ equity	$305,456	$296,178	$9,278	3.1%

Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. The size of the portfolio varies along with fluctuations in levels of deposits and loans. Our investment securities portfolio totaled $645.9 million at December 31, 2016 compared to $545.7 million at December 31, 2015. The increase was due primarily to management’s efforts to utilize any excess liquidity to maintain profitable balance sheet leverage.
Securities available for sale are carried at fair value. As of December 31, 2016, the fair value of our securities available for sale was $477.5 million and the amortized cost was $479.4 million. There were $4.2 million of gross unrealized gains and $6.0 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized loss of $1.8 million. The after-tax effect of this unrealized loss has been included in shareholders’ equity. The ratio of the fair value as a percentage of amortized cost decreased compared to December 31, 2015, due to an increase in interest rates, particularly in the market for tax-exempt municipal securities, during 2016.
U.S. treasury and U.S. government agency securities as a percentage of total securities decreased to 0.9% at December 31, 2016, from 6.2% at December 31, 2015, and obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities also decreased to 42.3% at December 31, 2016, from 45.8% at December 31, 2015. Investments in mortgage-backed securities and collateralized mortgage obligations increased to 40.4% of total securities at December 31, 2016, as compared to 36.3% of total securities at December 31, 2015, and corporate debt securities increased to 16.2% at December 31, 2016, as compared to 11.6% of total securities at December 31, 2015. As of December 31, 2016 and 2015, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on these securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to significant credit-related losses.

We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows and prepayment risk, as well as the liquidity position and the interest rate risk profile of the Company.
The composition of securities available for sale was as follows:

	December 31,
	2016	2015	2014
(dollars in thousands)
Securities available for sale
U.S. Treasury	$—	$6,910	$—
U.S. Government agency securities and corporations	5,905	26,653	49,375
States and political subdivisions	165,272	183,384	195,199
Mortgage-backed securities	61,354	57,062	32,463
Collateralized mortgage obligations	171,267	106,404	146,132
Corporate debt securities	72,453	45,566	48,741
Other equity securities	1,267	1,262	3,032
Fair value of securities available for sale	$477,518	$427,241	$474,942
Amortized cost	$479,390	$421,740	$466,387
Fair value as a percentage of amortized cost	99.61%	101.30%	101.83%

Securities held to maturity are carried at amortized cost. As of December 31, 2016, the amortized cost of these securities was $168.4 million and the fair value was $164.8 million.
The composition of securities held to maturity was as follows:

	December 31,
	2016	2015	2014
(dollars in thousands)
Securities held to maturity
States and political subdivisions	$107,941	$66,454	$39,704
Mortgage-backed securities	2,398	3,920	22
Collateralized mortgage obligations	26,036	30,505	8,531
Corporate debt securities	32,017	17,544	3,267
Amortized cost	$168,392	$118,423	$51,524
Fair value of securities held to maturity	$164,792	$118,234	$51,253
Fair value as a percentage of amortized cost	97.86%	99.84%	99.47%
See Note 3. “Investment Securities,’’ and Note 20. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements for additional information related to the investment portfolio.

The maturities, carrying values and weighted average yields of debt securities as of December 31, 2016 were as follows:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Government agency securities and corporations	$—	—%	$5,034	1.59%	$871	2.04%	$—	—%
States and political subdivisions (2)	6,455	5.22	58,963	4.33	88,175	4.62	11,679	4.86
Mortgage-backed securities (3)	15	4.20	3,991	2.10	33,524	2.22	23,824	2.19
Collateralized mortgage obligations (3)	—	—	11,840	2.11	3,370	2.84	156,057	2.06
Corporate debt securities	5,013	1.10	59,240	2.07	8,200	2.29	—	—
Total debt securities available for sale	$11,483	3.42%	$139,068	3.02%	$134,140	3.82%	$191,560	2.25%

Securities held to maturity: (1)
States and political subdivisions (2)	$—	—%	$9,780	3.27%	$44,064	3.94%	$54,097	3.95%
Mortgage-backed securities (3)	—	—	—	—	14	6.00	2,384	3.00
Collateralized mortgage obligations (3)	—	—	—	—	—	—	26,036	1.95
Corporate debt securities	2,385	1.26	—	—	27,999	4.20	1,633	3.15
Total debt securities held to maturity	$2,385	1.26%	$9,780	3.27%	$72,077	4.04%	$84,150	3.29%
Total debt investment securities	$13,868	3.05%	$148,848	3.04%	$206,217	3.90%	$275,710	2.57%
(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 35% (the applicable federal income tax rate as of December 31, 2016).
(3) These securities are presented based upon contractual maturities.
As of December 31, 2016, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	As of December 31,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$113,343	5.2%	$121,714	5.7%	$104,809	9.3%	$97,167	8.9%	$84,726	8.2%
Commercial and industrial	459,481	21.2	467,412	21.7	303,108	26.7	262,368	24.1	237,193	22.9
Credit cards	1,489	0.1	1,377	0.1	1,246	0.1	1,028	0.1	1,001	0.1
Overdrafts(1)	—	—	1,483	0.1	744	0.1	537	0.1	759	0.1
Commercial real estate:
Construction & development	126,685	5.9	120,753	5.6	59,383	5.2	72,589	6.6	86,794	8.4
Farmland	94,979	4.4	89,084	4.1	83,700	7.4	85,475	7.9	81,063	7.8
Multifamily	136,003	6.3	121,763	5.7	54,886	4.8	55,443	5.1	47,758	4.6
Commercial real estate-other	706,576	32.6	660,341	30.7	228,552	20.2	220,917	20.3	224,369	21.7
Total commercial real estate	1,064,243	49.2	991,941	46.1	426,521	37.6	434,424	39.9	439,984	42.5
Residential real estate:
One- to four- family first liens	372,233	17.2	428,233	19.9	219,314	19.4	220,668	20.3	197,742	19.1
One- to four- family junior liens	117,763	5.4	102,273	4.7	53,297	4.7	53,458	4.9	55,134	5.3
Total residential real estate	489,996	22.6	530,506	24.6	272,611	24.1	274,126	25.2	252,876	24.4
Consumer	36,591	1.7	37,509	1.7	23,480	2.1	18,762	1.7	18,745	1.8
Total loans	$2,165,143	100.0%	$2,151,942	100.0%	$1,132,519	100.0%	$1,088,412	100.0%	$1,035,284	100.0%
Total assets	$3,079,575		$2,979,975		$1,800,302		$1,755,218		$1,792,819
Loans to total assets		70.3%		72.2%		62.9%		62.0%		57.7%
(1) - Beginning in 2016, the Company no longer considered overdrafts a separate class of loans, and these balances are now included in commercial and consumer loans, as appropriate.
Our loan portfolio, before allowance for loan losses, increased 0.6% to $2.17 billion as of December 31, 2016 from $2.15 billion at December 31, 2015, despite the loss of approximately $47.2 million of loans related to the sale of our Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices during 2016. Increased balances were primarily concentrated in commercial real estate loans, which increased $72.3 million, or 7.3%, to $1.06 billion as of December 31, 2016, from $991.9 million as of December 31, 2015. Within commercial real estate, other commercial real estate increased $46.2 million, or 7.0%, multifamily increased $14.2 million, or 11.7%, construction and development increased $5.9 million, or 4.9%, and farmland loans increased $5.9 million, or 6.6%, between December 31, 2016 and December 31, 2015. The increases were partially offset by decreases in residential real estate loans which decreased $40.5 million, or 7.6%, between December 31, 2016 and December 31, 2015, and agricultural loans which decreased $8.4 million, or 6.9%, between December 31, 2016 and December 31, 2015, to $113.3 million at December 31, 2016. Commercial and industrial loans also decreased $7.9 million, or 1.7%, to $459.5 million between December 31, 2016 and December 31, 2015. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $487.3 million and $437.3 million as of December 31, 2016 and 2015, respectively.
Our loan to deposit ratio decreased slightly to 87.3% at year end 2016 from 87.4% at the end of 2015, with our target range for this ratio being between 80% and 90%. The decrease in this ratio is reflective of deposits growing at a greater rate than new loan originations.

The following table sets forth remaining maturities and rate types of selected loans at December 31, 2016:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due In			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$86,699	$19,884	$6,760	$113,343	$5,948	$80,751	$19,868	$6,776
Commercial and industrial	222,410	138,492	98,579	459,481	70,102	152,308	150,211	86,860
Credit cards	1,489	—	—	1,489	—	1,489	—	—
Commercial real estate:
Construction & development	89,612	24,227	12,846	126,685	41,026	48,586	25,685	11,388
Farmland	20,450	44,501	30,028	94,979	17,459	2,991	50,304	24,225
Multifamily	25,279	55,515	55,209	136,003	13,874	11,405	71,067	39,657
Commercial real estate-other	125,917	319,394	261,265	706,576	104,158	21,759	330,133	250,526
Total commercial real estate	261,258	443,637	359,348	1,064,243	176,517	84,741	477,189	325,796
Residential real estate:
One- to four- family first liens	51,231	90,986	230,016	372,233	37,863	13,368	167,016	153,986
One- to four- family junior liens	20,472	39,093	58,198	117,763	6,210	14,272	33,067	64,214
Total residential real estate	71,703	130,079	288,214	489,996	44,073	27,640	200,083	218,200
Consumer	17,241	17,861	1,489	36,591	15,982	1,259	19,326	24
Total loans	$660,800	$749,953	$754,390	$2,165,143	$312,622	$348,188	$866,677	$637,656
Of the $985.8 million of variable rate loans, approximately $599.8 million, or 60.8%, are subject to interest rate floors, with a weighted average floor rate of 4.34%.
Nonperforming Assets
It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured with marketable collateral and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2016	2015	2014	2013	2012
(dollars in thousands)
90 days or more past due and still accruing interest	$485	$284	$848	$1,385	$572
Troubled debt restructure	7,312	7,232	8,918	9,151	7,144
Nonaccrual	20,668	4,012	3,255	3,240	2,938
Total nonperforming loans	28,465	11,528	13,021	13,776	10,654
Other real estate owned	2,097	8,834	1,916	1,770	3,278
Total nonperforming loans and nonperforming other assets	$30,562	$20,362	$14,937	$15,546	$13,932
Nonperforming loans to loans, before allowance for loan losses	1.31%	0.54%	1.15%	1.27%	1.03%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.41%	0.95%	1.32%	1.43%	1.35%
Total nonperforming assets were $30.6 million at December 31, 2016, compared to $20.4 million at December 31, 2015, a $10.2 million, or 50.1%, increase. Nonperforming loans increased $16.9 million during 2016, and nonperforming other assets (other real estate owned) decreased $6.7 million during 2016. The largest category of nonperforming loans was commercial real estate loans, with a balance of $10.9 million at December 31, 2016. The remaining nonperforming loans consisted of $9.0 million in commercial and industrial, $5.5 million in agricultural, and $3.1 million in residential real estate. The decrease in other real estate owned (“OREO”) was primarily attributable to the net decrease of 43 properties in other real estate owned during the year ended December 31, 2016, with a portion of the decreased other real estate owned being covered under loss-sharing or similar credit protection agreements with the FDIC. All of the OREO property was acquired through foreclosures and we are actively working to sell all properties held as of December 31, 2016. OREO is carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.

The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2016 and December 31, 2015:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
(in thousands)
2016
Agricultural	$—	$2,770	$2,690	$5,460
Commercial and industrial	—	595	8,358	8,953
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	95	—	780	875
Farmland	—	2,174	227	2,401
Multifamily	—	—	—	—
Commercial real estate-other	—	247	7,360	7,607
Total commercial real estate	95	2,421	8,367	10,883
Residential real estate:
One- to four- family first liens	375	1,501	1,127	3,003
One- to four- family junior liens	15	13	116	144
Total residential real estate	390	1,514	1,243	3,147
Consumer	—	12	10	22
Total	$485	$7,312	$20,668	$28,465
2015
Agricultural	$—	$2,901	$172	$3,073
Commercial and industrial	—	1,122	575	1,697
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Commercial real estate:
Construction & development	—	—	95	95
Farmland	80	2,209	20	2,309
Multifamily	—	—	224	224
Commercial real estate-other	—	—	1,452	1,452
Total commercial real estate	80	2,209	1,791	4,080
Residential real estate:
One- to four- family first liens	199	972	1,182	2,353
One- to four- family junior liens	—	13	281	294
Total residential real estate	199	985	1,463	2,647
Consumer	5	15	11	31
Total	$284	$7,232	$4,012	$11,528
Not included in the loans above as of December 31, 2016, were purchased credit impaired loans with an outstanding balance of $2.6 million, net of a discount of $0.5 million.
Nonperforming loans increased from $11.5 million, or 0.54% of total loans, at December 31, 2015, to $28.5 million, or 1.31% of total loans, at December 31, 2016. At December 31, 2016, nonperforming loans consisted of $20.7 million in nonaccrual loans, $7.3 million in troubled debt restructures (“TDRs”) and $0.5 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $4.0 million, TDRs of $7.2 million, and loans past due 90 days or more and still accruing interest of $0.3 million at December 31, 2015. Nonaccrual loans increased $16.7 million between December 31, 2015, and December 31, 2016, due primarily to the addition of two commercial loan customers with loans totaling $12.3 million, three commercial real estate customers with loans totaling $1.6 million, and one agricultural loan customer with loans totaling $2.6 million. The Company is actively working to resolve the issues associated with these loans, all of which are located within our Iowa market. The increase in nonaccrual loans is one of the primary reasons for the increase in the provision for loan losses in the fourth quarter of 2016. The balance of TDRs increased $0.1 million between these two dates, as the addition of four loans totaling $0.5 million were partially offset by payments collected from TDR-status borrowers and the charge-off of two TDRs totaling $0.2 million. Loans 90 days past due and still accruing interest increased $0.2 million between December 31, 2015 and December 31,

2016. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $10.7 million at December 31, 2016, compared with $8.5 million at December 31, 2015. At December 31, 2016, other real estate owned (not included in nonperforming loans) was $2.1 million, down from $8.8 million of other real estate owned at December 31, 2015. During the year 2016, the Company had a net decrease of 43 properties in other real estate owned. As of December 31, 2016, the allowance for loan losses was $21.9 million, or 1.01% of total loans, compared with $19.4 million, or 0.90% of total loans at December 31, 2015. The allowance for loan losses represented 76.76% of nonperforming loans at December 31, 2016, compared with 168.52% of nonperforming loans at December 31, 2015.
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
The gross interest income that would have been recorded in the years ended December 31, 2016, 2015 and 2014 if the nonaccrual and TDRs had been current in accordance with their original terms was $1.9 million, $0.8 million, and $0.9 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.6 million, $0.3 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Loan Review and Classification Process for Agricultural Loans, Commercial and Industrial Loans, and Commercial Real Estate Loans at the Bank:
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
Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a watch (loan grade 5) or classified (loan grades 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (loan grade 5 or above), or is classified as a TDR, the lending officer is then charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to regional management and then to the loan strategy committee. Copies of the minutes of these committee meetings are presented to the board of directors of the Bank.
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
During the year ended December 31, 2016, the Company restructured five loans by granting concessions to borrowers experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of December 31, 2016 and December 31, 2015 is as follows:

	December 31,
	2016	2015
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,312	$7,232
Not in compliance with modified terms - on nonaccrual status	1,003	458
Total restructured loans	$8,315	$7,690

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2016	2015	2014	2013	2012
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$2,165,143	$2,151,942	$1,132,519	$1,088,412	$1,035,284
Average amount of loans outstanding for the period (net of unearned interest)	$2,161,376	$1,962,846	$1,092,280	$1,059,356	$1,001,259
Allowance for loan losses at beginning of period (1)	$19,427	$16,363	$16,179	$15,957	$15,676
Charge-offs:
Agricultural	$1,204	$245	$26	$39	$—
Commercial and industrial	3,024	639	673	695	2,323
Credit cards	42	53	12	95	22
Overdrafts	—	44	37	64	41
Commercial real estate:
Construction & development	734	193	86	342	23
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	197	660	79	203	106
Total commercial real estate	931	853	165	545	129
Residential real estate:
One- to four- family first liens	462	653	349	170	438
One- to four- family junior liens	320	87	60	116	99
Total residential real estate	782	740	409	286	537
Consumer	98	48	39	83	49
Total charge-offs	$6,081	$2,622	$1,361	$1,807	$3,101
Recoveries:
Agricultural	$33	$1	$10	$36	$507
Commercial and industrial	124	372	215	68	423
Credit cards	—	—	2	2	—
Overdrafts	—	11	13	6	8
Commercial real estate:
Construction & development	54	—	38	—	10
Farmland	1	4	—	1	1
Multifamily	—	—	—	4	—
Commercial real estate-other	137	3	23	474	13
Total commercial real estate	192	7	61	479	24
Residential real estate:
One- to four- family first liens	82	131	18	24	29
One- to four- family junior liens	75	12	4	43	2
Total residential real estate	157	143	22	67	31
Consumer	15	20	22	21	10
Total recoveries	$521	$554	$345	$679	$1,003
Net loans charged off	$5,560	$2,068	$1,016	$1,128	$2,098
Provision for loan losses	7,983	5,132	1,200	1,350	2,379
Allowance for loan losses at end of period	$21,850	$19,427	$16,363	$16,179	$15,957
Net loans charged off to average loans	0.26%	0.11%	0.09%	0.11%	0.21%
Allowance for loan losses to total loans at end of period	1.01%	0.90%	1.44%	1.49%	1.54%
(1) Loans do not include, and the allowance for loan losses does not include, loan pool participations.

The following table sets forth the allowance for loan losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment as of December 31 for each of the years indicated:

	December 31,
	2016		2015		2014		2013		2012
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$2,003	5.2%	$1,417	5.7%	$1,506	9.3%	$1,358	8.9%	$1,026	8.2%
Commercial and industrial	6,274	21.3	5,451	21.9	5,780	26.9	4,980	24.3	4,599	23.1
Commercial real estate	9,860	49.2	8,556	46.1	4,399	37.6	5,294	39.9	5,767	42.5
Residential real estate	3,458	22.6	3,968	24.6	3,167	24.1	3,185	25.2	3,007	24.4
Consumer	255	1.7	409	1.7	323	2.1	275	1.7	356	1.8
Unallocated	—	—	(374)	—	1,188	—	1,087	—	1,202	—
Total	$21,850	100.0%	$19,427	100.0%	$16,363	100.0%	$16,179	100.0%	$15,957	100.0%
Our ALLL as of December 31, 2016 was $21.9 million, which was 1.01% of total loans and 1.27% of purchased non-credit impaired loans as of that date. This compares with an ALLL of $19.4 million as of December 31, 2015, which was 0.90% of total loans and 1.32% of purchased non-credit impaired loans as of that date. Gross charge-offs for the year of 2016 totaled $6.1 million, while recoveries of previously charged-off loans totaled $0.5 million. The ratio of annualized net loan charge offs to average loans for the year of 2016 was 0.26% compared to 0.11% for the year ended December 31, 2015. As of December 31, 2016, the ALLL was 76.8% of nonperforming loans compared with 168.5% as of December 31, 2015. Based on the inherent risk in the loan portfolio, we believed that as of December 31, 2016, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
Non-acquired loans with a balance of $1.68 billion at December 31, 2016, had $21.2 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.27%. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At December 31, 2016
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,677,935	$—	$1,677,935	$21,229	1.27%	1.27%
Total Acquired Loans	500,423	13,215	487,208	621	0.12	2.76
Total Loans	$2,178,358	$13,215	$2,165,143	$21,850	1.01%	1.61%
As part of the merger between MidWestOne Bank and Central Bank, management developed a single methodology for determining the amount of the ALLL that would be needed at the combined bank. The new methodology is a hybrid of the methods used at MidWestOne Bank and Central Bank prior to the bank merger.
During the first quarter of 2016 we changed the historical charge-off component of the ALLL calculation to include both pre-bank merger Central Bank and MidWestOne Bank in the 20-quarter annual average. A separate qualitative factor table is now being maintained for each region the Bank services (Iowa, Minnesota/Wisconsin, and Florida), all with a similar methodology, but adjusted based on the economic/business conditions in each region. Loans below $250,000 continue to be evaluated solely based on delinquency status, but no longer receive an increased allocation of between 25% and 50% of the loss given default. Instead they receive the normal ASC 450 allocation based on the type of loan and the risk rating. To streamline the ALLL process, a number of low-balance loan types that do not have a material impact on the overall calculation are now aggregated. As of the first quarter 2016, overdrafts are no longer included as a separate component in the ALLL calculation. Additionally, the guaranteed portion of government guaranteed loans is no longer being adjusted out of the calculation, and as a result, the entire loan balance is subject to reserve requirements. Special mention/watch and substandard rated credits not individually reviewed for impairment previously received an allocation of 2 times and 6 times, respectively, of the pass allocation. Due to the inherent risks associated with special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated special mention/watch at the time of the loss. Substandard loans carry greater risk than special mention/watch loans, and as such, this subset is reserved at a level that covers losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk rated substandard at the time of the loss. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At December 31, 2016, there were 33 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 220 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 8 of these equity loans and other financial institutions have the first lien on the remaining 212. There were also 180 commercial real estate loans without credit enhancement that exceed the supervisory LTV guidelines.
We review all impaired and nonperforming loans greater than $100,000 individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. We review loans 120 days and over past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Premises and Equipment
As of December 31, 2016, premises and equipment totaled $75.0 million, a decrease of $1.2 million, or 1.5%, from $76.2 million at December 31, 2015. This decrease was primarily due to the sale of our Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices during 2016.We expect the balance of premises and equipment to remain stable in future periods.
Goodwill and Other Intangible Assets
Goodwill increased from $64.5 million as of December 31, 2015, to $64.7 million as of December 31, 2016 due to the finalization in early 2016 of merger accounting related to the merger with Central. Other intangible assets decreased $4.0 million, or 20.7%, to $15.2 million at December 31, 2016 compared to December 31, 2015, due to normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Deposits
Deposits increased $16.9 million, or 0.7%, during the year ended December 31, 2016, despite the loss of approximately $39.6 million of deposits from the sale of our Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices in 2016. The mix of deposits saw increases between December 31, 2015 and December 31, 2016 of $71.9 million, or 6.8%, in interest-bearing checking deposits, $8.2 million, or 4.3%, in savings deposits, and $1.8 million, or 0.27%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing demand deposits of $65.0 million, or 11.6%, between December 31, 2015 and December 31, 2016.
The average balance of non-interest-bearing accounts increased $24.1 million, or 4.9%, from 2015 to 2016. The average balance of interest-bearing demand deposits increased $227.8 million, or 26.5%, and the average balance of savings accounts decreased by $84.0 million, or 30.1%, between 2015 and 2016. The aggregate average balance of time deposits increased by $1.5 million, or 0.2%, from 2015 to 2016, primarily in deposits under $100,000.

	Year Ended December 31,
	2016			2015			2014			2013			2012
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$512,383	21.0%	NA	$488,312	21.4%	NA	$208,071	15.0%	NA	$204,185	15.0%	NA	$170,841	12.8%	NA
Interest-bearing demand (NOW and money market)	1,087,757	44.5	0.29%	859,945	37.8	0.31%	603,812	43.7	0.36%	581,723	42.8	0.41%	521,757	39.1	0.58%
Savings	195,237	8.0	0.14	279,230	12.3	0.13	102,850	7.4	0.14	96,034	7.1	0.15	83,030	6.2	0.17
Time deposits	649,986	26.5	0.92	648,516	28.5	0.75	469,351	33.9	1.00	477,537	35.1	1.35	559,847	41.9	1.57
Total deposits	$2,445,363	100.0%	0.38%	$2,276,003	100.0%	0.35%	$1,384,084	100.0%	0.51%	$1,359,479	100.0%	0.66%	$1,335,475	100.0%	0.90%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2016 had the following maturities:

(in thousands)
Three months or less	$74,116
Over three through six months	58,388
Over six months through one year	89,702
Over one year	102,844
Total	$325,050
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $115.0 million as of December 31, 2016 compared with $87.0 million as of December 31, 2015. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.7 million as of December 31, 2016, an increase of $0.1 million, or 0.4%, from $23.6 million at December 31, 2015. This increase was due to purchase accounting amortization on junior subordinated notes that were assumed by us from Central in the merger. See Note 11. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $17.5 million was outstanding as of December 31, 2016. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.
The following table sets forth the distribution of borrowed funds and weighted average interest rates thereon at the end of each of the last three years.

	December 31,
	2016		2015		2014
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$117,871	0.40%	$67,463	0.31%	$78,229	0.28%
FHLB borrowings	115,000	1.84	87,000	1.64	93,000	1.88
Junior subordinated notes issued to capital trusts	23,692	3.16	23,587	2.71	15,464	1.82
Long-term debt	17,500	2.52	22,500	2.17	—	—
Total	$274,063	1.38%	$200,550	1.38%	$186,693	1.20%

The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Federal funds purchased and repurchase agreements	$117,871	$102,009	$78,229
FHLB borrowings	115,000	93,000	110,900
Junior subordinated notes issued to capital trusts	23,692	23,523	15,464
Subordinated note	—	12,099	—
Long-term debt	22,500	25,000	—
Total	$279,063	$255,631	$204,593
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$74,566	0.27%	$69,498	0.30%	$59,012	0.22%
FHLB borrowings	104,954	1.74	86,614	1.68	103,515	2.02
Junior subordinated notes issued to capital trusts	23,641	3.49	20,868	2.84	15,464	1.82
Subordinated note	—	—	1,805	8.98	—	—
Long-term debt	20,604	2.27	16,527	2.26	—	—
Total	$223,765	1.48%	$195,312	1.43%	$177,991	1.41%
Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2016:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$651,882	$402,316	$181,353	$67,460	$753
Federal funds purchased and repurchase agreements	117,871	117,871	—	—	—
FHLB borrowings	115,000	30,000	46,000	39,000	—
Junior subordinated notes issued to capital trusts	23,692	—	—	—	23,692
Long-term debt	17,500	5,000	10,000	2,500	—
Noncancelable operating leases and capital lease obligations	1,385	91	220	281	793
Total	$927,330	$555,278	$237,573	$109,241	$25,238
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

The following table summarizes our off-balance-sheet commitments by expiration period, as of December 31, 2016:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to extend credit	$473,725	$307,377	$166,348	$—	$—
Commitments to sell loans	4,241	4,241	—	—	—
Standby letters of credit	9,320	7,639	1,426	248	7
Total	$487,286	$319,257	$167,774	$248	$7
Capital Resources
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rule, the Company and the Bank, respectively, are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined), and a leverage ratio consisting of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2016, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. The Company and the Bank elected to retain the prior treatment for accumulated other comprehensive income (“AOCI”), which previously did not affect regulatory capital; under the rule, non-advanced approach banking organizations were given a one-time option to exclude certain AOCI components from regulatory capital. See Note 17. “Regulatory Capital Requirements and Restrictions on Subsidiary Cash” to our consolidated financial statements for additional information related to our regulatory capital ratios.
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
On May 1, 2015, as consideration for the Central merger, the Company issued 2,723,083 shares of its common stock. On June 22, 2015, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors, pursuant to which, on June 23, 2015, the Company sold an aggregate of 300,000 newly issued shares of the Company’s common stock at a purchase price of $28.00 per share. Each of the purchasers was an existing shareholder of the Company.
On February 15, 2016, 30,200 restricted stock units were granted to certain officers of the Company. Additionally, during the year of 2016, 16,133 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 1,466 shares were surrendered by grantees to satisfy tax requirements, and 6,875 nonvested restricted stock units were forfeited. During 2016, 2,900 shares of common stock were issued in connection with the exercise of previously issued stock options, and 950 options expired.
On May 15, 2016, 6,000 restricted stock units were granted to the directors of the Company, and on November 15, 2016, 2,000 restricted stock units were granted to Mr. Kevin Kramer related to his hiring as Chief Operating Officer of the Company. See Note 15. “Stock Compensation Plans” to our consolidated financial statements for additional information related to our stock compensation program.
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During the fourth quarter of 2016 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of December 31, 2016.
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
Liquid assets on hand are summarized in the table below:

	Year Ended December 31,
	2016	2015	2014
(dollars in thousands)
Cash and due from banks	$41,464	$44,199	$23,028
Interest-bearing deposits	1,764	2,731	381
Federal funds sold	—	167	—
Total	$43,228	$47,097	$23,409
Percentage of average total assets	1.4%	1.7%	1.3%
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
As of December 31, 2016, we had $17.5 million of long-term debt outstanding to an unaffiliated banking organization. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.7 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 11. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $38.2 million for the year ended December 31, 2016 and $32.7 million for the year ended December 31, 2015.
As of December 31, 2016, we had outstanding commitments to extend credit to borrowers of $473.7 million, standby letters of credit of $9.3 million, and commitments to sell loans of $4.2 million. Certificates of deposit maturing in one year or less totaled $402.3 million as of December 31, 2016. We believe that a significant portion of these deposits will remain with us upon maturity.
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
Net cash provided by operating activities was $38.2 million during 2016, compared with $32.7 million in 2015 and $23.3 million in 2014. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $1.1 million outflow for 2016, compared to an outflow of $2.4 million for 2015 and a $0.4 million net outflow for 2014.
Net cash used in investing activities was $123.6 million during 2016, compared with net cash provided by investing activities of $5.0 million in 2015 and $47.4 million used in 2014. During 2016, securities transactions accounted for a net cash outflows of $108.8 million, while they resulted in net cash inflows for both 2015 and 2014 of $137.7 million, and $11.3 million, respectively. Net origination of loans and principal received from loan pools resulted in $20.6 million in cash outflows for 2016, compared to a $86.9 million outflows for 2015 and $39.7 million outflows in 2014. Net cash used to acquire Central, Inc. in 2015 was $35.6 million.
Net cash provided by financing activities was $81.5 million during 2016, compared with net cash used in financing activities of $14.0 million in 2015, and net cash provided of $22.7 million in 2014. Sources of cash from financing activities for 2016 included a net increase of $34.2 million in federal funds purchased, $28.0 million net proceeds from FHLB borrowings, and a $16.9 million increase in net deposits, partially offset by $7.3 million cash dividends paid, and $5.0 million in payments on long-term debt. In 2015, our main sources of cash from financing activities were a $25.0 million of new long-term borrowings, $7.9 million proceeds from the issuance of common stock, and a $5.8 million increase in net deposits, partially offset by a net decrease of $15.9 million in federal funds purchased, $12.7 million to redeem a subordinated note, and a net decrease in FHLB borrowings of $6.0 million. In 2014, our main sources of cash from financing activities were a $33.6 million increase in net deposits, and a net increase of $11.9 million in federal funds purchased, partially offset by a net decrease in FHLB borrowings of $13.9 million.
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
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines totaling $110.0 million, which lines are tested annually to ensure availability.

FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of December 31, 2016, the Bank had $115.0 million in outstanding FHLB borrowings, leaving $229.6 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2016.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2016, the Bank had municipal securities with an approximate market value of $12.8 million pledged for liquidity purposes.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). The change in the Company’s interest rate profile between December 31, 2015 and December 31, 2016 is largely attributable to the growth in the investment securities portfolio.
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

	Immediate Change in Rates
	+100	+200
(dollars in thousands)
December 31, 2016
Dollar change	$157	$453
Percent change	0.2%	0.5%

December 31, 2015
Dollar change	$636	$1,616
Percent change	0.7%	1.7%
As of December 31, 2016, 37.9% of the Company’s earning asset balances will reprice or are expected to pay down in the next 12 months and 65.8% of the Company’s deposit balances are low cost or no cost deposits.

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
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2017 expressed an unqualified opinion on the effectiveness of MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting.
/s/ RSM US LLP
Cedar Rapids, Iowa
March 2, 2017

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(dollars in thousands)

	2016	2015
ASSETS
Cash and due from banks	$41,464	$44,199
Interest-bearing deposits in banks	1,764	2,731
Federal funds sold	—	167
Cash and cash equivalents	43,228	47,097
Investment securities:
Available for sale	477,518	427,241
Held to maturity (fair value of $164,792 as of December 31, 2016 and $118,234 as of December 31, 2015)	168,392	118,423
Loans held for sale	4,241	3,187
Loans	2,165,143	2,151,942
Allowance for loan losses	(21,850)	(19,427)
Net loans	2,143,293	2,132,515
Premises and equipment, net	75,043	76,202
Accrued interest receivable	13,871	13,736
Goodwill	64,654	64,548
Other intangible assets, net	15,171	19,141
Bank-owned life insurance	47,231	46,295
Other real estate owned	2,097	8,834
Deferred income taxes	6,523	947
Other assets	18,313	21,809
Total assets	$3,079,575	$2,979,975
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$494,586	$559,586
Interest-bearing checking	1,136,282	1,064,350
Savings	197,698	189,489
Certificates of deposit under $100,000	326,832	348,268
Certificates of deposit $100,000 and over	325,050	301,828
Total deposits	2,480,448	2,463,521
Federal funds purchased	35,684	1,500
Securities sold under agreements to repurchase	82,187	67,463
Federal Home Loan Bank borrowings	115,000	87,000
Junior subordinated notes issued to capital trusts	23,692	23,587
Long-term debt	17,500	22,500
Deferred compensation liability	5,180	5,132
Accrued interest payable	1,472	1,507
Other liabilities	12,956	11,587
Total liabilities	2,774,119	2,683,797
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $1.00 par value; authorized 15,000,000 shares at December 31, 2016 and December 31, 2015; issued 11,713,481 shares at December 31, 2016 and at December 31, 2015; outstanding 11,436,360 shares at December 31, 2016 and 11,408,773 shares at December 31, 2015	11,713	11,713
Additional paid-in capital	163,667	163,487
Treasury stock at cost, 277,121 shares as of December 31, 2016 and 304,708 shares at December 31, 2015	(5,766)	(6,331)
Retained earnings	136,975	123,901
Accumulated other comprehensive income	(1,133)	3,408
Total shareholders' equity	305,456	296,178
Total liabilities and shareholders' equity	$3,079,575	$2,979,975
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015, and 2014
(in thousands, except per share amounts)

	2016	2015	2014
Interest income:
Interest and fees on loans	$98,162	$86,544	$48,466
Interest and discount on loan pool participations	—	798	1,516
Interest on bank deposits	161	70	38
Interest on federal funds sold	5	1	8
Interest on investment securities:
Taxable securities	8,297	7,734	8,921
Tax-exempt securities	5,703	5,553	5,455
Total interest income	112,328	100,700	64,404
Interest expense:
Interest on deposits:
Interest-bearing checking	3,151	2,627	2,168
Savings	267	360	145
Certificates of deposit under $100,000	2,929	2,445	2,701
Certificates of deposit $100,000 and over	3,032	2,406	2,013
Total interest expense on deposits	9,379	7,838	7,027
Interest on federal funds purchased	47	34	8
Interest on securities sold under agreements to repurchase	158	176	119
Interest on Federal Home Loan Bank borrowings	1,827	1,451	2,092
Interest on other borrowings	19	22	24
Interest on junior subordinated notes issued to capital trusts	825	592	281
Interest on subordinated notes	—	162	—
Interest on long-term debt	467	373	—
Total interest expense	12,722	10,648	9,551
Net interest income	99,606	90,052	54,853
Provision for loan losses	7,983	5,132	1,200
Net interest income after provision for loan losses	91,623	84,920	53,653
Noninterest income:
Trust, investment, and insurance fees	5,574	6,005	5,771
Service charges and fees on deposit accounts	5,219	4,401	3,279
Loan origination and servicing fees	3,771	2,756	1,554
Other service charges and fees	5,951	5,215	2,307
Bank-owned life insurance income	1,366	1,307	1,102
Gain on sale or call of available for sale securities	464	1,011	1,227
Loss on sale of premises and equipment	(44)	(29)	(1)
Other gain	1,133	527	74
Total noninterest income	23,434	21,193	15,313
Noninterest expense:
Salaries and employee benefits	49,621	41,865	24,918
Net occupancy and equipment expense	13,066	9,975	6,293
Professional fees	4,216	4,929	3,606
Data processing expense	4,940	2,659	1,565
FDIC insurance expense	1,563	1,397	964
Amortization of intangible assets	3,970	3,271	547
Other operating expense	10,430	9,080	5,520
Total noninterest expense	87,806	73,176	43,413
Income before income tax expense	27,251	32,937	25,553
Income tax expense	6,860	7,819	7,031
Net income	$20,391	$25,118	$18,522
Earnings per share:
Basic	$1.78	$2.42	$2.20
Diluted	$1.78	$2.42	$2.19
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

	2016	2015	2014
Net income	$20,391	$25,118	$18,522

Other comprehensive income, available for sale securities:
Unrealized holding gains (losses) arising during period	(6,906)	(2,046)	8,114
Reclassification adjustment for gains included in net income	(464)	(1,011)	(1,227)
Income tax (expense) benefit	2,829	1,143	(2,614)
Other comprehensive income (loss) on available for sale securities	(4,541)	(1,914)	4,273
Total other comprehensive income (loss)	$(4,541)	$(1,914)	$4,273
Comprehensive income	$15,850	$23,204	$22,795
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2016, 2015, and 2014
(in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	$—	$8,690	$80,506	$(3,702)	$91,473	$1,049	$178,016
Net income	—	—	—	—	18,522	—	18,522
Dividends paid on common stock ($0.58 per share)	—	—	—	—	(4,868)	—	(4,868)
Stock options exercised (15,419 shares)	—	—	(26)	285	—	—	259
Release/lapse of restriction on RSUs (27,491 shares)	—	—	(436)	459	—	—	23
Repurchase of common stock (165,766 shares)	—	—	—	(3,987)	—	—	(3,987)
Stock compensation	—	—	493	—	—	—	493
Other comprehensive income, net of tax	—	—	—	—	—	4,273	4,273
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	25,118	—	25,118
Issuance of common stock due to business combination (2,723,083 shares)	—	2,723	75,172	—	—	—	77,895
Issuance of common stock - private placement (300,000 shares), net of expenses	—	300	7,600	—	—	—	7,900
Dividends paid on common stock ($0.60 per share)	—	—	—	—	(6,344)	—	(6,344)
Stock options exercised (8,414 shares)	—	—	(40)	169	—	—	129
Release/lapse of restriction on RSUs (23,123 shares)	—	—	(416)	445	—	—	29
Stock compensation	—	—	634	—	—		634
Other comprehensive loss, net of tax	—	—	—	—	—	(1,914)	(1,914)
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	20,391	—	20,391
Dividends paid on common stock ($0.64 per share)	—	—	—	—	(7,317)	—	(7,317)
Stock options exercised (2,900 shares)	—	—	(22)	60	—	—	38
Release/lapse of restriction on RSUs (26,133 shares)	—	—	(529)	505	—	—	(24)
Stock compensation	—	—	731	—	—	—	731
Other comprehensive loss, net of tax	—	—	—	—	—	(4,541)	(4,541)
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$20,391	$25,118	$18,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,983	5,132	1,200
Depreciation of premises and equipment	4,555	3,284	2,174
Amortization of other intangibles	3,970	3,271	547
Amortization of premiums and discounts on investment securities, net	1,624	1,833	1,505
Loss on sale of premises and equipment	44	29	1
Deferred income tax expense	(2,853)	1,300	2,502
Stock-based compensation	731	634	493
Net gain on sale or call of available for sale securities	(464)	(1,011)	(1,227)
Net gain on sale of other real estate owned	(795)	(332)	(74)
Net gain on sale of loans held for sale	(2,475)	(1,794)	(507)
Writedown of other real estate owned	675	—	66
Origination of loans held for sale	(132,003)	(129,129)	(42,410)
Proceeds from sales of loans held for sale	133,424	128,537	42,473
Increase in accrued interest receivable	(135)	(167)	(489)
Increase in cash value of bank-owned life insurance	(1,366)	(1,307)	(1,102)
Decrease in other assets	3,496	3,037	485
(Decrease) increase in deferred compensation liability	48	83	(76)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	1,334	(5,810)	(819)
Net cash provided by operating activities	$38,184	$32,708	$23,264
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$23,381	$116,829	$33,457
Proceeds from maturities and calls of available for sale securities	84,612	70,806	64,669
Purchases of available for sale securities	(166,618)	(25,424)	(67,892)
Proceeds from maturities and calls of held to maturity securities	12,080	4,669	1,147
Purchases of held to maturity securities	(62,231)	(29,182)	(20,052)
Increase in loans	(20,648)	(106,278)	(45,911)
Decrease in loan pool participations, net	—	19,332	6,201
Purchases of premises and equipment	(5,634)	(14,869)	(12,320)
Proceeds from sale of other real estate owned	8,744	3,594	650
Proceeds from sale of premises and equipment	2,299	1,132	57
Proceeds of principal and earnings from bank-owned life insurance	430	—	488
Purchases of bank-owned life insurance	—	—	(7,930)
Net cash paid in business acquisition (Note 2)	—	(35,596)	—
Net cash provided by (used in) investing activities	$(123,585)	$5,013	$(47,436)
Cash flows from financing activities:
Net increase in deposits	$16,927	$5,812	$33,600
Net increase (decrease) in federal funds purchased	34,184	(15,908)	11,926
Net increase (decrease) in securities sold under agreements to repurchase	14,724	(9,482)	(362)
Proceeds from Federal Home Loan Bank borrowings	50,000	24,000	26,000
Repayment of Federal Home Loan Bank borrowings	(22,000)	(30,000)	(39,900)
Proceeds and effect of tax from share-based compensation	14	158	282
Redemption of subordinated note	—	(12,669)	—
Proceeds from long-term debt	—	25,000	—
Payments on long-term debt	(5,000)	(2,500)	—
Dividends paid	(7,317)	(6,344)	(4,868)
Issuance of common stock, net of expenses	—	7,900	—
Repurchase of common stock	—	—	(3,987)
Net cash provided by (used in) financing activities	$81,532	$(14,033)	$22,691
Net increase (decrease) in cash and cash equivalents	$(3,869)	$23,688	$(1,481)
Cash and cash equivalents:
Beginning of period	47,097	$23,409	$24,890
Ending balance	$43,228	$47,097	$23,409

	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,757	$10,004	$9,453
Cash paid during the period for income taxes	7,957	7,677	4,144
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,887	$1,760	$788

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Investment securities	$—	$160,775	$—
Loans	—	916,973	—
Premises and equipment	—	27,908	—
Goodwill	—	64,654	—
Core deposit intangible	—	12,773	—
Trade name intangible	—	1,380	—
FDIC indemnification asset	—	3,753	—
Other real estate owned	—	8,420	—
Other assets	—	14,482	—
Total noncash assets acquired	—	1,211,118	—

Liabilities assumed:
Deposits	—	1,049,167	—
Short-term borrowings	—	16,124	—
Junior subordinated notes issued to capital trusts	—	8,050	—
Subordinated note payable	—	12,669	—
Other liabilities	—	11,617	—
Total liabilities assumed	$—	$1,097,627	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: The Company is a bank holding company registered under the Bank Holding Company Act of 1956 that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns all of the outstanding common stock of MidWestOne Bank, Iowa City, and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. The Bank is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers through a total of 43 offices in central and east-central Iowa, the Twin Cities metro area in Minnesota and western Wisconsin. and Naples and Fort Myers, Florida. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorships accounts along with providing other management services to customers.

On May 1, 2015, we consummated a merger with Central Bancshares, Inc., a Minnesota corporation. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of MidWestOne. Central Bank has operated, since 1988, as a community bank and has strong roots in the communities it serves. Per the merger agreement, each of the outstanding shares of Central common stock was converted into the pro rata portion of 2,723,083 shares of Company common stock and $64.0 million in cash. (See Note 2. “Business Combination” for additional information.) On April 2, 2016, Central Bank merged with and into the Bank.

Accounting estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The U.S. economic environment in recent years has increased the degree of uncertainty inherent in these estimates.

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

Principles of consolidation: The consolidated financial statements include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly-owned subsidiary MidWestOne Bank, which is a state chartered bank whose primary federal regulator is the FDIC, and MidWestOne Insurance Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements.

Trust assets, other than cash deposits held by the Bank in a fiduciary or agency capacity for its customers, are not included in the accompanying consolidated financial statements because such accounts are not assets of the the Bank.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 120 days past due, unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.

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

Covered assets and indemnification asset: As part of the Central transaction, the Company assumed loss-share or similar credit protection agreements with the FDIC. Loans and other real estate owned covered under these agreements are reported respectively in loans or other real estate owned. The loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected collections from the FDIC.

When cash flow estimates are adjusted downward for a particular loan, the FDIC indemnification asset is increased and an allowance for loan losses is established . When cash flow estimates are adjusted upward for a particular loan, the FDIC indemnification asset is decreased, the Company accounts for the associated decrease in the indemnification asset by amortizing the change over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. When cash flow estimates are adjusted downward for covered foreclosed real estate, the FDIC indemnification asset is increased. When cash flow estimates are adjusted upward for covered foreclosed real estate, the FDIC indemnification asset is decreased. Any write-down after the transfer to covered foreclosed real estate is reversed. In applicable scenarios, the claw-back liability for amounts owed to the FDIC for better than expected performance will increase or decrease accordingly. The related FDIC indemnification assets are included in other assets, and there was no impairment recorded on such assets in 2016.

Loan Pool Participations: In 2010, the Company made the decision to exit the loan pool particpation line of business, and all remaining loan pool participations were sold in June 2015.

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

Allowance for loan losses: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired as well as any loan (regardless of classification) meeting the definition of a troubled debt restructuring, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for qualitative factors.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Large groups of smaller-balance loans (with individual balances less than $100,000) are not evaluated for impairment, but are collectively applied a standard allocation under ASC 450.

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

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the unit level. The Company did not recognize impairment losses during the year ended December 31, 2016. Any future impairment will be recorded as noninterest

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense in the period of assessment. Certain other intangible assets that have finite lives are amortized over the remaining useful lives.

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

Income taxes: The Company and/or its subsidiaries currently file tax returns in all states and local taxing jurisdictions which impose corporate income, franchise or other taxes where it operates. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of the taxing jurisdiction. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2016 and 2015.

Common stock: On July 17, 2014, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. The new repurchase program replaced the Company's prior repurchase program, pursuant to which the Company had repurchased approximately $3.7 million of common stock since January 1, 2013. Pursuant to the new program, the Company could continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase were solely in the discretion of the Company's management. The repurchase program did not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program depended on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. In 2014, we repurchased 165,766 shares of common stock at a cost of $4.0 million. In 2015 we repurchased no shares of common stock. Of the $5.0 million of stock authorized under the repurchase plan, $3.8 million remained available for possible future repurchases as of December 31, 2015. No shares were repurchased under this plan during 2016.

On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During 2016 the Company repurchased no common stock under this plan, thus, of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of December 31, 2016.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of accumulated other comprehensive income, included in shareholders’ equity, net of tax, are as follows:

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Unrealized gains on securities available for sale, net of tax	$(1,133)	$3,408	$5,322
Accumulated other comprehensive income, net of tax	$(1,133)	$3,408	$5,322

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendment should reduce diversity in the timing and content of footnote disclosures. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period of twelve months after the financial statements are made available. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2015, the FASB announced a delay to the effective date of Accounting Standards Update No. 2015-09, Revenue from Contract with Customers (Topic 606). Reporting entities may choose to adopt the standard as of the original date, or take advantage of a one-year delay, which the Company intends to take advantage of. For a public entity, the revised effective date is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted prior to the original effective date. The adoption of this amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) will likely require changes to current methodologies of determining these values, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The adoption of this amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The new standard applies to public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the effect of this guidance on the Company’s consolidated financial statements, and is currently gathering all leases for analysis.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718). The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard applies to public business entities for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering current expected credit losses (CECL), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current available for sale (AFS) security OTTI model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or fair value) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect of this guidance on the Company’s consolidated financial statements, and is in the process of organizing working groups to analyze the various components of the ASU.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force. The new guidance addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update apply to all entities, including both business entities

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The update applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted, and the Company has elected to adopt the guidance effective September 30, 2016, and did not have a significant effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The update applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

Note 2.	Business Combination

On May 1, 2015, the Company acquired all of the equity interests of Central, a bank holding company and the parent company of Central Bank, a commercial bank headquartered in Golden Valley, Minnesota, through the merger of Central with and into the Company. Among other things, this transaction provided the Company with the opportunity to expand the business into new markets and grow the size of the business. At the effective time of the merger, each share of common stock of Central converted into a pro rata portion of (1) 2,723,083 shares of common stock of the Company, and (2) $64.0 million in cash.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Central exceeded the net assets acquired, provisional goodwill of $64.7 million has been recorded on the acquisition. Goodwill recorded in this transaction, which reflects the entry into the geographically new markets served by Central. Goodwill recorded in the transaction is not tax deductible. The amounts recognized for the business combination in the financial statements have been determined to be final as of March 31, 2016.

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
Disclosures required by ASC 805-20-50-1(a) concerning the FDIC indemnification assets have not been included due to the immateriality of the amount involved. See Note 4. “Loans Receivable and the Allowance for Loan Losses” to our consolidated financial statements for additional information related to the FDIC indemnification asset.

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

The Company recorded $4.6 million in pre-tax merger-related expenses for the year ended December 31, 2016, including retention and severance compensation costs in the amount of $2.1 million, which are included in salaries and employee benefits in the consolidated statements of operations. The remainder of merger-related expenses consisted of data processing contract termination expenses in the amount of $1.9 million, which are included in data processing expense in the consolidated statement of operations, professional and legal fees of $0.3 million to directly consummate the merger, included in professional fees in the Company’s consolidated statements of operations and $0.3 million of miscellaneous costs, which are included in other operating expenses. The above expenses include those associated with the merger of Central Bank with and into MidWestOne Bank, which was effective on April 2, 2016.

During the year ended December 31, 2015, the Company recorded $3.5 million in pre-tax merger-related expenses. These expenses primarily consisted of $1.9 million of professional and legal fees to directly consummate the merger, included in professional fees in the Company’s consolidated statements of operations, $0.6 million of retention and severance compensation costs which are included in salaries and employee benefits in the consolidated statements of operations, and $1.0 million of service contract termination and miscellaneous costs, which are included in other operating expenses.

During the measurement period, specifically the three months ended March 31, 2016, the Company recognized adjustments to the provisional amounts reported at December 31, 2015, which reflect new information that existed as of May 1, 2015 that, if known, would have affected the measurement of the amounts recognized as of that date. In its interim financial statements for the quarter ended March 31, 2016, the Company adjusted the provisional amounts for deferred taxes. The results of this adjustment is reflected in the $0.1 million increase to goodwill during the quarter ended March 31, 2016. The provisional adjustments had no impact on earnings, and in accordance with ASU 2015-16 were recorded during the three months ending March 31, 2016.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the unaudited pro forma information for the results of operations for the year ended December 31, 2015, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of Central into the Company’s consolidated statement of income including the impact of certain purchase accounting adjustments, including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. Net income in the table below includes merger expenses.

Year Ended
December 31,
(in thousands)	2015
Total revenues (net interest income plus noninterest income)	$128,613
Net income	$25,799
The pro forma information above excludes the impact of any provision recorded related to renewing Central loans. Revenues and earnings of the acquired company for the current period have not been disclosed as it is not practicable because Central Bank was merged into MidWestOne Bank on April 1, 2016, and separate financial information is not readily available.

Note 3.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2016
U.S. Government agencies and corporations	$5,895	$10	$—	$5,905
State and political subdivisions	162,145	3,545	418	165,272
Mortgage-backed securities	61,606	315	567	61,354
Collateralized mortgage obligations	175,506	148	4,387	171,267
Corporate debt securities	72,979	76	602	72,453
Total debt securities	478,131	4,094	5,974	476,251
Other equity securities	1,259	66	58	1,267
Total investment securities	$479,390	$4,160	$6,032	$477,518

December 31, 2015
U.S. Treasury securities	$6,931	$—	$21	$6,910
U.S. Government agencies and corporations	26,600	99	46	26,653
State and political subdivisions	176,794	6,662	72	183,384
Mortgage-backed securities	56,950	569	457	57,062
Collateralized mortgage obligations	107,613	321	1,530	106,404
Corporate debt securities	45,602	50	86	45,566
Total debt securities	420,490	7,701	2,212	425,979
Other equity securities	1,250	50	38	1,262
Total investment securities	$421,740	$7,751	$2,250	$427,241

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2016
State and political subdivisions	$107,941	$156	$2,713	$105,384
Mortgage-backed securities	2,398	5	34	2,369
Collateralized mortgage obligations	26,036	—	598	25,438
Corporate debt securities	32,017	149	565	31,601
Total	$168,392	$310	$3,910	$164,792

December 31, 2015
State and political subdivisions	$66,454	$928	$110	$67,272
Mortgage-backed securities	3,920	4	38	3,886
Collateralized mortgage obligations	30,505	1	459	30,047
Corporate debt securities	17,544	—	515	17,029
Total	$118,423	$933	$1,122	$118,234

Investment securities with a carrying value of $212.1 million and $321.6 million at December 31, 2016 and 2015, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of December 31, 2016 and December 31, 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information pertaining to securities with gross unrealized losses as of December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	63	$24,574	$389	$427	$29	$25,001	$418
Mortgage-backed securities	20	40,752	566	23	1	40,775	567
Collateralized mortgage obligations	29	140,698	3,544	16,776	843	157,474	4,387
Corporate debt securities	11	54,891	602	—	—	54,891	602
Other equity securities	1	—	—	942	58	942	58
Total	124	$260,915	$5,101	$18,168	$931	$279,083	$6,032

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Treasury securities	1	$6,910	$21	$—	$—	$6,910	$21
U.S. Government agencies and corporations	1	4,890	46	—	—	4,890	46
State and political subdivisions	22	8,419	24	3,177	48	11,596	72
Mortgage-backed securities	27	37,753	457	—	—	37,753	457
Collateralized mortgage obligations	23	56,447	420	31,253	1,110	87,700	1,530
Corporate debt securities	8	30,496	86	—	—	30,496	86
Other equity securities	1	—	—	962	38	962	38
Total	83	$144,915	$1,054	$35,392	$1,196	$180,307	$2,250

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	180	$65,174	$2,713	$—	$—	$65,174	$2,713
Mortgage-backed securities	5	2,246	34	—	—	2,246	34
Collateralized mortgage obligations	7	18,964	369	6,435	229	25,399	598
Corporate debt securities	11	19,198	187	2,512	378	21,710	565
Total	203	$105,582	$3,303	$8,947	$607	$114,529	$3,910

		As of December 31, 2015
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	32	$9,345	$93	$2,040	$17	$11,385	$110
Mortgage-backed securities	5	3,723	38	—	—	3,723	38
Collateralized mortgage obligations	7	22,571	320	7,416	139	29,987	459
Corporate debt securities	6	15,606	309	680	206	16,286	515
Total	50	$51,245	$760	$10,136	$362	$61,381	$1,122

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's assessment of OTTI is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the creditworthiness of the issuer, the type of underlying assets and the current and anticipated market conditions.

At December 31, 2016 and 2015, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses and that these securities had no OTTI.

At December 31, 2016, approximately 58% of the municipal obligations held by the Company were Iowa-based, and approximately 21% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of December 31, 2016 and 2015.

At December 31, 2016 and 2015, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we believe the low market value of this investment is temporary and expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment of in the corporate bond portfolio.

As of December 31, 2016, the Company owned $0.3 million of equity securities in banks and financial service-related companies, and $0.9 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the years ended December 31, 2016 and 2015, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of operations.

The contractual maturity distribution of investment debt securities at December 31, 2016, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$11,422	$11,468	$2,385	$2,384
Due after one year through five years	122,263	123,237	9,780	9,700
Due after five years through ten years	95,598	97,246	72,063	71,314
Due after ten years	11,736	11,679	55,730	53,587
Debt securities without a single maturity date	237,112	232,621	28,434	27,807
Total	$478,131	$476,251	$168,392	$164,792

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proceeds from the sales of investment securities available for sale during 2016 were $23.4 million. During 2015 there were $116.8 million sales of investment securities available for sale, while in 2014 there were $33.5 million sales of investment securities available for sale.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$469	$1,265	$1,463
Gross realized losses	(5)	(442)	(236)
	464	823	1,227
Equity securities:
Gross realized gains	—	188	—
Gross realized losses	—	—	—
	—	188	—
Total net realized gains and losses	$464	$1,011	$1,227

Note 4.	Loans Receivable and the Allowance for Loan Losses

The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of December 31, 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$62	$2,066	$1,924	$299	$—	$4,351
Collectively evaluated for impairment	1,941	4,199	7,692	2,791	255	16,878
Purchased credit impaired loans	—	9	244	368	—	621
Total	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Loans receivable
Individually evaluated for impairment	$5,339	$11,434	$11,450	$3,955	$—	$32,178
Collectively evaluated for impairment	108,004	449,380	1,036,049	480,143	36,591	2,110,167
Purchased credit impaired loans	—	156	16,744	5,898	—	22,798
Total	$113,343	$460,970	$1,064,243	$489,996	$36,591	$2,165,143

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$51	$489	$2,786	$387	$1	$—	$3,714
Collectively evaluated for impairment	1,366	4,962	5,718	3,539	408	(374)	15,619
Purchased credit impaired loans	—	—	52	42	—	—	94
Total	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Loans receivable
Individually evaluated for impairment	$3,072	$7,718	$23,697	$5,725	$26	$—	$40,238
Collectively evaluated for impairment	118,642	461,275	950,207	517,482	38,506	—	2,086,112
Purchased credit impaired loans	—	256	18,037	7,299	—	—	25,592
Total	$121,714	$469,249	$991,941	$530,506	$38,532	$—	$2,151,942

Included above are loans with a contractual balance of $74.9 million and a recorded balance of $72.4 million at December 31, 2016, and with a contractual balance of $108.7 million and a recorded balance of $103.0 million at December 31, 2015, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 7. “Other Assets.”

As of December 31, 2016, the purchased credit impaired loans included above were $26.2 million, net of a discount of $3.4 million. As of December 31, 2015 the purchased credit impaired loans included above were $33.0 million net of a discount of $7.4 million.

Loans with unpaid principal in the amount of $498.3 million and $558.8 million at December 31, 2016 and December 31, 2015, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(1,204)	(3,066)	(931)	(782)	(98)	—	(6,081)
Recoveries	33	124	192	157	15	—	521
Provision	1,757	3,765	2,043	115	(71)	374	7,983
Ending balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	(245)	(692)	(853)	(740)	(92)	—	(2,622)
Recoveries	1	372	7	143	31	—	554
Provision	155	(9)	5,003	1,398	147	(1,562)	5,132
Ending balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
2014
Beginning balance	$1,358	$4,980	$5,294	$3,185	$275	$1,087	$16,179
Charge-offs	(26)	(685)	(165)	(409)	(76)	—	(1,361)
Recoveries	10	217	61	22	35	—	345
Provision	164	1,268	(791)	369	89	101	1,200
Ending balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Allowance for Loan and Lease Losses
The Company requires the maintenance of an adequate ALLL in order to cover estimated probable losses without eroding the Company’s capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC directives, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inexactness. Given the inherently imprecise nature of calculating the necessary ALLL, the Company’s policy permits the actual ALLL to be between 20% above and 5% below the “indicated reserve.”

As part of the merger between MidWestOne Bank and Central Bank, management developed a single methodology for determining the amount of the ALLL that would be needed at the combined bank. The new methodology is a hybrid of the methods used at MidWestOne Bank and Central Bank prior to the bank merger. The refined allowance calculation allocates the portion of allowance that was previously deemed to be unallocated to instead be included in management’s determination of appropriate qualitative factors. These qualitative factors include (i) national and local economic conditions, (ii) the quality and experience of lending staff and management, (iii) changes in lending policies and procedures, (iv) changes in volume and severity of past due loans, classified loans and non-performing loans, (v) potential impact of any concentrations of credit, (vi) changes in the nature and terms of loans such as growth rates and utilization rates, (vii) changes in the value of underlying collateral for collateral-dependent loans, considering the Company’s disposition bias, and (viii) the effect of other external factors such as the legal and regulatory environment. The Company may also consider other qualitative factors for additional allowance allocations, including changes in the Company’s loan review process. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the allowance for loan losses based on their judgments and estimates.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs may include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	For the Year Ended December 31,
	2016			2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings:
Agricultural
Extended maturity date	1	25	25	0	—	—	0	—	—
Commercial and industrial
Extended maturity date	0	—	—	0	—	—	1	1,405	1,405
Commercial real estate:
Commercial real estate-other
Other	1	1,000	700	0	—	—	0	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	2	394	394	1	151	151	1	285	292
One- to four- family junior liens
Interest rate reduction	1	71	71	0	—	—	0	—	—
Total	5	$1,490	$1,190	1	$151	$151	2	$1,690	$1,697

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended December 31,
	2016		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Total	0	$—	0	$—	0	$—
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of December 31, 2016 and 2015:

	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
(in thousands)
2016
Agricultural	$95,103	$14,089	$4,151	$—	$—	$113,343
Commercial and industrial	429,392	11,065	19,016	8	—	459,481
Credit cards	1,489	—	—	—	—	1,489
Commercial real estate:
Construction & development	121,982	2,732	1,971	—	—	126,685
Farmland	83,563	8,986	2,430	—	—	94,979
Multifamily	134,975	548	480	—	—	136,003
Commercial real estate-other	666,767	20,955	18,854	—	—	706,576
Total commercial real estate	1,007,287	33,221	23,735	—	—	1,064,243
Residential real estate:
One- to four- family first liens	359,029	2,202	11,002	—	—	372,233
One- to four- family junior liens	114,233	1,628	1,902	—	—	117,763
Total residential real estate	473,262	3,830	12,904	—	—	489,996
Consumer	36,419	1	134	37	—	36,591
Total	$2,042,952	$62,206	$59,940	$45	$—	$2,165,143
2015
Agricultural	$111,361	$8,536	$1,817	$—	$—	$121,714
Commercial and industrial	436,857	12,893	17,652	10	—	467,412
Credit cards	1,354	19	4	—	—	1,377
Overdrafts	1,168	100	215	—	—	1,483
Commercial real estate:
Construction & development	114,640	2,406	3,707	—	—	120,753
Farmland	82,442	2,408	4,234	—	—	89,084
Multifamily	119,139	371	2,253	—	—	121,763
Commercial real estate-other	609,651	19,402	31,288	—	—	660,341
Total commercial real estate	925,872	24,587	41,482	—	—	991,941
Residential real estate:
One- to four- family first liens	410,143	4,813	13,042	235	—	428,233
One- to four- family junior liens	96,223	1,782	4,209	59	—	102,273
Total residential real estate	506,366	6,595	17,251	294	—	530,506
Consumer	37,184	6	278	41	—	37,509
Total	$2,020,162	$52,736	$78,699	$345	$—	$2,151,942

Included within the special mention, substandard, and doubtful categories at December 31, 2016 and 2015 were purchased credit impaired loans totaling $15.3 million and $23.7 million, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of December 31, 2016 and 2015:

	As of December 31,
	2016			2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$3,673	$4,952	$—	$1,512	$2,084	$—
Commercial and industrial	6,211	6,259	—	6,487	6,752	—
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction & development	445	1,170	—	321	448	—
Farmland	2,230	2,380	—	2,711	2,870	—
Multifamily	—	—	—	1,632	1,798	—
Commercial real estate-other	2,224	2,384	—	12,230	12,642	—
Total commercial real estate	4,899	5,934	—	16,894	17,758	—
Residential real estate:
One- to four- family first liens	2,429	2,442	—	2,494	2,533	—
One- to four- family junior liens	—	—	—	1,297	1,308	—
Total residential real estate	2,429	2,442	—	3,791	3,841	—
Consumer	—	—	—	17	33	—
Total	$17,212	$19,587	$—	$28,701	$30,468	$—
With an allowance recorded:
Agricultural	$1,666	$1,669	$62	$1,560	$1,560	$51
Commercial and industrial	5,223	5,223	2,066	1,231	1,258	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction & development	263	270	21	34	34	34
Farmland	—	—	—	69	69	3
Multifamily	—	—	—	224	224	73
Commercial real estate-other	6,288	6,344	1,903	6,476	6,478	2,676
Total commercial real estate	6,551	6,614	1,924	6,803	6,805	2,786
Residential real estate:
One- to four- family first liens	1,526	1,526	299	1,919	2,056	383
One- to four- family junior liens	—	—	—	15	15	4
Total residential real estate	1,526	1,526	299	1,934	2,071	387
Consumer	—	—	—	9	9	1
Total	$14,966	$15,032	$4,351	$11,537	$11,703	$3,714
Total:
Agricultural	$5,339	$6,621	$62	$3,072	$3,644	$51
Commercial and industrial	11,434	11,482	2,066	7,718	8,010	489
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction & development	708	1,440	21	355	482	34
Farmland	2,230	2,380	—	2,780	2,939	3
Multifamily	—	—	—	1,856	2,022	73
Commercial real estate-other	8,512	8,728	1,903	18,706	19,120	2,676
Total commercial real estate	11,450	12,548	1,924	23,697	24,563	2,786
Residential real estate:
One- to four- family first liens	3,955	3,968	299	4,413	4,589	383
One- to four- family junior liens	—	—	—	1,312	1,323	4
Total residential real estate	3,955	3,968	299	5,725	5,912	387
Consumer	—	—	—	26	42	1
Total	$32,178	$34,619	$4,351	$40,238	$42,171	$3,714

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	For the Year Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$3,815	$88	$1,533	$58	$1,413	$211
Commercial and industrial	6,540	79	6,769	424	2,234	160
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction & development	390	54	325	7	49	—
Farmland	2,389	97	2,743	128	2,288	456
Multifamily	—	—	1,833	68	—	—
Commercial real estate-other	2,243	60	12,772	446	975	—
Total commercial real estate	5,022	211	17,673	649	3,312	456
Residential real estate:
One- to four- family first liens	2,430	101	2,469	81	547	32
One- to four- family junior liens	—	—	1,313	42	134	6
Total residential real estate	2,430	101	3,782	123	681	38
Consumer	—	—	21	2	8	—
Total	$17,807	$479	$29,778	$1,256	$7,648	$865
With an allowance recorded:
Agricultural	$1,678	$46	$1,572	$48	$1,627	$203
Commercial and industrial	5,277	74	1,313	67	1,044	104
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction & development	263	3	34	—	35	3
Farmland	—	—	70	2	74	3
Multifamily	—	—	226	6	—	—
Commercial real estate-other	6,515	—	6,528	344	551	43
Total commercial real estate	6,778	3	6,858	352	660	49
Residential real estate:
One- to four- family first liens	1,559	41	1,928	44	2,612	203
One- to four- family junior liens	—	—	15	—	74	—
Total residential real estate	1,559	41	1,943	44	2,686	203
Consumer	—	—	9	—	31	5
Total	$15,292	$164	$11,695	$511	$6,048	$564
Total:
Agricultural	$5,493	$134	$3,105	$106	$3,040	$414
Commercial and industrial	11,817	153	8,082	491	3,278	264
Credit cards	—	—	—	—	—	—
Commercial real estate:
Construction & development	653	57	359	7	84	3
Farmland	2,389	97	2,813	130	2,362	459
Multifamily	—	—	2,059	74	—	—
Commercial real estate-other	8,758	60	19,300	790	1,526	43
Total commercial real estate	11,800	214	24,531	1,001	3,972	505
Residential real estate:
One- to four- family first liens	3,989	142	4,397	125	3,159	235
One- to four- family junior liens	—	—	1,328	42	208	6
Total residential real estate	3,989	142	5,725	167	3,367	241
Consumer	—	—	30	2	39	5
Total	$33,099	$643	$41,473	$1,767	$13,696	$1,429

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at December 31, 2016 and 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
2016
Agricultural	$44	$—	$399	$443	$112,900	$113,343
Commercial and industrial	2,615	293	9,654	12,562	446,919	459,481
Credit cards	—	—	—	—	1,489	1,489
Commercial real estate:
Construction & development	630	—	297	927	125,758	126,685
Farmland	373	—	91	464	94,515	94,979
Multifamily	—	129	—	129	135,874	136,003
Commercial real estate-other	1,238	763	6,655	8,656	697,920	706,576
Total commercial real estate	2,241	892	7,043	10,176	1,054,067	1,064,243
Residential real estate:
One- to four- family first liens	2,851	1,143	1,328	5,322	366,911	372,233
One- to four- family junior liens	437	151	150	738	117,025	117,763
Total residential real estate	3,288	1,294	1,478	6,060	483,936	489,996
Consumer	50	23	33	106	36,485	36,591
Total	$8,238	$2,502	$18,607	$29,347	$2,135,796	$2,165,143

Included in the totals above are the following purchased credit impaired loans	$965	$489	$549	$2,003	$20,795	$22,798

2015
Agricultural	$19	$190	$169	$378	$121,336	$121,714
Commercial and industrial	1,046	710	644	2,400	465,012	467,412
Credit cards	2	17	4	23	1,354	1,377
Overdrafts	175	8	31	214	1,269	1,483
Commercial real estate:
Construction & development	—	—	415	415	120,338	120,753
Farmland	120	—	80	200	88,884	89,084
Multifamily	—	—	224	224	121,539	121,763
Commercial real estate-other	1,190	754	1,636	3,580	656,761	660,341
Total commercial real estate	1,310	754	2,355	4,419	987,522	991,941
Residential real estate:
One- to four- family first liens	2,611	1,293	1,772	5,676	422,557	428,233
One- to four- family junior liens	168	120	317	605	101,668	102,273
Total residential real estate	2,779	1,413	2,089	6,281	524,225	530,506
Consumer	62	6	17	85	37,424	37,509
Total	$5,393	$3,098	$5,309	$13,800	$2,138,142	$2,151,942

Included in the totals above are the following purchased credit impaired loans	473	799	989	2,261	23,331	25,592

Non-accrual and Delinquent Loans
Loans are placed on non-accrual when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 120 days or more (unless there is both a defined source of repayment and it is well secured). All loans rated doubtful or worse, and certain loans rated substandard, are placed on non-accrual.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of December 31, 2016 and 2015:

	As of December 31,
	2016		2015
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$2,690	$—	$172	$—
Commercial and industrial	8,358	—	575	—
Credit cards	—	—	—	—
Commercial real estate:
Construction & development	780	95	95	—
Farmland	227	—	20	80
Multifamily	—	—	224	—
Commercial real estate-other	7,360	—	1,452	—
Total commercial real estate	8,367	95	1,791	80
Residential real estate:
One- to four- family first liens	1,127	375	1,182	199
One- to four- family junior liens	116	15	281	—
Total residential real estate	1,243	390	1,463	199
Consumer	10	—	11	5
Total	$20,668	$485	$4,012	$284

Not included in the loans above as of December 31, 2016 and 2015 were purchased credit impaired loans with an outstanding balance of $2.6 million and $4.1 million, net of a discount of $0.5 million and $1.4 million, respectively.

As of December 31, 2016, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
(in thousands)
Balance at beginning of period	$1,446	$—
Purchases	—	1,882
Accretion	(3,287)	(666)
Reclassification from nonaccretable difference (1)	3,802	230
Balance at end of period	$1,961	$1,446
(1) - The reclassifications from non-accretable difference are due to increases in estimated cash flows from the related loans.

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

A summary of the changes in the carrying value of loan pool participations for the year ended December 31, 2015, is as follows:

For the Year Ended December 31,
2015
(in thousands)
Balance at beginning of year	$19,332
Principal payments and sale proceeds	(18,823)
Net charge-offs	(509)
Balance at end of year	$—
Total face value at end of year	$—

Changes in accretable yield on the loan pool participations that met the level-yield income recognition criteria under ASC Topic 310 were as follows:

Accretable Yield December 31,
2015
(in thousands)
Balance at beginning of year	$1,579
Additions	—
Accretions	(1,579)
Reclassifications to nonaccretable differences	—
Balance at end of year	$—
Cash flows expected to be collected at acquisition	$—
Basis in acquired loans at acquisition	$—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Premises and Equipment

Premises and equipment as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
(in thousands)
Land	$12,970	$13,270
Buildings and leasehold improvements	68,405	60,871
Furniture and equipment	15,851	17,160
Construction in process	1,439	10,972
Premises and equipment	98,665	102,273
Accumulated depreciation and amortization	23,622	26,071
Premises and equipment, net	$75,043	$76,202
Premises and equipment depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $4.6 million, $3.3 million and $2.2 million, respectively.

Note 6.	Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets in 2016, 2015, or 2014. The carrying amount of goodwill was $64.7 million at December 31, 2016 and $64.6 million at December 31, 2015. The increase of $0.1 million in goodwill was due to the finalization of accounting related to the Central merger.

In addition to goodwill, the Company recognized a $12.8 million core deposit intangible and a $1.4 million trade name intangible in 2015 due to the Central merger.

Amortization of intangible assets is recorded using an accelerated method based on the estimated useful life of insurance agency intangible, the core deposit intangible, the amortizing portion of the trade name intangible, and the customer list intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives.

The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, net book value, and weighted average life as of December 31, 2016 and 2015:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(dollars in thousands)
December 31, 2016
Balance, beginning of period	$275	$10,480	$7,040	$1,203	$143	$19,141
Amortization expense	(72)	(3,634)	—	(243)	(21)	(3,970)
Balance at end of period	$203	$6,846	$7,040	$960	$122	$15,171

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortization	(1,117)	(11,360)	—	(420)	(208)	(13,105)
Net book value	$203	$6,846	$7,040	$960	$122	$15,171

Remaining weighted average useful life (years)	7	5		8	7

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(dollars in thousands)
December 31, 2015
Balance, beginning of period	$364	$691	$7,040	$—	$164	$8,259
Additions from business combination	—	12,773	—	1,380	—	14,153
Amortization expense	(89)	(2,984)	—	(177)	(21)	(3,271)
Balance at end of period	$275	$10,480	$7,040	$1,203	$143	$19,141

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,045)	(7,726)	—	(177)	(187)	(9,135)
Net book value	$275	$10,480	$7,040	$1,203	$143	$19,141

Remaining weighted average useful life (years)	7	6		9	8

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Trade	Customer
	Agency	Deposit	Name	List
	Intangible	Premium	Intangible	Intangible	Totals
(in thousands)
Year ending December 31,
2017	$55	$2,835	$216	$19	$3,125
2018	38	2,037	188	18	2,281
2019	21	1,312	161	17	1,511
2020	20	613	133	16	782
2021	19	49	106	15	189
Thereafter	50	—	156	37	243
Total	$203	$6,846	$960	$122	$8,131

Note 7.	Other Assets

The components of the Company’s other assets as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
(in thousands)
Federal Home Loan Bank Stock	$12,800	$9,832
FDIC indemnification asset, net	479	4,274
Prepaid expenses	1,760	2,271
Mortgage servicing rights	1,951	2,249
Federal and state taxes, current	—	1,079
Accounts receivable & other miscellaneous assets	1,323	2,104
	$18,313	$21,809

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. No impairment was recorded on FHLB stock in 2016 or 2015. Redemption of this investment is at the option of the FHLB.

As part of the Central merger, the Company became a party to certain loss-share agreements with the FDIC from previous Central-related acquisitions. These agreements cover realized losses on loans and foreclosed real estate for specified periods. These loss-

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values of the loss share assets at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan.

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $391.8 million and $362.3 million at December 31, 2016 and 2015, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 9.	Time Deposits

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2016 and December 31, 2015 were $177.9 million and $162.5 million, respectively.

At December 31, 2016, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2017	$402,316
2018	100,028
2019	81,325
2020	27,050
2021	40,410
Thereafter	753
Total	$651,882

The Company had $2.6 million and $2.8 million in brokered time deposits through the CDARS program as of December 31, 2016 and December 31, 2015, respectively. The CDARS program coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	0.83	35,684	0.34	1,500
Securities sold under agreements to repurchase	0.22	82,187	0.31	67,463
Total	0.40%	$117,871	0.31%	$68,963
At December 31, 2016 and 2015, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity at December 31, 2016 and 2015 was $11.5 million and $11.8 million, respectively. As of December 31, 2016 and December 31, 2015, the Bank had municipal securities with a market value of $12.8 million and $13.1 million, respectively, pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements with correspondent banks. As of December 31, 2016 and 2015 there were $35.7 million and $1.5 million of borrowings through these correspondent bank federal funds agreements, respectively.

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

On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR + 2.00%. The line is scheduled to mature on April 27, 2017. The Company had no balance outstanding under this agreement as of December 31, 2016.

Note 11.	Subordinated Notes Payable

The Company has established three statutory business trusts under the laws of the state of Delaware: Central Bancshares Capital Trust II, Barron Investment Capital Trust I, and MidWestOne Statutory Trust II. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the respective trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (junior subordinated notes); and (iii) engaging in only those activities necessary or incidental thereto. For regulatory capital purposes, these trust securities qualify as a component of Tier 1 capital.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of as of December 31, 2016 and December 31, 2015:

	Face Value	Book Value	Interest Rate	Year-end Interest Rate	Maturity Date	Callable Date
(in thousands)
2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,614	Three-month LIBOR + 3.50%	4.46%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,614	Three-month LIBOR + 2.15%	3.15%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.55%	12/15/2037	12/15/2012
Total	$24,743	$23,692

2015
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,552	Three-month LIBOR + 3.50%	4.01%	3/15/2038	3/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,571	Three-month LIBOR + 2.15%	2.74%	9/23/2036	9/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.10%	12/15/2037	12/15/2012
Total	$24,743	$23,587
(1) All distributions are cumulative and paid in cash quarterly.
(2) Central Bancshares Capital Trust II was established by Central and Barron Investment Capital Trust I was acquired by Central, prior to the Company’s merger with Central, and the obligations under the junior subordinated notes issued by Central to these trusts were assumed by the Company.
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

The Company assumed a subordinated note held by 1907 EJF Fund, LTD, which was issued by Central prior to the Company’s merger on May 1, 2015, with a face value of $12.3 million. On June 23, 2015 the Company redeemed the subordinated note.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Long-Term Borrowings

Long-term borrowings were as follows as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.56%	$115,000	1.64%	$87,000
Note payable to unaffiliated bank	2.52	17,500	2.17	22,500
Total	1.69%	$132,500	1.75%	$109,500
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

As of December 31, 2016 and 2015, FHLB borrowings were as follows:

	Rates			Amount
	Minimum		Maximum	2016	2015
(dollars in thousands)
Due in 2016	0.50%	to	2.46%	$—	$22,000
Due in 2017	0.79%	to	2.78%	30,000	10,000
Due in 2018	1.30%	to	1.60%	19,000	19,000
Due in 2019	1.42%	to	1.85%	27,000	17,000
Due in 2020	1.52%	to	2.25%	32,000	12,000
Due in 2021	1.93%	to	1.93%	7,000	7,000
Total				$115,000	$87,000

On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly beginning September 30, 2015. As of December 31, 2016, $17.5 million of that note was outstanding. The note contains certain requirements, covenants and restrictions that we view to be customary for such a transaction, including those that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

Note 13.	Income Taxes

Income taxes for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	December 31,
	2016	2015	2014
(in thousands)
Current:
Federal	$7,410	$6,147	$3,573
State	2,303	372	956
Deferred	(2,853)	1,300	2,502
Total income tax provision	$6,860	$7,819	$7,031

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provisions for the years ended December 31, 2016, 2015 and 2014 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% for the years ended December 31, 2016, 2015, and 2014, to the income before income taxes because of the following items:

	2016		2015		2014
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$9,538	35.0%	$11,528	35.0%	$8,943	35.0%
Tax-exempt interest	(3,011)	(11.0)	(2,817)	(8.6)	(2,520)	(9.9)
Bank-owned life insurance	(477)	(1.8)	(438)	(1.3)	(385)	(1.5)
State income taxes, net of federal income tax benefit	1,257	4.6	333	1.0	798	3.1
Non-deductible acquisition expenses	83	0.3	691	2.1	261	1.0
General business credits	(537)	(2.0)	(1,225)	(3.7)	—	—
Other	7	0.1	(253)	(0.8)	(66)	(0.3)
Total income tax provision	$6,860	25.2%	$7,819	23.7%	$7,031	27.4%

Net deferred tax assets as of December 31, 2016 and 2015 consisted of the following components:

	December 31,
	2016	2015
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$8,585	$7,449
Deferred compensation	1,982	1,909
Net operating losses (state net operating loss carryforwards)	3,838	3,560
Unrealized losses on investment securities	738	—
Other real estate owned	283	146
Other	3,012	1,934
Gross deferred tax assets	18,438	14,998

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	4,092	3,658
Federal Home Loan Bank stock	137	133
Purchase accounting adjustments	2,352	2,717
Mortgage servicing rights	766	853
Prepaid expenses	289	194
Unrealized gains on investment securities	—	2,091
Deferred loan fees	225	261
Other	216	584
Gross deferred tax liabilities	8,077	10,491
Net deferred income tax asset	10,361	4,507
Valuation allowance	3,838	3,560
Net deferred tax asset	$6,523	$947

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $47.8 million will expire in various amounts from 2018 to 2037. As of December 31, 2016 and 2015, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2016 and 2015.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The 401(k) contribution expense for this plan totaled $1.3 million, $1.2 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for this plan totaled $0.8 million, $1.0 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has a salary continuation plan for several officers and directors. These plans provide annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2016, 2015 and 2014 totaled $0.4 million, $0.4 million and $0.3 million, respectively. To provide the retirement benefits, the Company carries life insurance policies which had cash values totaling $16.4 million, $14.7 million and $14.3 million at December 31, 2016, 2015 and 2014, respectively.

Note 15.	Stock Compensation Plans

The Company maintains the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “Plan”) as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 750,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2016 and 2015, 431,828 and 460,757 shares, respectively, of the Company’s common stock remained available for future awards under the Plan.

During 2016, the Company recognized $731,000 of stock based compensation expense, which consisted of $731,000 of expense related to restricted stock unit grants and no expense related to stock option grants. In comparison, during 2015, the Company recognized $634,000 of stock-based compensation expense, which consisted of $634,000 for restricted stock unit grants and no expense related to stock option grants, while total stock-based compensation expense in 2014 was $493,000 which consisted of $493,000 for restricted stock unit grants and no expense related to stock option grants.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity for the year ended December 31, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at December 31, 2015	22,300	$13.51
Granted	—	—
Exercised	(2,900)	18.25
Forfeited	—	—
Expired	(950)	20.08
Outstanding at December 31, 2016	18,450	$12.42	1.76	$465
Exercisable at December 31, 2016	18,450	$12.42	1.76	$465

During 2016, the Company received $53,000 of cash from the exercise of stock option awards and recorded a $5,000 tax benefit from these exercises. Plan participants realized an intrinsic value of $26,000 from the exercise of these stock options during 2016. In comparison, Plan participants realized an intrinsic value of $119,000 and $109,000 from the exercise of stock options during 2015 and 2014, respectively. As of December 31, 2016, there were no remaining compensation costs related to nonvested stock options that have not yet been recognized.

There were no stock option awards granted in 2016, 2015, or 2014.

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

Restricted Stock Units:
Under the Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of the grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of awards ultimately expected to vest. Each restricted stock unit entitles the recipient to receive one share of stock on the vesting date. Generally, for employee awards, the restricted stock units vest 25% per year over four years, with the first vesting date being the one-year anniversary of the grant date, or 100% upon the death or disability of the recipient, or upon change of control (as defined in the Plan) of the Company. Awards granted to directors vest 100% one year from the date of the award. If a participant terminates employment or service prior to the end of the continuous service period, the unearned portion of the stock unit award may be forfeited, at the discretion of the Company’s Compensation Committee. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2016:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2015	60,858	$26.46
Granted	38,200	27.03
Vested	(26,133)	25.47
Forfeited	(6,875)	27.85
Nonvested at December 31, 2016	66,050	$27.04

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of restricted stock unit awards that vested during 2016 was $983,000, compared to $703,000 and $792,000 during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2016, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $1,205,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.5 years.

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

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2016	2015	2014
(dollars in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$20,391	$25,118	$18,522

Denominator:
Weighted average shares outstanding	11,430,087	10,362,929	8,405,284
Basic earnings per common share	$1.78	$2.42	$2.20

Diluted earnings per common share computation
Numerator:
Net income	$20,391	$25,118	$18,522

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	11,456,324	10,391,323	8,433,296
Diluted earnings per common share	$1.78	$2.42	$2.19

Note 17.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

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

Quantitative measures established by the regulations in effect on December 31, 2015, to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. To be categorized as well capitalized under those requirements, an institution had to maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action.

A comparison of the Company’s and the Banks’ capital with the corresponding minimum regulatory requirements in effect as of December 31, 2016 and December 31, 2015, is presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At December 31, 2016:
Consolidated:
Total capital/risk weighted assets	$280,396	11.65%	$207,661	8.625%	N/A	N/A
Tier 1 capital/risk weighted assets	258,304	10.73	159,508	6.625	N/A	N/A
Common equity tier 1 capital/risk weighted assets	234,638	9.75	123,393	5.125	N/A	N/A
Tier 1 leverage capital/average assets	258,304	8.75	118,040	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$286,959	11.96%	$206,892	8.625%	$239,875	10.00%
Tier 1 capital/risk weighted assets	264,871	11.04	158,917	6.625	191,900	8.00
Common equity tier 1 capital/risk weighted assets	264,871	11.04	122,936	5.125	155,919	6.50
Tier 1 leverage capital/average assets	264,871	8.98	118,000	4.000	147,500	5.00
At December 31, 2015:
Consolidated:
Total capital/risk weighted assets	$263,717	11.48%	$183,718	8.00%	N/A	N/A
Tier 1 capital/risk weighted assets	244,154	10.63	137,789	6.00	N/A	N/A
Common equity tier 1 capital/risk weighted assets	220,567	9.60	103,342	4.50	N/A	N/A
Tier 1 leverage capital/average assets	244,154	8.34	117,123	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$171,583	12.53%	$109,578	8.00%	$136,972	10.00%
Tier 1 capital/risk weighted assets	154,726	11.30	82,183	6.00	109,578	8.00
Common equity tier 1 capital/risk weighted assets	154,726	11.30	61,638	4.50	89,032	6.50
Tier 1 leverage capital/average assets	154,726	8.90	69,501	4.00	86,876	5.00
Central Bank
Total capital/risk weighted assets	$102,718	11.14%	$73,792	8.00%	$92,240	10.00%
Tier 1 capital/risk weighted assets	100,017	10.84	55,344	6.00	73,792	8.00
Common equity tier 1 capital/risk weighted assets	100,017	10.84	41,508	4.50	59,956	6.50
Tier 1 leverage capital/average assets	100,017	8.44	47,412	4.00	59,265	5.00

The ability of the Company to pay dividends to its shareholders is dependent upon dividends paid by the Bank to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount of dividends it may pay. In addition, as previously noted, subsequent to December 31, 2008, the Bank’s board of directors adopted a capital policy requiring it to maintain a ratio of Tier 1 capital to total assets of at least 8% and a ratio of total capital to risk-based capital of at least 10%. Failure to maintain these ratios also could limit the ability of the Bank to pay dividends to the Company.

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $6.8 million and $2.0 million as of December 31, 2016 and 2015, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2016 and 2015, is as follows:

	December 31,
	2016	2015
(in thousands)
Commitments to extend credit	$473,725	$417,927
Commitments to sell loans	4,241	3,187
Standby letters of credit	9,320	16,146
Total	$487,286	$437,260

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At both December 31, 2016 and 2015, the amount recorded as liabilities for the Bank’s potential obligations under these guarantees was $0.2 million.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 72% of the loans are real estate loans and approximately 10% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4 “Loans Receivable and the Allowance for Loan Losses”. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled $155.6 million and $57.5 million, respectively, as of December 31, 2016. The amount of investment securities issued by one individual municipality did not exceed $5.0 million.

Note 19.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
(in thousands)
Balance, beginning	$10,247	$11,655
Net decrease due to change in related parties	(906)	(284)
Advances	2,834	3,919
Collections	(1,319)	(5,043)
Balance, ending	$10,856	$10,247

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $8.3 million and $8.5 million as of December 31, 2016 and 2015, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.
The Company has from time to time engaged Neumann Monson, P.C. (“Neumann Monson”), an architectural services firm headquartered in Iowa City for which Kevin Monson, Chairman of the Company, is President, Managing Partner and majority owner, to perform architectural and design services with respect to the Company's offices. During 2016 and 2015, the Company paid Neumann Monson $77,000 and $254,000, respectively, for such services. The engagement of Neumann Monson to provide the services described was reviewed by our Audit Committee, which also monitors the level of services by Neumann Monson on a periodic basis. Apart from the approval and monitoring process involving the Audit Committee, Neumann Monson was retained in the ordinary course of business, and the Company believes that such services are provided to the Company on terms no less favorable than those that would have been realized in transactions with unaffiliated parties.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2016 and 2015. There were no liabilities subject to fair value measurement on a recurring basis as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,905	$—	$5,905	$—
State and political subdivisions	165,272	—	165,272	—
Mortgage-backed securities	61,354	—	61,354	—
Collateralized mortgage obligations	171,267	—	171,267	—
Corporate debt securities	72,453	—	72,453	—
Total available for sale debt securities	476,251	—	476,251	—
Other equity securities	1,267	1,267	—	—
Total securities available for sale	$477,518	$1,267	$476,251	$—

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Treasury securities	$6,910	$—	$6,910	$—
U.S. Government agencies and corporations	26,653	—	26,653	—
State and political subdivisions	183,384	—	183,384	—
Mortgage-backed securities	57,062	—	57,062	—
Collateralized mortgage obligations	106,404	—	106,404	—
Corporate debt securities	45,566	—	45,566	—
Total available for sale debt securities	425,979	—	425,979	—
Other equity securities	1,262	1,262	—	—
Total securities available for sale	$427,241	$1,262	$425,979	$—

There were no transfers of assets between levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.

There have been no changes in valuation techniques used for any assets measured at fair value during the year ended December 31, 2016.

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

The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2016 and 2015, as more fully described above.

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,774	$—	$—	$8,774
Other real estate owned	$2,097	$—	$—	$2,097

	Fair Value Measurement at December 31, 2015 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$23,812	$—	$—	$23,812
Other real estate owned	$8,834	$—	$—	$8,834

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2016 and 2015. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of the Bank. Neither of these components has been given consideration in the presentation of fair values below.

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$43,228	$43,228	$43,228	$—	$—
Investment securities:
Available for sale	477,518	477,518	1,267	476,251	—
Held to maturity	168,392	164,792	—	164,792	—
Total investment securities	645,910	642,310	1,267	641,043	—
Loans held for sale	4,241	4,286	—	—	4,286
Loans, net	2,143,293	2,138,252	—	2,138,252	—
Accrued interest receivable	13,871	13,871	13,871	—	—
Federal Home Loan Bank stock	12,800	12,800	—	12,800	—
Financial liabilities:
Deposits:
Non-interest-bearing demand	494,586	494,586	494,586	—	—
Interest-bearing checking	1,136,282	1,136,282	1,136,282	—	—
Savings	197,698	197,698	197,698	—	—
Certificates of deposit under $100,000	326,832	324,978	—	324,978	—
Certificates of deposit $100,000 and over	325,050	324,060	—	324,060	—
Total deposits	2,480,448	2,477,604	1,828,566	649,038	—
Federal funds purchased and securities sold under agreements to repurchase	117,871	117,871	117,871	—	—
Federal Home Loan Bank borrowings	115,000	114,590	—	114,590	—
Junior subordinated notes issued to capital trusts	23,692	19,248	—	19,248	—
Long-term debt	17,500	17,500	—	17,500	—
Accrued interest payable	1,472	1,472	1,472	—	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$47,097	$47,097	$47,097	$—	$—
Investment securities:
Available for sale	427,241	427,241	1,262	425,979	—
Held to maturity	118,423	118,234	—	118,234	—
Total investment securities	545,664	545,475	1,262	544,213	—
Loans held for sale	3,187	3,262	—	—	3,262
Loans, net	2,132,515	2,132,009	—	2,132,009	—
Accrued interest receivable	13,736	13,736	13,736	—	—
Federal Home Loan Bank stock	9,832	9,832	—	9,832	—
Financial liabilities:
Deposits:
Non-interest bearing demand	559,586	559,586	559,586	—	—
Interest-bearing checking	1,064,350	1,064,350	1,064,350	—	—
Savings	189,489	189,489	189,489	—	—
Certificates of deposit under $100,000	348,268	346,875	—	346,875	—
Certificates of deposit $100,000 and over	301,828	301,521	—	301,521	—
Total deposits	2,463,521	2,461,821	1,813,425	648,396	—
Federal funds purchased and securities sold under agreements to repurchase	68,963	68,963	68,963	—	—
Federal Home Loan Bank borrowings	87,000	86,817	—	86,817	—
Junior subordinated notes issued to capital trusts	23,587	18,611	—	18,611	—
Long-term debt	22,500	22,500	—	22,500	—
Accrued interest payable	1,507	1,507	1,507	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowing rates for similar types of borrowing arrangements.
The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2016, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2016	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$8,774	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$2,097	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

Once a bid was awarded to SRC, the Company assumed the risk of profit or loss, but did so on a non-recourse basis so the risk was limited to its initial investment. The extent of the risk was also dependent upon: the debtor or guarantor’s financial condition, the possibility that a debtor or guarantor may file for bankruptcy protection, SRC’s ability to locate any collateral and obtain possession, the value of such collateral, and the length of time it took to realize the recovery either through collection procedures, legal process, or resale of the loans after a restructure.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.	Branch Sales

On September 10, 2015, MidWestOne Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Ottumwa, Iowa branch to Peoples State Bank headquartered in Albia, Iowa, a unit of Peoples Tri-County BanCorp. Peoples State Bank assumed approximately $33.0 million in deposits and $17.1 million in loans on the sale completion date of December 4, 2015, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Operation in Other gain.

On September 24, 2015, Central Bank, a wholly owned subsidiary of the Company, entered into an agreement to sell its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank headquartered in Altoona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. Citizens Community Federal Bank assumed approximately $27.6 million in deposits and $14.2 million in loans. The transaction was completed on February 5, 2016, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Operations in Other gain.

On May 9, 2016, the Bank entered into an agreement to sell its Davenport, Iowa branch to CBI Bank and Trust (“CBI Bank”) headquartered in Muscatine, Iowa, a unit of Central Bancshares, Inc. of Muscatine, Iowa. CBI Bank assumed approximately $12.0 million in deposits and $33.0 million in loans on the sale completion date of August 5, 2016, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Operations in Other gain.

Note 24.	Parent Company Only Financial Information

The following is condensed financial information of MidWestOne Financial Group, Inc. as of December 31, 2016 and 2015 (parent company only):

	As of December 31,
	2016	2015
(in thousands)
Balance Sheets
Assets
Cash	$2,621	$4,489
Investment in subsidiaries	336,937	331,612
Investment securities available for sale	326	300
Investment securities held to maturity	743	743
Income tax receivable	1,479	571
Other assets	4,947	4,976
Total assets	$347,053	$342,691
Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated notes issued to capital trusts	$23,692	$23,587
Long-term debt	17,500	22,500
Deferred income taxes	84	113
Other liabilities	321	313
Total liabilities	41,597	46,513
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	11,713	11,713
Additional paid-in capital	163,667	163,487
Treasury stock	(5,766)	(6,331)
Retained earnings	136,975	123,901
Accumulated other comprehensive income	(1,133)	3,408
Total shareholders’ equity	305,456	296,178
Total liabilities and shareholders’ equity	$347,053	$342,691

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed financial information of MidWestOne Financial Group, Inc.for the years ended December 31, 2016, 2015, and 2014 (parent company only):

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Statements of Income
Dividends received from subsidiaries	$12,508	$53,511	$8,500
Interest income and dividends on investment securities	31	30	49
Interest and discount on loan pool participations	—	(69)	(293)
Investment securities gains	—	188	—
Loss on sale of loan pool participations	—	(455)	—
Interest on debt	(1,305)	(1,135)	(281)
Operating expenses	(1,966)	(5,233)	(2,351)
Income before income taxes and equity in subsidiaries’ undistributed income	9,268	46,837	5,624
Income tax benefit	(1,245)	(1,951)	(807)
Income before equity in subsidiaries’ undistributed income	10,513	48,788	6,431
Equity in subsidiaries’ undistributed income	9,878	(23,670)	12,091
Net income	$20,391	$25,118	$18,522

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed financial information of MidWestOne Financial Group, Inc. for the years ended December 31, 2016, 2015, and 2014 (parent company only):

	Year Ended December 31,
	2016	2015	2014
(in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$20,391	$25,118	$18,522
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiaries, net of dividends and distributions	(9,878)	23,670	(12,091)
Amortization of premium on junior subordinated notes issued to capital trusts	105	73	—
Deferred income taxes	(35)	617	330
Investment securities gain	—	(188)	—
Stock based compensation	731	634	493
(Increase) decrease in other assets	(879)	518	(488)
Increase (decrease) in other liabilities	8	(907)	550
Net cash provided by operating activities	10,443	49,535	7,316
Cash flows from investing activities
Proceeds from sales of available for sale securities	1	1,173	2
Purchase of available for sale securities	(9)	(14)	(29)
Proceeds from maturities and calls of held to maturity securities	—	246	—
Loan participation pools, net	—	1,964	1,445
Net cash acquired in business combination	—	(62,902)	—
Investment in subsidiary - Central Bank	—	(3,000)	—
Net cash provided by (used in) investing activities	(8)	(62,533)	1,418
Cash flows from financing activities:
Stock options exercised	14	158	282
Repurchase of common stock	—	—	(3,987)
Redemption of subordinated note payable	—	(12,669)	—
Proceeds from long-term debt	—	25,000	—
Payments on long-term debt	(5,000)	(2,500)	—
Issuance of common stock, net of expenses	—	7,900	—
Dividends paid	(7,317)	(6,344)	(4,868)
Net cash provided by (used in) financing activities	(12,303)	11,545	(8,573)
Increase (decrease) in cash	(1,868)	(1,453)	161
Cash Balance:
Beginning	4,489	5,942	5,781
Ending	$2,621	$4,489	$5,942

Note 25.	Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2016, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2016 have been recognized in the consolidated financial statements for the period ended December 31, 2016. Events or transactions that provided evidence about conditions that did not exist at December 31, 2016, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2016.

On January 25, 2017, the board of directors of the Company declared a cash dividend of $0.165 per share payable on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 17, 2017 the Company announced its plans to expand into the Denver, Colorado market area through the hiring of four bankers and the establishment of a full-service branch in Denver. The Company expects its first Denver-area full service bank office will open in late spring of 2017 once all arrangements and regulatory approvals are secured.

Note 26.	Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2016
Interest income	$27,914	$27,891	$28,038	$28,485
Interest expense	3,384	3,310	3,098	2,930
Net interest income	24,530	24,581	24,940	25,555
Provision for loan losses	4,742	1,005	1,171	1,065
Noninterest income	5,720	5,714	5,595	6,405
Noninterest expense	21,106	20,439	22,815	23,446
Income before income taxes	4,402	8,851	6,549	7,449
Income tax expense	532	2,629	1,794	1,905
Net income	$3,870	$6,222	$4,755	$5,544
Net income per common share - basic	$0.34	$0.54	$0.42	$0.49
Net income per common share - diluted	$0.34	$0.54	$0.42	$0.48
2015
Interest income	$29,044	$29,989	$25,185	$16,482
Interest expense	2,716	3,230	2,462	2,240
Net interest income	26,328	26,759	22,723	14,242
Provision for loan losses	1,490	2,141	901	600
Noninterest income	6,638	5,460	5,087	4,008
Noninterest expense	21,809	20,342	19,846	11,179
Income before income taxes	9,667	9,736	7,063	6,471
Income tax expense	1,429	2,121	2,594	1,675
Net income	$8,238	$7,615	$4,469	$4,796
Net income per common share - basic	$0.72	$0.67	$0.43	$0.57
Net income per common share - diluted	$0.72	$0.67	$0.42	$0.57

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MidWestOne Financial Group, Inc.
We have audited MidWestOne Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. MidWestOne Financial Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MidWestOne Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, statements of operations, comprehensive income, shareholders’ equity and cash flows of MidWestOne Financial Group, Inc. and subsidiaries and our report dated March 2, 2017 expressed an unqualified opinion.
/s/ RSM US LLP
Cedar Rapids, Iowa
March 2, 2017

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders under the caption “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2016 fiscal year.

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

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 2, 2017	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ KATIE A. LORENSON
Katie A. Lorenson
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 2, 2017
Charles N. Funk	Director (principal executive officer)

Senior Vice President
/s/ KATIE A. LORENSON	and Chief Financial Officer	March 2, 2017
Katie A. Lorenson	(principal financial officer and
principal accounting officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 2, 2017
Kevin W. Monson

/s/ RICHARD R. DONOHUE	Director	March 2, 2017
Richard R. Donohue

/s/ MICHAEL A. HATCH	Director	March 2, 2017
Michael A. Hatch

/s/ TRACY S. MCCORMICK	Director	March 2, 2017
Tracy S. McCormick

/s/ JOHN M. MORRISON	Director	March 2, 2017
John M. Morrison

/s/ WILLIAM N. RUUD	Director	March 2, 2017
William N. Ruud

/s/ RICHARD J. SCHWAB	Director	March 2, 2017
Richard J. Schwab

/s/ RUTH E. STANOCH	Director	March 2, 2017
Ruth E. Stanoch

/s/ KURT R. WEISE	Director	March 2, 2017
Kurt R. Weise

/s/ STEPHEN L. WEST	Director	March 2, 2017
Stephen L. West

/s/ R. SCOTT ZAISER	Director	March 2, 2017
R. Scott Zaiser

INDEX TO EXHIBITS

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	November 20, 2014, between MidWestOne Financial	filed with the SEC on November 21, 2014
Group, Inc. and Central Bancshares, Inc.

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Second Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on February 1, 2017

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Shareholder Agreement, by and among MidWestOne	Exhibit 99.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc., Riverbank Insurance Center, Inc.,	filed with the SEC on November 21, 2014
CBS LLC, John M. Morrison Revocable Trust #4 and
John M. Morrison, dated November 20, 2014

10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s
	Ownership Plan & Trust, as amended and restated*	Form 10-K for the year ended December 31, 2006

10.2	MidWestOne Financial Group, Inc. 2006 Stock	Appendix A of former MidWestOne Financial Group, Inc.’s
	Incentive Plan*	Definitive Proxy Statement on Schedule 14A filed with the
SEC on March 21, 2006

10.3	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan*	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.4	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated January 1, 2013*	Form 8-K/A filed with the SEC on March 12, 2013

Exhibit
Number	Description	Incorporated by Reference to:

10.5	Employment Agreement between MidWestOne Financial	Exhibit 10.2 to the Company’s Current Report on
	Group, Inc. and Kent L. Jehle, dated January 1, 2013*	Form 8-K/A filed with the SEC on March 12, 2013

10.6	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.7	First Amended and Restated Supplemental Retirement	Exhibit 10.10 to the Company’s Form 10-K for the year
	Agreement between Iowa State Bank & Trust Company	ended December 31, 2012
(now known as MidWestOne Bank) and Gary J. Ortale,
dated April 1, 2004*

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company’s Amendment No. 1 to
	Bank & Trust Company (now known as MidWestOne	Registration Statement on Form S-4 (File No. 333-147628)
	Bank) and Kent L. Jehle, dated January 1, 1998, as	filed with the SEC on January 14, 2008
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003*

10.9	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company’s Amendment No. 1 to
	Iowa State Bank & Trust Company (now known as	Registration Statement on Form S-4 (File No. 333-147628)
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	filed with the SEC on January 14, 2008
2002*

10.10	Supplemental Retirement Agreement between Iowa State	Exhibit 10.14 to the Company’s Form 10-K for the year
	Bank & Trust Company (now known as MidWestOne	ended December 31, 2012
Bank) and Susan R. Evans, dated April 1, 2004*

10.11	Employment Agreement between MidWestOne Financial	Exhibit 10.3 to the Company’s Current Report on
	Group, Inc. and Gary J. Ortale, dated January 1, 2013*	Form 8-K/A filed with the SEC on March 12, 2013

10.12	Employment Agreement between MidWestOne Financial	Exhibit 10.4 to the Company’s Current Report on
	Group, Inc. and Susan R. Evans, dated January 1, 2013*	Form 8-K/A filed with the SEC on March 12, 2013

10.13	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated January 1, 2015*	Form 8-K filed with the SEC on February 9, 2015

10.14	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Kurt Weise, dated December 12, 2014*	Form 8-K filed with the SEC on October 3, 2016

10.15	Letter Amendment to Employment Agreement between	Exhibit 10.2 to the Company’s Current Report on
	MidWestOne Financial Group, Inc. and Kurt Weise,	Form 8-K filed with the SEC on October 3, 2016
effective as of September 30, 2016*

10.16	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Katie Lorenson, dated February 1, 2016*	Form 8-K filed with the SEC on February 2, 2016

10.17	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Kevin Kramer, dated October 4, 2016*	Form 8-K filed with the SEC on October 4, 2016

Exhibit
Number	Description	Incorporated by Reference to:

10.18	Employee Covenant Agreement between MidWestOne	Filed herewith
Financial Group, Inc. and Mitch Cook, dated
December 12, 2014*

10.19	Central Bank Supplemental Retirement Agreement 2008	Filed herewith
Restatement between Central Bank (now known as
MidWestOne Bank) and Kurt Weise, dated December 30,
2008*

10.20	First Amendment to the Central Bank Supplemental	Filed herewith
Retirement Agreement (2008 Restatement) for Kurt
Weise between Central Bank (now known as MidWestOne
Bank) and Kurt Weise, dated April 23, 2014*

10.21	Central Bank 2014 Supplemental Retirement Agreement	Filed herewith
between Central Bank (now known as MidWestOne Bank)
and Mitch Cook, dated September 30, 2014*

10.22	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015
dated April 30, 2015

10.23	Form of Securities Purchase Agreement, dated June 22,	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	2015	filed with the SEC on June 23, 2015

10.24	Form of Registration Rights Agreement, dated June 22,	Exhibit 10.2 to the Company’s Current Report on Form 8-K
	2015	filed with the SEC on June 23, 2015

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit
Number	Description	Incorporated by Reference to:

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document

* Indicates management contract or compensatory plan or arrangement.