Form 10-Q
period 2017-03-31
MidWestOne Financial Group, Inc.
filed 2017-05-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2017, there were 12,210,971 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$33,893	$41,464
Interest-bearing deposits in banks	19,338	1,764
Federal funds sold	1,239	—
Cash and cash equivalents	54,470	43,228
Investment securities:
Available for sale	471,561	477,518
Held to maturity (fair value of $172,640 as of March 31, 2017 and $164,792 as of December 31, 2016)	174,668	168,392
Loans held for sale	381	4,241
Loans	2,165,044	2,165,143
Allowance for loan losses	(22,217)	(21,850)
Net loans	2,142,827	2,143,293
Premises and equipment, net	75,031	75,043
Accrued interest receivable	12,696	13,871
Goodwill	64,654	64,654
Other intangible assets, net	14,322	15,171
Bank-owned life insurance	47,559	47,231
Other real estate owned	1,696	2,097
Deferred income taxes	6,121	6,523
Other assets	17,529	18,313
Total assets	$3,083,515	$3,079,575
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$481,718	$494,586
Interest-bearing checking	1,164,293	1,136,282
Savings	203,139	197,698
Certificates of deposit under $100,000	326,766	326,832
Certificates of deposit $100,000 and over	354,977	325,050
Total deposits	2,530,893	2,480,448
Federal funds purchased	—	35,684
Securities sold under agreements to repurchase	67,591	82,187
Federal Home Loan Bank borrowings	95,000	115,000
Junior subordinated notes issued to capital trusts	23,718	23,692
Long-term debt	16,250	17,500
Deferred compensation liability	5,200	5,180
Accrued interest payable	1,405	1,472
Other liabilities	15,944	12,956
Total liabilities	2,756,001	2,774,119
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at March 31, 2017 and December 31, 2016	$—	$—
Common stock, $1.00 par value; authorized 15,000,000 shares at March 31, 2017 and December 31, 2016; issued 12,213,481 shares at March 31, 2017 and 11,713,481 shares at December 31, 2016; outstanding 11,959,521 shares at March 31, 2017 and 11,436,360 shares at December 31, 2016	12,213	11,713
Additional paid-in capital	179,014	163,667
Treasury stock at cost, 253,960 shares as of March 31, 2017 and 277,121 shares as of December 31, 2016	(5,328)	(5,766)
Retained earnings	141,797	136,975
Accumulated other comprehensive income	(182)	(1,133)
Total shareholders' equity	327,514	305,456
Total liabilities and shareholders' equity	$3,083,515	$3,079,575
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$24,279	$25,116
Interest on bank deposits	5	8
Interest on investment securities:
Taxable securities	2,718	1,924
Tax-exempt securities	1,565	1,437
Total interest income	28,567	28,485
Interest expense:
Interest on deposits:
Interest-bearing checking	798	760
Savings	51	106
Certificates of deposit under $100,000	859	569
Certificates of deposit $100,000 and over	917	639
Total interest expense on deposits	2,625	2,074
Interest on federal funds purchased	46	25
Interest on securities sold under agreements to repurchase	38	53
Interest on Federal Home Loan Bank borrowings	443	451
Interest on other borrowings	3	6
Interest on junior subordinated notes issued to capital trusts	221	197
Interest on long-term debt	110	124
Total interest expense	3,486	2,930
Net interest income	25,081	25,555
Provision for loan losses	1,041	1,065
Net interest income after provision for loan losses	24,040	24,490
Noninterest income:
Trust, investment, and insurance fees	1,612	1,498
Service charges and fees on deposit accounts	1,283	1,258
Loan origination and servicing fees	802	619
Other service charges and fees	1,458	1,430
Bank-owned life insurance income	328	384
Gain on sale or call of available for sale securities	—	244
Gain on sale of held to maturity securities	43	—
Loss on sale of premises and equipment	(2)	(211)
Other gain	13	1,183
Total noninterest income	5,537	6,405
Noninterest expense:
Salaries and employee benefits	11,884	12,645
Net occupancy and equipment expense	3,304	3,251
Professional fees	1,022	946
Data processing expense	711	2,573
FDIC insurance expense	367	421
Amortization of intangible assets	849	1,061
Other operating expense	2,198	2,549
Total noninterest expense	20,335	23,446
Income before income tax expense	9,242	7,449
Income tax expense	2,529	1,905
Net income	$6,713	$5,544
Share and per share information:
Ending number of shares outstanding	11,959,521	11,425,035
Average number of shares outstanding	11,505,687	11,416,993
Diluted average number of shares	11,555,356	11,442,931
Earnings per common share - basic	$0.58	$0.49
Earnings per common share - diluted	0.58	0.48
Dividends paid per common share	0.165	0.160
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2017	2016
Net income	$6,713	$5,544

Other comprehensive income, available for sale securities:
Unrealized holding gains arising during period	1,567	2,978
Reclassification adjustment for gains included in net income	—	(244)
Income tax expense	(616)	(1,016)
Other comprehensive income on available for sale securities	951	1,718
Other comprehensive income, net of tax	951	1,718
Comprehensive income	$7,664	$7,262
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	5,544	—	5,544
Dividends paid on common stock ($0.16 per share)	—	—	—	—	(1,827)	—	(1,827)
Release/lapse of restriction on RSUs (17,708 shares)	—	—	(352)	330	—	—	(22)
Stock compensation	—	—	186	—	—		186
Other comprehensive income, net of tax	—	—	—	—	—	1,718	1,718
Balance at March 31, 2016	$—	$11,713	$163,321	$(6,001)	$127,618	$5,126	$301,777
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	6,713	—	6,713
Issuance of common stock (500,000 shares), net of expenses of $983,000	—	500	15,642	—	—	—	16,142
Dividends paid on common stock ($0.165 per share)	—	—	—	—	(1,891)	—	(1,891)
Stock options exercised (5,800 shares)	—	—	(74)	121	—	—	47
Release/lapse of restriction on RSUs (20,200 shares)	—	—	(420)	317	—	—	(103)
Stock compensation	—	—	199	—	—	—	199
Other comprehensive income, net of tax	—	—	—	—	—	951	951
Balance at March 31, 2017	$—	$12,213	$179,014	$(5,328)	$141,797	$(182)	$327,514
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$6,713	$5,544
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,041	1,065
Depreciation of premises and equipment	1,040	1,130
Amortization of other intangibles	849	1,061
Amortization of premiums and discounts on investment securities, net	373	484
Loss on sale of premises and equipment	2	211
Deferred income taxes	(289)	(303)
Excess tax benefit from share-based award activity	(75)	(16)
Stock-based compensation	199	186
Net gain on sale or call of available for sale securities	—	(244)
Net gain on sale or call of held to maturity securities	(43)	—
Net gain on sale of other real estate owned	(19)	(408)
Net gain on sale of loans held for sale	(323)	(431)
Writedown of other real estate owned	23	—
Origination of loans held for sale	(18,770)	(23,365)
Proceeds from sales of loans held for sale	22,953	25,816
Decrease in accrued interest receivable	1,175	1,773
Increase in cash surrender value of bank-owned life insurance	(328)	(384)
Decrease in other assets	784	83
Increase in deferred compensation liability	20	54
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	2,921	(179)
Net cash provided by operating activities	18,246	12,077
Cash flows from investing activities:
Proceeds from sales of available for sale securities	—	19,690
Proceeds from maturities and calls of available for sale securities	15,005	22,633
Purchases of available for sale securities	(7,813)	(2)
Proceeds from sales of held to maturity securities	1,153	—
Proceeds from maturities and calls of held to maturity securities	1,047	2,494
Purchase of held to maturity securities	(8,474)	(2,399)
Net increase in loans	(672)	(21,104)
Purchases of premises and equipment	(1,004)	(1,854)
Proceeds from sale of other real estate owned	494	3,481
Proceeds from sale of premises and equipment	—	1,273
Proceeds of principal and earnings from bank-owned life insurance	—	426
Net cash provided by (used in) investing activities	(264)	24,638
Cash flows from financing activities:
Net increase (decrease) in deposits	50,445	(33,914)
Decrease in federal funds purchased	(35,684)	(1,500)
Decrease in securities sold under agreements to repurchase	(14,596)	(9,594)
Proceeds from Federal Home Loan Bank borrowings	50,000	30,000
Repayment of Federal Home Loan Bank borrowings	(70,000)	(5,000)
Proceeds from stock options exercised	123	—
Excess tax benefit from share-based award activity	75	16
Taxes paid relating to net share settlement of equity awards	(104)	(38)
Payments on long-term debt	(1,250)	(1,250)
Dividends paid	(1,891)	(1,827)
Issuance of common stock, net of expenses	16,142	—
Net cash used in financing activities	(6,740)	(23,107)
Net increase in cash and cash equivalents	11,242	13,608
Cash and cash equivalents at beginning of period	43,228	47,097
Cash and cash equivalents at end of period	$54,470	$60,705

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,553	$2,928
Cash paid during the period for income taxes	$—	$10
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$97	$408
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    Principles of Consolidation and Presentation
MidWestOne Financial Group, Inc. (the “Company,” which is also referred to herein as “we,” “our” or “us”) is an Iowa corporation incorporated in 1983, a bank holding company under the Bank Holding Company Act of 1956, as amended, and a financial holding company under the Gramm-Leach-Bliley Act of 1999. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240.
The Company owns all of the common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary, and MidWestOne Insurance Services, Inc., our wholly-owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
On May 1, 2015, the Company completed its merger with Central Bancshares, Inc. (“Central”), pursuant to which Central was merged with and into the Company. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company. On April 1, 2016, Central Bank merged with and into MidWestOne Bank.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2017 may not be indicative of results for the year ending December 31, 2017, or for any other period.
The Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017. The Company elected to account for forfeitures when they occur and recognize them in compensation cost at that time. There was no effect due to this accounting policy election on the Company’s consolidated financial statements.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016. In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.
Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements.

2.    Shareholders’ Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of March 31, 2017, none were issued or outstanding.
Common Stock: As of March 31, 2017, the number of authorized shares of common stock for the Company was 15,000,000. At the Company’s 2017 annual meeting of shareholders, the Company’s shareholders approved an increase in the number of authorized shares of common stock to 30,000,000, which became effective on April 21, 2017. As of March 31, 2017, 11,959,521 shares were outstanding.

On March 17, 2017, the Company entered into an underwriting agreement to offer and sell, through an underwriter, 500,000 newly issued shares of the Company’s common stock, $1.00 par value per share, at a public purchase price of $34.25 per share. The Company also granted the underwriter a 30-day option to purchase an additional 250,000 shares of the Company’s common stock, also at a public purchase price of $34.25 per share, to cover over-allotments, if any. On April 6, 2017, the underwriter purchased the full amount of its over-allotment option of 250,000 shares.
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During the first quarter of 2017 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of March 31, 2017.

3.    Earnings per Share
Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2017	2016
Basic earnings per common share computation
Numerator:
Net income	$6,713	$5,544
Denominator:
Weighted average shares outstanding	11,505,687	11,416,993
Basic earnings per common share	$0.58	$0.49

Diluted earnings per common share computation
Numerator:
Net income	$6,713	$5,544
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	11,555,356	11,442,931
Diluted earnings per common share	$0.58	$0.48

4.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$5,826	$18	$—	$5,844
State and political subdivisions	159,767	3,848	201	163,414
Mortgage-backed securities	55,961	319	173	56,107
Collateralized mortgage obligations	168,542	131	4,053	164,620
Corporate debt securities	79,509	107	334	79,282
Total debt securities	469,605	4,423	4,761	469,267
Other equity securities	2,261	83	50	2,294
Total	$471,866	$4,506	$4,811	$471,561

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$5,895	$10	$—	$5,905
State and political subdivisions	162,145	3,545	418	165,272
Mortgage-backed securities	61,606	315	567	61,354
Collateralized mortgage obligations	175,506	148	4,387	171,267
Corporate debt securities	72,979	76	602	72,453
Total debt securities	478,131	4,094	5,974	476,251
Other equity securities	1,259	66	58	1,267
Total	$479,390	$4,160	$6,032	$477,518

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$114,758	$412	$1,868	$113,302
Mortgage-backed securities	2,361	4	20	2,345
Collateralized mortgage obligations	25,039	—	536	24,503
Corporate debt securities	32,510	364	384	32,490
Total	$174,668	$780	$2,808	$172,640

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$107,941	$156	$2,713	$105,384
Mortgage-backed securities	2,398	5	34	2,369
Collateralized mortgage obligations	26,036	—	598	25,438
Corporate debt securities	32,017	149	565	31,601
Total	$168,392	$310	$3,910	$164,792
Investment securities with a carrying value of $226.7 million and $212.1 million at March 31, 2017 and December 31, 2016, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2017 and December 31, 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following tables present information pertaining to securities with gross unrealized losses as of March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	33	$11,702	$184	$438	$17	$12,140	$201
Mortgage-backed securities	14	35,781	172	23	1	35,804	173
Collateralized mortgage obligations	28	125,595	3,064	20,821	989	146,416	4,053
Corporate debt securities	9	45,061	334	—	—	45,061	334
Other equity securities	1	—	—	1,950	50	1,950	50
Total	85	$218,139	$3,754	$23,232	$1,057	$241,371	$4,811

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	63	$24,574	$389	$427	$29	$25,001	$418
Mortgage-backed securities	20	40,752	566	23	1	40,775	567
Collateralized mortgage obligations	29	140,698	3,544	16,776	843	157,474	4,387
Corporate debt securities	11	54,891	602	—	—	54,891	602
Other equity securities	1	—	—	942	58	942	58
Total	124	$260,915	$5,101	$18,168	$931	$279,083	$6,032

		As of March 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	138	$51,790	$1,868	$—	$—	$51,790	$1,868
Mortgage-backed securities	4	1,513	20	—	—	1,513	20
Collateralized mortgage obligations	7	18,230	325	6,240	211	24,470	536
Corporate debt securities	6	8,468	29	2,536	355	11,004	384
Total	155	$80,001	$2,242	$8,776	$566	$88,777	$2,808

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	180	$65,174	$2,713	$—	$—	$65,174	$2,713
Mortgage-backed securities	5	2,246	34	—	—	2,246	34
Collateralized mortgage obligations	7	18,964	369	6,435	229	25,399	598
Corporate debt securities	11	19,198	187	2,512	378	21,710	565
Total	203	$105,582	$3,303	$8,947	$607	$114,529	$3,910
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
At March 31, 2017 and December 31, 2016, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage

Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At March 31, 2017, approximately 58% of the municipal bonds held by the Company were Iowa-based, and approximately 20% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2017 and December 31, 2016.
At March 31, 2017 and December 31, 2016, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we believe the low market value of this investment is temporary and expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment in the corporate bond portfolio.
As of March 31, 2017, the Company also owned $0.3 million of equity securities in banks and financial service-related companies, and $2.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the three months ended March 31, 2017 and the full year of 2016, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.
As part of the Company’s annual review and analysis of municipal investments, $1.2 million of municipal bonds from a single issuer in the held to maturity portfolio, which did not carry a credit rating from one of the major statistical rating agencies, were identified as having an elevated level of credit risk. While the instruments were currently making payments as agreed, certain financial trends were identified that provided material doubt as to the ability of the entity to continue to service the debt in the future. The investment securities were classified as “watch,” and the Company’s asset and liability management committee were notified of the situation. In early March 2017 the Company learned of a potential buyer for the investments and a bid to purchase was received and accepted. Investment securities designated as held to maturity may generally not be sold without calling into question the Company’s stated intention to hold other debt securities to maturity in the future (“tainting”), unless certain conditions are met that provide for an exception to accounting policy. One of these exceptions, as outlined under Accounting Standards Codification (“ASC”) 320-10-25-6(a), allows for the sale of an investment that is classified as held to maturity due to significant deterioration of the issuer’s creditworthiness. Since the bonds had been internally classified as “watch” due to credit deterioration, the Company believes that the sale was in accordance with the allowable provisions of ASC 320-10-25-6(a), and as such, does not “taint” the remainder of the held to maturity portfolio. A small gain was realized on the sale.
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of operations.

The contractual maturity distribution of investment debt securities at March 31, 2017, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$16,828	$16,879	$2,385	$2,383
Due after one year through five years	131,814	133,139	14,300	14,311
Due after five years through ten years	86,998	88,991	73,777	73,853
Due after ten years	9,462	9,531	56,806	55,245
Debt securities without a single maturity date	224,503	220,727	27,400	26,848
Total	$469,605	$469,267	$174,668	$172,640
Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $2.3 million and a fair value of $2.3 million are also excluded from this table.
Proceeds from the sales of investment securities available for sale during the three months ended March 31, 2017 and March 31, 2016 were zero and $19.7 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Gross realized gains on fixed maturity available for sale investment securities for the three months ended March 31, 2017 and 2016 were zero and $244,000, respectfully, while gross realized gains on fixed maturity held to maturity investment securities were $43,000 and zero, respectfully.

5.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2017 and December 31, 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$418	$1,006	$1,629	$253	$—	$3,306
Collectively evaluated for impairment	2,042	5,006	7,825	3,196	221	18,290
Purchased credit impaired loans	—	9	297	315	—	621
Total	$2,460	$6,021	$9,751	$3,764	$221	$22,217
Loans receivable
Individually evaluated for impairment	$3,569	$17,164	$13,487	$3,959	$—	$38,179
Collectively evaluated for impairment	105,213	441,225	1,048,865	474,565	35,074	2,104,942
Purchased credit impaired loans	—	60	15,991	5,872	—	21,923
Total	$108,782	$458,449	$1,078,343	$484,396	$35,074	$2,165,044

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$62	$2,066	$1,924	$299	$—	$4,351
Collectively evaluated for impairment	1,941	4,199	7,692	2,791	255	16,878
Purchased credit impaired loans	—	9	244	368	—	621
Total	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Loans receivable
Individually evaluated for impairment	$5,339	$11,434	$11,450	$3,955	$—	$32,178
Collectively evaluated for impairment	108,004	449,380	1,036,049	480,143	36,591	2,110,167
Purchased credit impaired loans	—	156	16,744	5,898	—	22,798
Total	$113,343	$460,970	$1,064,243	$489,996	$36,591	$2,165,143

Included above as of March 31, 2017, are loans with a contractual balance of $29.0 million and a recorded balance of $28.5 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 7. “Other Assets.”
As of March 31, 2017, the purchased credit impaired loans included above were $24.9 million, net of a discount of $3.0 million.
Loans with unpaid principal in the amount of $505.2 million and $498.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.
The changes in the allowance for loan losses by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2017 and 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850
Charge-offs	(537)	(65)	(61)	(28)	(25)	—	(716)
Recoveries	10	19	10	—	3	—	42
Provision	984	(207)	(58)	334	(12)	—	1,041
Ending balance	$2,460	$6,021	$9,751	$3,764	$221	$—	$22,217
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(125)	(10)	(40)	(159)	(50)	—	(384)
Recoveries	6	12	53	64	2	—	137
Provision	937	(773)	1,144	(444)	(173)	374	1,065
Ending balance	$2,235	$4,680	$9,713	$3,429	$188	$—	$20,245

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

The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following table sets forth information on the Company’s TDRs by class of loan occurring during the stated periods:

	Three Months Ended March 31,
	2017			2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	—	$—	$—	1	$25	$25
Commercial and industrial
Extended maturity date	6	2,037	2,083	—	—	—
Commercial real estate:
Commercial real estate-other
Extended maturity date	1	968	968	—	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	—	—	—	1	104	104
One- to four- family junior liens
Interest rate reduction	—	—	—	1	71	71
Total	7	$3,005	$3,051	3	$200	$200
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended March 31,
	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	3	$954	—	$—
Total	3	$954	—	$—
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
The items listed above are used to determine the pass percentage for loans evaluated under ASC 450, and as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention/watch risk-rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk-rated special mention/watch at the time of the loss. Substandard loans carry greater risk than special mention/watch loans, and as such, this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk-rated substandard at the time of the loss. Ongoing analysis will be performed to support these factor multiples.
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
March 31, 2017
Agricultural	$90,757	$15,855	$2,170	$—	$—	$108,782
Commercial and industrial(1)	414,723	19,660	24,058	8	—	458,449
Commercial real estate:
Construction and development	130,495	1,235	2,671	—	—	134,401
Farmland	81,178	8,173	2,426	—	—	91,777
Multifamily	137,996	1,798	485	—	—	140,279
Commercial real estate-other	666,093	25,212	20,581	—	—	711,886
Total commercial real estate	1,015,762	36,418	26,163	—	—	1,078,343
Residential real estate:
One- to four- family first liens	355,566	2,231	11,009	—	—	368,806
One- to four- family junior liens	112,570	1,155	1,865	—	—	115,590
Total residential real estate	468,136	3,386	12,874	—	—	484,396
Consumer	34,942	1	95	36	—	35,074
Total	$2,024,320	$75,320	$65,360	$44	$—	$2,165,044

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2016
Agricultural	$95,103	$14,089	$4,151	$—	$—	$113,343
Commercial and industrial	429,392	11,065	19,016	8	—	459,481
Credit cards	1,489	—	—	—	—	1,489
Overdrafts	—	—	—	—	—	—
Commercial real estate:
Construction and development	121,982	2,732	1,971	—	—	126,685
Farmland	83,563	8,986	2,430	—	—	94,979
Multifamily	134,975	548	480	—	—	136,003
Commercial real estate-other	666,767	20,955	18,854	—	—	706,576
Total commercial real estate	1,007,287	33,221	23,735	—	—	1,064,243
Residential real estate:
One- to four- family first liens	359,029	2,202	11,002	—	—	372,233
One- to four- family junior liens	114,233	1,628	1,902	—	—	117,763
Total residential real estate	473,262	3,830	12,904	—	—	489,996
Consumer	36,419	1	134	37	—	36,591
Total	$2,042,952	$62,206	$59,940	$45	$—	$2,165,143
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
Included within the special mention/watch, substandard, and doubtful categories at March 31, 2017 and December 31, 2016 are purchased credit impaired loans totaling $13.8 million and $15.3 million, respectively.
Below are descriptions of the risk classifications of our loan portfolio.
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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,603	$2,881	$—	$3,673	$4,952	$—
Commercial and industrial	12,354	12,411	—	6,211	6,259	—
Commercial real estate:
Construction and development	1,063	1,798	—	445	1,170	—
Farmland	2,385	2,535	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,245	3,422	—	2,224	2,384	—
Total commercial real estate	6,693	7,755	—	4,899	5,934	—
Residential real estate:
One- to four- family first liens	2,569	2,594	—	2,429	2,442	—
One- to four- family junior liens	13	13	—	—	—	—
Total residential real estate	2,582	2,607	—	2,429	2,442	—
Consumer	—	—	—	—	—	—
Total	$23,232	$25,654	$—	$17,212	$19,587	$—
With an allowance recorded:
Agricultural	$1,966	$2,506	$418	$1,666	$1,669	$62
Commercial and industrial	4,810	4,810	1,006	5,223	5,223	2,066
Commercial real estate:
Construction and development	434	434	129	263	270	21
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	6,360	6,479	1,500	6,288	6,344	1,903
Total commercial real estate	6,794	6,913	1,629	6,551	6,614	1,924
Residential real estate:
One- to four- family first liens	1,377	1,377	253	1,526	1,526	299
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	1,377	1,377	253	1,526	1,526	299
Consumer	—	—	—	—	—	—
Total	$14,947	$15,606	$3,306	$14,966	$15,032	$4,351
Total:
Agricultural	$3,569	$5,387	$418	$5,339	$6,621	$62
Commercial and industrial	17,164	17,221	1,006	11,434	11,482	2,066
Commercial real estate:
Construction and development	1,497	2,232	129	708	1,440	21
Farmland	2,385	2,535	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	9,605	9,901	1,500	8,512	8,728	1,903
Total commercial real estate	13,487	14,668	1,629	11,450	12,548	1,924
Residential real estate:
One- to four- family first liens	3,946	3,971	253	3,955	3,968	299
One- to four- family junior liens	13	13	—	—	—	—
Total residential real estate	3,959	3,984	253	3,955	3,968	299
Consumer	—	—	—	—	—	—
Total	$38,179	$41,260	$3,306	$32,178	$34,619	$4,351

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$2,230	$13	$2,914	$20
Commercial and industrial	12,431	72	4,621	1
Commercial real estate:
Construction and development	1,064	—	—	—
Farmland	2,535	26	3,320	26
Multifamily	—	—	1,709	25
Commercial real estate-other	3,248	—	4,626	50
Total commercial real estate	6,847	26	9,655	101
Residential real estate:
One- to four- family first liens	2,563	—	2,833	27
One- to four- family junior liens	13	—	920	11
Total residential real estate	2,576	—	3,753	38
Consumer	—	—	17	1
Total	$24,084	$111	$20,960	$161
With an allowance recorded:
Agricultural	$2,087	$—	$167	$2
Commercial and industrial	4,812	20	3,679	4
Commercial real estate:
Construction and development	434	—	305	3
Farmland	—	—	—	—
Multifamily	—	—	158	—
Commercial real estate-other	6,369	—	6,546	9
Total commercial real estate	6,803	—	7,009	12
Residential real estate:
One- to four- family first liens	1,400	9	1,607	8
One- to four- family junior liens	—	—	15	—
Total residential real estate	1,400	9	1,622	8
Consumer	—	—	9	1
Total	$15,102	$29	$12,486	$27
Total:
Agricultural	$4,317	$13	$3,081	$22
Commercial and industrial	17,243	92	8,300	5
Commercial real estate:
Construction and development	1,498	—	305	3
Farmland	2,535	26	3,320	26
Multifamily	—	—	1,867	25
Commercial real estate-other	9,617	—	11,172	59
Total commercial real estate	13,650	26	16,664	113
Residential real estate:
One- to four- family first liens	3,963	9	4,440	35
One- to four- family junior liens	13	—	935	11
Total residential real estate	3,976	9	5,375	46
Consumer	—	—	26	2
Total	$39,186	$140	$33,446	$188

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at March 31, 2017 and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
March 31, 2017
Agricultural	$1,672	$660	$397	$2,729	$106,053	$108,782
Commercial and industrial(1)	1,190	1,127	8,861	11,178	447,271	458,449
Commercial real estate:
Construction and development	35	360	1,071	1,466	132,935	134,401
Farmland	2	—	2,637	2,639	89,138	91,777
Multifamily	—	—	135	135	140,144	140,279
Commercial real estate-other	712	384	7,757	8,853	703,033	711,886
Total commercial real estate	749	744	11,600	13,093	1,065,250	1,078,343
Residential real estate:
One- to four- family first liens	3,103	201	1,522	4,826	363,980	368,806
One- to four- family junior liens	196	1	234	431	115,159	115,590
Total residential real estate	3,299	202	1,756	5,257	479,139	484,396
Consumer	19	41	22	82	34,992	35,074
Total	$6,929	$2,774	$22,636	$32,339	$2,132,705	$2,165,044

Included in the totals above are the following purchased credit impaired loans	$518	$—	$1,090	$1,608	$20,315	$21,923

December 31, 2016
Agricultural	$44	$—	$399	$443	$112,900	$113,343
Commercial and industrial	2,615	293	9,654	12,562	446,919	459,481
Credit cards	—	—	—	—	1,489	1,489
Commercial real estate:
Construction and development	630	—	297	927	125,758	126,685
Farmland	373	—	91	464	94,515	94,979
Multifamily	—	129	—	129	135,874	136,003
Commercial real estate-other	1,238	763	6,655	8,656	697,920	706,576
Total commercial real estate	2,241	892	7,043	10,176	1,054,067	1,064,243
Residential real estate:
One- to four- family first liens	2,851	1,143	1,328	5,322	366,911	372,233
One- to four- family junior liens	437	151	150	738	117,025	117,763
Total residential real estate	3,288	1,294	1,478	6,060	483,936	489,996
Consumer	50	23	33	106	36,485	36,591
Total	$8,238	$2,502	$18,607	$29,347	$2,135,796	$2,165,143

Included in the totals above are the following purchased credit impaired loans	$965	$489	$549	$2,003	$20,795	$22,798
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
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

Delinquency status of a loan is determined by the number of days that have elapsed past the loan’s payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more. Once a TDR has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals.
The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$976	$—	$2,690	$—
Commercial and industrial	8,676	531	8,358	—
Commercial real estate:
Construction and development	1,534	23	780	95
Farmland	226	2,547	227	—
Multifamily	—	—	—	—
Commercial real estate-other	7,163	22	7,360	—
Total commercial real estate	8,923	2,592	8,367	95
Residential real estate:
One- to four- family first liens	1,372	548	1,127	375
One- to four- family junior liens	135	87	116	15
Total residential real estate	1,507	635	1,243	390
Consumer	89	4	10	—
Total	$20,171	$3,762	$20,668	$485
Not included in the loans above as of March 31, 2017 and December 31, 2016 were purchased credit impaired loans with an outstanding balance of $2.2 million and $2.6 million, net of a discount of $0.4 million and $0.5 million, respectively.
As of March 31, 2017, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
(in thousands)
Balance at beginning of period	$1,961	$1,446
Purchases	—	—
Accretion	(416)	(601)
Reclassification from nonaccretable difference	88	—
Balance at end of period	$1,633	$845

6.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the three months ended March 31, 2017. The carrying amount of goodwill was $64.7 million at March 31, 2017, the same as at December 31, 2016.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the three months ended March 31, 2017:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
March 31, 2017
Balance, beginning of period	$203	$6,846	$7,040	$960	$122	$15,171
Amortization expense	(13)	(775)	—	(57)	(4)	(849)
Balance at end of period	$190	$6,071	$7,040	$903	$118	$14,322

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,130)	(12,135)	—	(477)	(212)	(13,954)
Net book value	$190	$6,071	$7,040	$903	$118	$14,322

7.    Other Assets
The components of the Company’s other assets were as follows:

	March 31, 2017	December 31, 2016
(in thousands)
Federal Home Loan Bank Stock	$10,631	$12,800
FDIC indemnification asset, net	—	479
Prepaid expenses	1,770	1,760
Mortgage servicing rights	2,161	1,951
Accounts receivable & other miscellaneous assets	2,967	1,323
	$17,529	$18,313

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the three months ended March 31, 2017 or in the year ended December 31, 2016.
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

8.    Short-Term Borrowings
Short-term borrowings were as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	—%	$—	0.83%	$35,684
Securities sold under agreements to repurchase	0.22	67,591	0.22	82,187
Total	0.22%	$67,591	0.40%	$117,871
At March 31, 2017 and December 31, 2016, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.5 million as of March 31, 2017, the same as of December 31, 2016. As of both March 31, 2017 and December 31, 2016, the Bank had municipal securities pledged with a market value of $12.8 million, to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of March 31, 2017 and December 31, 2016, there were zero and $35.7 million of borrowings through these correspondent bank federal funds agreements, respectively.
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
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in April 2016, and is now scheduled to mature on April 27, 2017. The Company had no balance outstanding under this agreement as of March 31, 2017, and we expect the line will be renewed with the lender.

9.    Subordinated Notes Payable
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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2017 and December 31, 2016:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				3/31/2017
March 31, 2017
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,629	Three-month LIBOR + 3.50%	4.63%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,625	Three-month LIBOR + 2.15%	3.31%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.72%	12/15/2037	12/15/2012
Total	$24,743	$23,718

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2016
December 31, 2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,614	Three-month LIBOR + 3.50%	4.46%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,614	Three-month LIBOR + 2.15%	3.15%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.55%	12/15/2037	12/15/2012
Total	$24,743	$23,692
(1) All distributions are cumulative and paid in cash quarterly.
(2) Central Bancshares Capital Trust II and Barron Investment Capital Trust I were established by Central prior to the Company’s merger with Central, and the junior subordinated notes issued by Central were assumed by the Company.
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption of the junior subordinated notes. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the junior subordinated notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.

10.    Long-Term Borrowings
Long-term borrowings were as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.73%	$95,000	1.56%	$115,000
Note payable to unaffiliated bank	2.73	16,250	2.52	17,500
Total	1.88%	$111,250	1.69%	$132,500
The Company utilizes FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. As a member of the Federal Home Loan Bank of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 5 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of March 31, 2017, $16.3 million of that note was outstanding.

11.    Income Taxes
The income tax provisions for the three months ended March 31, 2017 and 2016 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes, because of the following items:

	For the Three Months Ended March 31,
	2017		2016
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$3,235	35.0%	$2,607	35.0%
Tax-exempt interest	(786)	(8.5)	(754)	(10.1)
Bank-owned life insurance	(115)	(1.2)	(134)	(1.8)
State income taxes, net of federal income tax benefit	405	4.4	320	4.3
Non-deductible acquisition expenses	—	—	25	0.3
General business credits	(21)	(0.2)	(139)	(1.9)
Other	(189)	(2.1)	(20)	(0.3)
Total income tax provision	$2,529	27.4%	$1,905	25.5%
The Company also recognized income tax expense pertaining to state franchise and income taxes payable by the Bank.

12.    Estimated Fair Value of Financial Instruments and Fair Value Measurements
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
Securities Available for Sale - The Company’s investment securities classified as available for sale include: debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations, debt securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, and equity securities. Quoted exchange prices are available for equity securities, which are classified as Level 1. The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from its primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations, mortgage-backed securities, and collateralized mortgage obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. On an annual basis, a group of selected municipal securities have their credit rating evaluated by a securities dealer and that information is used to verify the primary independent service’s rating and pricing.
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,844	$—	$5,844	$—
State and political subdivisions	163,414	—	163,414	—
Mortgage-backed securities	56,107	—	56,107	—
Collateralized mortgage obligations	164,620	—	164,620	—
Corporate debt securities	79,282	—	79,282	—
Total available for sale debt securities	469,267	—	469,267	—
Other equity securities	2,294	2,294	—	—
Total securities available for sale	$471,561	$2,294	$469,267	$—

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,905	$—	$5,905	$—
State and political subdivisions	165,272	—	165,272	—
Mortgage-backed securities	61,354	—	61,354	—
Collateralized mortgage obligations	171,267	—	171,267	—
Corporate debt securities	72,453	—	72,453	—
Total available for sale debt securities	476,251	—	476,251	—
Other equity securities	1,267	1,267	—	—
Total securities available for sale	$477,518	$1,267	$476,251	$—

There were no transfers of assets between levels of the fair value hierarchy during the three months ended March 31, 2017 or the year ended December 31, 2016.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2017 or the year ended December 31, 2016.
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
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2017 and December 31, 2016, as more fully described above.

	Fair Value Measurement at March 31, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$10,040	$—	$—	$10,040
Other real estate owned	$1,696	$—	$—	$1,696

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,774	$—	$—	$8,774
Other real estate owned	$2,097	$—	$—	$2,097
The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at March 31, 2017 and December 31, 2016. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of the Bank. Neither of these components has been given consideration in the presentation of fair values below.

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$54,470	$54,470	$54,470	$—	$—
Investment securities:
Available for sale	471,561	471,561	2,294	469,267	—
Held to maturity	174,668	172,640	—	172,640	—
Total investment securities	646,229	644,201	2,294	641,907	—
Loans held for sale	381	391	—	—	391
Loans, net	2,142,827	2,140,827	—	2,140,827	—
Accrued interest receivable	12,696	12,696	12,696	—	—
Federal Home Loan Bank stock	10,631	10,631	—	10,631	—
Financial liabilities:
Deposits:
Non-interest bearing demand	481,718	481,718	481,718	—	—
Interest-bearing checking	1,164,293	1,164,293	1,164,293	—	—
Savings	203,139	203,139	203,139	—	—
Certificates of deposit under $100,000	326,766	324,827	—	324,827	—
Certificates of deposit $100,000 and over	354,977	353,884	—	353,884	—
Total deposits	2,530,893	2,527,861	1,849,150	678,711	—
Federal funds purchased and securities sold under agreements to repurchase	67,591	67,591	67,591	—	—
Federal Home Loan Bank borrowings	95,000	94,647	—	94,647	—
Junior subordinated notes issued to capital trusts	23,718	19,357	—	19,357	—
Long-term debt	16,250	16,250	—	16,250	—
Accrued interest payable	1,405	1,405	1,405	—	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$43,228	$43,228	$43,228	$—	$—
Investment securities:
Available for sale	477,518	477,518	1,267	476,251	—
Held to maturity	168,392	164,792	—	164,792	—
Total investment securities	645,910	642,310	1,267	641,043	—
Loans held for sale	4,241	4,286	—	—	4,286
Loans, net	2,143,293	2,138,252	—	2,138,252	—
Accrued interest receivable	13,871	13,871	13,871	—	—
Federal Home Loan Bank stock	12,800	12,800	—	12,800	—
Financial liabilities:
Deposits:
Non-interest bearing demand	494,586	494,586	494,586	—	—
Interest-bearing checking	1,136,282	1,136,282	1,136,282	—	—
Savings	197,698	197,698	197,698	—	—
Certificates of deposit under $100,000	326,832	324,978	—	324,978	—
Certificates of deposit $100,000 and over	325,050	324,060	—	324,060	—
Total deposits	2,480,448	2,477,604	1,828,566	649,038	—
Federal funds purchased and securities sold under agreements to repurchase	117,871	117,871	117,871	—	—
Federal Home Loan Bank borrowings	115,000	114,590	—	114,590	—
Junior subordinated notes issued to capital trusts	23,692	19,248	—	19,248	—
Long-term debt	17,500	17,500	—	17,500	—
Accrued interest payable	1,472	1,472	1,472	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at March 31, 2017, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2017	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$10,040	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$1,696	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

13.    Operating Segments
The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa, the Twin Cities area of Minnesota and Wisconsin, Florida, and Denver, Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.

14.    Effect of New Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In July 2015, the FASB announced a delay to the effective date of Accounting Standards Update No. 2015-09, Revenue from Contract with Customers (Topic 606). Reporting entities may choose to adopt the standard as of the original date, or take advantage of a one-year delay. For a public entity, the revised effective date is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted prior to the original effective date. The Company’s revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and noninterest income. The Company expects this new guidance will require it to change how certain recurring revenue streams are recognized within trust and asset management fees, real estate sales, and credit card revenue. In addition, the Company continues to stay apprised of certain issues related to implementation of the standard that are relevant to the banking industry which are still pending resolution. The Company is assessing whether changes in the accounting for revenue recognition are needed and determining its planned adoption approach.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) will likely require changes to current methodologies of determining these vales, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements, including potential changes to the Company’s note disclosure of the fair value of its financial assets and liabilities.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The new standard applies to public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated balance sheets as right-of-use assets and a corresponding lease liability. However, the Company continues to evaluate the extent of the potential impact the new guidance will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718). The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard applies to public business entities for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments were effective January 1, 2017. The Company elected to account for forfeitures as they occur. The effect of this election and other amendments did not have an effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering current expected credit losses (CECL), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current available for sale (AFS) security OTTI model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets

(measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the allowance for loan losses upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, including the capability of its systems and processes to support the data collection and retention required to implement the new standard.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The update applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently considering early adoption of this amendment, with adoption not expected to have a significant effect on the Company’s consolidated financial statements.

15.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2017, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2017 have been recognized in the consolidated financial statements for the three months ended March 31, 2017. Events or transactions that provided evidence about conditions that did not exist at March 31, 2017, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three months ended March 31, 2017.
On April 6, 2017 the Company announced that the 30-day option to purchase an additional 250,000 shares of common stock to cover over-allotments granted to Keefe, Bruyette & Woods, Inc., a Stifel Company, serving as the sole underwriter, had been exercised, at a public offering price of $34.25 per share, with the Company receiving proceeds of $8.2 million, net of expenses.

On April 20, 2017, the board of directors of the Company declared a cash dividend of $0.165 per share payable on June 15, 2017 to shareholders of record as of the close of business on June 1, 2017. At the Company’s 2017 annual meeting of shareholders, the Company’s shareholders approved an increase in the number of authorized shares of common stock to 30,000,000, which became effective on April 21, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank. The Bank has office locations in central and east-central Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers. MidWestOne Insurance Services, Inc., also a wholly-owned subsidiary of the Company, provides personal and business insurance services in Iowa.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Policies
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016
Summary
For the three months ended March 31, 2017, we earned net income of $6.7 million, compared with $5.5 million for the three months ended March 31, 2016, an increase of 21.1%. The increase in net income was due primarily to decreased noninterest expense during the first three months of 2017 compared to the first three months of 2016. Basic and diluted earnings per common share for the first three months of 2017 were $0.58, compared with $0.49 and $0.48 per share, respectively, for the first quarter of 2016. Our annualized return on average assets for the first three months of 2017 was 0.89% compared with 0.75% for the same period in 2016. Our annualized return on average shareholders’ equity was 8.83% for the three months ended March 31, 2017 versus 7.46% for the three months ended March 31, 2016. The annualized return on average tangible equity was 12.71% for the first three months of 2017 compared with 11.38% for the same period in 2016.
The following table presents selected financial results and measures as of and for the three months ended March 31, 2017 and 2016.

	As of and for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2017	2016
Net Income	$6,713	$5,544
Average Assets	3,059,397	2,961,462
Average Shareholders’ Equity	308,318	299,071
Return on Average Assets*	0.89%	0.75%
Return on Average Shareholders’ Equity*	8.83	7.46
Return on Average Tangible Equity*	12.71	11.38
Total Equity to Assets (end of period)	10.62	10.18
Tangible Equity to Tangible Assets (end of period)	8.36	7.75
Tangible Book Value per Share	$21.01	$19.57
* Annualized
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity and the ratio of our tangible equity to tangible assets, as well as diluted earnings per common share exclusive of merger-related expenses, adjusted noninterest income as a percentage of total revenue, and tangible book value per share. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2017	2016
Net Income:
Net income	$6,713	$5,544
Plus: Intangible amortization, net of tax (1)	552	690
Adjusted net income	$7,265	$6,234
Average Tangible Equity:
Average total shareholders’ equity	$308,318	$299,071
Less: Average intangibles, net of amortization	(79,381)	(83,295)
Plus: Average deferred tax liability associated with intangibles	2,899	4,632
Average tangible equity	$231,836	$220,408
Return on Average Tangible Equity (annualized)	12.71%	11.38%
Net Income:
Net income	$6,713	$5,544
Plus: Merger-related expenses	—	2,181
Net tax effect of merger-related expenses(2)	—	(823)
Net income exclusive of merger-related expenses	$6,713	$6,902
Diluted average number of shares	11,555,356	11,442,931
Earnings Per Common Share-Diluted	$0.58	$0.48
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.58	$0.60
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

Adjusted Noninterest Income:
Noninterest income	$5,537	$6,405
Less: Impairment losses on investment securities, net	—	—
Gain on sale of available for sale securities	—	244
Gain on sale of held to maturity securities	43	—
Loss on sale of premises and equipment	(2)	(211)
Other gain	13	1,183
Adjusted noninterest income	$5,483	$5,189
Total Revenue:
Net interest income	$25,081	$25,555
Plus: Noninterest income	5,537	6,405
Less: Impairment losses on investment securities, net	—	—
Gain on sale of available for sale securities	—	244
Gain on sale of held to maturity securities	43	—
Loss on sale of premises and equipment	(2)	(211)
Other gain	13	1,183
Total Revenue	$30,564	$30,744
Adjusted Noninterest Income as a Percentage of Total Revenue	17.9%	16.9%

	As of March 31,
(dollars in thousands, except per share amounts)	2017	2016
Tangible Equity:
Total shareholders’ equity	$327,514	$301,777
Plus: Deferred tax liability associated with intangibles	2,741	4,500
Less: Intangible assets, net	(78,976)	(82,734)
Tangible equity	$251,279	$223,543
Tangible Assets:
Total assets	$3,083,515	$2,964,218
Plus: Deferred tax liability associated with intangibles	2,741	4,500
Less: Intangible assets, net	(78,976)	(82,734)
Tangible assets	$3,007,280	$2,885,984
Common shares outstanding	11,959,521	11,425,035
Tangible Book Value Per Share	$21.01	$19.57
Tangible Equity/Tangible Assets	8.36%	7.75%

Net Interest Income
Our net interest income for the three months ended March 31, 2017 was $25.1 million, down $0.5 million, or 1.9%, from $25.6 million for the three months ended March 31, 2016, primarily due to an increase of $0.6 million, or 19.0%, in interest expense. Interest expense was $3.5 million for the three months ended March 31, 2017, compared to $2.9 million for the first three months of 2016. Interest expense on deposits increased $0.5 million, or 26.6%, to $2.6 million for the three months ended March 31, 2017 compared to $2.1 million for the three months ended March 31, 2016, primarily due to the interest expense on deposits for three months ended March 31, 2017 including no merger-related amortization of the purchase accounting premium on certificates of deposit, and interest expense on deposits for the three months ended March 31, 2016 including $0.4 million in merger-related amortization. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint. Interest expense related to borrowings was essentially unchanged between the two periods. Additionally, loan interest income decreased $0.8 million, or 3.3%, to $24.3 million for the first three months of 2017 compared to the first three months of 2016, primarily due to the 11 basis point decrease in average loan yield between the two periods, which included the effect of a decrease in the discount accretion related to the merger of the Company with Central, to $1.1 million for the three months ended March 31, 2017, compared to $1.2 million for the three months ended March 31, 2016. Despite the recent increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits. Interest income on investment securities increased $0.9 million, or 27.4%, to $4.3 million for the first three months of 2017 compared to the first three months of 2016 primarily due to an increase of 6 basis points on the portfolio’s yield and an increase of $121.4 million in the average balance between the comparative periods.
Our net interest margin on a tax-equivalent basis for the first three months of 2017 decreased to 3.79% compared with the net interest margin of 3.97% for the first three months of 2016. Net interest margin is a measure of the net return on earning assets and is computed by dividing annualized net interest income on a tax-equivalent basis by the average of total earning assets for the period. Our overall yield on earning assets was 4.29% for the first three months of 2017, a decrease of 12 basis points compared to the first three months of 2016. This decrease was primarily due to an 11 basis point decrease in loan yields and a higher volume of average investment securities, which generally have a lower yield compared to loans. The average cost of interest-bearing liabilities increased for the first three months of 2017 to 0.63% from 0.56% for the first three months of 2016, due primarily to a 9 basis point increase in the cost of deposits due primarily to the aforementioned decrease in deposit premium amortization.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the three months ended March 31, 2017 and 2016. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,161,054	$24,682	4.63%	$2,167,492	$25,544	4.74%
Investment securities:
Taxable investments	440,381	2,718	2.50	344,680	1,924	2.25
Tax exempt investments (2)	215,194	2,395	4.51	189,496	2,196	4.66
Total investment securities	655,575	5,113	3.16	534,176	4,120	3.10
Federal funds sold and interest-bearing balances	2,577	5	0.79	6,247	8	0.52
Total interest-earning assets	$2,819,206	$29,800	4.29%	$2,707,915	$29,672	4.41%

Cash and due from banks	35,071			37,496
Premises and equipment	74,975			76,304
Allowance for loan losses	(22,246)			(19,849)
Other assets	152,391			159,596
Total assets	$3,059,397			$2,961,462

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,338,035	$849	0.26%	$1,236,800	$866	0.28%
Certificates of deposit	669,290	1,776	1.08	645,205	1,208	0.75
Total deposits	2,007,325	2,625	0.53	1,882,005	2,074	0.44
Federal funds purchased and repurchase agreements	89,260	84	0.38	63,849	78	0.49
Federal Home Loan Bank borrowings	111,111	443	1.62	127,852	451	1.42
Long-term debt and other	42,565	334	3.18	47,755	327	2.75
Total borrowed funds	242,936	861	1.44	239,456	856	1.44
Total interest-bearing liabilities	$2,250,261	$3,486	0.63%	$2,121,461	$2,930	0.56%

Net interest spread(2)			3.66%			3.85%

Demand deposits	480,681			524,132
Other liabilities	20,137			16,798
Shareholders’ equity	308,318			299,071
Total liabilities and shareholders’ equity	$3,059,397			$2,961,462

Interest income/earning assets (2)	$2,819,206	$29,800	4.29%	$2,707,915	$29,672	4.41%
Interest expense/earning assets	$2,819,206	$3,486	0.50%	$2,707,915	$2,930	0.44%
Net interest margin (2)(4)		$26,314	3.79%		$26,742	3.97%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$403			$428
Securities		830			759
Total tax equivalent adjustment		1,233			1,187
Net Interest Income		$25,081			$25,555

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the three months ended March 31, 2017, compared to the same period in 2016, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2017 Compared to 2016 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$(98)	$(764)	$(862)
Investment securities:
Taxable investments	567	227	794
Tax exempt investments	620	(421)	199
Total investment securities	1,187	(194)	993
Federal funds sold and interest-bearing balances	(19)	16	(3)
Change in interest income	1,070	(942)	128
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	255	(272)	(17)
Certificates of deposit	44	524	568
Total deposits	299	252	551
Federal funds purchased and repurchase agreements	94	(88)	6
Federal Home Loan Bank borrowings	(250)	242	(8)
Other long-term debt	(166)	173	7
Total borrowed funds	(322)	327	5
Change in interest expense	(23)	579	556
Change in net interest income	$1,093	$(1,521)	$(428)
Percentage change in net interest income over prior period			(1.6)%
Interest income and fees on loans on a tax-equivalent basis decreased $0.9 million, or 3.4%, in the first three months of 2017 compared to the same period in 2016. This decrease reflects the effect of the merger-related discount accretion for loans of $1.1 million in the first three months of 2017, compared to $1.2 million of discount accretion in the first three months of 2016. The decreased income is mainly due to a decrease in yield on loans, which decreased from 4.74% in the first three months of 2016 to 4.63% in the same period of 2017. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. Also contributing to lower interest income on loans was a decrease in average loan balances of $6.4 million, or 0.3%, in the first three months of 2017 compared to the same period in 2016, primarily resulting from loan payments and payoffs exceeding current period new loan demand. Despite the recent increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $5.1 million in the first three months of 2017 compared with $4.1 million for the same period of 2016, reflecting $0.1 million of purchase accounting premium amortization expense in the first three months of 2017, the same as the $0.1 million of purchase accounting premium amortization in the first three months of 2016. The tax-equivalent yield on our investment portfolio for the first three months of 2017 increased to 3.16% from 3.10% in the comparable period of 2016. The average balance of investments in the first three months of 2017 was $655.6 million compared with $534.2 million in the first three months of 2016, an increase of $121.4 million, or 22.7%.
Interest expense on deposits was $2.6 million for the first three months of 2017 compared with $2.1 million for the same period in 2016. This increase was primarily due to interest expense on deposits for the three months ended March 31, 2017 including no merger-related amortization of the purchase accounting premium on certificates of deposit and the three months ended March 31, 2016 interest on deposits including $0.4 million in merger-related amortization. Additionally, average interest-bearing deposits for the first three months of 2017 increased $125.3 million, or 6.7%, compared with the same period in 2016, due primarily to an increased focus by the Company on gathering new deposits.

The weighted average rate paid on interest-bearing deposits was 0.53% for the first three months of 2017 compared with 0.44% for the first three months of 2016. This increase reflects the effect of no merger-related amortization of the purchase accounting premium on certificates of deposit for the first three months of 2017 compared with $0.4 million for the first three months of 2016. The impact of the absence of amortization in 2017 was to increase the average cost of deposits by 6 basis points compared to the same period in 2016. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.
Interest expense on borrowed funds in the first three months of 2017 was $0.9 million, substantially unchanged from the same period in 2016. Average borrowed funds for the first three months of 2017 were $3.5 million higher compared with the same period in 2016. This increase was primarily due to the increase in the average balance of federal funds purchased, repurchase agreements, and other short-term borrowings of $25.4 million, or 39.8%, partially offset by the $16.7 million decrease in the average level of FHLB borrowings, and the $5.2 million, or 10.9%, decrease in long-term debt and junior subordinated notes for the first three months of 2017 compared to the first three months of 2016. The weighted average rate on borrowed funds for the first three months of 2017 was 1.44%, the same as for the first three months of 2016.
Provision for Loan Losses
We recorded a provision for loan losses of $1.0 million in the first three months of 2017, marginally lower compared to the same period in 2016, primarily due to a $7.3 million, or 0.3%, decrease in the balance of loans between March 31, 2016 and March 31, 2017. The $6.5 million, or 26.6%, increase in non-performing loans between the comparable periods did not impact the provision for loan losses, as the provision for these loans was included in the provision for loan losses in the fourth quarter of 2016. Net loans charged off in the first three months of 2017 totaled $0.7 million compared with $0.2 million in the first three months of 2016.
Noninterest Income

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,612	$1,498	$114	7.6%
Service charges and fees on deposit accounts	1,283	1,258	25	2.0
Loan origination and servicing fees	802	619	183	29.6
Other service charges and fees	1,458	1,430	28	2.0
Bank-owned life insurance income	328	384	(56)	(14.6)
Gain on sale or call of available for sale securities	—	244	(244)	NM
Gain on sale of held to maturity securities	43	—	43	NM
Loss on sale of premises and equipment	(2)	(211)	209	(99.1)
Other gain	13	1,183	(1,170)	(98.9)
Total noninterest income	$5,537	$6,405	$(868)	(13.6)%
Adjusted noninterest income as a % of total revenue*	17.9%	16.9%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income declined for the first three months of 2017 to $5.5 million, a decrease of $0.9 million, or 13.6%, from $6.4 million during the same period of 2016. This decline was primarily due to the $1.2 million decrease in other gains for the three months ended March 31, 2017, compared to the same period in 2016. The three months ended March 31, 2016 included a net gain on other real estate owned of $0.5 million and a net gain of $0.7 million on the sale of the Barron and Rice Lake, Wisconsin, branch offices. Gains on the sale of available for sale securities decreased $0.2 million between the comparable 2016 and 2017 periods. These decreases were partially offset by a $0.2 million decline in loss on the sale of premises and equipment, and the increase of $0.1 million, or 7.6%, in trust, investment, and insurance fees to $1.6 million for the first three months of 2017 compared with $1.5 million for the same period in 2016. Loan origination and servicing fees also increased $0.2 million, or 29.6%, to $0.8 million for the first three months of 2017, from $0.6 million for the same period in 2016.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended March 31, 2017, noninterest income comprised 17.9% of total revenues, compared with 16.9% for the same period in 2016. Management expects to see gradual improvement in this ratio in future periods due to the implementation of new management strategies in the origination of residential real estate loans.

Noninterest Expense

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$11,884	$12,645	$(761)	(6.0)%
Net occupancy and equipment expense	3,304	3,251	53	1.6
Professional fees	1,022	946	76	8.0
Data processing expense	711	2,573	(1,862)	(72.4)
FDIC insurance expense	367	421	(54)	(12.8)
Amortization of intangible assets	849	1,061	(212)	(20.0)
Other operating expense	2,198	2,549	(351)	(13.8)
Total noninterest expense	$20,335	$23,446	$(3,111)	(13.3)%
Noninterest expense decreased to $20.3 million for the three months ended March 31, 2017, compared with $23.4 million for the three months ended March 31, 2016, a decrease of $3.1 million, or 13.3%. The decrease was primarily due to the absence of merger-related expenses for the three months ended March 31, 2017, compared to $2.2 million of merger-related expenses for the three months ended March 31, 2016 relating to the bank merger. Data processing expense declined $1.9 million, or 72.4%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the inclusion of $1.9 million in contract termination expense in connection with the bank merger in 2016. Salaries and employee benefits decreased $0.7 million, or 6.0%, from $12.6 million for the three months ended March 31, 2016, to $11.9 million for the three months ended March 31, 2017. This decrease included $0.2 million of merger-related expenses for the three months ended March 31, 2016. The rest of the decrease in salaries and employee benefits was primarily due to decreased staffing levels resulting from restructuring and the sales of branch offices during 2016. Other operating expenses decreased $0.3 million, or 13.8%, from $2.5 million for the three months ended March 31, 2016, to $2.2 million for the three months ended March 31, 2017, primarily due to lower loan and collection expense. These decreases were partially offset by increases in professional fees of $0.1 million, or 8.0%, and net occupancy and equipment expense of $0.1 million, or 1.6%, between the first three months of 2016 and the same period of 2017.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.4% for the first three months of 2017, and 25.6% for the first three months of 2016. Income tax expense increased to $2.5 million in the first three months of 2017 compared with $1.9 million for the same period of 2016, primarily due to the increase in the level of pre-tax income between the two periods.

FINANCIAL CONDITION
Our total assets were $3.08 billion at March 31, 2017, substantially unchanged from December 31, 2016. Cash and cash equivalents increased $11.2 million, or 26.0%, and investment securities increased $0.3 million between these two dates. These increases were offset by decreases in loans held for sale of $3.9 million, or 91.0%, accrued interest receivable of $1.2 million, or 8.5%, intangible assets of $0.8 million, or 5.6%, and other real estate owned of $0.4 million, or 19.1%, between December 31, 2016 and March 31, 2017. The amount of loans was substantially unchanged between the two comparative periods. Total deposits at March 31, 2017, were $2.53 billion, an increase of $50.4 million, or 2.0%, from December 31, 2016. The mix of deposits saw increases between December 31, 2016 and March 31, 2017 of $29.9 million, or 4.6%, in certificates of deposit, $28.0 million, or 2.5%, in interest-bearing checking deposits, and $5.4 million, or 2.8%, in savings deposits. These increases were partially offset by a decrease in non-interest bearing demand deposits of $12.9 million, or 2.6%, between December 31, 2016, and March 31, 2017. There were no federal funds purchased at March 31, 2017 compared to $35.7 million at December 31, 2016, while FHLB borrowings decreased $20.0 million, or 17.4%, between December 31, 2016, and March 31, 2017, to $95.0 million at March 31, 2017. The decreased borrowings were the result of increases in deposits and the absence of meaningful loan growth during the period. Securities sold under agreements to repurchase declined $14.6 million between December 31, 2016 and March 31, 2017, due to normal cash need fluctuations by customers. At March 31, 2017, long-term debt had an outstanding balance of $16.3 million, a decrease of $1.3 million, or 7.1%, from December 31, 2016, due to normal scheduled repayments.
Investment Securities
Investment securities totaled $646.2 million at March 31, 2017, or 21.0% of total assets, an increase of $0.3 million from $645.9 million as of December 31, 2016. A total of $471.6 million of the investment securities were classified as available for sale at March 31, 2017, compared to $477.5 million at December 31, 2016. This represents a decrease in investment securities available for sale of $6.0 million, or 1.2%, from December 31, 2016 to March 31, 2017. As of March 31, 2017, the portfolio consisted mainly of obligations of states and political subdivisions (43.0%), mortgage-backed securities and collateralized mortgage obligations (38.4%), and obligations of U.S. government agencies (0.9%). Investment securities held to maturity were $174.7 million at March 31, 2017, compared to $168.4 million at December 31, 2016.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	March 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$108,782	5.0%	$113,343	5.2%
Commercial and industrial	458,449	21.2	459,481	21.2
Credit cards(1)	—	—	1,489	0.1
Commercial real estate:
Construction and development	134,401	6.2	126,685	5.9
Farmland	91,777	4.2	94,979	4.4
Multifamily	140,279	6.5	136,003	6.3
Commercial real estate-other	711,886	32.9	706,576	32.6
Total commercial real estate	1,078,343	49.8	1,064,243	49.2
Residential real estate:
One- to four-family first liens	368,806	17.0	372,233	17.2
One- to four-family junior liens	115,590	5.4	117,763	5.4
Total residential real estate	484,396	22.4	489,996	22.6
Consumer	35,074	1.6	36,591	1.7
Total loans	$2,165,044	100.0%	$2,165,143	100.0%
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
Total loans (excluding loans held for sale) were virtually unchanged at $2.17 billion at both December 31, 2016 and March 31, 2017. The mix of loans saw increases between December 31, 2016 and March 31, 2017, primarily concentrated in construction and development, commercial real estate-other, and multifamily loans. Decreases were in residential real estate, agricultural, farmland, consumer, and commercial and industrial loans between the two dates. As of March 31, 2017, the largest category of loans was commercial real estate loans, comprising approximately 50% of the portfolio, of which 7% of total loans were multifamily residential mortgages, 6% of total loans were construction and development, and 4% of total loans were farmland. Residential real estate loans was the next largest category at 22% of total loans, followed by commercial and industrial loans at 21%, agricultural loans at 5%, and consumer loans at 2%. Included in these totals are $21.9 million, net of a discount of $3.0 million, or 1.0% of the total loan portfolio, in purchased credit impaired loans as a result of the merger between the Company and Central in 2015. We project loan growth in the range of 2% to 3% for the year of 2017.
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
Premises and Equipment
As of March 31, 2017, premises and equipment totaled $75.0 million, substantially unchanged from December 31, 2016. Normal depreciation expense of $1.0 million was offset by ongoing capital improvement projects.
Deposits
Total deposits as of March 31, 2017 were $2.53 billion, an increase of $50.4 million, or 2.0% from December 31, 2016. Interest-bearing checking deposits were the largest category of deposits at March 31, 2017, representing approximately 46.0% of total deposits. Total interest-bearing checking deposits were $1.16 billion at March 31, 2017, an increase of $28.0 million, or 2.5%, from $1.14 billion at December 31, 2016. Included in interest-bearing checking deposits at March 31, 2017 were $54.1 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $15.1 million, or 38.7%, from $39.0 million at December 31, 2016, due primarily to the addition of one account holder. Non-interest bearing demand deposits were $481.7 million at March 31, 2017, a decrease of $12.9 million, or 2.6%, from $494.6 million at December 31, 2016. Savings deposits were $203.1 million at March 31, 2017, an increase of $5.4 million, or 2.8%, from December 31, 2016. Total certificates of deposit were $681.7 million at March 31, 2017, up $29.9 million, or 4.6%, from $651.9 million at December 31, 2016. Included in total certificates of deposit at March 31, 2017 was $2.3 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $0.3 million, or 11.3%, from December 31, 2016. Based on recent experience, management anticipates that many of the maturing certificates of deposit will not be renewed upon maturity due to the current low interest rate environment. Approximately 86.0% of our total deposits were considered “core” deposits as of March 31, 2017.

Goodwill and Other Intangible Assets
Goodwill was $64.7 million as of March 31, 2017, the same as at December 31, 2016. Other intangible assets decreased $0.8 million, or 5.6%, to $14.3 million at March 31, 2017 compared to $15.2 million at December 31, 2016, due to normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $95.0 million as of March 31, 2017, compared with $115.0 million as of December 31, 2016. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. Thus, when deposits decline, FHLB borrowing may increase to provide necessary liquidity. The combination of loan balances remaining substantially unchanged with an increase in deposit balances between December 31, 2016 and March 31, 2017, led to the decline in FHLB borrowings between December 31, 2016 and .March 31, 2017 See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.7 million as of March 31, 2017, substantially unchanged from December 31, 2016. See Note 9. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $16.3 million was outstanding as of March 31, 2017. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.
Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at March 31, 2017 and December 31, 2016:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
March 31, 2017
Agricultural	$—	$2,637	$976	$3,613
Commercial and industrial(1)	531	2,259	8,676	11,466
Commercial real estate:
Construction and development	23	—	1,534	1,557
Farmland	2,547	—	226	2,773
Multifamily	—	—	—	—
Commercial real estate-other	22	1,216	7,163	8,401
Total commercial real estate	2,592	1,216	8,923	12,731
Residential real estate:
One- to four- family first liens	548	768	1,372	2,688
One- to four- family junior liens	87	—	135	222
Total residential real estate	635	768	1,507	2,910
Consumer	4	—	89	93
Total	$3,762	$6,880	$20,171	$30,813
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
December 31, 2016
Agricultural	$—	$2,770	$2,690	$5,460
Commercial and industrial	—	595	8,358	8,953
Credit cards	—	—	—	—
Commercial real estate:
Construction and development	95	—	780	875
Farmland	—	2,174	227	2,401
Multifamily	—	—	—	—
Commercial real estate-other	—	247	7,360	7,607
Total commercial real estate	95	2,421	8,367	10,883
Residential real estate:
One- to four- family first liens	375	1,501	1,127	3,003
One- to four- family junior liens	15	13	116	144
Total residential real estate	390	1,514	1,243	3,147
Consumer	—	12	10	22
Total	$485	$7,312	$20,668	$28,465
Not included in the loans above as of March 31, 2017, were purchased credit impaired loans with an outstanding balance of $2.2 million, net of a discount of $0.4 million.
Our nonperforming assets (which include nonperforming loans and OREO) totaled $32.5 million as of March 31, 2017, an increase of $1.9 million, or 6.4%, from December 31, 2016. The balance of OREO at March 31, 2017 was $1.7 million, down $0.4 million, from $2.1 million of OREO at December 31, 2016. During the first three months of 2017, the Company had a net decrease of 9 properties in other real estate owned. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of March 31, 2017. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans increased from $28.5 million, or 1.31% of total loans, at December 31, 2016, to $30.8 million, or 1.42% of total loans, at March 31, 2017. At March 31, 2017, nonperforming loans consisted of $20.2 million in nonaccrual loans, $6.9 million in TDRs and $3.8 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $20.7 million, TDRs of $7.3 million, and loans past due 90 days or more and still accruing interest of $0.5 million at December 31, 2016. Nonaccrual loans decreased $0.5 million between December 31, 2016, and March 31, 2017. The balance of TDRs decreased $0.4 million between these two dates, as the addition of seven loans (representing three lending relationships) totaling $3.0 million was more than offset by payments collected from TDR-status borrowers, the charge-off of two TDRs totaling $0.2 million, four loans totaling $1.0 million moving to non-disclosed status (see page 46 for an explanation of when a TRD will be considered for non-disclosure), and two loans (one relationship) totaling $2.2 million moving to the loans 90 days past due category. Loans 90 days or more past due and still accruing interest increased $3.3 million between December 31, 2016, and March 31, 2017, due primarily to two loans (one relationship) totaling $2.2 million moving from the TDR category. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) decreased to $7.4 million at March 31, 2017, compared with $7.8 million at December 31, 2016. As of March 31, 2017, the allowance for loan losses was $22.2 million, or 1.03% of total loans, compared with $21.9 million, or 1.01% of total loans at December 31, 2016. The allowance for loan losses represented 72.10% of nonperforming loans at March 31, 2017, compared with 76.76% of nonperforming loans at December 31, 2016. The Company had net loan charge-offs of $0.7 million in the three months ended March 31, 2017, or an annualized 0.13% of average loans outstanding, compared to net charge-offs of $0.2 million, or an annualized 0.05% of average loans outstanding, for the same period of 2016.
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
Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals.

During the three months ended March 31, 2017, the Company restructured seven loans by granting concessions to borrowers experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$6,880	$7,312
Not in compliance with modified terms - on nonaccrual status or 90 days or more past due and still accruing interest	2,657	1,003
Total restructured loans	$9,537	$8,315
Allowance for Loan Losses
Our ALLL as of March 31, 2017 was $22.2 million, which was 1.03% of total loans and 1.25% of purchased non-credit impaired loans as of that date. This compares with an ALLL of $21.9 million as of December 31, 2016, which was 1.01% of total loans and 1.27% of purchased non-credit impaired loans as of that date. Gross charge-offs for the first three months of 2017 totaled $0.7 million, while there were virtually no recoveries of previously charged-off loans. The ratio of annualized net loan charge offs to average loans for the first three months of 2017 was 0.13% compared to 0.26% for the year ended December 31, 2016. As of March 31, 2017, the ALLL was 72.1% of nonperforming loans compared with 76.8% as of December 31, 2016. Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2017, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
Non-acquired loans with a balance of $1.72 billion at March 31, 2017, had $21.6 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.25%. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At March 31, 2017
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,722,540	$—	$1,722,540	$21,596	1.25%	1.25%
Total Acquired Loans	454,703	12,199	442,504	621	0.14	2.82
Total Loans	$2,177,243	$12,199	$2,165,044	$22,217	1.03%	1.58%

	At December 31, 2016
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,677,935	$—	$1,677,935	$21,229	1.27%	1.27%
Total Acquired Loans	500,423	13,215	487,208	621	0.12	2.76
Total Loans	$2,178,358	$13,215	$2,165,143	$21,850	1.01%	1.61%
The Bank uses a rolling 20-quarter annual average historical net charge-off component for its ALLL calculation. A separate qualitative factor table is used for each region the Bank services (Iowa, Minnesota/Wisconsin, Florida, and Colorado), all with similar methodology, but adjusted for regional differences in economic and business conditions. All pass rated loans, regardless of size, are allocated based on delinquency status. The Bank has streamlined the ALLL process for a number of low-balance loan types that do not have a material impact on the overall calculation, which are applied a reserve amount equal to the overall reserve calculated pursuant to applicable accounting standards to total loan calculated pursuant to applicable accounting standards. The guaranteed portion of any government guaranteed loan is included in the calculation and is reserved for according to the type of loan. Special mention/watch and substandard rated credits not individually reviewed for impairment are allocated at a higher amount due to the inherent risks associated with these types of loans. Special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.) are reserved at a level that will cover losses above a pass allocation for loans that had a loss in the trailing 20-quarters in which the loan was risk-rated special mention/watch at the time of the loss. Substandard loans carry a greater risk than special mention/watch loans, and as such, this subset is reserved at a level that covers losses above a pass allocation for loans that had a loss in the trailing 20-quarters in which the loans was risk-rated substandard at the time of the loss. Classified and impaired loans are reviewed per the requirements of applicable accounting standards.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At March 31, 2017, there were 32 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 189 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 10 of these equity loans and other financial institutions have the first lien on the remaining 179. Additionally, there were 197 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2017, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $327.5 million as of March 31, 2017, compared to $305.5 million as of December 31, 2016, an increase of $22.1 million, or 7.2%. This increase was primarily attributable to the issuance of 500,000 shares of common stock in a public offering, resulting in $16.1 million of additional capital, net of expenses, net income of $6.7 million for the first three months of 2017, a $1.0 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, and a $0.4 million decrease in treasury stock due to the issuance of 23,161 shares of Company common stock in connection with stock compensation plans between the two dates. These increases were partially offset by the payment of $1.9 million in common stock dividends during the first three months of 2017. The Company also issued an additional 250,000 shares of common stock in a public offering pursuant to the underwriter’s exercise of an over-allotment option in April 2017. No shares of Company common stock were repurchased in the first quarter of 2017. The total shareholders’ equity to total assets ratio was 10.62% at March 31, 2017, up from 9.92% at December 31, 2016. The tangible equity to tangible assets ratio was 8.36% at March 31, 2017, compared with 7.62% at December 31, 2016. Tangible book value per share was $21.01 at March 31, 2017, an increase from $20.00 per share at December 31, 2016.
Our Tier 1 capital to risk-weighted assets ratio was 11.19% as of March 31, 2017 and was 10.73% as of December 31, 2016. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2017, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
The Company and the Bank are subject to the Basel III regulatory capital reforms (the “Basel III Rules”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies). In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016, at 0.625% of risk-weighted assets, was 1.25% of risk-weighted assets effective January 1, 2017, and further increases each subsequent year by an additional 0.625% until reaching the final level of 2.5% on January 1, 2019.
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

	At March 31,	At December 31,
(in thousands)	2017	2016
Tier 1 capital
Total shareholders’ equity	$327,514	$305,456
Less: Net unrealized gains on securities available for sale	182	1,133
Disallowed Intangibles	(73,949)	(71,951)
Common equity tier 1 capital	$253,747	234,638
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,718	23,692
Tier 1 capital	$277,465	$258,330
Risk-weighted assets	$2,479,678	$2,407,661
Tier 1 capital to risk-weighted assets	11.19%	10.73%
Common equity tier 1 capital to risk-weighted assets	10.23%	9.75%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At March 31, 2017
Consolidated:
Total capital/risk based assets	$299,934	12.10%	$229,370	9.250%	N/A	N/A
Tier 1 capital/risk based assets	277,465	11.19	179,777	7.250	N/A	N/A
Common equity tier 1 capital/risk based assets	253,747	10.23	142,581	5.750	N/A	N/A
Tier 1 capital/adjusted average assets	277,465	9.30	119,321	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$300,534	12.17%	$228,488	9.250%	$247,014	10.00%
Tier 1 capital/risk based assets	278,079	11.26	179,085	7.250	197,611	8.00
Common equity tier 1 capital/risk based assets	278,079	11.26	142,033	5.750	160,559	6.50
Tier 1 capital/adjusted average assets	278,079	9.33	119,178	4.000	148,972	5.00
At December 31, 2016
Consolidated:
Total capital/risk based assets	$280,396	11.65%	$207,661	8.625%	N/A	N/A
Tier 1 capital/risk based assets	258,304	10.73	159,508	6.625	N/A	N/A
Common equity tier 1 capital/risk based assets	234,638	9.75	123,393	5.125	N/A	N/A
Tier 1 capital/adjusted average assets	258,304	8.75	118,040	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$286,959	11.96%	$206,892	8.625%	$239,875	10.00%
Tier 1 capital/risk based assets	264,871	11.04	158,917	6.625	191,900	8.00
Common equity tier 1 capital/risk based assets	264,871	11.04	122,936	5.125	155,919	6.50
Tier 1 capital/adjusted average assets	264,871	8.98	118,000	4.000	147,500	5.00
* The ratios for December 31, 2016 include a capital conservation buffer of 0.625%, and the ratios for March 31, 2017 include a capital conservation buffer of 1.25%
On February 15, 2017, 25,400 restricted stock units were granted to certain officers of the Company. Additionally, during the first three months of 2017, 20,200 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,839 shares were surrendered by grantees to satisfy tax requirements, and no nonvested restricted stock units were forfeited. In the first three months of 2017, 5,800 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $54.5 million as of March 31, 2017, compared with $43.2 million as of December 31, 2016. Interest-bearing deposits in banks at March 31, 2017, increased to $19.3 million, an increase of $17.6 million from December 31, 2016. Investment securities classified as available for sale, totaling $471.6 million and $477.5 million as of March 31, 2017 and December 31, 2016, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of March 31, 2017 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2016 and March 31, 2017 were deposits and proceeds from the maturity and sale of investment securities. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2017, we had $16.3 million of long-term debt outstanding to an unaffiliated banking organization. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.7 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 9. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of March 31, 2017, outstanding commitments to extend credit totaled approximately $486.9 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses.
Commitments under standby and performance letters of credit outstanding totaled $13.0 million as of March 31, 2017. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2017, there were approximately $0.4 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators (particularly with respect to the Basel III Rules and changes in the scope and cost of FDIC insurance and other coverages);

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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, internationally, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	war or terrorist activities which may cause further deterioration in the economy or cause instability in credit markets;

•	the effects of cyber-attacks; and

•
other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2016 and otherwise in our reports and filings with the Securities and Exchange Commission.

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
In addition to interest rate risk, economic conditions in recent years have made liquidity risk (in particular, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due or fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.
Net cash inflows from operating activities were $18.2 million in the first three months of 2017, compared with $12.1 million in the first three months of 2016. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $0.3 million in the first three months of 2017, compared to net cash inflows of $24.6 million in the comparable three-month period of 2016. In the first three months of 2017, investment securities transactions resulted in net cash inflows of $0.9 million, compared to inflows of $42.4 million during the same period of 2016. Net cash outflows related to the net increase in loans were $0.7 million for the first three months of 2017, compared with $21.1 million of net cash outflows related to the net increase in loans for the same period of 2016. Purchases of premises and equipment resulted in $1.0 million cash outflows in the first three months of 2017, compared to outflows of $1.9 million in the comparable period of 2016.
Net cash outflows from financing activities in the first three months of 2017 were $6.7 million, compared with net cash outflows of $23.1 million for the same period of 2016. The largest financing cash outflows during the three months ended March 31, 2017 were a decrease of $35.7 million in federal funds purchased, a net decrease of $20.0 million in FHLB borrowings, a $14.6 million decrease in securities sold under agreement to repurchase, the use of $1.9 million to pay dividends, and $1.3 million of payments on long-term debt. Sources of cash inflows during the first three months of 2017 were an increase of $50.4 million in deposits, and $16.1 million of proceeds, net of expenses, from the issuance of common stock.
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

FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of March 31, 2017, the Bank had $95.0 million in outstanding FHLB borrowings, leaving $246.7 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
The Bank has brokered certificate of deposit lines and deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current deposit market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the Bank’s core market area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether.
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2017.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2017, the Bank had municipal securities with an approximate market value of $12.8 million pledged for liquidity purposes, and had a borrowing capacity of $11.5 million.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between March 31, 2017 and December 31, 2016. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
	-100	+100	+200
(dollars in thousands)
March 31, 2017
Dollar change	$(1,191)	$636	$1,616
Percent change	(1.2)%	0.2%	0.5%
December 31, 2016
Dollar change	$(1,276)	$157	$453
Percent change	(1.3)%	0.2%	0.5%
As of March 31, 2017, 38.2% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 65.0% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2016. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our equity securities during the first quarter of 2017.
On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased $1.2 million of common stock since the plan was announced in July 2014. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of March 31, 2017.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. (Third Amendment), as filed with the Iowa Secretary of State on April 21, 2017	Filed herewith

10.1	MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan	Appendix A to the Company’s definitive proxy statement filed on March 10, 2017 (File No. 001-35968)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 4, 2017	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ KATIE A. LORENSON
Katie A. Lorenson
Senior Vice President and Chief Financial Officer