Form 10-Q
period 2017-06-30
MidWestOne Financial Group, Inc.
filed 2017-08-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 1, 2017, there were 12,218,528 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$46,234	$41,464
Interest-bearing deposits in banks	3,164	1,764
Cash and cash equivalents	49,398	43,228
Investment securities:
Available for sale	442,958	477,518
Held to maturity (fair value of $183,296 as of June 30, 2017 and $164,792 as of December 31, 2016)	182,478	168,392
Loans held for sale	1,636	4,241
Loans	2,197,503	2,165,143
Allowance for loan losses	(22,510)	(21,850)
Net loans	2,174,993	2,143,293
Premises and equipment, net	74,711	75,043
Accrued interest receivable	12,606	13,871
Goodwill	64,654	64,654
Other intangible assets, net	13,518	15,171
Bank-owned life insurance	47,877	47,231
Other real estate owned	1,486	2,097
Deferred income taxes	5,482	6,523
Other assets	19,248	18,313
Total assets	$3,091,045	$3,079,575
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$476,031	$494,586
Interest-bearing checking	1,131,151	1,136,282
Savings	203,967	197,698
Certificates of deposit under $100,000	325,847	326,832
Certificates of deposit $100,000 and over	356,713	325,050
Total deposits	2,493,709	2,480,448
Federal funds purchased	45,319	35,684
Securities sold under agreements to repurchase	60,182	82,187
Federal Home Loan Bank borrowings	90,000	115,000
Junior subordinated notes issued to capital trusts	23,743	23,692
Long-term debt	15,000	17,500
Deferred compensation liability	5,224	5,180
Accrued interest payable	1,551	1,472
Other liabilities	13,445	12,956
Total liabilities	2,748,173	2,774,119
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at June 30, 2017 and December 31, 2016	$—	$—
Common stock, $1.00 par value; authorized 30,000,000 shares at June 30, 2017 and 15,000,000 shares at December 31, 2016; issued 12,463,481 shares at June 30, 2017 and 11,713,481 shares at December 31, 2016; outstanding 12,218,528 shares at June 30, 2017 and 11,436,360 shares at December 31, 2016	12,463	11,713
Additional paid-in capital	187,062	163,667
Treasury stock at cost, 244,953 shares as of June 30, 2017 and 277,121 shares as of December 31, 2016	(5,141)	(5,766)
Retained earnings	147,015	136,975
Accumulated other comprehensive income (loss)	1,473	(1,133)
Total shareholders' equity	342,872	305,456
Total liabilities and shareholders' equity	$3,091,045	$3,079,575
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$25,650	$24,635	$49,929	$49,751
Interest on bank deposits	26	70	31	78
Interest on federal funds sold	1	1	1	1
Interest on investment securities:
Taxable securities	2,590	1,912	5,308	3,836
Tax-exempt securities	1,587	1,420	3,152	2,857
Total interest income	29,854	28,038	58,421	56,523
Interest expense:
Interest on deposits:
Interest-bearing checking	912	776	1,710	1,536
Savings	51	60	102	166
Certificates of deposit under $100,000	886	719	1,745	1,288
Certificates of deposit $100,000 and over	995	719	1,912	1,358
Total interest expense on deposits	2,844	2,274	5,469	4,348
Interest on federal funds purchased	25	—	71	25
Interest on securities sold under agreements to repurchase	34	32	72	85
Interest on Federal Home Loan Bank borrowings	404	467	847	918
Interest on other borrowings	3	6	6	12
Interest on junior subordinated notes issued to capital trusts	240	196	461	393
Interest on long-term debt	113	123	223	247
Total interest expense	3,663	3,098	7,149	6,028
Net interest income	26,191	24,940	51,272	50,495
Provision for loan losses	1,240	1,171	2,281	2,236
Net interest income after provision for loan losses	24,951	23,769	48,991	48,259
Noninterest income:
Trust, investment, and insurance fees	1,528	1,440	3,140	2,938
Service charges and fees on deposit accounts	1,257	1,283	2,540	2,541
Loan origination and servicing fees	718	855	1,520	1,474
Other service charges and fees	1,497	1,378	2,955	2,808
Bank-owned life insurance income	318	332	646	716
Gain on sale or call of available for sale securities	20	223	20	467
Gain on sale of held to maturity securities	—	—	43	—
Gain (loss) on sale of premises and equipment	8	(40)	6	(251)
Other gain	37	124	50	1,307
Total noninterest income	5,383	5,595	10,920	12,000
Noninterest expense:
Salaries and employee benefits	11,789	13,321	23,673	25,966
Net occupancy and equipment expense	3,033	3,326	6,337	6,577
Professional fees	1,036	1,221	2,058	2,167
Data processing expense	548	809	1,259	3,382
FDIC insurance expense	352	398	719	819
Amortization of intangible assets	804	1,015	1,653	2,076
Other operating expense	2,402	2,725	4,600	5,274
Total noninterest expense	19,964	22,815	40,299	46,261
Income before income tax expense	10,370	6,549	19,612	13,998
Income tax expense	3,136	1,794	5,665	3,699
Net income	$7,234	$4,755	$13,947	$10,299
Share and per share information:
Ending number of shares outstanding	12,218,528	11,435,860	12,218,528	11,435,860
Average number of shares outstanding	12,200,689	11,431,252	11,855,108	11,424,122
Diluted average number of shares	12,219,238	11,453,831	11,878,315	11,448,677
Earnings per common share - basic	$0.59	$0.42	$1.18	$0.90
Earnings per common share - diluted	0.59	0.42	1.17	0.90
Dividends paid per common share	0.165	0.16	0.33	0.32
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$7,234	$4,755	$13,947	$10,299

Other comprehensive income, available for sale securities:
Unrealized holding gains arising during period	2,745	891	4,312	3,869
Reclassification adjustment for gains included in net income	(20)	(223)	(20)	(467)
Income tax expense	(1,070)	(389)	(1,686)	(1,405)
Other comprehensive income on available for sale securities	1,655	279	2,606	1,997
Other comprehensive income, net of tax	1,655	279	2,606	1,997
Comprehensive income	$8,889	$5,034	$16,553	$12,296
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	10,299	—	10,299
Dividends paid on common stock ($0.32 per share)	—	—	—	—	(3,657)	—	(3,657)
Stock options exercised (2,900 shares)	—	—	(22)	60	—	—	38
Release/lapse of restriction on RSUs (25,633 shares)	—	—	(520)	495	—	—	(25)
Stock compensation	—	—	365	—	—		365
Other comprehensive income, net of tax	—	—	—	—	—	1,997	1,997
Balance at June 30, 2016	$—	$11,713	$163,310	$(5,776)	$130,543	$5,405	$305,195
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	13,947	—	13,947
Issuance of common stock (750,000 shares), net of expenses of $1,328,000	—	750	23,610	—	—	—	24,360
Dividends paid on common stock ($0.33 per share)	—	—	—	—	(3,907)	—	(3,907)
Stock options exercised (8,250 shares)	—	—	(81)	172	—	—	91
Release/lapse of restriction on RSUs (26,875 shares)	—	—	(560)	453	—	—	(107)
Stock compensation	—	—	426	—	—	—	426
Other comprehensive income, net of tax	—	—	—	—	—	2,606	2,606
Balance at June 30, 2017	$—	$12,463	$187,062	$(5,141)	$147,015	$1,473	$342,872
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,947	$10,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,281	2,236
Depreciation of premises and equipment	2,058	2,297
Amortization of other intangibles	1,653	2,076
Amortization of premiums and discounts on investment securities, net	650	916
(Gain) loss on sale of premises and equipment	(6)	251
Deferred income taxes	(554)	(468)
Excess tax benefit from share-based award activity	(91)	(13)
Stock-based compensation	426	365
Net gain on sale or call of available for sale securities	(20)	(467)
Net gain on sale or call of held to maturity securities	(43)	—
Net gain on sale of other real estate owned	(30)	(601)
Net gain on sale of loans held for sale	(799)	(993)
Writedown of other real estate owned	23	—
Origination of loans held for sale	(41,284)	(47,588)
Proceeds from sales of loans held for sale	44,688	46,720
Decrease in accrued interest receivable	1,265	1,565
Increase in cash surrender value of bank-owned life insurance	(646)	(716)
(Increase) decrease in other assets	(935)	342
Increase in deferred compensation liability	44	58
Increase in accrued interest payable, accounts payable, accrued expenses, and other liabilities	568	3,973
Net cash provided by operating activities	23,195	20,252
Cash flows from investing activities:
Proceeds from sales of available for sale securities	9,999	23,384
Proceeds from maturities and calls of available for sale securities	41,162	51,873
Purchases of available for sale securities	(12,841)	(15,818)
Proceeds from sales of held to maturity securities	1,153	—
Proceeds from maturities and calls of held to maturity securities	2,998	9,259
Purchase of held to maturity securities	(18,292)	(16,821)
Net increase in loans	(34,188)	(17,610)
Purchases of premises and equipment	(1,697)	(3,964)
Proceeds from sale of other real estate owned	825	6,252
Proceeds from sale of premises and equipment	28	1,233
Proceeds of principal and earnings from bank-owned life insurance	—	430
Net cash provided by (used in) investing activities	(10,853)	38,218
Cash flows from financing activities:
Net increase in deposits	13,261	40
Increase (decrease) in federal funds purchased	9,635	(1,500)
Decrease in securities sold under agreements to repurchase	(22,005)	(7,005)
Proceeds from Federal Home Loan Bank borrowings	50,000	30,000
Repayment of Federal Home Loan Bank borrowings	(75,000)	(10,000)
Proceeds from stock options exercised	1	38
Excess tax benefit from share-based award activity	91	13
Taxes paid relating to net share settlement of equity awards	(108)	(38)
Payments on long-term debt	(2,500)	(2,500)
Dividends paid	(3,907)	(3,657)
Proceeds from issuance of common stock	25,688	—
Payment of stock issuance costs	(1,328)	—
Net cash provided by (used in) financing activities	(6,172)	5,391
Net increase in cash and cash equivalents	6,170	63,861
Cash and cash equivalents at beginning of period	43,228	47,097
Cash and cash equivalents at end of period	$49,398	$110,958

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,070	$5,915
Cash paid during the period for income taxes	$5,975	$4,225
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$207	$960
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2017 may not be indicative of results for the year ending December 31, 2017, or for any other period.
The Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," on January 1, 2017. The Company elected to account for forfeitures when they occur and recognize them in compensation cost at that time. There was no effect due to this accounting policy election on the Company’s consolidated financial statements.
The Company adopted ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” during the second quarter of 2017. Since the Company was already amortizing premiums on callable investment securities between the date of purchase and the first call date, there was no cumulative effect adjustment necessary to the Company’s consolidated financial statements.
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

2.    Shareholders’ Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of June 30, 2017, none were issued or outstanding.
Common Stock: As of June 30, 2017, the number of authorized shares of common stock for the Company was 30,000,000. At the Company’s 2017 annual meeting of shareholders, the Company’s shareholders approved an increase in the number of authorized shares of common stock to 30,000,000, which became effective on April 21, 2017. As of June 30, 2017, 12,218,528 shares were outstanding.
On March 17, 2017, the Company entered into an underwriting agreement to offer and sell, through an underwriter, up to 750,000 newly issued shares of the Company’s common stock, $1.00 par value per share, at a public purchase price of $34.25 per share. This included 250,000 shares of the Company’s common stock granted as a 30-day option to purchase to cover over-allotments, if any. On April 6, 2017, the underwriter purchased the full amount of its over-allotment option of 250,000 shares.
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During the second quarter of 2017 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of June 30, 2017.

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
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Basic earnings per common share computation
Numerator:
Net income	$7,234	$4,755	$13,947	$10,299
Denominator:
Weighted average shares outstanding	12,200,689	11,431,252	11,855,108	11,424,122
Basic earnings per common share	$0.59	$0.42	$1.18	$0.90

Diluted earnings per common share computation
Numerator:
Net income	$7,234	$4,755	$13,947	$10,299
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	12,219,238	11,453,831	11,878,315	11,448,677
Diluted earnings per common share	$0.59	$0.42	$1.17	$0.90

4.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$5,768	$10	$—	$5,778
State and political subdivisions	147,392	4,474	27	151,839
Mortgage-backed securities	53,654	490	29	54,115
Collateralized mortgage obligations	167,130	118	2,858	164,390
Corporate debt securities	64,331	326	155	64,502
Total debt securities	438,275	5,418	3,069	440,624
Other equity securities	2,263	101	30	2,334
Total	$440,538	$5,519	$3,099	$442,958

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$5,895	$10	$—	$5,905
State and political subdivisions	162,145	3,545	418	165,272
Mortgage-backed securities	61,606	315	567	61,354
Collateralized mortgage obligations	175,506	148	4,387	171,267
Corporate debt securities	72,979	76	602	72,453
Total debt securities	478,131	4,094	5,974	476,251
Other equity securities	1,259	66	58	1,267
Total	$479,390	$4,160	$6,032	$477,518

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$121,162	$1,577	$657	$122,082
Mortgage-backed securities	2,202	7	5	2,204
Collateralized mortgage obligations	24,076	3	357	23,722
Corporate debt securities	35,038	601	351	35,288
Total	$182,478	$2,188	$1,370	$183,296

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$107,941	$156	$2,713	$105,384
Mortgage-backed securities	2,398	5	34	2,369
Collateralized mortgage obligations	26,036	—	598	25,438
Corporate debt securities	32,017	149	565	31,601
Total	$168,392	$310	$3,910	$164,792

Investment securities with a carrying value of $172.0 million and $212.1 million at June 30, 2017 and December 31, 2016, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of June 30, 2017 and December 31, 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to securities with gross unrealized losses as of June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	11	$9,175	$24	$451	$3	$9,626	$27
Mortgage-backed securities	11	11,495	28	23	1	11,518	29
Collateralized mortgage obligations	29	112,364	1,857	27,948	1,001	140,312	2,858
Corporate debt securities	4	18,769	155	—	—	18,769	155
Other equity securities	1	—	—	1,970	30	1,970	30
Total	56	$151,803	$2,064	$30,392	$1,035	$182,195	$3,099

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	63	$24,574	$389	$427	$29	$25,001	$418
Mortgage-backed securities	20	40,752	566	23	1	40,775	567
Collateralized mortgage obligations	29	140,698	3,544	16,776	843	157,474	4,387
Corporate debt securities	11	54,891	602	—	—	54,891	602
Other equity securities	1	—	—	942	58	942	58
Total	124	$260,915	$5,101	$18,168	$931	$279,083	$6,032

		As of June 30, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	77	$29,935	$581	$1,943	$76	$31,878	$657
Mortgage-backed securities	3	1,155	5	—	—	1,155	5
Collateralized mortgage obligations	6	11,787	220	6,105	137	17,892	357
Corporate debt securities	4	3,416	4	2,544	347	5,960	351
Total	90	$46,293	$810	$10,592	$560	$56,885	$1,370

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	180	$65,174	$2,713	$—	$—	$65,174	$2,713
Mortgage-backed securities	5	2,246	34	—	—	2,246	34
Collateralized mortgage obligations	7	18,964	369	6,435	229	25,399	598
Corporate debt securities	11	19,198	187	2,512	378	21,710	565
Total	203	$105,582	$3,303	$8,947	$607	$114,529	$3,910

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
At June 30, 2017 and December 31, 2016, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At June 30, 2017, approximately 56% of the municipal bonds held by the Company were Iowa-based, and approximately 21% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2017 and December 31, 2016.
At June 30, 2017 and December 31, 2016, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we believe the low market value of this investment is temporary and expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment in the corporate bond portfolio.
As of June 30, 2017, the Company also owned $0.4 million of equity securities in banks and financial service-related companies, and $2.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the six months ended June 30, 2017 and the full year of 2016, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.
During the first quarter of 2017 as part of the Company’s annual review and analysis of municipal investments, $1.2 million of municipal bonds from a single issuer in the held to maturity portfolio, which did not carry a credit rating from one of the major statistical rating agencies, were identified as having an elevated level of credit risk. While the instruments were currently making payments as agreed, certain financial trends were identified that provided material doubt as to the ability of the entity to continue to service the debt in the future. The investment securities were classified as “watch,” and the Company’s asset and liability management committee were notified of the situation. In early March 2017 the Company learned of a potential buyer for the investments and a bid to purchase was received and accepted. Investment securities designated as held to maturity may generally not be sold without calling into question the Company’s stated intention to hold other debt securities to maturity in the future (“tainting”), unless certain conditions are met that provide for an exception to accounting policy. One of these exceptions, as outlined under Accounting Standards Codification (“ASC”) 320-10-25-6(a), allows for the sale of an investment that is classified as held to maturity due to significant deterioration of the issuer’s creditworthiness. Since the bonds had been internally classified as “watch” due to credit deterioration, the Company believes that the sale was in accordance with the allowable provisions of ASC 320-10-25-6(a), and as such, does not “taint” the remainder of the held to maturity portfolio. A small gain was realized on the sale.
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of operations.

The contractual maturity distribution of investment debt securities at June 30, 2017, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$12,458	$12,566	$2,385	$2,385
Due after one year through five years	121,620	123,272	18,752	18,941
Due after five years through ten years	75,303	78,015	79,287	80,684
Due after ten years	8,110	8,266	55,776	55,360
Debt securities without a single maturity date	220,784	218,505	26,278	25,926
Total	$438,275	$440,624	$182,478	$183,296
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
Proceeds from the sales of investment securities available for sale during the six months ended June 30, 2017 and June 30, 2016 were $10.0 million and $23.4 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Gross realized gains on fixed maturity available for sale investment securities for the three and six months ended June 30, 2017 and 2016 were $20,000 and $467,000, respectfully, while gross realized gains on fixed maturity held to maturity investment securities were $43,000 and zero, respectfully.

5.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2017 and December 31, 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$400	$2,125	$697	$236	$—	$3,458
Collectively evaluated for impairment	2,266	5,834	7,969	1,958	222	18,249
Purchased credit impaired loans	—	—	347	456	—	803
Total	$2,666	$7,959	$9,013	$2,650	$222	$22,510
Loans receivable
Individually evaluated for impairment	$3,044	$11,700	$16,697	$3,752	$—	$35,193
Collectively evaluated for impairment	104,607	473,896	1,052,889	474,273	34,666	2,140,331
Purchased credit impaired loans	—	41	15,977	5,961	—	21,979
Total	$107,651	$485,637	$1,085,563	$483,986	$34,666	$2,197,503

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$62	$2,066	$1,924	$299	$—	$4,351
Collectively evaluated for impairment	1,941	4,199	7,692	2,791	255	16,878
Purchased credit impaired loans	—	9	244	368	—	621
Total	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Loans receivable
Individually evaluated for impairment	$5,339	$11,434	$11,450	$3,955	$—	$32,178
Collectively evaluated for impairment	108,004	449,380	1,036,049	480,143	36,591	2,110,167
Purchased credit impaired loans	—	156	16,744	5,898	—	22,798
Total	$113,343	$460,970	$1,064,243	$489,996	$36,591	$2,165,143

Included above as of June 30, 2017, are loans with a contractual balance of $27.6 million and a recorded balance of $27.2 million, which are covered under loss sharing agreements with the FDIC. The agreements cover certain losses and expenses and expire at various dates through October 7, 2021. The related FDIC indemnification asset is reported separately in Note 7. “Other Assets.” The FDIC loss sharing agreement was terminated on July 14, 2017, at which time the loans were reclassified to non-covered assets (see Note 15. “Subsequent Events”).
As of June 30, 2017, the gross purchased credit impaired loans included above were $24.5 million, with a discount of $2.6 million.
Loans with unpaid principal in the amount of $485.0 million and $498.3 million at June 30, 2017 and December 31, 2016, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.
The changes in the allowance for loan losses by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2017 and 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2017
Beginning balance	$2,460	$6,021	$9,751	$3,764	$221	$—	$22,217
Charge-offs	(347)	(464)	(45)	(52)	(135)	—	(1,043)
Recoveries	4	83	5	—	4	—	96
Provision	549	2,319	(698)	(1,062)	132	—	1,240
Ending balance	$2,666	$7,959	$9,013	$2,650	$222	$—	$22,510
2016
Beginning balance	$2,235	$4,680	$9,713	$3,429	$188	$—	$20,245
Charge-offs	—	—	(1)	(354)	(77)	—	(432)
Recoveries	1	60	127	13	12	—	213
Provision	118	645	789	(625)	244	—	1,171
Ending balance	$2,354	$5,385	$10,628	$2,463	$367	$—	$21,197

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2017 and 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850
Charge-offs	(884)	(529)	(106)	(80)	(160)	—	(1,759)
Recoveries	14	102	15	—	7	—	138
Provision	1,533	2,112	(756)	(728)	120	—	2,281
Ending balance	$2,666	$7,959	$9,013	$2,650	$222	$—	$22,510
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(125)	(10)	(41)	(513)	(127)	—	(816)
Recoveries	7	72	180	77	14	—	350
Provision	1,055	(128)	1,933	(1,069)	71	374	2,236
Ending balance	$2,354	$5,385	$10,628	$2,463	$367	$—	$21,197
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

	Three Months Ended June 30,
	2017			2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial real estate:
Farmland
Extended maturity date	2	$176	$176	—	$—	$—
Commercial real estate-other
Other	1	10,546	10,923	—	—	—
Total	3	$10,722	$11,099	—	$—	$—

	Six Months Ended June 30,
	2017			2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	—	$—	$—	1	$25	$25
Commercial and industrial
Extended maturity date	6	2,037	2,083	—	—	—
Commercial real estate:
Farmland
Extended maturity date	2	176	176	—	—	—
Commercial real estate-other
Extended maturity date	1	968	968	—	—	—
Other	1	10,546	10,923	—	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	—	—	—	1	104	104
One- to four- family junior liens
Interest rate reduction	—	—	—	1	71	71
Total	10	$13,727	$14,150	3	$200	$200
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	1	$550	—	$—	4	$1,504	—	$—
Commercial real estate:
Commercial real estate-other
Extended maturity date	1	968	—	—	1	968	—	—
Total	2	$1,518	—	$—	5	$2,472	—	$—
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

The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of June 30, 2017 and December 31, 2016:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
June 30, 2017
Agricultural	$84,851	$21,111	$1,689	$—	$—	$107,651
Commercial and industrial(1)	443,739	25,041	16,849	8	—	485,637
Commercial real estate:
Construction and development	132,112	1,230	2,387	—	—	135,729
Farmland	79,096	10,192	562	—	—	89,850
Multifamily	135,222	1,792	492	—	—	137,506
Commercial real estate-other	668,602	25,464	28,412	—	—	722,478
Total commercial real estate	1,015,032	38,678	31,853	—	—	1,085,563
Residential real estate:
One- to four- family first liens	356,547	3,025	10,757	—	—	370,329
One- to four- family junior liens	110,606	1,145	1,906	—	—	113,657
Total residential real estate	467,153	4,170	12,663	—	—	483,986
Consumer	34,538	—	94	34	—	34,666
Total	$2,045,313	$89,000	$63,148	$42	$—	$2,197,503

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2016
Agricultural	$95,103	$14,089	$4,151	$—	$—	$113,343
Commercial and industrial	429,392	11,065	19,016	8	—	459,481
Credit cards	1,489	—	—	—	—	1,489
Commercial real estate:
Construction and development	121,982	2,732	1,971	—	—	126,685
Farmland	83,563	8,986	2,430	—	—	94,979
Multifamily	134,975	548	480	—	—	136,003
Commercial real estate-other	666,767	20,955	18,854	—	—	706,576
Total commercial real estate	1,007,287	33,221	23,735	—	—	1,064,243
Residential real estate:
One- to four- family first liens	359,029	2,202	11,002	—	—	372,233
One- to four- family junior liens	114,233	1,628	1,902	—	—	117,763
Total residential real estate	473,262	3,830	12,904	—	—	489,996
Consumer	36,419	1	134	37	—	36,591
Total	$2,042,952	$62,206	$59,940	$45	$—	$2,165,143
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
Included within the special mention/watch, substandard, and doubtful categories at June 30, 2017 and December 31, 2016 are purchased credit impaired loans totaling $13.9 million and $15.3 million, respectively.
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
The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,192	$1,692	$—	$3,673	$4,952	$—
Commercial and industrial	4,781	4,791	—	6,211	6,259	—
Commercial real estate:
Construction and development	360	360	—	445	1,170	—
Farmland	524	524	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,359	3,359	—	2,224	2,384	—
Total commercial real estate	4,243	4,243	—	4,899	5,934	—
Residential real estate:
One- to four- family first liens	2,371	2,375	—	2,429	2,442	—
One- to four- family junior liens	13	13	—	—	—	—
Total residential real estate	2,384	2,388	—	2,429	2,442	—
Consumer	—	—	—	—	—	—
Total	$12,600	$13,114	$—	$17,212	$19,587	$—
With an allowance recorded:
Agricultural	$1,852	$1,852	$400	$1,666	$1,669	$62
Commercial and industrial	6,919	6,919	2,125	5,223	5,223	2,066
Commercial real estate:
Construction and development	738	1,464	163	263	270	21
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	11,716	11,716	534	6,288	6,344	1,903
Total commercial real estate	12,454	13,180	697	6,551	6,614	1,924
Residential real estate:
One- to four- family first liens	1,368	1,368	236	1,526	1,526	299
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	1,368	1,368	236	1,526	1,526	299
Consumer	—	—	—	—	—	—
Total	$22,593	$23,319	$3,458	$14,966	$15,032	$4,351
Total:
Agricultural	$3,044	$3,544	$400	$5,339	$6,621	$62
Commercial and industrial	11,700	11,710	2,125	11,434	11,482	2,066
Commercial real estate:
Construction and development	1,098	1,824	163	708	1,440	21
Farmland	524	524	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	15,075	15,075	534	8,512	8,728	1,903
Total commercial real estate	16,697	17,423	697	11,450	12,548	1,924
Residential real estate:
One- to four- family first liens	3,739	3,743	236	3,955	3,968	299
One- to four- family junior liens	13	13	—	—	—	—
Total residential real estate	3,752	3,756	236	3,955	3,968	299
Consumer	—	—	—	—	—	—
Total	$35,193	$36,433	$3,458	$32,178	$34,619	$4,351

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,192	$66	$1,266	$13	$1,216	$79	$1,291	$27
Commercial and industrial	4,787	67	3,777	10	4,143	90	3,927	—
Commercial real estate:
Construction and development	360	—	—	—	360	—	—	—
Farmland	1,686	36	2,568	28	2,073	69	2,580	49
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	3,118	71	1,979	3	3,040	103	2,009	12
Total commercial real estate	5,164	107	4,547	31	5,473	172	4,589	61
Residential real estate:
One- to four- family first liens	2,409	46	2,200	23	2,417	70	2,209	44
One- to four- family junior liens	13	—	—	—	13	—	—	—
Total residential real estate	2,422	46	2,200	23	2,430	70	2,209	44
Consumer	—	—	—	—	—	—	—	—
Total	$13,565	$286	$11,790	$77	$13,262	$411	$12,016	$132
With an allowance recorded:
Agricultural	$1,855	$53	$1,856	$7	$1,875	$67	$1,878	$20
Commercial and industrial	4,444	14	3,863	14	3,495	37	3,724	10
Commercial real estate:
Construction and development	809	—	—	—	832	—	—	—
Farmland	—	—	—	—	—	—	—	—
Multifamily	—	—	158	—	—	—	158	—
Commercial real estate-other	6,294	16	5,416	—	4,410	—	2,415	—
Total commercial real estate	7,103	16	5,574	—	5,242	—	2,573	—
Residential real estate:
One- to four- family first liens	1,372	17	1,351	11	1,389	26	1,357	19
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	1,372	17	1,351	11	1,389	26	1,357	19
Consumer	—	—	—	—	—	—	—	—
Total	$14,774	$100	$12,644	$32	$12,001	$130	$9,532	$49
Total:
Agricultural	$3,047	$119	$3,122	$20	$3,091	$146	$3,169	$47
Commercial and industrial	9,231	81	7,640	24	7,638	127	7,651	10
Commercial real estate:
Construction and development	1,169	—	—	—	1,192	—	—	—
Farmland	1,686	36	2,568	28	2,073	69	2,580	49
Multifamily	—	—	158	—	—	—	158	—
Commercial real estate-other	9,412	87	7,395	3	7,450	103	4,424	12
Total commercial real estate	12,267	123	10,121	31	10,715	172	7,162	61
Residential real estate:
One- to four- family first liens	3,781	63	3,551	34	3,806	96	3,566	63
One- to four- family junior liens	13	—	—	—	13	—	—	—
Total residential real estate	3,794	63	3,551	34	3,819	96	3,566	63
Consumer	—	—	—	—	—	—	—	—
Total	$28,339	$386	$24,434	$109	$25,263	$541	$21,548	$181

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at June 30, 2017 and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
June 30, 2017
Agricultural	$101	$—	$430	$531	$107,120	$107,651
Commercial and industrial(1)	981	1,920	2,253	5,154	480,483	485,637
Commercial real estate:
Construction and development	254	90	1,098	1,442	134,287	135,729
Farmland	127	121	317	565	89,285	89,850
Multifamily	—	—	—	—	137,506	137,506
Commercial real estate-other	1,214	643	1,399	3,256	719,222	722,478
Total commercial real estate	1,595	854	2,814	5,263	1,080,300	1,085,563
Residential real estate:
One- to four- family first liens	1,902	336	2,021	4,259	366,070	370,329
One- to four- family junior liens	232	245	21	498	113,159	113,657
Total residential real estate	2,134	581	2,042	4,757	479,229	483,986
Consumer	55	20	2	77	34,589	34,666
Total	$4,866	$3,375	$7,541	$15,782	$2,181,721	$2,197,503

Included in the totals above are the following purchased credit impaired loans	$114	$306	$354	$774	$21,205	$21,979

December 31, 2016
Agricultural	$44	$—	$399	$443	$112,900	$113,343
Commercial and industrial	2,615	293	9,654	12,562	446,919	459,481
Credit cards	—	—	—	—	1,489	1,489
Commercial real estate:
Construction and development	630	—	297	927	125,758	126,685
Farmland	373	—	91	464	94,515	94,979
Multifamily	—	129	—	129	135,874	136,003
Commercial real estate-other	1,238	763	6,655	8,656	697,920	706,576
Total commercial real estate	2,241	892	7,043	10,176	1,054,067	1,064,243
Residential real estate:
One- to four- family first liens	2,851	1,143	1,328	5,322	366,911	372,233
One- to four- family junior liens	437	151	150	738	117,025	117,763
Total residential real estate	3,288	1,294	1,478	6,060	483,936	489,996
Consumer	50	23	33	106	36,485	36,591
Total	$8,238	$2,502	$18,607	$29,347	$2,135,796	$2,165,143

Included in the totals above are the following purchased credit impaired loans	$965	$489	$549	$2,003	$20,795	$22,798
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
The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$494	$—	$2,690	$—
Commercial and industrial	2,161	147	8,358	—
Commercial real estate:
Construction and development	1,110	—	780	95
Farmland	364	89	227	—
Multifamily	—	—	—	—
Commercial real estate-other	12,095	—	7,360	—
Total commercial real estate	13,569	89	8,367	95
Residential real estate:
One- to four- family first liens	1,364	702	1,127	375
One- to four- family junior liens	115	—	116	15
Total residential real estate	1,479	702	1,243	390
Consumer	37	—	10	—
Total	$17,740	$938	$20,668	$485
Not included in the loans above as of June 30, 2017 and December 31, 2016 were purchased credit impaired loans with an outstanding balance of $0.4 million and $2.6 million, net of a discount of $0.1 million and $0.5 million, respectively.
As of June 30, 2017, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands)
Balance at beginning of period	$1,633	$845	$1,961	$1,446
Accretion	(475)	(509)	(891)	(1,110)
Reclassification from nonaccretable difference	213	3,208	301	3,208
Balance at end of period	$1,371	$3,544	$1,371	$3,544

6.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the six months ended June 30, 2017. The carrying amount of goodwill was $64.7 million at June 30, 2017, the same as at December 31, 2016.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the six months ended June 30, 2017:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
June 30, 2017
Balance, beginning of period	$203	$6,846	$7,040	$960	$122	$15,171
Amortization expense	(27)	(1,506)	—	(111)	(9)	(1,653)
Balance at end of period	$176	$5,340	$7,040	$849	$113	$13,518

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,144)	(12,866)	—	(531)	(217)	(14,758)
Net book value	$176	$5,340	$7,040	$849	$113	$13,518

7.    Other Assets
The components of the Company’s other assets were as follows:

	June 30, 2017	December 31, 2016
(in thousands)
Federal Home Loan Bank Stock	$12,181	$12,800
FDIC indemnification asset, net	—	479
Prepaid expenses	1,874	1,760
Mortgage servicing rights	2,136	1,951
Accounts receivable & other miscellaneous assets	3,057	1,323
	$19,248	$18,313

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the six months ended June 30, 2017 or in the year ended December 31, 2016.
As part of the Central merger, the Company became a party to certain loss-share agreements with the FDIC from previous Central-related acquisitions. These agreements cover realized losses on loans and foreclosed real estate for specified periods. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan. The loss-share assets are recorded within other assets on the balance sheet. On July 14, 2017, the Bank, entered into an agreement with the FDIC that terminated all of the Bank's loss sharing agreements related to the former Central Bank. See Note 15. “Subsequent Events” to our consolidated financial statements for additional information related to our termination of the loss-share agreements.
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

8.    Short-Term Borrowings
Short-term borrowings were as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	1.31%	$45,319	0.83%	$35,684
Securities sold under agreements to repurchase	0.23	60,182	0.22	82,187
Total	0.69%	$105,501	0.40%	$117,871
At June 30, 2017 and December 31, 2016, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.7 million as of June 30, 2017, the same as of December 31, 2016. As of both June 30, 2017 and December 31, 2016, the Bank had municipal securities pledged with a market value of $13.0 million, to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of June 30, 2017 and December 31, 2016, there were $45.3 million and $35.7 million of borrowings through these correspondent bank federal funds agreements, respectively.
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
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in May 2017, and is now scheduled to mature on April 28, 2018. The Company had no balance outstanding under this agreement as of June 30, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2017 and December 31, 2016:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				6/30/2017
June 30, 2017
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,644	Three-month LIBOR + 3.50%	4.75%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,635	Three-month LIBOR + 2.15%	3.44%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.84%	12/15/2037	12/15/2012
Total	$24,743	$23,743

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2016
December 31, 2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,614	Three-month LIBOR + 3.50%	4.46%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,614	Three-month LIBOR + 2.15%	3.15%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.55%	12/15/2037	12/15/2012
Total	$24,743	$23,692
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

10.    Long-Term Borrowings
Long-term borrowings were as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.61%	$90,000	1.56%	$115,000
Note payable to unaffiliated bank	2.98	15,000	2.52	17,500
Total	1.81%	$105,000	1.69%	$132,500
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
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of June 30, 2017, $15.0 million of that note was outstanding.

11.    Income Taxes
The income tax provisions for the three and six months ended June 30, 2017 and 2016 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes, because of the following items:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$3,629	35.0%	$2,292	35.0%	$6,864	35.0%	$4,899	35.0%
Tax-exempt interest	(795)	(7.7)	(745)	(11.4)	(1,581)	(8.1)	(1,499)	(10.7)
Bank-owned life insurance	(110)	(1.1)	(115)	(1.8)	(225)	(1.1)	(249)	(1.8)
State income taxes, net of federal income tax benefit	443	4.3	327	5.0	848	4.3	647	4.6
Non-deductible acquisition expenses	—	—	28	0.4	—	—	53	0.4
General business credits	(19)	(0.2)	(14)	(0.2)	(40)	(0.2)	(153)	(1.1)
Other	(12)	(0.1)	21	0.4	(201)	(1.0)	1	—
Total income tax provision	$3,136	30.2%	$1,794	27.4%	$5,665	28.9%	$3,699	26.4%

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
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,778	$—	$5,778	$—
State and political subdivisions	151,839	—	151,839	—
Mortgage-backed securities	54,115	—	54,115	—
Collateralized mortgage obligations	164,390	—	164,390	—
Corporate debt securities	64,502	—	64,502	—
Total available for sale debt securities	440,624	—	440,624	—
Other equity securities	2,334	2,334	—	—
Total securities available for sale	$442,958	$2,334	$440,624	$—

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,905	$—	$5,905	$—
State and political subdivisions	165,272	—	165,272	—
Mortgage-backed securities	61,354	—	61,354	—
Collateralized mortgage obligations	171,267	—	171,267	—
Corporate debt securities	72,453	—	72,453	—
Total available for sale debt securities	476,251	—	476,251	—
Other equity securities	1,267	1,267	—	—
Total securities available for sale	$477,518	$1,267	$476,251	$—

There were no transfers of assets between levels of the fair value hierarchy during the three and six months ended June 30, 2017 or the year ended December 31, 2016.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2017 or the year ended December 31, 2016.
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
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2017 and December 31, 2016, as more fully described above.

	Fair Value Measurement at June 30, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$1,073	$—	$—	$1,073
Other real estate owned	$1,486	$—	$—	$1,486

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,774	$—	$—	$8,774
Other real estate owned	$2,097	$—	$—	$2,097
The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at June 30, 2017 and December 31, 2016. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of the Bank. Neither of these components has been given consideration in the presentation of fair values below.

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$49,398	$49,398	$49,398	$—	$—
Investment securities:
Available for sale	442,958	442,958	2,334	440,624	—
Held to maturity	182,478	183,296	—	183,296	—
Total investment securities	625,436	626,254	2,334	623,920	—
Loans held for sale	1,636	1,667	—	—	1,667
Loans, net	2,174,993	2,175,104	—	2,175,104	—
Accrued interest receivable	12,606	12,606	12,606	—	—
Federal Home Loan Bank stock	12,181	12,181	—	12,181	—
Financial liabilities:
Deposits:
Non-interest bearing demand	476,031	476,031	476,031	—	—
Interest-bearing checking	1,131,151	1,131,151	1,131,151	—	—
Savings	203,967	203,967	203,967	—	—
Certificates of deposit under $100,000	325,847	323,885	—	323,885	—
Certificates of deposit $100,000 and over	356,713	355,582	—	355,582	—
Total deposits	2,493,709	2,490,616	1,811,149	679,467	—
Federal funds purchased and securities sold under agreements to repurchase	105,501	105,501	105,501	—	—
Federal Home Loan Bank borrowings	90,000	89,791	—	89,791	—
Junior subordinated notes issued to capital trusts	23,743	19,462	—	19,462	—
Long-term debt	15,000	15,000	—	15,000	—
Accrued interest payable	1,551	1,551	1,551	—	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$43,228	$43,228	$43,228	$—	$—
Investment securities:
Available for sale	477,518	477,518	1,267	476,251	—
Held to maturity	168,392	164,792	—	164,792	—
Total investment securities	645,910	642,310	1,267	641,043	—
Loans held for sale	4,241	4,286	—	—	4,286
Loans, net	2,143,293	2,138,252	—	2,138,252	—
Accrued interest receivable	13,871	13,871	13,871	—	—
Federal Home Loan Bank stock	12,800	12,800	—	12,800	—
Financial liabilities:
Deposits:
Non-interest bearing demand	494,586	494,586	494,586	—	—
Interest-bearing checking	1,136,282	1,136,282	1,136,282	—	—
Savings	197,698	197,698	197,698	—	—
Certificates of deposit under $100,000	326,832	324,978	—	324,978	—
Certificates of deposit $100,000 and over	325,050	324,060	—	324,060	—
Total deposits	2,480,448	2,477,604	1,828,566	649,038	—
Federal funds purchased and securities sold under agreements to repurchase	117,871	117,871	117,871	—	—
Federal Home Loan Bank borrowings	115,000	114,590	—	114,590	—
Junior subordinated notes issued to capital trusts	23,692	19,248	—	19,248	—
Long-term debt	17,500	17,500	—	17,500	—
Accrued interest payable	1,472	1,472	1,472	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at June 30, 2017, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2017	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$1,073	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$1,486	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

14.    Effect of New Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In July 2015, the FASB announced a delay to the effective date of Accounting Standards Update No. 2015-09, Revenue from Contract with Customers (Topic 606). Reporting entities may choose to adopt the standard as of the original date, or take advantage of a one-year delay. For a public entity, the revised effective date is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted prior to the original effective date. The Company’s revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and noninterest income. The Company expects this new guidance will potentially require it to change how certain recurring revenue streams are recognized within trust and asset management fees, sales of other real estate, credit and debit card interchange fees, and credit card revenue. In addition, the Company continues to stay apprised of certain issues related to implementation of the standard that are relevant to the banking industry which are still pending resolution. The Company is beginning to analyze the expected areas of impact, and currently does not expect the effect on the Company’s consolidated financial statements to be material. The Company has determined that it will not early-adopt this standard, and plans to utilize the modified retrospective transition method.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) will likely require changes to current methodologies of determining these vales, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements, including potential changes to the Company’s note disclosure of the fair value of its financial assets and liabilities, and does not expect to early adopt the standard.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The new standard applies to public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated balance sheets as right-of-use assets and a corresponding lease liability. However, the Company continues to evaluate the extent of the potential impact the new guidance will have on the Company’s consolidated financial statements and the availability of outside vendor products to assist in the implementation, and does not expect to early adopt the standard.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering current expected credit losses (CECL), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current available for sale (AFS) security OTTI model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the allowance for loan losses upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, including viewing demonstrations of the capabilities of outside vendor software systems, and evaluation of the ability of these systems to meet the processing necessary to support the data collection and retention requirements of the Company in implementation of the new standard.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The update applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this amendment during the second quarter of 2017, and adoption did not have a significant effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The new guidance requires that the premium amortization period on non-contingently callable securities, end at the earliest call date, rather than the contractual maturity date. The shorter amortization period means that interest income would generally be lower in the periods before the earliest call date and higher thereafter (if the security is not called) compared to current GAAP. The update applies to public business entities in fiscal years beginning after December 15, 2018. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this update during the second quarter of 2017. Since the Company was already amortizing premiums on callable investment securities between the date of purchase and the first call date, there was no effect on the Company’s consolidated financial statements.

15.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2017, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2017 have been recognized in the consolidated financial statements for the three and six months ended June 30, 2017. Events or transactions that provided evidence about conditions that did not exist at June 30, 2017, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three and six months ended June 30, 2017.
On July 14, 2017, the board of directors of the Company declared a cash dividend of $0.17 per share payable on September 15, 2017 to shareholders of record as of the close of business on September 1, 2017.
On July 14, 2017, MidWestOne Bank (the “Bank”), entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) that terminated all of the Bank's loss sharing agreements related to the former Central Bank's six FDIC-assisted acquisitions from 2009 through 2011.
The agreement required the Bank to pay $0.3 million to the FDIC to settle all outstanding items related to the terminated loss sharing agreements. As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $27.2 million on June 30, 2017, have been reclassified as non-covered assets, effective July 14, 2017.
Accordingly, in the third quarter of 2017, the Company expects to realize a one-time pre-tax gain of approximately $0.2 million, inclusive of the write-off of the remaining indemnification asset, other receivables from the FDIC and the Bank's clawback liabilities due to the FDIC. The termination of the loss sharing agreements will not impact the yields for the loans that were previously covered under this agreement and is not expected to impact the allowance for loan losses. All future recoveries, gains, losses and expenses related to these previously covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such gains or losses. Accordingly, the Company's future earnings will be positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016
Summary
For the quarter ended June 30, 2017, we earned net income of $7.2 million, which was an increase of $2.5 million from $4.8 million for the quarter ended June 30, 2016. The increase in net income was due primarily to decreased noninterest expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Both basic and diluted earnings per common share for the second quarter of 2017 were $0.59, versus $0.42 for both for the second quarter of 2016. Our annualized return on average assets for the second quarter of 2017 was 0.95% compared with 0.64% for the same period in 2016. Our annualized return on average shareholders’ equity was 8.58% for the three months ended June 30, 2017 compared with 6.31% for the three months ended June 30, 2016. The annualized return on average tangible equity was 11.86% for the second quarter of 2017 compared with 9.67% for the same period in 2016.

The following table presents selected financial results and measures as of and for the quarters ended June 30, 2017 and 2016.

	As of and for the Three Months Ended June 30,
(dollars in thousands)	2017	2016
Net Income	$7,234	$4,755
Average Assets	3,056,740	2,984,900
Average Shareholders’ Equity	338,362	303,319
Return on Average Assets*	0.95%	0.64%
Return on Average Shareholders’ Equity*	8.58	6.31
Return on Average Tangible Equity*	11.86	9.67
Total Equity to Assets (end of period)	11.09	10.17
Tangible Equity to Tangible Assets (end of period)	8.86	7.77
Tangible Book Value per Share	$21.86	$19.88
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

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2017	2016
Net Income:
Net income	$7,234	$4,755
Plus: Intangible amortization, net of tax (1)	523	660
Adjusted net income	$7,757	$5,415
Average Tangible Equity:
Average total shareholders’ equity	$338,362	$303,319
Less: Average intangibles, net of amortization	(78,554)	(82,268)
Plus: Average deferred tax liability associated with intangibles	2,581	4,098
Average tangible equity	$262,389	$225,149
Return on Average Tangible Equity (annualized)	11.86%	9.67%
Net Income:
Net income	$7,234	$4,755
Plus: Merger-related expenses	—	1,799
Net tax effect of merger-related expenses(2)	—	(670)
Net income exclusive of merger-related expenses	$7,234	$5,884
Diluted average number of shares	12,219,238	11,453,831
Earnings Per Common Share-Diluted	$0.59	$0.42
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.59	$0.51
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.
Adjusted Noninterest Income:
Noninterest income	$5,383	$5,595
Less: Gain on sale of available for sale securities	(20)	(223)
(Gain) loss on sale of premises and equipment	(8)	40
Other gain	(37)	(124)
Adjusted noninterest income	$5,318	$5,288
Total Revenue:
Net interest income	$26,191	$24,940
Plus: Noninterest income	5,383	5,595
Less: Gain on sale of available for sale securities	(20)	(223)
(Gain) loss on sale of premises and equipment	(8)	40
Other gain	(37)	(124)
Total Revenue	$31,509	$30,228
Adjusted Noninterest Income as a Percentage of Total Revenue	16.9%	17.5%

	As of June 30,
(dollars in thousands)	2017	2016
Tangible Equity:
Total shareholders’ equity	$342,872	$305,195
Plus: Deferred tax liability associated with intangibles	2,432	3,860
Less: Intangible assets, net	(78,172)	(81,719)
Tangible equity	$267,132	$227,336
Tangible Assets:
Total assets	$3,091,045	$3,002,194
Plus: Deferred tax liability associated with intangibles	2,432	3,860
Less: Intangible assets, net	(78,172)	(81,719)
Tangible assets	$3,015,305	$2,924,335
Common shares outstanding	12,218,528	11,435,860
Tangible Book Value Per Share	$21.86	$19.88
Tangible Equity/Tangible Assets	8.86%	7.77%

Net Interest Income
Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income. Net interest margin is net interest income as a percentage of average earning assets.
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 35%. Tax favorable assets generally have lower contractual yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Net interest income of $26.2 million for the second quarter of 2017 increased $1.3 million, or 5.0%, from $24.9 million for the second quarter of 2016, primarily due to an increase of $1.8 million, or 6.5%, in interest income. An increase in the merger-related discount accretion of $0.6 million, to $1.3 million for the second quarter of 2017 compared to $0.7 million for the second quarter of 2016, partially offset by a decrease in average loan balances, resulted in loan interest income increasing $1.0 million, or 4.1%, to $25.7 million for the second quarter of 2017 compared to the second quarter of 2016. Income from investment securities was $4.2 million for the second quarter of 2017, up from $3.3 million for the second quarter of 2016, which resulted from an increase of $134.5 million in the average balance, partially offset by a decrease of 10 basis points in the yield of investment securities between the two comparable periods.
Interest expense increased $0.6 million, or 18.2%, to $3.7 million for the second quarter of 2017, compared to $3.1 million for the same period in 2016 primarily due to an increase in the cost of interest-bearing deposits of 9 basis points on increased average balances of $91.8 million between the second quarter of 2017 and the same period in 2016. The merger-related amortization of the purchase accounting premium on certificates of deposit, which acts to reduce interest expense, declined from $0.3 million for the second quarter of 2016, to zero for the same period of 2017. Additionally, the average balance of Federal Home Loan Bank (“FHLB”) borrowings decreased, partially offset by an increase in the average rate paid, resulting in $0.1 million of reduced expense between the comparable periods.
Our net interest margin for the second quarter of 2017, calculated on a fully tax-equivalent basis, was 3.91%, or 8 basis points higher than the net interest margin of 3.83% for the second quarter of 2016. A higher yield received on loans, combined with higher discount accretion resulted in a 19 basis point increase in overall loan yield. This increase was partially offset by a 10 basis point decrease in the yield on investment securities, resulting in higher yield on interest-earning assets for the second quarter of 2017 compared to the second quarter of 2016. The cost of deposits increased 9 basis points, due primarily to the absence of purchase premium amortization in 2017, while the average cost of borrowings edged higher by 6 basis points.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended June 30, 2017 and 2016. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or rates. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,165,776	$26,052	4.82%	$2,176,693	$25,058	4.63%
Investment securities:
Taxable investments	421,255	2,590	2.47	318,253	1,912	2.42
Tax exempt investments (2)	219,818	2,428	4.43	188,370	2,170	4.63
Total investment securities	641,073	5,018	3.14	506,623	4,082	3.24
Federal funds sold and interest-bearing balances	10,388	27	1.04	52,517	71	0.54
Total interest-earning assets	$2,817,237	$31,097	4.43%	$2,735,833	$29,211	4.29%

Cash and due from banks	34,992			38,596
Premises and equipment	74,944			76,558
Allowance for loan losses	(22,567)			(20,741)
Other assets	152,134			154,654
Total assets	$3,056,740			$2,984,900

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,337,921	$963	0.29%	$1,280,530	$836	0.26%
Certificates of deposit	686,238	1,881	1.01	651,824	1,438	0.89
Total deposits	2,024,159	2,844	0.56	1,932,354	2,274	0.47
Federal funds purchased and repurchase agreements	70,878	59	0.33	58,475	32	0.22
Federal Home Loan Bank borrowings	91,044	404	1.78	107,385	467	1.75
Long-term debt and other	41,318	356	3.46	46,488	325	2.81
Total borrowed funds	203,240	819	1.62	212,348	824	1.56
Total interest-bearing liabilities	$2,227,399	$3,663	0.66%	$2,144,702	$3,098	0.58%

Net interest spread(2)			3.77%			3.71%

Demand deposits	470,774			519,059
Other liabilities	20,205			17,820
Shareholders’ equity	338,362			303,319
Total liabilities and shareholders’ equity	$3,056,740			$2,984,900

Interest income/earning assets (2)	$2,817,237	$31,097	4.43%	$2,735,833	$29,211	4.29%
Interest expense/earning assets	$2,817,237	$3,663	0.52%	$2,735,833	$3,098	0.46%
Net interest margin (2)(4)		$27,434	3.91%		$26,113	3.83%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$402			$423
Securities		841			750
Total tax equivalent adjustment		1,243			1,173
Net Interest Income		$26,191			$24,940

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended June 30, 2017, compared to the same period in 2016, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2017 Compared to 2016 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$(793)	$1,787	$994
Investment securities:
Taxable investments	637	41	678
Tax exempt investments	804	(546)	258
Total investment securities	1,441	(505)	936
Federal funds sold and interest-bearing balances	(264)	220	(44)
Change in interest income	384	1,502	1,886
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	36	91	127
Certificates of deposit	81	362	443
Total deposits	117	453	570
Federal funds purchased and repurchase agreements	8	19	27
Federal Home Loan Bank borrowings	(115)	52	(63)
Other long-term debt	(186)	217	31
Total borrowed funds	(293)	288	(5)
Change in interest expense	(176)	741	565
Increase in net interest income	$560	$761	$1,321
Percentage decrease in net interest income over prior period			5.1%
Interest income and fees on loans on a tax-equivalent basis in the second quarter of 2017 increased $1.0 million, or 4.0%, compared with the same period in 2016. This increase includes the effect of the merger-related discount accretion of $1.3 million on loans for the second quarter of 2017 compared to $0.7 million of merger-related discount accretion for the second quarter of 2016. Average loans were $10.9 million, or 0.5%, lower in the second quarter of 2017 compared with the second quarter of 2016, primarily resulting from loan payments and payoffs exceeding new loan demand early in the second quarter. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was primarily the result of a increase in the average yield on loans from 4.63% in the second quarter of 2016 to 4.82% in the second quarter of 2017, which was primarily attributable to purchase accounting adjustments and the general increase in interest rates, partially offset by the lower average balances in the loan portfolio.
Interest income on investment securities on a tax-equivalent basis totaled $5.0 million in the second quarter of 2017 compared with $4.1 million for the same period of 2016, including $0.1 million of purchase accounting premium amortization expense in both the 2015 and 2016 periods. The tax-equivalent yield on our investment portfolio in the second quarter of 2017 decreased to 3.14% from 3.24% in the comparable period of 2016. The average balance of investments in the second quarter of 2017 was $641.1 million compared with $506.6 million in the second quarter of 2016, an increase of $134.5 million, or 26.5%. The increase in average balance resulted primarily from redeployment of excess cash held in the second quarter of 2016 and the investment of the proceeds from the sale of newly issued common stock at the end of the first quarter and beginning of the second quarter of 2017.
Interest expense on deposits increased $0.6 million, or 25.1%, to $2.8 million in the second quarter of 2017 compared with$2.3 million in the same period of 2016. The increased interest expense on deposits was primarily due to an increase of 9 basis points in the weighted average rate paid on interest-bearing deposits to 0.56% in the second quarter of 2017, compared with 0.47% in the second quarter of 2016. This includes the effect of no merger-related premium amortization on certificates of deposit for the second quarter of 2017 compared with $0.3 million for the same period in 2016. The premium amortization acted to decrease deposit interest expense. An increase in average balances of interest-bearing deposits for the second quarter of 2017 of $91.8 million compared with the same period in 2016, also contributed to increased expense. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.
Interest expense on borrowed funds of $0.8 million in the second quarter of 2017 was unchanged from the same period in 2016. Average borrowed funds for the second quarter of 2017 were $9.1 million lower compared with the same period in 2016. A lower level of borrowed funds, primarily due to the $16.3 million decrease in the average level of FHLB borrowing for the second quarter of 2017 compared to the same period in 2016 , was offset by an increase in the weighted average rate on borrowed funds to 1.62% for the second quarter of 2017 compared with 1.56% for the second quarter of 2016, primarily reflecting the increased cost of all borrowing instruments.
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
We recorded a provision for loan losses of $1.2 million in the second quarter of 2017, an increase of $0.1 million, from $1.1 million in the second quarter of 2016. Net loans charged off in the second quarter of 2017 totaled $0.9 million, compared to $0.2 million net loans charged off in the second quarter of 2016. We determine an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2017; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
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
Noninterest Income

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,528	$1,440	$88	6.1%
Service charges and fees on deposit accounts	1,257	1,283	(26)	(2.0)
Loan origination and servicing fees	718	855	(137)	(16.0)
Other service charges and fees	1,497	1,378	119	8.6
Bank-owned life insurance income	318	332	(14)	(4.2)
Gain on sale or call of available for sale securities	20	223	(203)	(91.0)
Gain (loss) on sale of premises and equipment	8	(40)	48	(120.0)
Other gain	37	124	(87)	(70.2)
Total noninterest income	$5,383	$5,595	$(212)	(3.8)%
Noninterest income as a % of total revenue*	16.9%	17.5%
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income for the the second quarter of 2017 decreased $0.2 million, or 3.8%, to $5.4 million from $5.6 million in the second quarter of 2016. The greatest decrease was in gain on sale of available for sale securities, which decreased $0.2 million to a small gain for the second quarter of 2017, compared to a $0.2 million gain for the second quarter of 2016. Loan origination and servicing fees decreased $0.1 million, or 16.0%, from $0.8 million for the second quarter of 2016 to $0.7 million for the second quarter of 2017. This decrease was due to a decreased level of loans originated and sold on the secondary market in the second quarter of 2017 compared to the second quarter of 2016, a result of the general decrease in mortgage activity in our markets. Other gain decreased $0.1 million, or 70.2%, between the second quarter of 2017 and the second quarter of 2016 comparable periods, due primarily to lower gains on the sale of other real estate owned. Other gain (loss) represents gains and losses on the sale of branch banking offices, other real estate owned, and other assets. These decreases were partially offset by increases in other service charges and fees, which increased $0.1 million, or 8.6%, from $1.4 million in the second quarter of 2016 to $1.5 million for the second quarter of 2017, and a $0.1 million, or 6.1%, increase in trust, investment and insurance fees.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended June 30, 2017, noninterest income comprised 16.9% of total revenues, compared with 17.5% for the same period in 2016. Management expects to see gradual improvement in this ratio in future periods due to the implementation of new management strategies in the origination of residential real estate loans.
Noninterest Expense

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$11,789	$13,321	$(1,532)	(11.5)%
Net occupancy and equipment expense	3,033	3,326	(293)	(8.8)
Professional fees	1,036	1,221	(185)	(15.2)
Data processing expense	548	809	(261)	(32.3)
FDIC insurance expense	352	398	(46)	(11.6)
Amortization of intangible assets	804	1,015	(211)	(20.8)
Other operating expense	2,402	2,725	(323)	(11.9)
Total noninterest expense	$19,964	$22,815	$(2,851)	(12.5)%
Noninterest expense for the second quarter of 2017 was $20.0 million, a decrease of $2.9 million, or 12.5%, from the second quarter of 2016, with all expense line items showing a decrease from the comparative period. The total decrease was primarily due to the absence of merger related expenses for the quarter ended June 30, 2017, compared to $1.8 million for the quarter ended June 30, 2016 relating to the merger of Central Bank into MidWestOne Bank. Salaries and employee benefits decreased $1.5 million, or 11.5%, from $13.3 million for the second quarter of 2016 to $11.8 million for the second quarter of 2017 primarily due to the decrease in merger-related severance expenses of $1.3 million. Other operating expense for the second quarter of 2017 decreased $0.3 million, or 11.9%, compared with the second quarter of 2016, primarily due to lower advertising expenses.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 30.2% for the second quarter of 2017, which was higher than the effective tax rate of 27.4% for the second quarter of 2016. Income tax expense was $3.1 million in the second quarter of 2017 compared to $1.8 million for the same period of 2016. The primary reason for the increase in income tax expense was the increase in the level of taxable income between the two periods.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016
Summary
For the six months ended June 30, 2017, we earned net income of $13.9 million, compared with $10.3 million for the six months ended June 30, 2016, an increase of 35.4%. The increase in net income was due primarily to decreased noninterest expense during the first half of 2017 compared to the first half of 2016. Basic and diluted earnings per common share for the first six months of 2017 were $1.18 and $1.17, respectively, compared with $0.90 for both for the second quarter of 2016. Our annualized return on average assets for the first six months of 2017 was 0.92% compared with 0.69% for the same period in 2016. Our annualized return on average shareholders’ equity was 8.70% for the six months ended June 30, 2017 versus 6.88% for the six months ended June 30, 2016. The annualized return on average tangible equity was 12.25% for the first six months of 2017 compared with 10.51% for the same period in 2016.

The following table presents selected financial results and measures as of and for the six months ended June 30, 2017 and 2016.

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2017	2016
Net Income	$13,947	$10,299
Average Assets	3,058,069	2,978,700
Average Shareholders’ Equity	323,423	301,195
Return on Average Assets*	0.92%	0.69%
Return on Average Shareholders’ Equity*	8.70	6.88
Return on Average Tangible Equity*	12.25	10.51
Total Equity to Assets (end of period)	11.09	10.17
Tangible Equity to Tangible Assets (end of period)	8.86	7.77
Tangible Book Value per Share	$21.86	$19.88
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
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2017	2016
Net Income:
Net income	$13,947	$10,299
Plus: Intangible amortization, net of tax (1)	1,074	1,349
Adjusted net income	$15,021	$11,648
Average Tangible Equity:
Average total shareholders’ equity	$323,423	$301,195
Less: Average intangibles, net of amortization	(78,958)	(82,773)
Plus: Average deferred tax liability associated with intangibles	2,740	4,365
Average tangible equity	$247,205	$222,787
Return on Average Tangible Equity (annualized)	12.25%	10.51%
Net Income:
Net income	$13,947	$10,299
Plus: Merger-related expenses	—	3,980
Net tax effect of merger-related expenses(2)	—	(1,493)
Net income exclusive of merger-related expenses	$13,947	$12,786
Diluted average number of shares	11,878,315	11,448,677
Earnings Per Common Share-Diluted	$1.17	$0.90
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$1.17	$1.12
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

Adjusted Noninterest Income:
Noninterest income	$10,920	$12,000
Less: Gain on sale of available for sale securities	(20)	(467)
Gain on sale of held to maturity securities	(43)	—
(Gain) loss on sale of premises and equipment	(6)	251
Other gain	(50)	(1,307)
Adjusted noninterest income	$10,801	$10,477
Total Revenue:
Net interest income	$51,272	$50,495
Plus: Noninterest income	10,920	12,000
Less: Gain on sale of available for sale securities	(20)	(467)
Gain on sale of held to maturity securities	(43)	—
(Gain) loss on sale of premises and equipment	(6)	251
Other gain loss	(50)	(1,307)
Total Revenue	$62,073	$60,972
Adjusted Noninterest Income as a Percentage of Total Revenue	17.4%	17.2%

	As of June 30,
(dollars in thousands, except per share amounts)	2017	2016
Tangible Equity:
Total shareholders’ equity	$342,872	$305,195
Plus: Deferred tax liability associated with intangibles	2,432	3,860
Less: Intangible assets, net	(78,172)	(81,719)
Tangible equity	$267,132	$227,336
Tangible Assets:
Total assets	$3,091,045	$3,002,194
Plus: Deferred tax liability associated with intangibles	2,432	3,860
Less: Intangible assets, net	(78,172)	(81,719)
Tangible assets	$3,015,305	$2,924,335
Common shares outstanding	12,218,528	11,435,860
Tangible Book Value Per Share	$21.86	$19.88
Tangible Equity/Tangible Assets	8.86%	7.77%

Net Interest Income
Our net interest income for the six months ended June 30, 2017, was $51.3 million, up $0.8 million, or 1.5%, from $50.5 million for the six months ended June 30, 2016, primarily due to an increase of $1.9 million, or 3.4%, in interest income. Interest income on investment securities rose $1.8 million, or 26.4%, to $8.5 million for the first six months of 2017 compared to the first six months of 2016 primarily due to an increase of $127.3 million in the average balance between the comparative periods. Loan interest income increased $0.2 million, or 0.4%, to $49.9 million for the first six months of 2017 compared to the first six months of 2016, primarily due to the 6 basis point increase in average loan yield between the two periods, which included the effect of an increase in the discount accretion related to the merger of the Company with Central, to $2.5 million for the six months ended June 30, 2017, compared to $1.9 million for the six months ended June 30, 2016. The increased loan yield was partially offset by an $8.7 million, or 0.4%, decrease in the average balance of loans between the comparative periods. These income increases were partially offset by an increase of $1.1 million, or 18.6%, in interest expense, to $7.1 million for the six months ended June 30, 2017, compared to $6.0 million for the first six months of 2016. Interest expense on deposits increased $1.1 million, or 25.8%, to $5.5 million for the six months ended June 30, 2017 compared to $4.3 million for the six months ended June 30, 2016, primarily due to the interest expense on deposits for the six months ended June 30, 2017 including no merger-related amortization of the purchase accounting premium on certificates of deposit, and the interest expense on deposits for the six months ended June 30, 2016 including $0.7 million in merger-related amortization. Interest expense related to borrowings was essentially unchanged between the two periods.
The Company posted a net interest margin of 3.85% for the first six months of 2017, down 4 basis points from the net interest margin of 3.89% for the same period in 2016. The decrease was primarily due to a 27 basis point increase in the cost of certificates of deposit due primarily to the aforementioned decrease in deposit premium amortization, and was the primary factor in a 7 basis point increase in the cost of interest-bearing liabilities. For the first six months of 2017 compared with the same period in 2016, a 6 basis point increase in loan yields and a higher volume of average investment securities, which generally have a lower yield compared to loans, resulted in a 3 basis point increase in the yield on earning assets.
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the six months ended June 30, 2017 and 2016. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,163,428	$50,734	4.73%	$2,172,092	$50,601	4.67%
Investment securities:
Taxable investments	430,765	5,308	2.48	332,052	3,836	2.32
Tax exempt investments (2)	217,519	4,823	4.47	188,933	4,367	4.65
Total investment securities	648,284	10,131	3.15	520,985	8,203	3.17
Federal funds sold and interest-bearing balances	6,504	32	0.99	35,097	79	0.45
Total interest-earning assets	$2,818,216	$60,897	4.36%	$2,728,174	$58,883	4.33%

Cash and due from banks	35,031			38,047
Premises and equipment	74,960			76,431
Allowance for loan losses	(22,408)			(20,295)
Other assets	152,270			156,343
Total assets	$3,058,069			$2,978,700

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,337,978	$1,812	0.27%	$1,258,665	$1,702	0.27%
Certificates of deposit	677,811	3,657	1.09	648,515	2,646	0.82
Total deposits	2,015,789	5,469	0.55	1,907,180	4,348	0.46
Federal funds purchased and repurchase agreements	80,018	143	0.36	77,248	110	0.29
Federal Home Loan Bank borrowings	101,022	847	1.69	107,247	918	1.72
Long-term debt and other	41,938	690	3.32	47,122	652	2.78
Total borrowed funds	222,978	1,680	1.52	231,617	1,680	1.46
Total interest-bearing liabilities	$2,238,767	$7,149	0.64%	$2,138,797	$6,028	0.57%

Net interest spread(2)			3.72%			3.76%

Demand deposits	475,702			521,586
Other liabilities	20,177			17,122
Shareholders’ equity	323,423			301,195
Total liabilities and shareholders’ equity	$3,058,069			$2,978,700

Interest income/earning assets (2)	$2,818,216	$60,897	4.36%	$2,728,174	$58,883	4.33%
Interest expense/earning assets	$2,818,216	$7,149	0.51%	$2,728,174	$6,028	0.44%
Net interest margin (2)(4)		$53,748	3.85%		$52,855	3.89%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$805			$850
Securities		1,671			1,510
Total tax equivalent adjustment		2,476			2,360
Net Interest Income		$51,272			$50,495

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the six months ended June 30, 2017, compared to the same period in 2016, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2017 Compared to 2016 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$(554)	$687	$133
Investment securities:
Taxable investments	1,195	277	1,472
Tax exempt investments	905	(449)	456
Total investment securities	2,100	(172)	1,928
Federal funds sold and interest-bearing balances	(172)	125	(47)
Change in interest income	1,374	640	2,014
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	110	—	110
Certificates of deposit	122	889	1,011
Total deposits	232	889	1,121
Federal funds purchased and repurchase agreements	4	29	33
Federal Home Loan Bank borrowings	(55)	(16)	(71)
Other long-term debt	(170)	208	38
Total borrowed funds	(221)	221	—
Change in interest expense	11	1,110	1,121
Change in net interest income	$1,363	$(470)	$893
Percentage change in net interest income over prior period			1.7%
Interest income and fees on loans on a tax-equivalent basis increased $0.1 million, or 0.3%, in the first six months of 2017 compared to the same period in 2016. This increase reflects the effect of the merger-related discount accretion for loans of $2.5 million in the first six months of 2017, compared to $1.9 million of discount accretion in the first six months of 2016. The increased income is mainly due to a 6 basis point increase in yield on loans, from 4.67% in the first six months of 2016 to 4.73% in the same period of 2017. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. Average loan balances experienced a decrease of $8.7 million, or 0.4%, in the first six months of 2017 compared to the same period in 2016, primarily resulting from loan payments and payoffs exceeding current period new loan demand. Despite the recent increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $10.1 million in the first six months of 2017 compared with $8.2 million for the same period of 2016, reflecting $0.1 million of purchase accounting premium amortization expense in the first six months of 2017, compared to $0.2 million of purchase accounting premium amortization in the first six months of 2016. The tax-equivalent yield on our investment portfolio for the first six months of 2017 decreased to 3.15% from 3.17% in the comparable period of 2016. The average balance of investments in the first six months of 2017 was $648.3 million compared with $521.0 million in the first six months of 2016, an increase of $127.3 million, or 24.4%. The increase in average balance resulted primarily from investment of the proceeds from the sale of newly issued common stock at the end of the first quarter and beginning of the second quarter of 2017.
Interest expense on deposits was $5.5 million for the first six months of 2017 compared with $4.3 million for the same period in 2016. This increase was primarily due to interest expense on deposits for the six months ended June 30, 2017 including no merger-related amortization of the purchase accounting premium on certificates of deposit and the six months ended June 30, 2016 interest on deposits including $0.7 million in merger-related amortization. Additionally, average interest-bearing deposits for the first six months of 2017 increased $108.6 million, or 5.7%, compared with the same period in 2016, due primarily to an increased focus by the Company on gathering new deposits. The weighted average rate paid on interest-bearing deposits was 0.55% for the first six months of 2017 compared with 0.46% for the first six months of 2016. This increase reflects the effect of no merger-related amortization of the purchase accounting premium on certificates of deposit for the first six months of 2017 compared with $0.7 million for the first six months of 2016. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.
Interest expense on borrowed funds in the first six months of 2017 was $1.7 million, unchanged from the same period in 2016. Average borrowed funds for the first six months of 2017 were $8.6 million lower compared with the same period in 2016. The decrease in the average level of FHLB borrowings of $6.2 million, or 5.8%, coupled with a $5.2 million, or 11.0%, decrease in long-term debt and junior subordinated notes, was partially offset by an increase in the average balance of federal funds purchased, repurchase agreements, and other short-term borrowings of $2.8 million, or 3.6%, all for the first six months of 2017 compared to the first six months of 2016. The weighted average rate on borrowed funds for the first six months of 2017 was 1.52%, an increase of 6 basis points from 1.46% for the first six months of 2016.
Provision for Loan Losses
We recorded a provision for loan losses of $2.3 million in the first six months of 2017, marginally higher compared to $2.2 million in 2016. Net loans charged off in the first six months of 2017 totaled $1.6 million compared with $0.5 million in the first six months of 2016.
Noninterest Income

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$3,140	$2,938	$202	6.9%
Service charges and fees on deposit accounts	2,540	2,541	(1)	—
Loan origination and servicing fees	1,520	1,474	46	3.1
Other service charges and fees	2,955	2,808	147	5.2
Bank-owned life insurance income	646	716	(70)	(9.8)
Gain on sale or call of available for sale securities	20	467	(447)	(95.7)
Gain on sale of held to maturity securities	43	—	43	NM
Gain (loss) on sale of premises and equipment	6	(251)	257	(102.4)
Other gain	50	1,307	(1,257)	(96.2)
Total noninterest income	$10,920	$12,000	$(1,080)	(9.0)%
Adjusted noninterest income as a % of total revenue*	17.4%	17.2%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income decreased $1.1 million, or 9.0%, to $10.9 million from $12.0 million during the same period of 2016. This decline was primarily due to the $1.3 million decrease in other gains for the six months ended June 30, 2017, compared to the same period in 2016. The first six months of 2016 included a net gain on other real estate owned of $0.6 million and a net gain of $0.7 million on the sale of the Barron and Rice Lake, Wisconsin branch offices. Gains on the sale of available for sale securities decreased $0.4 million between the comparative 2016 and 2017 periods. These decreases were partially offset by a $0.3 million decline in loss on the sale of premises and equipment, and the increase of $0.2 million, or 6.9%, in trust, investment, and insurance fees to $3.1 million for the first six months of 2017 compared with $2.9 million for the same period in 2016. Other service charges and fees also increased $0.1 million, or 5.2%, to $2.9 million for the first six months of 2017, from $2.8 million for the same period in 2016.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the six months ended June 30, 2017, noninterest income comprised 17.4% of total revenues, compared with 17.2% for the same period in 2016. Management expects to see continued gradual improvement in this ratio in future periods due to the implementation of new management strategies in the origination of residential real estate loans.

Noninterest Expense

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$23,673	$25,966	$(2,293)	(8.8)%
Net occupancy and equipment expense	6,337	6,577	(240)	(3.6)
Professional fees	2,058	2,167	(109)	(5.0)
Data processing expense	1,259	3,382	(2,123)	(62.8)
FDIC insurance expense	719	819	(100)	(12.2)
Amortization of intangible assets	1,653	2,076	(423)	(20.4)
Other operating expense	4,600	5,274	(674)	(12.8)
Total noninterest expense	$40,299	$46,261	$(5,962)	(12.9)%
Noninterest expense decreased to $40.3 million for the six months ended June 30, 2017, compared with $46.3 million for the six months ended June 30, 2016, a decrease of $6.0 million, or 12.9%, with all expense line items showing a decrease from the comparative period. The decrease was primarily due to the absence of merger related expenses for the six months ended June 30, 2017, compared to $4.0 million for the six months ended June 30, 2016 relating to the merger of Central Bank into MidWestOne Bank. Salaries and employee benefits decreased $2.3 million, or 8.8%, from $26.0 million for the six months ended June 30, 2016, to $23.7 million for the six months ended June 30, 2017. This decrease included $1.6 million of merger-related expenses for the six months ended June 30, 2016. The rest of the decrease in salaries and employee benefits was primarily due to decreased staffing levels resulting from restructuring and the sales of branch offices during 2016. Data processing expense declined $2.1 million, or 62.8%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the inclusion of $1.9 million in contract termination expense in connection with the bank merger in 2016. Other operating expenses decreased $0.7 million, or 12.8%, from $5.3 million for the six months ended June 30, 2016, to $4.6 million for the six months ended June 30, 2017, primarily due to lower loan and collection expense.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 28.9% for the first six months of 2017, and 26.4% for the first six months of 2016. Income tax expense increased to $5.7 million in the first six months of 2017 compared with $3.7 million for the same period of 2016, primarily due to the increase in the level of pre-tax income between the two periods.

FINANCIAL CONDITION
Our total assets were $3.09 billion at June 30, 2017, an increase of $11.5 million, or 0.4% from December 31, 2016. Loans increased $32.4 million, or 1.5%, from $2.17 billion at December 31, 2016 to $2.20 billion at June 30, 2017, and cash and cash equivalents increased $6.2 million, or 14.3%, between these two dates. These increases were partially offset by decreases in investment securities of $20.5 million, or 3.2%, loans held for sale of $2.6 million, or 61.4%, other intangible assets of $1.7 million, or 10.9%, accrued interest receivable of $1.3 million, or 9.1%, and other real estate owned of $0.6 million, or 29.1% between December 31, 2016 and June 30, 2017. Total deposits at June 30, 2017, were $2.49 billion, an increase of $13.3 million, or 0.5%, from December 31, 2016. The mix of deposits saw increases between December 31, 2016 and June 30, 2017 of $30.7 million, or 4.71%, in certificates of deposit, and $6.3 million, or 3.2%, in savings deposits. These increases were partially offset by a decrease in non-interest bearing demand deposits of $18.6 million, or 3.8%, and $5.1 million, or 0.5%, in interest-bearing checking deposits between December 31, 2016, and June 30, 2017. Between December 31, 2016 and June 30, 2017, federal funds purchased increased $9.6 million, or 27.0%, to $45.3 million compared to $35.7 million, while FHLB borrowings decreased $25.0 million, or 21.7% to $90.0 million. The decreased borrowings were the result of increases in deposits and cash from the sale and maturity of investment securities during the period. At June 30, 2017, long-term debt had an outstanding balance of $15.0 million, a decrease of $2.5 million, or 14.3%, from December 31, 2016, due to normal scheduled repayments. Securities sold under agreements to repurchase declined $22.0 million between December 31, 2016 and June 30, 2017, due to normal cash need fluctuations by customers.
Investment Securities
Investment securities totaled $625.4 million at June 30, 2017, or 20.2% of total assets, a decrease of $20.5 million from $645.9 million as of December 31, 2016. A total of $443.0 million of the investment securities were classified as available for sale at June 30, 2017, compared to $477.5 million at December 31, 2016. This represents a decrease in investment securities available for sale of $34.5 million, or 7.2%, from December 31, 2016 to June 30, 2017. As of June 30, 2017, the portfolio consisted mainly of obligations of states and political subdivisions (43.6%), mortgage-backed securities and collateralized mortgage obligations (39.1%), and obligations of U.S. government agencies (0.9%). Investment securities held to maturity were $182.5 million at June 30, 2017, compared to $168.4 million at December 31, 2016, an increase of $14.1 million, or 8.4%.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	June 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$107,651	4.9%	$113,343	5.2%
Commercial and industrial	485,637	22.1	459,481	21.2
Credit cards(1)	—	—	1,489	0.1
Commercial real estate:
Construction and development	135,729	6.2	126,685	5.9
Farmland	89,850	4.1	94,979	4.4
Multifamily	137,506	6.2	136,003	6.3
Commercial real estate-other	722,478	32.9	706,576	32.6
Total commercial real estate	1,085,563	49.4	1,064,243	49.2
Residential real estate:
One- to four-family first liens	370,329	16.8	372,233	17.2
One- to four-family junior liens	113,657	5.2	117,763	5.4
Total residential real estate	483,986	22.0	489,996	22.6
Consumer	34,666	1.6	36,591	1.7
Total loans	$2,197,503	100.0%	$2,165,143	100.0%
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
Total loans (excluding loans held for sale) increased $32.4 million, or 1.5%, from $2.17 billion at December 31, 2016 to $2.20 billion at June 30, 2017, with loan growth concentrated primarily towards the end of the second quarter of 2017. The mix of loans saw increases between December 31, 2016 and June 30, 2017 primarily concentrated in commercial and industrial, commercial real estate-other, construction and development, and multifamily loans. Decreases occurred in residential real estate, agricultural, farmland, and consumer loans. As of June 30, 2017, the largest category of loans was commercial real estate loans, comprising approximately 49% of the portfolio, of which 6% of total loans were multifamily residential mortgages, 6% of total loans were construction and development, and 4% of total loans were farmland. Commercial and industrial loans was the next largest category at 22% of total loans, followed by residential real estate loans at 22%, agricultural loans at 5%, and consumer loans at 2%. Included in these totals are $21.9 million, net of a discount of $2.6 million, or 1.0% of the total loan portfolio, in purchased credit impaired loans as a result of the merger between the Company and Central in 2015.
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
Premises and Equipment
As of June 30, 2017, premises and equipment totaled $74.7 million, substantially unchanged from December 31, 2016. Normal depreciation expense of $2.1 million was offset by ongoing capital improvement projects.
Deposits
Total deposits as of June 30, 2017 were $2.49 billion, an increase of $13.3 million, or 0.5% from December 31, 2016. Interest-bearing checking deposits were the largest category of deposits at June 30, 2017, representing approximately 45.4% of total deposits. Total interest-bearing checking deposits were $1.13 billion at June 30, 2017, a decrease of $5.1 million, or 0.5%, from $1.14 billion at December 31, 2016. Included in interest-bearing checking deposits at June 30, 2017 were $43.2 million of brokered deposits in the Insured Cash Sweep (ICS) program, an increase of $4.2 million, or 10.8%, from $39.0 million at December 31, 2016, due primarily to the addition of one account holder. Non-interest bearing demand deposits were $476.0 million at June 30, 2017, a decrease of $18.6 million, or 3.8%, from $494.6 million at December 31, 2016. Savings deposits were $204.0 million at June 30, 2017, an increase of $6.3 million, or 3.2%, from December 31, 2016. Total certificates of deposit were $682.6 million at June 30, 2017, up $30.7 million, or 4.7%, from $651.9 million at December 31, 2016. Included in total certificates of deposit at June 30, 2017 was $2.4 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, a decrease of $0.2 million, or 9.1%, from December 31, 2016. Based on recent experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity, as the interest rate environment begins to trend upward. Approximately 85.7% of our total deposits were considered “core” deposits as of June 30, 2017.

Goodwill and Other Intangible Assets
Goodwill was $64.7 million as of June 30, 2017, the same as at December 31, 2016. Other intangible assets decreased $1.7 million, or 10.9%, to $13.5 million at June 30, 2017 compared to $15.2 million at December 31, 2016, due to normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $90.0 million as of June 30, 2017, compared with $115.0 million as of December 31, 2016. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. The combination of proceeds from the issuance of new shares of common stock with an increase in deposit balances between December 31, 2016 and June 30, 2017, led to the decline in FHLB borrowings between December 31, 2016 and June 30, 2017 See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.7 million as of June 30, 2017, substantially unchanged from December 31, 2016. See Note 9. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $15.0 million was outstanding as of June 30, 2017. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.
Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at June 30, 2017 and December 31, 2016:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
June 30, 2017
Agricultural	$—	$2,637	$494	$3,131
Commercial and industrial(1)	147	2,247	2,161	4,555
Commercial real estate:
Construction and development	—		1,110	1,110
Farmland	89	87	364	540
Multifamily	—	—	—	—
Commercial real estate-other	—	1,705	12,095	13,800
Total commercial real estate	89	1,792	13,569	15,450
Residential real estate:
One- to four- family first liens	702	764	1,364	2,830
One- to four- family junior liens	—	—	115	115
Total residential real estate	702	764	1,479	2,945
Consumer	—	—	37	37
Total	$938	$7,440	$17,740	$26,118
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
Not included in the loans above as of June 30, 2017, were purchased credit impaired loans with an outstanding balance of $0.4 million, net of a discount of $0.1 million.
Our nonperforming assets (which include nonperforming loans and OREO) totaled $27.6 million as of June 30, 2017, a decrease of $3.0 million, or 9.7%, from December 31, 2016. The balance of OREO at June 30, 2017 was $1.5 million, down $0.6 million, from $2.1 million of OREO at December 31, 2016. During the first six months of 2017, the Company had a net decrease of 14 properties in other real estate owned. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of June 30, 2017. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans decreased from $28.5 million, or 1.31% of total loans, at December 31, 2016, to $26.1 million, or 1.19% of total loans, at June 30, 2017. At June 30, 2017, nonperforming loans consisted of $17.7 million in nonaccrual loans, $7.4 million in troubled debt restructures (“TDRs”) and $0.9 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $20.7 million, TDRs of $7.3 million, and loans past due 90 days or more and still accruing interest of $0.5 million at December 31, 2016. Nonaccrual loans decreased $2.9 million between December 31, 2016, and June 30, 2017. The balance of TDRs increased $0.1 million between these two dates, as the addition of nine loans (representing five lending relationships) totaling $3.6 million was partially offset by payments collected from TDR-status borrowers totaling $2.3 million, the charge-off of two TDRs totaling $0.2 million, and four loans totaling $1.0 million moving to non-disclosed status. Loans 90 days past due and still accruing interest increased $0.5 million between December 31, 2016, and June 30, 2017, due primarily to a net decrease of four residential real estate loans, with a balance of $0.3 million, and the addition of one commercial and industrial loan in the amount of $0.2 million. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) decreased to $6.2 million at June 30, 2017, compared with $7.8 million at December 31, 2016. As of June 30, 2017, the allowance for loan losses was $22.5 million, or 1.02% of total loans, compared with $21.9 million, or 1.01% of total loans at December 31, 2016. The allowance for loan losses represented 86.19% of nonperforming loans at June 30, 2017, compared with 76.76% of nonperforming loans at December 31, 2016. The Company had net loan charge-offs of $1.6 million in the six months ended June 30, 2017, or an annualized 0.15% of average loans outstanding, compared to net charge-offs of $0.5 million, or an annualized 0.04% of average loans outstanding, for the same period of 2016.
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
During the six months ended June 30, 2017, the Company restructured ten loans by granting concessions to borrowers experiencing financial difficulties.

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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$7,440	$7,312
Not in compliance with modified terms - on nonaccrual status or 90 days or more past due and still accruing interest	11,264	1,003
Total restructured loans	$18,704	$8,315
Allowance for Loan Losses
Our ALLL as of June 30, 2017 was $22.5 million, which was 1.02% of total loans and 1.20% of purchased non-credit impaired loans as of that date. This compares with an ALLL of $21.9 million as of December 31, 2016, which was 1.01% of total loans and 1.27% of purchased non-credit impaired loans as of that date. Gross charge-offs for the first six months of 2017 totaled $1.7 million, while there was $0.1 million in recoveries of previously charged-off loans. The ratio of annualized net loan charge offs to average loans for the first six months of 2017 was 0.15% compared to 0.26% for the year ended December 31, 2016. As of June 30, 2017, the ALLL was 86.2% of nonperforming loans compared with 76.8% as of December 31, 2016. Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2017, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first six months of 2017. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
Non-acquired loans with a balance of $1.79 billion at June 30, 2017, had $21.5 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.20%, compared to balances of $1.68 billion and an an allocated allowance for loan loss to non-acquired loan ratio of 1.27% at December 31, 2016. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At June 30, 2017
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,790,982	$—	$1,790,982	$21,522	1.20%	1.20%
Total Acquired Loans	417,384	10,863	406,521	988	0.24	2.84
Total Loans	$2,208,366	$10,863	$2,197,503	$22,510	1.02%	1.51%

	At December 31, 2016
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,677,935	$—	$1,677,935	$21,229	1.27%	1.27%
Total Acquired Loans	500,423	13,215	487,208	621	0.12	2.76
Total Loans	$2,178,358	$13,215	$2,165,143	$21,850	1.01%	1.61%
The Bank uses a rolling 20-quarter annual average historical net charge-off component for its ALLL calculation. One qualitative factor table is used for the entire bank. Differences in regional (Iowa, Minnesota/Wisconsin, Florida and Colorado) economic and business conditions are included in the qualitative factor narrative and the risk is spread over the entire loan portfolios. All pass rated loans, regardless of size, are allocated based on delinquency status. The Bank has streamlined the ALLL process for a number of low-balance loan types that do not have a material impact on the overall calculation, which are applied a reserve amount equal to the overall reserve calculated pursuant to applicable accounting standards to total loan calculated pursuant to applicable accounting standards. The guaranteed portion of any government guaranteed loan is included in the calculation and is reserved for according to the type of loan. Special mention/watch and substandard rated credits not individually reviewed for impairment are allocated at a higher amount due to the inherent risks associated with these types of loans. Special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.) are reserved at a level that will cover losses above a pass allocation for loans that had a loss in the trailing 20-quarters in which the loan was risk-rated special mention/watch at the time of the loss. Substandard loans carry a greater risk than special mention/watch loans, and as such, this subset is reserved at a level that covers losses above a pass allocation for loans that had a loss in the trailing 20-quarters in which the loans was risk-rated substandard at the time of the loss. Classified and impaired loans are reviewed per the requirements of applicable accounting standards.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At June 30, 2017, there were 32 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 178 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 5 of these equity loans and other financial institutions have the first lien on the remaining 173. Additionally, there were 196 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2017, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $342.9 million as of June 30, 2017, compared to $305.5 million as of December 31, 2016, an increase of $37.4 million, or 12.2%. This increase was primarily attributable to the issuance of 750,000 shares of common stock in a public offering, resulting in $24.4 million of additional capital, net of expenses. Also contributing to the increase in capital was net income of $13.9 million for the first six months of 2017, a $2.6 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, and a $0.6 million decrease in treasury stock due to the issuance of 32,168 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $3.9 million in common stock dividends. No shares of Company common stock were repurchased in the second quarter of 2017. The total shareholders’ equity to total assets ratio was 11.09% at June 30, 2017, up from 9.92% at December 31, 2016. The tangible equity to tangible assets ratio was 8.86% at June 30, 2017, compared with 7.62% at December 31, 2016. Tangible book value per share was $21.86 at June 30, 2017, an increase from $20.00 per share at December 31, 2016.
Our Tier 1 capital to risk-weighted assets ratio was 11.70% as of June 30, 2017 and was 10.73% as of December 31, 2016. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2017, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
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

	At June 30,	At December 31,
(in thousands)	2017	2016
Tier 1 capital
Total shareholders’ equity	$342,872	$305,456
Less: Net unrealized gains on securities available for sale	(1,473)	1,133
Disallowed Intangibles	(73,540)	(71,951)
Common equity tier 1 capital	$267,859	234,638
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,743	23,692
Tier 1 capital	$291,602	$258,330
Risk-weighted assets	$2,491,661	$2,407,661
Tier 1 capital to risk-weighted assets	11.70%	10.73%
Common equity tier 1 capital to risk-weighted assets	10.75%	9.75%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At June 30, 2017
Consolidated:
Total capital/risk based assets	$314,382	12.62%	$230,479	9.250%	N/A	N/A
Tier 1 capital/risk based assets	291,602	11.70	180,645	7.250	N/A	N/A
Common equity tier 1 capital/risk based assets	267,859	10.75	143,271	5.750	N/A	N/A
Tier 1 capital/adjusted average assets	291,602	9.79	119,155	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$314,136	12.65%	$229,790	9.250%	$248,422	10.00%
Tier 1 capital/risk based assets	291,388	11.73	180,106	7.250	198,737	8.00
Common equity tier 1 capital/risk based assets	291,388	11.73	142,842	5.750	161,474	6.50
Tier 1 capital/adjusted average assets	291,388	9.79	119,021	4.000	148,776	5.00
At December 31, 2016
Consolidated:
Total capital/risk based assets	$280,396	11.65%	$207,661	8.625%	N/A	N/A
Tier 1 capital/risk based assets	258,304	10.73	159,508	6.625	N/A	N/A
Common equity tier 1 capital/risk based assets	234,638	9.75	123,393	5.125	N/A	N/A
Tier 1 capital/adjusted average assets	258,304	8.75	118,040	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$286,959	11.96%	$206,892	8.625%	$239,875	10.00%
Tier 1 capital/risk based assets	264,871	11.04	158,917	6.625	191,900	8.00
Common equity tier 1 capital/risk based assets	264,871	11.04	122,936	5.125	155,919	6.50
Tier 1 capital/adjusted average assets	264,871	8.98	118,000	4.000	147,500	5.00
* The ratios for December 31, 2016 include a capital conservation buffer of 0.625%, and the ratios for March 31, 2017 include a capital conservation buffer of 1.25%
On February 15, 2017, 25,400 restricted stock units were granted to certain officers of the Company, and on May 15, 2017, 7,600 restricted stock units were granted to members of the board of directors of the Company. Additionally, during the first six months of 2017, 26,875 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,957 shares were surrendered by grantees to satisfy tax requirements, and no nonvested restricted stock units were forfeited. In the first six months of 2017, 8,250 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options were forfeited.

Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $49.4 million as of June 30, 2017, compared with $43.2 million as of December 31, 2016. Interest-bearing deposits in banks at June 30, 2017, were $3.2 million, an increase of $1.4 million from $1.8 million at December 31, 2016. Investment securities classified as available for sale, totaling $443.0 million and $477.5 million as of June 30, 2017 and December 31, 2016, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of June 30, 2017 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2016 and June 30, 2017 were proceeds proceeds from the maturity and sale of investment securities and the issuance of common stock. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of June 30, 2017, we had $15.0 million of long-term debt outstanding to an unaffiliated banking organization. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.7 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 9. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of June 30, 2017, outstanding commitments to extend credit totaled approximately $517.2 million. We have established a reserve of $0.2 million, which represents our estimate of probable losses as a result of these transactions. This reserve is not part of our allowance for loan losses.
Commitments under standby and performance letters of credit outstanding totaled $11.6 million as of June 30, 2017. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2017, there were approximately $1.6 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Net cash inflows from operating activities were $23.2 million in the first six months of 2017, compared with $20.3 million in the first six months of 2016. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $10.9 million in the first first six months of 2017, compared to net cash inflows of $38.2 million in the comparable six-month period of 2016. In the first six months of 2017, investment securities transactions resulted in net cash inflows of $24.2 million, compared to inflows of $51.9 million during the same period of 2016. Net cash outflows related to the net increase in loans were $34.2 million for the first six months of 2017, compared with $17.6 million of net cash outflows related to the net increase in loans for the same period of 2016. Purchases of premises and equipment resulted in $1.7 million cash outflows in the first six months of 2017, compared to outflows of $4.0 million in the comparable period of 2016.
Net cash outflows from financing activities in the first six months of 2017 were $6.2 million, compared with net cash inflows of $5.4 million for the same period of 2016. The largest financing cash outflows during the six months ended June 30, 2017 were a net decrease of $25.0 million in FHLB borrowings, a $22.0 million decrease in securities sold under agreement to repurchase, the use of $3.9 million to pay dividends, and $2.5 million of payments on long-term debt. Sources of cash inflows during the first six months of 2017 were $24.4 million of proceeds, net of expenses, from the issuance of common stock, an increase of $13.3 million in deposits, and an increase of $9.6 million in federal funds purchased.
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

FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of June 30, 2017, the Bank had $90.0 million in outstanding FHLB borrowings, leaving $193.0 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2017.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2017, the Bank had municipal securities with an approximate market value of $13.0 million pledged for liquidity purposes, and had a borrowing capacity of $11.7 million.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between June 30, 2017 and December 31, 2016. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
	-100	+100	+200
(dollars in thousands)
June 30, 2017
Dollar change	$(945)	$130	$(68)
Percent change	(1.0)%	0.1%	(0.1)%
December 31, 2016
Dollar change	$(1,276)	$157	$453
Percent change	(1.3)%	0.2%	0.5%
As of June 30, 2017, 38.1% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 64.4% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our equity securities during the second quarter of 2017.
On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased $1.2 million of common stock since the plan was announced in July 2014. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of June 30, 2017.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 3, 2017	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ KATIE A. LORENSON
Katie A. Lorenson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)