Form 10-Q
period 2017-09-30
MidWestOne Financial Group, Inc.
filed 2017-11-02
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 31, 2017, there were 12,219,028 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(dollars in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and due from banks	$39,113	$41,464
Interest-bearing deposits in banks	2,988	1,764
Cash and cash equivalents	42,101	43,228
Investment securities:
Available for sale	427,241	477,518
Held to maturity (fair value of $183,946 as of September 30, 2017 and $164,792 as of December 31, 2016)	183,304	168,392
Loans held for sale	612	4,241
Loans	2,263,811	2,165,143
Allowance for loan losses	(26,510)	(21,850)
Net loans	2,237,301	2,143,293
Premises and equipment, net	75,036	75,043
Accrued interest receivable	13,871	13,871
Goodwill	64,654	64,654
Other intangible assets, net	12,759	15,171
Bank-owned life insurance	59,432	47,231
Other real estate owned	1,343	2,097
Deferred income taxes	6,008	6,523
Other assets	20,537	18,313
Total assets	$3,144,199	$3,079,575
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$477,376	$494,586
Interest-bearing checking	1,137,592	1,136,282
Savings	203,506	197,698
Certificates of deposit under $100,000	324,024	326,832
Certificates of deposit $100,000 and over	347,917	325,050
Total deposits	2,490,415	2,480,448
Federal funds purchased	16,708	35,684
Securities sold under agreements to repurchase	87,964	82,187
Federal Home Loan Bank borrowings	145,000	115,000
Junior subordinated notes issued to capital trusts	23,768	23,692
Long-term debt	13,750	17,500
Deferred compensation liability	5,158	5,180
Accrued interest payable	1,449	1,472
Other liabilities	13,424	12,956
Total liabilities	2,797,636	2,774,119
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2017 and December 31, 2016	$—	$—
Common stock, $1.00 par value; authorized 30,000,000 shares at September 30, 2017 and 15,000,000 shares at December 31, 2016; issued 12,463,481 shares at September 30, 2017 and 11,713,481 shares at December 31, 2016; outstanding 12,218,528 shares at September 30, 2017 and 11,436,360 shares at December 31, 2016	12,463	11,713
Additional paid-in capital	187,296	163,667
Treasury stock at cost, 244,953 shares as of September 30, 2017 and 277,121 shares as of December 31, 2016	(5,141)	(5,766)
Retained earnings	151,280	136,975
Accumulated other comprehensive income (loss)	665	(1,133)
Total shareholders' equity	346,563	305,456
Total liabilities and shareholders' equity	$3,144,199	$3,079,575
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$26,206	$24,343	$76,135	$74,094
Interest on bank deposits	19	63	50	141
Interest on federal funds sold	—	3	1	4
Interest on investment securities:
Taxable securities	2,589	2,088	7,897	5,924
Tax-exempt securities	1,547	1,394	4,699	4,251
Total interest income	30,361	27,891	88,782	84,414
Interest expense:
Interest on deposits:
Interest-bearing checking	913	810	2,623	2,346
Savings	53	50	155	216
Certificates of deposit under $100,000	893	801	2,638	2,089
Certificates of deposit $100,000 and over	1,041	813	2,953	2,171
Total interest expense on deposits	2,900	2,474	8,369	6,822
Interest on federal funds purchased	81	5	152	30
Interest on securities sold under agreements to repurchase	53	36	125	121
Interest on Federal Home Loan Bank borrowings	474	469	1,321	1,387
Interest on other borrowings	3	4	9	16
Interest on junior subordinated notes issued to capital trusts	243	215	704	608
Interest on long-term debt	115	107	338	354
Total interest expense	3,869	3,310	11,018	9,338
Net interest income	26,492	24,581	77,764	75,076
Provision for loan losses	4,384	1,005	6,665	3,241
Net interest income after provision for loan losses	22,108	23,576	71,099	71,835
Noninterest income:
Trust, investment, and insurance fees	1,454	1,306	4,594	4,244
Service charges and fees on deposit accounts	1,295	1,346	3,835	3,887
Loan origination and servicing fees	1,012	1,332	2,532	2,806
Other service charges and fees	1,625	1,307	4,580	4,115
Bank-owned life insurance income	344	324	990	1,040
Gain on sale or call of available for sale securities	176	—	196	467
Gain on sale of held to maturity securities	—	—	43	—
Gain (loss) on sale of premises and equipment	(4)	(211)	2	(462)
Other gain	14	310	64	1,617
Total noninterest income	5,916	5,714	16,836	17,714
Noninterest expense:
Salaries and employee benefits	12,039	11,641	35,712	37,607
Net occupancy and equipment expense	2,986	3,293	9,323	9,870
Professional fees	933	1,014	2,991	3,181
Data processing expense	723	599	1,982	3,981
FDIC insurance expense	238	412	957	1,231
Amortization of intangible assets	759	970	2,412	3,046
Other operating expense	2,066	2,510	6,666	7,784
Total noninterest expense	19,744	20,439	60,043	66,700
Income before income tax expense	8,280	8,851	27,892	22,849
Income tax expense	1,938	2,629	7,603	6,328
Net income	$6,342	$6,222	$20,289	$16,521
Share and per share information:
Ending number of shares outstanding	12,218,528	11,435,860	12,218,528	11,435,860
Average number of shares outstanding	12,218,528	11,435,860	11,977,579	11,428,063
Diluted average number of shares	12,238,991	11,461,108	11,999,608	11,451,958
Earnings per common share - basic	$0.52	$0.54	$1.69	$1.45
Earnings per common share - diluted	0.52	0.54	1.69	1.44
Dividends paid per common share	0.17	0.16	0.50	0.48
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,342	$6,222	$20,289	$16,521

Other comprehensive income, available for sale securities:
Unrealized holding gains (losses) arising during period	(1,158)	(304)	3,154	3,565
Reclassification adjustment for gains included in net income	(176)	—	(196)	(467)
Income tax (expense) benefit	526	119	(1,160)	(1,286)
Other comprehensive income on available for sale securities	(808)	(185)	1,798	1,812
Other comprehensive income (loss), net of tax	(808)	(185)	1,798	1,812
Comprehensive income	$5,534	$6,037	$22,087	$18,333
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	16,521	—	16,521
Dividends paid on common stock ($0.48 per share)	—	—	—	—	(5,487)	—	(5,487)
Stock options exercised (2,900 shares)	—	—	(22)	60	—	—	38
Release/lapse of restriction on RSUs (25,633 shares)	—	—	(520)	495	—	—	(25)
Stock compensation	—	—	547	—	—		547
Other comprehensive income, net of tax	—	—	—	—	—	1,812	1,812
Balance at September 30, 2016	$—	$11,713	$163,492	$(5,776)	$134,935	$5,220	$309,584
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	20,289	—	20,289
Issuance of common stock (750,000 shares), net of expenses of $1,328,000	—	750	23,610	—	—	—	24,360
Dividends paid on common stock ($0.50 per share)	—	—	—	—	(5,984)	—	(5,984)
Stock options exercised (8,250 shares)	—	—	(81)	172	—	—	91
Release/lapse of restriction on RSUs (26,875 shares)	—	—	(560)	453	—	—	(107)
Stock compensation	—	—	660	—	—	—	660
Other comprehensive income, net of tax	—	—	—	—	—	1,798	1,798
Balance at September 30, 2017	$—	$12,463	$187,296	$(5,141)	$151,280	$665	$346,563
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$20,289	$16,521
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,665	3,241
Depreciation of premises and equipment	3,088	3,436
Amortization of other intangibles	2,412	3,046
Amortization of premiums and discounts on investment securities, net	913	1,244
(Gain) loss on sale of premises and equipment	(2)	462
Deferred income taxes	(554)	(1,663)
Excess tax benefit from share-based award activity	(91)	(13)
Stock-based compensation	660	547
Net gain on sale or call of available for sale securities	(196)	(467)
Net gain on sale or call of held to maturity securities	(43)	—
Net gain on sale of other real estate owned	(45)	(750)
Net gain on sale of loans held for sale	(1,337)	(2,160)
Writedown of other real estate owned	23	546
Origination of loans held for sale	(65,078)	(89,005)
Proceeds from sales of loans held for sale	70,044	91,610
Decrease in accrued interest receivable	—	597
Increase in cash surrender value of bank-owned life insurance	(990)	(1,040)
(Increase) decrease in other assets	(2,224)	2,924
Increase (decrease) in deferred compensation liability	(22)	77
Increase in accrued interest payable, accounts payable, accrued expenses, and other liabilities	445	2,960
Net cash provided by operating activities	33,957	32,113
Cash flows from investing activities:
Proceeds from sales of available for sale securities	22,546	23,384
Proceeds from maturities and calls of available for sale securities	53,171	68,180
Purchases of available for sale securities	(23,045)	(98,108)
Proceeds from sales of held to maturity securities	1,153	—
Proceeds from maturities and calls of held to maturity securities	12,370	10,662
Purchase of held to maturity securities	(28,546)	(43,482)
Net (increase) decrease in loans	(100,880)	7,054
Purchases of premises and equipment	(3,035)	(4,594)
Proceeds from sale of other real estate owned	983	7,369
Proceeds from sale of premises and equipment	32	1,851
Proceeds of principal and earnings from bank-owned life insurance	—	430
Purchases of bank owned life insurance	(11,211)	—
Net cash used in investing activities	(76,462)	(27,254)
Cash flows from financing activities:
Net increase (decrease) in deposits	9,967	(17,589)
Increase (decrease) in federal funds purchased	(18,976)	17,809
Increase (decrease) in securities sold under agreements to repurchase	5,777	(3,994)
Proceeds from Federal Home Loan Bank borrowings	145,000	30,000
Repayment of Federal Home Loan Bank borrowings	(115,000)	(17,000)
Proceeds from stock options exercised	1	38
Excess tax benefit from share-based award activity	91	13
Taxes paid relating to net share settlement of equity awards	(108)	(38)
Payments on long-term debt	(3,750)	(3,750)
Dividends paid	(5,984)	(5,487)
Proceeds from issuance of common stock	25,688	—
Payment of stock issuance costs	(1,328)	—
Net cash provided by (used in) financing activities	41,378	2
Net increase (decrease) in cash and cash equivalents	(1,127)	4,861
Cash and cash equivalents at beginning of period	43,228	47,097
Cash and cash equivalents at end of period	$42,101	$51,958

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,041	$9,293
Cash paid during the period for income taxes	$8,460	$5,965
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$207	$1,783
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2017 may not be indicative of results for the year ending December 31, 2017, or for any other period.
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
The Company adopted ASU 2017-12 “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” in the third quarter of 2017. Since the Company currently has no hedging arrangements, there was no cumulative effect adjustment necessary to the Company’s consolidated financial statements.
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

2.    Shareholders’ Equity
Preferred Stock: The number of authorized shares of preferred stock for the Company is 500,000. As of September 30, 2017, none were issued or outstanding.
Common Stock: As of September 30, 2017, the number of authorized shares of common stock for the Company was 30,000,000. At the Company’s 2017 annual meeting of shareholders, the Company’s shareholders approved an increase in the number of authorized shares of common stock to 30,000,000, which became effective on April 21, 2017. As of September 30, 2017, 12,218,528 shares were outstanding.
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
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During the third quarter of 2017 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of September 30, 2017.

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
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Basic earnings per common share computation
Numerator:
Net income	$6,342	$6,222	$20,289	$16,521
Denominator:
Weighted average shares outstanding	12,218,528	11,435,860	11,977,579	11,428,063
Basic earnings per common share	$0.52	$0.54	$1.69	$1.45

Diluted earnings per common share computation
Numerator:
Net income	$6,342	$6,222	$20,289	$16,521
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	12,238,991	11,461,108	11,999,608	11,451,958
Diluted earnings per common share	$0.52	$0.54	$1.69	$1.44

4.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$5,714	$3	$3	$5,714
State and political subdivisions	145,843	3,798	29	149,612
Mortgage-backed securities	50,939	403	42	51,300
Collateralized mortgage obligations	169,662	109	3,339	166,432
Corporate debt securities	51,731	196	98	51,829
Total debt securities	423,889	4,509	3,511	424,887
Other equity securities	2,266	120	32	2,354
Total	$426,155	$4,629	$3,543	$427,241

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. Government agencies and corporations	$5,895	$10	$—	$5,905
State and political subdivisions	162,145	3,545	418	165,272
Mortgage-backed securities	61,606	315	567	61,354
Collateralized mortgage obligations	175,506	148	4,387	171,267
Corporate debt securities	72,979	76	602	72,453
Total debt securities	478,131	4,094	5,974	476,251
Other equity securities	1,259	66	58	1,267
Total	$479,390	$4,160	$6,032	$477,518

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$123,753	$1,486	$715	$124,524
Mortgage-backed securities	2,093	7	5	2,095
Collateralized mortgage obligations	23,063	—	419	22,644
Corporate debt securities	34,395	638	350	34,683
Total	$183,304	$2,131	$1,489	$183,946

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
State and political subdivisions	$107,941	$156	$2,713	$105,384
Mortgage-backed securities	2,398	5	34	2,369
Collateralized mortgage obligations	26,036	—	598	25,438
Corporate debt securities	32,017	149	565	31,601
Total	$168,392	$310	$3,910	$164,792

Investment securities with a carrying value of $190.4 million and $212.1 million at September 30, 2017 and December 31, 2016, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2017 and December 31, 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to securities with gross unrealized losses as of September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$5,018	$3	$—	$—	$5,018	$3
State and political subdivisions	13	5,625	27	451	2	6,076	29
Mortgage-backed securities	10	10,271	40	40	2	10,311	42
Collateralized mortgage obligations	29	46,717	465	91,673	2,874	138,390	3,339
Corporate debt securities	4	10,910	11	7,014	87	17,924	98
Other equity securities	1	—	—	1,968	32	1,968	32
Total	58	$78,541	$546	$101,146	$2,997	$179,687	$3,543

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	63	$24,574	$389	$427	$29	$25,001	$418
Mortgage-backed securities	20	40,752	566	23	1	40,775	567
Collateralized mortgage obligations	29	140,698	3,544	16,776	843	157,474	4,387
Corporate debt securities	11	54,891	602	—	—	54,891	602
Other equity securities	1	—	—	942	58	942	58
Total	124	$260,915	$5,101	$18,168	$931	$279,083	$6,032

		As of September 30, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	95	$23,086	$230	$13,978	$485	$37,064	$715
Mortgage-backed securities	3	1,060	5	—	—	1,060	5
Collateralized mortgage obligations	7	16,735	267	5,883	152	22,618	419
Corporate debt securities	3	1,030	4	2,547	346	3,577	350
Total	108	$41,911	$506	$22,408	$983	$64,319	$1,489

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	180	$65,174	$2,713	$—	$—	$65,174	$2,713
Mortgage-backed securities	5	2,246	34	—	—	2,246	34
Collateralized mortgage obligations	7	18,964	369	6,435	229	25,399	598
Corporate debt securities	11	19,198	187	2,512	378	21,710	565
Total	203	$105,582	$3,303	$8,947	$607	$114,529	$3,910
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
At September 30, 2017 and December 31, 2016, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At September 30, 2017, approximately 57% of the municipal bonds held by the Company were Iowa-based, and approximately 22% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2017 and December 31, 2016.
At September 30, 2017 and December 31, 2016, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment in the corporate bond portfolio.
As of September 30, 2017, the Company also owned $0.4 million of equity securities in banks and financial service-related companies, and $2.0 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the nine months ended September 30, 2017 and the full year of 2016, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.
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
The contractual maturity distribution of investment debt securities at September 30, 2017, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$19,882	$20,098	$1,181	$1,186
Due after one year through five years	109,135	110,492	18,911	19,128
Due after five years through ten years	69,074	71,267	84,641	86,961
Due after ten years	5,197	5,298	53,415	51,932
Debt securities without a single maturity date	220,601	217,732	25,156	24,739
Total	$423,889	$424,887	$183,304	$183,946
Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above. Equity securities available for sale with an amortized cost of $2.3 million and a fair value of $2.4 million are also excluded from this table.
Proceeds from the sales of investment securities available for sale during the nine months ended September 30, 2017 and September 30, 2016 were $22.5 million and $23.4 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$179	$—	$199	$467
Gross realized losses	(3)	—	(3)	—
	176	—	196	467

Held to maturity fixed maturity securities:
Gross realized gains	$—	$—	$43	$—
Total net realized gain	$176	$—	$239	$467

5.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2017 and December 31, 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$150	$3,446	$1,388	$226	$—	$5,210
Collectively evaluated for impairment	2,415	6,249	8,648	3,002	254	20,568
Purchased credit impaired loans	—	—	344	388	—	732
Total	$2,565	$9,695	$10,380	$3,616	$254	$26,510
Loans receivable
Individually evaluated for impairment	$2,967	$11,231	$16,332	$3,528	$—	$34,058
Collectively evaluated for impairment	105,221	500,772	1,097,495	469,452	37,042	2,209,982
Purchased credit impaired loans	—	31	14,275	5,465	—	19,771
Total	$108,188	$512,034	$1,128,102	$478,445	$37,042	$2,263,811

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$62	$2,066	$1,924	$299	$—	$4,351
Collectively evaluated for impairment	1,941	4,199	7,692	2,791	255	16,878
Purchased credit impaired loans	—	9	244	368	—	621
Total	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Loans receivable
Individually evaluated for impairment	$5,339	$11,434	$11,450	$3,955	$—	$32,178
Collectively evaluated for impairment	108,004	449,380	1,036,049	480,143	36,591	2,110,167
Purchased credit impaired loans	—	156	16,744	5,898	—	22,798
Total	$113,343	$460,970	$1,064,243	$489,996	$36,591	$2,165,143
As of September 30, 2017, the gross purchased credit impaired loans included above were $22.0 million, with a discount of $2.2 million.
Loans with unpaid principal in the amount of $478.5 million and $498.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2017 and 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2017
Beginning balance	$2,666	$7,959	$9,013	$2,650	$222	$—	$22,510
Charge-offs	(318)	(534)	—	(75)	(51)	—	(978)
Recoveries	150	113	201	126	4	—	594
Provision	67	2,157	1,166	915	79	—	4,384
Ending balance	$2,565	$9,695	$10,380	$3,616	$254	$—	$26,510
2016
Beginning balance	$2,354	$5,385	$10,628	$2,463	$367	$—	$21,197
Charge-offs	(140)	(520)	(29)	(195)	(42)	—	(926)
Recoveries	20	19	8	69	3	—	119
Provision	268	427	(584)	857	37	—	1,005
Ending balance	$2,502	$5,311	$10,023	$3,194	$365	$—	$21,395

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2017 and 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850
Charge-offs	(1,202)	(1,063)	(106)	(155)	(211)	—	(2,737)
Recoveries	164	215	216	126	11	—	732
Provision	1,600	4,269	410	187	199	—	6,665
Ending balance	$2,565	$9,695	$10,380	$3,616	$254	$—	$26,510
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(265)	(530)	(70)	(708)	(169)	—	(1,742)
Recoveries	27	91	188	146	17	—	469
Provision	1,323	299	1,349	(212)	108	374	3,241
Ending balance	$2,502	$5,311	$10,023	$3,194	$365	$—	$21,395
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
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial real estate:
Commercial real estate-other
Other	—	$—	$—	1	$1,000	$700
Residential real estate:
Interest rate reduction	—	—	—	1	290	290
Total	—	$—	$—	2	$1,290	$990

	Nine Months Ended September 30,
	2017			2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	—	$—	$—	1	$25	$25
Commercial and industrial
Extended maturity date	6	2,037	2,083	—	—	—
Farmland
Extended maturity date	2	176	176	—	—	—
Commercial real estate-other
Extended maturity date	1	968	968	—	—	—
Other	1	10,546	10,923	1	1,000	700
Residential real estate:
One- to four- family first liens
Interest rate reduction	—	—	—	2	394	394
One- to four- family junior liens
Interest rate reduction	—	—	—	1	71	71
Total	10	$13,727	$14,150	5	$1,490	$1,190
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	—	$—	—	$—	4	$1,504	—	$—
Commercial real estate-other
Extended maturity date	—	—	—	—	1	968	—	—
Total	—	$—	—	$—	5	$2,472	—	$—
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
The items listed above are used to determine the pass percentage for loans evaluated under ASC 450, and as such, are applied to the loans risk rated pass. Due to the inherent risks associated with special mention/watch risk-rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.), this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk-rated special mention/watch at the time of the loss. Substandard loans carry greater risk than special mention/watch loans, and as such, this subset is reserved at a level that will cover losses above a pass allocation for loans that had a loss in the last 20 quarters in which the loan was risk-rated substandard at the time of the loss. Ongoing analysis is performed to support these factor multiples.

The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
September 30, 2017
Agricultural	$84,594	$22,265	$1,329	$—	$—	$108,188
Commercial and industrial(1)	468,161	25,836	18,030	7	—	512,034
Commercial real estate:
Construction and development	140,547	1,066	2,136	—	—	143,749
Farmland	77,020	10,098	411	—	—	87,529
Multifamily	134,451	1,777	496	—	—	136,724
Commercial real estate-other	698,941	32,235	28,924	—	—	760,100
Total commercial real estate	1,050,959	45,176	31,967	—	—	1,128,102
Residential real estate:
One- to four- family first liens	349,582	2,978	10,135	—	—	362,695
One- to four- family junior liens	112,808	1,124	1,818	—	—	115,750
Total residential real estate	462,390	4,102	11,953	—	—	478,445
Consumer	36,930	—	79	33	—	37,042
Total	$2,103,034	$97,379	$63,358	$40	$—	$2,263,811

	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
(in thousands)
December 31, 2016
Agricultural	$95,103	$14,089	$4,151	$—	$—	$113,343
Commercial and industrial	429,392	11,065	19,016	8	—	459,481
Credit cards	1,489	—	—	—	—	1,489
Commercial real estate:
Construction and development	121,982	2,732	1,971	—	—	126,685
Farmland	83,563	8,986	2,430	—	—	94,979
Multifamily	134,975	548	480	—	—	136,003
Commercial real estate-other	666,767	20,955	18,854	—	—	706,576
Total commercial real estate	1,007,287	33,221	23,735	—	—	1,064,243
Residential real estate:
One- to four- family first liens	359,029	2,202	11,002	—	—	372,233
One- to four- family junior liens	114,233	1,628	1,902	—	—	117,763
Total residential real estate	473,262	3,830	12,904	—	—	489,996
Consumer	36,419	1	134	37	—	36,591
Total	$2,042,952	$62,206	$59,940	$45	$—	$2,165,143
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
Included within the special mention/watch, substandard, and doubtful categories at September 30, 2017 and December 31, 2016 are purchased credit impaired loans totaling $13.5 million and $15.3 million, respectively.
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
The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,521	$2,799	$—	$3,673	$4,952	$—
Commercial and industrial	2,818	2,818	—	6,211	6,259	—
Commercial real estate:
Construction and development	402	402	—	445	1,170	—
Farmland	287	287	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,178	2,179	—	2,224	2,384	—
Total commercial real estate	2,867	2,868	—	4,899	5,934	—
Residential real estate:
One- to four- family first liens	2,205	2,210	—	2,429	2,442	—
One- to four- family junior liens	13	13	—	—	—	—
Total residential real estate	2,218	2,223	—	2,429	2,442	—
Consumer	—	—	—	—	—	—
Total	$9,424	$10,708	$—	$17,212	$19,587	$—
With an allowance recorded:
Agricultural	$1,446	$1,446	$150	$1,666	$1,669	$62
Commercial and industrial	8,413	8,640	3,446	5,223	5,223	2,066
Commercial real estate:
Construction and development	609	1,334	324	263	270	21
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	12,856	13,017	1,064	6,288	6,344	1,903
Total commercial real estate	13,465	14,351	1,388	6,551	6,614	1,924
Residential real estate:
One- to four- family first liens	1,310	1,317	226	1,526	1,526	299
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	1,310	1,317	226	1,526	1,526	299
Consumer	—	—	—	—	—	—
Total	$24,634	$25,754	$5,210	$14,966	$15,032	$4,351
Total:
Agricultural	$2,967	$4,245	$150	$5,339	$6,621	$62
Commercial and industrial	11,231	11,458	3,446	11,434	11,482	2,066
Commercial real estate:
Construction and development	1,011	1,736	324	708	1,440	21
Farmland	287	287	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	15,034	15,196	1,064	8,512	8,728	1,903
Total commercial real estate	16,332	17,219	1,388	11,450	12,548	1,924
Residential real estate:
One- to four- family first liens	3,515	3,527	226	3,955	3,968	299
One- to four- family junior liens	13	13	—	—	—	—
Total residential real estate	3,528	3,540	226	3,955	3,968	299
Consumer	—	—	—	—	—	—
Total	$34,058	$36,462	$5,210	$32,178	$34,619	$4,351

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$881	$17	$1,266	$14	$674	$50	$1,285	$41
Commercial and industrial	2,878	77	5,115	34	2,899	124	5,233	39
Commercial real estate:
Construction and development	423	—	—	—	434	2	—	—
Farmland	212	—	2,414	29	1,193	58	2,426	78
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,148	18	2,594	9	1,894	63	2,865	8
Total commercial real estate	2,783	18	5,008	38	3,521	123	5,291	86
Residential real estate:
One- to four- family first liens	2,183	23	2,843	32	2,197	69	2,867	88
One- to four- family junior liens	13	—	—	—	13	—	—	—
Total residential real estate	2,196	23	2,843	32	2,210	69	2,867	88
Consumer	—	—	—	—	—	—	—	—
Total	$8,738	$135	$14,232	$118	$9,304	$366	$14,676	$254
With an allowance recorded:
Agricultural	$1,446	$11	$1,854	$12	$1,460	$33	$1,870	$32
Commercial and industrial	8,458	85	3,988	16	8,423	163	3,789	26
Commercial real estate:
Construction and development	311	—	270	—	232	—	271	3
Farmland	—	—	—	—	—	—	—	—
Multifamily	—	—	159	—	—	—	158	—
Commercial real estate-other	12,863	—	5,416	—	12,881	44	5,416	—
Total commercial real estate	13,174	—	5,845	—	13,113	44	5,845	3
Residential real estate:
One- to four- family first liens	1,361	9	1,118	8	1,392	26	1,123	22
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	1,361	9	1,118	8	1,392	26	1,123	22
Consumer	—	—	—	—	—	—	—	—
Total	$24,439	$105	$12,805	$36	$24,388	$266	$12,627	$83
Total:
Agricultural	$2,327	$28	$3,120	$26	$2,134	$83	$3,155	$73
Commercial and industrial	11,336	162	9,103	50	11,322	287	9,022	65
Commercial real estate:
Construction and development	734	—	270	—	666	2	271	3
Farmland	212	—	2,414	29	1,193	58	2,426	78
Multifamily	—	—	159	—	—	—	158	—
Commercial real estate-other	15,011	18	8,010	9	14,775	107	8,281	8
Total commercial real estate	15,957	18	10,853	38	16,634	167	11,136	89
Residential real estate:
One- to four- family first liens	3,544	32	3,961	40	3,589	95	3,990	110
One- to four- family junior liens	13	—	—	—	13	—	—	—
Total residential real estate	3,557	32	3,961	40	3,602	95	3,990	110
Consumer	—	—	—	—	—	—	—	—
Total	$33,177	$240	$27,037	$154	$33,692	$632	$27,303	$337

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at September 30, 2017 and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
September 30, 2017
Agricultural	$195	$—	$517	$712	$107,476	$108,188
Commercial and industrial(1)	872	434	2,710	4,016	508,018	512,034
Commercial real estate:
Construction and development	—	—	966	966	142,783	143,749
Farmland	—	—	378	378	87,151	87,529
Multifamily	—	—	—	—	136,724	136,724
Commercial real estate-other	811	—	2,749	3,560	756,540	760,100
Total commercial real estate	811	—	4,093	4,904	1,123,198	1,128,102
Residential real estate:
One- to four- family first liens	2,439	814	1,201	4,454	358,241	362,695
One- to four- family junior liens	508	148	75	731	115,019	115,750
Total residential real estate	2,947	962	1,276	5,185	473,260	478,445
Consumer	55	31	11	97	36,945	37,042
Total	$4,880	$1,427	$8,607	$14,914	$2,248,897	$2,263,811

Included in the totals above are the following purchased credit impaired loans	$523	$267	$227	$1,017	$18,754	$19,771

December 31, 2016
Agricultural	$44	$—	$399	$443	$112,900	$113,343
Commercial and industrial	2,615	293	9,654	12,562	446,919	459,481
Credit cards	—	—	—	—	1,489	1,489
Commercial real estate:
Construction and development	630	—	297	927	125,758	126,685
Farmland	373	—	91	464	94,515	94,979
Multifamily	—	129	—	129	135,874	136,003
Commercial real estate-other	1,238	763	6,655	8,656	697,920	706,576
Total commercial real estate	2,241	892	7,043	10,176	1,054,067	1,064,243
Residential real estate:
One- to four- family first liens	2,851	1,143	1,328	5,322	366,911	372,233
One- to four- family junior liens	437	151	150	738	117,025	117,763
Total residential real estate	3,288	1,294	1,478	6,060	483,936	489,996
Consumer	50	23	33	106	36,485	36,591
Total	$8,238	$2,502	$18,607	$29,347	$2,135,796	$2,165,143

Included in the totals above are the following purchased credit impaired loans	$965	$489	$549	$2,003	$20,795	$22,798
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
The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$517	$—	$2,690	$—
Commercial and industrial	3,072	190	8,358	—
Commercial real estate:
Construction and development	1,060	—	780	95
Farmland	393	—	227	—
Multifamily	—	—	—	—
Commercial real estate-other	13,285	—	7,360	—
Total commercial real estate	14,738	—	8,367	95
Residential real estate:
One- to four- family first liens	1,357	262	1,127	375
One- to four- family junior liens	143	34	116	15
Total residential real estate	1,500	296	1,243	390
Consumer	44	—	10	—
Total	$19,871	$486	$20,668	$485
Not included in the loans above as of September 30, 2017 and December 31, 2016 were purchased credit impaired loans with an outstanding balance of $0.5 million and $2.6 million, net of a discount of $0.1 million and $0.5 million, respectively.
As of September 30, 2017, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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

For purchased non-credit impaired loans the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We record a provision for the acquired portfolio as the former Central loans renew and the discount is accreted.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands)
Balance at beginning of period	$1,371	$3,544	$1,961	$1,446
Accretion	(350)	(1,167)	(1,241)	(2,277)
Reclassification from nonaccretable difference	63	595	364	3,803
Balance at end of period	$1,084	$2,972	$1,084	$2,972

6.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the nine months ended September 30, 2017. The carrying amount of goodwill was $64.7 million at September 30, 2017, the same as at December 31, 2016.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the nine months ended September 30, 2017:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(in thousands)
September 30, 2017
Balance, beginning of period	$203	$6,846	$7,040	$960	$122	$15,171
Amortization expense	(41)	(2,193)	—	(164)	(14)	(2,412)
Balance at end of period	$162	$4,653	$7,040	$796	$108	$12,759

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,158)	(13,553)	—	(584)	(222)	(15,517)
Net book value	$162	$4,653	$7,040	$796	$108	$12,759

7.    Other Assets
The components of the Company’s other assets were as follows:

	September 30, 2017	December 31, 2016
(in thousands)
Federal Home Loan Bank Stock	$13,025	$12,800
FDIC indemnification asset, net	—	479
Prepaid expenses	1,910	1,760
Mortgage servicing rights	2,132	1,951
Accounts receivable & other miscellaneous assets	3,470	1,323
	$20,537	$18,313

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the nine months ended September 30, 2017 or in the year ended December 31, 2016.
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

8.    Short-Term Borrowings
Short-term borrowings were as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	1.34%	$16,708	0.83%	$35,684
Securities sold under agreements to repurchase	0.36	87,964	0.22	82,187
Total	0.52%	$104,672	0.40%	$117,871
At September 30, 2017 and December 31, 2016, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.7 million as of September 30, 2017, the same as of December 31, 2016. As of both September 30, 2017 and December 31, 2016, the Bank had municipal securities pledged with a market value of $13.0 million, to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of September 30, 2017 and December 31, 2016, there were $16.7 million and $35.7 million of borrowings through these correspondent bank federal funds agreements, respectively.
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
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in May 2017, and is now scheduled to mature on April 28, 2018. The Company had no balance outstanding under this agreement as of September 30, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2017 and December 31, 2016:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				9/30/2017
September 30, 2017
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,659	Three-month LIBOR + 3.50%	4.82%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,645	Three-month LIBOR + 2.15%	3.48%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.91%	12/15/2037	12/15/2012
Total	$24,743	$23,768

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2016
December 31, 2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,614	Three-month LIBOR + 3.50%	4.46%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,614	Three-month LIBOR + 2.15%	3.15%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.55%	12/15/2037	12/15/2012
Total	$24,743	$23,692
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

10.    Long-Term Borrowings
Long-term borrowings were as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.45%	$145,000	1.56%	$115,000
Note payable to unaffiliated bank	2.99	13,750	2.52	17,500
Total	1.58%	$158,750	1.69%	$132,500
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
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of September 30, 2017, $13.8 million of that note was outstanding.

11.    Income Taxes
The income tax provisions for the three and nine months ended September 30, 2017 and 2016 were less than the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes, because of the following items:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$2,898	35.0%	$3,098	35.0%	$9,762	35.0%	$7,997	35.0%
Tax-exempt interest	(808)	(9.7)	(761)	(8.6)	(2,389)	(8.6)	(2,260)	(9.9)
Bank-owned life insurance	(121)	(1.5)	(114)	(1.3)	(346)	(1.2)	(363)	(1.6)
State income taxes, net of federal income tax benefit	366	4.4	398	4.5	1,214	4.4	1,045	4.6
Non-deductible acquisition expenses	—	—	18	0.2	—	—	71	0.3
General business credits	(405)	(4.9)	(15)	(0.2)	(445)	(1.6)	(168)	(0.7)
Other	8	0.1	5	0.1	(193)	(0.7)	6	—
Total income tax provision	$1,938	23.4%	$2,629	29.7%	$7,603	27.3%	$6,328	27.7%

12.    Estimated Fair Value of Financial Instruments and Fair Value Measurements
Fair value is the price that would be received in selling an asset or paid in transferring a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (1) independent, (2) knowledgeable, (3) able to transact, and (4) willing to transact.
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
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. There were no liabilities subject to fair value measurement as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,714	$—	$5,714	$—
State and political subdivisions	149,612	—	149,612	—
Mortgage-backed securities	51,300	—	51,300	—
Collateralized mortgage obligations	166,432	—	166,432	—
Corporate debt securities	51,829	—	51,829	—
Total available for sale debt securities	424,887	—	424,887	—
Other equity securities	2,354	2,354	—	—
Total securities available for sale	$427,241	$2,354	$424,887	$—

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,905	$—	$5,905	$—
State and political subdivisions	165,272	—	165,272	—
Mortgage-backed securities	61,354	—	61,354	—
Collateralized mortgage obligations	171,267	—	171,267	—
Corporate debt securities	72,453	—	72,453	—
Total available for sale debt securities	476,251	—	476,251	—
Other equity securities	1,267	1,267	—	—
Total securities available for sale	$477,518	$1,267	$476,251	$—

There were no transfers of assets between levels of the fair value hierarchy during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.
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
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2017 and December 31, 2016, as more fully described above.

	Fair Value Measurement at September 30, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$6,369	$—	$—	$6,369
Other real estate owned	$1,343	$—	$—	$1,343

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,774	$—	$—	$8,774
Other real estate owned	$2,097	$—	$—	$2,097

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at September 30, 2017 and December 31, 2016. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of the Bank. Neither of these components has been given consideration in the presentation of fair values below.

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$42,101	$42,101	$42,101	$—	$—
Investment securities:
Available for sale	427,241	427,241	2,354	424,887	—
Held to maturity	183,304	183,946	—	183,946	—
Total investment securities	610,545	611,187	2,354	608,833	—
Loans held for sale	612	625	—	—	625
Loans, net	2,237,301	2,235,820	—	2,235,820	—
Accrued interest receivable	13,871	13,871	13,871	—	—
Federal Home Loan Bank stock	13,025	13,025	—	13,025	—
Financial liabilities:
Deposits:
Non-interest bearing demand	477,376	477,376	477,376	—	—
Interest-bearing checking	1,137,592	1,137,592	1,137,592	—	—
Savings	203,506	203,506	203,506	—	—
Certificates of deposit under $100,000	324,024	322,071	—	322,071	—
Certificates of deposit $100,000 and over	347,917	346,866	—	346,866	—
Total deposits	2,490,415	2,487,411	1,818,474	668,937	—
Federal funds purchased and securities sold under agreements to repurchase	104,672	104,672	104,672	—	—
Federal Home Loan Bank borrowings	145,000	144,381	—	144,381	—
Junior subordinated notes issued to capital trusts	23,768	19,514	—	19,514	—
Long-term debt	13,750	13,750	—	13,750	—
Accrued interest payable	1,449	1,449	1,449	—	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$43,228	$43,228	$43,228	$—	$—
Investment securities:
Available for sale	477,518	477,518	1,267	476,251	—
Held to maturity	168,392	164,792	—	164,792	—
Total investment securities	645,910	642,310	1,267	641,043	—
Loans held for sale	4,241	4,286	—	—	4,286
Loans, net	2,143,293	2,138,252	—	2,138,252	—
Accrued interest receivable	13,871	13,871	13,871	—	—
Federal Home Loan Bank stock	12,800	12,800	—	12,800	—
Financial liabilities:
Deposits:
Non-interest bearing demand	494,586	494,586	494,586	—	—
Interest-bearing checking	1,136,282	1,136,282	1,136,282	—	—
Savings	197,698	197,698	197,698	—	—
Certificates of deposit under $100,000	326,832	324,978	—	324,978	—
Certificates of deposit $100,000 and over	325,050	324,060	—	324,060	—
Total deposits	2,480,448	2,477,604	1,828,566	649,038	—
Federal funds purchased and securities sold under agreements to repurchase	117,871	117,871	117,871	—	—
Federal Home Loan Bank borrowings	115,000	114,590	—	114,590	—
Junior subordinated notes issued to capital trusts	23,692	19,248	—	19,248	—
Long-term debt	17,500	17,500	—	17,500	—
Accrued interest payable	1,472	1,472	1,472	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at September 30, 2017, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2017	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$6,369	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$1,343	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

14.    Effect of New Financial Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In July 2015, the FASB announced a delay to the effective date of Accounting Standards Update No. 2015-09, Revenue from Contract with Customers (Topic 606). Reporting entities may choose to adopt the standard as of the original date, or take advantage of a one-year delay. For a public entity, the revised effective date is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted prior to the original effective date. The Company’s revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and noninterest income. The Company expects this new guidance will potentially require it to change how certain recurring revenue streams are recognized within trust and asset management fees, sales of other real estate, and debit card interchange fees. The Company is finalizing analysis of the expected areas of impact, and currently does not expect the effect on the Company’s consolidated financial statements to be material. The Company has determined that it will not early-adopt this standard, and plans to utilize the modified retrospective transition method, if material.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) will likely require changes to current methodologies of determining these vales, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has formed a working group to evaluate the changes required as a result of the adoption of this ASU and is engaged in discussions with a third party to assist with the calculation of fair value information, particularly for fair value disclosures of the Company's loan portfolio.

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

Finally, the purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the allowance for loan losses upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has completed viewing demonstrations of the capabilities of outside vendor software systems, and is currently evaluating the ability of these systems to meet the processing necessary to support the data collection, retention, and disclosure requirements of the Company in implementation of the new standard.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. The amendments in this update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect the hedging strategies. Thus, the amendments will enable more faithful reporting of the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring changes in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of a hedging program and the cost of executing that program will be more visible to users of financial statements. The new standard applies to public business entities that are SEC filers for annual or any interim periods beginning after December 15, 2018. Early adoption is permitted with cumulative effect adjustment being reflected as of the beginning of the fiscal year, generally through an adjustment to AOCI and retained earnings. The Company adopted this update during the third quarter of 2017. Since the Company currently has no hedging arrangements, there was no cumulative effect adjustment necessary to the Company’s consolidated financial statements.

15.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2017, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2017 have been recognized in the consolidated financial statements for the three and nine months ended September 30, 2017. Events or transactions that provided evidence about conditions that did not exist at September 30, 2017, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three and nine months ended September 30, 2017.
On October 10, 2017, the board of directors of the Company declared a cash dividend of $0.17 per share payable on December 15, 2017 to shareholders of record as of the close of business on December 1, 2017.

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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016
Summary
For the quarter ended September 30, 2017, we earned net income of $6.3 million, which was an increase of $0.1 million from $6.2 million for the quarter ended September 30, 2016. The increase in net income was due primarily to a $1.9 million, or 7.8%, increase in net interest income, due primarily to a $1.2 million increase in core loan interest income and a $0.7 million increase in discount accretion and investment income, partially offset by a $0.3 million increase in core interest expense and a $0.2 million decrease in interest expense purchase accounting. Noninterest expense saw a decrease of $0.7 million, or 3.4%, due primarily to a $0.4 million decrease in other operating expenses mainly attributable to a sizable wire fraud loss that occurred in the third quarter of 2016 and a $0.3 million decrease in occupancy and equipment expense, and noninterest income experienced a $0.2 million, or 3.5%, increase, driven by increased other service charges and fees of $0.3 million, specifically card income of $0.3 million, partially offset by a decrease in loan origination and servicing fees due to decreased secondary market fee income.

These were partially offset by an increase of $3.4 million, or 336.2%, in the provision for loan losses. Both basic and diluted earnings per common share for the third quarter of 2017 were $0.52, versus $0.54 for the third quarter of 2016. Our annualized return on average assets for the third quarter of 2017 was 0.81% compared with 0.83% for the same period in 2016. Our annualized return on average shareholders’ equity was 7.29% for the three months ended September 30, 2017 compared with 8.06% for the three months ended September 30, 2016. The annualized return on average tangible equity was 10.06% for the third quarter of 2017 compared with 11.88% for the same period in 2016.
The following table presents selected financial results and measures as of and for the quarters ended September 30, 2017 and 2016.

	As of and for the Three Months Ended September 30,
(dollars in thousands)	2017	2016
Net Income	$6,342	$6,222
Average Assets	3,102,348	2,995,521
Average Shareholders’ Equity	344,961	307,005
Return on Average Assets*	0.81%	0.83%
Return on Average Shareholders’ Equity*	7.29	8.06
Return on Average Tangible Equity*	10.06	11.88
Total Equity to Assets (end of period)	11.02	10.31
Tangible Equity to Tangible Assets (end of period)	8.84	7.94
Tangible Book Value per Share	$22.20	$20.31
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

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2017	2016
Net Income:
Net income	$6,342	$6,222
Plus: Intangible amortization, net of tax (1)	493	631
Adjusted net income	$6,835	$6,853
Average Tangible Equity:
Average total shareholders’ equity	$344,961	$307,005
Less: Average intangibles, net of amortization	(77,775)	(81,212)
Plus: Average deferred tax liability associated with intangibles	2,282	3,676
Average tangible equity	$269,468	$229,469
Return on Average Tangible Equity (annualized)	10.06%	11.88%
Net Income:
Net income	$6,342	$6,222
Plus: Merger-related expenses	—	182
Net tax effect of merger-related expenses(2)	—	(51)
Net income exclusive of merger-related expenses	$6,342	$6,353
Diluted average number of shares	12,238,991	11,461,108
Earnings Per Common Share-Diluted	$0.52	$0.54
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$0.52	$0.55
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.
Adjusted Noninterest Income:
Noninterest income	$5,916	$5,714
Less: Gain on sale of available for sale securities	(176)	—
Loss on sale of premises and equipment	4	211
Other gain	(14)	(310)
Adjusted noninterest income	$5,730	$5,615
Total Revenue:
Net interest income	$26,492	$24,581
Plus: Noninterest income	5,916	5,714
Less: Gain on sale of available for sale securities	(176)	—
Loss on sale of premises and equipment	4	211
Other gain	(14)	(310)
Total Revenue	$32,222	$30,196
Adjusted Noninterest Income as a Percentage of Total Revenue	17.8%	18.6%

	As of September 30,
(dollars in thousands)	2017	2016
Tangible Equity:
Total shareholders’ equity	$346,563	$309,584
Plus: Deferred tax liability associated with intangibles	2,141	3,422
Less: Intangible assets, net	(77,413)	(80,749)
Tangible equity	$271,291	$232,257
Tangible Assets:
Total assets	$3,144,199	$3,001,974
Plus: Deferred tax liability associated with intangibles	2,141	3,422
Less: Intangible assets, net	(77,413)	(80,749)
Tangible assets	$3,068,927	$2,924,647
Common shares outstanding	12,218,528	11,435,860
Tangible Book Value Per Share	$22.20	$20.31
Tangible Equity/Tangible Assets	8.84%	7.94%

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
Net interest income of $26.5 million for the third quarter of 2017 increased $1.9 million, or 7.8%, from $24.6 million for the third quarter of 2016, primarily due to an increase of $2.5 million, or 8.9%, in interest income. An increase in the merger-related discount accretion of $0.7 million, to $1.3 million for the third quarter of 2017 compared to $0.6 million for the third quarter of 2016, assisted by an increase in average loan balances of $69.2 million, resulted in loan interest income increasing $1.9 million, or 7.7%, to $26.2 million for the third quarter of 2017 compared to the third quarter of 2016. Income from investment securities was $4.1 million for the third quarter of 2017, up from $3.5 million for the third quarter of 2016, which resulted from an increase of $83.6 million in the average balance, was enhanced by an increase of 5 basis points in the yield of investment securities between the two comparable periods.
Interest expense increased $0.6 million, or 16.9%, to $3.9 million for the third quarter of 2017, compared to $3.3 million for the same period in 2016 primarily due to an increase in the cost of interest-bearing deposits of 6 basis points on increased average balances of $75.6 million between the third quarter of 2017 and the same period in 2016. The merger-related amortization of the purchase accounting premium on certificates of deposit, which acts to reduce interest expense, declined from $0.2 million for the third quarter of 2016, to zero for the same period of 2017. Additionally, the increase in the average balance of Federal Home Loan Bank (“FHLB”) borrowings was offset by a decrease in the average rate paid of 7 basis points, resulting in virtually no change in expense between the comparable periods.
Our net interest margin for the third quarter of 2017, calculated on a fully tax-equivalent basis, was 3.85%, or 13 basis points higher than the net interest margin of 3.72% for the third quarter of 2016. A higher discount accretion resulted in a 18 basis point increase in overall loan yield. This increase was assisted by a 5 basis point increase in the yield on investment securities, resulting in a 19 basis point increase in yield on interest-earning assets for the third quarter of 2017 compared to the third quarter of 2016. The cost of deposits increased 6 basis points, due primarily to the absence of purchase premium amortization in 2017, while the average cost of borrowings edged higher by 4 basis points.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended September 30, 2017 and 2016. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or rates. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,219,355	$26,652	4.76%	$2,150,195	$24,775	4.58%
Investment securities:
Taxable investments	417,896	2,589	2.46	360,550	2,088	2.30
Tax exempt investments (2)	217,535	2,367	4.32	191,253	2,133	4.44
Total investment securities	635,431	4,956	3.09	551,803	4,221	3.04
Federal funds sold and interest-bearing balances	3,929	19	1.92	52,121	66	0.50
Total interest-earning assets	$2,858,715	$31,627	4.39%	$2,754,119	$29,062	4.20%

Cash and due from banks	35,774			35,287
Premises and equipment	74,962			75,882
Allowance for loan losses	(23,054)			(21,609)
Other assets	155,951			151,842
Total assets	$3,102,348			$2,995,521

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,345,525	$966	0.28%	$1,292,623	$860	0.26%
Certificates of deposit	676,143	1,934	1.13	653,462	1,614	0.98
Total deposits	2,021,668	2,900	0.57	1,946,085	2,474	0.51
Federal funds purchased and repurchase agreements	95,387	134	0.56	67,591	41	0.24
Federal Home Loan Bank borrowings	111,576	474	1.69	106,239	469	1.76
Long-term debt and other	40,057	361	3.58	45,127	326	2.87
Total borrowed funds	247,020	969	1.56	218,957	836	1.52
Total interest-bearing liabilities	$2,268,688	$3,869	0.68%	$2,165,042	$3,310	0.61%

Net interest spread(2)			3.71%			3.59%

Demand deposits	466,485			502,611
Other liabilities	22,214			20,863
Shareholders’ equity	344,961			307,005
Total liabilities and shareholders’ equity	$3,102,348			$2,995,521

Interest income/earning assets (2)	$2,858,715	$31,627	4.39%	$2,754,119	$29,062	4.20%
Interest expense/earning assets	$2,858,715	$3,869	0.54%	$2,754,119	$3,310	0.48%
Net interest margin (2)(4)		$27,758	3.85%		$25,752	3.72%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$446			$432
Securities		820			739
Total tax equivalent adjustment		1,266			1,171
Net Interest Income		$26,492			$24,581

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended September 30, 2017, compared to the same period in 2016, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2017 Compared to 2016 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$845	$1,032	$1,877
Investment securities:
Taxable investments	349	152	501
Tax exempt investments	579	(345)	234
Total investment securities	928	(193)	735
Federal funds sold and interest-bearing balances	(375)	328	(47)
Change in interest income	1,398	1,167	2,565
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	37	69	106
Certificates of deposit	59	261	320
Total deposits	96	330	426
Federal funds purchased and repurchase agreements	22	71	93
Federal Home Loan Bank borrowings	86	(81)	5
Other long-term debt	(189)	224	35
Total borrowed funds	(81)	214	133
Change in interest expense	15	544	559
Increase in net interest income	$1,383	$623	$2,006
Percentage change in net interest income over prior period			7.8%
Interest income and fees on loans on a tax-equivalent basis in the third quarter of 2017 increased $1.9 million, or 7.6%, compared with the same period in 2016. This increase includes the effect of the merger-related discount accretion of $1.3 million on loans for the third quarter of 2017 compared to $0.6 million of merger-related discount accretion for the third quarter of 2016. Average loans were $69.2 million, or 3.2%, higher in the third quarter of 2017 compared with the third quarter of 2016, primarily resulting from new loan originations exceeding loan payments and payoffs. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was primarily the result of a increase in the average yield on loans from 4.58% in the third quarter of 2016 to 4.76% in the third quarter of 2017, which was primarily attributable to purchase accounting adjustments and the general increase in interest rates, enhanced by the higher average balances in the loan portfolio.
Interest income on investment securities on a tax-equivalent basis totaled $5.0 million in the third quarter of 2017 compared with $4.2 million for the same period of 2016, including $0.1 million of purchase accounting premium amortization expense in both the 2016 and 2017 periods. The tax-equivalent yield on our investment portfolio in the third quarter of 2017 increased to 3.09% from 3.04% in the comparable period of 2016. The average balance of investments in the third quarter of 2017 was $635.4 million compared with $551.8 million in the third quarter of 2016, an increase of $83.6 million, or 15.2%. The increase in average balance resulted primarily from the investment of the proceeds from the sale of newly issued common stock at the end of the first quarter and beginning of the second quarter of 2017.
Interest expense on deposits increased $0.4 million, or 17.2%, to $2.9 million in the third quarter of 2017 compared with$2.5 million in the same period of 2016. The increased interest expense on deposits was primarily due to an increase of 6 basis points in the weighted average rate paid on interest-bearing deposits to 0.57% in the third quarter of 2017, compared with 0.51% in the third quarter of 2016. This includes the effect of no merger-related premium amortization on certificates of deposit for the third quarter of 2017 compared with $0.2 million for the same period in 2016. The premium amortization acted to decrease deposit interest expense. An increase in average balances of interest-bearing deposits for the third quarter of 2017 of $75.6 million compared with the same period in 2016, also contributed to increased expense. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.
Interest expense on borrowed funds of $1.0 million in the third quarter of 2017 was an increase of $0.1 million, or 15.9%, from $0.8 million in same period of 2016. Average borrowed funds for the third quarter of 2017 were $28.1 million higher compared with the same period in 2016. A higher level of borrowed funds, primarily due to the $27.8 million increase in the average level of federal funds purchased, repurchase agreements, and other short-term borrowings for the third quarter of 2017 compared to the same period in 2016, was enhanced by an increase in the weighted average rate on borrowed funds to 1.56% for the third quarter of 2017 compared with 1.52% for the third quarter of 2016.
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
We recorded a provision for loan losses of $4.4 million in the third quarter of 2017, an increase of $3.4 million, from $1.0 million in the third quarter of 2016. Net loans charged off in the third quarter of 2017 totaled $0.4 million, compared to $0.8 million net loans charged off in the third quarter of 2016. Loan growth was $66.3 million for the third quarter of 2017 compared to an increase in loan balances in the third quarter of last year of $26.3. During the first nine months of 2017 approximately $35.0 million of loans have moved from a pass rating to a watch, and $3.0 million have moved to substandard rating, primarily in commercial, commercial real estate-other, and agricultural loans. During the same time period in 2016 there was a decrease in watch and classified loan balances of approximately $7.0 million. In addition, a loan identified as a substandard loan at December 31, 2016 and renewed as a troubled debt restructuring in the first quarter of 2017 required an additional allocation of approximately $1.8 million during the quarter. The Company’s additional provision in the third quarter of 2017 increased the allowance for loan losses to total non-acquired loans ratio to 1.34%. We determined an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2017; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods as deemed necessary.
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
Noninterest Income

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,454	$1,306	$148	11.3%
Service charges and fees on deposit accounts	1,295	1,346	(51)	(3.8)
Loan origination and servicing fees	1,012	1,332	(320)	(24.0)
Other service charges and fees	1,625	1,307	318	24.3
Bank-owned life insurance income	344	324	20	6.2
Gain on sale or call of available for sale securities	176	—	176	NM
Gain (loss) on sale of premises and equipment	(4)	(211)	207	(98.1)
Other gain	14	310	(296)	(95.5)
Total noninterest income	$5,916	$5,714	$202	3.5%
Noninterest income as a % of total revenue*	17.8%	18.6%
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income for the the third quarter of 2017 increased $0.2 million, or 3.5%, to $5.9 million from $5.7 million in the third quarter of 2016. The greatest increase was in other service charges and fees, which increased $0.3 million, or 24.3%, from $1.3 million in the third quarter of 2016 to $1.6 million for the third quarter of 2017, due to a change in how electronic transaction expenses are classified. In prior periods these expenses were netted against revenues generated from electronic transactions, but now these expenses have been reassigned to the data processing expense line of noninterest expense for presentation purposes. Gain on sale of available for sale securities increased to $0.2 million for the third quarter of 2017, compared to no gain for the third quarter of 2016, while trust, investment and insurance fees increased $0.1 million, or 11.3%, to $1.4 million for the third quarter of 2017 compared to $1.3 million, for the third quarter of 2016. Loan origination and servicing fees decreased $0.3 million, or 24.0%, from $1.3 million for the third quarter of 2016 to $1.0 million for the third quarter of 2017. This decrease was due to a lower level of loans originated and sold on the secondary market in the third quarter of 2017 compared to the third quarter of 2016, a result of the general decrease in mortgage activity in our markets. Other gain decreased $0.3 million, or 95.5%, between the third quarter of 2017 and the third quarter of 2016 comparable periods, due primarily to the 2016 amount including a $0.7 million gain on the sale of our Davenport, Iowa branch office, partially offset by higher write downs of other real estate owned in the 2016 quarter. Other gain (loss) represents gains and losses on the sale of branch banking offices, other real estate owned, and other assets.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended September 30, 2017, noninterest income comprised 17.8% of total revenues, compared with 18.6% for the same period in 2016. Despite recent downward trends in this ratio, management expects to see gradual improvement in future periods due to the implementation of new management strategies in the origination of residential real estate loans.
Noninterest Expense

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$12,039	$11,641	$398	3.4%
Net occupancy and equipment expense	2,986	3,293	(307)	(9.3)
Professional fees	933	1,014	(81)	(8.0)
Data processing expense	723	599	124	20.7
FDIC insurance expense	238	412	(174)	(42.2)
Amortization of intangible assets	759	970	(211)	(21.8)
Other operating expense	2,066	2,510	(444)	(17.7)
Total noninterest expense	$19,744	$20,439	$(695)	(3.4)%
Noninterest expense for the third quarter of 2017 was $19.7 million, a decrease of $0.7 million, or 3.4%, from the third quarter of 2016. Other operating expense for the third quarter of 2017 decreased $0.4 million, or 17.7%, compared with the third quarter of 2016, primarily due to lower losses and deposit charge-offs, as 2016 included a sizable wire fraud loss. Net occupancy and equipment expense decreased $0.3 million, or 9.3%, to $3.0 million for the third quarter of 2017 compared to $3.3 million for the third quarter of 2016, and FDIC insurance expense and intangible amortization each showed a $0.2 million decline for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. Salaries and employee benefits increased $0.4 million, or 3.4%, from $11.6 million for the third quarter of 2016 to $12.0 million for the third quarter of 2017, due to normal annual salary increases and the addition of the Company’s Denver, Colorado location. Data processing expense experienced an increase of $0.1 million, or 20.7%, for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 due to the change in financial reporting presentation noted above.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 23.4% for the third quarter of 2017, which was lower than the effective tax rate of 29.7% for the third quarter of 2016. Income tax expense was $1.9 million in the third quarter of 2017 compared to $2.6 million for the same period of 2016. The primary reason for the decrease in income tax expense was the realization of $0.4 million of historic tax credits related to the remodel and restoration of the Company’s headquarters building in the third quarter of 2017, and the decrease in the level of taxable income between the two periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and September 30, 2016
Summary
For the nine months ended September 30, 2017, we earned net income of $20.3 million, compared with $16.5 million for the nine months ended September 30, 2016, an increase of 22.8%. The increase in net income was due primarily to a $6.7 million, or 10.0%, decrease in noninterest expense driven by a $4.2 million decrease in merger-related expenses, mainly in data processing ($1.9 million) and salaries and employee benefits expense ($1.5 million), attributable to the merger of Central Bank into MidWestOne Bank. Net interest income increased $2.7 million, or 3.6%, the provision for loans losses increased $3.5 million, or

105.6%, and noninterest income decreased $0.9 million, or 5.0%. Basic and diluted earnings per common share for the first nine months of 2017 were both $1.69, compared with $1.45 and $1.44, respectively, for the first nine months of 2016. Our annualized return on average assets for the first nine months of 2017 was 0.88% compared with 0.74% for the same period in 2016. Our annualized return on average shareholders’ equity was 8.20% for the nine months ended September 30, 2017 versus 7.28% for the nine months ended September 30, 2016. The annualized return on average tangible equity was 11.47% for the first nine months of 2017 compared with 10.98% for the same period in 2016.
The following table presents selected financial results and measures as of and for the nine months ended September 30, 2017 and 2016.

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2017	2016
Net Income	$20,289	$16,521
Average Assets	3,072,998	2,984,220
Average Shareholders’ Equity	330,682	303,146
Return on Average Assets*	0.88%	0.74%
Return on Average Shareholders’ Equity*	8.20	7.28
Return on Average Tangible Equity*	11.47	10.98
Total Equity to Assets (end of period)	11.02	10.31
Tangible Equity to Tangible Assets (end of period)	8.84	7.94
Tangible Book Value per Share	$22.20	$20.31
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
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2017	2016
Net Income:
Net income	$20,289	$16,521
Plus: Intangible amortization, net of tax (1)	1,568	1,980
Adjusted net income	$21,857	$18,501
Average Tangible Equity:
Average total shareholders’ equity	$330,682	$303,146
Less: Average intangibles, net of amortization	(78,550)	(82,237)
Plus: Average deferred tax liability associated with intangibles	2,585	4,134
Average tangible equity	$254,717	$225,043
Return on Average Tangible Equity (annualized)	11.47%	10.98%
Net Income:
Net income	$20,289	$16,521
Plus: Merger-related expenses	—	4,162
Net tax effect of merger-related expenses(2)	—	(1,544)
Net income exclusive of merger-related expenses	$20,289	$19,139
Diluted average number of shares	11,999,608	11,451,958
Earnings Per Common Share-Diluted	$1.69	$1.44
Earnings Per Common Share-Diluted, exclusive of merger-related expenses	$1.69	$1.67
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Computed based on qualifying tax deductible expenses, assuming a federal income tax rate of 35%.

Adjusted Noninterest Income:
Noninterest income	$16,836	$17,714
Less: Gain on sale of available for sale securities	(196)	(467)
Gain on sale of held to maturity securities	(43)	—
(Gain) loss on sale of premises and equipment	(2)	462
Other gain	(64)	(1,617)
Adjusted noninterest income	$16,531	$16,092
Total Revenue:
Net interest income	$77,764	$75,076
Plus: Noninterest income	16,836	17,714
Less: Gain on sale of available for sale securities	(196)	(467)
Gain on sale of held to maturity securities	(43)	—
(Gain) loss on sale of premises and equipment	(2)	462
Other gain	(64)	(1,617)
Total Revenue	$94,295	$91,168
Adjusted Noninterest Income as a Percentage of Total Revenue	17.5%	17.7%

	As of September 30,
(dollars in thousands, except per share amounts)	2017	2016
Tangible Equity:
Total shareholders’ equity	$346,563	$309,584
Plus: Deferred tax liability associated with intangibles	2,141	3,422
Less: Intangible assets, net	(77,413)	(80,749)
Tangible equity	$271,291	$232,257
Tangible Assets:
Total assets	$3,144,199	$3,001,974
Plus: Deferred tax liability associated with intangibles	2,141	3,422
Less: Intangible assets, net	(77,413)	(80,749)
Tangible assets	$3,068,927	$2,924,647
Common shares outstanding	12,218,528	11,435,860
Tangible Book Value Per Share	$22.20	$20.31
Tangible Equity/Tangible Assets	8.84%	7.94%

Net Interest Income
Our net interest income for the nine months ended September 30, 2017, was $77.8 million, up $2.7 million, or 3.6%, from $75.1 million for the nine months ended September 30, 2016, primarily due to an increase of $4.4 million, or 5.2%, in interest income. Interest income on investment securities rose $2.4 million, or 23.8%, to $12.6 million for the first nine months of 2017 compared to the first nine months of 2016 primarily due to an increase of $112.6 million in the average balance between the comparative periods, as investment securities yields remained constant. Loan interest income increased $2.0 million, or 2.8%, to $76.1 million for the first nine months of 2017 compared to the first nine months of 2016, primarily due to the 9 basis point increase in average loan yield between the two periods, which included the effect of an increase in the discount accretion related to the 2016 merger of the Company with Central, to $3.8 million for the nine months ended September 30, 2017, compared to $2.4 million for the nine months ended September 30, 2016. The increased loan yield was enhanced by an $17.5 million, or 0.8%, increase in the average balance of loans between the comparative periods. These income increases were partially offset by an increase of $1.7 million, or 18.0%, in interest expense, to $11.0 million for the nine months ended September 30, 2017, compared to $9.3 million for the first nine months of 2016. Interest expense on deposits increased $1.5 million, or 22.7%, to $8.4 million for the nine months ended September 30, 2017 compared to $6.8 million for the nine months ended September 30, 2016, primarily due to the interest expense on deposits for the nine months ended September 30, 2017 including no merger-related amortization of the purchase accounting premium on certificates of deposit, and the interest expense on deposits for the nine months ended September 30, 2016 including $0.8 million in merger-related amortization. Interest expense related to borrowings rose slightly between the two periods.

The Company posted a net interest margin of 3.85% for the first nine months of 2017, up 2 basis points from the net interest margin of 3.83% for the same period in 2016. For the first nine months of 2017 compared with the same period in 2016, a 9 basis point increase in loan yields and a higher volume of average loans, coupled with a higher average balance of investment securities, which generally have a lower yield compared to loans, resulted in an 8 basis point increase in the yield on earning assets. This increase in income was mostly offset by a 22 basis point increase in the cost of certificates of deposit due primarily to the aforementioned decrease in deposit premium amortization, and was the primary factor in an 8 basis point increase in the cost of interest-bearing liabilities.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the nine months ended September 30, 2017 and 2016. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,182,275	$77,386	4.74%	$2,164,740	$75,379	4.65%
Investment securities:
Taxable investments	426,429	7,897	2.48	341,621	5,924	2.32
Tax exempt investments (2)	217,524	7,190	4.42	189,712	6,504	4.58
Total investment securities	643,953	15,087	3.13	531,333	12,428	3.12
Federal funds sold and interest-bearing balances	5,636	51	1.21	40,813	145	0.47
Total interest-earning assets	$2,831,864	$92,524	4.37%	$2,736,886	$87,952	4.29%

Cash and due from banks	35,281			37,120
Premises and equipment	74,960			76,247
Allowance for loan losses	(22,625)			(20,736)
Other assets	153,518			154,703
Total assets	$3,072,998			$2,984,220

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,340,521	$2,778	0.28%	$1,270,067	$2,562	0.27%
Certificates of deposit	677,249	5,591	1.10	650,176	4,260	0.88
Total deposits	2,017,770	8,369	0.55	1,920,243	6,822	0.47
Federal funds purchased and repurchase agreements	85,197	277	0.43	74,006	151	0.27
Federal Home Loan Bank borrowings	104,579	1,321	1.69	106,909	1,387	1.73
Long-term debt and other	41,304	1,051	3.40	46,452	978	2.81
Total borrowed funds	231,080	2,649	1.53	227,367	2,516	1.48
Total interest-bearing liabilities	$2,248,850	$11,018	0.66%	$2,147,610	$9,338	0.58%

Net interest spread(2)			3.71%			3.71%

Demand deposits	472,482			514,991
Other liabilities	20,984			18,473
Shareholders’ equity	330,682			303,146
Total liabilities and shareholders’ equity	$3,072,998			$2,984,220

Interest income/earning assets (2)	$2,831,864	$92,524	4.37%	$2,736,886	$87,952	4.29%
Interest expense/earning assets	$2,831,864	$11,018	0.52%	$2,736,886	$9,338	0.46%
Net interest margin (2)(4)		$81,506	3.85%		$78,614	3.83%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,251			$1,285
Securities		2,491			2,253
Total tax equivalent adjustment		3,742			3,538
Net Interest Income		$77,764			$75,076

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the nine months ended September 30, 2017, compared to the same period in 2016, reported on a fully tax-equivalent basis assuming a 35% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2017 Compared to 2016 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$592	$1,415	$2,007
Investment securities:
Taxable investments	1,544	429	1,973
Tax exempt investments	1,044	(358)	686
Total investment securities	2,588	71	2,659
Federal funds sold and interest-bearing balances	(247)	153	(94)
Change in interest income	2,933	1,639	4,572
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	130	86	216
Certificates of deposit	190	1,141	1,331
Total deposits	320	1,227	1,547
Federal funds purchased and repurchase agreements	26	100	126
Federal Home Loan Bank borrowings	(32)	(34)	(66)
Other long-term debt	(164)	237	73
Total borrowed funds	(170)	303	133
Change in interest expense	150	1,530	1,680
Change in net interest income	$2,783	$109	$2,892
Percentage change in net interest income over prior period			3.7%
Interest income and fees on loans on a tax-equivalent basis increased $2.0 million, or 2.7%, in the first nine months of 2017 compared to the same period in 2016. This increase reflects the effect of the merger-related discount accretion for loans of $3.8 million in the first nine months of 2017, compared to $2.4 million of discount accretion in the first nine months of 2016. The increased income is mainly due to a 9 basis point increase in yield on loans, from 4.65% in the first nine months of 2016 to 4.74% in the same period of 2017. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. Average loan balances experienced an increase of $17.5 million, or 0.8%, in the first nine months of 2017 compared to the same period in 2016, primarily resulting from loan originations exceeding loan payments and payoffs. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $15.1 million in the first nine months of 2017 compared with $12.4 million for the same period of 2016, reflecting $0.2 million of purchase accounting premium amortization expense in both the 2016 and 2017 periods. The tax-equivalent yield on our investment portfolio for the first nine months of 2017 increased to 3.13% from 3.12% in the comparable period of 2016. The average balance of investments in the first nine months of 2017 was $644.0 million compared with $531.3 million in the first nine months of 2016, an increase of $112.6 million, or 21.2%. The increase in average balance resulted primarily from investment of the proceeds from the sale of newly issued common stock at the end of the first quarter and beginning of the second quarter of 2017.
Interest expense on deposits was $8.4 million for the first nine months of 2017 compared with $6.8 million for the same period in 2016. This increase was primarily due to interest expense on deposits for the nine months ended September 30, 2017 including no merger-related amortization of the purchase accounting premium on certificates of deposit and the nine months ended September 30, 2016, including $0.8 million in merger-related amortization. Additionally, average interest-bearing deposits for the first nine months of 2017 increased $97.5 million, or 5.1%, compared with the same period in 2016, due primarily to an increased focus by the Company on gathering new deposits. The weighted average rate paid on interest-bearing deposits was 0.55% for the first nine months of 2017 compared with 0.47% for the first nine months of 2016. This increase reflects the effect of no merger-related amortization of the purchase accounting premium on certificates of deposit for the first nine months of 2017 compared with $0.8 million for the first nine months of 2016. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.
Interest expense on borrowed funds in the first nine months of 2017 was $2.6 million, compared with $2.5 million for the same period in 2016, an increase of $0.1 million, or 5.3%. Average borrowed funds for the first nine months of 2017 were $3.7 million higher compared with the same period in 2016. The decrease in the average level of FHLB borrowings of $2.3 million, or 2.2%, coupled with a $5.1 million, or 11.1%, decrease in long-term debt and junior subordinated notes, was partially offset by an increase in the average balance of federal funds purchased and repurchase agreements of $11.2 million, or 15.1%, all for the first nine months of 2017 compared to the first nine months of 2016. The weighted average rate on borrowed funds for the first nine months of 2017 was 1.53%, an increase of 5 basis points from 1.48% for the first nine months of 2016.
Provision for Loan Losses
We recorded a provision for loan losses of $6.7 million in the first nine months of 2017, compared to $3.2 million for the same period of 2016, an increase of $3.5 million, or 105.6%. This increase was due to loan growth (excluding loans held for sale) of $98.7 million for the nine months ended September 30, 2017 compared to a decrease of $10.1 million for the same period in 2016. In addition, the Company’s methodology requires increased reserves when a loan moves from pass to watch or substandard. During the first nine months of 2017 approximately $35.0 million of loans have moved from a pass rating to a watch, and $3.0 million have moved to substandard rating, primarily in commercial, commercial real estate-other, and agricultural loans. During the same time period in 2016 there was a decrease in watch and classified loan balances of approximately $7.0 million. Lastly, a loan identified as a substandard loan at December 31, 2016 and renewed as a troubled debt restructuring in the first quarter of 2017 required an additional allocation of approximately $1.8 million during the quarter. The Company’s additional provision in the third quarter of 2017 boosts the allowance for loan losses to total non-acquired loans ratio to 1.34%. Net loans charged off in the first nine months of 2017 totaled $2.0 million compared with $1.3 million in the first nine months of 2016.
Noninterest Income

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$4,594	$4,244	$350	8.2%
Service charges and fees on deposit accounts	3,835	3,887	(52)	(1.3)
Loan origination and servicing fees	2,532	2,806	(274)	(9.8)
Other service charges and fees	4,580	4,115	465	11.3
Bank-owned life insurance income	990	1,040	(50)	(4.8)
Gain on sale or call of available for sale securities	196	467	(271)	(58.0)
Gain on sale of held to maturity securities	43	—	43	NM
Gain (loss) on sale of premises and equipment	2	(462)	464	(100.4)
Other gain	64	1,617	(1,553)	(96.0)
Total noninterest income	$16,836	$17,714	$(878)	(5.0)%
Adjusted noninterest income as a % of total revenue*	17.5%	17.7%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
In the first nine months of 2017 total noninterest income decreased $0.9 million, or 5.0%, to $16.8 million from $17.7 million during the same period of 2016. This decline was primarily due to the $1.6 million decrease in other gains for the nine months ended September 30, 2017, compared to the same period in 2016. The first nine months of 2016 included a net gain on other real estate owned of $0.8 million and a net gain of $1.4 million on the sale of the Barron and Rice Lake, Wisconsin and Davenport, Iowa branch offices, partially offset by a writedown of other real estate owned of $0.5 million. Gains on the sale of available for sale securities decreased $0.3 million between the comparative 2016 and 2017 periods, and loan origination and servicing fees decreased $0.3 million, or 9.8%, between the comparative periods. These decreases were partially offset by a $0.5 million decline in loss on the sale of premises and equipment, and the increase of $0.4 million, or 8.2%, in trust, investment, and insurance fees to $4.6 million for the first nine months of 2017 compared with $4.2 million for the same period in 2016. Other service charges and fees increased $0.5 million, or 11.3%, to $4.6 million for the first nine months of 2017, from $4.1 million for the same period in 2016 due to a change in how electronic transaction expenses are classified. In prior periods these expenses were netted against revenues generated from electronic transactions, but now these expenses have been reassigned to the data processing expense line of noninterest expense for presentation purposes.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the nine months ended September 30, 2017, noninterest income comprised 17.5% of total revenues, compared with 17.7% for the same period in 2016. Despite recent downward trends in this ratio, management expects to see continued gradual improvement in future periods due to the implementation of new management strategies in the origination of residential real estate loans.
Noninterest Expense

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$35,712	$37,607	$(1,895)	(5.0)%
Net occupancy and equipment expense	9,323	9,870	(547)	(5.5)
Professional fees	2,991	3,181	(190)	(6.0)
Data processing expense	1,982	3,981	(1,999)	(50.2)
FDIC insurance expense	957	1,231	(274)	(22.3)
Amortization of intangible assets	2,412	3,046	(634)	(20.8)
Other operating expense	6,666	7,784	(1,118)	(14.4)
Total noninterest expense	$60,043	$66,700	$(6,657)	(10.0)%
Noninterest expense decreased to $60.0 million for the nine months ended September 30, 2017, compared with $66.7 million for the nine months ended September 30, 2016, a decrease of $6.7 million, or 10.0%, with all expense line items showing a decrease from the comparative period. The decrease was primarily due to the absence of merger related expenses for the nine months ended September 30, 2017, compared to $4.2 million for the nine months ended September 30, 2016 relating to the merger of Central Bank into MidWestOne Bank. Salaries and employee benefits decreased $1.9 million, or 5.0%, from $37.6 million for the nine months ended September 30, 2016, to $35.7 million for the nine months ended September 30, 2017. This decrease included $1.6 million of merger-related expenses for the nine months ended September 30, 2016. The rest of the decrease in salaries and employee benefits was primarily due to decreased staffing levels resulting from restructuring and the sales of branch offices during 2016. Data processing expense declined $2.0 million, or 50.2%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the inclusion of $1.9 million in contract termination expense in connection with the bank merger in 2016. Other operating expenses decreased $1.1 million, or 14.4%, from $7.8 million for the nine months ended September 30, 2016, to $6.7 million for the nine months ended September 30, 2017, primarily due to lower losses and deposit charge-offs.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 27.3% for the first nine months of 2017, and 27.7% for the first nine months of 2016. Income tax expense increased to $7.6 million in the first nine months of 2017 compared with $6.3 million for the same period of 2016, primarily due to the increase in the level of pre-tax income between the two periods.

FINANCIAL CONDITION
Our total assets were $3.14 billion at September 30, 2017, an increase of $64.6 million, or 2.1% from December 31, 2016. Loans increased $98.7 million, or 4.6%, from $2.17 billion at December 31, 2016 to $2.26 billion at September 30, 2017, and Bank-owned life insurance increased $12.2 million, or 25.8%, between these two dates, due to a recent expansion of the program to include additional employees due to the Central merger. These increases were partially offset by decreases in investment securities of $35.4 million, or 5.5%, loans held for sale of $3.6 million, or 85.6%, intangible assets of $2.4 million, or 15.9%, and cash and cash equivalents of $1.1 million, or 2.6%, between December 31, 2016 and September 30, 2017. Total deposits at September 30, 2017, were $2.49 billion, an increase of $10.0 million, or 0.4%, from December 31, 2016. The mix of deposits saw increases between December 31, 2016 and September 30, 2017 of $20.1 million, or 3.1%, in certificates of deposit, $5.8 million, or 2.9%, in savings deposits, and $1.3 million, or 0.1%, in interest-bearing checking deposits. These increases were partially offset by a decrease in non-interest bearing demand deposits of $17.2 million, or 3.5% between December 31, 2016, and September 30, 2017. Between December 31, 2016 and September 30, 2017, FHLB borrowings increased $30.0 million, or 26.1% to $145.0 million, while federal funds purchased declined $19.0 million, or 53.2%, to $16.7 million compared to $35.7 million. The overall increase in borrowings was used to supplement the increase in deposits and decrease in investment securities to provide liquidity for the origination of new loans. At September 30, 2017, long-term debt had an outstanding balance of $13.8 million, a decrease of $3.8 million, or 21.4%, from December 31, 2016, due to normal scheduled repayments. Securities sold under agreements to repurchase rose $5.8 million between December 31, 2016 and September 30, 2017, due to normal cash need fluctuations by customers.

Investment Securities
Investment securities totaled $610.5 million at September 30, 2017, or 19.4% of total assets, a decrease of $35.4 million from $645.9 million as of December 31, 2016. A total of $427.2 million of the investment securities were classified as available for sale at September 30, 2017, compared to $477.5 million at December 31, 2016. This represents a decrease in investment securities available for sale of $50.3 million, or 10.5%, from December 31, 2016 to September 30, 2017. As of September 30, 2017, the portfolio consisted mainly of obligations of states and political subdivisions (44.8%), mortgage-backed securities and collateralized mortgage obligations (39.8%), and corporate debt securities (14.1%). Investment securities held to maturity were $183.3 million at September 30, 2017, compared to $168.4 million at December 31, 2016, an increase of $14.9 million, or 8.9%.
Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	September 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
(dollars in thousands)
Agricultural	$108,188	4.8%	$113,343	5.2%
Commercial and industrial	512,034	22.6	459,481	21.2
Credit cards(1)	—	—	1,489	0.1
Commercial real estate:
Construction and development	143,749	6.3	126,685	5.9
Farmland	87,529	3.9	94,979	4.4
Multifamily	136,724	6.0	136,003	6.3
Commercial real estate-other	760,100	33.6	706,576	32.6
Total commercial real estate	1,128,102	49.8	1,064,243	49.2
Residential real estate:
One- to four-family first liens	362,695	16.0	372,233	17.2
One- to four-family junior liens	115,750	5.1	117,763	5.4
Total residential real estate	478,445	21.1	489,996	22.6
Consumer	37,042	1.7	36,591	1.7
Total loans	$2,263,811	100.0%	$2,165,143	100.0%
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
Total loans (excluding loans held for sale) increased $98.7 million, or 4.6%, from $2.17 billion at December 31, 2016 to $2.26 billion at September 30, 2017. The mix of loans saw increases between December 31, 2016 and September 30, 2017 primarily concentrated in commercial real estate-other, commercial and industrial, construction and development, multifamily, and consumer loans. Decreases occurred in residential real estate, farmland, and agricultural loans. As of September 30, 2017, the largest category of loans was commercial real estate loans, comprising approximately 50% of the portfolio, of which 6% of total loans were multifamily residential mortgages, 6% of total loans were construction and development, and 4% of total loans were farmland. Commercial and industrial loans was the next largest category at 23% of total loans, followed by residential real estate loans at 21%, agricultural loans at 5%, and consumer loans at 2%. Included in these totals are $19.8 million, net of a discount of $2.2 million, or 0.9% of the total loan portfolio, in purchased credit impaired loans as a result of the merger between the Company and Central in 2015.
We have minimal direct exposure to subprime mortgages in our loan portfolio. Our loan policy provides a guideline that real estate mortgage borrowers have a Beacon score of 640 or greater. Exceptions to this guideline have been noted, but the overall exposure is deemed minimal by management. Mortgages we originate and sell on the secondary market are typically underwritten according to the guidelines of secondary market investors. These mortgages are sold on a non-recourse basis.
Premises and Equipment
As of September 30, 2017, premises and equipment totaled $75.0 million, substantially unchanged from December 31, 2016. Normal depreciation expense of $3.1 million was offset by ongoing capital improvement projects.
Deposits
Total deposits as of September 30, 2017 were $2.49 billion, an increase of $10.0 million, or 0.4% from December 31, 2016. Interest-bearing checking deposits were the largest category of deposits at September 30, 2017, representing approximately 45.7% of total deposits. Total interest-bearing checking deposits were $1.14 billion at September 30, 2017, unchanged from December 31, 2016. Included in interest-bearing checking deposits at September 30, 2017 were $36.5 million of brokered deposits in the Insured

Cash Sweep (ICS) program, a decrease of $2.5 million, or 6.4%, from $39.0 million at December 31, 2016. Non-interest bearing demand deposits were $477.4 million at September 30, 2017, a decrease of $17.2 million, or 3.5%, from $494.6 million at December 31, 2016. Savings deposits were $203.5 million at September 30, 2017, an increase of $5.8 million, or 2.9%, from$197.7 million at December 31, 2016. Total certificates of deposit were $671.9 million at September 30, 2017, up $20.1 million, or 3.1%, from $651.9 million at December 31, 2016. Included in total certificates of deposit at September 30, 2017 was $5.2 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $2.5 million, or 95.4%, from December 31, 2016. Based on recent experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity, as the interest rate environment begins to trend upward. Approximately 86.0% of our total deposits were considered “core” deposits as of September 30, 2017.
Goodwill and Other Intangible Assets
Goodwill was $64.7 million as of September 30, 2017, the same as at December 31, 2016. Other intangible assets decreased $2.4 million, or 15.9%, to $12.8 million at September 30, 2017 compared to $15.2 million at December 31, 2016, due to normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Debt
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $145.0 million as of September 30, 2017, compared with $115.0 million as of December 31, 2016. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.8 million as of September 30, 2017, substantially unchanged from December 31, 2016. See Note 9. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $13.8 million was outstanding as of September 30, 2017. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at September 30, 2017 and December 31, 2016:

	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
(in thousands)
September 30, 2017
Agricultural	$—	$2,637	$517	$3,154
Commercial and industrial(1)	190	1,469	3,072	4,731
Commercial real estate:
Construction and development	—	—	1,060	1,060
Farmland	—	—	393	393
Multifamily	—	—	—	—
Commercial real estate-other	—	730	13,285	14,015
Total commercial real estate	—	730	14,738	15,468
Residential real estate:
One- to four- family first liens	262	695	1,357	2,314
One- to four- family junior liens	34	—	143	177
Total residential real estate	296	695	1,500	2,491
Consumer	—	—	44	44
Total	$486	$5,531	$19,871	$25,888
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
Not included in the loans above as of September 30, 2017, were purchased credit impaired loans with an outstanding balance of $0.5 million, net of a discount of $0.1 million.
Our nonperforming assets (which include nonperforming loans and OREO) totaled $27.2 million as of September 30, 2017, a decrease of $3.3 million, or 10.9%, from December 31, 2016. The balance of OREO at September 30, 2017 was $1.3 million, down $0.8 million, from $2.1 million of OREO at December 31, 2016. During the first nine months of 2017, the Company had a net decrease of 21 properties in other real estate owned. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of September 30, 2017. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans decreased from $28.5 million, or 1.31% of total loans, at December 31, 2016, to $25.9 million, or 1.14% of total loans, at September 30, 2017. At September 30, 2017, nonperforming loans consisted of $19.9 million in nonaccrual loans, $5.5 million in troubled debt restructures (“TDRs”) and $0.5 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $20.7 million, TDRs of $7.3 million, and loans past due 90 days or more and still accruing interest of $0.5 million at December 31, 2016. Nonaccrual loans decreased $0.8 million between December 31, 2016, and September 30, 2017. The balance of TDRs decreased $1.8 million between these two dates, as the addition of six loans (representing three lending relationships) totaling $1.9 million was offset by payments collected from TDR-status borrowers totaling $2.8 million, and three loans totaling $0.9 million moving to non-disclosed status. Loans 90 days past due and still accruing interest were unchanged between December 31, 2016, and September 30, 2017. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) decreased to $5.5 million at September 30, 2017, compared with $7.8 million at December 31, 2016. As of September 30, 2017, the allowance for loan losses was $26.5 million, or 1.17% of total loans, compared with $21.9 million, or 1.01% of total loans at December 31, 2016. The allowance for loan losses represented 102.40% of nonperforming loans at September 30, 2017, compared with 76.76% of nonperforming loans at December 31, 2016. The Company had net loan charge-offs of $2.0 million in the nine months ended September 30, 2017, or an annualized 0.12% of average loans outstanding, compared to net charge-offs of $1.3 million, or an annualized 0.08% of average loans outstanding, for the same period of 2016.
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
During the nine months ended September 30, 2017, the Company restructured ten loans by granting concessions to borrowers experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$5,531	$7,312
Not in compliance with modified terms - on nonaccrual status or 90 days or more past due and still accruing interest	12,682	1,003
Total restructured loans	$18,213	$8,315
Allowance for Loan Losses
Our ALLL as of September 30, 2017 was $26.5 million, which was 1.17% of total loans and 1.34% of non-acquired loans as of that date. This compares with an ALLL of $21.9 million as of December 31, 2016, which was 1.01% of total loans and 1.27% of non-acquired loans as of that date. Gross charge-offs for the first nine months of 2017 totaled $2.7 million, while there was $0.7 million in recoveries of previously charged-off loans. The ratio of annualized net loan charge offs to average loans for the first nine months of 2017 was 0.12% compared to 0.26% for the year ended December 31, 2016. As of September 30, 2017, the ALLL was 102.4% of nonperforming loans compared with 76.8% as of December 31, 2016. Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2017, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.

There were no changes to our ALLL calculation methodology during the first nine months of 2017. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
Non-acquired loans with a balance of $1.90 billion at September 30, 2017, had $25.5 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.34%, compared to balances of $1.68 billion and an an allocated allowance for loan loss to non-acquired loan ratio of 1.27% at December 31, 2016. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At September 30, 2017
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,900,824	$—	$1,900,824	$25,484	1.34%	1.34%
Total Acquired Loans	372,549	9,562	362,987	1,026	0.28	2.84
Total Loans	$2,273,373	$9,562	$2,263,811	$26,510	1.17%	1.59%

	At December 31, 2016
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,677,935	$—	$1,677,935	$21,229	1.27%	1.27%
Total Acquired Loans	500,423	13,215	487,208	621	0.12	2.76
Total Loans	$2,178,358	$13,215	$2,165,143	$21,850	1.01%	1.61%
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
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At September 30, 2017, there were 25 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 169 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 4 of these equity loans and other financial institutions have the first lien on the remaining 165. Additionally, there were 185 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2017, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $346.6 million as of September 30, 2017, compared to $305.5 million as of December 31, 2016, an increase of $41.1 million, or 13.5%. This increase was primarily attributable to the issuance of 750,000 shares of common stock in a public offering, resulting in $24.4 million of additional capital, net of expenses. Also contributing to the increase in capital was net income of $20.3 million for the first nine months of 2017, a $1.8 million increase in accumulated other comprehensive income due to market value adjustments on investment securities available for sale, and a $0.6 million decrease in treasury stock due to the issuance of 32,168 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $6.0 million in common stock dividends. No shares of Company common stock were repurchased in the first nine months of 2017. The total shareholders’ equity to total assets ratio was 11.02% at September 30, 2017, up from 9.92% at December 31, 2016. The tangible equity to tangible assets ratio was 8.84% at September 30, 2017, compared with 7.62% at December 31, 2016. Tangible book value per share was $22.20 at September 30, 2017, an increase from $20.00 per share at December 31, 2016.
Our Tier 1 capital to risk-weighted assets ratio was 11.43% as of September 30, 2017 and was 10.73% as of December 31, 2016. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2017, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
The Company and the Bank are subject to the Basel III regulatory capital reforms (the “Basel III Rules”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies). In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016, at 0.625% of risk-weighted assets, was 1.25% of risk-weighted assets effective January 1, 2017, and further increases each subsequent year by an additional 0.625% until reaching the final level of 2.5% on January 1, 2019. At September 30, 2017, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 4.46%, while the Bank’s was 4.57%.
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

	At September 30,	At December 31,
(in thousands)	2017	2016
Tier 1 capital
Total shareholders’ equity	$346,563	$305,456
Less: Net unrealized gains on securities available for sale	(665)	1,133
Disallowed Intangibles	(73,188)	(71,951)
Common equity tier 1 capital	$272,710	234,638
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,768	23,692
Tier 1 capital	$296,478	$258,330
Risk-weighted assets	$2,593,082	$2,407,661
Tier 1 capital to risk-weighted assets	11.43%	10.73%
Common equity tier 1 capital to risk-weighted assets	10.52%	9.75%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
At September 30, 2017
Consolidated:
Total capital/risk based assets	$323,049	12.46%	$239,860	9.250%	N/A	N/A
Tier 1 capital/risk based assets	296,499	11.43	187,998	7.250	N/A	N/A
Common equity tier 1 capital/risk based assets	272,731	10.52	149,102	5.750	N/A	N/A
Tier 1 capital/adjusted average assets	296,499	9.80	120,966	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$325,099	12.57%	$239,160	9.250%	$258,551	10.00%
Tier 1 capital/risk based assets	298,589	11.55	187,450	7.250	206,841	8.00
Common equity tier 1 capital/risk based assets	298,589	11.55	148,667	5.750	168,058	6.50
Tier 1 capital/adjusted average assets	298,589	9.88	120,827	4.000	151,034	5.00
At December 31, 2016
Consolidated:
Total capital/risk based assets	$280,396	11.65%	$207,661	8.625%	N/A	N/A
Tier 1 capital/risk based assets	258,304	10.73	159,508	6.625	N/A	N/A
Common equity tier 1 capital/risk based assets	234,638	9.75	123,393	5.125	N/A	N/A
Tier 1 capital/adjusted average assets	258,304	8.75	118,040	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$286,959	11.96%	$206,892	8.625%	$239,875	10.00%
Tier 1 capital/risk based assets	264,871	11.04	158,917	6.625	191,900	8.00
Common equity tier 1 capital/risk based assets	264,871	11.04	122,936	5.125	155,919	6.50
Tier 1 capital/adjusted average assets	264,871	8.98	118,000	4.000	147,500	5.00
* The ratios for December 31, 2016 include a capital conservation buffer of 0.625%, and the ratios for September 30, 2017 include a capital conservation buffer of 1.25%
On February 15, 2017, 25,400 restricted stock units were granted to certain officers of the Company, and on May 15, 2017, 7,600 restricted stock units were granted to members of the board of directors of the Company. Additionally, during the first nine months of 2017, 26,875 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,957 shares were surrendered by grantees to satisfy tax requirements, and no nonvested restricted stock units were forfeited. In the first nine months of 2017, 8,250 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $42.1 million as of September 30, 2017, compared with $43.2 million as of December 31, 2016. Interest-bearing deposits in banks at September 30, 2017, were $3.0 million, an increase of $1.2 million from $1.8 million at December 31, 2016. Investment securities classified as available for sale, totaling $427.2 million and $477.5 million as of September 30, 2017 and December 31, 2016, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of September 30, 2017 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2016 and September 30, 2017 were proceeds from the maturity and sale of investment securities and the issuance of common stock. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.

As of September 30, 2017, we had $13.8 million of long-term debt outstanding to an unaffiliated banking organization. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.8 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 9. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of September 30, 2017, outstanding commitments to extend credit totaled approximately $533.0 million.
Commitments under standby and performance letters of credit outstanding totaled $9.8 million as of September 30, 2017. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2017, there were approximately $0.6 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
In addition to interest rate risk, economic conditions in recent years have made liquidity risk (in particular, funding liquidity risk) a more prevalent concern among financial institutions. In general, liquidity risk is the risk of being unable to fund an entity’s obligations to creditors (including, in the case of banks, obligations to depositors) as such obligations become due or to fund its acquisition of assets.
Liquidity Risk
Liquidity refers to our ability to fund operations, to meet depositor withdrawals, to provide for our customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.

Net cash inflows from operating activities were $34.0 million in the first nine months of 2017, compared with $32.1 million in the first nine months of 2016. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $76.5 million in the first first nine months of 2017, compared to net cash outflows of $27.3 million in the comparable nine-month period of 2016. In the first nine months of 2017, investment securities transactions resulted in net cash inflows of $37.6 million, compared to outflows of $39.4 million during the same period of 2016. Net cash outflows related to the net increase in loans were $100.9 million for the first nine months of 2017, compared with $7.1 million of net cash inflows related to the net decrease in loans for the same period of 2016. Purchases of bank owned life insurance resulted in $11.2 million of cash outflows in the first nine months of 2017.
Net cash inflows from financing activities in the first nine months of 2017 were $41.4 million, compared with net cash inflows of $2.0 thousand for the same period of 2016. The largest financing cash inflows during the nine months ended September 30, 2017 were a net increase of $30.0 million in FHLB borrowings, $24.4 million of proceeds, net of expenses, from the issuance of common stock, and an increase of $10.0 million in deposits. Uses of cash were a decrease of $19.0 million in federal funds purchased, $6.0 million to pay dividends, and $3.8 million of payments on long-term debt.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of September 30, 2017, the Bank had $145.0 million in outstanding FHLB borrowings, leaving $162.2 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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

Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2017.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2017, the Bank had municipal securities with an approximate market value of $13.0 million pledged for liquidity purposes, and had a borrowing capacity of $11.7 million.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between September 30, 2017 and December 31, 2016. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points, or an immediate increase of 100 basis points or 200 basis points (an immediate decrease of 200 basis points was considered unlikely):

	Immediate Change in Rates
	-100	+100	+200
(dollars in thousands)
September 30, 2017
Dollar change	$(1,327)	$258	$246
Percent change	(1.3)%	0.3%	0.2%
December 31, 2016
Dollar change	$(1,276)	$157	$453
Percent change	(1.3)%	0.2%	0.5%
As of September 30, 2017, 38.4% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 64.8% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our equity securities during the third quarter of 2017.
On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased $1.2 million of common stock since the plan was announced in July 2014. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of September 30, 2017.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

10.1	Employment Agreement between MidWestOne Financial Group, Inc. and Charles N. Funk, effective October 18, 2017	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2017

10.2	Employment Agreement between MidWestOne Financial Group, Inc. and Kevin Kramer, effective October 18, 2017	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2017

10.3	Employment Agreement between MidWestOne Financial Group, Inc. and Kent L. Jehle, effective October 18, 2017	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2017

10.4	Employment Agreement between MidWestOne Financial Group, Inc. and Katie Lorenson, effective October 18, 2017	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2017

10.5	Employment Agreement between MidWestOne Financial Group, Inc. and James M. Cantrell, effective October 18, 2017	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 2, 2017	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ KATIE A. LORENSON
Katie A. Lorenson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)