Form 10-K
period 2017-12-31
MidWestOne Financial Group, Inc.
filed 2018-03-01
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
None
(Title of class)
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of February 26, 2018, was 12,235,240.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 19, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
As of December 31, 2017, we had total consolidated assets of $3.21 billion, total deposits of $2.61 billion and total shareholders’ equity of $340.3 million, all of which is common shareholders’ equity. For the year ended December 31, 2017, we generated net income available to common shareholders of $18.7 million, which was a decrease from the net income available to common shareholders of $20.4 million for the year ended December 31, 2016, and a decrease from the net income available to common shareholders of $25.1 million for the year ended December 31, 2015. For our complete financial information as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017, see Item 8. Financial Statements and Supplementary Data.
The Bank operates a total of 44 branch locations, including its specialized Home Mortgage Center. It operates 23 branches in 13 counties throughout central and east-central Iowa, and 18 offices, which includes 17 branches and a loan production office, in the Twin Cities metro area and western Wisconsin. Additionally, the Bank operates two Florida offices in Naples and Fort Myers, and one office in Denver, Colorado. The Bank provides full-service retail banking in and around the communities in which their respective branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The Bank offers commercial and industrial, agricultural, commercial and residential real estate and consumer loans. Other products and services include debit cards, automated teller machines, online banking, mobile banking, and safe deposit boxes. The principal services of the Bank consist of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. The Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, and conservatorships and providing property management, farm management, custodial, financial planning, investment management and retail brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
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
Market Areas
Our holding company’s principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 24,500 undergraduate students and 8,900 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 811-bed comprehensive academic medical center and regional referral center with approximately 1,650 staff physicians, residents, and fellows and approximately 2,300 professional nurses. The city of Iowa City has a total population of approximately 74,000 and the Iowa City metropolitan statistical area (“MSA”) has a total population of approximately 161,000. Iowa City is the fifth largest city in the state of Iowa, and Johnson County is the second fastest growing county in Iowa. Based on deposit information collected by the Federal Deposit Insurance Corporation (the ”FDIC”) as of June 30, 2017, the most recent date for which data is available, the Bank had the second highest deposit market share in the Iowa City MSA at approximately 16.8% compared to 20 other institutions in the market.
The Bank operates 23 branch offices in 13 counties in central and east-central Iowa, 13 branches along with a loan production office in Minnesota, 4 branches in Wisconsin, 2 branches in Florida, and 1 branch in Denver, Colorado. Based on deposit information collected by the FDIC as of June 30, 2017, in 7 of the 13 counties in Iowa, the Bank held between 8% and 43% of the deposit market share, which includes Mahaska County, Iowa, where the Bank held approximately 42% of the deposit market share. In the remaining 6 counties of Iowa, the Bank’s market share is less than 8%. In Chisago County, Minnesota, the Bank held approximately 17% of the deposit market share, but less than 6% of the deposit market share in the other 7 counties in Minnesota. In Polk County, Wisconsin, the Bank held approximately 25% of the deposit market share. In the remaining 4 counties in Wisconsin, Florida and Colorado, the Bank’s market share is less than 5%.
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
Real Estate Loans
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2017, construction and development loans constituted approximately 7.3% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2017, we had $1.64 billion in combined residential, commercial, including construction and development loans, and farmland mortgage loans outstanding, which represented approximately 71.8% of our total loan portfolio.
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 20.5% of our total loan portfolio at December 31, 2017. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio, but sell most long-term loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2017, we serviced approximately $287.9 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2017, commercial and farmland real estate mortgage loans, including construction and development loans, constituted approximately 51.3% of our total loan portfolio.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2017, commercial and industrial loans comprised approximately 22.0% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 4.6% of our total loan portfolio at December 31, 2017.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2017, consumer loans comprised only 1.6% of our total loan portfolio.
Loan Pool Participations
The Company acquired its loan pool participations in the merger with former MidWestOne in 2008, and continued in this business following that merger. However, in 2010, the Company made the decision to exit this line of business and did not purchase new loan pool participations as existing pools paid down. The Company sold its remaining loan pool participations in June 2015, and has now completely exited this line of business.

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
The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other finance-related services. Our offices in Iowa, Minnesota, Wisconsin, Florida, and Colorado compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured state-chartered banks. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
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
Employees
As of December 31, 2017, we had 610 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.
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
Supervision and Regulation
General
FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking (the “Iowa Division”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to our assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and the bank regulatory agencies, little substantive progress has yet been made. The true impact of proposed reforms remains difficult to predict with any certainty.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on our capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.
Regulatory Emphasis on Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk-weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. As most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk weight categories and recognized risks well above the original 100% risk-weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.
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
The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk-weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.
Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over four years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.
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
Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
As of December 31, 2017: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
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
Regulation and Supervision of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a financial holding company, we are registered with, and subject to regulation by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Bank as the Federal Reserve may require.
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
In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that we are not well-capitalized or well-managed, we will have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that the Bank has not received a satisfactory CRA rating, we will not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. We have consolidated assets greater than $1 billion and less than $50 billion and we are considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.
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

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Regulation and Supervision of the Bank
General. The Bank is an Iowa-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Iowa-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.28% on September 30, 2017. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (FICO) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank (“FHLB”) Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 54 cents per $100 dollars of assessable deposits.
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2017, the Bank paid supervisory assessments to the Iowa Division totaling approximately $147,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (LCR), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these tests only apply to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. We are reviewing our liquidity risk management policies in light of the LCR and NSFR.
Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.
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
Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
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
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (CRE Guidance) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.
Based on the Bank’s loan portfolio as of December 31, 2017, it did not exceed the 300% guideline for commercial real estate loans.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators. We do not currently expect the CFPB’s rules to have a significant impact on our operations, except for higher compliance costs.
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
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in our allowance for loan losses and a reduction in net earnings;

•	our management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;

•
changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;

•	fluctuations in the value of our investment securities;

•	governmental monetary and fiscal policies;

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally, internationally, or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	war or terrorist activities which may cause deterioration in the economy or cause instability in credit markets;

•	cyber-attacks; and

•	other factors and risks described under “Risk Factors” herein.

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
We operate primarily in the Iowa City, Iowa and Minneapolis/St. Paul, Minnesota markets and their surrounding communities in the upper-Midwest. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
We must manage our credit risk effectively.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. We periodically examine our credit process and implement changes to improve our procedures and standards. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, or even if it does not, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
The small to mid-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.
We primarily serve the banking and financial services needs of small to mid-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns, and may experience volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. Should the economic conditions negatively impact the markets in which we operate, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts) were $609.1 million, or approximately 26.6% of our total loan portfolio, as of December 31, 2017. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
Payments on agricultural loans are dependent on the successful operation or management of the farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural portfolio. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
Our loan portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $1.17 billion, or approximately 51.3% of our total loan portfolio, as of December 31, 2017. Of this amount, $353.6 million, or approximately 15.5% of our total loan portfolio, are loans secured by owner-occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If problems develop in the commercial real estate sector, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital. In light of the continued general uncertainty that exists in the economy and credit markets nationally, we may experience deterioration in the performance of our commercial real estate loan customers.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our reserve or “allowance” for loan losses at a level considered appropriate by management to absorb probable loan losses based on an analysis of the portfolio, market environment and other factors we deem relevant. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains an allocation for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management has established an allowance for loan losses it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for loan losses. Higher loan losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers.
At December 31, 2017, our allowance for loan losses as a percentage of total gross loans was 1.23% and as a percentage of total nonperforming loans was approximately 117.59%. Although management believes that the allowance for loan losses is appropriate to absorb probable loan losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. We may be required to make additional provisions for loan losses in the future to supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. If we experience significant charge-offs in future periods or charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. An increase in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative impact on our financial condition and results of operations. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2017, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings, and excluded purchased credit impaired loans) totaled $23.9 million, or 1.04% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $25.9 million, or 1.13% of loans. In addition, we had $8.4 million in accruing loans (not included in the nonperforming loan totals) that were 31-89 days delinquent as of December 31, 2017.
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
We depend on the accuracy and completeness of information provided by customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers' representations that their financial statements conform to U.S. Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
We may encounter issues with environmental law compliance if we take possession, through foreclosure or otherwise, of the real property that secures a loan.
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
Substantially all of our business is conducted in the states of Iowa and Minnesota, and a significant portion is conducted in rural communities. The upper-Midwest economy, in general, is heavily dependent on agriculture and therefore the economy, and particularly the economies of the rural communities that we serve, can be greatly affected by severe weather conditions, including hail, droughts, storms, tornadoes and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy, which would negatively affect our profitability.
We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities such as deposits, may rise more quickly than the rate of interest that we receive on our interest bearing assets, such as loans, which could cause our profits to decrease. The impact on earnings can be more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.
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
Rising interest rates will likely result in a decline in value of our fixed-rate debt securities. Any unrealized losses resulting from holding these securities are recognized in other comprehensive income (or net income, if the decline is other-than- temporary), and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios used by many investors would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
In late 2015, the Federal Reserve’s Open Market Committee began the process of raising short-term interest rates from near-zero levels, however, the overall level of interest rates remains low. If short-term interest rates remain at these low levels for a prolonged period, and assuming longer term interest rates do not increase, we could experience net interest margin compression as our rates on our interest earning assets would decline while rates on our interest-bearing liabilities could fail to decline in tandem. Furthermore, if short-term interest rates continue to increase and long-term interest rates do not rise, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest-earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is included at Item 7A. Quantitative and Qualitative Disclosures About Market Risk under “Interest Rate Risk.” Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of customer deposits. Deposit balances can decrease when customers perceive alternative investments, such as the stock market, provide a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other, potentially higher cost funding alternatives. Other primary sources of funds consist of cash from operations, investment securities maturities and sales, and funds from sales of our stock. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the FHLB. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. In order to accommodate future capital needs we maintain a universal shelf registration statement, which allowed for future sale up to $75 million of securities. During the first and second quarters of 2017, we utilized the shelf registration and issued an additional 750,000 shares of common stock resulting in $24.4 million of new capital for the Company, net of expenses, leaving approximately $49.3 million of securities available to be issued under our shelf registration statement. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
We face the risk of possible future goodwill impairment.
We performed a valuation analysis of our goodwill, $64.7 million related to our acquisition of Central, as of October 1, 2017, and the analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in goodwill impairment charges. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2017, the fair value of our securities portfolio was approximately $642.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/ or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for, and valuation of, these types of securities.
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2017, we had $268.3 million of municipal securities (recorded values), which represented 41.7% of our total securities portfolio. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we have paid in the past or that we will be able to pay future dividends at all.
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank, including the requirement under the Iowa Banking Act that the Bank may not pay dividends in excess of its undivided profits. If these regulatory requirements are not met, the Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.
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
As of December 31, 2017, we had $23.8 million of junior subordinated debentures held by three statutory business trusts that we control. Interest payments on the debentures, which totaled $0.9 million for the year ended December 31, 2017, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
Our ability to attract and retain management and key personnel may affect future growth and earnings.
Much of our success and growth has been influenced by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain our executive officers, current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our operating strategy. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules, when adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

We face intense competition in all phases of our business from banks and other financial institutions.
The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, small local credit unions as well as large aggressive and expansion-minded credit unions, and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services.
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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.
In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity.

Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.
Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.
It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.
As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.
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

Our internal controls may be ineffective
Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our financial condition and results of operations.
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
We may be adversely affected by risks associated with completed and potential acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.
We plan to continue to grow our businesses organically but remain open to considering potential bank or other acquisition opportunities that make financial and strategic sense. In the event that we do pursue acquisitions, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.
In any acquisition that we complete, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations. Acquisition activities could be material to our business and involve a number of risks, including the following:

•
We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•
We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected.

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•
To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing voting and/or non-voting common stock or convertible preferred stock, which may have high dividend rights or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity, or issuing capital stock, which could dilute the interests of our existing shareholders.

•
We may be unsuccessful in realizing the anticipated benefits from acquisitions. For example, we may not be successful in realizing anticipated cost savings. We also may not be successful in preventing disruptions in service to existing customer relationships of the acquired institution, which could lead to a loss in revenues.

        In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.
Risks Relating to the Regulation of our Industry
We operate in a highly regulated industry and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.
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
There is uncertainty surrounding the potential legal, regulatory and policy changes by the current presidential administration in the U.S. that may directly affect financial institutions and the global economy.
The current presidential administration has indicated it would like to reduce the burdens associated with certain financial reform regulations including the Dodd-Frank Act, which has increased regulatory uncertainty. Changes in federal policy and at regulatory agencies are expected over time through policy and personnel changes, which could lead to changes in the level of oversight of the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions is uncertain, and at this time, it is unclear whether future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.
Legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.
The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise the premiums we pay for deposit insurance. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. However, the CFPB experienced a leadership change in late 2017, which is subject to ongoing litigation and may impact the CFPB’s policies and supervision and enforcement efforts. Moreover, the Dodd-Frank Act included provisions that affect corporate governance and executive compensation at all publicly traded companies.
In addition, the Company and the Bank are subject to the Basel III Rule. The Basel III Rule became effective on January 1, 2015 with a phase-in period through 2019 for many of the new rules. The Basel III Rule also expanded the definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that previously generally qualified as Tier 1 Capital do not qualify or their qualifications changed upon the effectiveness of the Basel III Rule. The Basel III Rule maintained the general structure of the prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the Basel III Rule, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.
These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.
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
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The Federal Reserve, the FDIC, and the Iowa Division of Banking periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place our bank into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA requires our bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.
The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network of the Treasury. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Our Common Stock
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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 23.0% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table is a listing of the Company’s operating facilities:

Facility Address	Facility Square Footage	Owned or Leased

Iowa Offices
802 13th Street in Belle Plaine	5,013	Owned
3225 Division Street in Burlington	10,550	Owned
4510 Prairie Parkway in Cedar Falls	14,500	Owned
120 West Center Street in Conrad	8,382	Owned
110 First Avenue in Coralville	5,000	Owned
58 East Burlington Avenue in Fairfield	5,896	Owned
2408 West Burlington Avenue in Fairfield	3,520	Owned
926 Avenue G in Fort Madison	3,548	Owned
102 South Clinton Street in Iowa City (1)	58,440	Owned
500 South Clinton Street in Iowa City (2)	44,427	Owned
1906 Keokuk Street in Iowa City	6,333	Owned
2233 Rochester Avenue in Iowa City	3,916	Owned
202 Main Street in Melbourne	2,800	Owned
10030 Highway 149 in North English	2,080	Owned
465 Highway 965 NE, Suite A in North Liberty	3,245	Leased
124 South First Street in Oskaloosa	7,160	Owned
222 First Avenue East in Oskaloosa	6,692	Owned
1001 Highway 57 in Parkersburg	7,420	Owned
700 Main Street in Pella	9,374	Leased
500 Oskaloosa Street in Pella	1,960	Owned
112 North Main Street in Sigourney	4,440	Owned
3110 Kimball Avenue in Waterloo	3,364	Leased
305 West Rainbow Drive in West Liberty	4,791	Owned

Minnesota Offices
7111 21st Avenue N. in Centerville	3,167	Owned
7031 20th Avenue S. in Centerville (3)	2,400	Leased
11151 Lake Boulevard in Chisago City	2,500	Owned
3585 124th Avenue in Coon Rapids	4,125	Owned
6640 Shady Oak Road in Eden Prairie	4,464	Leased
18233 Carson Court NW in Elk River	6,393	Owned
1650 South Lake Street in Forest Lake	8,150	Owned
945 Winnetka Avenue N. in Golden Valley	18,078	Owned
2120 Hennepin Avenue S. in Minneapolis	4,360	Owned
2104 Hastings Avenue in Newport	16,600	Owned
750 Central Avenue E., Suite 100 in Saint Michael	7,378	Leased
835 Southview Boulevard in South Saint Paul	11,088	Owned
2270 Frontage Road W. in Stillwater	12,730	Owned
3670 East County Line N. in White Bear Lake	5,440	Owned

Facility Address	Facility Square Footage	Owned or Leased

Wisconsin Offices
404 County Road UU in Hudson	5,300	Owned
880 Sixth Street N. in Hudson	4,763	Owned
304 Cascade Street in Osceola	21,500	Owned
2183 US Highway 8 E. in Saint Croix Falls	3,400	Owned

Florida Offices
1520 Royal Palm Square Boulevard, Suite 100 in Fort Myers	5,863	Leased
4099 Tamiami Trail N., Suite 100 in Naples	9,365	Leased

Colorado Office
1899 Wynkoop Street, Suite 100 in Denver	4,052	Leased

(1) - This facility is utilized as a branch in addition to housing the Company’s headquarters.
(2) - This facility contains a total of 63,206 square feet, of which the Bank occupies 44,427 square feet.
(3) - This facility is not a full service branch, but is used exclusively for the origination of Small Business Administration (SBA) loans.

The Bank intends to limit its investment in premises to no more than 50% of capital. Management believes that the facilities are of sound construction, in good operating condition, appropriately insured and adequately equipped for carrying on the business of the Company.

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
Our common stock is listed on the Nasdaq Global Select Market under the symbol “MOFG.” The following table presents for the periods indicated the high and low sale price for our common stock as reported on the Nasdaq Global Select Market:

			Cash
			Dividend
	High	Low	Declared
2016
First Quarter	$30.04	$24.71	$0.160
Second Quarter	30.50	25.49	0.160
Third Quarter	30.74	26.50	0.160
Fourth Quarter	39.20	27.93	0.160

2017
First Quarter	$38.56	$33.25	$0.165
Second Quarter	36.72	32.92	0.165
Third Quarter	35.63	31.93	0.170
Fourth Quarter	37.94	30.56	0.170
As of February 26, 2018, there were 12,235,240 shares of common stock outstanding held by approximately 436 holders of record. Additionally, there are an estimated 2,339 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
Dividends
We may pay dividends on our common stock as and when declared by our Board of Directors out of any funds legally available for the payment of such dividends, subject to any and all preferences and rights of any preferred stock or a series thereof and subject to the payment of interest on our junior subordinated debentures. We expect to continue to pay comparable dividends in the future. The amount of dividend payable will depend upon our earnings and financial condition and other factors, including applicable governmental regulations and policies. See “Item 1. Business- Supervision and Regulation - Regulation and Supervision of the Company - Dividend Payments.”
Repurchases of Company Equity Securities
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During the fourth quarter of 2017 the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of December 31, 2017.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2017.
MidWestOne Financial Group, Inc.

	At
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
MidWestOne Financial Group, Inc.	$100.00	$135.38	$146.72	$158.01	$199.65	$181.47
Nasdaq Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL-Midwestern Banks Index	100.00	136.91	148.84	151.10	201.89	216.95
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2017, have been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2017. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Summary of Income Data:
Total interest income excluding loan pool participations	$119,320	$112,328	$99,902	$62,888	$64,048
Total interest and discount on loan pool participations	—	—	798	1,516	2,046
Total interest income including loan pool participations	119,320	112,328	100,700	64,404	66,094
Total interest expense	15,145	12,722	10,648	9,551	12,132
Net interest income	104,175	99,606	90,052	54,853	53,962
Provision for loan losses	17,334	7,983	5,132	1,200	1,350
Noninterest income	22,370	23,434	21,193	15,313	14,728
Noninterest expense	80,136	87,806	73,176	43,413	42,087
Income before income tax	29,075	27,251	32,937	25,553	25,253
Income tax expense	10,376	6,860	7,819	7,031	6,646
Net income	$18,699	$20,391	$25,118	$18,522	$18,607

Per share data:
Earnings per common share - basic	$1.55	$1.78	$2.42	$2.20	$2.19
Earnings per common share - diluted	1.55	1.78	2.42	2.19	2.18
Earnings per common share, exclusive of merger-related expenses - diluted*	N/A	2.03	2.70	2.31	N/A
Earnings per common share, exclusive of deferred tax adjustment - diluted*	1.82	N/A	N/A	N/A	N/A
Cash dividends declared	0.67	0.64	0.60	0.58	0.50
Book value	27.85	26.71	25.96	23.07	20.99
Net tangible book value*	21.67	20.00	19.10	22.08	19.95
Selected financial ratios:
Return on average assets	0.60%	0.68%	0.91%	1.05%	1.06%
Return on average assets, exclusive of merger-related expenses*	N/A	0.78	1.01	1.11	N/A
Return on average assets, exclusive of deferred tax adjustment*	0.71	N/A	N/A	N/A	N/A
Return on average equity	5.58	6.69	9.84	9.94	10.59
Return on average equity, exclusive of merger-related expenses*	N/A	7.64	11.00	10.45	N/A
Return on average equity, exclusive of deferred tax adjustment*	6.54	N/A	N/A	N/A	N/A
Return on average tangible equity*	8.00	10.13	14.29	10.61	11.43
Dividend payout ratio	43.23	35.96	24.79	26.36	22.83
Total equity to total assets	10.59	9.92	9.94	10.71	10.14
Tangible equity to tangible assets net of deferred tax on intangibles*	8.44	7.62	7.51	10.29	9.69
Tier 1 capital to average assets*	9.48	8.75	8.34	10.85	10.55
Tier 1 capital to risk-weighted assets*	10.96	10.73	10.63	13.47	13.36
Net interest margin*	3.83	3.80	3.71	3.53	3.46
Efficiency ratio*	58.64	66.43	61.36	58.71	57.11
Gross revenue of loan pools to total gross revenue	—	—	0.72	2.16	2.98
Allowance for bank loan losses to total bank loans	1.23	1.01	0.90	1.44	1.49
Allowance for loan pool losses to total loan pools	—	—	—	9.94	7.71
Non-performing loans to total loans	1.04	1.31	0.54	1.15	1.27
Net loans charged off to average loans	0.51	0.26	0.11	0.09	0.11
* - Non-GAAP measure. See pages 32 - 34 for a detailed explanation.

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Selected balance sheet data:
Total assets	$3,212,271	$3,079,575	$2,979,975	$1,800,302	$1,755,218
Total loans net of purchase accounting and unearned discounts	2,286,695	2,165,143	2,151,942	1,132,519	1,088,412
Allowance for loan losses	28,059	21,850	19,427	16,363	16,179
Loan pool participations, net	—	—	—	19,332	25,533
Total deposits	2,605,319	2,480,448	2,463,521	1,408,542	1,374,942
Federal funds purchased and repurchase agreements	97,229	117,871	68,963	78,229	66,665
Federal Home Loan Bank advances	115,000	115,000	87,000	93,000	106,900
Junior subordinated notes issued to capital trusts	23,793	23,692	23,587	15,464	15,464
Long-term debt	12,500	17,500	22,500	—	—
Total equity	340,304	305,456	296,178	192,731	178,016

Non-GAAP Presentations:
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible equity to tangible assets net of deferred tax on intangibles, Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, efficiency ratio, net income per diluted share - excluding merger-related expenses, net tangible book value, net income per diluted share - exclusive of deferred tax adjustment, net tangible book value, return on average assets - exclusive of merger-related expenses, return on average assets - exclusive of deferred tax adjustment, return on average equity - exclusive of merger-related expenses, return on average equity - exclusive of deferred tax adjustment, and net interest margin, as further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes these ratios and amounts provide investors with information regarding the Company’s balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally, and that providing certain metrics exclusive on merger-related expenses and the deferred tax adjustment, which were either one-time or non-recurring items, enhances comparability between periods. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

		For the Year Ended December 31,
(dollars in thousands)		2017	2016	2015	2014	2013

Average Tangible Equity
Average total equity		$334,966	$304,670	$255,307	$186,375	$175,666
Plus:	Average deferred tax liability associated with intangibles	2,436	3,909	5,354	—	—
Less:	Average goodwill and intangibles, net	(78,159)	(81,727)	(69,975)	(8,477)	(9,073)
Average tangible equity		$259,243	$226,852	$190,686	$177,898	$166,593
Net Income
Net income		$18,699	$20,391	$25,118	$18,522	$18,607
Plus:	Intangible amortization, net of tax(1)	2,031	2,581	2,126	356	431
Adjusted net income		$20,730	$22,972	$27,244	$18,878	$19,038
Return on Average Tangible Equity		8.00%	10.13%	14.29%	10.61%	11.43%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.

		For the Year Ended December 31,
(dollars in thousands, except per share amounts)		2017	2016	2015	2014	2013

Tangible Equity
Total equity		$340,304	$305,456	$296,179	$192,731	$178,016
Plus:	Deferred tax liability associated with intangibles	1,241	3,068	5,366	—	—
Less:	Goodwill and intangibles, net	(76,700)	(79,825)	(83,689)	(8,259)	(8,806)
Tangible common equity		$264,845	$228,699	$217,856	$184,472	$169,210
Tangible Assets
Total assets		$3,212,271	$3,079,575	$2,979,975	$1,800,302	$1,755,218
Plus:	Deferred tax liability associated with intangibles	1,241	3,068	5,366	—	—
Less:	Goodwill and intangibles, net	(76,700)	(79,825)	(83,689)	(8,259)	(8,806)
Tangible Assets		$3,136,812	$3,002,818	$2,901,652	$1,792,043	$1,746,412
Common shares outstanding		12,219,611	11,436,360	11,408,773	8,355,666	8,481,799
Net Tangible Book Value Per Share		$21.67	$20.00	$19.10	$22.08	$19.95
Tangible Equity to Tangible Assets, Net of Deferred Tax on Intangibles		8.44%	7.62%	7.51%	10.29%	9.69%

Tier 1 Capital
Total equity		$340,304	$305,456	$296,179	$192,731	$178,016
Plus:	Long term debt (qualifying restricted core capital)	23,793	23,666	23,587	15,464	15,464
Less:	Net unrealized gains on securities available for sale, net of tax	2,602	1,133	(3,408)	(5,322)	(1,049)
	Disallowed goodwill and intangibles	(73,340)	(71,951)	(72,203)	(8,511)	(9,036)
Tier 1 capital		$293,359	$258,304	$244,155	$194,362	$183,395
Average Assets
Quarterly average assets		$3,169,081	$3,022,919	$3,000,284	$1,799,666	$1,746,313
Less:	Disallowed goodwill and intangibles	(73,340)	(71,951)	(72,203)	(8,511)	(9,036)
Average assets		$3,095,741	$2,950,968	$2,928,081	$1,791,155	$1,737,277
Tier 1 Capital to Average Assets		9.48%	8.75%	8.34%	10.85%	10.56%

Risk-weighted assets		$2,677,721	$2,407,661	$2,296,478	$1,442,585	$1,372,648
Tier 1 Capital to Risk-Weighted Assets		10.96%	10.73%	10.63%	13.47%	13.36%

Operating Expense
Total noninterest expense		$80,136	$87,806	$73,176	$43,413	$42,087
Less:	Amortization of intangibles and goodwill impairment	(3,125)	(3,970)	(3,271)	(547)	(663)
Operating expense		$77,011	$83,836	$69,905	$42,866	$41,424
Operating Revenue
Tax-equivalent net interest income(1)		$109,202	$104,321	$94,243	$58,890	$57,720
Plus:	Noninterest income	22,370	23,434	21,193	15,313	14,728
	Impairment losses on investment securities	—	—	—	—	—
Less:	Gain on sale or call of available for sale securities	188	464	1,011	1,227	65
	Gain on sale or call of held to maturity securities	53	—	—	—	—
	Gain (loss) on sale of premises and equipment	2	(44)	(29)	(1)	(3)
	Other gain (loss)	11	1,133	527	(37)	(146)
Operating Revenue		$131,318	$126,202	$113,927	$73,014	$72,532
Efficiency Ratio		58.64%	66.43%	61.36%	58.71%	57.11%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.

		For the Year Ended December 31,
	(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013

	Net Interest Margin Tax Equivalent Adjustment
	Net interest income	$104,175	$99,606	$90,052	$54,853	$53,962
	Plus tax equivalent adjustment:(1)
	Loans	1,730	1,692	1,293	1,157	963
	Securities	3,297	3,023	2,898	2,880	2,795
	Tax equivalent net interest income(1)	$109,202	$104,321	$94,243	$58,890	$57,720

	Average interest-earning assets	$2,853,830	$2,747,493	$2,541,681	$1,669,130	$1,667,251
	Net Interest Margin	3.83%	3.80%	3.71%	3.53%	3.46%

	Net Income	$18,699	$20,391	$25,118	$18,522	$18,607
Plus:	Merger-related expenses	—	4,568	3,512	1,061	—
	Deferred tax adjustment(2)	3,212	—	—	—	—
Less:	Net tax effect of merger-related expenses(3)	—	(1,682)	(539)	(111)	—
	Net income, exclusive of merger-related expenses	$21,911	$23,277	$28,091	$19,472	$18,607

	Average Assets	$3,097,496	$2,993,875	$2,773,095	$1,760,776	$1,756,344
	Average Equity	$334,966	$304,670	$255,307	$186,375	$175,666
	Diluted average number of shares	12,062,577	11,456,324	10,391,323	8,433,296	8,525,119

	Return on Average Assets	0.60%	0.68%	0.91%	1.05%	1.06%
	Return on Average Assets, Exclusive of Merger-related Expenses	N/A	0.78%	1.01%	1.11%	N/A
	Return on Average Assets, Exclusive of Deferred Tax Adjustment	0.71%	N/A	N/A	N/A	N/A
	Return on Average Equity	5.58%	6.69%	9.84%	9.94%	10.59%
	Return on Average Equity, Exclusive of Merger-related Expenses	N/A	7.64%	11.00%	10.45%	N/A
	Return on Average Equity, Exclusive of Deferred Tax Adjustment	6.54%	N/A	N/A	N/A	N/A
	Earnings Per Common Share-Diluted	$1.55	$1.78	$2.42	$2.19	$2.18
	Earnings Per Common Share-Diluted, Exclusive of Merger-related Expenses	N/A	$2.03	$2.70	$2.31	N/A
	Earnings Per Common Share-Diluted, Deferred Tax Adjustment	$1.82	N/A	N/A	N/A	N/A

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2) Reflective of the adjustment of deferred taxes related to the change of corporate tax rate from 35% to 21%, effective December 22, 2017.
(3) Computed assuming a combined state and federal tax rate of 38% on eligible tax-deductible expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 “Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.”
Overview
We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. We are headquartered in Iowa City, Iowa, and are a bank holding company under the Bank Holding Company Act of 1956, as amended, that has elected to be a financial holding company. We also are the holding company for MidWestOne Insurance Services, Inc., which operates an insurance business through three agencies located in central and east-central Iowa.
The Bank operates a total of 44 banking offices in Iowa, Minnesota, Wisconsin, Florida, and Colorado. It provides full service retail banking in the communities in which its branch offices are located and also offers trust and investment management services.

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
MidWestOne Financial Group showed many improvements in operating performance in 2017 compared to 2016. However, during the fourth quarter of 2017 a credit impairment related to a loan made to one commercial borrower caused the Company’s performance to fall short of our expectations.
Net income for the year ended December 31, 2017 was $18.7 million, a decrease of $1.7 million, or 8.3%, compared to $20.4 million of net income for 2016, with diluted earnings per share of $1.55 and $1.78 for the comparative twelve month periods, respectively. The decrease in net income was due primarily to the provision for loans losses increasing by $9.4 million in 2017 compared to 2016, due primarily to a previously disclosed $7.3 million credit impairment related to a loan made to a commercial borrower. This was partially offset by a $7.7 million, or 8.7%, decrease in noninterest expense driven by a $4.6 million decrease in merger-related expenses, mainly in data processing ($1.9 million) and salaries and employee benefits expense ($1.9 million), attributable to the merger of Central Bank into MidWestOne Bank in 2016. Net interest income increased $4.6 million, or 4.6%, and noninterest income decreased $1.1 million, or 4.5% between 2016 and 2017. Also, the Company realized a $3.5 million increase in income tax expense, $3.2 million of which was related to the revaluation of the Company’s deferred tax assets in accordance with the Tax Cuts and Jobs Act (the “Tax Act”).
Total assets increased to $3.21 billion at December 31, 2017 from $3.08 billion at December 31, 2016. Total deposits at December 31, 2017, were $2.61 billion, an increase of $124.9 million, or 5.0%, from December 31, 2016. The mix of deposits experienced increases between December 31, 2016 and December 31, 2017 of $91.8 million, or 8.1%, in interest-bearing checking deposits, $15.7 million, or 8.0%, in savings deposits, and $49.9 million, or 7.66%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing demand deposits of $32.6 million, or 6.6% between December 31, 2016 and December 31, 2017. Total loans (excluding loans held for sale) increased $121.6 million, or 5.6%, from $2.17 billion at December 31, 2016, to $2.29 billion at December 31, 2017. The increase was primarily concentrated in commercial real estate-other, construction and development, and commercial and industrial loans. On a geographic basis, loans increased in Minnesota, Wisconsin, Florida, and Colorado and decreased in Iowa, while the Iowa market contributed the largest increase in deposits in the Company.
Net interest income for the year ended December 31, 2017, was $104.2 million, up $4.6 million, or 4.6%, from $99.6 million for the year ended December 31, 2016, primarily due to an increase of $7.0 million, or 6.2%, in interest income. Loan interest income increased $4.2 million, or 4.3%, to $102.4 million for the year 2017 compared to the year 2016, primarily due to an increase in portfolio loan yield, which included the effect of an increase in the merger-related discount accretion to $4.8 million for the year ended December 31, 2017, compared to $3.2 million for the year ended December 31, 2016, as well as an increase in average loan balances of $40.0 million, or 1.9%, between the two periods. Interest expense was $15.1 million for the year ended December 31, 2017, an increase of $2.4 million, or 19.0%, compared to the year of 2016. Interest expense on deposits increased $2.1 million, or 22.5%, to $11.5 million for the year ended December 31, 2017 (with no merger-related amortization of the purchase accounting premium on certificates of deposit), compared to $9.4 million (including $0.9 million in merger-related amortization) for the year ended December 31, 2016. We posted a net interest margin of 3.83% for the year 2017, up 3 basis points from the net interest margin of 3.80% for the same period in 2016. An increase in both the volume of and yield received on loans was the primary driver of the increased margin.
For the year ended December 31, 2017, noninterest income decreased to $22.4 million, a decrease of $1.1 million, or 4.5%, from $23.4 million during 2016. This decline was primarily due to the $1.1 million decrease in other gains for the year ended December 31, 2017, compared to the same period in 2016. The year of 2016 included a net gain on other real estate owned of $0.6 million, a net gain on the sale of the Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices of $1.2 million, and the writedown of other real estate owned of $0.6 million. Loan origination and servicing fees decreased $0.4 million, or 9.3%, between the comparative periods, and gains on the sale of available for sale securities decreased $0.3 million between the comparative 2016 and 2017 periods. These decreases were partially offset by an increase of $0.6 million, or 11.0%, in trust, investment, and insurance fees to $6.2 million for the year of 2017 compared with $5.6 million for the same period in 2016 due to the hiring of additional business development officers, growth in equity markets, and an increase in overall sales volume.
Noninterest expense decreased to $80.1 million for the year ended December 31, 2017 compared with $87.8 million for the year ended December 31, 2016, a decrease of $7.7 million, or 8.7%. All categories of noninterest expense decreased for the year ended December 31, 2017, primarily due to the absence of merger-related expenses for the year ended December 31, 2017, compared to $4.6 million for the year ended December 31, 2016 relating to the merger of Central Bank into MidWestOne Bank. Data processing expense declined $2.3 million, or 45.9%, for the year ended December 31, 2017, compared to the year ended

December 31, 2016, primarily due to the inclusion of $1.9 million in contract termination expense in connection with the bank merger in 2016. Salaries and employee benefits decreased $1.8 million, or 3.5%, from $49.6 million for the year ended December 31, 2016, to $47.9 million for the year ended December 31, 2017. This decrease was primarily due to $1.9 million of merger-related expenses for the year ended December 31, 2016. Other operating expenses decreased $1.5 million, or 14.3%, from $10.4 million for the year ended December 31, 2016, to $8.9 million for the year ended December 31, 2017, primarily due to lower customer fraud losses and deposit account charge-offs.
Nonperforming loans decreased from $28.5 million, or 1.31% of total bank loans, at December 31, 2016, to $23.9 million, or 1.04% of total bank loans, at December 31, 2017. The decrease was due primarily to a lower level of nonaccrual loans. As of December 31, 2017, the allowance for loan losses was $28.1 million, or 1.23% of total loans, compared with $21.9 million, or 1.01% of total loans at December 31, 2016. The allowance for loan losses represented 117.59% of nonperforming loans at December 31, 2017, compared with 76.76% of nonperforming loans at December 31, 2016. The Company had net loan charge-offs of $11.1 million in the year ended December 31, 2017, or an annualized 0.51% of average loans outstanding, and our level of non-performing loans to total loans decreased to 1.04%, compared to net charge-offs of $5.6 million, or an annualized 0.26% of average loans outstanding, and a non-performing loans to total loan ratio of 1.31% for the same period of 2016. During the fourth quarter of 2017, the Company identified an additional $7.3 million of credit impairment related to a loan made to one of its commercial borrowers based on new information received about the financial status of the borrower. Prior to the fourth quarter of 2017, this loan had been classified as substandard and had a specific allowance for loan losses related to it of $1.9 million.
The Company’s capital position increased in 2017 compared to 2016, with our tangible equity to tangible assets (both net of associated deferred tax liability on intangibles) ratio of 8.44%, which is inside of our target range of 8.00% to 8.50%, and higher than the December 31, 2016 ratio of 7.62%. Our regulatory capital levels remain well above the minimums established to be considered well-capitalized.

Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses

The allowance for loan losses is based on our estimate of probable incurred credit losses in our loan portfolio. In evaluating our loan portfolio, we take into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on our evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an appropriate allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believed the allowance for loan losses as of December 31, 2017, was adequate to absorb probable losses in the existing portfolio.
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

Results of Operations - Three-Year Period Ended December 31, 2017

Summary

Our consolidated net income for the year ended December 31, 2017 was $18.7 million, a decrease of $1.7 million, or 8.3%, compared to $20.4 million for 2016, with diluted earnings per share of $1.55 and $1.78 for the comparative twelve month periods, respectively. The decrease in net income was due primarily to the provision for loans losses increasing $9.4 million in 2017 compared to 2016, due primarily to the previously disclosed credit impairment related to a loan made to one commercial borrower. This was partially offset by a $7.7 million, or 8.7%, decrease in noninterest expense driven by a $4.6 million decrease in merger-related expenses, mainly in data processing ($1.9 million) and salaries and employee benefits expense ($1.9 million), attributable to the merger of Central Bank into MidWestOne Bank in 2016. Net interest income increased $4.6 million, or 4.6%, primarily due to an increase of $7.0 million, or 6.2%, in interest income partially offset by an increase of $2.4 million, or 19.0%, in interest expense, to $15.1 million for the year ended December 31, 2017, compared to $12.7 million for the year of 2016. Noninterest income decreased $1.1 million, or 4.5% between 2016 and 2017, primarily due to the $1.1 million decrease in other gains for the year ended December 31, 2017, compared to the same period in 2016. The year of 2016 included a net gain on other real estate owned of $0.6 million, a net gain on the sale of the Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices of $1.2 million, and the writedown of other real estate owned of $0.6 million. Also, the Company realized a $3.5 million increase in income tax expense in 2017 compared to 2016, $3.2 million of which was related to the revaluation of the Company’s deferred tax assets in accordance with the Tax Act.
Our consolidated net income for the year ended December 31, 2016 was $20.4 million, or $1.78 per fully-diluted share, compared to net income of $25.1 million, or $2.42 per fully-diluted share, for the year ended December 31, 2015. The decrease in consolidated net income was due primarily to a $14.6 million, or 20.0%, increase in noninterest expense from 2015 to 2016, which was mainly due to the inclusion of a full year of expenses related to the Central merger in 2016, versus eight months of post-merger operations in 2015. Salaries and employee benefits increased $7.7 million, or 18.5%, from the year ended December 31, 2015 to the year ended December 31, 2016. In addition, the provision for loan losses for the year 2016 increased $2.9 million to $8.0 million from $5.1 million for the same period in 2015, primarily due to the increased level of impaired loans and the greater level of loans moving from the purchased accounting portfolio to our standard methodology for the allowance for loan and lease losses (“ALLL”) in 2016. Partially offsetting these expense increases was a $9.5 million, or 10.6%, increase in net interest income, again mainly related to the merger with Central. We also experienced a mainly merger-related increase in noninterest income to $23.4 million for the year ended December 31, 2016 from $21.2 million for 2015, which was primarily due to a $1.0 million increase in loan origination and servicing fees to $3.8 million, compared with $2.8 million in 2015. Merger-related expenses paid were $4.6 million ($2.9 million after tax), for the year ended December 31, 2016, compared to $3.5 million ($3.0 million after tax) for the year ended December 31, 2015. After excluding the effects of the merger-related expenses, adjusted diluted earnings per share for the year ended December 31, 2016 were $2.03, compared to $2.70 for the year ended December 31, 2015.
We ended 2017 with an allowance for loan losses of $28.1 million, which represented 117.59% coverage of our nonperforming loans at December 31, 2017 as compared to 76.76% at December 31, 2016 and 168.52% coverage of our nonperforming loans at December 31, 2015. Nonperforming loans totaled $23.9 million as of December 31, 2017 compared with $28.5 million and $11.5 million at December 31, 2016 and December 31, 2015, respectively. For the year ended December 31, 2017, the provision for loan losses increased to $17.3 million from $8.0 million for 2016, which had increased from $5.1 million for 2015. The increased provision for 2017 compared to 2016 primarily reflects the identification of $7.3 million of credit impairment related to a loan made to one of the Company’s commercial borrowers based on new information received about the financial status of the borrower in the fourth quarter of 2017, and the increase in outstanding loan balances due to organic loan growth. The increased provision for 2016 compared to 2015 primarily reflects the increase in nonperforming loans and the increase in outstanding loan balances due to the merger and organic growth.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2017, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	As of and For the Years Ended December 31,
	2017	2016	2015
Return on average assets	0.60%	0.68%	0.91%
Return on average shareholders' total equity	5.58	6.69	9.84
Return on average tangible equity*	8.00	10.13	14.29
Dividend payout ratio	43.23	35.96	24.79
Average equity to average assets	10.81	10.18	9.21
Equity to assets ratio (at period end)	10.59	9.92	9.94
* For information on the calculation of non-GAAP measures, please see pages 32 to 34.
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

	Year ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average interest-earning assets:
Loans (1)(2)(3)	$2,201,364	$104,096	4.73%	$2,161,376	$99,854	4.62%	$1,962,846	$87,837	4.47%
Loan pool participations (4)	—	—	—	—	—	—	10,032	798	7.95
Investment securities:
Taxable investments	423,678	10,573	2.50	358,727	8,297	2.31	362,217	7,734	2.14
Tax exempt investments (2)	217,650	9,536	4.38	192,656	8,726	4.53	180,298	8,451	4.69
Total investment securities	641,328	20,109	3.14	551,383	17,023	3.09	542,515	16,185	2.98
Federal funds sold and interest-bearing balances	11,138	142	1.27	34,734	166	0.48	26,288	71	0.27
Total earning assets	$2,853,830	$124,347	4.36%	$2,747,493	$117,043	4.26%	$2,541,681	$104,891	4.13%
Noninterest-earning assets:
Cash and due from banks	35,745			37,335			39,474
Premises and equipment	75,082			75,948			66,842
Allowance for loan losses	(23,557)			(20,909)			(18,866)
Other assets	156,396			154,008			143,964
Total assets	$3,097,496			$2,993,875			$2,773,095
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,357,554	$3,863	0.28%	$1,282,994	$3,418	0.27%	$1,139,175	$2,987	0.26%
Certificates of deposit	674,757	7,626	1.13	649,986	5,961	0.92	648,516	4,851	0.75
Total deposits	2,032,311	11,489	0.57	1,932,980	9,379	0.49	1,787,691	7,838	0.44
Federal funds purchased and repurchase agreements	87,763	412	0.47	74,566	205	0.27	69,498	210	0.30
Federal Home Loan Bank borrowings	110,000	1,838	1.67	104,954	1,827	1.74	86,614	1,451	1.68
Long-term debt and other	40,679	1,406	3.46	45,788	1,311	2.86	40,603	1,149	2.83
Total borrowed funds	238,442	3,656	1.53	225,308	3,343	1.48	196,715	2,810	1.43
Total interest-bearing liabilities	$2,270,753	$15,145	0.67%	$2,158,288	$12,722	0.59%	$1,984,406	$10,648	0.54%
Net interest spread (2)			3.69%			3.67%			3.59%
Noninterest-bearing liabilities
Demand deposits	$471,170			$512,383			$488,312
Other liabilities	20,607			18,534			45,070
Shareholders’ equity	334,966			304,670			255,307
Total liabilities and shareholders’ equity	$3,097,496			$2,993,875			$2,773,095
Interest income/earning assets (2)	$2,853,830	$124,347	4.36%	$2,747,493	$117,043	4.26%	$2,541,681	$104,891	4.13%
Interest expense/earning assets	$2,853,830	$15,145	0.53%	$2,747,493	$12,722	0.46%	$2,541,681	$10,648	0.42%
Net interest income/margin (2)(5)		$109,202	3.83%		$104,321	3.80%		$94,243	3.71%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,730			$1,692			$1,293
Securities		3,297			3,023			2,898
Total tax equivalent adjustment		5,027			4,715			4,191
Net Interest Income		$104,175			$99,606			$90,052

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Includes interest income and discount realized on loan pool participations.
(5)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the difference related to changes in average outstanding balances and the increase or decrease due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2017, 2016, and 2015
	Year 2017 to 2016 Change due to			Year 2016 to 2015 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)	$1,867	$2,375	$4,242	$9,102	$2,915	$12,017
Loan pool participations	—	—	—	(399)	(399)	798
Investment securities:
Taxable investments	1,585	691	2,276	(75)	638	563
Tax exempt investments (tax equivalent)	1,103	(293)	810	566	(291)	275
Total investment securities	2,688	398	3,086	491	347	838
Federal funds sold and interest-bearing balances	(167)	143	(24)	28	67	95
Change in interest income	4,388	2,916	7,304	9,222	2,930	12,152
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	205	240	445	382	49	431
Certificates of deposit	235	1,430	1,665	11	1,099	1,110
Total deposits	440	1,670	2,110	393	1,148	1,541
Federal funds purchased and repurchase agreements	41	166	207	15	(20)	(5)
Federal Home Loan Bank borrowings	86	(75)	11	317	59	376
Other long-term debt	(157)	252	95	148	14	162
Total borrowed funds	(30)	343	313	480	53	533
Change in interest expense	410	2,013	2,423	873	1,201	2,074
Increase in net interest income	$3,978	$903	$4,881	$8,349	$1,729	$10,078
Percentage increase in net interest income over prior period			4.7%			10.7%

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets were $2.85 billion in 2017, an increase of $106.3 million, or 3.9%, from $2.75 billion in 2016. The growth in the average balance of earning assets in 2017 compared to 2016 was due primarily to an increase in average investment securities outstanding of $89.9 million, or 16.3%, primarily due to the rate of growth in average deposits exceeding the increase in average loans, which rose $40.0 million, or 1.9%, in 2017 compared to 2016. Average earning assets in 2016 increased by $205.8 million, or 8.1%, from 2015. The growth in the average balance of earning assets in 2016 compared to 2015 was due primarily to an increase in average loans outstanding of $198.5 million, or 10.1%, primarily due to a full year of post-merger balances in 2016 as opposed to only eight months of post-merger balances in 2015, partially offset by a decrease in average loan pool participations of $10.0 million, or 100.0%, due to the sale of the complete portfolio of loan pool participations during 2015. Interest-bearing liabilities averaged $2.27 billion for the year ended December 31, 2017, an increase of $112.5 million, or 5.2%, from the average balance for the year ended December 31, 2016. An increase in average deposits of $99.3 million during 2017 compared to 2016, mainly due to an increased focus on deposit gathering, accounted for the majority of the increase in average interest-bearing liabilities. Average borrowed funds increased $13.1 million during 2017 compared to 2016, primarily due to a $13.2 million, or 17.7%, increase in the average balance of federal funds purchased and repurchase agreements, and a $5.0 million, or 4.8%, increase in the average balance of FHLB borrowings for 2017 compared to 2016. These increases in average borrowed funds were partially offset by a $5.1 million, or 11.2%, decrease in the average balance of long-term debt and junior subordinated notes, primarily due to normal amortization of long-term debt. Interest-bearing liabilities averaged $2.16 billion for the year ended December 31, 2016, an increase of $173.9 million, or 8.8%, from the average balance for the year ended December 31, 2015. An increase in average deposits of $145.3 million during 2016 compared to 2015, mainly due to the merger, accounted for the majority of the increase in average interest-bearing liabilities. Average borrowed funds increased $28.6 million during 2016 compared to 2015, primarily due to new FHLB borrowings.

Interest income, on a tax-equivalent basis, increased $7.3 million, or 6.2%, to $124.3 million in 2017 from $117.0 million in 2016. Tax equivalent interest income in 2016 increased $12.2 million, or 11.6%, to $117.0 million in 2016 from $104.9 million in 2015. The higher interest income in 2017 compared to 2016, was due primarily to the increase in the volume of loans due to new originations, the increased interest rate on loans and the inclusion in loan interest income of $4.8 million of merger-related loan discount accretion in 2017, compared to loan discount accretion of $3.2 million in 2016, which increased interest income, and by an increase in the volume of investment securities. In 2016, interest income increased compared to 2015 due primarily to the merger-related increase in the volume of loans, the increased interest rate on loans and despite lower merger-related loan discount accretion in 2016 of $3.2 million, compared to $4.4 million in 2015, and by an increase in the volume of investment securities. Our yield on average earning assets was 4.36% in 2017 compared to 4.26% in 2016 and 4.13% in 2015. The increase in interest income in 2017 compared to 2016, as well as 2016 compared to 2015, was due primarily to an increased volume of interest earning assets.
Interest expense increased during 2017 by $2.4 million, or 19.0%, to $15.1 million from $12.7 million in 2016. Interest expense in 2016 increased by $2.1 million, or 19.5%, from 2015. The increase in interest expense during 2017 compared to 2016 was primarily due to no merger-related premium amortization on certificate of deposits in 2017 compared to $0.9 million in 2016, which served to decrease deposit interest expense in 2016, combined with a higher average balance of interest-bearing deposits. The increase in interest expense during 2016 compared to 2015 was primarily due to the full year of additional cost of merger-related assumptions of deposits and debt in 2016, partially offset by the lower expense on federal funds and repurchase agreements, and the decrease in merger-related premium amortization on certificate of deposits to $0.9 million in 2016 compared to $1.1 million in 2015. The average rate paid on interest-bearing liabilities was 0.67% in 2017 compared to 0.59% in 2016 and 0.54% in 2015.
Net interest income, on a tax-equivalent basis, increased 4.7% in 2017 to $109.2 million from $104.3 million in 2016. Tax-equivalent net interest income in 2016 increased by $10.1 million, or 10.7%, from 2015. The net interest margin, which is our net interest income expressed as a percentage of average interest-earning assets stated on a tax-equivalent basis, was higher at 3.83% during 2017 compared to 3.80% in 2016 and 3.71% in 2015. The net interest spread, also on a tax-equivalent basis, was 3.69% in 2017 compared to 3.67% in 2016 and 3.59% in 2015.
Net interest income increased in 2017 as compared to 2016 due primarily to the increase in interest earned on interest-earning assets, due to increased average balances and rates on interest-earning assets, partially offset by the increase in interest paid on interest-bearing liabilities. The increased interest income in 2017 included $4.8 million of merger-related discount accretion income for loans, and did not include any merger-related amortization of the purchase accounting premium on certificates of deposit. The increased net interest income for 2016 as compared to 2015 was due primarily to the increase in interest earned on interest-earning assets, due to increased average balances and rates on interest-earning assets, partially offset by the increase in interest paid on interest-bearing liabilities. The increased interest income in 2016 included $3.2 million of merger-related discount accretion income for loans, combined with the inclusion of $0.9 million of merger-related amortization of the purchase accounting premium on certificates of deposit. The average balance sheets reflect a competitive marketplace on both interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall rising interest rate environment has allowed new loan rates to increase somewhat, while interest rates paid on deposit products have increased at a somewhat faster pace, a condition which we expect to continue in the future.
Provision for Loan Losses
The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable loan losses. In assessing the adequacy of the allowance for loan losses, management considers the size, composition, and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio. When a determination is made by management to write-off a loan balance, such write-off is charged against the allowance for loan losses.
Our provision for loan losses was $17.3 million during 2017 compared to $8.0 million in 2016 and $5.1 million in 2015. The increased provision reflects the increase in outstanding loan balances and the previously disclosed $7.3 million credit impairment related to a loan made to a commercial borrower. We expect the provision for loan losses to return to a lower amount in future periods. Purchased loans acquired in the 2015 merger were recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. The level of provision expense during 2015, 2016, and 2017 was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. See further discussion of the nonperforming loans, under the section Nonperforming Assets.

Noninterest Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2017, 2016, and 2015.

	For the Year Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$6,189	$5,574	$615	11.0%	$5,574	$6,005	$(431)	(7.2)%
Service charges and fees on deposit accounts	5,126	5,219	(93)	(1.8)	5,219	4,401	818	18.6
Loan origination and servicing fees	3,421	3,771	(350)	(9.3)	3,771	2,756	1,015	36.8
Other service charges and fees	5,992	5,951	41	0.7	5,951	5,215	736	14.1
Bank-owned life insurance income	1,388	1,366	22	1.6	1,366	1,307	59	4.5
Gain on sale or call of available for sale securities	188	464	(276)	(59.5)	464	1,011	(547)	(54.1)
Gain on sale or call of held to maturity securities	53	—	53	NM	—	—	—	NM
Gain (loss) on sale of premises and equipment	2	(44)	46	(104.5)	(44)	(29)	(15)	51.7
Other gain	11	1,133	(1,122)	(99.0)	1,133	527	606	115.0
Total noninterest income	$22,370	$23,434	$(1,064)	(4.5)%	$23,434	$21,193	$2,241	10.6%
Noninterest income as a % of total revenue*	17.5%	18.0%			18.0%	17.9%
NM - Percentage change not considered meaningful.
* Total revenue is net interest income plus noninterest income excluding gain/loss on sales of securities, premises and equipment, and other gains or losses, and impairment of investment securities.

Total noninterest income for the year ended December 31, 2017 was $22.4 million, a decrease of $1.1 million, or 4.5%, from $23.4 million during the same period of 2016. This decline was primarily due to the $1.1 million decrease in other gains for the year ended December 31, 2017, compared to the same period in 2016. The year of 2016 included a net gain on other real estate owned of $0.6 million, a net gain on the sale of the Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices of $1.4 million, and the writedown of other real estate owned of $0.6 million. Loan origination and servicing fees decreased $0.4 million, or 9.3%, between the comparative periods, and gains on the sale of available for sale securities decreased $0.3 million between the comparative 2016 and 2017 periods. These decreases were partially offset by an increase of $0.6 million, or 11.0%, in trust, investment, and insurance fees to $6.2 million for the year of 2017 compared with $5.6 million for the same period in 2016 due to the hiring of additional business development officers, growth in equity markets, and an increase in overall sales volume.
Management has set a strategic goal for the percentage of total revenue that noninterest income represents (total revenue is net interest income plus noninterest income before gains or losses on sales of securities available for sale, held to maturity, premises and equipment, other gains or losses, and impairment of investment securities) to be 25%. In 2017, noninterest income comprised 17.5% of total revenue, compared with 18.0% for 2016 and 17.9% for 2015. The decline between 2017 and 2016 was due to a decrease in fee income related to the origination of loans held for sale due to a general decrease in originations in our market area, and the reorganization of the mortgage lending department. We expect that continued management focus on increasing the rate of growth in both our trust and investment services revenues and mortgage origination and loan servicing fees will gradually improve this ratio going forward.
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
Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2017, 2016, and 2015.

	For the Year Ended December 31,
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$47,864	$49,621	$(1,757)	(3.5)%	$49,621	$41,865	$7,756	18.5%
Net occupancy and equipment expense	12,305	13,066	(761)	(5.8)	13,066	9,975	3,091	31.0
Professional fees	3,962	4,216	(254)	(6.0)	4,216	4,929	(713)	(14.5)
Data processing expense	2,674	4,940	(2,266)	(45.9)	4,940	2,659	2,281	85.8
FDIC insurance expense	1,265	1,563	(298)	(19.1)	1,563	1,397	166	11.9
Amortization of intangible assets	3,125	3,970	(845)	(21.3)	3,970	3,271	699	21.4
Other operating expense	8,941	10,430	(1,489)	(14.3)	10,430	9,080	1,350	14.9
Total noninterest expense	$80,136	$87,806	$(7,670)	(8.7)%	$87,806	$73,176	$14,630	20.0%
Noninterest expense decreased to $80.1 million for the year ended December 31, 2017, compared with $87.8 million for the year ended December 31, 2016, a decrease of $7.7 million, or 8.7%, with all expense line items showing a decrease between 2016 and 2017. The decrease was primarily due to the absence of merger-related expenses for the year ended December 31, 2017, compared to $4.6 million for the year ended December 31, 2016 relating to the merger of Central Bank into MidWestOne Bank. Data processing expense declined $2.3 million, or 45.9%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the inclusion in 2016 of $1.9 million in contract termination expense in connection with the bank merger. Salaries and employee benefits decreased $1.8 million, or 3.5%, from $49.6 million for the year ended December 31, 2016, to $47.9 million for the year ended December 31, 2017. This decrease was primarily due to $1.9 million of merger-related salaries and employee benefits expenses for the year ended December 31, 2016. Other operating expenses decreased $1.5 million, or 14.3%, from $10.4 million for the year ended December 31, 2016, to $8.9 million for the year ended December 31, 2017, primarily due to lower customer fraud losses and deposit account charge-offs. We expect to see a slight increase in noninterest expense, primarily salary and employee benefits expense, in future periods, as we believe most merger-related cost savings have now been achieved.
In 2015 noninterest expense increased to $87.8 million for the year ended December 31, 2016 compared with $73.2 million for the year ended December 31, 2015, an increase of $14.6 million, or 20.0%. All categories of noninterest expense increased for the year ended December 31, 2016 compared to 2015, with the exception of professional fees, which decreased $0.7 million, or 14.5%, due to lower merger-related expenses for professional fees of $0.3 million for the year of 2016 compared with $1.9 million for the same period in 2015. Salaries and employee benefits increased $7.7 million, or 18.5%, from $41.9 million for the year ended December 31, 2015, to $49.6 million for the year ended December 31, 2016. This increase includes $2.1 million of merger-related expenses for the year ended December 31, 2016, compared to $0.6 million for the same period in 2015. The increase in salaries and employee benefits is primarily due to the increased number of employees after the merger with Central and merger-related stay bonuses and severance costs. Net occupancy and equipment expense rose from $10.0 million for the year of 2015 to $13.1 million for the same period of 2016, an increase of $3.1 million, or 31.0%. The increase in data processing expense for the year ended December 31, 2016 compared to 2015, of $2.3 million, or 85.8%, was attributable primarily to one-time contract termination expenses of $1.9 million in connection with the merger of the Bank and Central Bank.
Full-time equivalent employee levels were 610, 587 and 648 at December 31, 2017, 2016 and 2015, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 35.7% for 2017 compared with 25.2% for 2016. Income tax expense increased by $3.5 million to $10.4 million in 2017 compared to tax expense of $6.9 million for 2016 The higher effective tax rate in 2017 as well as the increase in tax expense in 2017 was due primarily to the $3.2 million impact of the the Tax Act enacted by the U.S. government on December 22, 2017. The Tax Act introduced tax reform that reduces the corporate federal income tax rate from 35% to 21%, among other changes. While the corporate tax rate reduction is effective January 1, 2018, the Company determined that GAAP requires a revaluation of its net deferred tax asset. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense as changes in tax laws are enacted. The Company’s revaluation of its deferred tax asset is subject to further clarifications of the Tax Act that cannot be estimated at this time, and the Company will continue to analyze the Tax Act to determine the full effects of the new law, including the new lower corporate tax rate, on its financial condition and results of operations.
Income taxes decreased by $1.0 million for 2016 compared with 2015 due primarily to decreased taxable income, net of the decreased tax credits. The effective income tax rate as a percentage of income before tax was 25.2% for 2016, compared with 23.7% for 2015. The higher effective rate in 2016 was primarily due to a reduction of $1.9 million in the recognition of rehabilitation and historic tax credits from $2.3 million in 2015 to $0.4 million in 2016.

Financial Condition - December 31, 2017 and 2016
Summary
Our total assets increased $132.7 million, or 4.3%, to $3.21 billion as of December 31, 2017 from $3.08 billion as of December 31, 2016. This growth resulted primarily from increases in total loans, excluding loans held for sale, of $121.6 million, or 5.6%, due to increased origination activity, bank-owned life insurance of $12.6 million, or 26.7%, due to new policy purchases, and cash and cash equivalents of $7.7 million, or 17.9%. These increases were partially offset by decreases in intangible assets of $3.1 million, or 20.6%, due to scheduled amortization, and investment securities of $2.6 million, or 0.4%, between December 31, 2017 and December 31, 2016. Our loan-to-deposit ratio rose slightly to 87.8% at year-end 2017 compared to 87.3% at year-end 2016, with our target range being between 80% and 90%
Total liabilities increased by $97.8 million from December 31, 2016 to December 31, 2017. Our deposits increased $124.9 million, or 5.0%, to $2.61 billion as of December 31, 2017 from $2.48 billion at December 31, 2016. The mix of deposits saw increases between December 31, 2016 and December 31, 2017 of $91.8 million, or 8.1%, in interest-bearing checking deposits, $15.7 million, or 8.0%, in savings deposits, and $49.9 million, or 7.7%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing demand deposits of $32.6 million, or 6.6%, between December 31, 2016 and December 31, 2017. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program increased by $2.7 million in 2017 to $5.3 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (“ICS”) program increased by $56.8 million to $95.8 million. We have an internal policy limit on brokered deposits of not more than 10% of our total assets. At December 31, 2017 brokered deposits were 3.1% of our total assets. FHLB borrowings were $115.0 million at December 31, 2017, the same as at December 31, 2016. Junior subordinated notes issued to capital trusts increased from $23.7 million at December 31, 2016 to $23.8 million at December 31, 2017 as a result of merger-related discount accretion. The Company initiated new long-term borrowings from an unaffiliated bank of $25.0 million during the second quarter of 2015 in connection with the closing of the merger with Central. At December 31, 2017, this note had an outstanding balance of $12.5 million, a decrease of $5.0 million, or 28.6%, from December 31, 2016, due to normal scheduled repayments. Securities sold under agreement to repurchase rose $14.0 million between December 31, 2016 and December 31, 2017, and federal funds purchased declined by $34.7 million between the two dates, both as a result of normal business cash need fluctuations.

Shareholders’ equity increased by $34.8 million primarily due to the issuance of 750,000 shares of Company common stock for $24.4 million, net of expenses, net income of $18.7 million for the year of 2017, and a $0.6 million decrease in treasury stock due to the issuance of 33,251 shares of Company common stock in connection with stock compensation plans. These increases were partially offset by the payment of $8.1 million in common stock dividends, and a $1.5 million decrease in accumulated other comprehensive income, with $1.0 million due to market value adjustments on investment securities available for sale, and $0.5 million due to a reclassification adjustment to retained earnings due to the effect of the Tax Act.

	December 31,	December 31,
	2017	2016	$ Change	% Change
(dollars in thousands)
Assets
Investment securities available for sale	$447,660	$477,518	$(29,858)	(6.3)%
Investment securities held to maturity	195,619	168,392	27,227	16.2
Net loans	2,258,636	2,143,293	115,343	5.4
Premises and equipment	75,969	75,043	926	1.2
Goodwill	64,654	64,654	—	NM
Other intangible assets, net	12,046	15,171	(3,125)	(20.6)
Total Assets	$3,212,271	$3,079,575	$132,696	4.3%
Liabilities
Deposits:
Noninterest bearing	$461,969	$494,586	$(32,617)	(6.6)%
Interest bearing	2,143,350	1,985,862	157,488	7.9
Total deposits	2,605,319	2,480,448	124,871	5.0
Federal Home Loan Bank borrowings	115,000	115,000	—	—
Junior subordinated notes issued to capital trusts	23,793	23,692	101	0.4
Long-term debt	12,500	17,500	(5,000)	(28.6)
Total liabilities	$2,871,967	$2,774,119	$97,848	3.5%
Shareholders’ equity	$340,304	$305,456	$34,848	11.4%

Investment Securities
Our investment securities portfolio is managed to provide both a source of liquidity and earnings. The size of the portfolio varies along with fluctuations in levels of deposits and loans. Our investment securities portfolio totaled $643.3 million at December 31, 2017 compared to $645.9 million at December 31, 2016.
Securities available for sale are carried at fair value. As of December 31, 2017, the fair value of our securities available for sale was $447.7 million and the amortized cost was $451.2 million. There were $2.8 million of gross unrealized gains and $6.4 million of gross unrealized losses in our investment securities available for sale portfolio for a net unrealized loss of $3.6 million. The after-tax effect of this unrealized loss has been included in the accumulated other comprehensive income component of shareholders’ equity. The ratio of the fair value as a percentage of amortized cost decreased compared to December 31, 2016, due to an increase in interest rates, particularly in the market for tax-exempt municipal securities, during 2017.
U.S. treasury and U.S. government agency securities as a percentage of total securities increased to 4.0% at December 31, 2017, from 0.9% at December 31, 2016, and corporate debt securities increased to 16.5% at December 31, 2017, as compared to 16.2% at December 31, 2016. Investments in mortgage-backed securities and collateralized mortgage obligations decreased to 37.4% of total securities at December 31, 2017, as compared to 40.4% of total securities at December 31, 2016, and obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities also decreased to 41.7% at December 31, 2017, from 42.3% at December 31, 2016.  As of December 31, 2017 and 2016, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on these securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to significant credit-related losses.

We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows and prepayment risk, as well as the liquidity position and the interest rate risk profile of the Company.
The composition of securities available for sale was as follows:

	December 31,
	2017	2016	2015
(dollars in thousands)
Securities available for sale
U.S. Treasury	$—	$—	$6,910
U.S. Government agency securities and corporations	15,626	5,905	26,653
States and political subdivisions	141,839	165,272	183,384
Mortgage-backed securities	48,497	61,354	57,062
Collateralized mortgage obligations	168,196	171,267	106,404
Corporate debt securities	71,166	72,453	45,566
Other equity securities	2,336	1,267	1,262
Fair value of securities available for sale	$447,660	$477,518	$427,241
Amortized cost	$451,190	$479,390	$421,740
Fair value as a percentage of amortized cost	99.22%	99.61%	101.30%

Securities held to maturity are carried at amortized cost. As of December 31, 2017, the amortized cost of these securities was $195.6 million and the fair value was $194.3 million.
The composition of securities held to maturity was as follows:

	December 31,
	2017	2016	2015
(dollars in thousands)
Securities held to maturity
U.S. Government agency securities and corporations	$10,049	$—	$—
States and political subdivisions	126,413	107,941	66,454
Mortgage-backed securities	1,906	2,398	3,920
Collateralized mortgage obligations	22,115	26,036	30,505
Corporate debt securities	35,136	32,017	17,544
Amortized cost	$195,619	$168,392	$118,423
Fair value of securities held to maturity	$194,343	$164,792	$118,234
Fair value as a percentage of amortized cost	99.35%	97.86%	99.84%
See Note 3. “Investment Securities,’’ and Note 20. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements for additional information related to the investment portfolio.

The maturities, carrying values and weighted average yields of debt securities as of December 31, 2017 were as follows:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Securities available for sale: (1)
U.S. Government agency securities and corporations	$—	—%	$5,649	1.65%	$—	—%	$9,977	2.70%
States and political subdivisions (2)	16,284	4.30	53,156	4.38	68,716	4.59	3,683	4.92
Mortgage-backed securities (3)	49	4.73	5,422	2.30	23,728	2.27	19,298	2.35
Collateralized mortgage obligations (3)	5,023	1.53	6,349	2.64	5,399	1.61	151,425	2.19
Corporate debt securities	9,999	1.75	61,167	2.20	—	—	—	—
Total debt securities available for sale	$31,355	3.04%	$131,743	3.08%	$97,843	3.86%	$184,383	2.29%

Securities held to maturity: (1)
U.S. Government agency securities and corporations	$—	—%	$—	—%	$—	—%	$10,049	2.69%
States and political subdivisions (2)	—	—	11,616	3.49	64,745	3.92	50,052	3.72
Mortgage-backed securities (3)	—	—	—	—	4	6.00	1,902	3.04
Collateralized mortgage obligations (3)	—	—	—	—	2,236	1.60	19,879	1.97
Corporate debt securities	—	—	7,422	2.76	25,045	4.94	2,669	4.48
Total debt securities held to maturity	$—	—%	$19,038	3.21%	$92,030	4.14%	$84,551	3.19%
Total debt investment securities	$31,355	3.04%	$150,781	3.10%	$189,873	4.00%	$268,934	2.57%
(1) Excludes equity securities.
(2) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 35% (the applicable federal income tax rate as of December 31, 2017).
(3) These securities are presented based upon contractual maturities.
As of December 31, 2017, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	As of December 31,
	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$105,512	4.6%	$113,343	5.2%	$121,714	5.7%	$104,809	9.3%	$97,167	8.9%
Commercial and industrial	503,624	22.0	459,481	21.2	467,412	21.7	303,108	26.7	262,368	24.1
Credit cards(2)	—	—	1,489	0.1	1,377	0.1	1,246	0.1	1,028	0.1
Overdrafts(1)	—	—	—	—	1,483	0.1	744	0.1	537	0.1
Commercial real estate:
Construction & development	165,276	7.3	126,685	5.9	120,753	5.6	59,383	5.2	72,589	6.6
Farmland	87,868	3.8	94,979	4.4	89,084	4.1	83,700	7.4	85,475	7.9
Multifamily	134,506	5.9	136,003	6.3	121,763	5.7	54,886	4.8	55,443	5.1
Commercial real estate-other	784,321	34.3	706,576	32.6	660,341	30.7	228,552	20.2	220,917	20.3
Total commercial real estate	1,171,971	51.3	1,064,243	49.2	991,941	46.1	426,521	37.6	434,424	39.9
Residential real estate:
One- to four- family first liens	352,226	15.4	372,233	17.2	428,233	19.9	219,314	19.4	220,668	20.3
One- to four- family junior liens	117,204	5.1	117,763	5.4	102,273	4.7	53,297	4.7	53,458	4.9
Total residential real estate	469,430	20.5	489,996	22.6	530,506	24.6	272,611	24.1	274,126	25.2
Consumer	36,158	1.6	36,591	1.7	37,509	1.7	23,480	2.1	18,762	1.7
Total loans	$2,286,695	100.0%	$2,165,143	100.0%	$2,151,942	100.0%	$1,132,519	100.0%	$1,088,412	100.0%
Total assets	$3,212,271		$3,079,575		$2,979,975		$1,800,302		$1,755,218
Loans to total assets		71.2%		70.3%		72.2%		62.9%		62.0%

(1) - Beginning in 2016, the Company no longer considered overdrafts a separate class of loans, and these balances are now included in commercial and consumer loans, as appropriate.
(2) - Beginning in 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
Our loan portfolio, before allowance for loan losses, increased 5.6% to $2.29 billion as of December 31, 2017 from $2.17 billion at December 31, 2016. Increased balances were primarily concentrated in commercial real estate loans, which increased $107.7 million, or 10.1%, to $1.17 billion as of December 31, 2017, from $1.06 billion as of December 31, 2016. Within commercial real estate, other commercial real estate increased $77.7 million, or 11.0%, construction and development increased $38.6 million, or 30.5%, farmland loans decreased $7.1 million, or 7.5%, and multifamily decreased $1.5 million, or 1.1%, between December 31, 2017 and December 31, 2016. Commercial and industrial loans also increased $44.1 million, or 9.6%, to $503.6 million between December 31, 2017 and December 31, 2016. The increases were partially offset by decreases in residential real estate loans, which decreased $20.6 million, or 4.2%, between December 31, 2017 and December 31, 2016, and agricultural loans which decreased $7.8 million, or 6.9%, between December 31, 2017 and December 31, 2016, to $105.5 million at December 31, 2017. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $574.4 million and $487.3 million as of December 31, 2017 and 2016, respectively.
Our loan to deposit ratio increased slightly to 87.8% at year end 2017 from 87.3% at the end of 2016, with our target range for this ratio being between 80% and 90%. The increase in this ratio is reflective of new loans originations growing at a slightly greater rate than deposits.

The following table sets forth remaining maturities and rate types of selected loans at December 31, 2017:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due In			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$72,128	$25,388	$7,996	$105,512	$3,599	$68,529	$21,391	$11,993
Commercial and industrial	149,232	200,370	154,022	503,624	28,089	121,143	185,149	169,243
Commercial real estate:
Construction & development	61,003	80,916	23,357	165,276	27,507	33,496	52,185	52,088
Farmland	6,105	43,716	38,047	87,868	4,652	1,453	48,507	33,256
Multifamily	8,504	58,749	67,253	134,506	3,312	5,192	79,561	46,441
Commercial real estate-other	61,018	416,051	307,252	784,321	48,132	12,886	359,776	363,527
Total commercial real estate	136,630	599,432	435,909	1,171,971	83,603	53,027	540,029	495,312
Residential real estate:
One- to four- family first liens	26,181	98,294	227,751	352,226	17,470	8,711	160,134	165,911
One- to four- family junior liens	9,670	35,938	71,596	117,204	3,070	6,600	40,972	66,562
Total residential real estate	35,851	134,232	299,347	469,430	20,540	15,311	201,106	232,473
Consumer	6,418	28,272	1,468	36,158	5,362	1,056	29,410	330
Total loans	$400,259	$987,694	$898,742	$2,286,695	$141,193	$259,066	$977,085	$909,351
Of the $1.17 billion of variable rate loans, approximately $717.7 million, or 61.4%, are subject to interest rate floors, with a weighted average floor rate of 4.36%.
Nonperforming Assets
It is management’s policy to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured with marketable collateral and in the process of collection.
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2017	2016	2015	2014	2013
(dollars in thousands)
90 days or more past due and still accruing interest	$207	$485	$284	$848	$1,385
Troubled debt restructure	8,870	7,312	7,232	8,918	9,151
Nonaccrual	14,784	20,668	4,012	3,255	3,240
Total nonperforming loans	23,861	28,465	11,528	13,021	13,776
Other real estate owned	2,010	2,097	8,834	1,916	1,770
Total nonperforming loans and nonperforming other assets	$25,871	$30,562	$20,362	$14,937	$15,546
Nonperforming loans to loans, before allowance for loan losses	1.04%	1.31%	0.54%	1.15%	1.27%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.13%	1.41%	0.95%	1.32%	1.43%
Total nonperforming assets were $25.9 million at December 31, 2017, compared to $30.6 million at December 31, 2016, a $4.7 million, or 15.3%, decrease. Nonperforming loans decreased $4.6 million during 2017, and nonperforming other assets (other real estate owned) decreased $0.1 million during 2017. The decrease in other real estate owned (“OREO”) from $2.1 million at December 31, 2016 to $2.0 million at December 31, 2017, was primarily attributable to the net decrease of 13 properties in other real estate owned during the year ended December 31, 2017. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of December 31, 2017. OREO is carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans decreased from $28.5 million, or 1.31% of total loans, at December 31, 2016, to $23.9 million, or 1.04% of total loans, at December 31, 2017. At December 31, 2017, nonperforming loans consisted of $14.8 million in nonaccrual loans, $8.9 million in troubled debt restructures (“TDRs”) and $0.2 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $20.7 million, TDRs of $7.3 million, and loans past due 90 days or more and still accruing interest of $0.5 million at December 31, 2016. Nonaccrual loans decreased $5.9 million between December 31, 2016, and December 31, 2017. This was primarily driven by net charge-offs of $11.1 million in 2017 coupled with one loan being added in the fourth quarter of 2017 for $5.0 million, which was the same borrower that resulted in the large credit impairment also in the fourth quarter of 2017. The balance of TDRs increased $1.6 million between these two dates, as a result of the addition of seven loans (representing four lending relationships) totaling $5.3 million, which was partially offset by payments collected from TDR-status borrowers totaling $2.8 million, and three loans totaling $0.9 million moving to non-disclosed status. Loans 90 days past due and still accruing interest decreased $0.3 million between December 31, 2016, and December 31, 2017. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $8.4 million at December 31, 2017, compared with $7.8 million at December 31, 2016. As of December 31, 2017, the allowance for loan losses was $28.1 million, or 1.23% of total loans, compared with $21.9 million, or 1.01% of total loans at December 31, 2016. The allowance for loan losses represented 117.59% of nonperforming loans at December 31, 2017, compared with 76.76% of nonperforming loans at December 31, 2016.
The following table sets forth information concerning nonperforming loans by portfolio class at December 31, 2017 and December 31, 2016:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
(in thousands)
December 31, 2017
Agricultural	$—	$2,637	$168	$2,805
Commercial and industrial	—	1,450	7,124	8,574
Commercial real estate:
Construction & development	—	—	188	188
Farmland	—	—	386	386
Multifamily	—	—	—	—
Commercial real estate-other	—	4,028	5,279	9,307
Total commercial real estate	—	4,028	5,853	9,881
Residential real estate:
One- to four- family first liens	205	755	1,228	2,188
One- to four- family junior liens	2	—	346	348
Total residential real estate	207	755	1,574	2,536
Consumer	—	—	65	65
Total	$207	$8,870	$14,784	$23,861
December 31, 2016
Agricultural	$—	$2,770	$2,690	$5,460
Commercial and industrial	—	595	8,358	8,953
Commercial real estate:
Construction & development	95	—	780	875
Farmland	—	2,174	227	2,401
Multifamily	—	—	—	—
Commercial real estate-other	—	247	7,360	7,607
Total commercial real estate	95	2,421	8,367	10,883
Residential real estate:
One- to four- family first liens	375	1,501	1,127	3,003
One- to four- family junior liens	15	13	116	144
Total residential real estate	390	1,514	1,243	3,147
Consumer	—	12	10	22
Total	$485	$7,312	$20,668	$28,465
Not included in the loans above were purchased credit impaired loans with an outstanding balance of $0.7 million, net of a discount of $0.1 million as of December 31, 2017, and an outstanding balance of $2.6 million, net of a discount of $0.5 million as of December 31, 2016.

The largest category of nonperforming loans was commercial real estate loans, with a balance of $9.9 million at December 31, 2017. The remaining nonperforming loans consisted of $8.6 million in commercial and industrial, $2.8 million in agricultural, and $2.5 million in residential real estate.
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
The gross interest income that would have been recorded in the years ended December 31, 2017, 2016 and 2015 if the nonaccrual and TDRs had been current in accordance with their original terms was $2.5 million, $1.9 million, and $0.8 million, respectively. The amount of interest collected on those loans that was included in interest income was $1.4 million, $0.6 million, and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Loan Review and Classification Process for Agricultural Loans, Commercial and Industrial Loans, and Commercial Real Estate Loans:
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
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires all lending relationships with total exposure of $5.0 million or more as well as all classified (loan grades 6 through 8) and watch (loan grade 5) rated credits over $1.0 million be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to executive management.
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
During the year ended December 31, 2017, the Company restructured 11 loans by granting concessions to borrowers experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of December 31, 2017 and December 31, 2016 is as follows:

	December 31,
	2017	2016
(in thousands)
Restructured Loans (TDRs):
In compliance with modified terms	$8,870	$7,312
Not in compliance with modified terms - on nonaccrual status or over 90 days past due and still accruing interest	4,778	1,003
Total restructured loans	$13,648	$8,315

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2017	2016	2015	2014	2013
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$2,286,695	$2,165,143	$2,151,942	$1,132,519	$1,088,412
Average amount of loans outstanding for the period (net of unearned interest)	$2,201,364	$2,161,376	$1,962,846	$1,092,280	$1,059,356
Allowance for loan losses at beginning of period (1)	$21,850	$19,427	$16,363	$16,179	$15,957
Charge-offs:
Agricultural	$1,202	$1,204	$245	$26	$39
Commercial and industrial	2,338	3,024	639	673	695
Credit cards	—	42	53	12	95
Overdrafts	—	—	44	37	64
Commercial real estate:
Construction & development	257	734	193	86	342
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	7,674	197	660	79	203
Total commercial real estate	7,931	931	853	165	545
Residential real estate:
One- to four- family first liens	250	462	653	349	170
One- to four- family junior liens	55	320	87	60	116
Total residential real estate	305	782	740	409	286
Consumer	257	98	48	39	83
Total charge-offs	$12,033	$6,081	$2,622	$1,361	$1,807
Recoveries:
Agricultural	$187	$33	$1	$10	$36
Commercial and industrial	232	124	372	215	68
Credit cards(2)	—	—	—	2	2
Overdrafts(3)	—	—	11	13	6
Commercial real estate:
Construction & development	167	54	—	38	—
Farmland	24	1	4	—	1
Multifamily	—	—	—	—	4
Commercial real estate-other	100	137	3	23	474
Total commercial real estate	291	192	7	61	479
Residential real estate:
One- to four- family first liens	24	82	131	18	24
One- to four- family junior liens	156	75	12	4	43
Total residential real estate	180	157	143	22	67
Consumer	18	15	20	22	21
Total recoveries	$908	$521	$554	$345	$679
Net loans charged off	$11,125	$5,560	$2,068	$1,016	$1,128
Provision for loan losses	17,334	7,983	5,132	1,200	1,350
Allowance for loan losses at end of period	$28,059	$21,850	$19,427	$16,363	$16,179
Net loans charged off to average loans	0.51%	0.26%	0.11%	0.09%	0.11%
Allowance for loan losses to total loans at end of period	1.23%	1.01%	0.90%	1.44%	1.49%
(1) - Loans do not include, and the allowance for loan losses does not include, loan pool participations for the years 2015, 2014 and 2013.
(2) - Beginning in 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
(3) - Beginning in 2016, the Company no longer considered overdrafts a separate class of loans, and these balances are now included in commercial and consumer loans, as appropriate.

The following table sets forth the allowance for loan losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment as of December 31 for each of the years indicated:

	December 31,
	2017		2016		2015		2014		2013
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$2,790	4.6%	$2,003	5.2%	$1,417	5.7%	$1,506	9.3%	$1,358	8.9%
Commercial and industrial	8,518	22.0	6,274	21.3	5,451	21.9	5,780	26.9	4,980	24.3
Commercial real estate	13,637	51.3	9,860	49.2	8,556	46.1	4,399	37.6	5,294	39.9
Residential real estate	2,870	20.5	3,458	22.6	3,968	24.6	3,167	24.1	3,185	25.2
Consumer	244	1.6	255	1.7	409	1.7	323	2.1	275	1.7
Unallocated	—	—	—	—	(374)	—	1,188	—	1,087	—
Total	$28,059	100.0%	$21,850	100.0%	$19,427	100.0%	$16,363	100.0%	$16,179	100.0%
Our ALLL as of December 31, 2017 was $28.1 million, which was 1.23% of total loans and 1.39% of non-acquired loans as of that date. This compares with an ALLL of $21.9 million as of December 31, 2016, which was 1.01% of total loans and 1.27% of non-acquired loans as of that date. Gross charge-offs for the year of 2017 totaled $12.0 million, which includes the charge-off of $7.3 million related to one commercial borrower, while recoveries of previously charged-off loans totaled $0.9 million. The ratio of annualized net loan charge offs to average loans for the year of 2017 was 0.51% compared to 0.26% for the year ended December 31, 2016. As of December 31, 2017, the ALLL was 117.59% of nonperforming loans compared with 76.76% as of December 31, 2016. Based on the inherent risk in the loan portfolio, we believed that as of December 31, 2017, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy may require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
Non-acquired loans with a balance of $1.96 billion at December 31, 2017, had $27.2 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.39%, compared to balances of $1.68 billion and an allocated allowance for loan loss to non-acquired loan ratio of 1.27% at December 31, 2016. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At December 31, 2017
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,964,047	$—	$1,964,047	$27,209	1.39%	1.39%
Total Acquired Loans	331,122	8,474	322,648	850	0.26	2.82
Total Loans	$2,295,169	$8,474	$2,286,695	$28,059	1.23%	1.59%

	At December 31, 2016
	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,677,935	$—	$1,677,935	$21,229	1.27%	1.27%
Total Acquired Loans	500,423	13,215	487,208	621	0.12	2.76
Total Loans	$2,178,358	$13,215	$2,165,143	$21,850	1.01%	1.61%
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
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At December 31, 2017, there were 25 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 158 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 3 of these equity loans and other financial institutions have the first lien on the remaining 155. There were also 164 commercial real estate loans without credit enhancement that exceed the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At December 31, 2017, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Premises and Equipment
As of December 31, 2017, premises and equipment totaled $76.0 million, an increase of $1.0 million, or 1.2%, from $75.0 million at December 31, 2016. This increase was primarily due to normal building improvements, somewhat offset by depreciation. We expect the balance of premises and equipment to remain stable in future periods.
Goodwill and Other Intangible Assets
Goodwill was unchanged at $64.7 million as of December 31, 2016 and 2017. Other intangible assets decreased $3.1 million, or 20.6%, to $12.0 million at December 31, 2017 compared to December 31, 2016, due to normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Deposits
Deposits increased $124.9 million, or 5.0%, during the year ended December 31, 2017, due in part to an increased focus on deposit gathering in Minnesota and Wisconsin, and growth in the Colorado market. The mix of deposits saw increases between December 31, 2016 and December 31, 2017 of $91.8 million, or 8.1%, in interest-bearing checking deposits, $15.7 million, or 8.0%, in savings deposits, and $49.9 million, or 7.7%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing demand deposits of $32.6 million, or 6.6%, between December 31, 2016 and December 31, 2017.
The average balance of non-interest-bearing accounts decreased $41.2 million, or 8.0%, from 2016 to 2017. The average balance of interest-bearing demand deposits increased $64.6 million, or 5.9%, and the average balance of savings accounts increased by $10.0 million, or 5.1%, between 2016 and 2017. The aggregate average balance of time deposits increased by $24.8 million, or 3.8%, from 2016 to 2017, primarily in deposits of $100,000 and over.

	Year Ended December 31,
	2017			2016			2015			2014			2013
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$471,170	18.8%	NA	$512,383	21.0%	NA	$488,312	21.4%	NA	$208,071	15.0%	NA	$204,185	15.0%	NA
Interest-bearing demand (NOW and money market)	1,152,350	46.0	0.32%	1,087,757	44.5	0.29%	859,945	37.8	0.31%	603,812	43.7	0.36%	581,723	42.8	0.41%
Savings	205,204	8.2	0.10	195,237	8.0	0.14	279,230	12.3	0.13	102,850	7.4	0.14	96,034	7.1	0.15
Time deposits	674,757	27.0	1.13	649,986	26.5	0.92	648,516	28.5	0.75	469,351	33.9	1.00	477,537	35.1	1.35
Total deposits	$2,503,481	100.0%	0.46%	$2,445,363	100.0%	0.38%	$2,276,003	100.0%	0.35%	$1,384,084	100.0%	0.51%	$1,359,479	100.0%	0.66%

Certificates of deposit of $100,000 and over at December 31, 2017 had the following maturities:

(in thousands)
Three months or less	$108,796
Over three through six months	42,121
Over six months through one year	80,513
Over one year	145,697
Total	$377,127
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase
Federal funds purchased were $1.0 million as of December 31, 2017, a decrease of $34.7 million, or 97.2%, from $35.7 million at December 31, 2016. The Bank uses federal funds to meet its routine liquidity requirements and to maintain short-term liquidity, which accounts for fluctuations in this balance. Securities sold under agreement to repurchase were $96.2 million as of December 31, 2017, an increase of $14.0 million, or 17.1%, from $82.2 million at December 31, 2016. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Changes in the balance of securities sold under agreement to repurchase are due to variances in the cash needs of these customers. See Note 10. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our federal funds purchased and securities sold under agreement to repurchase.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.8 million as of December 31, 2017, an increase of $0.1 million, or 0.4%, from $23.7 million at December 31, 2016. This increase was due to purchase accounting amortization on junior subordinated notes that were assumed by us from Central in the merger. See Note 11. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $115.0 million as of December 31, 2017, the same as of December 31, 2016. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $12.5 million was outstanding as of December 31, 2017. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.
The following table sets forth the distribution of borrowed funds and weighted average interest rates thereon at the end of each of the last three years.

	December 31,
	2017		2016		2015
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$97,229	0.47%	$117,871	0.40%	$68,963	0.30%
FHLB borrowings	115,000	1.67	115,000	1.56	87,000	1.64
Junior subordinated notes issued to capital trusts	23,793	4.00	23,692	3.16	23,587	2.71
Long-term debt	12,500	2.85	17,500	2.52	22,500	2.17
Total	$248,522	1.48%	$274,063	1.26%	$202,050	1.38%

The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Federal funds purchased and repurchase agreements	$124,952	$117,871	$102,009
FHLB borrowings	145,000	115,000	93,000
Junior subordinated notes issued to capital trusts	23,793	23,692	23,523
Subordinated note	—	—	12,099
Long-term debt	17,500	22,500	25,000
Total	$311,245	$279,063	$255,631
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$87,763	0.47%	$74,566	0.27%	$69,498	0.30%
FHLB borrowings	110,000	1.67	104,954	1.74	86,614	1.68
Junior subordinated notes issued to capital trusts	23,743	4.00	23,641	3.49	20,868	2.84
Subordinated note	—	—	—	—	1,805	8.98
Long-term debt	15,596	2.75	20,604	2.27	16,527	2.26
Total	$237,102	1.53%	$223,765	1.48%	$195,312	1.43%
Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2017:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$701,808	$391,444	$238,267	$72,094	$3
Federal funds purchased and repurchase agreements	97,229	97,229	—	—	—
FHLB borrowings	115,000	19,000	74,000	22,000	—
Junior subordinated notes issued to capital trusts	23,793	—	—	—	23,793
Long-term debt	12,500	5,000	5,000	2,500	—
Noncancelable operating leases and capital lease obligations	1,294	103	249	502	440
Total	$951,624	$512,776	$317,516	$97,096	$24,236
Off-Balance-Sheet Transactions
During the normal course of business, we become a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. We follow the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as is followed for those loans that are recorded in our financial statements.
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments, and also expects to have sufficient liquidity available to cover these off-balance-sheet instruments. Off-balance-sheet transactions are more fully discussed in Note 18. “Commitments and Contingencies” to our consolidated financial statements.
The following table summarizes our off-balance-sheet commitments by expiration period, as of December 31, 2017:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to extend credit	$563,305	$219,257	$344,048	$—	$—
Commitments to sell loans	856	856	—	—	—
Standby letters of credit	10,260	7,644	2,616	—	—
Total	$574,421	$227,757	$346,664	$—	$—
Capital Resources
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rule, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2017, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. See Note 17. “Regulatory Capital Requirements and Restrictions on Subsidiary Cash” to our consolidated financial statements for additional information related to our regulatory capital ratios.
In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 Capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016, at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching the final level of 2.5% on January 1, 2019. The capital conservation buffer during 2017 was 1.25%.
On May 1, 2015, as consideration for the Central merger, the Company issued 2,723,083 shares of its common stock. On June 22, 2015, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors, pursuant to which, on June 23, 2015, the Company sold an aggregate of 300,000 newly issued shares of the Company’s common stock at a purchase price of $28.00 per share. Each of the purchasers was an existing shareholder of the Company. On March 17, 2017, the Company entered into an underwriting agreement to offer and sell, through an underwriter, up to 750,000 newly issued shares of the Company’s common stock at a public purchase price of $34.25 per share. This included 250,000 shares of the Company’s common stock granted as a 30-day option to purchase to cover over-allotments, if any. On April 6, 2017, the underwriter purchased the full amount of its over-allotment option of 250,000 shares.
At the 2017 Annual Meeting of Shareholders of the Company held on April 20, 2017, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan (the “Plan”). The Plan is the successor to the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which expired on November 20, 2017.
On February 15, 2017, 25,400 restricted stock units were granted to certain officers of the Company under the 2008 Plan. Additionally, during the year of 2017, 27,625 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 3,124 shares were surrendered by grantees to satisfy tax requirements, and 3,225 nonvested restricted stock units were forfeited. During 2017, 8,750 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options expired.

On May 15, 2017, 7,600 restricted stock units were granted to the directors of the Company under the Plan. See Note 15. “Stock Compensation Plans” to our consolidated financial statements for additional information related to our stock compensation program.
On July 21, 2016, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During 2017, the Company repurchased no common stock. Of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of December 31, 2017.
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
Liquid assets on hand are summarized in the table below:

	Year Ended December 31,
	2017	2016	2015
(dollars in thousands)
Cash and due from banks	$44,818	$41,464	$44,199
Interest-bearing deposits	5,474	1,764	2,731
Federal funds sold	680	—	167
Total	$50,972	$43,228	$47,097
Percentage of average total assets	1.6%	1.4%	1.7%
Generally, our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our federal funds lines of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. This included fixed-rate advances from the FHLB that were obtained at a more favorable cost than deposits of comparable maturity. We generally managed the pricing of our deposits to maintain a steady deposit base but from time to time decided not to pay rates on deposits as high as our competition. Our banking subsidiary also maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary.
As of December 31, 2017, we had $12.5 million of long-term debt outstanding to an unaffiliated banking organization. See Note 12. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. As of December 31, 2017, we also had $23.8 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 11. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $41.0 million for the year ended December 31, 2017 and $38.2 million for the year ended December 31, 2016.
As of December 31, 2017, we had outstanding commitments to extend credit to borrowers of $563.3 million, standby letters of credit of $10.3 million, and commitments to sell loans of $0.9 million. Certificates of deposit maturing in one year or less totaled $391.4 million as of December 31, 2017. We believe that a significant portion of these deposits will remain with us upon maturity.

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
Net cash provided by operating activities was $41.0 million during 2017, compared with $38.2 million in 2016 and $32.7 million in 2015. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $3.4 million inflow for 2017, compared to an outflow of $1.1 million for 2016 and a $2.4 million net outflow for 2015.
Net cash used in investing activities was $148.8 million during 2017, compared with net cash used in investing activities of $123.6 million in 2016 and net cash provided by investing activities of $5.0 million in 2015. During 2017, securities transactions were cash neutral, while they resulted in a net cash outflow for 2016 of $108.8 million, and a net cash inflow of $137.7 million for 2015. Net origination of loans and principal received from loan pools resulted in $133.8 million in cash outflows for 2017, compared to a $20.6 million outflows for 2016 and $86.9 million outflows in 2015. Net cash used to acquire Central in 2015 was $35.6 million.
Net cash provided by financing activities was $115.5 million during 2017, compared with net cash provided by financing activities of $81.5 million in 2016, and net cash used in financing activities of $14.0 million in 2015. Sources of cash from financing activities for 2017 included a $124.9 million increase in net deposits, and $24.4 million (net of expenses) proceeds from the issuance of common stock. These increases in cash were partially offset by a net decrease of $34.7 million in federal funds purchased, $8.1 million cash dividends paid, and $5.0 million in payments on long-term debt. In 2016, our main sources of cash from financing activities were a net increase of $34.2 million in federal funds purchased, $28.0 million net proceeds from FHLB borrowings, and a $16.9 million increase in net deposits, partially offset by $7.3 million cash dividends paid, and $5.0 million in payments on long-term debt. In 2015, our main sources of cash from financing activities were $25.0 million of new long-term borrowings, $7.9 million proceeds from the issuance of common stock, and a $5.8 million increase in net deposits, partially offset by a net decrease of $15.9 million in federal funds purchased, $12.7 million to redeem a subordinated note, and a net decrease in FHLB borrowings of $6.0 million.
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
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines totaling $150.0 million, which lines are tested annually to ensure availability.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of December 31, 2017, the Bank had $115.0 million in outstanding FHLB borrowings, leaving $198.0 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2017.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2017, the Bank had municipal securities with an approximate market value of $12.8 million pledged for liquidity purposes.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. Multiple interest rate scenarios are evaluated which include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). The change in the Company’s interest rate profile between December 31, 2016 and December 31, 2017 is largely attributable to the growth in the investment securities portfolio.
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
Net Interest Income Simulation: Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates and the shape of the yield curve. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings, and events outside management's control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective, and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing.
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or increase of 100 basis points and 200 basis points.

	Immediate Change in Rates
	-100	+100	+200
(dollars in thousands)
December 31, 2017
Dollar change	$(729)	$55	$(361)
Percent change	(0.7)%	0.1%	(0.4)%

December 31, 2016
Dollar change	$(886)	$157	$453
Percent change	(0.9)%	0.2%	0.5%
As of December 31, 2017, 37.7% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months and 64.9% of the Company’s deposit balances are low cost or no cost deposits.

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
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and its subsidiaries’ (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits includes performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor since 2013.
Cedar Rapids, Iowa
March 1, 2018

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(dollars in thousands)

	2017	2016
ASSETS
Cash and due from banks	$44,818	$41,464
Interest-bearing deposits in banks	5,474	1,764
Federal funds sold	680	—
Cash and cash equivalents	50,972	43,228
Investment securities:
Available for sale	447,660	477,518
Held to maturity (fair value of $194,343 as of December 31, 2017 and $164,792 as of December 31, 2016)	195,619	168,392
Loans held for sale	856	4,241
Loans	2,286,695	2,165,143
Allowance for loan losses	(28,059)	(21,850)
Net loans	2,258,636	2,143,293
Premises and equipment, net	75,969	75,043
Accrued interest receivable	14,732	13,871
Goodwill	64,654	64,654
Other intangible assets, net	12,046	15,171
Bank-owned life insurance	59,831	47,231
Other real estate owned	2,010	2,097
Deferred income taxes, net	6,525	6,523
Other assets	22,761	18,313
Total assets	$3,212,271	$3,079,575
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$461,969	$494,586
Interest-bearing checking	1,228,112	1,136,282
Savings	213,430	197,698
Certificates of deposit under $100,000	324,681	326,832
Certificates of deposit $100,000 and over	377,127	325,050
Total deposits	2,605,319	2,480,448
Federal funds purchased	1,000	35,684
Securities sold under agreements to repurchase	96,229	82,187
Federal Home Loan Bank borrowings	115,000	115,000
Junior subordinated notes issued to capital trusts	23,793	23,692
Long-term debt	12,500	17,500
Deferred compensation liability	5,199	5,180
Accrued interest payable	1,428	1,472
Other liabilities	11,499	12,956
Total liabilities	2,871,967	2,774,119
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares at December 31, 2017 and 15,000,000 shares at December 31, 2016; issued 12,463,481 shares at December 31, 2017 and 11,713,481 shares at December 31, 2016; outstanding 12,219,611 shares at December 31, 2017 and 11,436,360 shares at December 31, 2016	12,463	11,713
Additional paid-in capital	187,486	163,667
Treasury stock at cost, 243,870 shares as of December 31, 2017 and 277,121 shares as of December 31, 2016	(5,121)	(5,766)
Retained earnings	148,078	136,975
Accumulated other comprehensive loss	(2,602)	(1,133)
Total shareholders' equity	340,304	305,456
Total liabilities and shareholders' equity	$3,212,271	$3,079,575
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except per share amounts)

	2017	2016	2015
Interest income:
Interest and fees on loans	$102,366	$98,162	$86,544
Interest and discount on loan pool participations	—	—	798
Interest on bank deposits	138	161	70
Interest on federal funds sold	4	5	1
Interest on investment securities:
Taxable securities	10,573	8,297	7,734
Tax-exempt securities	6,239	5,703	5,553
Total interest income	119,320	112,328	100,700
Interest expense:
Interest on deposits:
Interest-bearing checking	3,648	3,151	2,627
Savings	215	267	360
Certificates of deposit under $100,000	3,579	2,929	2,445
Certificates of deposit $100,000 and over	4,047	3,032	2,406
Total interest expense on deposits	11,489	9,379	7,838
Interest on federal funds purchased	171	47	34
Interest on securities sold under agreements to repurchase	241	158	176
Interest on Federal Home Loan Bank borrowings	1,838	1,827	1,451
Interest on other borrowings	12	19	22
Interest on junior subordinated notes issued to capital trusts	949	825	592
Interest on subordinated notes	—	—	162
Interest on long-term debt	445	467	373
Total interest expense	15,145	12,722	10,648
Net interest income	104,175	99,606	90,052
Provision for loan losses	17,334	7,983	5,132
Net interest income after provision for loan losses	86,841	91,623	84,920
Noninterest income:
Trust, investment, and insurance fees	6,189	5,574	6,005
Service charges and fees on deposit accounts	5,126	5,219	4,401
Loan origination and servicing fees	3,421	3,771	2,756
Other service charges and fees	5,992	5,951	5,215
Bank-owned life insurance income	1,388	1,366	1,307
Gain on sale or call of available for sale securities	188	464	1,011
Gain on sale or call of held to maturity securities	53	—	—
Gain (loss) on sale of premises and equipment	2	(44)	(29)
Other gain	11	1,133	527
Total noninterest income	22,370	23,434	21,193
Noninterest expense:
Salaries and employee benefits	47,864	49,621	41,865
Net occupancy and equipment expense	12,305	13,066	9,975
Professional fees	3,962	4,216	4,929
Data processing expense	2,674	4,940	2,659
FDIC insurance expense	1,265	1,563	1,397
Amortization of intangible assets	3,125	3,970	3,271
Other operating expense	8,941	10,430	9,080
Total noninterest expense	80,136	87,806	73,176
Income before income tax expense	29,075	27,251	32,937
Income tax expense	10,376	6,860	7,819
Net income	$18,699	$20,391	$25,118
Earnings per share:
Basic	$1.55	$1.78	$2.42
Diluted	$1.55	$1.78	$2.42
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016, and 2015
(in thousands)

	2017	2016	2015
Net income	$18,699	$20,391	$25,118

Other comprehensive loss, available for sale securities:
Unrealized holding losses arising during period	(1,470)	(6,906)	(2,046)
Reclassification adjustment for gains included in net income	(188)	(464)	(1,011)
Income tax benefit	654	2,829	1,143
Other comprehensive loss on available for sale securities	(1,004)	(4,541)	(1,914)
Total other comprehensive loss	$(1,004)	$(4,541)	$(1,914)
Comprehensive income	$17,695	$15,850	$23,204
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$—	$8,690	$80,537	$(6,945)	$105,127	$5,322	$192,731
Net income	—	—	—	—	25,118	—	25,118
Issuance of common stock due to business combination (2,723,083 shares)	—	2,723	75,172	—	—	—	77,895
Issuance of common stock - private placement (300,000 shares), net of expenses	—	300	7,600	—	—	—	7,900
Dividends paid on common stock ($0.60 per share)	—	—	—	—	(6,344)	—	(6,344)
Stock options exercised (8,414 shares)	—	—	(40)	169	—	—	129
Release/lapse of restriction on RSUs (23,123 shares)	—	—	(416)	445	—	—	29
Share-based compensation	—	—	634	—	—		634
Other comprehensive loss, net of tax	—	—	—	—	—	(1,914)	(1,914)
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	20,391	—	20,391
Dividends paid on common stock ($0.64 per share)	—	—	—	—	(7,317)	—	(7,317)
Stock options exercised (2,900 shares)	—	—	(22)	60	—	—	38
Release/lapse of restriction on RSUs (26,133 shares)	—	—	(529)	505	—	—	(24)
Share-based compensation	—	—	731	—	—		731
Other comprehensive loss, net of tax	—	—	—	—	—	(4,541)	(4,541)
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	18,699	—	18,699
Issuance of common stock (750,000 shares), net of expenses of $1,328	—	750	23,610	—	—	—	24,360
Dividends paid on common stock ($0.67 per share)	—	—	—	—	(8,061)	—	(8,061)
Stock options exercised (8,750 shares)	—	—	(83)	183	—	—	100
Release/lapse of restriction on RSUs (27,625 shares)	—	—	(576)	462	—	—	(114)
Share-based compensation	—	—	868	—	—	—	868
Tax Cuts and Jobs Act of 2017, reclassified from AOCI to Retained Earnings, tax effect	—	—	—	—	465	(465)	—
Other comprehensive loss, net of tax	—	—	—	—	—	(1,004)	(1,004)
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016, and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$18,699	$20,391	$25,118
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,334	7,983	5,132
Depreciation of premises and equipment	4,133	4,555	3,284
Amortization of other intangibles	3,125	3,970	3,271
Amortization of premiums and discounts on investment securities, net	1,176	1,624	1,833
(Gain) loss on sale of premises and equipment	(2)	44	29
Deferred income tax expense (benefit)	744	(2,853)	1,300
Excess tax benefits from share-based award activity	(92)	—	—
Stock-based compensation	868	731	634
Net gain on sale or call of available for sale securities	(188)	(464)	(1,011)
Net gain on sale or call of held to maturity securities	(53)	—	—
Net gain on sale of other real estate owned	(28)	(795)	(332)
Net gain on sale of loans held for sale	(1,794)	(2,475)	(1,794)
Writedown of other real estate owned	58	675	—
Origination of loans held for sale	(87,579)	(132,003)	(129,129)
Proceeds from sales of loans held for sale	92,758	133,424	128,537
Increase in accrued interest receivable	(861)	(135)	(167)
Increase in cash value of bank-owned life insurance	(1,388)	(1,366)	(1,307)
(Increase) decrease in other assets	(4,448)	3,496	3,037
Increase in deferred compensation liability	19	48	83
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(1,501)	1,334	(5,810)
Net cash provided by operating activities	$40,980	$38,184	$32,708
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$22,538	$23,381	$116,829
Proceeds from maturities and calls of available for sale securities	67,743	84,612	70,806
Purchases of available for sale securities	(62,849)	(166,618)	(25,424)
Proceeds from sales of held to maturity securities	1,153	—	—
Proceeds from maturities and calls of held to maturity securities	15,477	12,080	4,669
Purchases of held to maturity securities	(44,024)	(62,231)	(29,182)
Increase in loans	(133,836)	(20,648)	(106,278)
Decrease in loan pool participations, net	—	—	19,332
Purchases of premises and equipment	(4,988)	(5,634)	(14,869)
Proceeds from sale of other real estate owned	1,216	8,744	3,594
Proceeds from sale of premises and equipment	32	2,299	1,132
Proceeds from bank-owned life insurance death benefit	—	430	—
Purchases of bank-owned life insurance	(11,212)	—	—
Net cash paid in business acquisition (Note 2)	—	—	(35,596)
Net cash provided by (used in) investing activities	$(148,750)	$(123,585)	$5,013
Cash flows from financing activities:
Net increase in deposits	$124,871	$16,927	$5,812
Net increase (decrease) in federal funds purchased	(34,684)	34,184	(15,908)
Net increase (decrease) in securities sold under agreements to repurchase	14,042	14,724	(9,482)
Proceeds from Federal Home Loan Bank borrowings	215,000	50,000	24,000
Repayment of Federal Home Loan Bank borrowings	(215,000)	(22,000)	(30,000)
Proceeds from share-based award activity	100	14	158
Taxes paid relating to net share settlement of equity awards	(114)	—	—
Redemption of subordinated note	—	—	(12,669)
Proceeds from long-term debt	—	—	25,000
Payments on long-term debt	(5,000)	(5,000)	(2,500)
Dividends paid	(8,061)	(7,317)	(6,344)
Issuance of common stock	25,688	—	7,900
Expenses incurred in stock issuance	(1,328)	—	—
Net cash provided by (used in) financing activities	$115,514	$81,532	$(14,033)
Net increase (decrease) in cash and cash equivalents	$7,744	$(3,869)	$23,688
Cash and cash equivalents:
Beginning of period	43,228	$47,097	$23,409
Ending balance	$50,972	$43,228	$47,097

	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,189	$12,757	$10,004
Cash paid during the period for income taxes	13,199	7,957	7,677
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$1,159	$1,887	$1,760
Supplemental schedule of non-cash operating activities:
Transfer due to Tax Cuts and Jobs Act of 2017, reclassified from AOCI to Retained Earnings, tax effect	$465	$—	$—

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Investment securities	$—	$—	$160,775
Loans	—	—	916,973
Premises and equipment	—	—	27,908
Goodwill	—	—	64,654
Core deposit intangible	—	—	12,773
Trade name intangible	—	—	1,380
FDIC indemnification asset	—	—	3,753
Other real estate owned	—	—	8,420
Other assets	—	—	14,482
Total noncash assets acquired	—	—	1,211,118

Liabilities assumed:
Deposits	—	—	1,049,167
Short-term borrowings	—	—	16,124
Junior subordinated notes issued to capital trusts	—	—	8,050
Subordinated note payable	—	—	12,669
Other liabilities	—	—	11,617
Total liabilities assumed	$—	$—	$1,097,627

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns all of the outstanding common stock of MidWestOne Bank, Iowa City, Iowa, and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. The Bank is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers through a total of 44 branch locations in central and east-central Iowa, the Twin Cities metro area in Minnesota and western Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorships accounts along with providing other management services to customers.

On May 1, 2015, the Company consummated a merger with Central Bancshares, Inc., a Minnesota corporation. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of MidWestOne. Per the merger agreement, each of the outstanding shares of Central common stock was converted into the pro rata portion of 2,723,083 shares of Company common stock and $64.0 million in cash (See Note 2. “Business Combination” for additional information). On April 2, 2016, Central Bank merged with and into the Bank.

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

The nature of the Company’s business requires that it maintain amounts due from banks that, at times, may exceed federally insured limits. In the opinion of management, no material risk of loss exists due to the various correspondent banks’ financial condition and the fact that they are well capitalized.

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

Purchase premiums and discounts are recognized in interest income using the interest method between the date of purchase and the first call date, or the maturity date of the security when there is no call date. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other than temporary impairment exists, management considers whether: (1) we have the intent to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis; and (3) we do not expect to recover the entire amortized cost basis of the security. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Covered assets and indemnification asset: As part of the Central transaction, the Company assumed loss-share or similar credit protection agreements with the FDIC. The FDIC loss sharing agreements were terminated on July 14, 2017, at which time the loans were reclassified to non-covered assets.

Loan Pool Participations: In 2010, the Company made the decision to exit the loan pool participation line of business, and all remaining loan pool participations were sold in June 2015.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the unit level. The Company did not recognize impairment losses during the year ended December 31, 2017. Any future impairment will be recorded as noninterest expense in the period of assessment. Certain other intangible assets that have finite lives are amortized over the remaining useful lives.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act introduced tax reform that reduced the corporate federal income tax rate from 35% to 21%, among other changes. While the corporate tax rate reduction is effective January 1, 2018, GAAP required a revaluation of the Company’s net deferred tax asset. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense as changes in tax laws are enacted. On February 14, 2018 the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of this ASU allow a reclassification from other accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act.

The Company’s revaluation of its deferred tax asset is subject to further clarifications of the Tax Act that cannot be estimated at this time, and the Company will continue to analyze the Tax Act to determine the full effects of the new law, including the new lower corporate tax rate, on its financial condition and results of operations. See Note 13. “Income Taxes” for more information,

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2017 and 2016.

Common stock: On July 17, 2014, the board of directors of the Company approved a share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2016. Pursuant to the program, the Company could continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase were solely in the discretion of the Company's management. The repurchase program did not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program depended on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. In 2015 and 2016 the Company repurchased no shares of common stock.

On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. During 2016 and 2017, the Company repurchased no common stock under this plan, and thus, of the $5.0 million of stock authorized under the repurchase plan, $5.0 million remained available for possible future repurchases as of December 31, 2017.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2017, the Company entered into an underwriting agreement to offer and sell, through an underwriter, up to 750,000 newly issued shares of the Company’s common stock at a public purchase price of $34.25 per share. This included 250,000 shares of the Company’s common stock granted as a 30-day option to purchase to cover over-allotments, if any. On April 6, 2017, the underwriter purchased the full amount of its over-allotment option of 250,000 shares.

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

The components of accumulated other comprehensive income (loss) included in shareholders’ equity, net of tax, are as follows:

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Unrealized gains (losses) on securities available for sale, net of tax	$(2,602)	$(1,133)	$3,408
Accumulated other comprehensive income (loss), net of tax	$(2,602)	$(1,133)	$3,408

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application was not permitted. In July 2015, the FASB announced a delay to the effective date of Accounting Standards Update No. 2015-09, Revenue from Contract with Customers (Topic 606). Reporting entities may choose to adopt the standard as of the original date, or take advantage of a one-year delay. For a public entity, the revised effective date is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted prior to the original effective date. The Company’s revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and noninterest income. This new guidance will required the Company to examine how certain recurring revenue streams are recognized within trust and asset management fees, sales of other real estate, and debit card interchange fees. Topic 606 provides for two transition methods available for an entity to elect from at adoption of the standard. The full-retrospective method requires Topic 606 to be applied to all prior reporting periods presented. The modified-retrospective method requires the application of Topic 606 at the adoption date to be accounted for through a cumulative effect adjustment from the initial application of Topic 606 to the beginning balance of stockholders’ equity in the year of adoption. The Company has finalized its analysis of the expected areas of impact using the modified retrospective transition method, and has determined that the effect on the Company’s consolidated financial statements is immaterial, thus no adjustment to beginning stockholders’ equity for 2018 was required. The Company will adopt this standard as of January 1, 2018.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) will likely require changes to current methodologies of determining these values, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years on a prospective basis, with a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year adopted. Early adoption is not permitted. The Company has formed a working group to evaluate the changes required as a result of the adoption of this ASU and is engaged in discussions with a third party to assist with the calculation of fair value information, particularly for fair value disclosures of the Company's loan portfolio. The application of the ASU is not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718). The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard applies to public business entities for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments were effective January 1, 2017. The Company elected to account for forfeitures as they occur. The effect of this election and other amendments did not have a material effect on the Company’s consolidated financial statements.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the allowance for loan losses upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has selected an outside vendor software system with the ability to meet the processing necessary to support the data collection, retention, and disclosure requirements of the Company in implementation of the new standard. The Company does not anticipate the early adoption of this standard.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. The amendments in this update more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect the hedging strategies. Thus, the amendments will enable more faithful reporting of the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring changes in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of a hedging program and the cost of executing that program will be more visible to users of financial statements. The new standard applies to public business entities that are SEC filers for annual or any interim periods beginning after December 15, 2018. Early adoption is permitted with cumulative effect adjustment being reflected as of the beginning of the fiscal year, generally through an adjustment to accumulated other comprehensive income and retained earnings. The Company adopted this update during the third quarter of 2017. Since the Company currently has no hedging arrangements, there was no cumulative effect adjustment necessary to the Company’s consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act introduced tax reform that reduced the corporate federal income tax rate from 35% to 21%, among other changes. Stakeholders in the banking and insurance industries submitted unsolicited comment letters to the FASB about a narrow-scope financial reporting issue that arose as a consequence of the Tax Act. Specifically, stakeholders expressed concern about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations). The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted this update effective for the year ended December 31, 2017. The amount of the reclassification for the Company was $465 thousand, as shown in the Consolidated Statements of Shareholders’ Equity.

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

The Company recorded $4.6 million in pre-tax merger-related expenses for the year ended December 31, 2016, including retention and severance compensation costs in the amount of $2.1 million, which are included in salaries and employee benefits in the consolidated statements of operations. The remainder of merger-related expenses consisted of data processing contract termination expenses in the amount of $1.9 million, which are included in data processing expense in the consolidated statement of operations, professional and legal fees of $0.3 million to directly consummate the merger, included in professional fees in the Company’s consolidated statements of operations, and $0.3 million of miscellaneous costs, which are included in other operating expenses. The above expenses include those associated with the merger of Central Bank with and into MidWestOne Bank, which was effective on April 2, 2016.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investment Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2017
U.S. Government agencies and corporations	$15,716	$—	$90	$15,626
State and political subdivisions	139,561	2,475	197	141,839
Mortgage-backed securities	48,744	181	428	48,497
Collateralized mortgage obligations	173,339	29	5,172	168,196
Corporate debt securities	71,562	31	427	71,166
Total debt securities	448,922	2,716	6,314	445,324
Other equity securities	2,268	124	56	2,336
Total investment securities	$451,190	$2,840	$6,370	$447,660

December 31, 2016
U.S. Government agencies and corporations	$5,895	$10	$—	$5,905
State and political subdivisions	162,145	3,545	418	165,272
Mortgage-backed securities	61,606	315	567	61,354
Collateralized mortgage obligations	175,506	148	4,387	171,267
Corporate debt securities	72,979	76	602	72,453
Total debt securities	478,131	4,094	5,974	476,251
Other equity securities	1,259	66	58	1,267
Total investment securities	$479,390	$4,160	$6,032	$477,518

The amortized cost and fair value of investment securities held to maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2017
U.S. Government agencies and corporations	$10,049	$—	$—	$10,049
State and political subdivisions	126,413	804	1,631	125,586
Mortgage-backed securities	1,906	4	13	1,897
Collateralized mortgage obligations	22,115	—	707	21,408
Corporate debt securities	35,136	548	281	35,403
Total	$195,619	$1,356	$2,632	$194,343

December 31, 2016
State and political subdivisions	$107,941	$156	$2,713	$105,384
Mortgage-backed securities	2,398	5	34	2,369
Collateralized mortgage obligations	26,036	—	598	25,438
Corporate debt securities	32,017	149	565	31,601
Total	$168,392	$310	$3,910	$164,792

Investment securities with a carrying value of $237.4 million and $212.1 million at December 31, 2017 and 2016, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of December 31, 2017 and December 31, 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following tables present information pertaining to securities with gross unrealized losses as of December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$15,626	$90	$—	$—	$15,626	$90
State and political subdivisions	34	11,705	167	1,800	30	13,505	197
Mortgage-backed securities	20	37,964	359	3,961	69	41,925	428
Collateralized mortgage obligations	35	37,881	489	122,757	4,683	160,638	5,172
Corporate debt securities	12	55,340	298	8,778	129	64,118	427
Other equity securities	1	—	—	1,944	56	1,944	56
Total	105	$158,516	$1,403	$139,240	$4,967	$297,756	$6,370

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	63	$24,574	$389	$427	$29	$25,001	$418
Mortgage-backed securities	20	40,752	566	23	1	40,775	567
Collateralized mortgage obligations	29	140,698	3,544	16,776	843	157,474	4,387
Corporate debt securities	11	54,891	602	—	—	54,891	602
Other equity securities	1	—	—	942	58	942	58
Total	124	$260,915	$5,101	$18,168	$931	$279,083	$6,032

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	167	$33,237	$393	$25,843	$1,238	$59,080	$1,631
Mortgage-backed securities	4	349	2	887	11	1,236	13
Collateralized mortgage obligations	7	5,221	90	16,168	617	21,389	707
Corporate debt securities	3	3,093	4	2,617	277	5,710	281
Total	181	$41,900	$489	$45,515	$2,143	$87,415	$2,632

		As of December 31, 2016
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	180	$65,174	$2,713	$—	$—	$65,174	$2,713
Mortgage-backed securities	5	2,246	34	—	—	2,246	34
Collateralized mortgage obligations	7	18,964	369	6,435	229	25,399	598
Corporate debt securities	11	19,198	187	2,512	378	21,710	565
Total	203	$105,582	$3,303	$8,947	$607	$114,529	$3,910

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

At December 31, 2017, approximately 57% of the municipal obligations held by the Company were Iowa-based, and approximately 22% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses and that these securities had no OTTI.

At December 31, 2017 and 2016, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we believe the low market value of this investment is temporary and expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment of in the corporate bond portfolio.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company owned $0.4 million of equity securities in banks and financial service-related companies, and $1.9 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Equity securities are considered to have OTTI whenever they have been in a loss position, compared to current book value, for twelve consecutive months, and the Company does not expect them to recover to their original cost basis. For the years ended December 31, 2017 and 2016, no impairment charges were recorded, as the affected equity securities were not deemed impaired due to stabilized market prices in relation to the Company’s original purchase price.

During the first quarter of 2017 as part of the Company’s annual review and analysis of municipal investments, $1.2 million of municipal bonds from a single issuer in the held to maturity portfolio, which did not carry a credit rating from one of the major statistical rating agencies, were identified as having an elevated level of credit risk. While the instruments were currently making payments as agreed, certain financial trends were identified that provided material doubt as to the ability of the entity to continue to service the debt in the future. The investment securities were classified as “watch,” and the Company’s asset and liability management committee were notified of the situation. In early March 2017 the Company learned of a potential buyer for the investments and a bid to purchase was received and accepted. Investment securities designated as held to maturity may generally not be sold without calling into question the Company’s stated intention to hold other debt securities to maturity in the future (“tainting”), unless certain conditions are met that provide for an exception to accounting policy. One of these exceptions, as outlined under Accounting Standards Codification (“ASC”) 320-10-25-6(a), allows for the sale of an investment that is classified as held to maturity due to significant deterioration of the issuer’s creditworthiness. Since the bonds had been internally classified as “watch” due to credit deterioration, the Company believes that the sale was in accordance with the allowable provisions of ASC 320-10-25-6(a), and as such, does not “taint” the remainder of the held to maturity portfolio. A small gain was realized on the sale. During the fourth quarter of 2017, a single issuer of $0.6 million of municipal bonds in the held to maturity portfolio exercised a call option, resulting in the realization of a small gain.

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of operations.

The contractual maturity distribution of investment debt securities at December 31, 2017, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$26,155	$26,283	$—	$—
Due after one year through five years	119,633	119,972	19,038	19,062
Due after five years through ten years	67,369	68,716	89,790	90,298
Due after ten years	13,682	13,660	62,770	61,678
Debt securities without a single maturity date	222,083	216,693	24,021	23,305
Total	$448,922	$445,324	$195,619	$194,343

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

Proceeds from the sales of investment securities available for sale during 2017 were $22.5 million. During 2016 there was $23.4 million of sales of investment securities available for sale, while in 2015 there was $116.8 million of sales of investment securities available for sale.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2017, 2016 and 2015, were as follows:

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$199	$469	$1,265
Gross realized losses	(11)	(5)	(442)
	188	464	823
Equity securities:
Gross realized gains	—	—	188
	—	—	188
Held to maturity fixed maturity securities:
Gross realized gains	53	—	—
Total net realized gains and losses	$241	$464	$1,011

Note 4.	Loans Receivable and the Allowance for Loan Losses

The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of December 31, 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$140	$1,126	$2,157	$226	$—	$3,649
Collectively evaluated for impairment	2,650	7,392	11,144	2,182	244	23,612
Purchased credit impaired loans	—	—	336	462	—	798
Total	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Loans receivable
Individually evaluated for impairment	$2,969	$9,734	$10,386	$3,722	$—	$26,811
Collectively evaluated for impairment	102,543	493,844	1,147,133	460,475	36,158	2,240,153
Purchased credit impaired loans	—	46	14,452	5,233	—	19,731
Total	$105,512	$503,624	$1,171,971	$469,430	$36,158	$2,286,695

	As of December 31, 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$62	$2,066	$1,924	$299	$—	$4,351
Collectively evaluated for impairment	1,941	4,199	7,692	2,791	255	16,878
Purchased credit impaired loans	—	9	244	368	—	621
Total	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Loans receivable
Individually evaluated for impairment	$5,339	$11,434	$11,450	$3,955	$—	$32,178
Collectively evaluated for impairment	108,004	449,380	1,036,049	480,143	36,591	2,110,167
Purchased credit impaired loans	—	156	16,744	5,898	—	22,798
Total	$113,343	$460,970	$1,064,243	$489,996	$36,591	$2,165,143

Included in the December 31, 2016 table above are loans with a contractual balance of $74.9 million and a recorded balance of $72.4 million at December 31, 2016, which were covered under loss sharing agreements with the FDIC. The agreements covered certain losses and expenses and expired at various dates through October 7, 2021. The related FDIC indemnification asset was reported separately in Note 7. “Other Assets.” The FDIC loss sharing agreements were terminated on July 14, 2017, at which time the loans were reclassified to non-covered assets.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the purchased credit impaired loans included above were $21.5 million, net of a discount of $1.7 million. As of December 31, 2016 the purchased credit impaired loans included above were $26.2 million net of a discount of $3.4 million.

Loans with unpaid principal in the amount of $477.6 million and $498.3 million at December 31, 2017 and December 31, 2016, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2017, 2016, and 2015
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850
Charge-offs	(1,202)	(2,338)	(7,931)	(305)	(257)	—	(12,033)
Recoveries	187	232	291	180	18	—	908
Provision	1,802	4,350	11,417	(463)	228	—	17,334
Ending balance	$2,790	$8,518	$13,637	$2,870	$244	$—	$28,059
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(1,204)	(3,066)	(931)	(782)	(98)	—	(6,081)
Recoveries	33	124	192	157	15	—	521
Provision	1,757	3,765	2,043	115	(71)	374	7,983
Ending balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850
2015
Beginning balance	$1,506	$5,780	$4,399	$3,167	$323	$1,188	$16,363
Charge-offs	(245)	(692)	(853)	(740)	(92)	—	(2,622)
Recoveries	1	372	7	143	31	—	554
Provision	155	(9)	5,003	1,398	147	(1,562)	5,132
Ending balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2017			2016			2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	0	$—	$—	1	$25	$25	0	$—	$—
Commercial and industrial
Extended maturity date	6	2,037	2,083	0	—	—	0	—	—
Commercial real estate:
Farmland
Extended maturity date	2	176	176	0	—	—	0	—	—
Commercial real estate-other
Extended maturity date	2	4,276	4,276	0	—	—	0	—	—
Other	1	10,546	10,923	1	1,000	700	0	—	—
Residential real estate:
One- to four- family first liens
Interest rate reduction	0	—	—	2	394	394	1	151	151
One- to four- family junior liens
Interest rate reduction	0	—	—	1	71	71	0	—	—
Total	11	$17,035	$17,458	5	$1,490	$1,190	1	$151	$151
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	2017		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	4	$1,504	0	$—	0	$—
Commercial real estate:
Commercial real estate-other
Extended maturity date	1	968	0	—	0	—
Total	5	$2,472	0	$—	0	$—
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of December 31, 2017 and 2016:

	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
(in thousands)
2017
Agricultural	$80,377	$21,989	$3,146	$—	$—	$105,512
Commercial and industrial(1)	453,363	23,153	27,102	6	—	503,624
Commercial real estate:
Construction & development	162,968	1,061	1,247	—	—	165,276
Farmland	76,740	10,357	771	—	—	87,868
Multifamily	131,507	2,498	501	—	—	134,506
Commercial real estate-other	731,231	34,056	19,034	—	—	784,321
Total commercial real estate	1,102,446	47,972	21,553	—	—	1,171,971
Residential real estate:
One- to four- family first liens	340,446	2,776	9,004	—	—	352,226
One- to four- family junior liens	114,763	952	1,489	—	—	117,204
Total residential real estate	455,209	3,728	10,493	—	—	469,430
Consumer	36,059	—	68	31	—	36,158
Total	$2,127,454	$96,842	$62,362	$37	$—	$2,286,695
2016
Agricultural	$95,103	$14,089	$4,151	$—	$—	$113,343
Commercial and industrial	429,392	11,065	19,016	8	—	459,481
Credit cards	1,489	—	—	—	—	1,489
Commercial real estate:
Construction & development	121,982	2,732	1,971	—	—	126,685
Farmland	83,563	8,986	2,430	—	—	94,979
Multifamily	134,975	548	480	—	—	136,003
Commercial real estate-other	666,767	20,955	18,854	—	—	706,576
Total commercial real estate	1,007,287	33,221	23,735	—	—	1,064,243
Residential real estate:
One- to four- family first liens	359,029	2,202	11,002	—	—	372,233
One- to four- family junior liens	114,233	1,628	1,902	—	—	117,763
Total residential real estate	473,262	3,830	12,904	—	—	489,996
Consumer	36,419	1	134	37	—	36,591
Total	$2,042,952	$62,206	$59,940	$45	$—	$2,165,143
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances were included in commercial and industrial loans as of December 31, 2017.
Included within the special mention, substandard, and doubtful categories at December 31, 2017 and 2016 were purchased credit impaired loans totaling $12.6 million and $15.3 million, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of December 31, 2017 and 2016:

	As of December 31,
	2017			2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,523	$2,023	$—	$3,673	$4,952	$—
Commercial and industrial	7,588	7,963	—	6,211	6,259	—
Commercial real estate:
Construction & development	84	84	—	445	1,170	—
Farmland	287	287	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,746	6,251	—	2,224	2,384	—
Total commercial real estate	6,117	6,622	—	4,899	5,934	—
Residential real estate:
One- to four- family first liens	2,449	2,482	—	2,429	2,442	—
One- to four- family junior liens	26	26	—	—	—	—
Total residential real estate	2,475	2,508	—	2,429	2,442	—
Consumer	—	—	—	—	—	—
Total	$17,703	$19,116	$—	$17,212	$19,587	$—
With an allowance recorded:
Agricultural	$1,446	$1,446	$140	$1,666	$1,669	$62
Commercial and industrial	2,146	2,177	1,126	5,223	5,223	2,066
Commercial real estate:
Construction & development	—	—	—	263	270	21
Farmland	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	4,269	11,536	2,157	6,288	6,344	1,903
Total commercial real estate	4,269	11,536	2,157	6,551	6,614	1,924
Residential real estate:
One- to four- family first liens	979	979	185	1,526	1,526	299
One- to four- family junior liens	268	268	41	—	—	—
Total residential real estate	1,247	1,247	226	1,526	1,526	299
Consumer	—	—	—	—	—	—
Total	$9,108	$16,406	$3,649	$14,966	$15,032	$4,351
Total:
Agricultural	$2,969	$3,469	$140	$5,339	$6,621	$62
Commercial and industrial	9,734	10,140	1,126	11,434	11,482	2,066
Commercial real estate:
Construction & development	84	84	—	708	1,440	21
Farmland	287	287	—	2,230	2,380	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	10,015	17,787	2,157	8,512	8,728	1,903
Total commercial real estate	10,386	18,158	2,157	11,450	12,548	1,924
Residential real estate:
One- to four- family first liens	3,428	3,461	185	3,955	3,968	299
One- to four- family junior liens	294	294	41	—	—	—
Total residential real estate	3,722	3,755	226	3,955	3,968	299
Consumer	—	—	—	—	—	—
Total	$26,811	$35,522	$3,649	$32,178	$34,619	$4,351

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	For the Year Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,585	$66	$3,815	$88	$1,533	$58
Commercial and industrial	7,588	230	6,540	79	6,769	424
Commercial real estate:
Construction & development	364	2	390	54	325	7
Farmland	1,012	58	2,389	97	2,743	128
Multifamily	—	—	—	—	1,833	68
Commercial real estate-other	5,682	233	2,243	60	12,772	446
Total commercial real estate	7,058	293	5,022	211	17,673	649
Residential real estate:
One- to four- family first liens	2,406	84	2,430	101	2,469	81
One- to four- family junior liens	27	2	—	—	1,313	42
Total residential real estate	2,433	86	2,430	101	3,782	123
Consumer	—	—	—	—	21	2
Total	$18,664	$675	$17,807	$479	$29,778	$1,256
With an allowance recorded:
Agricultural	$1,457	$44	$1,678	$46	$1,572	$48
Commercial and industrial	2,189	103	5,277	74	1,313	67
Commercial real estate:
Construction & development	—	—	263	3	34	—
Farmland	—	—	—	—	70	2
Multifamily	—	—	—	—	226	6
Commercial real estate-other	4,275	34	6,515	—	6,528	344
Total commercial real estate	4,275	34	6,778	3	6,858	352
Residential real estate:
One- to four- family first liens	1,030	35	1,559	41	1,928	44
One- to four- family junior liens	267	5	—	—	15	—
Total residential real estate	1,297	40	1,559	41	1,943	44
Consumer	—	—	—	—	9	—
Total	$9,218	$221	$15,292	$164	$11,695	$511
Total:
Agricultural	$3,042	$110	$5,493	$134	$3,105	$106
Commercial and industrial	9,777	333	11,817	153	8,082	491
Commercial real estate:
Construction & development	364	2	653	57	359	7
Farmland	1,012	58	2,389	97	2,813	130
Multifamily	—	—	—	—	2,059	74
Commercial real estate-other	9,957	267	8,758	60	19,300	790
Total commercial real estate	11,333	327	11,800	214	24,531	1,001
Residential real estate:
One- to four- family first liens	3,436	119	3,989	142	4,397	125
One- to four- family junior liens	294	7	—	—	1,328	42
Total residential real estate	3,730	126	3,989	142	5,725	167
Consumer	—	—	—	—	30	2
Total	$27,882	$896	$33,099	$643	$41,473	$1,767

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at December 31, 2017 and 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
December 31, 2017
Agricultural	$95	$118	$168	$381	$105,131	$105,512
Commercial and industrial(1)	1,434	1,336	1,576	4,346	499,278	503,624
Commercial real estate:
Construction & development	57	97	82	236	165,040	165,276
Farmland	217	—	373	590	87,278	87,868
Multifamily	—	25	—	25	134,481	134,506
Commercial real estate-other	74	—	1,852	1,926	782,395	784,321
Total commercial real estate	348	122	2,307	2,777	1,169,194	1,171,971
Residential real estate:
One- to four- family first liens	3,854	756	1,019	5,629	346,597	352,226
One- to four- family junior liens	325	770	271	1,366	115,838	117,204
Total residential real estate	4,179	1,526	1,290	6,995	462,435	469,430
Consumer	79	15	29	123	36,035	36,158
Total	$6,135	$3,117	$5,370	$14,622	$2,272,073	$2,286,695

Included in the totals above are the following purchased credit impaired loans	$164	$756	$553	$1,473	$18,258	$19,731

December 31, 2016
Agricultural	$44	$—	$399	$443	$112,900	$113,343
Commercial and industrial	2,615	293	9,654	12,562	446,919	459,481
Credit cards	—	—	—	—	1,489	1,489
Commercial real estate:
Construction & development	630	—	297	927	125,758	126,685
Farmland	373	—	91	464	94,515	94,979
Multifamily	—	129	—	129	135,874	136,003
Commercial real estate-other	1,238	763	6,655	8,656	697,920	706,576
Total commercial real estate	2,241	892	7,043	10,176	1,054,067	1,064,243
Residential real estate:
One- to four- family first liens	2,851	1,143	1,328	5,322	366,911	372,233
One- to four- family junior liens	437	151	150	738	117,025	117,763
Total residential real estate	3,288	1,294	1,478	6,060	483,936	489,996
Consumer	50	23	33	106	36,485	36,591
Total	$8,238	$2,502	$18,607	$29,347	$2,135,796	$2,165,143

Included in the totals above are the following purchased credit impaired loans	965	489	549	2,003	20,795	22,798
(1) As of the first quarter of 2017, the Company no longer considered credit cards a separate class of loans, and these balances were included in commercial and industrial loans at December 31, 2017.
Non-accrual and Delinquent Loans
Loans are placed on non-accrual when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more (unless the loan is both well secured with marketable collateral and in the process of collection). All loans rated doubtful or loss, and certain loans rated substandard, are placed on non-accrual.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals.

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of December 31, 2017 and 2016:

	As of December 31,
	2017		2016
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$168	$—	$2,690	$—
Commercial and industrial	7,124	—	8,358	—
Commercial real estate:
Construction & development	188	—	780	95
Farmland	386	—	227	—
Multifamily	—	—	—	—
Commercial real estate-other	5,279	—	7,360	—
Total commercial real estate	5,853	—	8,367	95
Residential real estate:
One- to four- family first liens	1,228	205	1,127	375
One- to four- family junior liens	346	2	116	15
Total residential real estate	1,574	207	1,243	390
Consumer	65	—	10	—
Total	$14,784	$207	$20,668	$485
Not included in the loans above as of December 31, 2017 and 2016 were purchased credit impaired loans with an outstanding balance of $0.7 million and $2.6 million, net of a discount of $0.1 million and $0.5 million, respectively.

As of December 31, 2017, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.

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

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
(in thousands)
Balance at beginning of period	$1,961	$1,446
Purchases	—	—
Accretion	(1,711)	(3,287)
Reclassification from nonaccretable difference (1)	590	3,802
Balance at end of period	$840	$1,961
(1) The reclassifications from non-accretable difference are due to increases in estimated cash flows from the related loans.

Note 5.	Premises and Equipment

Premises and equipment as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
(in thousands)
Land	$13,175	$12,970
Buildings and leasehold improvements	71,057	68,405
Furniture and equipment	16,535	15,851
Construction in process	2,658	1,439
Premises and equipment	103,425	98,665
Accumulated depreciation and amortization	27,456	23,622
Premises and equipment, net	$75,969	$75,043

Premises and equipment depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $4.6 million and $3.3 million, respectively.

Note 6.	Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets in 2017, 2016, or 2015. The carrying amount of goodwill was $64.7 million at December 31, 2017 and December 31, 2016.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, net book value, and weighted average life as of December 31, 2017 and 2016:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(dollars in thousands)
December 31, 2017
Balance, beginning of period	$203	$6,846	$7,040	$960	$122	$15,171
Amortization expense	(55)	(2,835)	—	(216)	(19)	(3,125)
Balance at end of period	$148	$4,011	$7,040	$744	$103	$12,046

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortization	(1,172)	(14,195)	—	(636)	(227)	(16,230)
Net book value	$148	$4,011	$7,040	$744	$103	$12,046

Remaining weighted average useful life (years)	6	4		7	6

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(dollars in thousands)
December 31, 2016
Balance, beginning of period	$275	$10,480	$7,040	$1,203	$143	$19,141
Amortization expense	(72)	(3,634)	—	(243)	(21)	(3,970)
Balance at end of period	$203	$6,846	$7,040	$960	$122	$15,171

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,117)	(11,360)	—	(420)	(208)	(13,105)
Net book value	$203	$6,846	$7,040	$960	$122	$15,171

Remaining weighted average useful life (years)	7	5		8	7

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Trade	Customer
	Agency	Deposit	Name	List
	Intangible	Premium	Intangible	Intangible	Totals
(in thousands)
Year ending December 31,
2018	$38	$2,037	$188	$18	$2,281
2019	21	1,312	161	17	1,511
2020	20	613	133	16	782
2021	19	49	106	15	189
2022	18	—	79	14	111
Thereafter	32	—	77	23	132
Total	$148	$4,011	$744	$103	$5,006

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Other Assets

The components of the Company’s other assets as of December 31, 2017 and 2016 were as follows:

	As of December 31,
	2017	2016
(in thousands)
Federal Home Loan Bank Stock	$11,324	$12,800
FDIC indemnification asset, net	—	479
Prepaid expenses	2,992	1,760
Mortgage servicing rights	2,316	1,951
Federal and state taxes, current	3,120	—
Accounts receivable & other miscellaneous assets	3,009	1,323
	$22,761	$18,313

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in 2017 or 2016.

As part of the Central merger, the Company became a party to certain loss-share agreements with the FDIC from previous Central-related acquisitions. These agreements cover realized losses on loans and foreclosed real estate for specified periods. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan. The loss-share assets are recorded within other assets on the balance sheet. On July 14, 2017, the Bank entered into an agreement with the FDIC that terminated all of the Bank's loss sharing agreements related to the former Central Bank.

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $432.0 million and $391.8 million at December 31, 2017 and 2016, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 9.	Time Deposits

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2017 and December 31, 2016 were $221.6 million and $177.9 million, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2018	$391,444
2019	166,518
2020	71,749
2021	44,331
2022	27,763
Thereafter	3
Total	$701,808

The Company had $5.3 million and $2.6 million in brokered time deposits through the CDARS program as of December 31, 2017 and December 31, 2016, respectively. The CDARS program coordinates, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	1.77%	$1,000	0.83%	$35,684
Securities sold under agreements to repurchase	0.71	96,229	0.22	82,187
Total	0.73%	$97,229	0.40%	$117,871
At December 31, 2017 and 2016, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity at December 31, 2017 and 2016 was $11.5 million. As of December 31, 2017 and December 31, 2016, the Bank had municipal securities with a market value of $12.8 million and $12.8 million, respectively, pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of December 31, 2017 and 2016, there were $1.0 million and $35.7 million of borrowings through these correspondent bank federal funds agreements, respectively.

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

On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR + 2.00%. The line is scheduled to mature on April 28, 2018. The Company had no balance outstanding under this agreement as of December 31, 2017.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2017 and December 31, 2016:

	Face Value	Book Value	Interest Rate	Year-end Interest Rate	Maturity Date	Callable Date
(in thousands)
2017
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,674	Three-month LIBOR + 3.50%	5.09%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,655	Three-month LIBOR + 2.15%	3.82%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	3.18%	12/15/2037	12/15/2012
Total	$24,743	$23,793

2016
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,614	Three-month LIBOR + 3.50%	4.46%	3/15/2038	3/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,614	Three-month LIBOR + 2.15%	3.15%	9/23/2036	9/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	2.55%	12/15/2037	12/15/2012
Total	$24,743	$23,692
(1) All distributions are cumulative and paid in cash quarterly.
(2) Central Bancshares Capital Trust II was established by Central and Barron Investment Capital Trust I was acquired by Central prior to the Company’s merger with Central, and the obligations under the junior subordinated notes issued by Central to these trusts were assumed by the Company.
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

Note 12.	Long-Term Borrowings

Long-term borrowings were as follows as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.72%	$115,000	1.56%	$115,000
Note payable to unaffiliated bank	3.32	12,500	2.52	17,500
Total	1.88%	$127,500	1.69%	$132,500
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, FHLB borrowings were as follows:

	Rates			Amount
	Minimum		Maximum	2017	2016
(dollars in thousands)
Due in 2017	0.79%	to	2.78%	$—	$30,000
Due in 2018	1.30%	to	1.60%	19,000	19,000
Due in 2019	1.42%	to	1.85%	27,000	27,000
Due in 2020	1.52%	to	2.25%	47,000	32,000
Due in 2021	1.78%	to	1.93%	22,000	7,000
Total				$115,000	$115,000

On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly beginning September 30, 2015. As of December 31, 2017, $12.5 million of that note was outstanding. The note contains certain requirements, covenants and restrictions that we view to be customary for such a transaction, including those that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

Note 13.	Income Taxes

Income taxes for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	December 31,
	2017	2016	2015
(in thousands)
Current:
Federal tax expense	$7,289	$7,410	$6,147
State tax expense	2,435	2,303	372
Deferred:
Deferred income tax expense	744	(2,853)	1,300
Excess tax benefit from share-based award activity	(92)	—	—
Total income tax provision	$10,376	$6,860	$7,819

The income tax provision for the year ended December 31, 2017 was more than, and the income tax provision for the years ended December 31, 2016 and 2015 were less than, the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes for such years because of the following items:

	2017		2016		2015
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$10,176	35.0%	$9,538	35.0%	$11,528	35.0%
Tax-exempt interest	(3,182)	(10.9)	(3,011)	(11.0)	(2,817)	(8.6)
Bank-owned life insurance	(485)	(1.7)	(477)	(1.8)	(438)	(1.3)
State income taxes, net of federal income tax benefit	1,307	4.5	1,257	4.6	333	1.0
Non-deductible acquisition expenses	—	—	83	0.3	691	2.1
General business credits	(466)	(1.6)	(537)	(2.0)	(1,225)	(3.7)
Federal income tax rate change	3,212	11.1	—	—	—	—
Other	(186)	(0.7)	7	0.1	(253)	(0.8)
Total income tax provision	$10,376	35.7%	$6,860	25.2%	$7,819	23.7%

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets as of December 31, 2017 and 2016 consisted of the following components:

	December 31,
	2017	2016
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,311	$8,585
Deferred compensation	1,344	1,982
Net operating losses (state net operating loss carryforwards)	4,131	3,838
Unrealized losses on investment securities	928	738
Other real estate owned	175	283
Deferred loan fees	143	—
Other	1,777	3,012
Gross deferred tax assets	15,809	18,438

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	2,604	4,092
Federal Home Loan Bank stock	91	137
Purchase accounting adjustments	1,179	2,352
Mortgage servicing rights	603	766
Prepaid expenses	523	289
Deferred loan fees	—	225
Other	153	216
Gross deferred tax liabilities	5,153	8,077
Net deferred income tax asset	10,656	10,361
Valuation allowance	4,131	3,838
Net deferred tax asset	$6,525	$6,523
The Tax Act was signed into law on December 22, 2017. The Tax Act has a significant impact on the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35 percent to 21 percent effective for taxable years beginning on or after January 1, 2018 in addition to implementing numerous other changes. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

As a result of the Tax Act, the Company remeasured its deferred tax assets and deferred tax liabilities during the fourth quarter of 2017, resulting in additional income tax expense of $3.2 million.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Act. The income tax expense of $3.2 million recorded during the fourth quarter of 2017 represents all known and estimable impacts of the Tax Act and is a provisional amount based on the Company’s current best estimate. This provisional amount incorporates assumptions made based upon the Company’s current interpretations of the Tax Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing for a more accurate scheduling of the deferred tax assets and liabilities, including those related to items potentially impacted by the Tax Act such as fixed assets and employee compensation. Adjustments to this provisional amount through December 22, 2018 will be included in income from operations as an adjustment to tax expense in future periods.

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $51.2 million will expire in various amounts from 2018 to 2038. As of December 31, 2017 and 2016, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2017 and 2016.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The 401(k) contribution expense for this plan totaled $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for this plan totaled $1.1 million, $0.8 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has a salary continuation plan for several officers and directors. These plans provide annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2017, 2016 and 2015 totaled $0.4 million, $0.4 million and $0.4 million, respectively. To provide the retirement benefits, the Company carries life insurance policies which had cash values totaling $16.8 million, $16.4 million and $14.7 million at December 31, 2017, 2016 and 2015, respectively.

Note 15.	Stock Compensation Plans

At the 2017 Annual Meeting of Shareholders of the Company held on April 20, 2017, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan. The Plan is the successor to the 2008 Plan, which expired on November 20, 2017. Awards granted under the 2008 Plan will remain subject to its terms as long as such awards are outstanding. The Company maintains the Plan as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 500,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2017, 492,400 shares of the Company’s common stock remained available for future awards under the Plan. As of December 31, 2016, 431,828 shares of the Company’s common stock remained available under the 2008 Plan.

During 2017, the Company recognized $868,000 of stock based compensation expense, which consisted of $868,000 of expense related to restricted stock unit grants and no expense related to stock option grants. In comparison, during 2016, the Company recognized $731,000 of stock-based compensation expense, which consisted of $731,000 for restricted stock unit grants and no expense related to stock option grants, while total stock-based compensation expense in 2015 was $634,000 which consisted of $634,000 for restricted stock unit grants and no expense related to stock option grants.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity for the year ended December 31, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at December 31, 2016	18,450	$12.42
Granted	—	—
Exercised	(8,750)	10.69
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2017	9,700	$13.98	0.58	$190
Exercisable at December 31, 2017	9,700	$13.98	0.58	$190

During 2017, the Company received $100,000 from the exercise of stock option awards. Plan participants realized an intrinsic value of $219,000 from the exercise of these stock options during 2017. In comparison, Plan participants realized an intrinsic value of $26,000 and $119,000 from the exercise of stock options during 2016 and 2015, respectively. As of December 31, 2017, there were no remaining compensation costs related to nonvested stock options that have not yet been recognized.

There were no stock option awards granted in 2017, 2016, or 2015.

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

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2017:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2016	66,050	$27.04
Granted	33,000	36.26
Vested	(27,625)	26.68
Forfeited	(3,225)	32.36
Nonvested at December 31, 2017	68,200	$31.39

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of restricted stock unit awards that vested during 2017 was $926,000, compared to $983,000 and $703,000 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $1,429,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.5 years.

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

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2017	2016	2015
(dollars in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$18,699	$20,391	$25,118

Denominator:
Weighted average shares outstanding	12,038,499	11,430,087	10,362,929
Basic earnings per common share	$1.55	$1.78	$2.42

Diluted earnings per common share computation
Numerator:
Net income	$18,699	$20,391	$25,118

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	12,062,577	11,456,324	10,391,323
Diluted earnings per common share	$1.55	$1.78	$2.42

Note 17.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

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

Quantitative measures established by the regulations in effect on December 31, 2015, to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). Management believed, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. To be categorized as well capitalized under those requirements, an institution had to maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category. Notwithstanding its compliance with the specified regulatory thresholds, however, the Bank’s board of

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors, subsequent to December 31, 2008, adopted a capital policy pursuant to which it will maintain a ratio of Tier 1 capital to total assets of 8% or greater, which ratio is greater than the ratio required to be well capitalized under the regulatory framework for prompt corrective action. This capital policy also provides that the Bank will maintain a ratio of total capital to total risk-weighted assets of at least 10%, which is equal to the threshold for being well capitalized under the regulatory framework for prompt corrective action.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2017 and December 31, 2016, is presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
(dollars in thousands)
At December 31, 2017:
Consolidated:
Total capital/risk weighted assets	$321,459	12.00%	$247,689	9.250%	N/A	N/A
Tier 1 capital/risk weighted assets	293,359	10.96	194,135	7.250	N/A	N/A
Common equity tier 1 capital/risk weighted assets	269,566	10.07	153,969	5.750	N/A	N/A
Tier 1 leverage capital/average assets	293,359	9.48	123,831	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$322,679	12.08%	$247,010	9.250%	$267,038	10.00%
Tier 1 capital/risk weighted assets	294,620	11.03	193,603	7.250	213,631	8.00
Common equity tier 1 capital/risk weighted assets	294,620	11.03	153,547	5.750	173,575	6.50
Tier 1 leverage capital/average assets	294,620	9.53	123,678	4.000	154,598	5.00
At December 31, 2016:
Consolidated:
Total capital/risk weighted assets	$280,396	11.65%	$207,661	8.625%	N/A	N/A
Tier 1 capital/risk weighted assets	258,304	10.73	159,508	6.625	N/A	N/A
Common equity tier 1 capital/risk weighted assets	234,638	9.75	123,393	5.125	N/A	N/A
Tier 1 leverage capital/average assets	258,304	8.75	118,040	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$286,959	11.96%	$206,892	8.625%	$239,875	10.00%
Tier 1 capital/risk weighted assets	264,871	11.04	158,917	6.625	191,900	8.00
Common equity tier 1 capital/risk weighted assets	264,871	11.04	122,936	5.125	155,919	6.50
Tier 1 leverage capital/average assets	264,871	8.98	118,000	4.000	147,500	5.00
(1) Includes the capital conservation buffer of 0.625% at December 31, 2016 and 1.25% at December 31, 2017.

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

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $9.4 million and $6.8 million as of December 31, 2017 and 2016, respectively.

Note 18.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2017 and 2016, is as follows:

	December 31,
	2017	2016
(in thousands)
Commitments to extend credit	$563,305	$473,725
Commitments to sell loans	856	4,241
Standby letters of credit	10,260	9,320
Total	$574,421	$487,286

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2017 and 2016, the amount recorded as liabilities for the Bank’s potential obligations under these guarantees was zero and $0.2 million.

Contingencies: In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 72% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4 “Loans Receivable and the Allowance for Loan Losses”. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled $151.3 million and $59.6 million, respectively, as of December 31, 2017. The amount of investment securities issued by one individual municipality did not exceed $5.0 million.

Note 19.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
(in thousands)
Balance, beginning	$10,856	$10,247
Net decrease due to change in related parties	—	(906)
Advances	6,487	2,834
Collections	(3,212)	(1,319)
Balance, ending	$14,131	$10,856

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $29.1 million and $8.3 million as of December 31, 2017 and 2016, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.
The Company has from time to time engaged Neumann Monson, P.C. (“Neumann Monson”), an architectural services firm headquartered in Iowa City for which Kevin Monson, Chairman of the Company, is President, Managing Partner and majority owner, to perform architectural and design services with respect to the Company's offices. During 2017 and 2016, the Company paid Neumann Monson zero and $77,000, respectively, for such services. The engagement of Neumann Monson to provide the services described was reviewed by our Audit Committee, which also monitors the level of services by Neumann Monson on a periodic basis. Apart from the approval and monitoring process involving the Audit Committee, Neumann Monson was retained in the ordinary course of business, and the Company believes that such services are provided to the Company on terms no less favorable than those that would have been realized in transactions with unaffiliated parties.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2017 and 2016. There were no liabilities subject to fair value measurement on a recurring basis as of these dates. The assets are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$15,626	$—	$15,626	$—
State and political subdivisions	141,839	—	141,839	—
Mortgage-backed securities	48,497	—	48,497	—
Collateralized mortgage obligations	168,196	—	168,196	—
Corporate debt securities	71,166	—	71,166	—
Total available for sale debt securities	445,324	—	445,324	—
Other equity securities	2,336	2,336	—	—
Total securities available for sale	$447,660	$2,336	$445,324	$—

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,905	$—	$5,905	$—
State and political subdivisions	165,272	—	165,272	—
Mortgage-backed securities	61,354	—	61,354	—
Collateralized mortgage obligations	171,267	—	171,267	—
Corporate debt securities	72,453	—	72,453	—
Total available for sale debt securities	476,251	—	476,251	—
Other equity securities	1,267	1,267	—	—
Total securities available for sale	$477,518	$1,267	$476,251	$—

There were no transfers of assets between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.

There have been no changes in valuation techniques used for any assets measured at fair value during the year ended December 31, 2017.

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

The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2017 and 2016, as more fully described above.

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,927	$—	$—	$3,927
Other real estate owned	$2,010	$—	$—	$2,010

	Fair Value Measurement at December 31, 2016 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,774	$—	$—	$8,774
Other real estate owned	$2,097	$—	$—	$2,097

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the carrying amount and estimated fair value of the financial instruments held by the Company at December 31, 2017 and 2016. The information presented is subject to change over time based on a variety of factors. The operations of the Company are managed on a going concern basis and not a liquidation basis. As a result, the ultimate value realized from the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company’s inherent value is the capitalization and franchise value of the Bank. Neither of these components has been given consideration in the presentation of fair values below.

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$50,972	$50,972	$50,972	$—	$—
Investment securities:
Available for sale	447,660	447,660	2,336	445,324	—
Held to maturity	195,619	194,343	—	194,343	—
Total investment securities	643,279	642,003	2,336	639,667	—
Loans held for sale	856	871	—	—	871
Loans, net	2,258,636	2,256,726	—	2,256,726	—
Accrued interest receivable	14,732	14,732	14,732	—	—
Federal Home Loan Bank stock	11,324	11,324	—	11,324	—
Financial liabilities:
Deposits:
Non-interest-bearing demand	461,969	461,969	461,969	—	—
Interest-bearing checking	1,228,112	1,228,112	1,228,112	—	—
Savings	213,430	213,430	213,430	—	—
Certificates of deposit under $100,000	324,681	321,197	—	321,197	—
Certificates of deposit $100,000 and over	377,127	374,685	—	374,685	—
Total deposits	2,605,319	2,599,393	1,903,511	695,882	—
Federal funds purchased and securities sold under agreements to repurchase	97,229	97,229	97,229	—	—
Federal Home Loan Bank borrowings	115,000	114,945	—	114,945	—
Junior subordinated notes issued to capital trusts	23,793	19,702	—	19,702	—
Long-term debt	12,500	12,500	—	12,500	—
Accrued interest payable	1,428	1,428	1,428	—	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Financial assets:
Cash and cash equivalents	$43,228	$43,228	$43,228	$—	$—
Investment securities:
Available for sale	477,518	477,518	1,267	476,251	—
Held to maturity	168,392	164,792	—	164,792	—
Total investment securities	645,910	642,310	1,267	641,043	—
Loans held for sale	4,241	4,286	—	—	4,286
Loans, net	2,143,293	2,138,252	—	2,138,252	—
Accrued interest receivable	13,871	13,871	13,871	—	—
Federal Home Loan Bank stock	12,800	12,800	—	12,800	—
Financial liabilities:
Deposits:
Non-interest bearing demand	494,586	494,586	494,586	—	—
Interest-bearing checking	1,136,282	1,136,282	1,136,282	—	—
Savings	197,698	197,698	197,698	—	—
Certificates of deposit under $100,000	326,832	324,978	—	324,978	—
Certificates of deposit $100,000 and over	325,050	324,060	—	324,060	—
Total deposits	2,480,448	2,477,604	1,828,566	649,038	—
Federal funds purchased and securities sold under agreements to repurchase	117,871	117,871	117,871	—	—
Federal Home Loan Bank borrowings	115,000	114,590	—	114,590	—
Junior subordinated notes issued to capital trusts	23,692	19,248	—	19,248	—
Long-term debt	17,500	17,500	—	17,500	—
Accrued interest payable	1,472	1,472	1,472	—	—

•	Cash and cash equivalents, federal funds purchased, securities sold under repurchase agreements, and accrued interest are instruments with carrying values that approximate fair value.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
FHLB borrowings, junior subordinated notes issued to capital trusts, and long-term debt are recorded at historical cost. The fair value of these items is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The following presents the valuation technique(s), observable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2017, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2017	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$3,927	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Other real estate owned	$2,010	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking, investment management and insurance services with operations throughout central and eastern Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.	Branch Sales

On September 10, 2015, the Bank entered into an agreement to sell its Ottumwa, Iowa branch to Peoples State Bank headquartered in Albia, Iowa, a unit of Peoples Tri-County BanCorp. Peoples State Bank assumed approximately $33.0 million in deposits and $17.1 million in loans on the sale completion date of December 4, 2015, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Operation in Other gain.

On September 24, 2015, Central Bank, which at the time was a wholly owned subsidiary of the Company, entered into an agreement to sell its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank headquartered in Altoona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. Citizens Community Federal Bank assumed approximately $27.6 million in deposits and $14.2 million in loans. The transaction was completed on February 5, 2016, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Operations in Other gain.

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

Note 24.	Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2017 and 2016 (parent company only):

	As of December 31,
	2017	2016
(in thousands)
Balance Sheets
Assets
Cash	$4,200	$2,621
Investment in subsidiaries	366,672	336,937
Investment securities available for sale	392	326
Investment securities held to maturity	743	743
Income tax receivable	—	1,479
Bank-owned life insurance	4,872	4,746
Other assets	176	201
Total assets	$377,055	$347,053
Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated notes issued to capital trusts	$23,793	$23,692
Long-term debt	12,500	17,500
Deferred income taxes	11	84
Other liabilities	447	321
Total liabilities	36,751	41,597
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	12,463	11,713
Additional paid-in capital	187,486	163,667
Treasury stock	(5,121)	(5,766)
Retained earnings	148,078	136,975
Accumulated other comprehensive income	(2,602)	(1,133)
Total shareholders’ equity	340,304	305,456
Total liabilities and shareholders’ equity	$377,055	$347,053

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are condensed statements of income of MidWestOne Financial Group, Inc.for the years ended December 31, 2017, 2016, and 2015 (parent company only):

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Statements of Income
Dividends received from subsidiaries	$6,500	$12,508	$53,511
Interest income and dividends on investment securities	47	31	30
Interest and discount on loan pool participations	—	—	(69)
Investment securities gains	—	—	188
Loss on sale of loan pool participations	—	—	(455)
Interest on debt	(1,406)	(1,305)	(1,135)
Bank-owned life insurance income	126	128	128
Operating expenses	(2,281)	(2,094)	(5,361)
Income before income taxes and equity in subsidiaries’ undistributed income	2,986	9,268	46,837
Income tax benefit	(1,137)	(1,245)	(1,951)
Income before equity in subsidiaries’ undistributed income (loss)	4,123	10,513	48,788
Equity in subsidiaries’ undistributed income (loss)	14,576	9,878	(23,670)
Net income	$18,699	$20,391	$25,118

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2017, 2016, and 2015 (parent company only):

	Year Ended December 31,
	2017	2016	2015
(in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$18,699	$20,391	$25,118
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) loss of subsidiaries, net of dividends and distributions	(14,576)	(9,878)	23,670
Amortization of premium on junior subordinated notes issued to capital trusts	101	105	73
Deferred income taxes, net, expense (benefit)	(1)	(35)	617
Investment securities gain	—	—	(188)
Excess tax benefit from share-based award activity	(92)	—	—
Stock-based compensation	868	731	634
Increase in cash value of bank-owned life insurance	(126)	(128)	(128)
(Increase) decrease in other assets	1,617	(751)	646
Increase (decrease) in other liabilities	13	8	(907)
Net cash provided by operating activities	6,503	10,443	49,535
Cash flows from investing activities
Proceeds from sales of available for sale securities	1	1	1,173
Purchase of available for sale securities	(10)	(9)	(14)
Proceeds from maturities and calls of held to maturity securities	—	—	246
Loan participation pools, net	—	—	1,964
Net cash paid in business combination	—	—	(62,902)
Investment in subsidiary	(16,200)	—	(3,000)
Net cash used in investing activities	(16,209)	(8)	(62,533)
Cash flows from financing activities:
Proceeds from share-based award activity	100	14	158
Taxes paid relating to net share settlement of equity awards	(114)	—	—
Redemption of subordinated note payable	—	—	(12,669)
Proceeds from long-term debt	—	—	25,000
Payments on long-term debt	(5,000)	(5,000)	(2,500)
Issuance of common stock	25,688	—	7,900
Expenses incurred in stock issuance	(1,328)	—	—
Dividends paid	(8,061)	(7,317)	(6,344)
Net cash provided by (used in) financing activities	11,285	(12,303)	11,545
Net increase (decrease) in cash	1,579	(1,868)	(1,453)
Cash Balance:
Beginning	2,621	4,489	5,942
Ending	$4,200	$2,621	$4,489

Note 25.	Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2017, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2017 have been recognized in the consolidated financial statements for the period ended December 31, 2017. Events or transactions that provided evidence about conditions that did not exist at December 31, 2017, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2017.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 17, 2018, the board of directors of the Company declared a cash dividend of $0.195 per share payable on March 15, 2018 to shareholders of record as of the close of business on March 1, 2018.

Note 26.	Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2017
Interest income	$30,538	$30,361	$29,854	$28,567
Interest expense	4,127	3,869	3,663	3,486
Net interest income	26,411	26,492	26,191	25,081
Provision for loan losses	10,669	4,384	1,240	1,041
Noninterest income	5,534	5,916	5,383	5,537
Noninterest expense	20,093	19,744	19,964	20,335
Income before income taxes	1,183	8,280	10,370	9,242
Income tax expense	2,773	1,938	3,136	2,529
Net income	$(1,590)	$6,342	$7,234	$6,713
Net income per common share - basic	$(0.13)	$0.52	$0.59	$0.58
Net income per common share - diluted	$(0.13)	$0.52	$0.59	$0.58
2016
Interest income	$27,914	$27,891	$28,038	$28,485
Interest expense	3,384	3,310	3,098	2,930
Net interest income	24,530	24,581	24,940	25,555
Provision for loan losses	4,742	1,005	1,171	1,065
Noninterest income	5,720	5,714	5,595	6,405
Noninterest expense	21,106	20,439	22,815	23,446
Income before income taxes	4,402	8,851	6,549	7,449
Income tax expense	532	2,629	1,794	1,905
Net income	$3,870	$6,222	$4,755	$5,544
Net income per common share - basic	$0.34	$0.54	$0.42	$0.49
Net income per common share - diluted	$0.34	$0.54	$0.42	$0.48

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Interim Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc. and its subsidiaries, (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016 and the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Cedar Rapids, Iowa
March 1, 2018

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders under the caption “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2017 fiscal year.

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
Group, Inc. and Central Bancshares, Inc.+

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
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Second Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on February 1, 2017

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Shareholder Agreement, by and among MidWestOne	Exhibit 99.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc., Riverbank Insurance Center, Inc.,	filed with the SEC on November 21, 2014
CBS LLC, John M. Morrison Revocable Trust #4 and
John M. Morrison, dated November 20, 2014

10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s
	Ownership Plan and Trust (Restated as of January 1,	Form 10-K (File No. 000-24630) for the year ended
	2006)*	December 31, 2006, filed with the SEC on March 23, 2007

10.2	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan*	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.3	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

Exhibit
Number	Description	Incorporated by Reference to:

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 4.7 to the Company’s Registration Statement on Form
	Incentive Plan Incentive Stock Option Award Agreement*	S-8 (File No. 333-217718) filed with the SEC on May 5, 2017

10.5	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 4.8 to the Company’s Registration Statement on Form
	Incentive Plan Restricted Stock Unit Award Agreement*	S-8 (File No. 333-217718) filed with the SEC on May 5, 2017

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.7	Employment Agreement between MidWestOne Financial	Exhibit 10.3 to the Company’s Current Report on
	Group, Inc. and Kent L. Jehle, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.9	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company’s Amendment No. 1 to
	Bank & Trust Company (now known as MidWestOne	Registration Statement on Form S-4 (File No. 333-147628)
	Bank) and Kent L. Jehle, dated January 1, 1998, as	filed with the SEC on January 14, 2008
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003*

10.10	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company’s Amendment No. 1 to
	Iowa State Bank & Trust Company (now known as	Registration Statement on Form S-4 (File No. 333-147628)
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	filed with the SEC on January 14, 2008
2002*

10.11	Employment Agreement between MidWestOne Financial	Exhibit 10.4 to the Company’s Current Report on Form 8-K
	Group, Inc. and Katie Lorenson, dated October 18, 2017*	filed with the SEC on October 18, 2017.

10.12	Employment Agreement between MidWestOne Financial	Exhibit 10.5 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated October 18,	Form 8-K filed with the SEC on October 18, 2017
2017*

10.13	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Kurt Weise, dated December 12, 2014*	Form 8-K filed with the SEC on October 3, 2016

10.14	Letter Amendment to Employment Agreement between	Exhibit 10.2 to the Company’s Current Report on
	MidWestOne Financial Group, Inc. and Kurt Weise	Form 8-K filed with the SEC on October 3, 2016
effective as of September 30, 2016*

10.15	Employment Agreement between MidWestOne Financial	Exhibit 10.2 to the Company’s Current Report on
	Group, Inc. and Kevin Kramer, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.16	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Group, Inc. and Mitch Cook, dated May 11, 2017*	filed with the SEC on May 15, 2017

10.17	Central Bank Supplemental Retirement Agreement 2008	Exhibit 10.19 to the Company’s Form 10-K for the year
	Restatement between Central Bank (now known as	ended December 31, 2016 filed with the SEC on March 2,
	MidWestOne Bank) and Kurt Weise, dated December 30,	2017
2008*

Exhibit
Number	Description	Incorporated by Reference to:

10.18	First Amendment to the Central Bank Supplemental	Exhibit 10.20 to the Company’s Form 10-K for the year
	Retirement Agreement (2008 Restatement) for Kurt	ended December 31, 2016 filed with the SEC on March 2,
	Weise between Central Bank (now known as MidWestOne	2017
Bank) and Kurt Weise, dated April 23, 2014*

10.19	Central Bank 2014 Supplemental Retirement Agreement	Exhibit 10.21 to the Company’s Form 10-K for the year
	between Central Bank (now known as MidWestOne Bank)	ended December 31, 2016 filed with the SEC on March 2,
	and Mitch Cook, dated September 30, 2014*	2017

10.20	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015 filed with the SEC on August 10, 2015
dated April 30, 2015

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document

+ Schedules and/or exhibits to the Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.
* Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 1, 2018	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer

		By:	/s/ JAMES M. CANTRELL
James M. Cantrell
Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 1, 2018
Charles N. Funk	Director (principal executive officer)

Vice President
/s/ JAMES M. CANTRELL	and Interim Chief Financial Officer	March 1, 2018
James M. Cantrell	(principal financial officer and
principal accounting officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 1, 2018
Kevin W. Monson

/s/ RICHARD R. DONOHUE	Director	March 1, 2018
Richard R. Donohue

/s/ MICHAEL A. HATCH	Director	March 1, 2018
Michael A. Hatch

/s/ TRACY S. MCCORMICK	Director	March 1, 2018
Tracy S. McCormick

/s/ JOHN M. MORRISON	Director	March 1, 2018
John M. Morrison

/s/ RICHARD J. SCHWAB	Director	March 1, 2018
Richard J. Schwab

/s/ RUTH E. STANOCH	Director	March 1, 2018
Ruth E. Stanoch

/s/ DOUGLAS K. TRUE	Director	March 1, 2018
Douglas K. True

/s/ KURT R. WEISE	Director	March 1, 2018
Kurt R. Weise

/s/ STEPHEN L. WEST	Director	March 1, 2018
Stephen L. West

/s/ R. SCOTT ZAISER	Director	March 1, 2018
R. Scott Zaiser