Form 10-Q
period 2018-03-31
MidWestOne Financial Group, Inc.
filed 2018-05-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 1, 2018, there were 12,215,342 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$39,929	$44,818
Interest-bearing deposits in banks	2,467	5,474
Federal funds sold	—	680
Cash and cash equivalents	42,396	50,972
Investment securities:
Equity securities	2,815	2,336
Available for sale debt securities	446,087	445,324
Held to maturity debt securities (fair value of $190,593 as of March 31, 2018 and $194,343 as of December 31, 2017)	194,617	195,619
Loans held for sale	870	856
Loans	2,326,158	2,286,695
Allowance for loan losses	(29,671)	(28,059)
Net loans	2,296,487	2,258,636
Premises and equipment, net	77,552	75,969
Accrued interest receivable	13,337	14,732
Goodwill	64,654	64,654
Other intangible assets, net	11,389	12,046
Bank-owned life insurance	59,812	59,831
Other real estate owned	1,001	2,010
Deferred income taxes, net	7,866	6,525
Other assets	22,759	22,761
Total assets	$3,241,642	$3,212,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$450,168	$461,969
Interest-bearing checking	1,240,208	1,228,112
Savings	215,940	213,430
Certificates of deposit under $100,000	332,727	324,681
Certificates of deposit $100,000 and over	392,878	377,127
Total deposits	2,631,921	2,605,319
Federal funds purchased	25,573	1,000
Securities sold under agreements to repurchase	67,738	96,229
Federal Home Loan Bank borrowings	123,000	115,000
Junior subordinated notes issued to capital trusts	23,817	23,793
Long-term debt	11,250	12,500
Deferred compensation liability	5,258	5,199
Accrued interest payable	1,459	1,428
Other liabilities	10,249	11,499
Total liabilities	2,900,265	2,871,967
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at March 31, 2018 and December 31, 2017	$—	$—
Common stock, $1.00 par value; authorized 30,000,000 shares at March 31, 2018 and December 31, 2017; issued 12,463,481 shares at March 31, 2018 and December 31, 2017; outstanding 12,214,942 shares at March 31, 2018 and 12,219,611 shares at December 31, 2017	12,463	12,463
Additional paid-in capital	187,188	187,486
Treasury stock at cost, 248,539 shares as of March 31, 2018 and 243,870 shares as of December 31, 2017	(5,612)	(5,121)
Retained earnings	153,542	148,078
Accumulated other comprehensive loss	(6,204)	(2,602)
Total shareholders' equity	341,377	340,304
Total liabilities and shareholders' equity	$3,241,642	$3,212,271
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2018	2017
Interest income:
Interest and fees on loans	$26,567	$24,279
Interest on bank deposits	8	5
Interest on investment securities:
Taxable securities	2,888	2,718
Tax-exempt securities	1,529	1,565
Total interest income	30,992	28,567
Interest expense:
Interest on deposits:
Interest-bearing checking	1,085	798
Savings	63	51
Certificates of deposit under $100,000	995	859
Certificates of deposit $100,000 and over	1,393	917
Total interest expense on deposits	3,536	2,625
Interest on federal funds purchased	125	46
Interest on securities sold under agreements to repurchase	134	38
Interest on Federal Home Loan Bank borrowings	517	443
Interest on other borrowings	2	3
Interest on junior subordinated notes issued to capital trusts	258	221
Interest on long-term debt	107	110
Total interest expense	4,679	3,486
Net interest income	26,313	25,081
Provision for loan losses	1,850	1,041
Net interest income after provision for loan losses	24,463	24,040
Noninterest income:
Trust, investment, and insurance fees	1,640	1,612
Service charges and fees on deposit accounts	1,168	1,283
Loan origination and servicing fees	941	802
Other service charges and fees	1,380	1,458
Bank-owned life insurance income	433	328
Gain on sale or call of available for sale debt securities	9	—
Gain on sale or call of held to maturity debt securities	—	43
Loss on sale of premises and equipment	(1)	(2)
Other gain	102	13
Total noninterest income	5,672	5,537
Noninterest expense:
Salaries and employee benefits	12,371	11,884
Net occupancy and equipment expense	3,251	3,304
Professional fees	794	1,022
Data processing expense	688	711
FDIC insurance expense	319	367
Amortization of intangible assets	657	849
Other operating expense	2,278	2,198
Total noninterest expense	20,358	20,335
Income before income tax expense	9,777	9,242
Income tax expense	1,984	2,529
Net income	$7,793	$6,713
Share and per share information:
Ending number of shares outstanding	12,214,942	11,959,521
Average number of shares outstanding	12,222,690	11,505,687
Diluted average number of shares	12,241,714	11,555,356
Earnings per common share - basic	$0.64	$0.58
Earnings per common share - diluted	0.64	0.58
Dividends paid per common share	0.195	0.165
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2018	2017
Net income	$7,793	$6,713

Other comprehensive income, available for sale debt securities:
Unrealized holding gains (losses) arising during period	(4,788)	1,567
Reclassification adjustment for gains included in net income	(9)	—
Income tax (expense) benefit	1,252	(616)
Other comprehensive income (loss) on available for sale debt securities	(3,545)	951
Other comprehensive income (loss), net of tax	(3,545)	951
Comprehensive income	$4,248	$7,664
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	6,713	—	6,713
Issuance of common stock (500,000 shares), net of expenses of $983	—	500	15,642	—	—	—	16,142
Dividends paid on common stock ($0.165 per share)	—	—	—	—	(1,891)	—	(1,891)
Stock options exercised (5,800 shares)	—	—	(74)	121	—	—	47
Release/lapse of restriction on RSUs (20,200 shares)	—	—	(420)	317	—	—	(103)
Stock compensation	—	—	199	—	—		199
Other comprehensive income, net of tax	—	—	—	—	—	951	951
Balance at March 31, 2017	$—	$12,213	$179,014	$(5,328)	$141,797	$(182)	$327,514
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
Net income	—	—	—	—	7,793	—	7,793
Dividends paid on common stock ($0.195 per share)	—	—	—	—	(2,386)	—	(2,386)
Stock options exercised (9,700 shares)	—	—	(68)	204	—	—	136
Release/lapse of restriction on RSUs (22,200 shares)	—	—	(467)	387	—	—	(80)
Repurchase of common stock (33,998 shares)	—	—	—	(1,082)	—	—	(1,082)
Stock compensation	—	—	237	—	—	—	237
ASU 2016-01, reclassification from AOCI to Retained Earnings, unrealized gain on equity securities, net of tax	—	—	—	—	57	(57)	—
Other comprehensive loss, net of tax	—	—	—	—	—	(3,545)	(3,545)
Balance at March 31, 2018	$—	$12,463	$187,188	$(5,612)	$153,542	$(6,204)	$341,377
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$7,793	$6,713
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,850	1,041
Depreciation of premises and equipment	1,034	1,040
Amortization of other intangibles	657	849
Amortization of premiums and discounts on investment securities, net	244	373
Loss on sale of premises and equipment	1	2
Deferred income taxes	(89)	(289)
Excess tax benefit from share-based award activity	—	(75)
Stock-based compensation	237	199
Net losses on equity securities	24	—
Net gain on sale or call of available for sale debt securities	(9)	—
Net gain on sale or call of held to maturity debt securities	—	(43)
Net gain on sale of other real estate owned	(93)	(19)
Net gain on sale of loans held for sale	(253)	(323)
Writedown of other real estate owned	5	23
Origination of loans held for sale	(12,916)	(18,770)
Proceeds from sales of loans held for sale	13,155	22,953
Decrease in accrued interest receivable	1,395	1,175
Increase in cash surrender value of bank-owned life insurance	(433)	(328)
Decrease in other assets	2	784
Increase in deferred compensation liability	59	20
Increase (decrease) in accrued interest payable, accounts payable, accrued expenses, and other liabilities	(1,219)	2,921
Net cash provided by operating activities	11,444	18,246
Cash flows from investing activities:
Purchases of equity securities	(503)	(1,002)
Proceeds from sales of available for sale debt securities	496	—
Proceeds from maturities and calls of available for sale debt securities	13,546	15,005
Purchases of available for sale debt securities	(19,770)	(6,811)
Proceeds from sales of held to maturity debt securities	—	1,153
Proceeds from maturities and calls of held to maturity debt securities	1,488	1,047
Purchase of held to maturity debt securities	(553)	(8,474)
Net increase in loans	(40,065)	(672)
Purchases of premises and equipment	(2,594)	(1,004)
Proceeds from sale of other real estate owned	1,461	494
Proceeds of principal and earnings from bank-owned life insurance	452	—
Net cash used in investing activities	(46,042)	(264)
Cash flows from financing activities:
Net increase in deposits	26,602	50,445
Increase (decrease) in federal funds purchased	24,573	(35,684)
Decrease in securities sold under agreements to repurchase	(28,491)	(14,596)
Proceeds from Federal Home Loan Bank borrowings	35,000	50,000
Repayment of Federal Home Loan Bank borrowings	(27,000)	(70,000)
Proceeds from stock options exercised	135	123
Excess tax benefit from share-based award activity	—	75
Taxes paid relating to net share settlement of equity awards	(79)	(104)
Payments on long-term debt	(1,250)	(1,250)
Dividends paid	(2,386)	(1,891)
Proceeds from issuance of common stock	—	17,125
Payment of stock issuance costs	—	(983)
Repurchase of common stock	(1,082)	—
Net cash provided by (used in) financing activities	26,022	(6,740)
Net increase (decrease) in cash and cash equivalents	(8,576)	11,242
Cash and cash equivalents at beginning of period	50,972	43,228
Cash and cash equivalents at end of period	$42,396	$54,470

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,648	$3,553
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$364	$97
Transfer due to adoption of ASU 2016-01, equity securities fair value adjustment, reclassification from AOCI to Retained Earnings, net of tax	$57	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2018 may not be indicative of results for the year ending December 31, 2018, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.
In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.
Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements.

2.    Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (Topic 606). Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, service charges on deposit accounts, sales of other real estate, and debit card interchange fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that ASU 2014-09 also did not materially change the method in which the Company currently recognizes costs for these revenue streams. The Company adopted this update on January 1, 2018, utilizing the modified retrospective transition method. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 14 “Revenue Recognition” for more information.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) require changes to current methodologies of determining these vales, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018. With the elimination of the classification of available for sale equity securities, the net unrealized gain or loss on these securities that had been included in accumulated other comprehensive income at December 31, 2017, in the amount of $57,000, has been transferred to retained earnings, as shown in the Consolidated Statement of Shareholders’ Equity. Changes in the fair value of equity securities with readily determinable fair values are now reflected in the noninterest income portion of the Consolidated Statements of Operations, in the other gains (losses) line item. In accordance with the ASU requirements, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion. See Note 13. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements.

Accounting Guidance Pending Adoption at March 31, 2018
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

3.    Investment Securities
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	As of March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$15,678	$—	$279	$15,399
State and political subdivisions	146,386	1,663	523	147,526
Mortgage-backed securities	48,065	147	952	47,260
Collateralized mortgage obligations	178,068	13	7,276	170,805
Corporate debt securities	66,285	25	1,213	65,097
Total	$454,482	$1,848	$10,243	$446,087

	As of December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$15,716	$—	$90	$15,626
State and political subdivisions	139,561	2,475	197	141,839
Mortgage-backed securities	48,744	181	428	48,497
Collateralized mortgage obligations	173,339	29	5,172	168,196
Corporate debt securities	71,562	31	427	71,166
Total debt securities	448,922	2,716	6,314	445,324
Other equity securities	2,268	124	56	2,336
Total	$451,190	$2,840	$6,370	$447,660

The amortized cost and fair value of investment debt securities held to maturity, with gross unrealized gains and losses, are as follows:

	As of March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$10,047	$—	$278	$9,769
State and political subdivisions	126,356	315	3,089	123,582
Mortgage-backed securities	1,882	2	45	1,839
Collateralized mortgage obligations	21,204	—	932	20,272
Corporate debt securities	35,128	504	501	35,131
Total	$194,617	$821	$4,845	$190,593

	As of December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$10,049	$—	$—	$10,049
State and political subdivisions	126,413	804	1,631	125,586
Mortgage-backed securities	1,906	4	13	1,897
Collateralized mortgage obligations	22,115	—	707	21,408
Corporate debt securities	35,136	548	281	35,403
Total	$195,619	$1,356	$2,632	$194,343
Investment securities with a carrying value of $238.2 million and $237.4 million at March 31, 2018 and December 31, 2017, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
As of March 31, 2018, the Company owned $0.4 million of equity securities in banks and financial service-related companies, and $2.4 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Prior to January 1, 2018, we accounted for our marketable equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive income on the balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized in noninterest income. Effective with the January 1, 2018 adoption of ASU 2016-01, both the realized and unrealized net gains and losses on equity securities are required to be recognized in the statement of operations. A breakdown between net realized and unrealized gains and losses is provided later in this financial statement footnote. These net changes are included in the other gains line item in the noninterest income section of the Consolidated Statements of Operations.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2018 and December 31, 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to securities with gross unrealized losses as of March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$15,399	$279	$—	$—	$15,399	$279
State and political subdivisions	72	33,470	452	2,757	71	36,227	523
Mortgage-backed securities	21	36,330	871	3,627	81	39,957	952
Collateralized mortgage obligations	41	47,328	1,010	117,834	6,266	165,162	7,276
Corporate debt securities	12	54,639	995	8,576	218	63,215	1,213
Total	149	$187,166	$3,607	$132,794	$6,636	$319,960	$10,243

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$15,626	$90	$—	$—	$15,626	$90
State and political subdivisions	34	11,705	167	1,800	30	13,505	197
Mortgage-backed securities	20	37,964	359	3,961	69	41,925	428
Collateralized mortgage obligations	35	37,881	489	122,757	4,683	160,638	5,172
Corporate debt securities	12	55,340	298	8,778	129	64,118	427
Other equity securities	1	—	—	1,944	56	1,944	56
Total	105	$158,516	$1,403	$139,240	$4,967	$297,756	$6,370

		As of March 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$9,769	$278	$—	$—	$9,769	$278
State and political subdivisions	227	52,946	1,212	25,191	1,877	78,137	3,089
Mortgage-backed securities	5	902	15	857	30	1,759	45
Collateralized mortgage obligations	7	4,941	155	15,314	777	20,255	932
Corporate debt securities	5	11,236	222	2,616	279	13,852	501
Total	245	$79,794	$1,882	$43,978	$2,963	$123,772	$4,845

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	167	$33,237	$393	$25,843	$1,238	$59,080	$1,631
Mortgage-backed securities	4	349	2	887	11	1,236	13
Collateralized mortgage obligations	7	5,221	90	16,168	617	21,389	707
Corporate debt securities	3	3,093	4	2,617	277	5,710	281
Total	181	$41,900	$489	$45,515	$2,143	$87,415	$2,632
The Company's assessment of other-than-temporary impairment ("OTTI") is based on its reasonable judgment of the specific facts and circumstances impacting each individual debt security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the debt security, the creditworthiness of the issuer, the type of underlying assets and the current and anticipated market conditions.
At March 31, 2018 and December 31, 2017, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At March 31, 2018, approximately 56% of the municipal bonds held by the Company were Iowa-based, and approximately 22% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2018 and December 31, 2017.
At March 31, 2018 and December 31, 2017, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment in the corporate bond portfolio.
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of operations.
During the first quarter of 2017 as part of the Company’s annual review and analysis of municipal investments, $1.2 million of municipal bonds from a single issuer in the held to maturity portfolio, which did not carry a credit rating from one of the major statistical rating agencies, were identified as having an elevated level of credit risk. While the instruments were currently making payments as agreed, certain financial trends were identified that provided material doubt as to the ability of the entity to continue to service the debt in the future. The investment securities were classified as “watch,” and the Company’s asset and liability management committee was notified of the situation. In early March 2017 the Company learned of a potential buyer for the investments and a bid to purchase was received and accepted. Investment securities designated as held to maturity may generally not be sold without calling into question the Company’s stated intention to hold other debt securities to maturity in the future (“tainting”), unless certain conditions are met that provide for an exception to accounting policy. One of these exceptions, as outlined under Accounting Standards Codification (“ASC”) 320-10-25-6(a), allows for the sale of an investment that is classified as held to maturity due to significant deterioration of the issuer’s creditworthiness. Since the bonds had been internally classified as “watch” due to credit deterioration, the Company believes that the sale was in accordance with the allowable provisions of ASC 320-10-25-6(a), and as such, does not “taint” the remainder of the held to maturity portfolio. A small gain was realized on the sale.
The contractual maturity distribution of investment debt securities at March 31, 2018, is summarized as follows:

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$28,726	$28,807	$—	$—
Due after one year through five years	116,063	115,334	18,777	18,573
Due after five years through ten years	70,509	71,045	91,309	90,725
Due after ten years	13,051	12,836	61,445	59,184
Debt securities without a single maturity date	226,133	218,065	23,086	22,111
Total	$454,482	$446,087	$194,617	$190,593
Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above.
Proceeds from the sales of investment debt securities available for sale during the three months ended March 31, 2018 and March 31, 2017 were $0.5 million and zero, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Available for sale debt securities:
Gross realized gains	$9	$—
Gross realized losses	—	—
Other-than-temporary impairment	—	—
	9	—
Held to maturity debt securities:
Gross realized gains	—	43
The following tables present the net gains and losses on equity investments during the three months ended March 31, 2018, disaggregated into realized and unrealized gains and losses:

Three Months Ended March 31,
(in thousands)	2018
Net losses recognized	$(24)
Less: Net gains and losses recognized due to sales	—
Unrealized losses on securities still held at the reporting date	$(24)

4.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of March 31, 2018 and December 31, 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$580	$1,708	$3,338	$167	$—	$5,793
Collectively evaluated for impairment	2,573	6,654	11,408	2,254	282	23,171
Purchased credit impaired loans	—	—	251	456	—	707
Total	$3,153	$8,362	$14,997	$2,877	$282	$29,671
Loans receivable
Individually evaluated for impairment	$10,945	$10,899	$17,448	$3,855	$—	$43,147
Collectively evaluated for impairment	101,030	502,824	1,166,913	457,180	36,030	2,263,977
Purchased credit impaired loans	—	55	14,085	4,894	—	19,034
Total	$111,975	$513,778	$1,198,446	$465,929	$36,030	$2,326,158

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$140	$1,126	$2,157	$226	$—	$3,649
Collectively evaluated for impairment	2,650	7,392	11,144	2,182	244	23,612
Purchased credit impaired loans	—	—	336	462	—	798
Total	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Loans receivable
Individually evaluated for impairment	$2,969	$9,734	$10,386	$3,722	$—	$26,811
Collectively evaluated for impairment	102,543	493,844	1,147,133	460,475	36,158	2,240,153
Purchased credit impaired loans	—	46	14,452	5,233	—	19,731
Total	$105,512	$503,624	$1,171,971	$469,430	$36,158	$2,286,695
As of March 31, 2018, the gross purchased credit impaired loans included above were $20.5 million, with a discount of $1.5 million.

Loans with unpaid principal in the amount of $487.7 million and $477.6 million at March 31, 2018 and December 31, 2017, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.
The changes in the allowance for loan losses by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2018 and 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	—	(87)	(264)	(104)	(21)	(476)
Recoveries	6	79	76	62	15	238
Provision	357	(148)	1,548	49	44	1,850
Ending balance	$3,153	$8,362	$14,997	$2,877	$282	$29,671
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Charge-offs	(537)	(65)	(61)	(28)	(25)	(716)
Recoveries	10	19	10	—	3	42
Provision	984	(207)	(58)	334	(12)	1,041
Ending balance	$2,460	$6,021	$9,751	$3,764	$221	$22,217
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

The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following table sets forth information on the Company’s TDRs by class of loan occurring during the stated periods:

	Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings(1):
Commercial and industrial
Extended maturity date	—	$—	$—	6	$2,037	$2,083
Commercial real estate:
Commercial real estate-other
Extended maturity date	—	—	—	1	968	968
Total	—	$—	$—	7	$3,005	$3,051
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended March 31,
	2018		2017
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	—	$—	3	$954
Commercial real estate:
Commercial real estate-other
Extended maturity date	1	2,657	—	—
Total	1	$2,657	3	$954
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans Reviewed Collectively for Impairment
All loans not evaluated individually for impairment will be separated into homogeneous pools to be collectively evaluated. Loans will be first grouped into the various loan types (i.e. commercial, agricultural, consumer, etc.) and further segmented within each subset by risk classification (i.e. pass, special mention/watch, and substandard). Homogeneous loans past due 60-89 days and 90 days or more are classified special mention/watch and substandard, respectively, for allocation purposes.
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
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of March 31, 2018 and December 31, 2017:

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
March 31, 2018
Agricultural	$80,471	$19,883	$11,621	$—	$—	$111,975
Commercial and industrial	465,235	30,574	17,963	6	—	513,778
Commercial real estate:
Construction and development	192,384	1,054	1,274	—	—	194,712
Farmland	71,590	8,216	7,224	—	—	87,030
Multifamily	124,203	1,417	1,182	—	—	126,802
Commercial real estate-other	737,765	33,505	18,632	—	—	789,902
Total commercial real estate	1,125,942	44,192	28,312	—	—	1,198,446
Residential real estate:
One- to four- family first liens	338,419	2,495	8,828	—	—	349,742
One- to four- family junior liens	114,074	641	1,472	—	—	116,187
Total residential real estate	452,493	3,136	10,300	—	—	465,929
Consumer	35,817	136	47	30	—	36,030
Total	$2,159,958	$97,921	$68,243	$36	$—	$2,326,158

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
December 31, 2017
Agricultural	$80,377	$21,989	$3,146	$—	$—	$105,512
Commercial and industrial	453,363	23,153	27,102	6	—	503,624
Commercial real estate:
Construction and development	162,968	1,061	1,247	—	—	165,276
Farmland	76,740	10,357	771	—	—	87,868
Multifamily	131,507	2,498	501	—	—	134,506
Commercial real estate-other	731,231	34,056	19,034	—	—	784,321
Total commercial real estate	1,102,446	47,972	21,553	—	—	1,171,971
Residential real estate:
One- to four- family first liens	340,446	2,776	9,004	—	—	352,226
One- to four- family junior liens	114,763	952	1,489	—	—	117,204
Total residential real estate	455,209	3,728	10,493	—	—	469,430
Consumer	36,059	—	68	31	—	36,158
Total	$2,127,454	$96,842	$62,362	$37	$—	$2,286,695
Included within the special mention/watch, substandard, and doubtful categories at March 31, 2018 and December 31, 2017 are purchased credit impaired loans totaling $12.0 million and $12.6 million, respectively.

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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$8,764	$9,264	$—	$1,523	$2,023	$—
Commercial and industrial	3,781	4,147	—	7,588	7,963	—
Commercial real estate:
Construction and development	84	84	—	84	84	—
Farmland	3,952	3,952	—	287	287	—
Multifamily	826	826	—	—	—	—
Commercial real estate-other	6,806	7,312	—	5,746	6,251	—
Total commercial real estate	11,668	12,174	—	6,117	6,622	—
Residential real estate:
One- to four- family first liens	2,591	2,634	—	2,449	2,482	—
One- to four- family junior liens	292	293	—	26	26	—
Total residential real estate	2,883	2,927	—	2,475	2,508	—
Consumer	—	—	—	—	—	—
Total	$27,096	$28,512	$—	$17,703	$19,116	$—
With an allowance recorded:
Agricultural	$2,181	$2,181	$580	$1,446	$1,446	$140
Commercial and industrial	7,118	7,207	1,708	2,146	2,177	1,126
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	2,092	2,092	676	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,688	11,320	2,662	4,269	11,536	2,157
Total commercial real estate	5,780	13,412	3,338	4,269	11,536	2,157
Residential real estate:
One- to four- family first liens	972	972	167	979	979	185
One- to four- family junior liens	—	—	—	268	268	41
Total residential real estate	972	972	167	1,247	1,247	226
Consumer	—	—	—	—	—	—
Total	$16,051	$23,772	$5,793	$9,108	$16,406	$3,649
Total:
Agricultural	$10,945	$11,445	$580	$2,969	$3,469	$140
Commercial and industrial	10,899	11,354	1,708	9,734	10,140	1,126
Commercial real estate:
Construction and development	84	84	—	84	84	—
Farmland	6,044	6,044	676	287	287	—
Multifamily	826	826	—	—	—	—
Commercial real estate-other	10,494	18,632	2,662	10,015	17,787	2,157
Total commercial real estate	17,448	25,586	3,338	10,386	18,158	2,157
Residential real estate:
One- to four- family first liens	3,563	3,606	167	3,428	3,461	185
One- to four- family junior liens	292	293	—	294	294	41
Total residential real estate	3,855	3,899	167	3,722	3,755	226
Consumer	—	—	—	—	—	—
Total	$43,147	$52,284	$5,793	$26,811	$35,522	$3,649

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended March 31,
	2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$5,015	$124	$2,230	$13
Commercial and industrial	3,189	46	12,431	72
Commercial real estate:
Construction and development	84	—	1,064	—
Farmland	1,976	39	2,535	26
Multifamily	413	10	—	—
Commercial real estate-other	5,930	67	3,248	—
Total commercial real estate	8,403	116	6,847	26
Residential real estate:
One- to four- family first liens	1,602	—	2,563	—
One- to four- family junior liens	293	—	13	—
Total residential real estate	1,895	—	2,576	—
Consumer	—	—	—	—
Total	$18,502	$286	$24,084	$111
With an allowance recorded:
Agricultural	$1,946	$17	$2,087	$—
Commercial and industrial	7,088	—	4,812	20
Commercial real estate:
Construction and development	—	—	434	—
Farmland	1,046	27	—	—
Multifamily	—	—	—	—
Commercial real estate-other	4,141	—	6,369	—
Total commercial real estate	5,187	27	6,803	—
Residential real estate:
One- to four- family first liens	976	9	1,400	9
One- to four- family junior liens	—	—	—	—
Total residential real estate	976	9	1,400	9
Consumer	—	—	—	—
Total	$15,197	$53	$15,102	$29
Total:
Agricultural	$6,961	$141	$4,317	$13
Commercial and industrial	10,277	46	17,243	92
Commercial real estate:
Construction and development	84	—	1,498	—
Farmland	3,022	66	2,535	26
Multifamily	413	10	—	—
Commercial real estate-other	10,071	67	9,617	—
Total commercial real estate	13,590	143	13,650	26
Residential real estate:
One- to four- family first liens	2,578	9	3,963	9
One- to four- family junior liens	293	—	13	—
Total residential real estate	2,871	9	3,976	9
Consumer	—	—	—	—
Total	$33,699	$339	$39,186	$140

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at March 31, 2018 and December 31, 2017:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
March 31, 2018
Agricultural	$1,722	$175	$138	$2,035	$109,940	$111,975
Commercial and industrial	5,523	136	1,599	7,258	506,520	513,778
Commercial real estate:
Construction and development	11	—	177	188	194,524	194,712
Farmland	363	—	—	363	86,667	87,030
Multifamily	—	—	—	—	126,802	126,802
Commercial real estate-other	2,778	48	1,081	3,907	785,995	789,902
Total commercial real estate	3,152	48	1,258	4,458	1,193,988	1,198,446
Residential real estate:
One- to four- family first liens	2,968	444	1,177	4,589	345,153	349,742
One- to four- family junior liens	244	30	356	630	115,557	116,187
Total residential real estate	3,212	474	1,533	5,219	460,710	465,929
Consumer	58	15	19	92	35,938	36,030
Total	$13,667	$848	$4,547	$19,062	$2,307,096	$2,326,158

Included in the totals above are the following purchased credit impaired loans	$—	$206	$340	$546	$18,488	$19,034

December 31, 2017
Agricultural	$95	$118	$168	$381	$105,131	$105,512
Commercial and industrial	1,434	1,336	1,576	4,346	499,278	503,624
Commercial real estate:
Construction and development	57	97	82	236	165,040	165,276
Farmland	217	—	373	590	87,278	87,868
Multifamily	—	25	—	25	134,481	134,506
Commercial real estate-other	74	—	1,852	1,926	782,395	784,321
Total commercial real estate	348	122	2,307	2,777	1,169,194	1,171,971
Residential real estate:
One- to four- family first liens	3,854	756	1,019	5,629	346,597	352,226
One- to four- family junior liens	325	770	271	1,366	115,838	117,204
Total residential real estate	4,179	1,526	1,290	6,995	462,435	469,430
Consumer	79	15	29	123	36,035	36,158
Total	$6,135	$3,117	$5,370	$14,622	$2,272,073	$2,286,695

Included in the totals above are the following purchased credit impaired loans	$164	$756	$553	$1,473	$18,258	$19,731
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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
Agricultural	$390	$—	$168	$—
Commercial and industrial	7,125	—	7,124	—
Commercial real estate:
Construction and development	186	—	188	—
Farmland	140	—	386	—
Multifamily	—	—	—	—
Commercial real estate-other	3,924	—	5,279	—
Total commercial real estate	4,250	—	5,853	—
Residential real estate:
One- to four- family first liens	1,312	103	1,228	205
One- to four- family junior liens	434	13	346	2
Total residential real estate	1,746	116	1,574	207
Consumer	55	—	65	—
Total	$13,566	$116	$14,784	$207
Not included in the loans above as of March 31, 2018 and December 31, 2017 were purchased credit impaired loans with an outstanding balance of $0.5 million and $0.7 million, net of a discount of zero and $0.1 million, respectively.
As of March 31, 2018, the Company had no commitments to lend additional funds to any borrowers who have had a TDR.
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

For purchased non-credit impaired loans the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We record a provision for the acquired portfolio as the loans acquired in the Central Bancshares, Inc. (“Central”) merger renew and the discount is accreted.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$840	$1,961
Accretion	(277)	(416)
Reclassification from nonaccretable difference	45	88
Balance at end of period	$608	$1,633

5.    Derivatives and Hedging Activities
FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The Company does not use derivatives for trading or speculative purposes.
In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loans and borrowings.
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of March 31, 2018, the Company had the following outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
(dollars in thousands)
Interest Rate Swaps	1	4,354
As of March 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	4,516	161
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017:

	Fair Values of Derivative Instruments
	As of March 31, 2018		As of December 31, 2017
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other Liabilities	161	N/A	—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended March 31,
	2018		2017
(in thousands)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)
Total amounts of income and expense line items presented in the Consolidated Statements of Operation in which the effects of fair value hedges are recorded	(1)	—	—	—

The effects of fair value hedging:
Loss on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(162)	—	—	—
Derivative designated as hedging instruments	161	—	—	—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of March 31, 2018
Derivatives	(161)	—	(161)	—	(130)	(31)

As of December 31, 2017
Derivatives	—	—	—	—	—	—
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its derivative counterparty.The Company has an agreement with its derivative counterparty that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparty that contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of March 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.2 million. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $0.2 million.

6.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the three months ended March 31, 2018. The carrying amount of goodwill was $64.7 million at March 31, 2018, the same as at December 31, 2017.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the three months ended March 31, 2018:

(in thousands)	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
March 31, 2018
Balance, beginning of period	$148	$4,011	$7,040	$744	$103	$12,046
Amortization expense	(9)	(594)	—	(50)	(4)	(657)
Balance at end of period	$139	$3,417	$7,040	$694	$99	$11,389

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,181)	(14,789)	—	(686)	(231)	(16,887)
Net book value	$139	$3,417	$7,040	$694	$99	$11,389

7.    Other Assets
The components of the Company’s other assets were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank Stock	$12,780	$11,324
Prepaid expenses	2,067	2,992
Mortgage servicing rights	2,536	2,316
Federal & state income taxes receivable, current	897	3,120
Accounts receivable & other miscellaneous assets	4,479	3,009
	$22,759	$22,761

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the three months ended March 31, 2018 or in the year ended December 31, 2017.
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

8.    Short-Term Borrowings
Short-term borrowings were as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	1.95%	$25,573	1.77%	$1,000
Securities sold under agreements to repurchase	0.72	67,738	0.71	96,229
Total	1.06%	$93,311	0.73%	$97,229
At March 31, 2018 and December 31, 2017, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.5 million as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the Bank had municipal securities pledged with a market value of $12.7 million and $12.8 million, respectively, to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of March 31, 2018 and December 31, 2017, there were $25.6 million and $1.0 million of borrowings through these correspondent bank federal funds agreements, respectively.
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
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in May 2017, and matured on April 28, 2018. It is expected to be renewed. The Company had no balance outstanding under this agreement as of March 31, 2018.

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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2018 and December 31, 2017:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				3/31/2018
March 31, 2018
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,688	Three-month LIBOR + 3.50%	5.62%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,665	Three-month LIBOR + 2.15%	4.42%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	3.71%	12/15/2037	12/15/2012
Total	$24,743	$23,817

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2017
December 31, 2017
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,674	Three-month LIBOR + 3.50%	5.09%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,655	Three-month LIBOR + 2.15%	3.82%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	3.18%	12/15/2037	12/15/2012
Total	$24,743	$23,793
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

10.    Long-Term Borrowings
Long-term borrowings were as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	1.93%	$123,000	1.72%	$115,000
Note payable to unaffiliated bank	3.41	11,250	3.32	12,500
Total	2.05%	$134,250	1.88%	$127,500
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
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of March 31, 2018, $11.3 million of that note was outstanding.

11.    Income Taxes
The income tax provisions for the three months ended March 31, 2018 and 2017 were less than the amounts computed by applying the maximum effective federal income tax rate of 21% and 35%, respectively, to the income before income taxes, because of the following items:

	For the Three Months Ended March 31,
	2018		2017
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$2,053	21.0%	$3,235	35.0%
Tax-exempt interest	(490)	(5.0)	(786)	(8.5)
Bank-owned life insurance	(91)	(0.9)	(115)	(1.2)
State income taxes, net of federal income tax benefit	529	5.4	405	4.4
General business credits	(47)	(0.8)	(21)	(0.2)
Other	30	0.6	(189)	(2.1)
Total income tax provision	$1,984	20.3%	$2,529	27.4%
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Cuts and Jobs Act (the “Tax Act”). During the first quarter of 2018, the income tax expense recorded during the fourth quarter of 2017 was determined to be final.

12.    Earnings per Share
Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2018	2017
Basic earnings per common share computation
Numerator:
Net income	$7,793	$6,713
Denominator:
Weighted average shares outstanding	12,222,690	11,505,687
Basic earnings per common share	$0.64	$0.58

Diluted earnings per common share computation
Numerator:
Net income	$7,793	$6,713
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	12,241,714	11,555,356
Diluted earnings per common share	$0.64	$0.58

13.    Estimated Fair Value of Financial Instruments and Fair Value Measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal (or most advantageous) market for the asset or liability that have all of the following characteristics: 1) an unrelated party; 2) knowledgeable (having a reasonable understanding about the asset or liability and the transaction based on all available information; including information that might be obtained through due diligence efforts that are usual or customary); 3) able to transact; and 4) willing to transact (motivated but not forced or otherwise compelled to do so).
The FASB states “valuation techniques that are appropriate in the circumstances and for which sufficient data are available shall be used to measure fair value.” The valuation techniques for measuring fair value are consistent with the three traditional approaches to value: the market approach, the income approach, and the cost or asset approach.
In applying valuation techniques, the use of relevant inputs (both observable and unobservable) based on the facts and circumstances must be used. The FASB has defined a fair value hierarchy for these inputs which prioritizes the inputs into three broad levels:

•	Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 Inputs – Inputs other than quoted prices within Level 1 that are observable for assets or liabilities, either directly or indirectly.

•	Level 3 Inputs – Unobservable inputs for the asset or liability.
Unobservable inputs should be used only to the extent that relevant observable inputs are not available; this allows for situations where there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs should reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.
It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The Company is required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. The Company used the following methods and significant assumptions to estimate fair value:
Investment Securities - The fair value for investment securities are determined by quoted market prices, if available (Level 1). The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from its primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations, mortgage-backed securities, and collateralized mortgage obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace (Level 2). Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating (Level 2). On an annual basis, a group of selected municipal securities have their credit rating evaluated by a securities dealer and that information is used to verify the primary independent service’s rating and pricing.
Loans Held for Sale - Loans held for sale are carried at the lower of cost or fair value, with fair value being based on binding contracts from third party investors (Level 2). The portfolio has historically consisted primarily of residential real estate loans.
Loans, Net - The estimated fair value of loans, net, was performed using the income approach, with the market approach used for certain nonperforming loans, resulting in a Level 3 fair value classification. The application of the income approach establishes value by methods that discount or capitalize earnings and/or cash flow, by a discount or capitalization rate that reflects market rate of return expectations, market conditions, and the relative risk of the investment. Generally, this can be accomplished by the discounted cash flow method. For loans that exhibited some characteristics of performance and where it appears that the borrower may have adequate cash flows to service the loan, a discounted cash flow analysis was used. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For loans with balloon or interest only payment structures, the repayment was extended by assuming a renewal period beyond the current contractual maturity date. For loans analyzed using the asset approach, the fair value was determined based on the estimated values of the underlying collateral. For impaired loans, the estimated net sales proceeds was used to determine the fair value of the loans when deemed appropriate. The implied sales proceeds value provides a better indication of value than the income stream as these loans are not performing or exhibit strong signs indicative of nonperformance.
Collateral Dependent Impaired Loans - From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell, based on appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans, and resulted in a Level 3 classification for inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.
Other Real Estate Owned (“OREO”) - OREO represents property acquired through foreclosures and settlements of loans. Property acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and the collateral underlying such loans, resulting in a Level 3 classification for inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.
Interest Rate Swaps - Interest rate swaps are valued by the Company's Swap Dealers using cash flow valuation techniques with observable market data inputs. The fair values estimated by the Company's Swap Dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company has entered into Collateral Agreements with its Swap Dealers which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted.
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. The assets and liabilities are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$15,399	$—	$15,399	$—
State and political subdivisions	147,526	—	147,526	—
Mortgage-backed securities	47,260	—	47,260	—
Collateralized mortgage obligations	170,805	—	170,805	—
Corporate debt securities	65,097	—	65,097	—
Total available for sale debt securities	$446,087	$—	$446,087	$—

Liabilities:
Derivatives	$161	$—	$161	$—

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$15,626	$—	$15,626	$—
State and political subdivisions	141,839	—	141,839	—
Mortgage-backed securities	48,497	—	48,497	—
Collateralized mortgage obligations	168,196	—	168,196	—
Corporate debt securities	71,166	—	71,166	—
Total available for sale debt securities	$445,324	$—	$445,324	$—
Other equity securities	2,336	2,336	—	—
Total securities available for sale	$447,660	$2,336	$445,324	$—

There were no transfers of assets between Level 3 of the fair value hierarchy during the three months ended March 31, 2018 or the year ended December 31, 2017.

Changes in the fair value of available for sale debt securities are included in other comprehensive income, and changes in the fair value of equity securities are included in noninterest income.
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of March 31, 2018 and December 31, 2017, as more fully described above.

	Fair Value Measurement at March 31, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,877	$—	$—	$8,877
Other real estate owned	$1,001	$—	$—	$1,001

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,927	$—	$—	$3,927
Other real estate owned	$2,010	$—	$—	$2,010
The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at March 31, 2018, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2018	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans	$8,877	Modified appraised value	Third party appraisal	NM *	-	NM *	NM *
			Appraisal discount	NM *	-	NM *	NM *
Other real estate owned	$1,001	Modified appraised value	Third party appraisal	NM *	-	NM *	NM *
			Appraisal discount	NM *	-	NM *	NM *
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

Due to the adoption of ASU 2016-01 as of January 1, 2018, the estimated fair value amounts shown for December 31, 2017 are not comparable to those for March 31, 2018, due to a change in the required methodology (“exit price” only) for determining current estimated fair value. The carrying amount and estimated fair value of financial instruments not carried at fair value, at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$42,396	$42,396	$42,396	$—	$—
Investment securities:
Equity securities	2,815	2,815	2,815	—	—
Available for sale debt securities	446,087	446,087	—	446,087	—
Held to maturity debt securities	194,617	190,593	—	190,593	—
Total investment securities	643,519	639,495	2,815	636,680	—
Loans held for sale	870	895	—	895	—
Loans, net	2,296,487	2,247,398	—	—	2,247,398
Accrued interest receivable	13,337	13,337	13,337	—	—
Federal Home Loan Bank stock	12,780	12,780	—	12,780	—
Financial liabilities:
Deposits:
Non-interest bearing demand	450,168	450,168	450,168	—	—
Interest-bearing checking	1,240,208	1,240,208	1,240,208	—	—
Savings	215,940	215,940	215,940	—	—
Certificates of deposit under $100,000	332,727	328,009	—	328,009	—
Certificates of deposit $100,000 and over	392,878	389,430	—	389,430	—
Total deposits	2,631,921	2,623,755	1,906,316	717,439	—
Federal funds purchased and securities sold under agreements to repurchase	93,311	93,311	93,311	—	—
Federal Home Loan Bank borrowings	123,000	120,850	—	120,850	—
Junior subordinated notes issued to capital trusts	23,817	21,032	—	21,032	—
Long-term debt	11,250	11,250	—	11,250	—
Derivative liability	161	161	—	161	—

	December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,972	$50,972	$50,972	$—	$—
Investment securities:
Equity securities	2,336	2,336	2,336	—	—
Available for sale debt securities	445,324	445,324	—	445,324	—
Held to maturity debt securities	195,619	194,343	—	194,343	—
Total investment securities	643,279	642,003	2,336	639,667	—
Loans held for sale	856	871	—	—	871
Loans, net	2,258,636	2,256,726	—	2,256,726	—
Accrued interest receivable	14,732	14,732	14,732	—	—
Federal Home Loan Bank stock	11,324	11,324	—	11,324	—
Financial liabilities:
Deposits:
Non-interest bearing demand	461,969	461,969	461,969	—	—
Interest-bearing checking	1,228,112	1,228,112	1,228,112	—	—
Savings	213,430	213,430	213,430	—	—
Certificates of deposit under $100,000	324,681	321,197	—	321,197	—
Certificates of deposit $100,000 and over	377,127	374,685	—	374,685	—
Total deposits	2,605,319	2,599,393	1,903,511	695,882	—
Federal funds purchased and securities sold under agreements to repurchase	97,229	97,229	97,229	—	—
Federal Home Loan Bank borrowings	115,000	114,945	—	114,945	—
Junior subordinated notes issued to capital trusts	23,793	19,702	—	19,702	—
Long-term debt	12,500	12,500	—	12,500	—

14.    Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2. “Effect of New Financial Accounting Standards,” the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management fees, service charges on deposit accounts, sales of other real estate, and debit card interchange fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts
Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Fees, Exchange, and Other Service Charges
Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Gains/Losses on Sales of OREO
Gain or loss from the sale of OREO occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the three months ended March 31, 2018 and March 31, 2017 were not financed by the Bank.
Other
Other noninterest income consists of other recurring revenue streams such as safe deposit box rental fees, and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.
Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

15.    Operating Segments
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

16.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2018, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2018 have been recognized in the consolidated financial statements for the three months ended March 31, 2018. Events or transactions that provided evidence about conditions that did not exist at March 31, 2018, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three months ended March 31, 2018.
On April 19, 2018, the board of directors of the Company declared a cash dividend of $0.195 per share payable on June 15, 2018 to shareholders of record as of the close of business on June 1, 2018.

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
Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our interest-earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by non-interest income and expense, the provision for loan losses and income tax expense. Significant external factors that impact our results of operations include general economic and competitive conditions, as well as changes in market interest rates, government policies, and actions of regulatory authorities.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Policies
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017
Summary
For the three months ended March 31, 2018, we earned net income of $7.8 million, compared with $6.7 million for the three months ended March 31, 2017, an increase of 16.1%. The increase in net income was due primarily to a $1.2 million, or 4.9%, increase in net interest income, primarily as a result of a $2.3 million increase in interest and fees on loans, partially offset by an increase of $0.9 million in interest expense on deposits. Income tax expense experienced a $0.5 million, or 21.6%, decrease primarily due to the reduction in the corporate federal income tax rate to 21% for 2018, compared to 35% for 2017, and noninterest income increased $0.1 million, or 2.4%. The provision for loan losses increased $0.8 million, or 77.7%, and noninterest expense was consistent with the first quarter of 2017. Basic and diluted earnings per common share for the first three months of 2018 were both $0.64, compared with $0.58 for the first three months of 2017. Our annualized return on average assets for the first three months of 2018 was 0.98% compared with 0.89% for the same period in 2017. Our annualized return on average shareholders’ equity was 9.28% for the three months ended March 31, 2018 versus 8.83% for the three months ended March 31, 2017. The annualized return on average tangible equity was 12.70% for the first three months of 2018 compared with 12.71% for the same period in 2017.
The following table presents selected financial results and measures as of and for the three months ended March 31, 2018 and 2017.

	As of and for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2018	2017
Net Income	$7,793	$6,713
Average Assets	3,216,018	3,059,397
Average Shareholders’ Equity	340,550	308,318
Return on Average Assets*	0.98%	0.89%
Return on Average Shareholders’ Equity*	9.28	8.83
Return on Average Tangible Equity*(1)	12.70	12.71
Total Equity to Assets (end of period)	10.53	10.62
Tangible Equity to Tangible Assets (end of period)(1)	8.41	8.36
Tangible Book Value per Share(1)	$21.81	$21.01
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity and the ratio of our tangible equity to tangible assets, as well as adjusted noninterest income as a percentage of total revenue, and tangible book value per share. We believe these ratios provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2018	2017
Net Income:
Net income	$7,793	$6,713
Plus: Intangible amortization, net of tax (1)	519	552
Adjusted net income	$8,312	$7,265
Average Tangible Equity:
Average total shareholders’ equity	$340,550	$308,318
Less: Average intangibles, net of amortization	(76,364)	(79,381)
Plus: Average deferred tax liability associated with intangibles	1,154	2,899
Average tangible equity	$265,340	$231,836
Return on Average Tangible Equity (annualized)	12.70%	12.71%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35%. for 2017.

Adjusted Noninterest Income:
Noninterest income	$5,672	$5,537
Less: Gain on sale of available for sale debt securities	(9)	—
Gain on sale of held to maturity debt securities	—	(43)
Loss on sale of premises and equipment	1	2
Other gain	(102)	(13)
Adjusted noninterest income	$5,562	$5,483
Total Revenue:
Net interest income	$26,313	$25,081
Plus: Noninterest income	5,672	5,537
Less: Gain on sale of available for sale debt securities	(9)	—
Gain on sale of held to maturity debt securities	—	(43)
Loss on sale of premises and equipment	1	2
Other gain	(102)	(13)
Total Revenue	$31,875	$30,564
Adjusted Noninterest Income as a Percentage of Total Revenue(1)	17.4%	17.9%
(1) This measure tracks management’s strategic goal for this measure to be at 25%.

	As of March 31,
(dollars in thousands, except per share amounts)	2018	2017
Tangible Equity:
Total shareholders’ equity	$341,377	$327,514
Plus: Deferred tax liability associated with intangibles	1,073	2,741
Less: Intangible assets, net	(76,043)	(78,976)
Tangible equity	$266,407	$251,279
Tangible Assets:
Total assets	$3,241,642	$3,083,515
Plus: Deferred tax liability associated with intangibles	1,073	2,741
Less: Intangible assets, net	(76,043)	(78,976)
Tangible assets	$3,166,672	$3,007,280
Common shares outstanding	12,214,942	11,959,521
Tangible Book Value Per Share	$21.81	$21.01
Tangible Equity/Tangible Assets	8.41%	8.36%

Net Interest Income
Our net interest income for the three months ended March 31, 2018, was $26.3 million, up $1.2 million, or 4.9%, from $25.1 million for the three months ended March 31, 2017, primarily due to an increase of $2.4 million, or 8.5%, in interest income. A 9 basis point increase in loan yield coupled with a $143.9 million increase in average loan balances, partially offset by a decrease in the merger-related discount accretion of $0.2 million to $0.9 million for the first three months of 2018, resulted in loan interest income increasing $2.3 million, or 9.4%, to $26.6 million for the first three months of 2018 compared to the first three months of 2017. Income from investment securities was $4.4 million for the first quarter of 2018, up from $4.3 million for the first quarter of 2017, which resulted from an increase of $0.7 million in the average balance, partially offset by a decrease of 18 basis points in the tax exempt yield between the two comparable periods, primarily due to the change in federal tax rates. Interest expense increased $1.2 million, or 34.2%, to $4.7 million for the first quarter of 2018, compared to $3.5 million for the same period in 2017 primarily due to an increase in the cost of interest-bearing deposits of 14 basis points and increased average balances of $124.3 million between the two periods. Interest expense on deposits increased $0.9 million, or 34.7%, to $3.5 million for the three months ended March 31, 2018 compared to $2.6 million for the three months ended March 31, 2017, primarily due to the general rise in interest rates. We expect the cost of deposits to continue to rise in future periods. Interest expense related to borrowings rose $0.3 million, or 32.8%, between the two periods, again, primarily due to the general rise in interest rates.
The Company posted a net interest margin, calculated on a fully tax-equivalent basis, of 3.69% for the first three months of 2018, down 10 basis points from the net interest margin of 3.79% for the same period in 2017. The tax-equivalent yield on loans increased 9 basis points and the yield on investment securities decreased by 18 basis points, primarily due to the reduction in the federal corporate income tax rate, resulting in the tax-equivalent yield on interest-earning assets for the first quarter of 2018 being

4 basis points higher compared to the first quarter of 2017. The cost of deposits increased 14 basis points, while the average cost of borrowings was higher by 29 basis points for the first quarter of 2018 compared to the first quarter of 2017, reflecting the increasing interest rate environment. We expect to see continued compression on the net interest margin in future periods.
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the three months ended March 31, 2018 and 2017. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average Earning Assets:
Loans (1)(2)(3)	$2,304,984	$26,808	4.72%	$2,161,054	$24,682	4.63%
Investment securities:
Taxable investments	439,723	2,888	2.66	440,381	2,718	2.50
Tax exempt investments (2)	216,590	1,930	3.61	215,194	2,395	4.51
Total investment securities	656,313	4,818	2.98	655,575	5,113	3.16
Federal funds sold and interest-bearing balances	2,421	8	1.34	2,577	5	0.79
Total interest-earning assets	$2,963,718	$31,634	4.33%	$2,819,206	$29,800	4.29%

Cash and due from banks	35,388			35,071
Premises and equipment	76,955			74,975
Allowance for loan losses	(28,743)			(22,246)
Other assets	168,700			152,391
Total assets	$3,216,018			$3,059,397

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,413,342	$1,148	0.33%	$1,338,035	$849	0.26%
Certificates of deposit	718,312	2,388	1.35	669,290	1,776	1.08
Total deposits	2,131,654	3,536	0.67	2,007,325	2,625	0.53
Federal funds purchased and repurchase agreements	106,746	259	0.98	89,260	84	0.38
Federal Home Loan Bank borrowings	123,644	517	1.70	111,111	443	1.62
Long-term debt and other	37,559	367	3.96	42,565	334	3.18
Total borrowed funds	267,949	1,143	1.73	242,936	861	1.44
Total interest-bearing liabilities	$2,399,603	$4,679	0.79%	$2,250,261	$3,486	0.63%

Net interest spread(2)			3.54%			3.66%

Demand deposits	456,883			480,681
Other liabilities	18,982			20,137
Shareholders’ equity	340,550			308,318
Total liabilities and shareholders’ equity	$3,216,018			$3,059,397

Interest income/earning assets (2)	$2,963,718	$31,634	4.33%	$2,819,206	$29,800	4.29%
Interest expense/earning assets	$2,963,718	$4,679	0.64%	$2,819,206	$3,486	0.50%
Net interest margin (2)(4)		$26,955	3.69%		$26,314	3.79%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$241			$403
Securities		401			830
Total tax equivalent adjustment		642			1,233
Net Interest Income		$26,313			$25,081

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the three months ended March 31, 2018, compared to the same period in 2017, reported on a fully tax-equivalent basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2018 Compared to 2017 Change due to
(in thousands)	Volume	Rate/Yield	Net
Increase (decrease) in interest income:
Loans, tax equivalent	$1,646	$480	$2,126
Investment securities:
Taxable investments	(28)	198	170
Tax exempt investments	107	(572)	(465)
Total investment securities	79	(374)	(295)
Federal funds sold and interest-bearing balances	(2)	5	3
Change in interest income	1,723	111	1,834
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	52	247	299
Certificates of deposit	139	473	612
Total deposits	191	720	911
Federal funds purchased and repurchase agreements	19	156	175
Federal Home Loan Bank borrowings	51	23	74
Other long-term debt	(205)	238	33
Total borrowed funds	(135)	417	282
Change in interest expense	56	1,137	1,193
Change in net interest income	$1,667	$(1,026)	$641
Percentage change in net interest income over prior period			2.4%
Interest income and fees on loans on a tax-equivalent basis increased $2.1 million, or 8.6%, in the first three months of 2018 compared to the same period in 2017. This increase reflects the effect of the merger-related discount accretion for loans of $0.9 million in the first three months of 2018, compared to $1.1 million of discount accretion in the first three months of 2017. The increased income is mainly due to average loan balances increasing $143.9 million, or 6.7%, in the first three months of 2018 compared to the same period in 2017, primarily resulting from loan originations exceeding loan payments and payoffs. Also contributing to increased interest income and fees on loans was a 9 basis point increase in yield on loans, from 4.63% in the first three months of 2017 to 4.72% in the same period of 2018. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $4.8 million in the first three months of 2018 compared with $5.1 million for the same period of 2017. The tax-equivalent yield on our investment portfolio for the first three months of 2018 decreased to 2.98% from 3.16% in the comparable period of 2017, primarily due to the impact the reduction in the federal corporate income tax rate from 35% in 2017, to 21% in 2018, had on tax equivalent interest income. The average balance of investments in the first three months of 2018 was $656.3 million compared with $655.6 million in the first three months of 2017, an increase of $0.7 million, or 0.1%.
Interest expense on deposits was $3.5 million for the first three months of 2018 compared with $2.6 million for the same period in 2017. This increase was primarily due to the increase in general interest rates. Additionally, average interest-bearing deposits for the three months of 2018 increased $124.3 million, or 6.2%, compared with the same period in 2017, due primarily to an increased focus by the Company on gathering new deposits. The weighted average rate paid on interest-bearing deposits was 0.67% for the first three months of 2018 compared with 0.53% for the first three months of 2017. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.

Interest expense on borrowed funds in the first three months of 2018 was $1.2 million, compared with $0.9 million for the same period in 2017, an increase of $0.3 million, or 32.8%. Average borrowed funds for the first three months of 2018 were $25.0 million higher compared with the same period in 2017. The increase in the average level of FHLB borrowings of $12.5 million, or 11.3%, coupled with an increase in the average balance of federal funds purchased and repurchase agreements of $17.5 million, or 19.6%, was partially offset by a $5.0 million, or 11.8%, decrease in long-term debt and junior subordinated notes, all for the first three months of 2018 compared to the first three months of 2017. The weighted average rate on borrowed funds for the first three months of 2018 was 1.73%, an increase of 29 basis points from 1.44% for the first three months of 2017.
Provision for Loan Losses
We recorded a provision for loan losses of $1.8 million in the first three months of 2018, compared to $1.0 million for the same period of 2017, an increase of $0.8 million, or 77.7%. This increase was primarily due to loan growth (excluding loans held for sale) of $39.5 million for the three months ended March 31, 2018, compared to a small decrease in loans for the same period in 2017, combined with some indicated weakness in the agricultural sector. The Company’s additional provision in the first quarter of 2018 increased the allowance for loan losses to total non-acquired loans ratio to 1.42%. Net loans charged off in the first three months of 2018 totaled $0.2 million compared with $0.7 million in the first three months of 2017.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Trust, investment, and insurance fees	$1,640	$1,612	$28	1.7%
Service charges and fees on deposit accounts	1,168	1,283	(115)	(9.0)
Loan origination and servicing fees	941	802	139	17.3
Other service charges and fees	1,380	1,458	(78)	(5.3)
Bank-owned life insurance income	433	328	105	32.0
Gain on sale or call of available for sale debt securities	9	—	9	NM
Gain on sale or call of held to maturity debt securities	—	43	(43)	NM
Loss on sale of premises and equipment	(1)	(2)	1	(50.0)
Other gain	102	13	89	NM
Total noninterest income	$5,672	$5,537	$135	2.4%
Adjusted noninterest income as a % of total revenue*	17.4%	17.9%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
In the first three months of 2018 total noninterest income increased $0.2 million, or 2.4%, to $5.7 million from $5.5 million in the first quarter of 2017. The greatest increase was in loan origination and servicing fees, which increased $0.1 million, or 17.3%, from $0.8 million for the first quarter of 2017 to $0.9 million for the first quarter of 2018. This increase was primarily due to the recovery of interest and collection expenses on a charged-off loan in the amount of $0.2 million in the first quarter of 2018, partially offset by a lower level of loans originated and sold on the secondary market in the first quarter of 2018 compared to the first quarter of 2017, a result of the general decrease in mortgage activity in the Company’s markets. Bank-owned life insurance income increased $0.1 million, or 32.0%, due to the purchase of an additional $11.2 million of insurance in the fourth quarter of 2017. Other gain increased $0.1 million between the first quarter of 2018 and the first quarter of 2017, due primarily to increased gains on the sale of other real estate owned. Other gain represents gains and losses on the sale other real estate owned, derivatives, and other assets, and the mark-to-market of equity securities. These increases were partially offset by decreased service charges and fees on deposit accounts, which declined $0.1 million, or 9.0%, to $1.2 million for the first quarter of 2018, compared to $1.3 million for the first quarter of 2017, primarily due to decreased overdraft fees. In addition, other service charges and fees decreased $0.1 million, or 5.3%, from $1.5 million in the first quarter of 2017 to $1.4 million for the first quarter of 2018, due to the absence of income related to FDIC loss share agreements in the first quarter of 2018. The FDIC loss sharing agreements were terminated on July 14, 2017.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended March 31, 2018, noninterest income comprised 17.4% of total revenues, compared with 17.9% for the same period in 2017. Despite recent downward trends in this ratio, management expects to see continued gradual improvement in future periods due to the implementation of new management strategies in the origination of residential real estate loans.

Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$12,371	$11,884	$487	4.1%
Net occupancy and equipment expense	3,251	3,304	(53)	(1.6)
Professional fees	794	1,022	(228)	(22.3)
Data processing expense	688	711	(23)	(3.2)
FDIC insurance expense	319	367	(48)	(13.1)
Amortization of intangible assets	657	849	(192)	(22.6)
Other operating expense	2,278	2,198	80	3.6
Total noninterest expense	$20,358	$20,335	$23	0.1%
Noninterest expense increased to $20.4 million for the three months ended March 31, 2018, consistent with the first quarter of 2017. With the exception of salaries and employee benefits and other operating expense, all noninterest expense items experienced a decrease due to a continued focus on expense reduction. Salaries and employee benefits increased $0.5 million, or 4.1%, from $11.9 million for the first quarter of 2017 to $12.4 million for the first quarter of 2018, primarily due to normal annual salary and personnel adjustments. Other operating expense for the first quarter of 2018 increased $0.1 million, or 3.6%, compared with the first quarter of 2017, primarily due to higher advertising expenses. Professional fees decreased $0.2 million, or 22.3%, for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017, amortization of intangible asset expense also decreased $0.2 million, or 22.6%, and net occupancy and equipment expense decreased $0.1 million, or 1.6%, to $3.2 million for the first quarter of 2018 compared to $3.3 million for the first quarter of 2017.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 20.3% for the first three months of 2018, and 27.4% for the first three months of 2017. Income tax expense decreased to $2.0 million in the first three months of 2018 compared with $2.5 million for the same period of 2017, primarily due to the reduction in the corporate federal income tax rate to 21% for 2018 compared to 35% for 2017 as a result of the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017. We expect the reduction in the federal corporate income tax rate to contribute to higher net income levels in future periods.

FINANCIAL CONDITION
Our total assets were $3.24 billion at March 31, 2018, an increase of $29.4 million, or 0.9%, from December 31, 2017. Loans increased $39.5 million, or 1.7%, from $2.29 billion at December 31, 2017 to $2.33 billion at March 31, 2018. This increase was partially offset by a decrease in cash and cash equivalents of $8.6 million, or 16.8%, between the two dates. Total deposits at March 31, 2018, were $2.63 billion, an increase of $26.6 million, or 1.0%, from December 31, 2017. The mix of deposits saw increases between December 31, 2017 and March 31, 2018 of $23.8 million, or 3.4%, in certificates of deposit, $12.1 million, or 1.0%, in interest-bearing checking deposits, and $2.5 million, or 1.2%, in savings deposits. These increases were partially offset by a decrease in non-interest-bearing demand deposits of $11.8 million, or 2.6%, between December 31, 2017 and March 31, 2018. Between December 31, 2017 and March 31, 2018, securities sold under agreements to repurchase declined $28.5 million, due to normal cash need fluctuations by customers, while federal funds purchased rose $24.6 million, to $25.6 million compared to $1.0 million. FHLB borrowings rose $8.0 million, or 7.0%, between the two dates. The overall increase in borrowings was the result of growth in the loan portfolio exceeding the increase in deposits. At March 31, 2018, long-term debt had an outstanding balance of $11.3 million, a decrease of $1.3 million, or 10.0%, from December 31, 2017, due to normal scheduled repayments.
Investment Securities
Investment securities totaled $640.7 million at March 31, 2018, or 19.8% of total assets, a decrease of $0.2 million, from $640.9 million, or 20.0% of total assets, as of December 31, 2017. A total of $446.1 million of the investment securities were classified as available for sale at March 31, 2018, compared to $445.3 million at December 31, 2017. As of March 31, 2018, the portfolio consisted mainly of obligations of states and political subdivisions (42.7%), mortgage-backed securities and collateralized mortgage obligations (37.6%), corporate debt securities (15.6%), and obligations of U.S. government agencies (4.0%). Investment securities held to maturity were $194.6 million at March 31, 2018, compared to $195.6 million at December 31, 2017, and equity securities were $2.8 million at March 31, 2018, compared to $2.3 million at December 31, 2017.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$111,975	4.8%	$105,512	4.6%
Commercial and industrial	513,778	22.1	503,624	22.0
Commercial real estate:
Construction and development	194,712	8.4	165,276	7.3
Farmland	87,030	3.7	87,868	3.8
Multifamily	126,802	5.5	134,506	5.9
Commercial real estate-other	789,902	34.0	784,321	34.3
Total commercial real estate	1,198,446	51.6	1,171,971	51.3
Residential real estate:
One- to four-family first liens	349,742	15.0	352,226	15.4
One- to four-family junior liens	116,187	5.0	117,204	5.1
Total residential real estate	465,929	20.0	469,430	20.5
Consumer	36,030	1.5	36,158	1.6
Total loans	$2,326,158	100.0%	$2,286,695	100.0%
Total loans (excluding loans held for sale) increased $39.5 million, or 1.7%, from $2.29 billion at December 31, 2017, to $2.33 billion at March 31, 2018. The mix of loans saw increases between December 31, 2017 and March 31, 2018, primarily concentrated in construction and development, commercial and industrial, agricultural, and commercial real estate-other. Decreases occurred in multifamily, residential real estate, farmland, and consumer loans. As of March 31, 2018, the largest category of loans was commercial real estate loans, comprising approximately 52% of the portfolio, of which 8% of total loans were construction and development, 6% of total loans were multifamily residential mortgages, and 4% of total loans were farmland. Commercial and industrial loans was the next largest category at 22% of total loans, followed by residential real estate loans at 20%, agricultural loans at 5%, and consumer loans at 2%. Included in these totals are $19.0 million, net of a discount of $1.5 million, or 0.8% of the total loan portfolio, in purchased credit impaired loans as a result of the merger between the Company and Central Bancshares, Inc. (“Central”) in 2015.
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
Premises and Equipment
As of March 31, 2018, premises and equipment totaled $77.6 million, an increase of $1.6 million, or 2.1%, from December 31, 2017. Normal depreciation expense of $1.0 million was offset by ongoing capital improvement projects, most notably the building of replacement branch locations in both South St. Paul, Minnesota and Naples, Florida.
Deposits
Total deposits as of March 31, 2018 were $2.63 billion, an increase of $26.6 million, or 1.0%, from December 31, 2017. Interest-bearing checking deposits were the largest category of deposits at March 31, 2018, representing approximately 47.1% of total deposits. Total interest-bearing checking deposits were $1.24 billion at March 31, 2018, an increase of $12.1 million, or 1.0%, from December 31, 2017. Included in interest-bearing checking deposits at March 31, 2018 were $18.3 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $29.6 million, or 61.9%, from $47.9 million at December 31, 2017. Non-interest bearing demand deposits were $450.2 million at March 31, 2018, a decrease of $11.8 million, or 2.6%, from $462.0 million at December 31, 2017. Savings deposits were $215.9 million at March 31, 2018, an increase of $2.5 million, or 1.2%, from $213.4 million at December 31, 2017. Total certificates of deposit were $725.6 million at March 31, 2018, up $23.8 million, or 3.4%, from $701.8 million at December 31, 2017. Included in total certificates of deposit at March 31, 2018 was $6.7 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $1.5 million, or 27.6%, from December 31, 2017. Based on recent experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity, as the interest rate environment begins to trend upward. Approximately 85.1% of our total deposits were considered “core” deposits as of March 31, 2018.

Goodwill and Other Intangible Assets
Goodwill was $64.7 million as of March 31, 2018, the same as at December 31, 2017. Other intangible assets decreased $0.6 million, or 5.5%, to $11.4 million at March 31, 2018 compared to $12.0 million at December 31, 2017, due to normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Debt
Federal Funds Purchased
Federal funds purchased were $25.6 million as of March 31, 2018, compared with $1.0 million as of December 31, 2017, an increase of $24.6 million. Federal funds purchased are used to meet routine liquidity requirements, and fluctuations in the federal funds position of the Bank are to be expected. The principal function of these funds is to maintain short-term liquidity. See Note 8. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our federal funds purchased.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase declined $28.5 million, or 29.61%, to $67.7 million as of March 31, 2018, compared with $96.2 million s of December 31, 2017. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts. See Note 8. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our securities sold under agreements to repurchase.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $123.0 million as of March 31, 2018, compared with $115.0 million as of December 31, 2017, an increase of $8.0 million, or 7.0%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.8 million as of March 31, 2018, substantially unchanged from December 31, 2017. See Note 9. “Subordinated Notes Payable” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $11.3 million was outstanding as of March 31, 2018. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at March 31, 2018 and December 31, 2017:

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
March 31, 2018
Agricultural	$—	$2,502	$390	$2,892
Commercial and industrial	—	492	7,125	7,617
Commercial real estate:
Construction and development	—	—	186	186
Farmland	—	—	140	140
Multifamily	—	—	—	—
Commercial real estate-other	—	3,774	3,924	7,698
Total commercial real estate	—	3,774	4,250	8,024
Residential real estate:
One- to four- family first liens	103	687	1,312	2,102
One- to four- family junior liens	13	—	434	447
Total residential real estate	116	687	1,746	2,549
Consumer	—	—	55	55
Total	$116	$7,455	$13,566	$21,137

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
December 31, 2017
Agricultural	$—	$2,637	$168	$2,805
Commercial and industrial	—	1,450	7,124	8,574
Commercial real estate:
Construction and development	—	—	188	188
Farmland	—	—	386	386
Multifamily	—	—	—	—
Commercial real estate-other	—	4,028	5,279	9,307
Total commercial real estate	—	4,028	5,853	9,881
Residential real estate:
One- to four- family first liens	205	755	1,228	2,188
One- to four- family junior liens	2	—	346	348
Total residential real estate	207	755	1,574	2,536
Consumer	—	—	65	65
Total	$207	$8,870	$14,784	$23,861
Not included in the loans above as of March 31, 2018, were purchased credit impaired loans with an outstanding balance of $0.5 million.
Our nonperforming assets (which include nonperforming loans and OREO) totaled $22.1 million as of March 31, 2018, a decrease of $3.7 million, or 14.4%, from December 31, 2017. The balance of OREO at March 31, 2018 was $1.0 million, down $1.0 million, from $2.0 million of OREO at December 31, 2017. During the first three months of 2018, the Company had a net decrease of 10 properties in other real estate owned. All of the OREO property was acquired through foreclosures, and we are actively working to sell all properties held as of March 31, 2018. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans decreased from $23.9 million, or 1.04% of total loans, at December 31, 2017, to $21.1 million, or 0.91% of total loans, at March 31, 2018. At March 31, 2018, nonperforming loans consisted of $13.6 million in nonaccrual loans, $7.5 million in troubled debt restructures (“TDRs”) and $0.1 million in loans past due 90 days or more and still accruing interest.

This compares to nonaccrual loans of $14.8 million, TDRs of $8.9 million, and loans past due 90 days or more and still accruing interest of $0.2 million at December 31, 2017. Nonaccrual loans decreased $1.2 million between December 31, 2017, and March 31, 2018, which was primarily driven by net charge-offs of $0.2 million in the first three months of 2018 and $2.0 million of principal payments, partially offset by five loans being added in the first quarter of 2018 for $1.0 million. The balance of TDRs decreased $1.4 million between these two dates, primarily due to payments collected from TDR-status borrowers totaling $0.2 million, and five loans totaling $1.2 million moving to non-disclosed status. Loans 90 days past due and still accruing interest decreased $0.1 million between December 31, 2017, and March 31, 2018. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) decreased to $6.6 million at March 31, 2018, compared with $8.4 million at December 31, 2017. As of March 31, 2018, the allowance for loan losses was $29.7 million, or 1.28% of total loans, compared with $28.1 million, or 1.23% of total loans, at December 31, 2017. The allowance for loan losses represented 140.37% of nonperforming loans at March 31, 2018, compared with 117.59% of nonperforming loans at December 31, 2017. The Company had net loan charge-offs of $0.2 million in the three months ended March 31, 2018, or an annualized 0.04% of average loans outstanding, compared to net charge-offs of $0.7 million, or an annualized 0.13% of average loans outstanding, for the same period of 2017.
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
During the three months ended March 31, 2018, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
(in thousands)	2018	2017
Restructured Loans (TDRs):
In compliance with modified terms	$7,455	$8,870
Not in compliance with modified terms - on nonaccrual status or 90 days or more past due and still accruing interest	3,492	4,778
Total restructured loans	$10,947	$13,648
Allowance for Loan Losses
Our ALLL as of March 31, 2018 was $29.7 million, which was 1.28% of total loans and 1.42% of non-acquired loans as of that date. This compares with an ALLL of $28.1 million as of December 31, 2017, which was 1.23% of total loans and 1.39% of non-acquired loans as of that date. Gross charge-offs for the first three months of 2018 totaled $0.5 million, while there was $0.2 million in recoveries of previously charged-off loans. The increase in the allowance for loan losses was primarily due to loan growth (excluding loans held for sale) of $39.5 million for the three months ended March 31, 2018, combined with some indicated weakness in the agricultural sector. The ratio of annualized net loan charge offs to average loans for the first three months of 2018 was 0.04% compared to 0.51% for the year ended December 31, 2017. As of March 31, 2018, the ALLL was 140.4% of nonperforming loans compared with 117.6% as of December 31, 2017. Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2018, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first three months of 2018. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
Non-acquired loans with a balance of $2.03 billion at March 31, 2018, had $28.9 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.42%, compared to balances of

$1.96 billion and an allocated allowance for loan loss to non-acquired loan ratio of 1.39% at December 31, 2017. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At March 31, 2018
(dollars in thousands)	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$2,033,998	$—	$2,033,998	$28,943	1.42%	1.42%
Total Acquired Loans	299,757	7,597	292,160	728	0.24	2.78
Total Loans	$2,333,755	$7,597	$2,326,158	$29,671	1.28%	1.60%

	At December 31, 2017
(dollars in thousands)	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,964,047	$—	$1,964,047	$27,209	1.39%	1.39%
Total Acquired Loans	331,122	8,474	322,648	850	0.26	2.82
Total Loans	$2,295,169	$8,474	$2,286,695	$28,059	1.23%	1.59%
The Bank uses a rolling 20-quarter annual average historical net charge-off component for its ALLL calculation. One qualitative factor table is used for the entire bank. Differences in regional (Iowa, Minnesota/Wisconsin, Florida and Colorado) economic and business conditions are included in the qualitative factor narrative and the risk is spread over the entire loan portfolio. All pass rated loans, regardless of size, are allocated based on delinquency status. The Bank has streamlined the ALLL process for a number of low-balance loan types that do not have a material impact on the overall calculation, which are applied a reserve amount equal to the overall reserve calculated pursuant to applicable accounting standards to total loan calculated pursuant to applicable accounting standards. The guaranteed portion of any government guaranteed loan is included in the calculation and is reserved for according to the type of loan. Special mention/watch and substandard rated credits not individually reviewed for impairment are allocated at a higher amount due to the inherent risks associated with these types of loans. Special mention/watch risk rated loans (i.e. early stages of financial deterioration, technical exceptions, etc.) are reserved at a level that will cover losses above a pass allocation for loans that had a loss in the trailing 20-quarters in which the loan was risk-rated special mention/watch at the time of the loss. Substandard loans carry a greater risk than special mention/watch loans, and as such, this subset is reserved at a level that covers losses above a pass allocation for loans that had a loss in the trailing 20-quarters in which the loans was risk-rated substandard at the time of the loss. Classified and impaired loans are reviewed per the requirements of applicable accounting standards.
We currently track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At March 31, 2018, there were 23 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 138 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 4 of these equity loans and other financial institutions have the first lien on the remaining 134. Additionally, there were 169 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2018, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $341.4 million as of March 31, 2018, compared to $340.3 million as of December 31, 2017, an increase of $1.1 million, or 0.3%. This increase was primarily attributable to net income of $7.8 million for the first three months of 2018. This increase was partially offset by a $3.6 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale and the payment of $2.4 million in common stock dividends. In addition, there was a $0.5 million increase in treasury stock due to the repurchase of 33,998 shares of Company common stock at a cost of $1.1 million, partially offset by the issuance of 29,329 shares of Company common stock in connection with stock compensation plans, during the first three months of 2018. The total shareholders’ equity to total assets ratio was 10.53% at March 31, 2018, down from 10.59% at December 31, 2017. The tangible equity to tangible assets ratio (a non-GAAP financial measure) was 8.41% at March 31, 2018, compared with 8.44% at December 31, 2017. Book value was $27.95 per share at March 31,

2018, an increase from $27.85 per share at December 31, 2017. Tangible book value per share (a non-GAAP financial measure) was $21.81 at March 31, 2018, an increase from $21.67 per share at December 31, 2017.
Our Tier 1 capital to risk-weighted assets ratio was 10.88% as of March 31, 2018 and was 10.96% as of December 31, 2017. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2018, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
The Company and the Bank are subject to the Basel III regulatory capital reforms (the “Basel III Rules”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies). In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% of risk-weighted assets in 2017, was 1.875% of risk-weighted assets effective January 1, 2018, and further increases to the final level of 2.5% on January 1, 2019. At March 31, 2018, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 3.97%, while the Bank’s was 3.96%.
We have traditionally disclosed certain non-GAAP ratios and amounts to evaluate and measure our financial condition, including our Tier 1 capital to risk-weighted assets ratio and our Common Equity Tier 1 capital ratio to risk-weighted assets ratio. We believe these ratios provide investors with information regarding our financial condition and how we evaluate our financial condition internally. The following table provides a reconciliation of these non-GAAP measures to the most comparable GAAP equivalents.

	At March 31,	At December 31,
(in thousands)	2018	2017
Tier 1 capital
Total shareholders’ equity	$341,377	$340,304
Less: Net unrealized gains on securities available for sale	6,204	2,602
Disallowed Intangibles	(74,808)	(73,340)
Common equity tier 1 capital	$272,773	269,566
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,817	23,793
Tier 1 capital	$296,590	$293,359
Risk-weighted assets	$2,726,654	$2,677,721
Tier 1 capital to risk-weighted assets	10.88%	10.96%
Common Equity Tier 1 capital to risk-weighted assets	10.00%	10.07%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018
Consolidated:
Total capital/risk based assets	$326,261	11.97%	$269,257	9.875%	N/A	N/A
Tier 1 capital/risk based assets	296,590	10.88	214,724	7.875	N/A	N/A
Common equity tier 1 capital/risk based assets	272,773	10.00	173,824	6.375	N/A	N/A
Tier 1 capital/adjusted average assets	296,590	9.44	125,717	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$325,149	11.96%	$268,468	9.875%	$271,867	10.00%
Tier 1 capital/risk based assets	295,478	10.87	214,095	7.875	217,493	8.00
Common equity tier 1 capital/risk based assets	295,478	10.87	173,315	6.375	176,713	6.50
Tier 1 capital/adjusted average assets	295,478	9.42	125,501	4.000	156,876	5.00
At December 31, 2017
Consolidated:
Total capital/risk based assets	$321,459	12.00%	$247,689	9.250%	N/A	N/A
Tier 1 capital/risk based assets	293,359	10.96	194,135	7.250	N/A	N/A
Common equity tier 1 capital/risk based assets	269,566	10.07	153,969	5.750	N/A	N/A
Tier 1 capital/adjusted average assets	293,359	9.48	123,831	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$322,679	12.08%	$247,010	9.250%	$267,038	10.00%
Tier 1 capital/risk based assets	294,620	11.03	193,603	7.250	213,631	8.00
Common equity tier 1 capital/risk based assets	294,620	11.03	153,547	5.750	173,575	6.50
Tier 1 capital/adjusted average assets	294,620	9.53	123,678	4.000	154,598	5.00
* The ratios for December 31, 2017 include a capital conservation buffer of 1.25%, and the ratios for March 31, 2018 include a capital conservation buffer of 1.875%
On February 15, 2018, 32,460 restricted stock units were granted to certain officers of the Company. Additionally, during the first three months of 2018, 22,200 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,571 shares were surrendered by grantees to satisfy tax requirements, and no nonvested restricted stock units were forfeited. In the first three months of 2018, 9,700 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $42.4 million as of March 31, 2018, compared with $51.0 million as of December 31, 2017. Interest-bearing deposits in banks at March 31, 2018, were $2.5 million, a decrease of $3.0 million from $5.5 million at December 31, 2017. Investment securities classified as available for sale, totaling $446.1 million and $445.3 million as of March 31, 2018 and December 31, 2017, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of March 31, 2018 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2017 and March 31, 2018 were deposits, federal funds purchased, and FHLB borrowings. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can generally be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2018, we had $11.3 million of long-term debt outstanding to an unaffiliated banking organization. See Note 10. “Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.

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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of March 31, 2018, outstanding commitments to extend credit totaled approximately $539.8 million.
Commitments under standby and performance letters of credit outstanding totaled $9.4 million as of March 31, 2018. We do not anticipate any losses as a result of these transactions.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2018, there were approximately $0.9 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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

•	fluctuations in the value of our investment securities;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, trade and tax laws and regulations and their application by our regulators;

•	the ability to attract and retain key executives and employees experienced in banking and financial services;

•	the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;

•	our ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;

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

•
other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2017 and otherwise in our reports and filings with the Securities and Exchange Commission.

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

Net cash inflows from operating activities were $11.4 million in the first three months of 2018, compared with $18.2 million in the first three months of 2017. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $46.0 million in the first three months of 2018, compared to net cash outflows of $0.3 million in the comparable three-month period of 2017. In the first three months of 2018, investment securities transactions resulted in net cash outflows of $5.3 million, compared to inflows of $0.9 million during the same period of 2017. Net cash outflows related to the net increase in loans were $40.1 million for the first three months of 2018, compared with $0.7 million of net cash outflows for the same period of 2017.
Net cash inflows from financing activities in the first three months of 2018 were $26.0 million, compared with net cash outflows of $6.7 million for the same period of 2017. The largest financing cash inflows during the first three months ended March 31, 2018 were an increase of $26.6 million in deposits, an increase of $24.6 million in federal funds purchased, and a net increase of $8.0 million in FHLB borrowings. Uses of cash were a decrease of $28.5 million in securities sold under agreements to repurchase, $2.4 million to pay dividends, and $1.3 million of payments on long-term debt.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of March 31, 2018, the Bank had $123.0 million in outstanding FHLB borrowings, leaving $171.6 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2018.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2018, the Bank had municipal securities with an approximate market value of $12.7 million pledged for liquidity purposes, and had a borrowing capacity of $11.5 million.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between March 31, 2018 and December 31, 2017. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points, or an immediate increase of 100 basis points or 200 basis points (an immediate decrease of 200 basis points was considered unlikely in the current low interest rate environment):

	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
March 31, 2018
Dollar change	$(345)	$(54)	$(594)
Percent change	(0.3)%	(0.1)%	(0.6)%
December 31, 2017
Dollar change	$(729)	$55	$(361)
Percent change	(0.7)%	0.1%	(0.4)%
As of March 31, 2018, 37.3% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 64.2% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2017. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2018	—	$—	—	$5,000,000
February 1 - 28, 2018	24,400	31.75	24,400	4,225,343
March 1 - 31, 2018	9,598	31.98	9,598	3,918,396
Total	33,998	$31.81	33,998	$3,918,396

On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased $1.2 million of common stock since the plan was announced in July 2014. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $3.9 million remained available for possible future repurchases as of March 31, 2018.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 3, 2018	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ JAMES M. CANTRELL
James M. Cantrell
Vice President and Interim Chief Financial Officer
(Principal Financial Officer)