Form 10-Q
period 2018-06-30
MidWestOne Financial Group, Inc.
filed 2018-08-02
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 31, 2018, there were 12,221,107 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$41,547	$44,818
Interest-earning deposits in banks	1,717	5,474
Federal funds sold	—	680
Cash and cash equivalents	43,264	50,972
Investment securities:
Equity securities, at fair value	2,809	2,336
Debt securities available for sale, at fair value	438,312	445,324
Debt securities held to maturity (fair value of $188,407 as of June 30, 2018 and $194,343 as of December 31, 2017)	192,896	195,619
Loans held for sale	1,528	856
Loans held for investment, net of unearned income	2,364,035	2,286,695
Allowance for loan losses	(30,800)	(28,059)
Loans held for investment, net	2,333,235	2,258,636
Premises and equipment, net	78,106	75,969
Interest receivable	13,636	14,732
Goodwill	64,654	64,654
Other intangible assets, net	10,925	12,046
Bank-owned life insurance	60,209	59,831
Other real estate owned	676	2,010
Deferred income taxes, net	9,014	6,525
Other assets	27,013	22,761
Total assets	$3,276,277	$3,212,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$469,862	$461,969
Interest-bearing checking	1,183,384	1,228,112
Savings	216,866	213,430
Certificates of deposit under $100,000	341,584	324,681
Certificates of deposit $100,000 and over	392,505	377,127
Total deposits	2,604,201	2,605,319
Federal funds purchased	52,421	1,000
Securities sold under agreements to repurchase	75,046	96,229
Federal Home Loan Bank borrowings	143,000	115,000
Junior subordinated notes issued to capital trusts	23,841	23,793
Long-term debt	10,000	12,500
Deferred compensation liability	5,267	5,199
Interest payable	1,744	1,428
Other liabilities	14,556	11,499
Total liabilities	2,930,076	2,871,967
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at June 30, 2018 and December 31, 2017	$—	$—
Common stock, $1.00 par value; authorized 30,000,000 shares at June 30, 2018 and December 31, 2017; issued 12,463,481 shares at June 30, 2018 and December 31, 2017; outstanding 12,221,107 shares at June 30, 2018 and 12,219,611 shares at December 31, 2017	12,463	12,463
Additional paid-in capital	187,304	187,486
Treasury stock at cost, 242,374 shares as of June 30, 2018 and 243,870 shares as of December 31, 2017	(5,474)	(5,121)
Retained earnings	159,315	148,078
Accumulated other comprehensive income (loss)	(7,407)	(2,602)
Total shareholders' equity	346,201	340,304
Total liabilities and shareholders' equity	$3,276,277	$3,212,271
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest income:
Loans	$27,486	$25,650	$54,053	$49,929
Bank deposits	18	26	26	31
Federal funds sold	1	1	1	1
Taxable securities	2,940	2,590	5,828	5,308
Tax-exempt securities	1,528	1,587	3,057	3,152
Total interest income	31,973	29,854	62,965	58,421
Interest expense:
Interest on deposits:
Interest-bearing checking	1,291	912	2,376	1,710
Savings	63	51	126	102
Certificates of deposit under $100,000	1,134	886	2,129	1,745
Certificates of deposit $100,000 and over	1,521	995	2,914	1,912
Total interest expense on deposits	4,009	2,844	7,545	5,469
Federal funds purchased	211	25	336	71
Securities sold under agreements to repurchase	144	34	278	72
Federal Home Loan Bank borrowings	615	404	1,132	847
Other borrowings	4	3	6	6
Junior subordinated notes issued to capital trusts	307	240	565	461
Long-term debt	102	113	209	223
Total interest expense	5,392	3,663	10,071	7,149
Net interest income	26,581	26,191	52,894	51,272
Provision for loan losses	1,250	1,240	3,100	2,281
Net interest income after provision for loan losses	25,331	24,951	49,794	48,991
Noninterest income:
Trust, investment, and insurance fees	1,537	1,528	3,177	3,140
Service charges and fees on deposit accounts	1,158	1,257	2,326	2,540
Loan origination and servicing fees	906	718	1,847	1,520
Other service charges and fees	1,582	1,497	2,962	2,955
Bank-owned life insurance income	397	318	830	646
Gain on sale or call of debt securities available for sale	—	20	9	20
Gain (loss) on sale or call of debt securities held to maturity	(4)	—	(4)	43
Gain (loss) on sale of premises and equipment	(17)	8	(18)	6
Other gain (loss)	(72)	37	30	50
Total noninterest income	5,487	5,383	11,159	10,920
Noninterest expense:
Salaries and employee benefits	12,225	11,789	24,596	23,673
Occupancy and equipment, net	3,238	3,033	6,489	6,337
Professional fees	959	1,036	1,753	2,058
Data processing	691	548	1,379	1,259
FDIC insurance	392	352	711	719
Amortization of intangibles	589	804	1,246	1,653
Other	2,437	2,402	4,715	4,600
Total noninterest expense	20,531	19,964	40,889	40,299
Income before income tax expense	10,287	10,370	20,064	19,612
Income tax expense	2,131	3,136	4,115	5,665
Net income	$8,156	$7,234	$15,949	$13,947
Per share information:
Earnings per common share - basic	$0.67	$0.59	$1.31	$1.18
Earnings per common share - diluted	0.67	0.59	1.30	1.17
Dividends paid per common share	0.195	0.165	0.390	0.330
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$8,156	$7,234	$15,949	$13,947

Other comprehensive income, available for sale debt securities:
Unrealized holding gains (losses) arising during period	(1,628)	2,745	(6,416)	4,312
Reclassification adjustment for gains included in net income	—	(20)	(9)	(20)
Income tax (expense) benefit	425	(1,070)	1,677	(1,686)
Other comprehensive income (loss) on available for sale debt securities	(1,203)	1,655	(4,748)	2,606
Other comprehensive income (loss), net of tax	(1,203)	1,655	(4,748)	2,606
Comprehensive income	$6,953	$8,889	$11,201	$16,553
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	13,947	—	13,947
Issuance of common stock (750,000 shares), net of expenses of $1,328	—	750	23,610	—	—	—	24,360
Dividends paid on common stock ($0.33 per share)	—	—	—	—	(3,907)	—	(3,907)
Stock options exercised (8,250 shares)	—	—	(81)	172	—	—	91
Release/lapse of restriction on RSUs (26,875 shares)	—	—	(560)	453	—	—	(107)
Stock compensation	—	—	426	—	—		426
Other comprehensive income, net of tax	—	—	—	—	—	2,606	2,606
Balance at June 30, 2017	$—	$12,463	$187,062	$(5,141)	$147,015	$1,473	$342,872
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
Cumulative effect of changes in accounting principles(1)	—	—	—	—	57	(57)	—
Net income	—	—	—	—	15,949	—	15,949
Dividends paid on common stock ($0.39 per share)	—	—	—	—	(4,769)	—	(4,769)
Stock options exercised (9,700 shares)	—	—	(69)	204	—	—	135
Release/lapse of restriction on RSUs (28,525 shares)	—	—	(609)	525	—	—	(84)
Repurchase of common stock (33,998 shares)	—	—	—	(1,082)	—	—	(1,082)
Stock compensation	—	—	496	—	—	—	496
Other comprehensive loss, net of tax	—	—	—	—	—	(4,748)	(4,748)
Balance at June 30, 2018	$—	$12,463	$187,304	$(5,474)	$159,315	$(7,407)	$346,201
(1) Impact from adoption on January 1, 2018 of ASU 2016-01, 'Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$15,949	$13,947
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,100	2,281
Depreciation of premises and equipment	2,105	2,058
Amortization of other intangibles	1,246	1,653
Amortization of premiums and discounts on investment securities, net	492	650
(Gain) loss on sale of premises and equipment	18	(6)
Deferred income taxes	(803)	(554)
Excess tax benefit from share-based award activity	—	(91)
Stock-based compensation	496	426
Net losses on equity securities	23	—
Net gain on sale or call of debt securities available for sale	(9)	(20)
Net (gain) loss on sale or call of debt securities held to maturity	4	(43)
Net gain on sale of other real estate owned	(50)	(30)
Net gain on sale of loans held for sale	(802)	(799)
Writedown of other real estate owned	5	23
Origination of loans held for sale	(30,140)	(41,284)
Proceeds from sales of loans held for sale	30,270	44,688
Decrease in interest receivable	1,096	1,265
Increase in cash surrender value of bank-owned life insurance	(830)	(646)
Decrease in other assets	(4,252)	(935)
Increase in deferred compensation liability	68	44
Increase in interest payable, accounts payable, accrued expenses, and other liabilities	3,373	568
Net cash provided by operating activities	21,359	23,195
Cash flows from investing activities:
Purchases of equity securities	(505)	(2)
Proceeds from sales of debt securities available for sale	496	9,999
Proceeds from maturities and calls of debt securities available for sale	30,942	41,162
Purchases of debt securities available for sale	(31,194)	(12,839)
Proceeds from sales of debt securities held to maturity	—	1,153
Proceeds from maturities and calls of debt securities held to maturity	3,132	2,998
Purchase of debt securities held to maturity	(553)	(18,292)
Net increase in loans	(78,203)	(34,188)
Purchases of premises and equipment	(4,212)	(1,697)
Proceeds from sale of other real estate owned	1,883	825
Proceeds from sale of premises and equipment	—	28
Proceeds of principal and earnings from bank-owned life insurance	452	—
Payments to acquire intangible assets	(125)	—
Net cash used in investing activities	(77,887)	(10,853)
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,118)	13,261
Increase in federal funds purchased	51,421	9,635
Decrease in securities sold under agreements to repurchase	(21,183)	(22,005)
Proceeds from Federal Home Loan Bank borrowings	85,000	50,000
Repayment of Federal Home Loan Bank borrowings	(57,000)	(75,000)
Proceeds from stock options exercised	135	1
Excess tax benefit from share-based award activity	—	91
Taxes paid relating to net share settlement of equity awards	(84)	(108)
Payments on long-term debt	(2,500)	(2,500)
Dividends paid	(4,769)	(3,907)
Proceeds from issuance of common stock	—	25,688
Payment of stock issuance costs	—	(1,328)
Repurchase of common stock	(1,082)	—
Net cash provided by (used in) financing activities	48,820	(6,172)
Net increase (decrease) in cash and cash equivalents	(7,708)	6,170
Cash and cash equivalents at beginning of period	50,972	43,228
Cash and cash equivalents at end of period	$43,264	$49,398

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,755	$7,070
Cash paid during the period for income taxes	$1,710	$5,975
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$504	$207
Transfer due to adoption of ASU 2016-01, equity securities fair value adjustment, reclassification from AOCI to Retained Earnings, net of tax	$57	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, filed with the Securities and Exchange Commission (SEC) on March 1, 2018, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017, and the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2018 may not be indicative of results for the year ending December 31, 2018, or for any other period.
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

2.    Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (Topic 606). Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, service charges on deposit accounts, sales of other real estate, and debit card interchange fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on its evaluation, the Company determined that ASU 2014-09 also did not materially change the method in which the Company currently recognizes costs for these revenue streams. The Company adopted this update on January 1, 2018, utilizing the modified retrospective transition method. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 14 “Revenue Recognition” for more information.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) require changes to current methodologies of determining these values, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018. With the elimination of the classification of available for sale equity securities, the net unrealized gain or loss on these securities that had been included in accumulated other comprehensive income at December 31, 2017, in the amount of $57,000, has been transferred to retained earnings, as shown in the Consolidated Statement of Shareholders’ Equity. Changes in the fair value of equity securities with readily determinable fair values are now reflected in the noninterest income portion of the Consolidated Statements of Income, in the other gains (losses) line item. In accordance with the ASU requirements, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion. See Note 13. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements.

Accounting Guidance Pending Adoption at June 30, 2018
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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering current expected credit losses (CECL), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current available for sale (AFS) security other-than-temporary impairment (OTTI) model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the allowance for loan losses upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has completed viewing demonstrations of the capabilities of outside vendor software systems, and is currently evaluating the ability of these systems to meet the processing necessary to support the data collection, retention, and disclosure requirements of the Company in implementation of the new standard.

3.    Investment Securities
The amortized cost and fair value of debt securities available for sale, with gross unrealized gains and losses, were as follows:

	As of June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$5,594	$—	$51	$5,543
State and political subdivisions	140,935	1,321	541	141,715
Mortgage-backed securities	55,864	128	1,622	54,370
Collateralized mortgage obligations	179,862	7	7,859	172,010
Corporate debt securities	66,080	17	1,423	64,674
Total	$448,335	$1,473	$11,496	$438,312

	As of December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$15,716	$—	$90	$15,626
State and political subdivisions	139,561	2,475	197	141,839
Mortgage-backed securities	48,744	181	428	48,497
Collateralized mortgage obligations	173,339	29	5,172	168,196
Corporate debt securities	71,562	31	427	71,166
Total	$448,922	$2,716	$6,314	$445,324

The amortized cost and fair value of debt securities held to maturity, with gross unrealized gains and losses, were as follows:

	As of June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$125,948	$289	$3,063	$123,174
Mortgage-backed securities	11,586	2	472	11,116
Collateralized mortgage obligations	20,243	—	1,020	19,223
Corporate debt securities	35,119	264	489	34,894
Total	$192,896	$555	$5,044	$188,407

	As of December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$10,049	$—	$—	$10,049
State and political subdivisions	126,413	804	1,631	125,586
Mortgage-backed securities	1,906	4	13	1,897
Collateralized mortgage obligations	22,115	—	707	21,408
Corporate debt securities	35,136	548	281	35,403
Total	$195,619	$1,356	$2,632	$194,343

Investment securities with a carrying value of $235.2 million and $237.4 million at June 30, 2018 and December 31, 2017, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
As of June 30, 2018, the Company owned $0.4 million of equity securities in banks and financial service-related companies, and $2.4 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Prior to January 1, 2018, we accounted for our marketable equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive income on the balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized in noninterest income. Effective with the January 1, 2018 adoption of ASU 2016-01, both the realized and unrealized net gains and losses on equity securities are required to be recognized in the statement of income. A breakdown between net realized and unrealized gains and losses is provided later in this financial statement footnote. These net changes are included in the other gains line item in the noninterest income section of the Consolidated Statements of Income.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of June 30, 2018 and December 31, 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to securities with gross unrealized losses as of June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$5,543	$51	$—	$—	$5,543	$51
State and political subdivisions	73	35,538	471	2,757	70	38,295	541
Mortgage-backed securities	27	53,518	1,447	6,176	175	59,694	1,622
Collateralized mortgage obligations	43	46,904	958	120,274	6,901	167,178	7,859
Corporate debt securities	12	54,441	1,183	8,440	240	62,881	1,423
Total	157	$195,944	$4,110	$137,647	$7,386	$333,591	$11,496

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$15,626	$90	$—	$—	$15,626	$90
State and political subdivisions	34	11,705	167	1,800	30	13,505	197
Mortgage-backed securities	20	37,964	359	3,961	69	41,925	428
Collateralized mortgage obligations	35	37,881	489	122,757	4,683	160,638	5,172
Corporate debt securities	12	55,340	298	8,778	129	64,118	427
Other equity securities	1	—	—	1,944	56	1,944	56
Total	105	$158,516	$1,403	$139,240	$4,967	$297,756	$6,370

		As of June 30, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	224	$49,218	$1,135	$27,690	$1,928	$76,908	$3,063
Mortgage-backed securities	6	10,203	438	841	34	11,044	472
Collateralized mortgage obligations	7	4,690	187	14,520	833	19,210	1,020
Corporate debt securities	7	12,882	318	2,724	171	15,606	489
Total	244	$76,993	$2,078	$45,775	$2,966	$122,768	$5,044

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	167	$33,237	$393	$25,843	$1,238	$59,080	$1,631
Mortgage-backed securities	4	349	2	887	11	1,236	13
Collateralized mortgage obligations	7	5,221	90	16,168	617	21,389	707
Corporate debt securities	3	3,093	4	2,617	277	5,710	281
Total	181	$41,900	$489	$45,515	$2,143	$87,415	$2,632

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

At June 30, 2018 and December 31, 2017, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At June 30, 2018, approximately 55% of the municipal bonds held by the Company were Iowa-based, and approximately 22% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2018 and December 31, 2017.
At June 30, 2018 and December 31, 2017, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment in the corporate bond portfolio.
It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of income.
Unless certain conditions are met, investment securities classified as held to maturity may not be sold without calling into question the Company’s intent to hold other debt securities so classified (“tainting”). One acceptable condition, outlined in Accounting Standards Codification 320-10-25-6(a), is the significant deterioration of an issuer’s creditworthiness. During the first quarter of 2017, $1.2 million of debt securities from a single issuer in the state and political subdivisions category were identified by the Company as having an elevated level of credit risk and were internally classified as “watch.” Given the significant deterioration of the issuer’s creditworthiness, the Company sold the debt securities in March 2017. The Company believes the sale was in accordance with applicable accounting guidance and did not taint the remainder of the held to maturity portfolio.
The contractual maturity distribution of investment debt securities at June 30, 2018, is summarized as follows:

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$39,542	$39,518	$520	$521
Due after one year through five years	107,415	106,371	23,357	23,016
Due after five years through ten years	62,298	62,685	94,804	93,529
Due after ten years	3,354	3,358	42,386	41,002
Debt securities without a single maturity date	235,726	226,380	31,829	30,339
Total	$448,335	$438,312	$192,896	$188,407

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments due to sale or call, including impairment losses for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Debt securities available for sale:
Gross realized gains	$—	$20	9	20
Gross realized gain	$—	$20	$9	$20
Debt securities held to maturity:
Gross realized gains	$—	$—	$—	$43
Gross realized losses	(4)	—	(4)	—
Gross realized gain (loss)	$(4)	$—	$(4)	$43

The following tables present the net gains and losses on equity investments during the three and six months ended June 30, 2018, disaggregated into realized and unrealized gains and losses:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2018	2018
Net losses recognized	$(7)	$(23)
Less: Net gains and losses recognized due to sales	—	—
Unrealized losses on securities still held at the reporting date	$(7)	$(23)

4.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of June 30, 2018 and December 31, 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$287	$3,093	$3,950	$163	$—	$7,493
Collectively evaluated for impairment	2,369	5,464	12,053	2,353	256	22,495
Purchased credit impaired loans	—	—	338	474	—	812
Total	$2,656	$8,557	$16,341	$2,990	$256	$30,800
Loans receivable
Individually evaluated for impairment	$8,056	$12,865	$20,477	$3,756	$—	$45,154
Collectively evaluated for impairment	95,373	499,438	1,209,911	459,045	36,936	2,300,703
Purchased credit impaired loans	—	54	13,506	4,618	—	18,178
Total	$103,429	$512,357	$1,243,894	$467,419	$36,936	$2,364,035

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$140	$1,126	$2,157	$226	$—	$3,649
Collectively evaluated for impairment	2,650	7,392	11,144	2,182	244	23,612
Purchased credit impaired loans	—	—	336	462	—	798
Total	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Loans receivable
Individually evaluated for impairment	$2,969	$9,734	$10,386	$3,722	$—	$26,811
Collectively evaluated for impairment	102,543	493,844	1,147,133	460,475	36,158	2,240,153
Purchased credit impaired loans	—	46	14,452	5,233	—	19,731
Total	$105,512	$503,624	$1,171,971	$469,430	$36,158	$2,286,695

As of June 30, 2018, the gross purchased credit impaired loans included above were $19.3 million, with a discount of $1.1 million.
Loans with unpaid principal in the amount of $476.8 million and $477.6 million at June 30, 2018 and December 31, 2017, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2018 and 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2018
Beginning balance	$3,153	$8,362	$14,997	$2,877	$282	$29,671
Charge-offs	(268)	(3)	—	(3)	(17)	(291)
Recoveries	9	103	40	15	3	170
Provision	(238)	95	1,304	101	(12)	1,250
Ending balance	$2,656	$8,557	$16,341	$2,990	$256	$30,800
2017
Beginning balance	$2,460	$6,021	$9,751	$3,764	$221	$22,217
Charge-offs	(347)	(464)	(45)	(52)	(135)	(1,043)
Recoveries	4	83	5	—	4	96
Provision	549	2,319	(698)	(1,062)	132	1,240
Ending balance	$2,666	$7,959	$9,013	$2,650	$222	$22,510

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2018 and 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	(268)	(90)	(264)	(107)	(38)	(767)
Recoveries	15	182	116	77	18	408
Provision	119	(53)	2,852	150	32	3,100
Ending balance	$2,656	$8,557	$16,341	$2,990	$256	$30,800
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Charge-offs	(884)	(529)	(106)	(80)	(160)	(1,759)
Recoveries	14	102	15	—	7	138
Provision	1,533	2,112	(756)	(728)	120	2,281
Ending balance	$2,666	$7,959	$9,013	$2,650	$222	$22,510

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

The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following table sets forth information on the Company’s TDRs by class of loan occurring during the stated periods:

	Three Months Ended June 30,
	2018			2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial real estate:
Farmland
Extended maturity date	1	$86	$86	2	$176	$176
Commercial real estate-other
Other	—	—	—	1	10,546	10,923
Total	1	$86	$86	3	$10,722	$11,099

	Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings(1):
Commercial and industrial
Extended maturity date	—	$—	$—	6	$2,037	$2,083
Commercial real estate:
Farmland
Extended maturity date	1	86	86	2	176	176
Commercial real estate-other
Extended maturity date	—	—	—	1	968	968
Other	—	—	—	1	10,546	10,923
Total	1	$86	$86	10	$13,727	$14,150

(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	—	$—	1	$550	—	$—	4	$1,504
Commercial real estate:
Commercial real estate-other
Extended maturity date	—	—	1	968	1	2,657	1	968
Total	—	$—	2	$1,518	1	$2,657	5	$2,472

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
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of June 30, 2018 and December 31, 2017:

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
June 30, 2018
Agricultural	$76,987	$17,723	$8,719	$—	$—	$103,429
Commercial and industrial	473,717	21,118	17,517	5	—	512,357
Commercial real estate:
Construction and development	203,880	1,216	1,173	—	—	206,269
Farmland	70,237	8,514	10,010	—	—	88,761
Multifamily	127,072	1,406	1,181	—	—	129,659
Commercial real estate-other	754,866	45,300	19,039	—	—	819,205
Total commercial real estate	1,156,055	56,436	31,403	—	—	1,243,894
Residential real estate:
One- to four- family first liens	340,610	3,104	6,567	—	—	350,281
One- to four- family junior liens	115,160	706	1,272	—	—	117,138
Total residential real estate	455,770	3,810	7,839	—	—	467,419
Consumer	36,772	133	3	28	—	36,936
Total	$2,199,301	$99,220	$65,481	$33	$—	$2,364,035

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
December 31, 2017
Agricultural	$80,377	$21,989	$3,146	$—	$—	$105,512
Commercial and industrial	453,363	23,153	27,102	6	—	503,624
Commercial real estate:
Construction and development	162,968	1,061	1,247	—	—	165,276
Farmland	76,740	10,357	771	—	—	87,868
Multifamily	131,507	2,498	501	—	—	134,506
Commercial real estate-other	731,231	34,056	19,034	—	—	784,321
Total commercial real estate	1,102,446	47,972	21,553	—	—	1,171,971
Residential real estate:
One- to four- family first liens	340,446	2,776	9,004	—	—	352,226
One- to four- family junior liens	114,763	952	1,489	—	—	117,204
Total residential real estate	455,209	3,728	10,493	—	—	469,430
Consumer	36,059	—	68	31	—	36,158
Total	$2,127,454	$96,842	$62,362	$37	$—	$2,286,695

Included within the special mention/watch, substandard, and doubtful categories at June 30, 2018 and December 31, 2017 are purchased credit impaired loans totaling $11.4 million and $12.6 million, respectively.
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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$6,307	$6,807	$—	$1,523	$2,023	$—
Commercial and industrial	4,162	4,528	—	7,588	7,963	—
Commercial real estate:
Construction and development	84	84	—	84	84	—
Farmland	6,532	6,532	—	287	287	—
Multifamily	823	823	—	—	—	—
Commercial real estate-other	6,602	7,111	—	5,746	6,251	—
Total commercial real estate	14,041	14,550	—	6,117	6,622	—
Residential real estate:
One- to four- family first liens	2,488	2,540	—	2,449	2,482	—
One- to four- family junior liens	302	302	—	26	26	—
Total residential real estate	2,790	2,842	—	2,475	2,508	—
Consumer	—	—	—	—	—	—
Total	$27,300	$28,727	$—	$17,703	$19,116	$—
With an allowance recorded:
Agricultural	$1,749	$1,754	$287	$1,446	$1,446	$140
Commercial and industrial	8,703	8,810	3,093	2,146	2,177	1,126
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	2,123	2,123	648	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	4,313	11,980	3,302	4,269	11,536	2,157
Total commercial real estate	6,436	14,103	3,950	4,269	11,536	2,157
Residential real estate:
One- to four- family first liens	966	966	163	979	979	185
One- to four- family junior liens	—	—	—	268	268	41
Total residential real estate	966	966	163	1,247	1,247	226
Consumer	—	—	—	—	—	—
Total	$17,854	$25,633	$7,493	$9,108	$16,406	$3,649
Total:
Agricultural	$8,056	$8,561	$287	$2,969	$3,469	$140
Commercial and industrial	12,865	13,338	3,093	9,734	10,140	1,126
Commercial real estate:
Construction and development	84	84	—	84	84	—
Farmland	8,655	8,655	648	287	287	—
Multifamily	823	823	—	—	—	—
Commercial real estate-other	10,915	19,091	3,302	10,015	17,787	2,157
Total commercial real estate	20,477	28,653	3,950	10,386	18,158	2,157
Residential real estate:
One- to four- family first liens	3,454	3,506	163	3,428	3,461	185
One- to four- family junior liens	302	302	—	294	294	41
Total residential real estate	3,756	3,808	163	3,722	3,755	226
Consumer	—	—	—	—	—	—
Total	$45,154	$54,360	$7,493	$26,811	$35,522	$3,649

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$6,037	$296	$1,192	$66	$4,422	$363	$1,216	$79
Commercial and industrial	3,954	98	4,787	67	3,465	144	4,143	90
Commercial real estate:
Construction and development	84	—	360	—	84	—	360	—
Farmland	5,242	185	1,686	36	3,494	234	2,073	69
Multifamily	825	20	—	—	550	30	—	—
Commercial real estate-other	5,693	130	3,118	71	5,394	177	3,040	103
Total commercial real estate	11,844	335	5,164	107	9,522	441	5,473	172
Residential real estate:
One- to four- family first liens	2,438	20	2,409	46	1,757	11	2,417	70
One- to four- family junior liens	297	—	13	—	288	—	13	—
Total residential real estate	2,735	20	2,422	46	2,045	11	2,430	70
Consumer	—	—	—	—	—	—	—	—
Total	$24,570	$749	$13,565	$286	$19,454	$959	$13,262	$411
With an allowance recorded:
Agricultural	$1,622	$57	$1,855	$53	$1,610	$71	$1,875	$67
Commercial and industrial	7,797	53	4,444	14	7,457	37	3,495	37
Commercial real estate:
Construction and development	—	—	809	—	—	—	832	—
Farmland	2,107	26	—	—	1,405	54	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	4,360	—	6,294	16	4,586	—	4,410	—
Total commercial real estate	6,467	26	7,103	16	5,991	54	5,242	—
Residential real estate:
One- to four- family first liens	969	18	1,372	17	972	27	1,389	26
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	969	18	1,372	17	972	27	1,389	26
Consumer	—	—	—	—	—	—	—	—
Total	$16,855	$154	$14,774	$100	$16,030	$189	$12,001	$130
Total:
Agricultural	$7,659	$353	$3,047	$119	$6,032	$434	$3,091	$146
Commercial and industrial	11,751	151	9,231	81	10,922	181	7,638	127
Commercial real estate:
Construction and development	84	—	1,169	—	84	—	1,192	—
Farmland	7,349	211	1,686	36	4,899	288	2,073	69
Multifamily	825	20	—	—	550	30	—	—
Commercial real estate-other	10,053	130	9,412	87	9,980	177	7,450	103
Total commercial real estate	18,311	361	12,267	123	15,513	495	10,715	172
Residential real estate:
One- to four- family first liens	3,407	38	3,781	63	2,729	38	3,806	96
One- to four- family junior liens	297	—	13	—	288	—	13	—
Total residential real estate	3,704	38	3,794	63	3,017	38	3,819	96
Consumer	—	—	—	—	—	—	—	—
Total	$41,425	$903	$28,339	$386	$35,484	$1,148	$25,263	$541

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at June 30, 2018 and December 31, 2017:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
June 30, 2018
Agricultural	$503	$—	$280	$783	$102,646	$103,429
Commercial and industrial	1,144	185	6,006	7,335	505,022	512,357
Commercial real estate:
Construction and development	11	—	83	94	206,175	206,269
Farmland	515	—	141	656	88,105	88,761
Multifamily	—	—	—	—	129,659	129,659
Commercial real estate-other	189	62	3,646	3,897	815,308	819,205
Total commercial real estate	715	62	3,870	4,647	1,239,247	1,243,894
Residential real estate:
One- to four- family first liens	1,412	1,170	872	3,454	346,827	350,281
One- to four- family junior liens	120	67	440	627	116,511	117,138
Total residential real estate	1,532	1,237	1,312	4,081	463,338	467,419
Consumer	56	23	19	98	36,838	36,936
Total	$3,950	$1,507	$11,487	$16,944	$2,347,091	$2,364,035

Included in the totals above are the following purchased credit impaired loans	$203	$160	$—	$363	$17,815	$18,178

December 31, 2017
Agricultural	$95	$118	$168	$381	$105,131	$105,512
Commercial and industrial	1,434	1,336	1,576	4,346	499,278	503,624
Commercial real estate:
Construction and development	57	97	82	236	165,040	165,276
Farmland	217	—	373	590	87,278	87,868
Multifamily	—	25	—	25	134,481	134,506
Commercial real estate-other	74	—	1,852	1,926	782,395	784,321
Total commercial real estate	348	122	2,307	2,777	1,169,194	1,171,971
Residential real estate:
One- to four- family first liens	3,854	756	1,019	5,629	346,597	352,226
One- to four- family junior liens	325	770	271	1,366	115,838	117,204
Total residential real estate	4,179	1,526	1,290	6,995	462,435	469,430
Consumer	79	15	29	123	36,035	36,158
Total	$6,135	$3,117	$5,370	$14,622	$2,272,073	$2,286,695

Included in the totals above are the following purchased credit impaired loans	$164	$756	$553	$1,473	$18,258	$19,731

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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
Agricultural	$255	$52	$168	$—
Commercial and industrial	6,790	—	7,124	—
Commercial real estate:
Construction and development	102	—	188	—
Farmland	278	—	386	—
Multifamily	—	—	—	—
Commercial real estate-other	4,001	—	5,279	—
Total commercial real estate	4,381	—	5,853	—
Residential real estate:
One- to four- family first liens	1,085	60	1,228	205
One- to four- family junior liens	493	39	346	2
Total residential real estate	1,578	99	1,574	207
Consumer	63	—	65	—
Total	$13,067	$151	$14,784	$207

Not included in the loans above as of June 30, 2018 and December 31, 2017 were purchased credit impaired loans with an outstanding balance of $0.3 million and $0.7 million, net of a discount of $0.1 million and $0.1 million, respectively.
As of June 30, 2018, the Company had $0.3 million in commitments to lend additional funds to borrowers who have a TDR.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$608	$1,633	$840	$1,961
Accretion	(373)	(475)	(650)	(891)
Reclassification from nonaccretable difference	76	213	121	301
Balance at end of period	$311	$1,371	$311	$1,371

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
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loans and borrowings.

The following table presents the total notional and gross fair value of the Company’s derivatives as of June 30, 2018 and December 31, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets.

	As of June 30, 2018			As of December 31, 2017
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$5,605	$—	$26	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	10,720	113	132	—	—	—

Derivatives Designated as Hedging Instruments
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
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(in thousands)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value hedges are recorded	$(1)	$—	$—	$—	$(1)	$—	$—	$—

The effects of fair value hedging:
Loss on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	135	—	—	—	135	—	—	—
Derivative designated as hedging instruments	(136)	—	—	—	(136)	—	—	—

As of June 30, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$5,630	$25

Derivatives Not Designated as Hedging Instruments
The Company enters into interest rate derivatives, including interest rate swaps with its customers, to allow them to hedge against the risk of rising interest rates by providing fixed rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties, with one designated as a central counterparty. As of June 30, 2018, the total amount of interest rate swaps, including mirrored transactions with institutional counterparties and the Company’s customers, totaled $5.4 million for derivatives that were in an asset valuation position, and $5.4 million for derivatives that were in a liability valuation position. As of December 31, 2017, the total notional amounts of interest rate swaps, including mirrored transactions with institutional counterparties and the Company’s customers, totaled zero for derivatives that were in an asset valuation position, and zero for derivatives that were in a liability valuation position. The fair value of interest rate swaps with institutional counterparties and the Company’s customers amounted to a $0.1 million asset and a $0.1 million liability, as of June 30, 2018. The fair value of interest rate swaps with institutional counterparties and the Company’s customers amounted to a zero asset and a zero liability, as of December 31, 2017.
The following table presents the net gains (losses) recognized on the Consolidated Statements of Income related to the derivatives not designated as hedging instruments for the three and six months ended June 30, 2018 and June 30, 2017:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2018	2017	2018	2017
Interest rate swaps	Other gain (loss)	$(19)	$—	$(19)	$—

Offsetting of Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of June 30, 2018
Asset Derivatives	$113	$—	$113	$—	$—	$113

Liability Derivatives	(158)	—	(158)	—	—	(158)

As of December 31, 2017
Derivatives	—	—	—	—	—	—

Liability Derivatives	—	—	—	—	—	—

Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its derivative counterparty.The Company has an agreement with its derivative counterparty that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparty that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
As of June 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $163,000. As of June 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $163,000.

6.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the six months ended June 30, 2018. The carrying amount of goodwill was $64.7 million at June 30, 2018, the same as at December 31, 2017.
During the second quarter of 2018, the Company recognized a $125,000 customer list intangible due to the purchase of a registered investment adviser in the Denver, Colorado, area.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the six months ended June 30, 2018:

(in thousands)	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
June 30, 2018
Balance, beginning of period	$148	$4,011	$7,040	$744	$103	$12,046
Finite-lived intangible assets acquired	—	—	—	—	125	125
Amortization expense	(19)	(1,119)	—	(97)	(11)	(1,246)
Balance at end of period	$129	$2,892	$7,040	$647	$217	$10,925

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$455	$28,401
Accumulated amortization	(1,191)	(15,314)	—	(733)	(238)	(17,476)
Net book value	$129	$2,892	$7,040	$647	$217	$10,925

7.    Other Assets
The components of the Company’s other assets were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank Stock	$14,748	$11,324
Prepaid expenses	1,954	2,992
Mortgage servicing rights	2,589	2,316
Federal & state income taxes receivable, current	—	3,120
Accounts receivable & other miscellaneous assets	7,722	3,009
	$27,013	$22,761

The Bank is a member of the FHLB of Des Moines, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB. No impairment was recorded on FHLB stock in the six months ended June 30, 2018 or in the year ended December 31, 2017.
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

8.    Short-Term Borrowings
Short-term borrowings were as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	2.10%	$52,421	1.77%	$1,000
Securities sold under agreements to repurchase	0.91	75,046	0.71	96,229
Total	1.40%	$127,467	0.73%	$97,229

At June 30, 2018 and December 31, 2017, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.4 million as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the Bank had municipal securities pledged with a market value of $12.7 million and $12.8 million, respectively, to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks as well as the FHLB. As of June 30, 2018 and December 31, 2017, there were $52.4 million and $1.0 million of borrowings through these correspondent bank federal funds agreements, respectively.
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
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in May 2018, and matures on April 30, 2019. The Company had no balance outstanding under this agreement as of June 30, 2018.

9.    Junior Subordinated Notes Issued to Capital Trusts
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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2018 and December 31, 2017:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				6/30/2018
June 30, 2018
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,702	Three-month LIBOR + 3.50%	5.84%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,675	Three-month LIBOR + 2.15%	4.49%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	3.93%	12/15/2037	12/15/2012
Total	$24,743	$23,841

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2017
December 31, 2017
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,674	Three-month LIBOR + 3.50%	5.09%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,655	Three-month LIBOR + 2.15%	3.82%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	3.18%	12/15/2037	12/15/2012
Total	$24,743	$23,793
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

10.    Federal Home Loan Bank Borrowings and Long-Term Debt
Federal Home Loan Bank borrowings and long-term debt were as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	2.12%	$143,000	1.72%	$115,000
Note payable to unaffiliated bank	3.75	10,000	3.32	12,500
Total	2.23%	$153,000	1.88%	$127,500

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
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of June 30, 2018, $10.0 million of that note was outstanding.

11.    Income Taxes
Income tax expense for the three and six months ended June 30, 2018 and 2017 was less than the amount computed by applying the maximum effective federal income tax rate of 21% and 35%, respectively, to the income before income taxes, because of the following items:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$2,160	21.0%	$3,629	35.0%	$4,213	21.0%	$6,864	35.0%
Tax-exempt interest	(501)	(4.9)	(795)	(7.7)	(991)	(4.9)	(1,581)	(8.1)
Bank-owned life insurance	(82)	(0.8)	(110)	(1.1)	(173)	(0.9)	(225)	(1.1)
State income taxes, net of federal income tax benefit	566	5.5	443	4.3	1,095	5.4	848	4.3
General business credits	7	(1.0)	(19)	(0.2)	(40)	(0.7)	(40)	(0.2)
Other	(19)	0.9	(12)	(0.1)	11	0.6	(201)	(1.0)
Total income tax expense	$2,131	20.7%	$3,136	30.2%	$4,115	20.5%	$5,665	28.9%

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared or analyzed sufficiently to complete its accounting for the effect of the changes in Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). During the first quarter of 2018, the income tax expense recorded during the fourth quarter of 2017 was determined to be final.

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
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings per common share computation
Numerator:
Net income	$8,156	$7,234	$15,949	$13,947
Denominator:
Weighted average shares outstanding	12,218,240	12,200,689	12,220,453	11,855,108
Basic earnings per common share	$0.67	$0.59	$1.31	$1.18

Diluted earnings per common share computation
Numerator:
Net income	$8,156	$7,234	$15,949	$13,947
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	12,229,940	12,219,238	12,235,405	11,878,315
Diluted earnings per common share	$0.67	$0.59	$1.30	$1.17

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
Other Real Estate Owned (“OREO”) - OREO represents property acquired through foreclosures and settlements of loans. Property acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than every 18 months. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and the collateral underlying such loans, resulting in a Level 3 classification for inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. The assets and liabilities are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at June 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,543	$—	$5,543	$—
State and political subdivisions	141,715	—	141,715	—
Mortgage-backed securities	54,370	—	54,370	—
Collateralized mortgage obligations	172,010	—	172,010	—
Corporate debt securities	64,674	—	64,674	—
Total available for sale debt securities	$438,312	$—	$438,312	$—
Derivatives	$113	$—	$113	$—

Liabilities:
Derivatives	$158	$—	$158	$—

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$15,626	$—	$15,626	$—
State and political subdivisions	141,839	—	141,839	—
Mortgage-backed securities	48,497	—	48,497	—
Collateralized mortgage obligations	168,196	—	168,196	—
Corporate debt securities	71,166	—	71,166	—
Total available for sale debt securities	$445,324	$—	$445,324	$—

There were no transfers of assets between Level 3 of the fair value hierarchy during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

Changes in the fair value of available for sale debt securities are included in other comprehensive income, and changes in the fair value of equity securities are included in noninterest income.
The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of June 30, 2018 and December 31, 2017, as more fully described above.

	Fair Value Measurement at June 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$6,169	$—	$—	$6,169
Other real estate owned	$676	$—	$—	$676

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,927	$—	$—	$3,927
Other real estate owned	$2,010	$—	$—	$2,010

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at June 30, 2018, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2018	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans	$6,169	Modified appraised value	Third party appraisal	NM *	-	NM *	NM *
			Appraisal discount	NM *	-	NM *	NM *
Other real estate owned	$676	Modified appraised value	Third party appraisal	NM *	-	NM *	NM *
			Appraisal discount	NM *	-	NM *	NM *
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

Due to the adoption of ASU 2016-01 as of January 1, 2018, the estimated fair value amounts shown for December 31, 2017 are not comparable to those for June 30, 2018, due to a change in the required methodology (“exit price” only) for determining current estimated fair value. The carrying amount and estimated fair value of financial instruments not carried at fair value, at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$43,264	$43,264	$43,264	$—	$—
Investment securities:
Equity securities	2,809	2,809	2,809	—	—
Debt securities available for sale	438,312	438,312	—	438,312	—
Debt securities held to maturity	192,896	188,407	—	188,407	—
Total investment securities	634,017	629,528	2,809	626,719	—
Loans held for sale	1,528	1,548	—	1,548	—
Loans held for investment, net	2,333,235	2,268,777	—	—	2,268,777
Interest receivable	13,636	13,636	13,636	—	—
Federal Home Loan Bank stock	14,748	14,748	—	14,748	—
Derivative assets	113	113	—	113	—
Financial liabilities:
Deposits:
Non-interest bearing demand	469,862	469,862	469,862	—	—
Interest-bearing checking	1,183,384	1,183,384	1,183,384	—	—
Savings	216,866	216,866	216,866	—	—
Certificates of deposit under $100,000	341,584	336,859	—	336,859	—
Certificates of deposit $100,000 and over	392,505	388,913	—	388,913	—
Total deposits	2,604,201	2,595,884	1,870,112	725,772	—
Federal funds purchased and securities sold under agreements to repurchase	127,467	127,467	127,467	—	—
Federal Home Loan Bank borrowings	143,000	141,069	—	141,069	—
Junior subordinated notes issued to capital trusts	23,841	21,032	—	21,032	—
Long-term debt	10,000	10,000	—	10,000	—
Derivative liabilities	158	158	—	158	—

	December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,972	$50,972	$50,972	$—	$—
Investment securities:
Equity securities	2,336	2,336	2,336	—	—
Debt securities available for sale	445,324	445,324	—	445,324	—
Debt securities held to maturity	195,619	194,343	—	194,343	—
Total investment securities	643,279	642,003	2,336	639,667	—
Loans held for sale	856	871	—	—	871
Loans held for investment, net	2,258,636	2,256,726	—	2,256,726	—
Interest receivable	14,732	14,732	14,732	—	—
Federal Home Loan Bank stock	11,324	11,324	—	11,324	—
Financial liabilities:
Deposits:
Non-interest bearing demand	461,969	461,969	461,969	—	—
Interest-bearing checking	1,228,112	1,228,112	1,228,112	—	—
Savings	213,430	213,430	213,430	—	—
Certificates of deposit under $100,000	324,681	321,197	—	321,197	—
Certificates of deposit $100,000 and over	377,127	374,685	—	374,685	—
Total deposits	2,605,319	2,599,393	1,903,511	695,882	—
Federal funds purchased and securities sold under agreements to repurchase	97,229	97,229	97,229	—	—
Federal Home Loan Bank borrowings	115,000	114,945	—	114,945	—
Junior subordinated notes issued to capital trusts	23,793	19,702	—	19,702	—
Long-term debt	12,500	12,500	—	12,500	—
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
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time, and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

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
Gains/Losses on Sales of OREO
Gain or loss from the sale of OREO occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the six months ended June 30, 2018 and June 30, 2017 were not financed by the Bank.
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.
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

16.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2018, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2018 have been recognized in the consolidated financial statements for the three and six months ended June 30, 2018. Events or transactions that provided evidence about conditions that did not exist at June 30, 2018, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three and six months ended June 30, 2018.
In late July 2018, the Company recorded a writedown of approximately $0.5 million due to classifying a former branch facility as held for sale.
On July 17, 2018, the board of directors of the Company declared a cash dividend of $0.195 per share payable on September 17, 2018 to shareholders of record as of the close of business on September 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank. The Bank has office locations in central and east-central Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers. MidWestOne Insurance Services, Inc., a wholly-owned subsidiary of the Company, provides personal and business insurance services in Iowa. During the second quarter of 2018, the Company purchased a registered investment adviser in Denver, Colorado, which operates through the Bank.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017
Summary
For the quarter ended June 30, 2018, we earned net income of $8.2 million, which was an increase of $1.0 million from $7.2 million for the quarter ended June 30, 2017. The increase in net income was due primarily to a $1.0 million, or 32.0%, decrease in income tax expense, stemming from the reduction in the maximum corporate federal income tax rate to 21% for 2018 compared to 35% for 2017, a $0.4 million, or 1.5%, increase in net interest income, due primarily to a $1.8 million increase in interest and fees on loans, and an increase of $0.1 million, or 1.9%, in noninterest income. These increases were partially offset by an increase of $0.6 million, or 2.8%, in noninterest expense, due primarily to increased salaries and employee benefits of $0.4 million, or 3.7%. Both basic and diluted earnings per common share for the second quarter of 2018 were $0.67, versus $0.59 for the second quarter of 2017. Our annualized return on average assets for the second quarter of 2018 was 1.01% compared with 0.95% for the same period in 2017. Our annualized return on average shareholders’ equity was 9.55% for the three months ended June 30, 2018 compared with 8.58% for the three months ended June 30, 2017. The annualized return on average tangible equity was 12.91% for the second quarter of 2018 compared with 11.86% for the same period in 2017.
The following table presents selected financial results and measures as of and for the quarters ended June 30, 2018 and 2017.

	As of and for the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2018	2017
Net Income	$8,156	$7,234
Average Assets	3,246,302	3,056,740
Average Shareholders’ Equity	342,712	338,362
Return on Average Assets*	1.01%	0.95%
Return on Average Shareholders’ Equity*	9.55	8.58
Return on Average Tangible Equity*(1)	12.91	11.86
Total Equity to Assets (end of period)	10.57	11.09
Tangible Equity to Tangible Assets (end of period)(1)	8.48	8.86
Tangible Book Value per Share(1)	$22.22	$21.86
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity and the ratio of our tangible equity to tangible assets, as well as adjusted noninterest income as a percentage of total revenue, and tangible book value per share. We believe these financial measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally, such as presenting how management tracks adjusted noninterest income as a percentage of total revenue against its goal of 25%.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(dollars in thousands)	2018	2017
Net Income:
Net income	$8,156	$7,234
Plus: Intangible amortization, net of tax (1)	465	523
Adjusted net income	$8,621	$7,757
Average Tangible Equity:
Average total shareholders’ equity	$342,712	$338,362
Plus: Average deferred tax liability associated with intangibles	996	2,581
Less: Average intangibles, net of amortization	(75,780)	(78,554)
Average tangible equity	$267,928	$262,389
Return on Average Tangible Equity (annualized)	12.91%	11.86%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35%. for 2017.

	For the Three Months Ended June 30,
(dollars in thousands)	2018	2017
Adjusted Noninterest Income:
Noninterest income	$5,487	$5,383
Less: Gain on sale of debt securities available for sale	—	(20)
Loss on sale of held to maturity debt securities	4	—
Loss (gain) on sale of premises and equipment	17	(8)
Other (gain) loss	72	(37)
Adjusted noninterest income	$5,580	$5,318
Total Revenue:
Net interest income	$26,581	$26,191
Plus: Noninterest income	5,487	5,383
Less: Gain on sale of debt securities available for sale	—	(20)
Loss on sale of held to maturity debt securities	4	—
Loss (gain) on sale of premises and equipment	17	(8)
Other (gain) loss	72	(37)
Total Revenue	$32,161	$31,509
Adjusted Noninterest Income as a Percentage of Total Revenue(1)	17.4%	16.9%
(1) This measure tracks management’s strategic goal for this measure to be at 25%.

	As of June 30,
(dollars in thousands, except per share amounts)	2018	2017
Tangible Equity:
Total shareholders’ equity	$346,201	$342,872
Plus: Deferred tax liability associated with intangibles	924	2,432
Less: Intangible assets, net	(75,579)	(78,172)
Tangible equity	$271,546	$267,132
Tangible Assets:
Total assets	$3,276,277	$3,091,045
Plus: Deferred tax liability associated with intangibles	924	2,432
Less: Intangible assets, net	(75,579)	(78,172)
Tangible assets	$3,201,622	$3,015,305
Common shares outstanding	12,221,107	12,218,528
Tangible Book Value Per Share	$22.22	$21.86
Tangible Equity/Tangible Assets	8.48%	8.86%

Net Interest Income
Net interest income is the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is net interest income as a percentage of average earning assets.
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21% for 2018 and 35% for 2017. Tax-favorable assets generally have lower contractual yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Net interest income of $26.6 million for the second quarter of 2018 was up $0.4 million, or 1.5%, from $26.2 million for the second quarter of 2017, primarily due to an increase of $2.1 million, or 7.1%, in interest income. A 6 basis point decrease in loan yield was more than offset by a $171.4 million increase in average loan balances between the two periods. Merger-related discount accretion saw a decrease of $0.5 million to $0.8 million for the second quarter of 2018, with loan interest income increasing $1.8 million, or 7.2%, to $27.5 million for the second quarter of 2018 compared to the second quarter of 2017. Income from investment securities was $4.5 million for the second quarter of 2018, up from $4.2 million for the second quarter of 2017, which resulted from an increase of $13.0 million in the average balance, partially offset by a decrease of 15 basis points in the tax equivalent yield between the two comparable periods.

Interest expense increased $1.7 million, or 47.2%, to $5.4 million for the second quarter of 2018, compared to $3.7 million for the same period in 2017, primarily due to an increase in the cost of interest-bearing deposits of 19 basis points and an increase in the average balance of interest-bearing deposits of $128.8 million between the two periods. Interest expense on borrowed funds was $1.4 million for the second quarter of 2018, up from $0.8 million for the second quarter of 2017, an increase of $0.6 million, or 68.9%. This increase resulted from an increase of 38 basis points in cost, combined with a higher average balance of borrowed funds of $277.0 million for the second quarter of 2018 compared to $203.2 million for the same period last year, an increase of $73.8 million, or 36.3%, between the comparative periods.
Our net interest margin for the second quarter of 2018, calculated on a fully tax-equivalent basis, was 3.65%, or 26 basis points lower than the net interest margin of 3.91% for the second quarter of 2017. The yield on loans decreased 6 basis points and the yield on investment securities decreased by 15 basis points, primarily due to the reduction in the federal corporate income tax rate, resulting in the yield on interest-earning assets for the second quarter of 2018 being 6 basis points lower compared to the second quarter of 2017. The cost of deposits increased 19 basis points, primarily due to increased market interest rates, while the average cost of borrowings was higher by 38 basis points for the second quarter of 2018, compared to the second quarter of 2017, reflecting the increasing interest rate environment. We expect further net interest margin compression pressure in the future.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended June 30, 2018 and 2017, reported on a fully tax-equivalent basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Earning Assets:
Loans (1)(2)(3)	$2,337,216	$27,744	4.76%	$2,165,776	$26,052	4.82%
Investment securities:
Taxable investments	438,569	2,940	2.69	421,255	2,590	2.47
Tax exempt investments (2)	215,461	1,929	3.59	219,818	2,428	4.43
Total investment securities	654,030	4,869	2.99	641,073	5,018	3.14
Federal funds sold and interest-bearing balances	4,271	19	1.78	10,388	27	1.04
Total interest-earning assets	$2,995,517	$32,632	4.37%	$2,817,237	$31,097	4.43%

Cash and due from banks	35,761			34,992
Premises and equipment	78,013			74,944
Allowance for loan losses	(30,193)			(22,567)
Other assets	167,204			152,134
Total assets	$3,246,302			$3,056,740

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,431,642	$1,354	0.38%	$1,337,921	$963	0.29%
Certificates of deposit	721,293	2,655	1.48	686,238	1,881	1.01
Total deposits	2,152,935	4,009	0.75	2,024,159	2,844	0.56
Federal funds purchased and repurchase agreements	109,752	355	1.30	70,878	59	0.33
Federal Home Loan Bank borrowings	130,967	615	1.88	91,044	404	1.78
Long-term debt and other	36,321	413	4.56	41,318	356	3.46
Total borrowed funds	277,040	1,383	2.00	203,240	819	1.62
Total interest-bearing liabilities	$2,429,975	$5,392	0.89%	$2,227,399	$3,663	0.66%

Net interest spread(2)			3.48%			3.77%

Demand deposits	454,659			470,774
Other liabilities	18,956			20,205
Shareholders’ equity	342,712			338,362
Total liabilities and shareholders’ equity	$3,246,302			$3,056,740

Interest income/earning assets (2)	$2,995,517	$32,632	4.37%	$2,817,237	$31,097	4.43%
Interest expense/earning assets	$2,995,517	$5,392	0.72%	$2,817,237	$3,663	0.52%
Net interest margin (2)(4)		$27,240	3.65%		$27,434	3.91%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$258			$402
Securities		401			841
Total tax equivalent adjustment		659			1,243
Net Interest Income		$26,581			$26,191

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average earning assets and average interest-bearing liabilities during the three months ended June 30, 2018, compared to the same period in 2017, reported on a fully tax-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2018 Compared to 2017 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$3,708	$(2,016)	$1,692
Investment securities:
Taxable investments	111	239	350
Tax exempt investments	(47)	(452)	(499)
Total investment securities	64	(213)	(149)
Federal funds sold and interest-bearing balances	(73)	65	(8)
Change in interest income	3,699	(2,164)	1,535
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	72	319	391
Certificates of deposit	100	674	774
Total deposits	172	993	1,165
Federal funds purchased and repurchase agreements	47	249	296
Federal Home Loan Bank borrowings	187	24	211
Other long-term debt	(235)	292	57
Total borrowed funds	(1)	565	564
Change in interest expense	171	1,558	1,729
Increase in net interest income	$3,528	$(3,722)	$(194)
Percentage change in net interest income over prior period			(0.7)%
Interest income and fees on loans on a tax-equivalent basis in the second quarter of 2018 increased $1.7 million, or 6.5%, compared with the same period in 2017. This increase includes the effect of the merger-related discount accretion of $0.8 million on loans for the second quarter of 2018 compared to $1.3 million of merger-related discount accretion for the second quarter of 2017. Average loans were $171.4 million, or 7.9%, higher in the second quarter of 2018 compared with the second quarter of 2017, primarily resulting from new loan originations exceeding loan payments and payoffs. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was primarily the result of the increase in average balance of loans between the second quarter of 2018 and the comparative period in 2017. The effects of this increase were partially offset by a decrease in the average yield on loans from 4.82% in the second quarter of 2017 to 4.76% in the second quarter of 2018, which was primarily attributable to a decrease in purchase accounting adjustments and the reduction in the federal income tax rate. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $4.9 million in the second quarter of 2018 compared with $5.0 million for the same period of 2017. The tax-equivalent yield on our investment portfolio in the second quarter of 2018 decreased to 2.99% from 3.14% in the comparable period of 2017, primarily due to the impact of the reduction in the federal corporate income tax rate from 35% in 2017 to 21% in 2018. The average balance of investments in the second quarter of 2018 was $654.0 million compared with $641.1 million in the second quarter of 2017, an increase of $13.0 million, or 2.0%.
Interest expense on deposits increased $1.2 million, or 41.0%, to $4.0 million in the second quarter of 2018 compared with$2.8 million in the same period of 2017. The increased interest expense on deposits was primarily due to an increase of 19 basis points in the weighted average rate paid on interest-bearing deposits to 0.75% in the second quarter of 2018, compared with 0.56% in the second quarter of 2017. An increase in average balances of interest-bearing deposits for the second quarter of 2018 of $128.8 million compared with the same period in 2017, also contributed to increased expense on deposits. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.
Interest expense on borrowed funds of $1.4 million in the second quarter of 2018 was an increase of $0.6 million, or 68.9%, from $0.8 million in same period of 2017. Average borrowed funds for the second quarter of 2018 were $73.8 million higher compared with the same period in 2017. A higher level of borrowed funds, primarily due to the $39.9 million increase in the average level of FHLB borrowings combined with a $38.9 million increase in the average level of federal funds purchased, and repurchase agreements for the second quarter of 2018, compared to the same period in 2017, was enhanced by an increase in the weighted average rate on borrowed funds to 2.00% for the second quarter of 2018 compared with 1.62% for the second quarter of 2017.
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
We recorded a provision for loan losses of $1.2 million in the second quarter of 2018, approximately the same as for the second quarter of 2017. Net loans charged off in the second quarter of 2018 totaled $0.1 million, compared to $0.9 million net loans charged off in the second quarter of 2017. The Company’s provision in the second quarter of 2018 increased the allowance for loan losses to total non-acquired loans ratio to 1.43% as of June 30, 2018 (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Loan Losses). We determined an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of June 30, 2018; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods.
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
Noninterest Income

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,537	$1,528	$9	0.6%
Service charges and fees on deposit accounts	1,158	1,257	(99)	(7.9)
Loan origination and servicing fees	906	718	188	26.2
Other service charges and fees	1,582	1,497	85	5.7
Bank-owned life insurance income	397	318	79	24.8
Gain on sale or call of debt securities available for sale	—	20	(20)	NM
Loss on sale or call of debt securities held to maturity	(4)	—	(4)	NM
Gain (loss) on sale of premises and equipment	(17)	8	(25)	(312.5)
Other gain (loss)	(72)	37	(109)	(294.6)
Total noninterest income	$5,487	$5,383	$104	1.9%
Noninterest income as a % of total revenue*	17.4%	16.9%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income for the the second quarter of 2018 increased $0.1 million, or 1.9%, to $5.5 million from $5.4 million in the second quarter of 2017. The greatest increase was in loan origination and servicing fees, which increased $0.2 million, or 26.2%, from $0.7 million for the second quarter of 2017 to $0.9 million for the second quarter of 2018. This increase was primarily due to an increase in SBA loan sale premiums earned in the second quarter of 2018 compared to the same period in 2017, partially offset by a lower level of loans originated and sold on the secondary market in the second quarter of 2018 compared to the second quarter of 2017, a result of the general decrease in mortgage activity in the Company’s markets. Other service charges and fees increased $0.1 million, or 5.7%, to $1.6 million in the second quarter of 2018 from $1.5 million in the second quarter of 2017, primarily due to $0.1 million in origination fees on derivatives in the second quarter of 2018, compared to none in the same period last year. Bank-owned life insurance income increased $0.1 million, or 24.8%, due to the purchase of an additional $11.2 million of insurance in the fourth quarter of 2017. These increases were partially offset by a decrease in other gain (loss) of $0.1 million between the second quarter of 2018 and the second quarter of 2017, due primarily to increased losses on the sale of other real estate owned. Other gain (loss) represents gains and losses on the sale other real estate owned, derivatives, and other assets, and the mark-to-market of equity securities. Service charges and fees on deposit accounts decreased $0.1 million, or 7.9%, to $1.2 million for the second quarter of 2018, compared to $1.3 million for the second quarter of 2017, primarily due to decreased service charges on deposit accounts.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended June 30, 2018, noninterest income comprised 17.4% of total revenues, compared with 16.9% for the same period in 2017. Despite recent downward trends in this ratio, management expects to see gradual improvement in future periods due to the implementation of new management strategies in the origination of residential real estate loans.
Noninterest Expense

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$12,225	$11,789	$436	3.7%
Net occupancy and equipment expense	3,238	3,033	205	6.8
Professional fees	959	1,036	(77)	(7.4)
Data processing expense	691	548	143	26.1
FDIC insurance expense	392	352	40	11.4
Amortization of intangible assets	589	804	(215)	(26.7)
Other operating expense	2,437	2,402	35	1.5
Total noninterest expense	$20,531	$19,964	$567	2.8%
Noninterest expense for the second quarter of 2018 was $20.5 million, an increase of $0.6 million, or 2.8%, from $20.0 million for the second quarter of 2017. Salaries and employee benefits increased $0.4 million, or 3.7%, from $11.8 million for the second quarter of 2017 to $12.2 million for the second quarter of 2018, primarily due to normal annual salary and personnel adjustments. Occupancy and equipment expense, net, increased $0.2 million, or 6.8%, to $3.2 million for the second quarter of 2018 compared to $3.0 million for the second quarter of 2017, due primarily to increased software licensing expenses. In addition, data processing expense rose $0.1 million, or 26.1%, to $0.7 million for the second quarter of 2018, compared to $0.5 million for the second quarter of 2017, due mainly to higher financial services technology costs. Partially offsetting these increases, amortization of intangible asset expense decreased $0.2 million, or 26.7%, and professional fees decreased $0.1 million, or 7.4%, for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 20.7% for the second quarter of 2018, which was lower than the effective tax rate of 30.2% for the second quarter of 2017. Income tax expense was $2.1 million in the second quarter of 2018 compared to $3.1 million for the same period of 2017. The primary reason for the decrease in income tax expense was the reduction in the maximum corporate federal income tax rate to 21% for 2018 compared to 35% for 2017 as a result of the Tax Act enacted by the U.S. government on December 22, 2017. We expect the reduction in the federal corporate income tax rate to contribute to higher net income levels in future periods.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017
Summary
For the six months ended June 30, 2018, we earned net income of $15.9 million, compared with $13.9 million for the six months ended June 30, 2017, an increase of 14.4%. The increase in net income was due primarily to increased net interest income of $1.6 million, or 3.2%, for the first six months of 2018 compared with the same period of 2017. The Company also realized a $1.6 million decrease in income tax expense between the six months ended June 30, 2018 and the same period in 2017, primarily due to the reduction in the corporate federal income tax rate to 21% for 2018 compared to 35% for 2017. In addition, noninterest income increased $0.3 million, or 2.2% between the first six months of 2017 and the same period in 2018. These changes were partially offset by a $0.6 million, or 1.5%, increase in noninterest expense between the comparative six month periods. Basic and diluted earnings per common share for the first six months of 2018 were $1.31 and $1.30, respectively, compared with $1.18 and $1.17, respectively, for the first six months of 2017. Our annualized return on average assets for the first six months of 2018 was 1.00% compared with 0.92% for the same period in 2017. Our annualized return on average shareholders’ equity was 9.41% for the six months ended June 30, 2018 versus 8.70% for the six months ended June 30, 2017. The annualized return on average tangible equity was 12.81% for the first six months of 2018 compared with 12.25% for the same period in 2017.
The following table presents selected financial results and measures as of and for the six months ended June 30, 2018 and 2017.

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2018	2017
Net Income	$15,949	$13,947
Average Assets	3,231,320	3,058,069
Average Shareholders’ Equity	341,636	323,423
Return on Average Assets*	1.00%	0.92%
Return on Average Shareholders’ Equity*	9.41	8.70
Return on Average Tangible Equity*(1)	12.81	12.25
Total Equity to Assets (end of period)	10.57	11.09
Tangible Equity to Tangible Assets (end of period)(1)	8.48	8.86
Tangible Book Value per Share(1)	$22.22	$21.86
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity and the ratio of our tangible equity to tangible assets, as well as adjusted noninterest income as a percentage of total revenue, and tangible book value per share. We believe these financial measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally, such as presenting how management tracks adjusted noninterest income as a percentage of total revenue against its goal of 25%.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(dollars in thousands)	2018	2017
Net Income:
Net income	$15,949	$13,947
Plus: Intangible amortization, net of tax (1)	984	1,074
Adjusted net income	$16,933	$15,021
Average Tangible Equity:
Average total shareholders’ equity	$341,636	$323,423
Less: Average intangibles, net of amortization	(76,065)	(78,958)
Plus: Average deferred tax liability associated with intangibles	1,074	2,740
Average tangible equity	$266,645	$247,205
Return on Average Tangible Equity (annualized)	12.81%	12.25%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35%. for 2017.

	For the Six Months Ended June 30,
(dollars in thousands)	2018	2017
Adjusted Noninterest Income:
Noninterest income	$11,159	$10,920
Less: Gain on sale of debt securities available for sale	(9)	(20)
(Gain) loss on sale of held to maturity debt securities	4	(43)
(Gain) loss on sale of premises and equipment	18	(6)
Other gain	(30)	(50)
Adjusted noninterest income	$11,142	$10,801
Total Revenue:
Net interest income	$52,894	$51,272
Plus: Noninterest income	11,159	10,920
Less: Gain on sale of debt securities available for sale	(9)	(20)
(Gain) loss on sale of held to maturity debt securities	4	(43)
(Gain) loss on sale of premises and equipment	18	(6)
Other gain	(30)	(50)
Total Revenue	$64,036	$62,073
Adjusted Noninterest Income as a Percentage of Total Revenue(1)	17.4%	17.4%
(1) This measure tracks management’s strategic goal for this measure to be at 25%.

	As of June 30,
(dollars in thousands, except per share amounts)	2018	2017
Tangible Equity:
Total shareholders’ equity	$346,201	$342,872
Plus: Deferred tax liability associated with intangibles	924	2,432
Less: Intangible assets, net	(75,579)	(78,172)
Tangible equity	$271,546	$267,132
Tangible Assets:
Total assets	$3,276,277	$3,091,045
Plus: Deferred tax liability associated with intangibles	924	2,432
Less: Intangible assets, net	(75,579)	(78,172)
Tangible assets	$3,201,622	$3,015,305
Common shares outstanding	12,221,107	12,218,528
Tangible Book Value Per Share	$22.22	$21.86
Tangible Equity/Tangible Assets	8.48%	8.86%

Net Interest Income
Our net interest income for the six months ended June 30, 2018, was $52.9 million, up $1.6 million, or 3.2%, from $51.3 million for the six months ended June 30, 2017, primarily due to an increase of $4.5 million, or 7.8%, in interest income. Loan interest income increased $4.1 million, or 8.3%, to $54.1 million for the first six months of 2018 compared to the first six months of 2017, primarily due to a $157.8 million, or 7.3%, increase in the average balance of loans between the two periods. Loan interest income in 2018 also benefited from a 1 basis point increase in average loan yield, which included the effect of a decrease in the discount accretion, to $1.7 million for the six months ended June 30, 2018, compared to $2.5 million for the six months ended June 30, 2017. Interest income on investment securities rose $0.4 million, or 5.0%, to $8.9 million for the first six months of 2018 compared to the first six months of 2017 primarily due to an increase of $6.9 million in the average balance between the comparative periods. These income increases were partially offset by an increase of $2.9 million, or 40.9%, in interest expense, to $10.1 million for the six months ended June 30, 2018, compared to $7.2 million for the first six months of 2017. Interest expense on deposits increased $2.1 million, or 38.0%, to $7.6 million for the six months ended June 30, 2018 compared to $5.5 million for the six months ended June 30, 2017, as the average balance of interest-bearing deposits increased $126.6 million, or 6.3%, between the two periods, and the average rate paid on deposits increased from 0.55% to 0.71%. Interest expense related to borrowings rose $0.8 million, or 50.4%, between the two periods, primarily due to a 35 basis point increase in average rate for the first six months of 2018 compared to the same period of 2017.

The Company posted a net interest margin, calculated on a fully tax-equivalent basis, of 3.67% for the first six months of 2018, down 18 basis points from the net interest margin of 3.85% for the same period in 2017. For the first six months of 2018 compared with the same period of 2017, a 1 basis point increase in tax equivalent loan yields and a higher volume of average loans, coupled with a 17 basis point tax equivalent yield decrease on a higher average balance of investment securities, resulted in an overall 1 basis point decrease in the yield on earning assets. On the liability side of the balance sheet, a 32 basis point increase in the cost of certificates of deposit was due primarily to the increasing interest rate environment. This, combined with an increase in the cost of borrowed funds of 35 basis points, were the primary factors in a 20 basis point increase in the cost of interest-bearing liabilities.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the six months ended June 30, 2018 and 2017, reported on a fully tax-equivalent basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average Earning Assets:
Loans (1)(2)(3)	$2,321,189	$54,552	4.74%	$2,163,428	$50,734	4.73%
Investment securities:
Taxable investments	439,143	5,828	2.68	430,765	5,308	2.48
Tax exempt investments (2)	216,022	3,859	3.60	217,519	4,823	4.47
Total investment securities	655,165	9,687	2.98	648,284	10,131	3.15
Federal funds sold and interest-bearing balances	3,351	27	1.62	6,504	32	0.99
Total interest-earning assets	$2,979,705	$64,266	4.35%	$2,818,216	$60,897	4.36%

Cash and due from banks	35,576			35,031
Premises and equipment	77,487			74,960
Allowance for loan losses	(29,472)			(22,408)
Other assets	168,024			152,270
Total assets	$3,231,320			$3,058,069

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,422,543	$2,502	0.35%	$1,337,978	$1,812	0.27%
Certificates of deposit	719,811	5,043	1.41	677,811	3,657	1.09
Total deposits	2,142,354	7,545	0.71	2,015,789	5,469	0.55
Federal funds purchased and repurchase agreements	108,257	614	1.14	80,018	143	0.36
Federal Home Loan Bank borrowings	127,326	1,132	1.79	101,022	847	1.69
Long-term debt and other	36,936	780	4.26	41,938	690	3.32
Total borrowed funds	272,519	2,526	1.87	222,978	1,680	1.52
Total interest-bearing liabilities	$2,414,873	$10,071	0.84%	$2,238,767	$7,149	0.64%

Net interest spread(2)			3.51%			3.72%

Demand deposits	455,825			475,702
Other liabilities	18,986			20,177
Shareholders’ equity	341,636			323,423
Total liabilities and shareholders’ equity	$3,231,320			$3,058,069

Interest income/earning assets (2)	$2,979,705	$64,266	4.35%	$2,818,216	$60,897	4.36%
Interest expense/earning assets	$2,979,705	$10,071	0.68%	$2,818,216	$7,149	0.51%
Net interest margin (2)(4)		$54,195	3.67%		$53,748	3.85%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$499			$805
Securities		802			1,671
Total tax equivalent adjustment		1,301			2,476
Net Interest Income		$52,894			$51,272

(1)	Loan fees included in interest income are not material.
(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017.
(3)	Non-accrual loans have been included in average loans, net of unearned discount.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the six months ended June 30, 2018, compared to the same period in 2017, reported on a fully tax-equivalent basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2018 Compared to 2017 Change due to
(in thousands)	Volume	Rate/Yield	Net
Increase (decrease) in interest income:
Loans, tax equivalent	$3,710	$108	$3,818
Investment securities:
Taxable investments	101	419	520
Tax exempt investments	(33)	(931)	(964)
Total investment securities	68	(512)	(444)
Federal funds sold and interest-bearing balances	(38)	33	(5)
Change in interest income	3,740	(371)	3,369
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	121	569	690
Certificates of deposit	242	1,144	1,386
Total deposits	363	1,713	2,076
Federal funds purchased and repurchase agreements	66	405	471
Federal Home Loan Bank borrowings	232	53	285
Other long-term debt	(207)	297	90
Total borrowed funds	91	755	846
Change in interest expense	454	2,468	2,922
Change in net interest income	$3,286	$(2,839)	$447
Percentage change in net interest income over prior period			0.8%
Interest income and fees on loans on a tax-equivalent basis increased $3.8 million, or 7.5%, in the first six months of 2018 compared to the same period in 2017. This increase reflects the effect of the merger-related discount accretion for loans of $1.7 million in the first six months of 2018, compared to $2.5 million of discount accretion in the first six months of 2017. The increased income is mainly due to average loan balances increasing $157.8 million, or 7.3%, for the first six months of 2018 compared to the same period in 2017, primarily resulting from loan originations exceeding loan payments and payoffs. In addition to the effects of this increase in volume, a 1 basis point increase in yield on loans, from 4.73% in the first six months of 2017 to 4.74% in the same period of 2018, also contributed to the increased loan income. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $9.7 million in the first six months of 2018 compared with $10.1 million for the same period of 2017. The tax-equivalent yield on our investment portfolio for the first six months of 2018 decreased to 2.98% from 3.15% in the comparable period of 2017, primarily due to the impact of the reduction in the federal corporate income tax rate from 35% in 2017 to 21% in 2018. The average balance of investments in the first six months of 2018 was $655.2 million compared with $648.3 million in the first six months of 2017, an increase of $6.9 million, or 1.1%.
Interest expense on deposits was $7.6 million for the first six months of 2018 compared with $5.5 million for the same period in 2017. This increase was primarily due to the increase in general interest rates. Additionally, average interest-bearing deposits for the first six months of 2018 increased $126.6 million, or 6.3%, compared with the same period in 2017, due primarily to an increased focus by the Company on gathering new deposits. The weighted average rate paid on interest-bearing deposits was 0.71% for the first six months of 2018 compared with 0.55% for the first six months of 2017. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases begin to take hold in our market footprint.

Interest expense on borrowed funds in the first six months of 2018 was $2.5 million, compared with $1.7 million for the same period in 2017, an increase of $0.8 million, or 50.4%. Average borrowed funds for the first six months of 2018 were $49.5 million higher compared with the same period in 2017. The increase in the average level of FHLB borrowings of $26.3 million, or 26.0%, coupled with an increase in the average balance of federal funds purchased and repurchase agreements of $28.2 million, or 35.3%, was partially offset by a $5.0 million, or 11.9%, decrease in long-term debt and junior subordinated notes, all for the first six months of 2018 compared to the first six months of 2017. The weighted average rate on borrowed funds for the first six months of 2018 was 1.87%, an increase of 35 basis points from 1.52% for the first six months of 2017.
Provision for Loan Losses
We recorded a provision for loan losses of $3.1 million in the first six months of 2018, compared to $2.3 million for the same period of 2017, an increase of $0.8 million, or 35.9%. This increase was primarily due to loan growth (excluding loans held for sale) of $77.3 million for the six months ended June 30, 2018, compared to a $32.4 million increase in loans for the same period in 2017, combined with some continued indicated weakness in the agricultural sector. The Company’s provision in the second quarter of 2018 increased the allowance for loan losses to total non-acquired loans ratio to 1.43% (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Loan Losses). Net loans charged off in the first six months of 2018 totaled $0.4 million compared with $1.6 million in the first six months of 2017.
Noninterest Income

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Trust, investment, and insurance fees	$3,177	$3,140	$37	1.2%
Service charges and fees on deposit accounts	2,326	2,540	(214)	(8.4)
Loan origination and servicing fees	1,847	1,520	327	21.5
Other service charges and fees	2,962	2,955	7	0.2
Bank-owned life insurance income	830	646	184	28.5
Gain on sale or call of debt securities available for sale	9	20	(11)	(55.0)
Gain (loss) on sale or call of debt securities held to maturity	(4)	43	(47)	(109.3)
Gain (loss) on sale of premises and equipment	(18)	6	(24)	NM
Other gain (loss)	30	50	(20)	(40.0)
Total noninterest income	$11,159	$10,920	$239	2.2%
Adjusted noninterest income as a % of total revenue*	17.4%	17.4%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
In the first six months of 2018 total noninterest income increased $0.3 million, or 2.2%, to $11.2 million from $10.9 million during the same period of 2017. This increase was primarily due to loan origination and servicing fees, which increased $0.3 million, or 21.5%, between the comparative periods. This increase was primarily due to the recovery of interest and collection expenses on a charged-off loan in the amount of $0.2 million in the first quarter of 2018, partially offset by a lower level of loans originated and sold on the secondary market for the first six months of 2018 compared to the first six months of 2017, a result of the general decrease in mortgage activity in the Company’s markets. Bank-owned life insurance income increased $0.2 million between the comparative 2017 and 2018 periods due to the purchase of an additional $11.2 million of insurance in the fourth quarter of 2017. These increases were partially offset by a decrease of $0.2 million, or 8.4%, in service charges and fees on deposit accounts to $2.3 million for the first six months of 2018 compared with $2.5 million for the same period in 2017 primarily due to decreased service charges on demand deposit and money market accounts.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the six months ended June 30, 2018, noninterest income comprised 17.4% of total revenues, compared with 17.4% for the same period in 2017. Despite recent downward trends in this ratio, management expects to see continued gradual improvement in future periods due to the implementation of new management strategies in the origination of residential real estate loans.

Noninterest Expense

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$24,596	$23,673	$923	3.9%
Net occupancy and equipment expense	6,489	6,337	152	2.4
Professional fees	1,753	2,058	(305)	(14.8)
Data processing expense	1,379	1,259	120	9.5
FDIC insurance expense	711	719	(8)	(1.1)
Amortization of intangible assets	1,246	1,653	(407)	(24.6)
Other operating expense	4,715	4,600	115	2.5
Total noninterest expense	$40,889	$40,299	$590	1.5%
Noninterest expense increased to $40.9 million for the six months ended June 30, 2018, compared with $40.3 million for the six months ended June 30, 2017, an increase of $0.6 million, or 1.5%, with salaries and employee benefits showing the greatest increase of $0.9 million, or 3.9%, from $23.7 million for the six months ended June 30, 2017, to $24.6 million for the six months ended June 30, 2018, primarily due to normal annual salary and personnel adjustments. Occupancy and equipment expense, net, increased $0.2 million, or 2.4%, to $6.5 million for the six months ended June 30, 2018 compared to $6.3 million for the same period last year, due primarily to increased software licensing expenses. Data processing expense rose $0.1 million, or 9.5%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to higher financial services technology costs. Partially offsetting these increases, amortization of intangible asset expense decreased $0.4 million, or 24.6%, and professional fees decreased $0.3 million, or 14.8%, primarily due to lower legal fees, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 20.5% for the first six months of 2018, and 28.9% for the first six months of 2017. Income tax expense decreased to $4.1 million in the first six months of 2018 compared with $5.7 million for the same period of 2017, primarily due to the reduction in the corporate federal income tax rate to 21% for 2018 compared to 35% for 2017 as a result of the Tax Act enacted by the U.S. government on December 22, 2017. We expect the reduction in the federal corporate income tax rate to contribute to higher net income levels in future periods.

FINANCIAL CONDITION
Our total assets were $3.28 billion at June 30, 2018, an increase of $64.0 million, or 2.0% from December 31, 2017. Loans held for investment, net of unearned income, increased $77.3 million, or 3.4%, from $2.29 billion at December 31, 2017 to $2.36 billion at June 30, 2018. This increase was partially offset by a decrease in investment securities of $9.3 million, or 1.4%, combined with a decrease in cash and cash equivalents of $7.7 million, or 15.1%. Total deposits at June 30, 2018, were $2.60 billion, a decrease of $1.1 million from December 31, 2017. The mix of deposits saw increases between December 31, 2017 and June 30, 2018 of $32.3 million, or 4.6%, in certificates of deposit, $7.9 million, or 1.7%, in non-interest-bearing demand deposits, and $3.4 million, or 1.6%, in savings deposits. These increases were offset by a decrease of $44.7 million, or 3.6%, in interest-bearing checking deposits between December 31, 2017 and June 30, 2018. Between December 31, 2017 and June 30, 2018, federal funds purchased rose $51.4 million, to $52.4 million compared to $1.0 million, while securities sold under agreements to repurchase declined $21.2 million, due to normal cash need fluctuations by customers. FHLB borrowings rose $28.0 million, or 24.3%, between the two dates. The overall increase in borrowings was the result of growth in the loan portfolio coupled with a decrease in deposits. At June 30, 2018, long-term debt had an outstanding balance of $10.0 million, a decrease of $2.5 million, or 20.0%, from December 31, 2017, due to normal scheduled repayments.
Investment Securities
Investment securities totaled $634.0 million at June 30, 2018, or 19.4% of total assets, a decrease of $9.3 million, from $643.3 million, or 20.0% of total assets, as of December 31, 2017. A total of $438.3 million of the investment securities were classified as available for sale at June 30, 2018, compared to $445.3 million at December 31, 2017. As of June 30, 2018, the portfolio consisted mainly of obligations of states and political subdivisions (42.2%), mortgage-backed securities and collateralized mortgage obligations (40.7%), corporate debt securities (15.7%), and obligations of U.S. government agencies (0.9%). Investment securities held to maturity were $192.9 million at June 30, 2018, compared to $195.6 million at December 31, 2017, and equity securities were $2.8 million at June 30, 2018, compared to $2.3 million at December 31, 2017.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$103,429	4.4%	$105,512	4.6%
Commercial and industrial	512,357	21.7	503,624	22.0
Commercial real estate:
Construction and development	206,269	8.7	165,276	7.3
Farmland	88,761	3.8	87,868	3.8
Multifamily	129,659	5.5	134,506	5.9
Commercial real estate-other	819,205	34.6	784,321	34.3
Total commercial real estate	1,243,894	52.6	1,171,971	51.3
Residential real estate:
One- to four-family first liens	350,281	14.8	352,226	15.4
One- to four-family junior liens	117,138	5.0	117,204	5.1
Total residential real estate	467,419	19.8	469,430	20.5
Consumer	36,936	1.5	36,158	1.6
Total loans	$2,364,035	100.0%	$2,286,695	100.0%
Loans held for investment, net of unearned income (excluding loans held for sale), increased $77.3 million, or 3.4%, from $2.29 billion at December 31, 2017, to $2.36 billion at June 30, 2018. The mix of loans saw increases between December 31, 2017 and June 30, 2018, primarily concentrated in construction and development, commercial real estate-other, and commercial and industrial. Decreases occurred in multifamily, agricultural, and residential real estate. As of June 30, 2018, the largest category of loans was commercial real estate loans, comprising approximately 53% of the portfolio, of which 9% of total loans were construction and development, 6% of total loans were multifamily residential mortgages, and 4% of total loans were farmland. Commercial and industrial loans was the next largest category at 22% of total loans, followed by residential real estate loans at 20%, agricultural loans at 4%, and consumer loans at 2%. Included in these totals are $18.2 million, net of a discount of $1.1 million, or 0.8% of the total loan portfolio, in purchased credit impaired loans as a result of the merger between the Company and Central in 2015.
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
Premises and Equipment
As of June 30, 2018, premises and equipment totaled $78.1 million, an increase of $2.1 million, or 2.8%, from December 31, 2017. Additions from capital improvement projects, notably replacement branch locations in South St. Paul, Minnesota and Naples, Florida, offset the $2.1 million balance change from depreciation.
Deposits
Total deposits as of June 30, 2018 were $2.60 billion, a decrease of $1.1 million, from December 31, 2017. Interest-bearing checking deposits were the largest category of deposits at June 30, 2018, representing approximately 45.4% of total deposits. Total interest-bearing checking deposits were $1.18 billion at June 30, 2018, a decrease of $44.7 million, or 3.6%, from December 31, 2017. Non-interest bearing demand deposits were $469.9 million at June 30, 2018, an increase of $7.9 million, or 1.7%, from $462.0 million at December 31, 2017. Savings deposits were $216.9 million at June 30, 2018, an increase of $3.4 million, or 1.6%, from $213.4 million at December 31, 2017. Total certificates of deposit were $734.1 million at June 30, 2018, up $32.3 million, or 4.6%, from $701.8 million at December 31, 2017. Based on recent experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity, as the interest rate environment begins to trend upward. Approximately 84.9% of our total deposits were considered “core” deposits as of June 30, 2018. Effective with the Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law by President Trump on May 24, 2018, we no longer consider deposits obtained from either the Certificate of Deposit Registry Service (CDARS) or Insured Cash Sweep (ICS) programs to be brokered deposits.

Goodwill and Other Intangible Assets
Goodwill was $64.7 million at June 30, 2018 and December 31, 2017. Other intangible assets decreased $1.1 million, or 9.3%, to $10.9 million at June 30, 2018 compared to $12.0 million at December 31, 2017, due primarily to amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Debt
Federal Funds Purchased
Federal funds purchased were $52.4 million as of June 30, 2018, compared with $1.0 million as of December 31, 2017, an increase of $51.4 million. The principal function of these funds is to maintain short-term liquidity. See Note 8. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our federal funds purchased.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase declined $21.2 million, or 22.0%, to $75.0 million as of June 30, 2018, compared with $96.2 million as of December 31, 2017. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts. See Note 8. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our securities sold under agreements to repurchase.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $143.0 million as of June 30, 2018, compared with $115.0 million as of December 31, 2017, an increase of $28.0 million, or 24.3%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. See Note 10. “Federal Home Loan Bank Borrowings and Long-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.8 million as of June 30, 2018, substantially unchanged from December 31, 2017. See Note 9. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $10.0 million was outstanding as of June 30, 2018. See Note 10. “Federal Home Loan Bank Borrowings and Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at June 30, 2018 and December 31, 2017:

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
June 30, 2018
Agricultural	$52	$2,502	$255	$2,809
Commercial and industrial	—	1,430	6,790	8,220
Commercial real estate:
Construction and development	—	—	102	102
Farmland	—	—	278	278
Multifamily	—	—	—	—
Commercial real estate-other	—	3,747	4,001	7,748
Total commercial real estate	—	3,747	4,381	8,128
Residential real estate:
One- to four- family first liens	60	683	1,085	1,828
One- to four- family junior liens	39	—	493	532
Total residential real estate	99	683	1,578	2,360
Consumer	—	—	63	63
Total	$151	$8,362	$13,067	$21,580

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Restructured	Nonaccrual	Total
December 31, 2017
Agricultural	$—	$2,637	$168	$2,805
Commercial and industrial	—	1,450	7,124	8,574
Commercial real estate:
Construction and development	—	—	188	188
Farmland	—	—	386	386
Multifamily	—	—	—	—
Commercial real estate-other	—	4,028	5,279	9,307
Total commercial real estate	—	4,028	5,853	9,881
Residential real estate:
One- to four- family first liens	205	755	1,228	2,188
One- to four- family junior liens	2	—	346	348
Total residential real estate	207	755	1,574	2,536
Consumer	—	—	65	65
Total	$207	$8,870	$14,784	$23,861
Not included in the loans above as of June 30, 2018, were purchased credit impaired loans with an outstanding balance of $0.3 million.
Our nonperforming assets (which include nonperforming loans and OREO) totaled $22.3 million as of June 30, 2018, a decrease of $3.6 million, or 14.0%, from December 31, 2017. The balance of OREO at June 30, 2018 was $0.7 million, down $1.3 million, from $2.0 million of OREO at December 31, 2017. During the first six months of 2018, the Company had a net decrease of 12 properties in other real estate owned. All of the OREO property was acquired either through foreclosures or through settlement agreements, and we are actively working to sell all properties held as of June 30, 2018. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans decreased from $23.9 million, or 1.04% of loans held for investment, net of unearned income, at December 31, 2017, to $21.6 million, or 0.91% of loans held for investment, at June 30, 2018. At June 30, 2018, nonperforming loans consisted of $13.1 million in nonaccrual loans, $8.4 million in troubled debt restructures (“TDRs”) and $0.2 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $14.8 million, TDRs of $8.9 million, and loans past due 90 days or more and still accruing interest of $0.2 million at December 31, 2017. Nonaccrual loans decreased $1.7 million between December 31, 2017, and June 30, 2018, which was primarily driven by net charge-offs of $0.4 million in the first six months of 2018 and $2.7 million of principal payments on these loans, partially offset by 22 loans (17 of them having a balance less than $100,000) being added to nonaccrual status in the first six months of 2018 for $1.4 million. The balance of TDRs decreased $0.5 million between these two dates, primarily due to payments collected from TDR-status borrowers totaling $0.2 million, and two loans totaling $0.3 million moving to non-disclosed status. Loans 90 days or more past due and still accruing interest decreased $0.1 million between December 31, 2017, and June 30, 2018. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) decreased to $4.4 million at June 30, 2018, compared with $8.4 million at December 31, 2017. As of June 30, 2018, the allowance for loan losses was $30.8 million, or 1.30% of total loans, compared with $28.1 million, or 1.23% of total loans, at December 31, 2017. The allowance for loan losses represented 142.72% of nonperforming loans at June 30, 2018, compared with 117.59% of nonperforming loans at December 31, 2017. The Company had net loan charge-offs of $0.4 million in the six months ended June 30, 2018, or an annualized 0.03% of average loans outstanding, compared to net charge-offs of $1.6 million, or an annualized 0.15% of average loans outstanding, for the same period of 2017.
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
During the six months ended June 30, 2018, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
(in thousands)	2018	2017
Restructured Loans (TDRs):
In compliance with modified terms	$8,362	$8,870
Not in compliance with modified terms - on nonaccrual status or 90 days or more past due and still accruing interest	3,540	4,778
Total restructured loans	$11,902	$13,648
Allowance for Loan Losses
Our ALLL as of June 30, 2018 was $30.8 million, which was 1.30% of total loans and 1.43% of non-acquired loans as of that date. This compares with an ALLL of $28.1 million as of December 31, 2017, which was 1.23% of total loans and 1.39% of non-acquired loans as of that date. Gross charge-offs for the first six months of 2018 totaled $0.8 million, while there were $0.4 million in recoveries of previously charged-off loans. The increase in the allowance for loan losses was primarily due to loan growth (excluding loans held for sale) of $77.3 million for the six months ended June 30, 2018, combined with some indicated weakness in the agricultural sector. The ratio of annualized net loan charge offs to average loans for the first six months of 2018 was 0.03% compared to 0.51% for the year ended December 31, 2017. As of June 30, 2018, the ALLL was 142.7% of nonperforming loans compared with 117.6% as of December 31, 2017. Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2018, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first six months of 2018. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
Non-acquired loans with a balance of $2.10 billion at June 30, 2018, had $30.0 million of the allowance for loan losses allocated to them, providing an allocated allowance for loan loss to non-acquired loan ratio of 1.43%, compared to balances of

$1.96 billion and an allocated allowance for loan loss to non-acquired loan ratio of 1.39% at December 31, 2017. Non-acquired loans are total loans minus those loans acquired in the Central merger. New loans and loans renewed after the merger are considered non-acquired loans.

	At June 30, 2018
(dollars in thousands)	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$2,097,594	$—	$2,097,594	$29,984	1.43%	1.43%
Total Acquired Loans	273,255	6,814	266,441	816	0.30	2.79
Total Loans	$2,370,849	$6,814	$2,364,035	$30,800	1.30%	1.59%

	At December 31, 2017
(dollars in thousands)	Gross Loans (A)	Discount (B)	Loans, Net of Discount (A-B)	Allowance (C)	Allowance/Gross Loans (C/A)	Allowance + Discount/Gross Loans ((B+C)/A)
Total Non-Acquired Loans	$1,964,047	$—	$1,964,047	$27,209	1.39%	1.39%
Total Acquired Loans	331,122	8,474	322,648	850	0.26	2.82
Total Loans	$2,295,169	$8,474	$2,286,695	$28,059	1.23%	1.59%
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
We monitor the loan to value (“LTV”) ratio of all loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At June 30, 2018, there were 20 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 125 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 4 of these equity loans and other financial institutions have the first lien on the remaining 121. Additionally, there were 169 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines. No additional allocation of the ALLL is made for loans that exceed internal and supervisory guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2018, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $346.2 million as of June 30, 2018, compared to $340.3 million as of December 31, 2017, an increase of $5.9 million, or 1.7%. This increase was primarily attributable to net income of $15.9 million for the first six months of 2018, partially offset by a $4.8 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale and the payment of $4.8 million in common stock dividends. In addition, there was a $0.4 million increase in treasury stock due to the repurchase of 33,998 shares of Company common stock at a cost of $1.1 million, partially offset by the issuance of 35,494 shares of Company common stock in connection with stock compensation plans during the first six months of 2018. The total shareholders’ equity to total assets ratio was 10.57% at June 30, 2018, down from 10.59% at December 31, 2017. The tangible equity to tangible assets ratio (a non-GAAP financial measure) was 8.48% at June 30, 2018, compared with 8.44% at December 31, 2017. Book value was $28.33 per share at June 30, 2018, an increase from $27.85 per share at December 31, 2017. Tangible book value per share (a non-GAAP financial measure) was $22.22 at June 30, 2018, an increase from $21.67 per share at December 31, 2017.
Our Tier 1 capital to risk-weighted assets ratio was 10.90% as of June 30, 2018 and was 10.96% as of December 31, 2017. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2018, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
The Company and the Bank are subject to the Basel III regulatory capital reforms (the “Basel III Rules”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publicly traded companies). In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% of risk-weighted assets in 2017, is 1.875% of risk-weighted assets in 2018, and further increases to the final level of 2.5% on January 1, 2019. At June 30, 2018, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 4.01%, while the Bank’s was 3.89%.
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

	At June 30,	At December 31,
(in thousands)	2018	2017
Tier 1 capital
Total shareholders’ equity	$346,201	$340,304
Less: Net unrealized gains on securities available for sale	7,407	2,602
Disallowed Intangibles	(74,607)	(73,340)
Common equity tier 1 capital	$279,001	269,566
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,841	23,793
Tier 1 capital	$302,842	$293,359
Risk-weighted assets	$2,777,551	$2,677,721
Tier 1 capital to risk-weighted assets	10.90%	10.96%
Common Equity Tier 1 capital to risk-weighted assets	10.04%	10.07%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018
Consolidated:
Total capital/risk based assets	$333,642	12.01%	$274,283	9.875%	N/A	N/A
Tier 1 capital/risk based assets	302,842	10.90	218,732	7.875	N/A	N/A
Common equity tier 1 capital/risk based assets	279,001	10.04	177,069	6.375	N/A	N/A
Tier 1 capital/adjusted average assets	302,842	9.53	127,059	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$329,301	11.89%	$273,491	9.875%	$276,953	10.00%
Tier 1 capital/risk based assets	298,501	10.78	218,101	7.875	221,563	8.00
Common equity tier 1 capital/risk based assets	298,501	10.78	176,558	6.375	180,020	6.50
Tier 1 capital/adjusted average assets	298,501	9.41	126,907	4.000	158,634	5.00
At December 31, 2017
Consolidated:
Total capital/risk based assets	$321,459	12.00%	$247,689	9.250%	N/A	N/A
Tier 1 capital/risk based assets	293,359	10.96	194,135	7.250	N/A	N/A
Common equity tier 1 capital/risk based assets	269,566	10.07	153,969	5.750	N/A	N/A
Tier 1 capital/adjusted average assets	293,359	9.48	123,831	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$322,679	12.08%	$247,010	9.250%	$267,038	10.00%
Tier 1 capital/risk based assets	294,620	11.03	193,603	7.250	213,631	8.00
Common equity tier 1 capital/risk based assets	294,620	11.03	153,547	5.750	173,575	6.50
Tier 1 capital/adjusted average assets	294,620	9.53	123,678	4.000	154,598	5.00
* The ratios for December 31, 2017 include a capital conservation buffer of 1.25%, and the ratios for June 30, 2018 include a capital conservation buffer of 1.875%
On February 15, 2018, 32,460 restricted stock units were granted to certain officers of the Company, and on May 15, 2018, 5,720 restricted stock units were granted to members of the board of directors of the Company. On June 15, 2018, 6,780 restricted stock units were granted to certain officers of the Company. Additionally, during the first six months of 2018, 28,525 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,731 shares were surrendered by grantees to satisfy tax requirements, and no nonvested restricted stock units were forfeited. In the first six months of 2018, 9,700 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $43.3 million as of June 30, 2018, compared with $51.0 million as of December 31, 2017. Interest-bearing deposits in banks at June 30, 2018, were $1.7 million, a decrease of $3.8 million from $5.5 million at December 31, 2017. Debt securities classified as available for sale, totaling $438.3 million and $445.3 million as of June 30, 2018 and December 31, 2017, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of June 30, 2018 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2017 and June 30, 2018 were deposits, FHLB borrowings, securities sold under agreement to repurchase, and federal funds purchased. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can at times be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.

As of June 30, 2018, we had $10.0 million of long-term debt outstanding to an unaffiliated banking organization. See Note 10. “Federal Home Loan Bank Borrowings and Long-Term Borrowings” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.8 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 9. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of June 30, 2018, outstanding commitments to extend credit totaled approximately $519.6 million.
Commitments under standby and performance letters of credit outstanding totaled $17.4 million as of June 30, 2018. We do not anticipate any losses as a result of these transactions, and expect to have sufficient liquidity to fulfill outstanding credit commitments and letters of credit.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2018, there were approximately $1.5 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, internationally, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	war or terrorist activities which may cause further deterioration in the economy or cause instability in credit markets;

•	the effects of cyber-attacks;

•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and

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
Net cash inflows from operating activities were $21.4 million in the first six months of 2018, compared with $23.2 million in the first six months of 2017. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $77.9 million in the first six months of 2018, compared to net cash outflows of $10.9 million in the comparable six-month period of 2017. In the first six months of 2018, net cash outflows related to the net increase in loans were $78.2 million for the first six months of 2018, compared with $34.2 million of net cash outflows for the same period of 2017. Investment securities transactions resulted in net cash inflows of $2.3 million, compared to inflows of $24.2 million during the same period of 2017.
Net cash inflows from financing activities in the first six months of 2018 were $48.8 million, compared with net cash outflows of $6.2 million for the same period of 2017. The largest financing cash inflows during the six months ended June 30, 2018 were an increase of $51.4 million in federal funds purchased, and a net increase of $28.0 million in FHLB borrowings. Uses of cash were a decrease of $21.2 million in securities sold under agreements to repurchase, $4.8 million to pay dividends, and $2.5 million of payments on long-term debt.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of June 30, 2018, the Bank had $143.0 million in outstanding FHLB borrowings, leaving $117.4 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits:
The Bank has an internal policy that limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, signed into law by President Trump on May 24, 2018, a well-capitalized bank that has received an outstanding or good rating on its most recent examination will be able to hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered (reciprocal deposits over these amounts will be treated as brokered). Further, a bank that drops below well-capitalized no longer requires a waiver from the FDIC to continue accepting reciprocal deposits so long as it does not receive an amount of reciprocal deposits that causes its reciprocal deposits to exceed a previous four-quarter average. Under these new regulations, there were no outstanding brokered deposits at June 30, 2018.

Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2018.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2018, the Bank had municipal securities with an approximate market value of $12.7 million pledged for liquidity purposes, and had a borrowing capacity of $11.4 million.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between June 30, 2018 and December 31, 2017. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2018
Dollar change	$(244)	$(545)	$(982)	$(2,432)
Percent change	(0.2)%	(0.5)%	(1.0)%	(2.4)%
December 31, 2017
Dollar change	$(2,873)	$(729)	$55	$(361)
Percent change	(2.8)%	(0.7)%	0.1%	(0.4)%
As of June 30, 2018, 37.9% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 63.5% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Item 1A. Risk Factors.
The Company has made the following addition to the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2017:
Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.
In recent months, the U.S. government implemented tariffs on certain products, and certain countries or entities, such as Mexico, Canada, China and the European Union, have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. Additional tariffs and retaliatory tariffs may be imposed in the future by the United States and these and other countries. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 21, 2016, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of stock through December 31, 2018. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased $1.1 million of common stock since the plan was announced in July 2014. Pursuant to the repurchase program, the Company may continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase will be solely in the discretion of the Company’s management. The repurchase program does not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program will depend on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. Of the $5.0 million of stock authorized under the repurchase plan, $3.9 million remained available for possible future repurchases as of June 30, 2018.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

10.1	Employment Agreement between MidWestOne Financial Group, Inc. and Barry S. Ray, effective June 4, 2018	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2018

10.2	Employment Agreement between MidWestOne Financial Group, Inc. and Gary L. Sims, effective June 25, 2018	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 2, 2018	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)