Form 10-Q
period 2018-09-30
MidWestOne Financial Group, Inc.
filed 2018-11-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2018, there were 12,221,547 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$49,229	$44,818
Interest-earning deposits in banks	4,150	5,474
Federal funds sold	—	680
Total cash and cash equivalents	53,379	50,972
Equity securities at fair value	2,797	2,336
Debt securities available for sale at fair value	407,766	445,324
Held to maturity securities at amortized cost (fair value of $186,057 at September 30, 2018 and $194,343 at December 31, 2017)	191,733	195,619
Loans held for sale	1,124	856
Loans held for investment, net of unearned income	2,377,649	2,286,695
Allowance for loan losses	(31,278)	(28,059)
Total loans held for investment, net	2,346,371	2,258,636
Premises and equipment, net	76,497	75,969
Interest receivable	14,800	14,732
Goodwill	64,654	64,654
Other intangible assets, net	10,378	12,046
Bank-owned life insurance	60,609	59,831
Foreclosed assets, net	549	2,010
Deferred income taxes, net	9,993	6,525
Other assets	27,315	22,761
Total assets	$3,267,965	$3,212,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand	$458,576	$461,969
Interest-bearing checking	1,236,922	1,228,112
Savings	211,591	213,430
Certificates of deposit under $100,000	348,099	324,681
Certificates of deposit $100,000 and over	377,071	377,127
Total deposits	2,632,259	2,605,319
Federal funds purchased	19,056	1,000
Securities sold under agreements to repurchase	68,922	96,229
Federal Home Loan Bank borrowings	143,000	115,000
Junior subordinated notes issued to capital trusts	23,865	23,793
Long-term debt	8,750	12,500
Deferred compensation liability	5,305	5,199
Interest payable	2,054	1,428
Other liabilities	15,565	11,499
Total liabilities	2,918,776	2,871,967
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2018 and December 31, 2017	$—	$—
Common stock, $1.00 par value; authorized 30,000,000 shares at September 30, 2018 and December 31, 2017; issued 12,463,481 shares at September 30, 2018 and December 31, 2017; 12,221,107 outstanding shares at September 30, 2018 and 12,219,611 shares at December 31, 2017	12,463	12,463
Additional paid-in capital	187,581	187,486
Treasury stock at cost, 242,374 shares as of September 30, 2018 and 243,870 shares as of December 31, 2017	(5,474)	(5,121)
Retained earnings	163,709	148,078
Accumulated other loss	(9,090)	(2,602)
Total shareholders' equity	349,189	340,304
Total liabilities and shareholders' equity	$3,267,965	$3,212,271
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest income:
Loans	$28,088	$26,206	$82,141	$76,135
Bank deposits	12	19	38	50
Federal funds sold	—	—	1	1
Taxable securities	2,965	2,589	8,793	7,897
Tax-exempt securities	1,395	1,547	4,452	4,699
Total interest income	32,460	30,361	95,425	88,782
Interest expense:
Interest on deposits:
Interest-bearing checking	1,622	913	3,998	2,623
Savings	63	53	189	155
Certificates of deposit under $100,000	1,270	893	3,399	2,638
Certificates of deposit $100,000 and over	1,670	1,041	4,584	2,953
Total interest expense on deposits	4,625	2,900	12,170	8,369
Federal funds purchased	144	81	480	152
Securities sold under agreements to repurchase	173	53	451	125
Federal Home Loan Bank borrowings	741	474	1,873	1,321
Other borrowings	3	3	9	9
Junior subordinated notes issued to capital trusts	313	243	878	704
Long-term debt	100	115	309	338
Total interest expense	6,099	3,869	16,170	11,018
Net interest income	26,361	26,492	79,255	77,764
Provision for loan losses	950	4,384	4,050	6,665
Net interest income after provision for loan losses	25,411	22,108	75,205	71,099
Noninterest income:
Trust, investment, and insurance fees	1,526	1,454	4,703	4,594
Service charges and fees on deposit accounts	1,148	1,295	3,474	3,835
Loan origination and servicing fees	891	1,012	2,738	2,532
Other service charges and fees	1,502	1,625	4,464	4,580
Bank-owned life insurance income	399	344	1,229	990
Gain on sale or call of debt securities	192	176	197	239
Other gain	326	10	338	66
Total noninterest income	5,984	5,916	17,143	16,836
Noninterest expense:
Salaries and employee benefits	13,051	12,039	37,647	35,712
Occupancy and equipment, net	3,951	2,986	10,440	9,323
Professional fees	1,861	933	3,614	2,991
Data processing	697	723	2,076	1,982
FDIC insurance	393	238	1,104	957
Amortization of intangibles	547	759	1,793	2,412
Other	2,311	2,066	7,026	6,666
Total noninterest expense	22,811	19,744	63,700	60,043
Income before income tax expense	8,584	8,280	28,648	27,892
Income tax expense	1,806	1,938	5,921	7,603
Net income	$6,778	$6,342	$22,727	$20,289
Per share information:
Earnings per common share - basic	$0.55	$0.52	$1.86	$1.69
Earnings per common share - diluted	0.55	0.52	1.86	1.69
Dividends paid per common share	0.195	0.170	0.585	0.500
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands)	2018	2017	2018	2017
Net income	$6,778	$6,342	$22,727	$20,289

Other comprehensive income, available for sale debt securities:
Unrealized holding gains (losses) arising during period	(2,085)	(1,158)	(8,501)	3,154
Reclassification adjustment for gains included in net income	(192)	(176)	(201)	(196)
Income tax (expense) benefit	594	526	2,271	(1,160)
Other comprehensive income (loss) on available for sale debt securities	(1,683)	(808)	(6,431)	1,798
Other comprehensive income (loss), net of tax	(1,683)	(808)	(6,431)	1,798
Comprehensive income	$5,095	$5,534	$16,296	$22,087
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	20,289	—	20,289
Issuance of common stock (750,000 shares), net of expenses of $1,328	—	750	23,610	—	—	—	24,360
Dividends paid on common stock ($0.50 per share)	—	—	—	—	(5,984)	—	(5,984)
Stock options exercised (8,250 shares)	—	—	(81)	172	—	—	91
Release/lapse of restriction on RSUs (26,875 shares)	—	—	(560)	453	—	—	(107)
Stock compensation	—	—	660	—	—		660
Other comprehensive income, net of tax	—	—	—	—	—	1,798	1,798
Balance at September 30, 2017	$—	$12,463	$187,296	$(5,141)	$151,280	$665	$346,563
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
Cumulative effect of changes in accounting principles(1)	—	—	—	—	57	(57)	—
Net income	—	—	—	—	22,727	—	22,727
Dividends paid on common stock ($0.585 per share)	—	—	—	—	(7,153)	—	(7,153)
Stock options exercised (9,700 shares)	—	—	(68)	204	—	—	136
Release/lapse of restriction on RSUs (28,525 shares)	—	—	(609)	524	—	—	(85)
Repurchase of common stock (33,998 shares)	—	—	—	(1,081)	—	—	(1,081)
Stock compensation	—	—	772	—	—	—	772
Other comprehensive loss, net of tax	—	—	—	—	—	(6,431)	(6,431)
Balance at September 30, 2018	$—	$12,463	$187,581	$(5,474)	$163,709	$(9,090)	$349,189
(1) See Note 2. “Effect of New Financial Accounting Standards” for additional information.
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$22,727	$20,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,050	6,665
Depreciation of premises and equipment	3,217	3,088
Amortization of other intangibles	1,793	2,412
Amortization of premiums and discounts on investment securities, net	729	913
(Gain) loss on sale of premises and equipment	616	(2)
Deferred income taxes	(1,184)	(554)
Excess tax benefit from share-based award activity	(14)	(91)
Stock-based compensation	772	660
Net losses on equity securities	34	—
Net gain on sale or call of debt securities available for sale	(201)	(196)
Net (gain) loss on sale or call of debt securities held to maturity	4	(43)
Net gain on sale of other real estate owned	(240)	(45)
Net gain on sale of loans held for sale	(1,214)	(1,337)
Writedown of other real estate owned	5	23
Origination of loans held for sale	(49,091)	(65,078)
Proceeds from sales of loans held for sale	50,037	70,044
Increase in interest receivable	(68)	—
Increase in cash surrender value of bank-owned life insurance	(1,229)	(990)
Increase in other assets	(4,554)	(2,224)
Increase (decrease) in deferred compensation liability	106	(22)
Increase in interest payable, accounts payable, accrued expenses, and other liabilities	4,692	445
Net cash provided by operating activities	30,987	33,957
Cash flows from investing activities:
Purchases of equity securities	(508)	(7)
Proceeds from sales of debt securities available for sale	16,494	22,546
Proceeds from maturities and calls of debt securities available for sale	51,338	53,171
Purchases of debt securities available for sale	(39,289)	(23,038)
Proceeds from sales of debt securities held to maturity	—	1,153
Proceeds from maturities and calls of debt securities held to maturity	4,220	12,370
Purchase of debt securities held to maturity	(553)	(28,546)
Net increase in loans	(92,320)	(100,880)
Purchases of premises and equipment	(5,196)	(3,035)
Proceeds from sale of other real estate owned	2,231	983
Proceeds from sale of premises and equipment	906	32
Proceeds of principal and earnings from bank-owned life insurance	452	—
Purchases of bank owned life insurance	—	(11,211)
Payments to acquire intangible assets	(125)	—
Net cash used in investing activities	(62,350)	(76,462)
Cash flows from financing activities:
Net increase in deposits	26,940	9,967
Increase (decrease) in federal funds purchased	18,056	(18,976)
Increase (decrease) in securities sold under agreements to repurchase	(27,307)	5,777
Proceeds from Federal Home Loan Bank borrowings	110,000	145,000
Repayment of Federal Home Loan Bank borrowings	(82,000)	(115,000)
Proceeds from stock options exercised	136	1
Excess tax benefit from share-based award activity	14	91
Taxes paid relating to net share settlement of equity awards	(85)	(108)
Payments on long-term debt	(3,750)	(3,750)
Dividends paid	(7,153)	(5,984)
Proceeds from issuance of common stock	—	25,688
Payment of stock issuance costs	—	(1,328)
Repurchase of common stock	(1,081)	—
Net cash provided by financing activities	33,770	41,378
Net increase (decrease) in cash and cash equivalents	2,407	(1,127)
Cash and cash equivalents at beginning of period	50,972	43,228
Cash and cash equivalents at end of period	$53,379	$42,101

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,544	$11,041
Cash paid during the period for income taxes	$4,420	$8,460
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$535	$207
Transfer due to cumulative effective of change in accounting principles. See Note 2. “Effect of New Financial Accounting Standards” for additional information.	$57	$—
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
On August 21, 2018, the Company entered into a merger agreement with ATBancorp, an Iowa corporation, pursuant to which ATBancorp will merge with and into the Company. In connection with the merger, American Trust & Savings Bank, an Iowa state chartered bank and wholly owned subsidiary of ATBancorp, and American Bank & Trust Wisconsin, a Wisconsin state chartered bank and wholly owned subsidiary of ATBancorp, will merge with and into MidWestOne Bank, which will continue as the surviving bank. The merger agreement also provides that each of the outstanding shares of ATBancorp common stock will be converted into the right of ATBancorp shareholders to receive 117.5500 shares of Company common stock and $992.51 in cash. The corporate headquarters of the combined company will be in Iowa City, Iowa. The merger is anticipated to be completed in the first quarter of 2019. For further information, please refer to the Current Report on Form 8-K filed by the Company with the SEC on August 22, 2018.
The Company owns all of the common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary, and MidWestOne Insurance Services, Inc., our wholly owned subsidiary that operates an insurance agency business through six offices located in central and east-central Iowa.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, filed with the Securities and Exchange Commission (SEC) on March 1, 2018, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2018 may not be indicative of results for the year ending December 31, 2018, or for any other period.
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

2.    Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (Topic 606). Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other sections of GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, service charges on deposit accounts, sales of other real estate, and debit card interchange fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on its evaluation, the Company determined that ASU 2014-09 also did not materially change the method in which the Company currently recognizes costs for these revenue streams. The Company adopted this update on January 1, 2018, utilizing the modified retrospective transition method. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 14 “Revenue Recognition” for more information.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) require changes to current methodologies of determining these values, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018. With the elimination of the classification of available for sale equity securities, the net unrealized gain or loss on these securities that had been included in accumulated other comprehensive income at December 31, 2017, in the amount of $57,000, has been transferred to retained earnings, as shown in the consolidated statements of shareholders’ equity. Changes in the fair value of equity securities with readily determinable fair values are now reflected in the noninterest income portion of the consolidated statements of income, in the other gains (losses) line item. In accordance with the ASU requirements, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion. See Note 13. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements.

Accounting Guidance Pending Adoption at September 30, 2018
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The new standard applies to public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets. The Company expects the new guidance will require these lease agreements to now be recognized on the consolidated balance sheets as right-of-use assets and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of income, along with the Company’s regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements, and does not expect to early adopt the standard.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering current expected credit losses (CECL), which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current available for sale (AFS) security other-than-temporary impairment (OTTI) model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the allowance for loan losses upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has selected a software vendor to assist with implementation. The team meets periodically to discuss the latest developments, ensure progress is being made, and keep current on evolving interpretations and industry practices related to ASU 2016-13. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the consideration of costs and benefits. Four disclosure requirements were removed, three were modified, and two were added. In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company is considering the early adoption of removed and modified disclosures. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

3.    Investment Securities
The amortized cost and fair value of debt securities available for sale, with gross unrealized gains and losses, were as follows:

	As of September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$5,561	$—	$42	$5,519
State and political subdivisions	115,251	716	831	115,136
Mortgage-backed securities	53,664	112	1,880	51,896
Collateralized mortgage obligations	179,748	3	8,874	170,877
Corporate debt securities	65,842	8	1,512	64,338
Total	$420,066	$839	$13,139	$407,766

	As of December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$15,716	$—	$90	$15,626
State and political subdivisions	139,561	2,475	197	141,839
Mortgage-backed securities	48,744	181	428	48,497
Collateralized mortgage obligations	173,339	29	5,172	168,196
Corporate debt securities	71,562	31	427	71,166
Total	$448,922	$2,716	$6,314	$445,324

The amortized cost and fair value of debt securities held to maturity, with gross unrealized gains and losses, were as follows:

	As of September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$125,783	$155	$3,743	$122,195
Mortgage-backed securities	11,467	1	564	10,904
Collateralized mortgage obligations	19,373	—	1,104	18,269
Corporate debt securities	35,110	98	519	34,689
Total	$191,733	$254	$5,930	$186,057

	As of December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$10,049	$—	$—	$10,049
State and political subdivisions	126,413	804	1,631	125,586
Mortgage-backed securities	1,906	4	13	1,897
Collateralized mortgage obligations	22,115	—	707	21,408
Corporate debt securities	35,136	548	281	35,403
Total	$195,619	$1,356	$2,632	$194,343

Investment securities with a carrying value of $217.8 million and $237.4 million at September 30, 2018 and December 31, 2017, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
As of September 30, 2018, the Company owned $0.4 million of equity securities in banks and financial service-related companies, and $2.4 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Prior to January 1, 2018, we accounted for our marketable equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive income on the balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized in noninterest income. Effective with the January 1, 2018 adoption of ASU 2016-01, both the realized and unrealized net gains and losses on equity securities are required to be recognized in the statement of income. A breakdown between net realized and unrealized gains and losses is provided later in this financial statement footnote. These net changes are included in the other gains line item in the noninterest income section of the Consolidated Statements of Income.
The summary of investment securities shows that some of the securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2018 and December 31, 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to securities with gross unrealized losses as of September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$539	$14	$4,980	$28	$5,519	$42
State and political subdivisions	115	46,374	697	5,350	134	51,724	831
Mortgage-backed securities	26	40,039	1,613	7,591	267	47,630	1,880
Collateralized mortgage obligations	41	44,912	1,269	116,814	7,605	161,726	8,874
Corporate debt securities	12	50,439	1,149	12,230	363	62,669	1,512
Total	196	$182,303	$4,742	$146,965	$8,397	$329,268	$13,139

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$15,626	$90	$—	$—	$15,626	$90
State and political subdivisions	34	11,705	167	1,800	30	13,505	197
Mortgage-backed securities	20	37,964	359	3,961	69	41,925	428
Collateralized mortgage obligations	35	37,881	489	122,757	4,683	160,638	5,172
Corporate debt securities	12	55,340	298	8,778	129	64,118	427
Other equity securities	1	—	—	1,944	56	1,944	56
Total	105	$158,516	$1,403	$139,240	$4,967	$297,756	$6,370

		As of September 30, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	257	$54,969	$1,271	$33,512	$2,472	$88,481	$3,743
Mortgage-backed securities	6	10,016	524	820	40	10,836	564
Collateralized mortgage obligations	7	—	—	18,259	1,104	18,259	1,104
Corporate debt securities	13	18,126	345	2,722	174	20,848	519
Total	283	$83,111	$2,140	$55,313	$3,790	$138,424	$5,930

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	167	$33,237	$393	$25,843	$1,238	$59,080	$1,631
Mortgage-backed securities	4	349	2	887	11	1,236	13
Collateralized mortgage obligations	7	5,221	90	16,168	617	21,389	707
Corporate debt securities	3	3,093	4	2,617	277	5,710	281
Total	181	$41,900	$489	$45,515	$2,143	$87,415	$2,632

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
At September 30, 2018 and December 31, 2017, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses.
At September 30, 2018, approximately 53% of the municipal bonds held by the Company were Iowa-based, and approximately 24% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2018 and December 31, 2017.
At September 30, 2018 and December 31, 2017, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment in the corporate bond portfolio.
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

The contractual maturity distribution of investment debt securities at September 30, 2018, is summarized as follows:

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,913	$27,866	$734	$736
Due after one year through five years	99,630	98,105	24,275	23,867
Due after five years through ten years	55,757	55,700	97,511	95,353
Due after ten years	3,354	3,322	38,373	36,928
Debt securities without a single maturity date	233,412	222,773	30,840	29,173
Total	$420,066	$407,766	$191,733	$186,057

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments due to sale or call, including impairment losses for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Debt securities available for sale:
Gross realized gains	$194	$179	203	199
Gross realized losses	(2)	(3)	(2)	(3)
Net realized gain	$192	$176	$201	$196
Debt securities held to maturity:
Gross realized gains	$—	$—	$—	$43
Gross realized losses	—	—	(4)	—
Net realized gain (loss)	$—	$—	$(4)	$43
Total net realized gain on sale or call of debt securities	$192	$176	$197	$239
The following tables present the net gains and losses on equity investments during the three and nine months ended September 30, 2018, disaggregated into realized and unrealized gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net losses recognized	$(10)	$—	$(34)	$—
Less: Net gains and losses recognized due to sales	—	—	—	—
Unrealized losses on securities still held at the reporting date	$(10)	$—	$(34)	$—

Gains and losses on equity securities is included in other gain (loss) on the consolidated statements of income.

4.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Allowance for Loan Losses and Recorded Investment in Loan Receivables
	As of September 30, 2018 and December 31, 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
September 30, 2018
Loans receivable
Individually evaluated for impairment	$6,711	$12,924	$17,375	$3,981	$8	$40,999
Collectively evaluated for impairment	96,496	510,357	1,223,311	450,246	38,788	2,319,198
Purchased credit impaired loans	—	52	13,104	4,296	—	17,452
Total	$103,207	$523,333	$1,253,790	$458,523	$38,796	$2,377,649
Allowance for loan losses:
Individually evaluated for impairment	$195	$3,059	$4,183	$143	$—	$7,580
Collectively evaluated for impairment	2,532	5,183	12,563	2,356	251	22,885
Purchased credit impaired loans	—	—	343	470	—	813
Total	$2,727	$8,242	$17,089	$2,969	$251	$31,278

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2017
Loans receivable
Individually evaluated for impairment	$2,969	$9,734	$10,386	$3,722	$—	$26,811
Collectively evaluated for impairment	102,543	493,844	1,147,133	460,475	36,158	2,240,153
Purchased credit impaired loans	—	46	14,452	5,233	—	19,731
Total	$105,512	$503,624	$1,171,971	$469,430	$36,158	$2,286,695
Allowance for loan losses:
Individually evaluated for impairment	$140	$1,126	$2,157	$226	$—	$3,649
Collectively evaluated for impairment	2,650	7,392	11,144	2,182	244	23,612
Purchased credit impaired loans	—	—	336	462	—	798
Total	$2,790	$8,518	$13,637	$2,870	$244	$28,059

As of September 30, 2018, the gross purchased credit impaired loans included above were $18.3 million, with a discount of $0.9 million.
Loans with unpaid principal in the amount of $459.1 million and $477.6 million at September 30, 2018 and December 31, 2017, respectively, were pledged to the Federal Home Loan Bank (the “FHLB”) as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2018 and 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2018
Beginning balance	$2,656	$8,557	$16,341	$2,990	$256	$30,800
Charge-offs	(365)	(108)	(17)	—	(327)	(817)
Recoveries	41	78	77	131	18	345
Provision	395	(285)	688	(152)	304	950
Ending balance	$2,727	$8,242	$17,089	$2,969	$251	$31,278
2017
Beginning balance	$2,666	$7,959	$9,013	$2,650	$222	$22,510
Charge-offs	(318)	(534)	—	(75)	(51)	(978)
Recoveries	150	113	201	126	4	594
Provision	67	2,157	1,166	915	79	4,384
Ending balance	$2,565	$9,695	$10,380	$3,616	$254	$26,510

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2018 and 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	(633)	(198)	(281)	(107)	(365)	(1,584)
Recoveries	56	260	193	208	36	753
Provision	514	(338)	3,540	(2)	336	4,050
Ending balance	$2,727	$8,242	$17,089	$2,969	$251	$31,278
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Charge-offs	(1,202)	(1,063)	(106)	(155)	(211)	(2,737)
Recoveries	164	215	216	126	11	732
Provision	1,600	4,269	410	187	199	6,665
Ending balance	$2,565	$9,695	$10,380	$3,616	$254	$26,510

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

The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following table sets forth information on the Company’s TDRs by class of loan occurring during the stated periods:

	Three Months Ended September 30,
	2018			2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Total	—	$—	$—	—	$—	$—

	Nine Months Ended September 30,
	2018			2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings(1):
Commercial and industrial
Extended maturity date	—	$—	$—	6	$2,037	$2,083
Commercial real estate:
Farmland
Extended maturity date	1	86	86	2	176	176
Commercial real estate-other
Extended maturity date	—	—	—	1	968	968
Other	—	—	—	1	10,546	10,923
Total	1	$86	$86	10	$13,727	$14,150

(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	—	$—	—	$—	—	$—	4	$1,504
Commercial real estate:
Commercial real estate-other
Extended maturity date	—	—	—	—	—	—	1	968
Total	—	$—	—	$—	—	$—	5	$2,472

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
The following tables set forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of September 30, 2018 and December 31, 2017:

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
September 30, 2018
Agricultural	$78,007	$17,266	$7,934	$—	$—	$103,207
Commercial and industrial	482,136	21,166	20,027	4	—	523,333
Commercial real estate:
Construction and development	221,114	1,078	1,132	—	—	223,324
Farmland	69,824	6,970	8,941	—	—	85,735
Multifamily	124,092	1,391	1,180	—	—	126,663
Commercial real estate-other	748,837	44,603	24,628	—	—	818,068
Total commercial real estate	1,163,867	54,042	35,881	—	—	1,253,790
Residential real estate:
One- to four- family first liens	333,974	2,289	6,492	—	—	342,755
One- to four- family junior liens	113,526	687	1,555	—	—	115,768
Total residential real estate	447,500	2,976	8,047	—	—	458,523
Consumer	38,621	148	—	27	—	38,796
Total	$2,210,131	$95,598	$71,889	$31	$—	$2,377,649

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
December 31, 2017
Agricultural	$80,377	$21,989	$3,146	$—	$—	$105,512
Commercial and industrial	453,363	23,153	27,102	6	—	503,624
Commercial real estate:
Construction and development	162,968	1,061	1,247	—	—	165,276
Farmland	76,740	10,357	771	—	—	87,868
Multifamily	131,507	2,498	501	—	—	134,506
Commercial real estate-other	731,231	34,056	19,034	—	—	784,321
Total commercial real estate	1,102,446	47,972	21,553	—	—	1,171,971
Residential real estate:
One- to four- family first liens	340,446	2,776	9,004	—	—	352,226
One- to four- family junior liens	114,763	952	1,489	—	—	117,204
Total residential real estate	455,209	3,728	10,493	—	—	469,430
Consumer	36,059	—	68	31	—	36,158
Total	$2,127,454	$96,842	$62,362	$37	$—	$2,286,695

Included within the special mention/watch, substandard, and doubtful categories at September 30, 2018 and December 31, 2017 are purchased credit impaired loans totaling $11.1 million and $12.6 million, respectively.
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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$5,161	$5,661	$—	$1,523	$2,023	$—
Commercial and industrial	3,796	3,990	—	7,588	7,963	—
Commercial real estate:
Construction and development	84	84	—	84	84	—
Farmland	3,539	3,539	—	287	287	—
Multifamily	821	821	—	—	—	—
Commercial real estate-other	6,290	6,800	—	5,746	6,251	—
Total commercial real estate	10,734	11,244	—	6,117	6,622	—
Residential real estate:
One- to four- family first liens	2,677	2,737	—	2,449	2,482	—
One- to four- family junior liens	344	345	—	26	26	—
Total residential real estate	3,021	3,082	—	2,475	2,508	—
Consumer	8	8	—	—	—	—
Total	$22,720	$23,985	$—	$17,703	$19,116	$—
With an allowance recorded:
Agricultural	$1,550	$1,920	$195	$1,446	$1,446	$140
Commercial and industrial	9,128	9,258	3,059	2,146	2,177	1,126
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	2,123	2,123	662	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	4,518	12,184	3,521	4,269	11,536	2,157
Total commercial real estate	6,641	14,307	4,183	4,269	11,536	2,157
Residential real estate:
One- to four- family first liens	960	960	143	979	979	185
One- to four- family junior liens	—	—	—	268	268	41
Total residential real estate	960	960	143	1,247	1,247	226
Consumer	—	—	—	—	—	—
Total	$18,279	$26,445	$7,580	$9,108	$16,406	$3,649
Total:
Agricultural	$6,711	$7,581	$195	$2,969	$3,469	$140
Commercial and industrial	12,924	13,248	3,059	9,734	10,140	1,126
Commercial real estate:
Construction and development	84	84	—	84	84	—
Farmland	5,662	5,662	662	287	287	—
Multifamily	821	821	—	—	—	—
Commercial real estate-other	10,808	18,984	3,521	10,015	17,787	2,157
Total commercial real estate	17,375	25,551	4,183	10,386	18,158	2,157
Residential real estate:
One- to four- family first liens	3,637	3,697	143	3,428	3,461	185
One- to four- family junior liens	344	345	—	294	294	41
Total residential real estate	3,981	4,042	143	3,722	3,755	226
Consumer	8	8	—	—	—	—
Total	$40,999	$50,430	$7,580	$26,811	$35,522	$3,649

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$4,864	$71	$881	$17	$3,480	$180	$674	$50
Commercial and industrial	3,961	36	2,878	77	3,563	150	2,899	124
Commercial real estate:
Construction and development	84	—	423	—	84	—	434	2
Farmland	3,274	44	212	—	1,745	86	1,193	58
Multifamily	822	10	—	—	618	30	—	—
Commercial real estate-other	6,326	77	2,148	18	5,428	201	1,894	63
Total commercial real estate	10,506	131	2,783	18	7,875	317	3,521	123
Residential real estate:
One- to four- family first liens	2,578	34	2,183	23	1,942	53	2,197	69
One- to four- family junior liens	323	1	13	—	301	1	13	—
Total residential real estate	2,901	35	2,196	23	2,243	54	2,210	69
Consumer	4	—	—	—	2	—	—	—
Total	$22,236	$273	$8,738	$135	$17,163	$701	$9,304	$366
With an allowance recorded:
Agricultural	$1,974	$—	$1,446	$11	$2,108	$—	$1,460	$33
Commercial and industrial	8,905	43	8,458	85	7,778	89	8,423	163
Commercial real estate:
Construction and development	—	—	311	—	—	—	232	—
Farmland	2,123	—	—	—	1,584	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	4,536	16	12,863	—	4,443	—	12,881	44
Total commercial real estate	6,659	16	13,174	—	6,027	—	13,113	44
Residential real estate:
One- to four- family first liens	963	9	1,361	9	969	27	1,392	26
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	963	9	1,361	9	969	27	1,392	26
Consumer	—	—	—	—	—	—	—	—
Total	$18,501	$68	$24,439	$105	$16,882	$116	$24,388	$266
Total:
Agricultural	$6,838	$71	$2,327	$28	$5,588	$180	$2,134	$83
Commercial and industrial	12,866	79	11,336	162	11,341	239	11,322	287
Commercial real estate:
Construction and development	84	—	734	—	84	—	666	2
Farmland	5,397	44	212	—	3,329	86	1,193	58
Multifamily	822	10	—	—	618	30	—	—
Commercial real estate-other	10,862	93	15,011	18	9,871	201	14,775	107
Total commercial real estate	17,165	147	15,957	18	13,902	317	16,634	167
Residential real estate:
One- to four- family first liens	3,541	43	3,544	32	2,911	80	3,589	95
One- to four- family junior liens	323	1	13	—	301	1	13	—
Total residential real estate	3,864	44	3,557	32	3,212	81	3,602	95
Consumer	4	—	—	—	2	—	—	—
Total	$40,737	$341	$33,177	$240	$34,045	$817	$33,692	$632

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at September 30, 2018 and December 31, 2017:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
September 30, 2018
Agricultural	$72	$100	$230	$402	$102,805	$103,207
Commercial and industrial	1,206	315	6,701	8,222	515,111	523,333
Commercial real estate:
Construction and development	—	10	83	93	223,231	223,324
Farmland	—	—	141	141	85,594	85,735
Multifamily	—	—	—	—	126,663	126,663
Commercial real estate-other	4,198	101	3,814	8,113	809,955	818,068
Total commercial real estate	4,198	111	4,038	8,347	1,245,443	1,253,790
Residential real estate:
One- to four- family first liens	3,381	313	965	4,659	338,096	342,755
One- to four- family junior liens	225	94	377	696	115,072	115,768
Total residential real estate	3,606	407	1,342	5,355	453,168	458,523
Consumer	138	3	31	172	38,624	38,796
Total	$9,220	$936	$12,342	$22,498	$2,355,151	$2,377,649

Included in the totals above are the following purchased credit impaired loans	$—	$—	$—	$—	$17,452	$17,452

December 31, 2017
Agricultural	$95	$118	$168	$381	$105,131	$105,512
Commercial and industrial	1,434	1,336	1,576	4,346	499,278	503,624
Commercial real estate:
Construction and development	57	97	82	236	165,040	165,276
Farmland	217	—	373	590	87,278	87,868
Multifamily	—	25	—	25	134,481	134,506
Commercial real estate-other	74	—	1,852	1,926	782,395	784,321
Total commercial real estate	348	122	2,307	2,777	1,169,194	1,171,971
Residential real estate:
One- to four- family first liens	3,854	756	1,019	5,629	346,597	352,226
One- to four- family junior liens	325	770	271	1,366	115,838	117,204
Total residential real estate	4,179	1,526	1,290	6,995	462,435	469,430
Consumer	79	15	29	123	36,035	36,158
Total	$6,135	$3,117	$5,370	$14,622	$2,272,073	$2,286,695

Included in the totals above are the following purchased credit impaired loans	$164	$756	$553	$1,473	$18,258	$19,731

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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
Agricultural	$662	$—	$168	$—
Commercial and industrial	11,208	—	7,124	—
Commercial real estate:
Construction and development	100	—	188	—
Farmland	2,367	—	386	—
Multifamily	—	—	—	—
Commercial real estate-other	4,816	—	5,279	—
Total commercial real estate	7,283	—	5,853	—
Residential real estate:
One- to four- family first liens	1,277	171	1,228	205
One- to four- family junior liens	413	—	346	2
Total residential real estate	1,690	171	1,574	207
Consumer	86	—	65	—
Total	$20,929	$171	$14,784	$207

Not included in the loans above as of September 30, 2018 and December 31, 2017 were purchased credit impaired loans with an outstanding balance of $0.3 million and $0.7 million, net of a discount of zero and $0.1 million, respectively.
As of September 30, 2018, the Company had $0.1 million in commitments to lend additional funds to borrowers who have a nonperforming loan.
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

For purchased non-credit impaired loans the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We record a provision for the acquired portfolio as the loans acquired in the Central Bancshares, Inc. (“Central”) merger, which occurred in 2015, renew and the discount is accreted.
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
Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$311	$1,371	$840	$1,961
Accretion	(223)	(350)	(873)	(1,241)
Reclassification (to) from nonaccretable difference	(7)	63	114	364
Balance at end of period	$81	$1,084	$81	$1,084

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

The following table presents the total notional and gross fair value of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	As of September 30, 2018			As of December 31, 2017
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$7,855	$100	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$13,840	$105	$125	$—	$—	$—
Risk participation agreements (RPAs)	10,112	—	53	—	—	—
Total derivatives not designated as hedging instruments	$23,952	$105	$178	$—	$—	$—

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
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2018 and September 30, 2017:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(in thousands)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value hedges are recorded	$—	$—	$—	$—	$(1)	$—	$—	$—

The effects of fair value hedging:
Gain (Loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(126)	—	—	—	(101)	—	—	—
Derivative designated as hedging instruments	126	—	—	—	100	—	—	—

As of September 30, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$7,754	$(101)

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps -The Company enters into interest rate derivatives, including interest rate swaps with its customers, to allow them to hedge against the risk of rising interest rates by providing fixed rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties, with one designated as a central counterparty. The following table represents the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of September 30, 2018 and December 31, 2017 respectively.

September 30, 2018
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$6,920	$105	$—	$6,920	$—	$125

December 31, 2017
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$—	$—	$—	$—	$—	$—
Credit Risk Participation Agreements -The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table represents the notional amounts and the gross fair values of RPAs purchased and sold outstanding as of September 30, 2018 and December 31, 2017 respectively.

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
RPAs - protection purchased	$10,112	$—	$53	$—	$—	$—

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the three and nine months ended September 30, 2018 and September 30, 2017:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2018	2017	2018	2017
Interest rate swaps	Other gain (loss)	$—	$—	$(20)	$—
RPAs	Other gain (loss)	147	—	147	—
Total		$147	$—	$127	$—

Offsetting of Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of September 30, 2018
Asset Derivatives	$205	$—	$205	$100	$—	$105

Liability Derivatives	(178)	—	(178)	100	—	(78)

As of December 31, 2017
Derivatives	$—	$—	$—	$—	$—	$—

Liability Derivatives	—	—	—	—	—	—

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
As of September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $179,000. As of September 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $179,000.

6.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the nine months ended September 30, 2018. The carrying amount of goodwill was $64.7 million at September 30, 2018, the same as at December 31, 2017.
During the second quarter of 2018, the Company recognized a $125,000 customer list intangible due to the purchase of a registered investment adviser in the Denver, Colorado area.

The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the nine months ended September 30, 2018:

(in thousands)	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
September 30, 2018
Balance, beginning of period	$148	$4,011	$7,040	$744	$103	$12,046
Finite-lived intangible assets acquired	—	—	—	—	125	125
Amortization expense	(28)	(1,600)	—	(143)	(22)	(1,793)
Balance at end of period	$120	$2,411	$7,040	$601	$206	$10,378

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$455	$28,401
Accumulated amortization	(1,200)	(15,795)	—	(779)	(249)	(18,023)
Net book value	$120	$2,411	$7,040	$601	$206	$10,378

7.    Other Assets
The components of the Company’s other assets were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Federal Home Loan Bank Stock	$13,260	$11,324
Prepaid expenses	2,286	2,992
Mortgage servicing rights	2,711	2,316
Assets held for sale	895	—
Federal & state income taxes receivable, current	322	3,120
Accounts receivable & other miscellaneous assets	7,841	3,009
	$27,315	$22,761

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
In the third quarter of 2018, the Company listed a former branch facility for sale as well as a former building used in the past for overflow office capacity. As such, these assets were marked down to fair value after selling costs and moved on the balance sheet from premises and equipment to assets held for sale.

8.    Short-Term Borrowings
Short-term borrowings were as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	2.39%	$19,056	1.77%	$1,000
Securities sold under agreements to repurchase	0.97	68,922	0.71	96,229
Total	1.28%	$87,978	0.73%	$97,229

At September 30, 2018 and December 31, 2017, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.4 million as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, the Bank had municipal securities pledged with a market value of $12.6 million and $12.8 million, respectively, to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks as well as the FHLB. As of September 30,

2018 and December 31, 2017, there were $19.1 million and $1.0 million of borrowings through these correspondent bank federal funds agreements, respectively.
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
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line was renewed in May 2018, and matures on April 30, 2019. The Company had no balance outstanding under this agreement as of September 30, 2018.

9.    Junior Subordinated Notes Issued to Capital Trusts
The Company has established three statutory business trusts under the laws of the state of Delaware: Central Bancshares Capital Trust II, Barron Investment Capital Trust I, and MidWestOne Statutory Trust II. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the respective trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (junior subordinated notes issued by the Company); and (iii) engaging in only those activities necessary or incidental thereto. For regulatory capital purposes, these trust securities qualify as a component of Tier 1 capital.
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2018 and December 31, 2017:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				9/30/2018
September 30, 2018
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,716	Three-month LIBOR + 3.50%	5.83%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,685	Three-month LIBOR + 2.15%	4.52%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	3.92%	12/15/2037	12/15/2012
Total	$24,743	$23,865

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2017
December 31, 2017
Central Bancshares Capital Trust II(1) (2)	$7,217	$6,674	Three-month LIBOR + 3.50%	5.09%	03/15/2038	03/15/2013
Barron Investment Capital Trust I(1) (2)	2,062	1,655	Three-month LIBOR + 2.15%	3.82%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II(1)	15,464	15,464	Three-month LIBOR + 1.59%	3.18%	12/15/2037	12/15/2012
Total	$24,743	$23,793
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

10.    Federal Home Loan Bank Borrowings and Long-Term Debt
Federal Home Loan Bank borrowings and long-term debt were as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	2.20%	$143,000	1.72%	$115,000
Note payable to unaffiliated bank	3.85	8,750	3.32	12,500
Total	2.30%	$151,750	1.88%	$127,500

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
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of September 30, 2018, $8.8 million of that note was outstanding.

11.    Income Taxes
Income tax expense for the three and nine months ended September 30, 2018 and 2017 was equal to or less than the amount computed by applying the maximum effective federal income tax rate of 21% and 35%, respectively, to the income before income taxes, because of the following items:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$1,803	21.0%	$2,898	35.0%	$6,016	21.0%	$9,762	35.0%
Tax-exempt interest	(468)	(5.4)	(808)	(9.7)	(1,459)	(5.0)	(2,389)	(8.6)
Bank-owned life insurance	(84)	(1.0)	(121)	(1.5)	(257)	(0.9)	(346)	(1.2)
State income taxes, net of federal income tax benefit	445	5.2	366	4.4	1,540	5.4	1,214	4.4
Non-deductible acquisition expenses	124	1.4	—	—	124	0.4	—	—
General business credits	(22)	(0.2)	(405)	(4.9)	(62)	(0.2)	(445)	(1.6)
Other	8	—	8	0.1	19	—	(193)	(0.7)
Total income tax expense	$1,806	21.0%	$1,938	23.4%	$5,921	20.7%	$7,603	27.3%

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

The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings per common share computation
Numerator:
Net income	$6,778	$6,342	$22,727	$20,289
Denominator:
Weighted average shares outstanding	12,221,107	12,218,528	12,220,673	11,977,579
Basic earnings per common share	$0.55	$0.52	$1.86	$1.69

Diluted earnings per common share computation
Numerator:
Net income	$6,778	$6,342	$22,727	$20,289
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	12,239,864	12,238,991	12,237,462	11,999,608
Diluted earnings per common share	$0.55	$0.52	$1.86	$1.69

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
In applying valuation techniques, the use of relevant inputs (both observable and unobservable) based on the facts and circumstances must be used. The FASB has defined a fair value hierarchy for these inputs which prioritizes the inputs into three broad levels:

•
Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

•
Level 2 Inputs – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

•
Level 3 Inputs – Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that require significant management judgment or estimation, some of which may be internally developed.

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
Credit Risk Participation Agreements — The Company enters into credit risk participation agreements (“RPAs”) with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. The assets and liabilities are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at September 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,519	$—	$5,519	$—
State and political subdivisions	115,136	—	115,136	—
Mortgage-backed securities	51,896	—	51,896	—
Collateralized mortgage obligations	170,877	—	170,877	—
Corporate debt securities	64,338	—	64,338	—
Total available for sale debt securities	$407,766	$—	$407,766	$—
Derivatives:
Interest rate swaps	$205	$—	$205	$—
RPAs	—	—	—	—
Total derivative assets	$205	$—	$205	$—

Liabilities:
Derivatives:
Interest rate swaps	$125	$—	$125	$—
RPAs	53	—	53	—
Total derivative liabilities	$178	$—	$178	$—

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$15,626	$—	$15,626	$—
State and political subdivisions	141,839	—	141,839	—
Mortgage-backed securities	48,497	—	48,497	—
Collateralized mortgage obligations	168,196	—	168,196	—
Corporate debt securities	71,166	—	71,166	—
Total available for sale debt securities	$445,324	$—	$445,324	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.

Changes in the fair value of available for sale debt securities are included in other comprehensive income, and changes in the fair value of equity securities are included in noninterest income.

The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of September 30, 2018 and December 31, 2017, as more fully described above.

	Fair Value Measurement at September 30, 2018 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,362	$—	$—	$8,362
Other real estate owned	$549	$—	$—	$549

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,927	$—	$—	$3,927
Other real estate owned	$2,010	$—	$—	$2,010

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at September 30, 2018, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2018	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans	$8,362	Modified appraised value	Third party appraisal	NM *	-	NM *	NM *
			Appraisal discount	NM *	-	NM *	NM *
Other real estate owned	$549	Modified appraised value	Third party appraisal	NM *	-	NM *	NM *
			Appraisal discount	NM *	-	NM *	NM *
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

Due to the adoption of ASU 2016-01 as of January 1, 2018, the estimated fair value amounts shown for December 31, 2017 are not comparable to those for September 30, 2018, due to a change in the required methodology (“exit price” only) for determining current estimated fair value. The carrying amount and estimated fair value of financial instruments not carried at fair value, at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$53,379	$53,379	$53,379	$—	$—
Investment securities:
Equity securities	2,797	2,797	2,797	—	—
Debt securities available for sale	407,766	407,766	—	407,766	—
Debt securities held to maturity	191,733	186,057	—	186,057	—
Total investment securities	602,296	596,620	2,797	593,823	—
Loans held for sale	1,124	1,145	—	1,145	—
Loans held for investment, net	2,346,371	2,283,363	—	—	2,283,363
Interest receivable	14,800	14,800	14,800	—	—
Federal Home Loan Bank stock	13,260	13,260	—	13,260	—
Derivative assets	205	205	—	205	—
Financial liabilities:
Deposits:
Non-interest bearing demand	458,576	458,576	458,576	—	—
Interest-bearing checking	1,236,922	1,236,922	1,236,922	—	—
Savings	211,591	211,591	211,591	—	—
Certificates of deposit under $100,000	348,099	342,998	—	342,998	—
Certificates of deposit $100,000 and over	377,071	373,313	—	373,313	—
Total deposits	2,632,259	2,623,400	1,907,089	716,311	—
Federal funds purchased and securities sold under agreements to repurchase	87,978	87,978	87,978	—	—
Federal Home Loan Bank borrowings	143,000	141,110	—	141,110	—
Junior subordinated notes issued to capital trusts	23,865	21,058	—	21,058	—
Long-term debt	8,750	8,750	—	8,750	—
Derivative liabilities	178	178	—	178	—

	December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,972	$50,972	$50,972	$—	$—
Investment securities:
Equity securities	2,336	2,336	2,336	—	—
Debt securities available for sale	445,324	445,324	—	445,324	—
Debt securities held to maturity	195,619	194,343	—	194,343	—
Total investment securities	643,279	642,003	2,336	639,667	—
Loans held for sale	856	871	—	—	871
Loans held for investment, net	2,258,636	2,256,726	—	2,256,726	—
Interest receivable	14,732	14,732	14,732	—	—
Federal Home Loan Bank stock	11,324	11,324	—	11,324	—
Financial liabilities:
Deposits:
Non-interest bearing demand	461,969	461,969	461,969	—	—
Interest-bearing checking	1,228,112	1,228,112	1,228,112	—	—
Savings	213,430	213,430	213,430	—	—
Certificates of deposit under $100,000	324,681	321,197	—	321,197	—
Certificates of deposit $100,000 and over	377,127	374,685	—	374,685	—
Total deposits	2,605,319	2,599,393	1,903,511	695,882	—
Federal funds purchased and securities sold under agreements to repurchase	97,229	97,229	97,229	—	—
Federal Home Loan Bank borrowings	115,000	114,945	—	114,945	—
Junior subordinated notes issued to capital trusts	23,793	19,702	—	19,702	—
Long-term debt	12,500	12,500	—	12,500	—

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
Gains/Losses on Sales of OREO
Gain or loss from the sale of OREO occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. OREO sales for the nine months ended September 30, 2018 and September 30, 2017 were not financed by the Bank.
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.
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

16.    Proposed Merger
On August 21, 2018, the Company entered into a merger agreement with ATBancorp, an Iowa corporation, pursuant to which ATBancorp will merge with and into the Company. In connection with the merger, American Trust & Savings Bank, an Iowa state chartered bank and wholly owned subsidiary of ATBancorp, and American Bank & Trust Wisconsin, a Wisconsin state chartered bank and wholly owned subsidiary of ATBancorp, will merge with and into MidWestOne Bank, which will continue as the surviving bank. The merger agreement also provides that each of the outstanding shares of ATBancorp common stock will be converted into the right of ATBancorp shareholders to receive 117.5500 shares of Company common stock and $992.51 in cash. The corporate headquarters of the combined company will be in Iowa City, Iowa. The merger is anticipated to be completed in the first quarter of 2019.
For further information, please refer to the Current Report on Form 8-K filed by the Company with the SEC on August 22, 2018.

17.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2018, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2018 have been recognized in the consolidated financial statements for the three and nine months ended September 30, 2018. Events or transactions that provided evidence about conditions that did not exist at September 30, 2018, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three and nine months ended September 30, 2018.
On October 16, 2018, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of common stock through December 31, 2020. The new repurchase program replaces the Company's prior repurchase program, pursuant to which the Company had repurchased 33,998 shares of common stock for approximately $1.1 million since the plan was announced in July 2016. The prior program had authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2018.
On October 16, 2018, the board of directors of the Company declared a cash dividend of $0.195 per share payable on December 15, 2018 to shareholders of record as of the close of business on December 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank (the “Bank”). The Bank has locations in central and east-central Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Wealth Management Division of the Bank administers estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers. MidWestOne Insurance Services, Inc., a wholly-owned subsidiary of the Company, provides personal and business insurance services in Iowa. During the second quarter of 2018, the Company purchased a registered investment adviser in Denver, Colorado, which operates through the Bank.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be attained for any other period.
On August 21, 2018, the Company entered into a merger agreement with ATBancorp, an Iowa corporation, pursuant to which ATBancorp will merge with and into the Company. In connection with the merger, American Trust & Savings Bank, an Iowa state chartered bank and wholly owned subsidiary of ATBancorp, and American Bank & Trust Wisconsin, a Wisconsin state chartered bank and wholly owned subsidiary of ATBancorp, will merge with and into MidWestOne Bank, which will continue as the surviving bank. The merger agreement also provides that each of the outstanding shares of ATBancorp common stock will be converted into the right to receive 117.5500 shares of Company common stock and $992.51 in cash. The corporate headquarters of the combined company will be in Iowa City, Iowa. The merger is anticipated to be completed in the first quarter of 2019. For further information, please refer to the Current Report on Form 8-K filed by the Company with the SEC on August 22, 2018.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017
Summary
For the quarter ended September 30, 2018, we earned net income of $6.8 million, which was an increase of $0.5 million from $6.3 million for the quarter ended September 30, 2017. The increase in net income was due primarily to a $3.4 million, or 78.3%, decrease in the allowance for loan losses between the two comparable periods, an increase of $0.1 million, or 1.1%, in noninterest income, and a $0.1 million, or 6.8%, decrease in income tax expense, stemming from the reduction in the maximum corporate federal income tax rate to 21% for 2018 compared to 35% for 2017. These increases were partially offset by an increase of $3.1 million, or 15.5%, in noninterest expense, due primarily to increased salaries and employee benefits of $1.0 million, or 8.4%, and a $0.1 million, or 0.5%, decrease in net interest income, due primarily to an increase of $2.2 million in interest expense partially offset by an increase of $2.1 million in interest income. Both basic and diluted earnings per common share for the third quarter of 2018 were $0.55, versus $0.52 for the third quarter of 2017. Our annualized return on average assets for the third quarter of 2018 was 0.83% compared with 0.81% for the same period in 2017. Our annualized return on average shareholders’ equity was 7.72% for the three months ended September 30, 2018 compared with 7.29% for the three months ended September 30, 2017. The annualized return on average tangible equity was 10.45% for the third quarter of 2018 compared with 10.06% for the same period in 2017.

The following table presents selected financial results and measures as of and for the quarters ended September 30, 2018 and 2017.

	As of and for the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2018	2017
Net Income	$6,778	$6,342
Average Assets	3,258,283	3,102,348
Average Shareholders’ Equity	348,131	344,961
Return on Average Assets*	0.83%	0.81%
Return on Average Shareholders’ Equity*	7.72	7.29
Return on Average Tangible Equity*(1)	10.45	10.06
Total Equity to Assets (end of period)	10.69	11.02
Tangible Equity to Tangible Assets (end of period)(1)	8.61	8.84
Book Value per Share	$28.57	$28.36
Tangible Book Value per Share(1)	22.50	22.20
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity and the ratio of our tangible equity to tangible assets, as well as adjusted noninterest income as a percentage of total revenue and tangible book value per share. We believe these financial measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally, such as presenting how management tracks adjusted noninterest income as a percentage of total revenue against its goal of 25%.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended September 30,
(dollars in thousands)	2018	2017
Net Income:
Net income	$6,778	$6,342
Plus: Intangible amortization, net of tax (1)	432	493
Adjusted net income	$7,210	$6,835
Average Tangible Equity:
Average total shareholders’ equity	$348,131	$344,961
Plus: Average deferred tax liability associated with intangibles	852	2,282
Less: Average intangibles, net of amortization	(75,292)	(77,775)
Average tangible equity	$273,691	$269,468
Return on Average Tangible Equity (annualized)	10.45%	10.06%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017.

	For the Three Months Ended September 30,
(dollars in thousands)	2018	2017
Adjusted Noninterest Income:
Noninterest income	$5,984	$5,916
Less: Gain on sale of debt securities	(192)	(176)
Other gain	(326)	(10)
Adjusted noninterest income	$5,466	$5,730
Total Revenue:
Net interest income	$26,361	$26,492
Plus: Noninterest income	5,984	5,916
Less: Gain on sale of debt securities	(192)	(176)
Other gain	(326)	(10)
Total Revenue	$31,827	$32,222
Adjusted Noninterest Income as a Percentage of Total Revenue(1)	17.2%	17.8%
(1) This measure tracks management’s strategic goal for this measure to be at 25%.

	As of September 30,
(dollars in thousands, except per share amounts)	2018	2017
Tangible Equity:
Total shareholders’ equity	$349,189	$346,563
Plus: Deferred tax liability associated with intangibles	786	2,141
Less: Intangible assets, net	(75,032)	(77,413)
Tangible equity	$274,943	$271,291
Tangible Assets:
Total assets	$3,267,965	$3,144,199
Plus: Deferred tax liability associated with intangibles	786	2,141
Less: Intangible assets, net	(75,032)	(77,413)
Tangible assets	$3,193,719	$3,068,927
Common shares outstanding	12,221,107	12,218,528
Tangible Book Value Per Share	$22.50	$22.20
Tangible Equity/Tangible Assets	8.61%	8.84%

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
Net interest income of $26.4 million for the third quarter of 2018 was down $0.1 million, or 0.5%, from $26.5 million for the third quarter of 2017. An increase in interest income of $2.1 million, or 6.9%, was more than offset by increased interest expense of $2.2 million, or 57.6%. Loan interest income increased $1.9 million, or 7.2%, to $28.1 million for the third quarter of 2018 compared to the third quarter of 2017, as a 2 basis point decrease in loan yield was more than offset by a $155.7 million, or 7.0%, increase in average loan balances between the two periods. Merger-related loan discount accretion saw a decrease of $0.7 million to $0.6 million for the third quarter of 2018. Interest income from investment securities was $4.4 million for the third quarter of 2018, up from $4.1 million for the third quarter of 2017.
Interest expense increased $2.2 million, or 57.6%, to $6.1 million for the third quarter of 2018, compared to $3.9 million for the same period in 2017, primarily due to an increase in the cost of interest-bearing deposits of 28 basis points and an increase in the average balance of $133.9 million between the two periods. Interest expense on borrowed funds was $1.5 million for the third quarter of 2018, up from $1.0 million for the third quarter of 2017, an increase of $0.5 million, or 52.1%. This increase resulted from an increase of 55 basis points in cost, combined with a higher average balance of borrowed funds of $277.7 million for the third quarter of 2018 compared to $247.0 million for the same period last year, an increase of $30.7 million, or 12.4%, between the comparative periods.
Our net interest margin for the third quarter of 2018, calculated on a fully tax-equivalent basis, was 3.56%, or 29 basis points lower than the net interest margin of 3.85% for the third quarter of 2017. The yield on loans decreased 2 basis points and the tax equivalent yield on investment securities decreased by 10 basis points, primarily due to the reduction in the federal income tax rate, resulting in the yield on interest-earning assets for the third quarter of 2018 being 2 basis points lower compared to the third quarter of 2017. The cost of deposits increased 28 basis points, while the average cost of borrowings was higher by 55 basis points for the third quarter of 2018, compared to the third quarter of 2017, reflecting the increasing interest rate environment. We expect further net interest margin compression pressure in the future as rates on deposits are expected to increase more rapidly than yields on loans.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended September 30, 2018 and 2017, reported on a fully tax-equivalent basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Interest-Earning Assets:
Loans (1)(2)	$2,375,100	$28,358	4.74%	$2,219,355	$26,652	4.76%
Investment securities:
Taxable investments	426,674	2,965	2.76	417,896	2,589	2.46
Tax exempt investments (2)	200,577	1,760	3.48	217,535	2,367	4.32
Total investment securities	627,251	4,725	2.99	635,431	4,956	3.09
Federal funds sold and interest-bearing balances	2,541	12	1.87	3,929	19	1.92
Total interest-earning assets	$3,004,892	$33,095	4.37%	$2,858,715	$31,627	4.39%

Cash and due from banks	36,759			35,774
Premises and equipment	77,476			74,962
Allowance for loan losses	(31,441)			(23,054)
Other assets	170,597			155,951
Total assets	$3,258,283			$3,102,348

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,425,768	$1,685	0.47%	$1,345,525	$966	0.28%
Certificates of deposit	729,795	2,940	1.60	676,143	1,934	1.13
Total deposits	2,155,563	4,625	0.85	2,021,668	2,900	0.57
Federal funds purchased and repurchase agreements	99,254	317	1.27	95,387	134	0.56
Federal Home Loan Bank borrowings	143,326	741	2.05	111,576	474	1.69
Long-term debt and other	35,109	416	4.70	40,057	361	3.58
Total borrowed funds	277,689	1,474	2.11	247,020	969	1.56
Total interest-bearing liabilities	$2,433,252	$6,099	0.99%	$2,268,688	$3,869	0.68%

Net interest spread(2)			3.38%			3.71%

Demand deposits	453,124			466,485
Other liabilities	23,776			22,214
Shareholders’ equity	348,131			344,961
Total liabilities and shareholders’ equity	$3,258,283			$3,102,348

Interest income/earning assets (2)	$3,004,892	$33,095	4.37%	$2,858,715	$31,627	4.39%
Interest expense/earning assets	$3,004,892	$6,099	0.81%	$2,858,715	$3,869	0.54%
Net interest margin (2)(3)		$26,996	3.56%		$27,758	3.85%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$270			$446
Securities		365			820
Total tax equivalent adjustment		635			1,266
Net Interest Income		$26,361			$26,492

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loans fees was $(128) thousand, and $(99) thousand for the three months ended September 30, 2018, and September 30, 2017, respectively. Accretion of unearned purchase discounts was $605 thousand and $1.3 million for the three months ended September 30, 2018, and September 30, 2017, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017.
(3)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the three months ended September 30, 2018, compared to the same period in 2017, reported on a fully tax-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2018 Compared to 2017 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$2,447	$(741)	$1,706
Investment securities:
Taxable investments	55	321	376
Tax exempt investments	(174)	(433)	(607)
Total investment securities	(119)	(112)	(231)
Federal funds sold and interest-bearing balances	(7)	—	(7)
Change in interest income	2,321	(853)	1,468
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	58	661	719
Certificates of deposit	161	845	1,006
Total deposits	219	1,506	1,725
Federal funds purchased and repurchase agreements	6	177	183
Federal Home Loan Bank borrowings	153	114	267
Other long-term debt	(238)	293	55
Total borrowed funds	(79)	584	505
Change in interest expense	140	2,090	2,230
Increase in net interest income	$2,181	$(2,943)	$(762)
Percentage change in net interest income over prior period			(2.8)%
Interest income and fees on loans on a tax-equivalent basis in the third quarter of 2018 increased $1.7 million, or 6.4%, compared with the same period in 2017. This increase includes the effect of the merger-related discount accretion of $0.6 million on loans for the third quarter of 2018 compared to $1.3 million of merger-related discount accretion for the third quarter of 2017. Average loans were $155.7 million, or 7.0%, higher in the third quarter of 2018 compared with the third quarter of 2017, primarily resulting from new loan originations exceeding loan payments and payoffs. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was primarily the result of the increase in average balance of loans between the third quarter of 2018 and the comparative period in 2017. The effects of this increase were partially offset by a decrease in the average yield on loans from 4.76% in the third quarter of 2017 to 4.74% in the third quarter of 2018, which was primarily attributable to a decrease in purchase accounting adjustments and the reduction in the federal income tax rate. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $4.7 million in the third quarter of 2018 compared with $5.0 million for the same period of 2017. The tax-equivalent yield on our investment portfolio in the third quarter of 2018 decreased to 2.99% from 3.09% in the comparable period of 2017, primarily due to the impact of the reduction in the federal corporate income tax rate from 35% in 2017 to 21% in 2018. The average balance of investments in the third quarter of 2018 was $627.3 million compared with $635.4 million in the third quarter of 2017, a decrease of $8.2 million, or 1.3%.
Interest expense on deposits increased $1.7 million, or 59.5%, to $4.6 million in the third quarter of 2018 compared with$2.9 million in the same period of 2017. The increased interest expense on deposits was primarily due to an increase of 28 basis points in the weighted average rate paid on interest-bearing deposits to 0.85% in the third quarter of 2018, compared with 0.57% in the third quarter of 2017. An increase in average balances of interest-bearing deposits for the third quarter of 2018 of $133.9 million compared with the same period in 2017, also contributed to increased expense on deposits. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases continue in our market footprint due to competition for deposits.
Interest expense on borrowed funds of $1.5 million in the third quarter of 2018 was an increase of $0.5 million, or 52.1%, from $1.0 million in same period of 2017. Average borrowed funds for the third quarter of 2018 were $30.7 million higher compared with the same period in 2017. A higher level of borrowed funds, primarily due to the $31.8 million increase in the average level of FHLB borrowings combined with a $3.9 million increase in the average level of federal funds purchased and repurchase agreements for the third quarter of 2018, compared to the same period in 2017, was enhanced by an increase in the weighted average rate on borrowed funds to 2.11% for the third quarter of 2018 compared with 1.56% for the third quarter of 2017. The increase in the weighted average rate was due to the interest rate on a portion of the Company’s borrowings being tied to short-term interest rate indexes, which allows them to reprice upward rapidly in an increasing interest rate environment.
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
We recorded a provision for loan losses of $1.0 million in the third quarter of 2018, a decrease of $3.4 million, or 78.3%, from $4.4 million for the third quarter of 2017. The decrease was primarily due to the presence of specific provisions on large credits that occurred in 2017 that did not occur in 2018. Net loans charged off in the third quarter of 2018 totaled $0.5 million, compared to $0.4 million net loans charged off in the third quarter of 2017. We determined an appropriate provision based on our evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believed that the allowance for loan losses was adequate based on the inherent risk in the portfolio as of September 30, 2018; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods.
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
Noninterest Income

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$1,526	$1,454	$72	5.0%
Service charges and fees on deposit accounts	1,148	1,295	(147)	(11.4)
Loan origination and servicing fees	891	1,012	(121)	(12.0)
Other service charges and fees	1,502	1,625	(123)	(7.6)
Bank-owned life insurance income	399	344	55	16.0
Gain on sale or call of debt securities	192	176	16	9.1
Other gain	326	10	316	NM
Total noninterest income	$5,984	$5,916	$68	1.1%
Noninterest income as a % of total revenue*	17.2%	17.8%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income for the third quarter of 2018 increased $0.1 million, or 1.1%, to $6.0 million from $5.9 million in the third quarter of 2017. The greatest increase was in other gain of $0.3 million between the third quarter of 2018 and the third quarter of 2017, due primarily to increased gains on the sale of other real estate owned and derivative income. Other gain (loss) represents gains and losses on the sale other real estate owned, derivatives, premises and equipment, other assets, and the mark-to-market of equity securities. Trust, investment and insurance fees increased $0.1 million, or 5.0%, to $1.5 million for the third quarter of 2018, due to increased trust services activity. These increase were partially offset by a decrease of $0.2 million, or 11.4%, in service charges and fees on deposit accounts to $1.1 million for the third quarter of 2018, compared to $1.3 million for the third quarter of 2017, primarily due to decreased non-sufficient funds charges on deposit accounts. Other service charges and fees decreased $0.1 million, or 7.6%, to $1.5 million in the third quarter of 2018 from $1.6 million in the third quarter of 2017, primarily due to a cumulative adjustment change in how electronic transaction expenses are classified that was made in the third quarter of 2017. Loan origination and servicing fees decreased $0.1 million, or 12.0%, from $1.0 million for the third quarter of 2017 to $0.9 million for the third quarter of 2018. This decrease was primarily due to a lower level of loans originated and sold on the secondary market in the third quarter of 2018 compared to the third quarter of 2017, which was a result of the general decrease in mortgage activity in the Company’s markets.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the three months ended September 30, 2018, noninterest income comprised 17.2% of total revenues, compared with 17.8% for the same period in 2017. Despite recent downward trends in this ratio, management expects to see gradual improvement in future periods due to the implementation of new management strategies in the origination of residential real estate loans, and continued growth in trust, investment and insurance fees. We expect this ratio to be positively impacted by the proposed acquisition of ATBancorp.
Noninterest Expense

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$13,051	$12,039	$1,012	8.4%
Net occupancy and equipment expense	3,951	2,986	965	32.3
Professional fees	1,861	933	928	99.5
Data processing expense	697	723	(26)	(3.6)
FDIC insurance expense	393	238	155	65.1
Amortization of intangible assets	547	759	(212)	(27.9)
Other operating expense	2,311	2,066	245	11.9
Total noninterest expense	$22,811	$19,744	$3,067	15.5%
Noninterest expense for the third quarter of 2018 was $22.8 million, an increase of $3.1 million, or 15.5%, from $19.7 million for the third quarter of 2017. Salaries and employee benefits increased $1.0 million, or 8.4%, from $12.0 million for the third quarter of 2017 to $13.1 million for the third quarter of 2018, primarily due to normal annual salary and personnel adjustments. The Company also realized an expense of $0.3 million related to the retirement of the Company’s Chief Credit Officer, which was effective August 31, 2018, which expense is included in salaries and employee benefits. Occupancy and equipment expense, net, increased $1.0 million, or 32.3%, to $4.0 million for the third quarter of 2018 compared to $3.0 million for the third quarter of 2017, due primarily to a $0.6 million writedown of the value of a former branch facility that is currently listed for sale. Professional fees increased $0.9 million, or 99.5%, for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, mainly due to expenses paid of $0.6 million related to the previously announced merger agreement with ATBancorp. Partially offsetting these increases, amortization of intangible asset expense decreased $0.2 million, or 27.9%, between the two periods.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.0% for the third quarter of 2018, which was lower than the effective tax rate of 23.4% for the third quarter of 2017. Income tax expense was $1.8 million in the third quarter of 2018 compared to $1.9 million for the same period of 2017. The primary reason for the decrease in income tax expense was the reduction in the maximum corporate federal income tax rate to 21% for 2018 compared to 35% for 2017 as a result of the Tax Act enacted by the U.S. government on December 22, 2017. We also realized $0.4 million of historic tax credits in the third quarter of 2017 related to the remodel and restoration of the Company’s headquarters building. We expect the reduction in the federal corporate income tax rate to contribute to higher net income levels in future periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017
Summary
For the nine months ended September 30, 2018, we earned net income of $22.7 million, compared with $20.3 million for the nine months ended September 30, 2017, an increase of 12.0%. The increase in net income was primarily due to a decrease in the provision for loan losses by $2.6 million, or 39.2%, to $4.1 million, compared to $6.7 million for the first nine months of 2017. This decrease was primarily due to the recognition of individual impairments against certain large credits last year with no similarly large impairments in the nine months ended September 30, 2018. In addition, net interest income increased $1.5 million, or 1.9%, for the first nine months of 2018 compared with the same period of 2017. The Company also realized a $1.7 million decrease in income tax expense between the nine months ended September 30, 2018 and the same period in 2017, primarily due to the reduction in the maximum corporate federal income tax rate to 21% for 2018 compared to 35% for 2017. Noninterest income increased by $0.3 million, or 1.8%, between the first nine months of 2017 and 2018. These changes were partially offset by a $3.7 million, or 6.1%, increase in noninterest expense between the comparative nine month periods, primarily due to an increase of $1.9 million, or 5.4%, in salaries and employee benefits, primarily due to normal annual salary and personnel adjustments. Our annualized return on average assets for the first nine months of 2018 was 0.94% compared with 0.88% for the same period in 2017. Our annualized return on average shareholders’ equity was 8.84% for the nine months ended September 30, 2018 versus 8.20% for the nine months ended September 30, 2017. The annualized return on average tangible equity was 12.00% for the first nine months of 2018 compared with 11.47% for the same period in 2017.
The following table presents selected financial results and measures as of and for the nine months ended September 30, 2018 and 2017.

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2018	2017
Net Income	$22,727	$20,289
Average Assets	3,240,123	3,072,998
Average Shareholders’ Equity	343,825	330,682
Return on Average Assets*	0.94%	0.88%
Return on Average Shareholders’ Equity*	8.84	8.20
Return on Average Tangible Equity*(1)	12.00	11.47
Total Equity to Assets (end of period)	10.69	11.02
Tangible Equity to Tangible Assets (end of period)(1)	8.61	8.84
Book Value per Share	$28.57	$28.36
Tangible Book Value per Share(1)	22.50	22.20
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity and the ratio of our tangible equity to tangible assets, as well as adjusted noninterest income as a percentage of total revenue and tangible book value per share. We believe these financial measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally, such as presenting how management tracks adjusted noninterest income as a percentage of total revenue against its goal of 25%.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Net Income:
Net income	$22,727	$20,289
Plus: Intangible amortization, net of tax (1)	1,416	1,568
Adjusted net income	$24,143	$21,857
Average Tangible Equity:
Average total shareholders’ equity	$343,825	$330,682
Less: Average intangibles, net of amortization	(75,799)	(78,550)
Plus: Average deferred tax liability associated with intangibles	1,000	2,585
Average tangible equity	$269,026	$254,717
Return on Average Tangible Equity (annualized)	12.00%	11.47%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017.

	For the Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Adjusted Noninterest Income:
Noninterest income	$17,143	$16,836
Less: Gain on sale or call of debt securities	(197)	(239)
Other gain	(338)	(66)
Adjusted noninterest income	$16,608	$16,531
Total Revenue:
Net interest income	$79,255	$77,764
Plus: Noninterest income	17,143	16,836
Less: Gain on sale or call of debt securities	(197)	(239)
Other gain	(338)	(66)
Total Revenue	$95,863	$94,295
Adjusted Noninterest Income as a Percentage of Total Revenue(1)	17.3%	17.5%
(1) This measure tracks management’s strategic goal for this measure to be at 25%.

	As of September 30,
(dollars in thousands, except per share amounts)	2018	2017
Tangible Equity:
Total shareholders’ equity	$349,189	$346,563
Plus: Deferred tax liability associated with intangibles	786	2,141
Less: Intangible assets, net	(75,032)	(77,413)
Tangible equity	$274,943	$271,291
Tangible Assets:
Total assets	$3,267,965	$3,144,199
Plus: Deferred tax liability associated with intangibles	786	2,141
Less: Intangible assets, net	(75,032)	(77,413)
Tangible assets	$3,193,719	$3,068,927
Common shares outstanding	12,221,107	12,218,528
Tangible Book Value Per Share	$22.50	$22.20
Tangible Equity/Tangible Assets	8.61%	8.84%

Net Interest Income
Our net interest income for the nine months ended September 30, 2018, was $79.3 million, up $1.5 million, or 1.9%, from $77.8 million for the nine months ended September 30, 2017, primarily due to an increase of $6.6 million, or 7.5%, in interest income. Loan interest income increased $6.0 million, or 7.9%, to $82.1 million for the first nine months of 2018 compared to the first nine months of 2017, primarily due to a $157.1 million, or 7.2%, increase in the average balance of loans between the two periods. Loan interest income in 2018 also included the effect of a decrease in the discount accretion related to the merger in 2015 of the Company with Central Bancshares, Inc. (“Central”), to $2.3 million for the nine months ended September 30, 2018, compared to $3.8 million for the nine months ended September 30, 2017. Interest income on investment securities rose $0.6 million, or 5.2%, to $13.2 million for the first nine months of 2018 compared to the first nine months of 2017 primarily due to an increase of $1.8 million in the average balance between the comparative periods. These income increases were partially offset by an increase of $5.2 million, or 46.8%, in interest expense, to $16.2 million for the nine months ended September 30, 2018, compared to $11.0 million for the first nine months of 2017. Interest expense on deposits increased $3.8 million, or 45.4%, to $12.2 million for the nine months ended September 30, 2018 compared to $8.4 million for the nine months ended September 30, 2017, as the average rate for deposits increased 21 basis points, and the average balance of interest-bearing deposits increased $128.3 million, or 6.4%, between the two periods. Interest expense related to borrowings rose $1.4 million, or 51.0% between the two periods, primarily due to a 42 basis point increase in average rate for the first nine months of 2018 compared to the same period of 2017.
The Company posted a net interest margin, calculated on a fully tax-equivalent basis, of 3.64% for the first nine months of 2018, down 21 basis points from the net interest margin of 3.85% for the same period in 2017. For the first nine months of 2018 compared with 2017, the tax equivalent loan yield was unchanged between the two period, on a higher volume of average loans, coupled with a 15 basis point tax equivalent yield decrease on a higher average balance of investment securities, resulted in an overall 1 basis point decrease in the yield on earning assets. On the liability side of the balance sheet, a 21 basis point increase in the cost of deposit was due primarily to the increasing interest rate environment. This, combined with an increase in the cost of borrowed funds of 42 basis points, were the primary factors in a 23 basis point increase in the cost of interest-bearing liabilities for the first nine months of 2018 compared to the same period of 2017.
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the nine months ended September 30, 2018 and 2017, reported on a fully tax-equivalent basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Nine Months Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average Interest-Earning Assets:
Loans (1)(2)	$2,339,357	$82,910	4.74%	$2,182,275	$77,386	4.74%
Investment securities:
Taxable investments	434,941	8,793	2.70	426,429	7,897	2.48
Tax exempt investments (2)	210,817	5,619	3.56	217,524	7,190	4.42
Total investment securities	645,758	14,412	2.98	643,953	15,087	3.13
Federal funds sold and interest-bearing balances	3,078	39	1.69	5,636	51	1.21
Total interest-earning assets	$2,988,193	$97,361	4.36%	$2,831,864	$92,524	4.37%

Cash and due from banks	35,975			35,281
Premises and equipment	77,483			74,960
Allowance for loan losses	(30,135)			(22,625)
Other assets	168,607			153,518
Total assets	$3,240,123			$3,072,998

Average Interest-Bearing Liabilities:
Savings and interest-bearing demand deposits	$1,423,431	$4,187	0.39%	$1,340,521	$2,778	0.28%
Certificates of deposit	722,645	7,983	1.48	677,249	5,591	1.10
Total deposits	2,146,076	12,170	0.76	2,017,770	8,369	0.55
Federal funds purchased and repurchase agreements	105,223	931	1.18	85,197	277	0.43
Federal Home Loan Bank borrowings	132,718	1,873	1.89	104,579	1,321	1.69
Long-term debt and other	36,320	1,196	4.40	41,304	1,051	3.40
Total borrowed funds	274,261	4,000	1.95	231,080	2,649	1.53
Total interest-bearing liabilities	$2,420,337	$16,170	0.89%	$2,248,850	$11,018	0.66%

Net interest spread(2)			3.47%			3.71%

Demand deposits	455,521			472,482
Other liabilities	20,440			20,984
Shareholders’ equity	343,825			330,682
Total liabilities and shareholders’ equity	$3,240,123			$3,072,998

Interest income/earning assets (2)	$2,988,193	$97,361	4.36%	$2,831,864	$92,524	4.37%
Interest expense/earning assets	$2,988,193	$16,170	0.72%	$2,831,864	$11,018	0.52%
Net interest margin (2)(3)		$81,191	3.64%		$81,506	3.85%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$769			$1,251
Securities		1,167			2,491
Total tax equivalent adjustment		1,936			3,742
Net Interest Income		$79,255			$77,764

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loans fees was $(339) thousand, and $(411) thousand for the nine months ended September 30, 2018, and September 30, 2017, respectively. Accretion of unearned purchase discounts was $2.3 million and $3.8 million for the nine months ended September 30, 2018, and September 30, 2017, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017.
(3)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the nine months ended September 30, 2018, compared to the same period in 2017, reported on a fully tax-equivalent basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2018 Compared to 2017 Change due to
(in thousands)	Volume	Rate/Yield	Net
Increase (decrease) in interest income:
Loans, tax equivalent	$5,524	$—	$5,524
Investment securities:
Taxable investments	165	731	896
Tax exempt investments	(215)	(1,356)	(1,571)
Total investment securities	(50)	(625)	(675)
Federal funds sold and interest-bearing balances	(35)	23	(12)
Change in interest income	5,439	(602)	4,837
Increase (decrease) in interest expense:
Savings and interest-bearing demand deposits	192	1,217	1,409
Certificates of deposit	389	2,003	2,392
Total deposits	581	3,220	3,801
Federal funds purchased and repurchase agreements	78	576	654
Federal Home Loan Bank borrowings	383	169	552
Other long-term debt	(198)	343	145
Total borrowed funds	263	1,088	1,351
Change in interest expense	844	4,308	5,152
Change in net interest income	$4,595	$(4,910)	$(315)
Percentage change in net interest income over prior period			(0.4)%
Interest income and fees on loans on a tax-equivalent basis increased $5.5 million, or 7.1%, in the first nine months of 2018 compared to the same period in 2017. This increase reflects the effect of the merger-related discount accretion for loans of $2.3 million in the first nine months of 2018, compared to $3.8 million of discount accretion in the first nine months of 2017. The increased income is due to average loan balances increasing $157.1 million, or 7.2%, for the first nine months of 2018 compared to the same period in 2017, primarily resulting from loan originations exceeding loan payments and payoffs. The yield on loans in the first nine months of 2017 was 4.74%, the same as in the first nine months of 2018. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $14.4 million in the first nine months of 2018 compared with $15.1 million for the same period of 2017. The tax-equivalent yield on our investment portfolio for the first nine months of 2018 decreased to 2.98% from 3.13% in the comparable period of 2017, primarily due to the impact of the reduction in the federal corporate income tax rate from 35% in 2017 to 21% in 2018. The average balance of investments in the first nine months of 2018 was $645.8 million compared with $644.0 million in the first nine months of 2017, an increase of $1.8 million, or 0.3%.
Interest expense on deposits was $12.2 million for the first nine months of 2018 compared with $8.4 million for the same period in 2017. This increase was primarily due to the increase in general interest rates. Additionally, average interest-bearing deposits for the first nine months of 2018 increased $128.3 million, or 6.4%, compared with the same period in 2017, due primarily to an increased focus by the Company on gathering new deposits. The weighted average rate paid on interest-bearing deposits was 0.76% for the first nine months of 2018 compared with 0.55% for the first nine months of 2017. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases continue in our market footprint due to competition for deposits.

Interest expense on borrowed funds in the first nine months of 2018 was $4.0 million, compared with $2.6 million for the same period in 2017, an increase of $1.4 million, or 51.0%. Average borrowed funds for the first nine months of 2018 were $43.2 million higher compared with the same period in 2017. The increase in the average level of FHLB borrowings of $28.1 million, or 26.9%, coupled with an increase in the average balance of federal funds purchased and repurchase agreements of $20.0 million, or 23.5%, was partially offset by a $5.0 million, or 12.1%, decrease in long-term debt and junior subordinated notes, all for the first nine months of 2018 compared to the first nine months of 2017. The weighted average rate on borrowed funds for the first nine months of 2018 was 1.95%, an increase of 42 basis points from 1.53% for the first nine months of 2017. The increase in the weighted average rate was due to the interest rate on a portion of the Company’s borrowings being tied to short-term interest rate indexes, which allows them to reprice upward rapidly in an increasing interest rate environment.
Provision for Loan Losses
We recorded a provision for loan losses of $4.1 million in the first nine months of 2018, compared to $6.7 million for the same period of 2017, a decrease of $2.6 million, or 39.2%. The decreased provision was primarily due to the presence of specific provisions on large credits that occurred in 2017 that did not occur in 2018. Net loans charged off in the first nine months of 2018 totaled $0.8 million compared with $2.0 million in the first nine months of 2017.
Noninterest Income

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Trust, investment, and insurance fees	$4,703	$4,594	$109	2.4%
Service charges and fees on deposit accounts	3,474	3,835	(361)	(9.4)
Loan origination and servicing fees	2,738	2,532	206	8.1
Other service charges and fees	4,464	4,580	(116)	(2.5)
Bank-owned life insurance income	1,229	990	239	24.1
Gain on sale or call of debt securities	197	239	(42)	(17.6)
Other gain	338	66	272	NM
Total noninterest income	$17,143	$16,836	$307	1.8%
Adjusted noninterest income as a % of total revenue*	17.3%	17.5%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
In the first nine months of 2018 total noninterest income increased $0.3 million, or 1.8%, to $17.1 million from $16.8 million during the same period of 2017. This increase was primarily due to an increase in other gain of $0.3 million, to $0.3 million for the nine months ended September 30, 2018 compared to $0.1 million for the same period of 2017. This increase was primarily due to increased gains on the sale of other real estate owned and derivative income. Loan origination and servicing fees increased $0.2 million, or 8.1%, between the first nine months of 2018 and the same period of 2017. This increase was primarily due to the recovery of interest and collection expenses on a charged-off loan in the amount of $0.2 million in the first quarter of 2018 and $0.1 million of income related to the mark-to-market of our loan servicing portfolio, and despite a lower level of loans originated and sold on the secondary market for the first nine months of 2018 compared to the first nine months of 2017, a result of the general decrease in mortgage activity in the Company’s markets. Bank-owned life insurance income increased $0.2 million between the comparative 2017 and 2018 periods due to the purchase of an additional $11.2 million of insurance in the fourth quarter of 2017. Trust, investment and insurance fees increased $0.1 million, or 2.4%, to $4.7 million for the first nine months of 2018, due to increased trust services activity. These increases were partially offset by a decrease in service charges and fees on deposit accounts, which decreased $0.3 million, or 9.4%, to $3.5 million for the first nine months of 2018 compared with $3.8 million for the same period in 2017, primarily due to decreased non-sufficient funds charges on deposit accounts. Other service charges and fees decreased $0.1 million, or 2.5%, in the nine months ended September 30, 2018 compared to the same period of 2017, primarily due to a cumulative adjustment change in how electronic transaction expenses are classified that was made in the third quarter of 2017.
Management’s strategic goal is for noninterest income to constitute 25% of total revenues (net interest income plus noninterest income excluding gain/loss on securities and premises and equipment and impairment of investment securities) over time. For the nine months ended September 30, 2018, noninterest income comprised 17.3% of total revenues, compared with 17.5% for the same period in 2017. Despite recent downward trends in this ratio, management expects to see continued gradual improvement in future periods due to the implementation of new management strategies in the origination of residential real estate loans, and continued growth in trust, investment and insurance fees. We expect this ratio to be positively impacted by the proposed acquisition of ATBancorp.

Noninterest Expense

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$37,647	$35,712	$1,935	5.4%
Net occupancy and equipment expense	10,440	9,323	1,117	12.0
Professional fees	3,614	2,991	623	20.8
Data processing expense	2,076	1,982	94	4.7
FDIC insurance expense	1,104	957	147	15.4
Amortization of intangible assets	1,793	2,412	(619)	(25.7)
Other operating expense	7,026	6,666	360	5.4
Total noninterest expense	$63,700	$60,043	$3,657	6.1%
Noninterest expense increased to $63.7 million for the nine months ended September 30, 2018, compared with $60.0 million for the nine months ended September 30, 2017, an increase of $3.7 million, or 6.1%, with salaries and employee benefits showing the greatest increase of $1.9 million, or 5.4%, from $35.7 million for the nine months ended September 30, 2017, to $37.6 million for the nine months ended September 30, 2018, primarily due to normal annual salary and personnel adjustments. The Company also realized an expense of $0.3 million related to the retirement of the Company’s Chief Credit Officer, which was effective August 31, 2018, which was included in salaries and employee benefits. Occupancy and equipment expense increased $1.1 million, or 12.0%, primarily due to the previously mentioned $0.6 million writedown of the value of a former branch facility that is currently listed for sale. Professional fees increased $0.6 million, or 20.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly due to expenses paid of $0.6 million related to the previously announced merger agreement with ATBancorp. Data processing expense rose $0.1 million, or 4.7%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Partially offsetting these increases, amortization of intangible asset expense decreased $0.6 million, or 25.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 20.7% for the first nine months of 2018, and 27.3% for the first nine months of 2017. Income tax expense decreased to $5.9 million in the first nine months of 2018 compared with $7.6 million for the same period of 2017, primarily due to the reduction in the maximum corporate federal income tax rate to 21% for 2018 compared to 35% for 2017 as a result of the Tax Act enacted by the U.S. government on December 22, 2017. We expect the reduction in the federal corporate income tax rate to contribute to higher net income levels in future periods.

FINANCIAL CONDITION
Our total assets were $3.27 billion at September 30, 2018, an increase of $55.7 million, or 1.7% from December 31, 2017. Loans held for investment, net of unearned income, increased $91.0 million, or 4.0%, from $2.29 billion at December 31, 2017 to $2.38 billion at September 30, 2018, combined with an increase in cash and cash equivalents of $2.4 million, or 4.7%. These increases were partially offset by a decrease in investment securities of $41.0 million, or 6.4%. Total deposits at September 30, 2018, were $2.63 billion, an increase of $26.9 million from December 31, 2017. The mix of deposits saw increases between December 31, 2017 and September 30, 2018 of $23.4 million, or 3.3%, in certificates of deposit, and $8.8 million, or 0.7%, in interest-bearing checking deposits. These increases were partially offset by a decrease of $3.4 million, or 0.7%, in non-interest-bearing demand deposits, and a decrease of $1.8 million, or 0.9%, in savings deposits. Between December 31, 2017 and September 30, 2018, federal funds purchased rose $18.1 million, to $19.1 million compared to $1.0 million, while securities sold under agreements to repurchase declined $27.3 million, due to normal cash need fluctuations by customers. FHLB borrowings rose $28.0 million, or 24.3%, between the two dates. The overall increase in borrowings was the result of growth in the loan portfolio exceeding deposit growth. At September 30, 2018, long-term debt had an outstanding balance of $8.8 million, a decrease of $3.8 million, or 30.0%, from December 31, 2017, due to normal scheduled repayments.
Investment Securities
Investment securities totaled $602.3 million at September 30, 2018, or 18.4% of total assets, a decrease of $41.0 million, from $643.3 million, or 20.0% of total assets, as of December 31, 2017. A total of $407.8 million of the investment securities were classified as available for sale at September 30, 2018, compared to $445.3 million at December 31, 2017. As of September 30, 2018, the portfolio consisted mainly of mortgage-backed securities and collateralized mortgage obligations (42.1%), obligations of states and political subdivisions (40.0%), corporate debt securities (16.5%), and obligations of U.S. government agencies (0.9%). Investment securities held to maturity were $191.7 million at September 30, 2018, compared to $195.6 million at December 31, 2017, and equity securities were $2.8 million at September 30, 2018, compared to $2.3 million at December 31, 2017.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$103,207	4.4%	$105,512	4.6%
Commercial and industrial	523,333	22.0	503,624	22.0
Commercial real estate:
Construction and development	223,324	9.4	165,276	7.3
Farmland	85,735	3.6	87,868	3.8
Multifamily	126,663	5.3	134,506	5.9
Commercial real estate-other	818,068	34.4	784,321	34.3
Total commercial real estate	1,253,790	52.7	1,171,971	51.3
Residential real estate:
One- to four-family first liens	342,755	14.4	352,226	15.4
One- to four-family junior liens	115,768	4.9	117,204	5.1
Total residential real estate	458,523	19.3	469,430	20.5
Consumer	38,796	1.6	36,158	1.6
Total loans	$2,377,649	100.0%	$2,286,695	100.0%
Loans held for investment, net of unearned income, (excluding loans held for sale) increased $91.0 million, or 4.0%, from $2.29 billion at December 31, 2017, to $2.38 billion at September 30, 2018. The mix of loans saw increases between December 31, 2017 and September 30, 2018, primarily concentrated in construction and development, commercial real estate-other, and commercial and industrial. Decreases occurred primarily in residential real estate, multifamily, agricultural, and farmland. As of September 30, 2018, the largest category of loans was commercial real estate loans, comprising approximately 53% of the portfolio, of which 9% of total loans were construction and development, 5% of total loans were multifamily residential mortgages, and 4% of total loans were farmland. Commercial and industrial loans was the next largest category at 22% of total loans, followed by residential real estate loans at 19%, agricultural loans at 4%, and consumer loans at 2%. Included in these totals are $17.5 million, net of a discount of $0.9 million, or 0.7% of the total loan portfolio, in purchased credit impaired loans as a result of the merger between the Company and Central in 2015.
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
Premises and Equipment
As of September 30, 2018, premises and equipment totaled $76.5 million, an increase of $0.5 million, or 0.7%, from December 31, 2017. Additions from capital improvement projects, notably replacement branch locations in South St. Paul, Minnesota and Naples, Florida, offset the $3.2 million effective balance decrease due to depreciation.
Goodwill and Other Intangible Assets
Goodwill was $64.7 million at September 30, 2018 and December 31, 2017. Other intangible assets decreased $1.7 million, or 13.8%, to $10.4 million at September 30, 2018 compared to $12.0 million at December 31, 2017, due primarily to amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Deposits
Total deposits as of September 30, 2018 were $2.63 billion, an increase of $26.9 million, from December 31, 2017. Interest-bearing checking deposits were the largest category of deposits at September 30, 2018, representing approximately 47.0% of total deposits. Total interest-bearing checking deposits were $1.24 billion at September 30, 2018, an increase of $8.8 million, or 0.7%, from December 31, 2017. Included in interest-bearing checking deposits at September 30, 2018 were $37.2 million of brokered deposits in the Insured Cash Sweep (ICS) program, a decrease of $10.7 million, or 22.4%, from $47.9 million at December 31, 2017. Non-interest bearing demand deposits were $458.6 million at September 30, 2018, a decrease of $3.4 million, or 0.7%, from $462.0 million at December 31, 2017. Savings deposits were $211.6 million at September 30, 2018, a decrease of $1.8 million, or 0.9%, from $213.4 million at December 31, 2017. Total certificates of deposit were $725.2 million at September 30, 2018, up $23.4 million, or 3.3%, from $701.8 million at December 31, 2017. Included in total certificates of deposit at September 30, 2018 was $9.1 million of brokered deposits in the Certificate of Deposit Account Registry Service (CDARS) program, an increase of $3.8 million, or 72.5%, from December 31, 2017. Based on recent experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity, as the interest rate environment has begun to trend upward. Approximately 85.7% of our total deposits were considered “core” deposits as of September 30, 2018. Approximately 85.7% of our total deposits were considered “core” deposits as of September 30, 2018.
Debt
Federal Funds Purchased
Federal funds purchased were $19.1 million as of September 30, 2018, compared with $1.0 million as of December 31, 2017, an increase of $18.1 million. The principal function of these funds is to maintain short-term liquidity. See Note 8. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our federal funds purchased.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase declined $27.3 million, or 28.4%, to $68.9 million as of September 30, 2018, compared with $96.2 million as of December 31, 2017. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts. See Note 8. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our securities sold under agreements to repurchase.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $143.0 million as of September 30, 2018, compared with $115.0 million as of December 31, 2017, an increase of $28.0 million, or 24.3%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. See Note 10. “Federal Home Loan Bank Borrowings and Long-Term Debt” to our consolidated financial statements for additional information related to our FHLB borrowings.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.9 million as of September 30, 2018, substantially unchanged from December 31, 2017. See Note 9. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $8.8 million was outstanding as of September 30, 2018. See Note 10. “Federal Home Loan Bank Borrowings and Long-Term Debt” to our consolidated financial statements for additional information related to our long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at September 30, 2018 and December 31, 2017:

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
September 30, 2018
Agricultural	$—	$2,502	$662	$3,164
Commercial and industrial	—	492	11,208	11,700
Commercial real estate:
Construction and development	—	—	100	100
Farmland	—	—	2,367	2,367
Multifamily	—	—	—	—
Commercial real estate-other	—	3,724	4,816	8,540
Total commercial real estate	—	3,724	7,283	11,007
Residential real estate:
One- to four- family first liens	171	636	1,277	2,084
One- to four- family junior liens	—	—	413	413
Total residential real estate	171	636	1,690	2,497
Consumer	—	—	86	86
Total	$171	$7,354	$20,929	$28,454

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
December 31, 2017
Agricultural	$—	$2,637	$168	$2,805
Commercial and industrial	—	1,450	7,124	8,574
Commercial real estate:
Construction and development	—	—	188	188
Farmland	—	—	386	386
Multifamily	—	—	—	—
Commercial real estate-other	—	4,028	5,279	9,307
Total commercial real estate	—	4,028	5,853	9,881
Residential real estate:
One- to four- family first liens	205	755	1,228	2,188
One- to four- family junior liens	2	—	346	348
Total residential real estate	207	755	1,574	2,536
Consumer	—	—	65	65
Total	$207	$8,870	$14,784	$23,861
Not included in the loans above as of September 30, 2018, were purchased credit impaired loans with an outstanding balance of $0.3 million.
Our nonperforming assets (which include nonperforming loans and OREO) totaled $29.0 million as of September 30, 2018, an increase of $3.1 million, or 12.1%, from December 31, 2017. The balance of OREO at September 30, 2018 was $0.5 million, down $1.5 million, from $2.0 million of OREO at December 31, 2017. During the first nine months of 2018, the Company had a net decrease of 17 properties in other real estate owned. All of the OREO property was acquired either through foreclosures or through settlement agreements, and we are actively working to sell all properties held as of September 30, 2018. OREO is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans increased from $23.9 million, or 1.04% of loans held for investment, net of unearned income, at December 31, 2017, to $28.5 million, or 1.20%, at September 30, 2018. At September 30, 2018, nonperforming loans consisted of $20.9 million in nonaccrual loans, $7.4 million in troubled debt restructures (“TDRs”) and $0.2 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $14.8 million, TDRs of $8.9 million, and loans past due 90 days or more and still accruing interest of $0.2 million at December 31, 2017. Nonaccrual loans increased $6.1 million between December 31, 2017, and September 30, 2018, primarily due to $8.7 million of loans being added to nonaccrual status, partially offset by $1.8 million of payments and net charge-offs of $0.8 million. The balance of TDRs decreased $1.5 million between these two dates, primarily due to payments of $1.2 million collected from TDR status borrowers, and two loans totaling $0.3 million moving to non-disclosed status. Loans 90 days or more past due and still accruing interest were largely unchanged between December 31, 2017, and September 30, 2018. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $9.1 million at September 30, 2018, compared with $8.4 million at December 31, 2017. The Company had net loan charge-offs of $0.8 million in the nine months ended September 30, 2018, or an annualized 0.05% of average loans outstanding, compared to net charge-offs of $2.0 million, or an annualized 0.12% of average loans outstanding, for the same period of 2017.
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
During the nine months ended September 30, 2018, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties.
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
We consider all TDRs, regardless of whether they are performing in accordance with their modified terms, to be impaired loans when determining our allowance for loan losses. A summary of restructured loans as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
(in thousands)	2018	2017
Restructured Loans (TDRs):
In compliance with modified terms	$7,354	$8,870
Not in compliance with modified terms - on nonaccrual status or 90 days or more past due and still accruing interest	4,509	4,778
Total restructured loans	$11,863	$13,648
Allowance for Loan Losses
Our ALLL as of September 30, 2018 was $31.3 million, which was 1.32% of total loans as of that date. This compares with an ALLL of $28.1 million as of December 31, 2017, which was 1.23% of total loans as of that date. Gross charge-offs for the first nine months of 2018 totaled $1.6 million, while there were $0.8 million in recoveries of previously charged-off loans. The increase in the allowance for loan losses was primarily due to loan growth (excluding loans held for sale) of $91.0 million for the nine months ended September 30, 2018, combined with some indicated weakness in the agricultural sector. The ratio of annualized net loan charge offs to average loans for the first nine months of 2018 was 0.05% compared to 0.51% for the year ended December 31, 2017. As of September 30, 2018, the ALLL was 109.9% of nonperforming loans compared with 117.6% as of December 31, 2017. Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2018, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
There were no changes to our ALLL calculation methodology during the first nine months of 2018. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
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
We monitor the loan to value (“LTV”) ratio of all loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At September 30, 2018, there were 25 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 124 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 6 of these equity loans and other financial institutions have the first lien on the remaining 118. Additionally, there were 165 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines. No additional allocation of the ALLL is made for loans that exceed internal and supervisory guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2018, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $349.2 million as of September 30, 2018, compared to $340.3 million as of December 31, 2017, an increase of $8.9 million, or 2.6%. This increase was primarily attributable to net income of $22.7 million for the first nine months of 2018. This increase was partially offset by the payment of $7.2 million in common stock dividends, and a $6.5 million decrease in accumulated other comprehensive income due to market value adjustments on investment securities available for sale. In addition, there was a $0.4 million increase in treasury stock due to the repurchase of 33,998 shares of Company common stock at a cost of $1.1 million, partially offset by the issuance of 35,494 shares of Company common stock in connection with stock compensation plans during the first nine months of 2018. The total shareholders’ equity to total assets ratio was 10.69% at September 30, 2018, up from 10.59% at December 31, 2017. The tangible equity to tangible assets ratio (a non-GAAP financial measure) was 8.61% at September 30, 2018, compared with 8.44% at December 31, 2017. Book value was $28.57 per share at September 30, 2018, an increase from $27.85 per share at December 31, 2017. Tangible book value per share (a non-GAAP financial measure) was $22.50 at September 30, 2018, an increase from $21.67 per share at December 31, 2017.
Our Tier 1 capital to risk-weighted assets ratio was 11.06% as of September 30, 2018 and was 10.96% as of December 31, 2017. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2018, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions.
The Company and the Bank are subject to the Basel III regulatory capital reforms (the “Basel III Rules”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion which are not publicly traded companies). In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in, which began January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% of risk-weighted assets in 2017, is 1.875% of risk-weighted assets in 2018, and further increases to the final level of 2.5% on January 1, 2019. At

September 30, 2018, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 4.18%, while the Bank’s was 3.97%.
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

	At September 30,	At December 31,
(in thousands)	2018	2017
Tier 1 capital
Total shareholders’ equity	$349,189	$340,304
Less: Net unrealized gains on securities available for sale	9,090	2,602
Disallowed Intangibles	(74,164)	(73,340)
Common equity tier 1 capital	$284,115	269,566
Plus: Junior subordinated notes issued to capital trusts (qualifying restricted core capital)	23,865	23,793
Tier 1 capital	$307,980	$293,359
Risk-weighted assets	$2,784,408	$2,677,721
Tier 1 capital to risk-weighted assets	11.06%	10.96%
Common Equity Tier 1 capital to risk-weighted assets	10.20%	10.07%

The following table provides the capital levels and minimum required capital levels for the Company and the Bank:

	Actual		For Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018
Consolidated:
Total capital/risk based assets	$339,258	12.18%	$274,960	9.875%	N/A	N/A
Tier 1 capital/risk based assets	307,980	11.06	219,272	7.875	N/A	N/A
Common equity tier 1 capital/risk based assets	284,115	10.20	177,506	6.375	N/A	N/A
Tier 1 capital/adjusted average assets	307,980	9.65	127,606	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$332,218	11.97%	$274,163	9.875%	$277,633	10.00%
Tier 1 capital/risk based assets	300,940	10.84	218,636	7.875	222,107	8.00
Common equity tier 1 capital/risk based assets	300,940	10.84	176,991	6.375	180,462	6.50
Tier 1 capital/adjusted average assets	300,940	9.45	127,441	4.000	159,302	5.00
At December 31, 2017
Consolidated:
Total capital/risk based assets	$321,459	12.00%	$247,689	9.250%	N/A	N/A
Tier 1 capital/risk based assets	293,359	10.96	194,135	7.250	N/A	N/A
Common equity tier 1 capital/risk based assets	269,566	10.07	153,969	5.750	N/A	N/A
Tier 1 capital/adjusted average assets	293,359	9.48	123,831	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$322,679	12.08%	$247,010	9.250%	$267,038	10.00%
Tier 1 capital/risk based assets	294,620	11.03	193,603	7.250	213,631	8.00
Common equity tier 1 capital/risk based assets	294,620	11.03	153,547	5.750	173,575	6.50
Tier 1 capital/adjusted average assets	294,620	9.53	123,678	4.000	154,598	5.00
* The ratios for December 31, 2017 include a capital conservation buffer of 1.25%, and the ratios for September 30, 2018 include a capital conservation buffer of 1.875%
On February 15, 2018, 32,460 restricted stock units were granted to certain officers of the Company, and on May 15, 2018, 5,720 restricted stock units were granted to members of the board of directors of the Company. On June 15, 2018, 6,780 restricted stock units were granted to certain officers of the Company. Additionally, during the first nine months of 2018, 28,525 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,731 shares were surrendered by grantees to satisfy tax requirements, and 960 nonvested restricted stock units were forfeited. In the first nine months of 2018, 9,700 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $53.4 million as of September 30, 2018, compared with $51.0 million as of December 31, 2017. Interest-bearing deposits in banks at September 30, 2018, were $4.2 million, a decrease of $1.3 million from $5.5 million at December 31, 2017. Debt securities classified as available for sale, totaling $407.8 million and $445.3 million as of September 30, 2018 and December 31, 2017, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of September 30, 2018 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2017 and September 30, 2018 were FHLB borrowings, deposits, and federal funds purchased. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can at times be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of September 30, 2018, we had $8.8 million of long-term debt outstanding to an unaffiliated banking organization. See Note 10. “Federal Home Loan Bank Borrowings and Long-Term Debt” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.9 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 9. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of September 30, 2018, outstanding commitments to extend credit totaled approximately $511.9 million.
Commitments under standby and performance letters of credit outstanding totaled $15.5 million as of September 30, 2018. We do not anticipate any losses as a result of these transactions, and expect to have sufficient liquidity to fulfill outstanding credit commitments and letters of credit.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2018, there were approximately $1.1 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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

•
the risk of mergers, including with ATBancorp, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

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
Net cash inflows from operating activities were $31.0 million in the first nine months of 2018, compared with $34.0 million in the first nine months of 2017. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $62.4 million in the first nine months of 2018, compared to net cash outflows of $76.5 million in the comparable nine-month period of 2017. In the first nine months of 2018, net cash outflows related to the net increase in loans were $92.3 million for the first nine months of 2018, compared with $100.9 million of net cash outflows for the same period of 2017. Investment securities transactions resulted in net cash inflows of $31.7 million, compared to inflows of $24.2 million during the same period of 2017.
Net cash inflows from financing activities in the first nine months of 2018 were $33.8 million, compared with net cash inflows of $41.4 million for the same period of 2017. The largest financing cash inflows during the nine months ended September 30, 2018 were a net increase of $28.0 million in FHLB borrowings, an increase of $26.9 million in deposits, and an increase of $18.1 million in federal funds purchased. Uses of cash were a decrease of $27.3 million in securities sold under agreements to repurchase, $7.2 million to pay dividends, and $3.8 million of payments on long-term debt.
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
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of September 30, 2018, the Bank had $143.0 million in outstanding FHLB borrowings, leaving $137.3 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2018.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2018, the Bank had municipal securities with an approximate market value of $12.6 million pledged for liquidity purposes, and had a borrowing capacity of $11.4 million.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between September 30, 2018 and December 31, 2017. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2018
Dollar change	$(2,873)	$(729)	$55	$(361)
Percent change	(2.8)%	(0.7)%	0.1%	(0.4)%
December 31, 2017
Dollar change	$(2,873)	$(729)	$55	$(361)
Percent change	(2.8)%	(0.7)%	0.1%	(0.4)%
As of September 30, 2018, 37.4% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 64.4% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2018, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of common stock through December 31, 2020. The new repurchase program replaces the Company's prior repurchase program, pursuant to which the Company had repurchased 33,998 shares of common stock for approximately $1.1 million since the plan was announced in July 2016. The prior program had authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2018.
There were no repurchases of stock in the third quarter of 2018.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger between MidWestOne Financial Group, Inc. and ATBancorp, dated August 21, 2018	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2018

10.1	Release and Waiver of Claims between MidWestOne Financial Group, Inc. and Kent L. Jehle, dated as of August 31, 2018	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 5, 2018	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)