Form 10-K
period 2018-12-31
MidWestOne Financial Group, Inc.
filed 2019-03-08
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $384.2 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 6, 2019, was 12,171,032.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 18, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We currently operate primarily through our bank subsidiary, MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”), as well as MidWestOne Insurance Services, Inc., our wholly owned subsidiary that operates through three agencies located in central and east-central Iowa.
On August 21, 2018, the Company entered into a merger agreement with ATBancorp, an Iowa corporation, pursuant to which ATBancorp will merge with and into the Company. In connection with the merger, American Trust & Savings Bank, an Iowa state chartered bank and wholly owned subsidiary of ATBancorp, and American Bank & Trust Wisconsin, a Wisconsin state chartered bank and wholly owned subsidiary of ATBancorp, will merge with and into the Bank, which will continue as the surviving bank. The merger agreement also provides that each of the outstanding shares of ATBancorp common stock will be converted into the right of ATBancorp shareholders to receive 117.55 shares of Company common stock and $992.51 in cash. The corporate headquarters of the combined company will be in Iowa City, Iowa. The merger will add approximately $1.3 billion in assets to the Company along with 17 branch locations. The merger is anticipated to be completed in the second quarter of 2019. Following the completion of the merger transaction, we expect current ATBancorp shareholders will own approximately 25% of MidWestOne’s outstanding common stock.
As of December 31, 2018, we had total consolidated assets of $3.29 billion, total deposits of $2.61 billion and total shareholders’ equity of $357.1 million, all of which is common shareholders’ equity. For the year ended December 31, 2018, we generated net income available to common shareholders of $30.4 million, which was an increase from the net income available to common shareholders of $18.7 million for the year ended December 31, 2017, and an increase from the net income available to common shareholders of $20.4 million for the year ended December 31, 2016. For our complete financial information as of December 31, 2018 and 2017 and for each of the years in the three-year period ended December 31, 2018, see Item 8. Financial Statements and Supplementary Data.
The Bank operates a total of 45 banking offices. It operates 23 branches in 13 counties throughout central and east-central Iowa, and 18 offices, which includes 17 branches and a loan production office, in the Twin Cities metro area and western Wisconsin. Additionally, the Bank operates two Florida branches in Naples and Fort Myers, and two offices in the Denver, Colorado area, one of which is a branch and one of which is used exclusively for investment advisory services. The Bank provides full-service retail banking in and around the communities in which its branch offices are located. Deposit products offered include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The Bank offers commercial and industrial, agricultural, commercial and residential real estate and consumer loans. Other products and services include debit cards, automated teller machines, online banking, mobile banking, and safe deposit boxes. The principal services of the Bank consist of making loans to and accepting deposits from individuals, businesses, governmental units and institutional customers. The Bank also has a trust and investment department through which it offers a variety of trust and investment services, including administering estates, personal trusts, and conservatorships and providing property management, farm management, custodial, financial planning, investment advisory and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
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
Market Areas
Our holding company’s principal offices are located in Iowa City, Iowa. The city of Iowa City is located in east-central Iowa, approximately 220 miles west of Chicago, Illinois, and approximately 115 miles east of Des Moines, Iowa. It is situated approximately 60 miles west of the Mississippi River on Interstate 80 and is the home of the University of Iowa, a public university with approximately 24,500 undergraduate students and 8,900 graduate and professional students. Iowa City is the home of the University of Iowa Hospitals and Clinics, a 811-bed comprehensive academic medical center and regional referral center with approximately 1,650 staff physicians, residents, and fellows and approximately 2,300 professional nurses. The city of Iowa City has a total population of approximately 76,000 and the Iowa City metropolitan statistical area (“MSA”) has a total population of approximately 171,000. Iowa City is the fifth largest city in the state of Iowa. Based on deposit information collected by the Federal Deposit Insurance Corporation (the ”FDIC”) as of June 30, 2018, the most recent date for which data is available, the Bank had the second highest deposit market share in the Iowa City MSA at approximately 15.9% compared to 19 other institutions in the market.
The Bank operates 23 branch offices in 13 counties in central and east-central Iowa, 13 branches along with a loan production office in Minnesota, 4 branches in Wisconsin, 2 branches in Florida, and 1 branch in Denver, Colorado. Based on deposit information collected by the FDIC as of June 30, 2018, in 6 of the 13 counties in Iowa, the Bank held between 8% and 42% of the deposit market share, which includes Mahaska County, Iowa, where the Bank held approximately 42% of the deposit market share. In the remaining 7 counties of Iowa, the Bank’s market share was less than 8%. In Chisago County, Minnesota, the Bank held approximately 18% of the deposit market share, but less than 6% of the deposit market share in the other 7 counties in Minnesota. In Polk County, Wisconsin, the Bank held approximately 24% of the deposit market share. In the remaining 4 counties in Wisconsin, Florida and Colorado, the Bank’s market share was less than 5%. Following the anticipated merger with ATBancorp, the Bank will also have 32% of the deposit market share in Dubuque County, Iowa, and 11% of the deposit market share in Grant County, Wisconsin.
Lending Activities
General
We provide a range of commercial and retail lending services to businesses, individuals and government agencies. These credit activities include commercial and residential real estate loans; commercial and industrial loans; agricultural loans; and consumer loans.
We market our services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the business communities in which we operate. Through professional service, competitive pricing and innovative structure, we have been successful in attracting new lending customers. We also actively pursue consumer lending opportunities. With convenient locations, advertising, customer communications, and competitive technology, we believe that we have been successful in capitalizing on the credit needs of our market areas.
Our management emphasizes credit quality and seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. We have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow, interest rate and credit history of the borrower.
Real Estate Loans
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2018, construction and development loans constituted approximately 9.1% of our total loan portfolio.
 Mortgage Loans. We offer residential, commercial and agricultural mortgage loans. As of December 31, 2018, we had $1.73 billion in combined residential, commercial, including construction and development loans, and farmland mortgage loans outstanding, which represented approximately 72.1% of our total loan portfolio.

Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 19.3% of our total loan portfolio at December 31, 2018. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio, but sell most long-term loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2018, we serviced approximately $299.6 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2018, commercial and farmland real estate mortgage loans, including construction and development loans, constituted approximately 52.8% of our total loan portfolio.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2018, commercial and industrial loans comprised approximately 22.2% of our total loan portfolio.
Agricultural Loans
Due to the rural market areas in and around which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 4.1% of our total loan portfolio at December 31, 2018.
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
Consumer Lending
Our consumer lending department provides all types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2018, consumer loans comprised only 1.6% of our total loan portfolio.

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
Trust and Investment Services
We offer trust and investment services, primarily in our Iowa market at this time, to help our business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, personal trusts, and conservatorships, and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.
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
The banking industry is highly competitive, and we face strong direct competition for deposits, loans, and other finance-related services. Our offices in Iowa, Minnesota, Wisconsin, Florida, and Colorado compete with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. We compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees we charge, the variety of our loan products and the efficiency and quality of services we provide to borrowers, with an emphasis on building long-lasting relationships. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as that imposed on federally insured state-chartered banks. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services without a physical presence in a given market. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
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
Employees
As of December 31, 2018, we had 597 full-time equivalent employees. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.
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
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with our insiders and affiliates and the payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex. For a discussion of capital requirements, see “-The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.
The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.
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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion that do not have securities registered with the SEC). Banking organizations became subject to the Basel III Rule on January 1, 2015 and all parts of it were fully phased-in as of January 1, 2019.
The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.

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
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
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
As of December 31, 2018: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.
Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
The Potential for Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized. Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.
We are in the process of considering the Federal Reserve’s CBLR proposal and will await the final regulation to determine whether it will elect the framework.
Regulation and Supervision of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHCA”). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Bank as the Federal Reserve may require.
Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “-The Role of Capital” above.
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, we have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “-The Role of Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “-The Role of Capital” above.
Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices.
The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like us that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.
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

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.
Supervision and Regulation of the Bank
General. The Bank is an Iowa-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Iowa-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act is based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.
FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Federal Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2018 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.
Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2018, the Bank paid supervisory assessments to the Iowa Division totaling approximately $141,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “-The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ration (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ration (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of these developments.
Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “-The Role of Capital” above.
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
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.
Anti-Money Laundering. The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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
As of December 31, 2018, the Bank did not exceed these guidelines.
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
Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.
The CFPB’s rules have not had a significant impact on our operations, except for higher compliance costs.
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

•
the risks of mergers, including with ATBancorp, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

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

•	the failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, nationally, internationally, or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	war or terrorist activities which may cause deterioration in the economy or cause instability in credit markets;

•	the effects of cyber-attacks;

•	the imposition of tariffs or other domestic or international government policies impacting the value of agricultural or other products of our borrowers; and

•	other factors and risks described under “Risk Factors” herein.

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
Economic and Market Risks
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
Substantially all of our business is conducted in the states of Iowa and Minnesota, and after the anticipated merger with ATBancorp, Wisconsin, and a significant portion is conducted in rural communities. The upper-Midwest economy, in general, is heavily dependent on agriculture and therefore the regional economy, and particularly the economies of the rural communities that we serve, can be greatly affected by severe weather conditions, including hail, droughts, storms, tornadoes and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy, which would negatively affect our profitability.
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
Rising interest rates will likely result in a decline in value of our fixed-rate debt securities. Any unrealized losses resulting from holding available for sale securities are recognized in other comprehensive income (or net income, if the decline is other-than- temporary), and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios used by many investors would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
In late 2015, the Federal Reserve’s Open Market Committee began the process of raising short-term interest rates from near-zero levels, and the Federal Reserve has raised the target federal funds rate by 100 basis points in 2018 and 75 basis points in 2017. If short-term interest rates continue to increase and long-term interest rates do not rise, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest-earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
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
We are subject to risk concerning the discontinuance of the London Inter-bank Offered Rate (“LIBOR”).
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.
Credit and Lending Risks
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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $1.27 billion, or approximately 52.8% of our total loan portfolio, as of December 31, 2018. Of this amount, $380.2 million, or approximately 15.8% of our total loan portfolio, are loans secured by owner-occupied property, and $888.4 million, or approximately 37.0% of our loan portfolio, are secured by non-owner occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts) were $630.1 million, or approximately 26.3% of our total loan portfolio, as of December 31, 2018. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
Payments on agricultural loans are dependent on the successful operation or management of the farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies, tariffs, and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural portfolio. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
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
At December 31, 2018, our allowance for loan losses as a percentage of total gross loans was 1.22% and as a percentage of total nonperforming loans was approximately 114.60%. Although management believes that the allowance for loan losses is appropriate to absorb probable loan losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. We may be required to make additional provisions for loan losses in the future to supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. If we experience significant charge-offs in future periods or charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. An increase in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative impact on our financial condition and results of operations. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2018, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings, and excluded purchased credit impaired loans) totaled $25.6 million, or 1.07% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus foreclosed assets, net) totaled $26.1 million, or 1.09% of loans. In addition, we had $5.6 million in accruing loans (not included in the nonperforming loan totals) that were 31-89 days delinquent as of December 31, 2018.
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
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
Capital & Liquidity Risks
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
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2018, we had $253.1 million of municipal securities (recorded values), which represented 41.3% of our total securities portfolio. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies.

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
As of December 31, 2018, we had $23.9 million of junior subordinated debentures held by three statutory business trusts that we control. Interest payments on the debentures, which totaled $1.2 million for the year ended December 31, 2018, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
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
Competitive and Strategic Risks
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
If the merger with ATBancorp is completed, difficulties in combining the operations of ATBancorp and the Company may prevent the Company from achieving the expected benefits from the merger.
The Company may not be able to achieve the strategic objectives and operating efficiencies it hopes to achieve in the merger. The anticipated benefits of the merger may not be fully realized, may not be realized at all or may take longer to realize than expected. The success of the merger will depend on a number of factors, including the Company’s ability to:

•
integrate the operations of ATBancorp and the Company, including successfully integrating and combining the technology, financial, credit, security and legal reporting systems and controls of the Company and ATBancorp;

•	maintain existing relationships with depositors so as to minimize withdrawals of deposits after the merger;

•	maintain and enhance existing relationships with borrowers so as to limit unanticipated losses from loans of ATBancorp’s banking subsidiaries and the Bank;

•	maintain existing relationships of key employees of ATBancorp;

•	control the incremental non-interest expense so as to maintain overall operating efficiencies; and

•	compete effectively in the communities served by ATBancorp and the Company.
If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.
If the merger is delayed or not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected, and the market price or value of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with ATBancorp, as well as the costs and expenses of filing certain required documents with the SEC in connection with the merger. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the merger, could have a material adverse effect on the Company’s business, financial condition and results of operations.
If the Company fails to successfully integrate ATBancorp into its internal control over financial reporting or if the internal control of ATBancorp over financial reporting were found to be ineffective, the integrity of the Company’s financial reporting could be compromised which could result in a material adverse effect on the Company’s reported financial results or in the determination of the effectiveness of the Company’s internal controls over financial reporting.
As a private company, ATBancorp has not been subject to the requirements of the Exchange Act with respect to internal control over financial reporting. The integration of ATBancorp into the Company’s internal control over financial reporting will require significant time and resources from management and other personnel and will increase compliance costs. If the Company fails to successfully integrate the operations of ATBancorp into its internal control over financial reporting, the Company’s internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on the Company’s ability to accurately report its financial results and the market’s perception of its business and its stock price.
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
We plan to continue to grow our businesses organically but remain open to considering potential bank or other acquisition opportunities that make financial and strategic sense. In the event that we do pursue acquisitions, such as the pending acquisition of ATBancorp, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.
In any acquisition that we complete, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations. Acquisition activities could be material to our business and involve a number of risks, including the following:

•
We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business.

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
Accounting and Tax Risks
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
The Company is subject to changes in tax law and may not realize tax benefits which could adversely affect our results of operations.
Changes in tax laws at national or state levels could have an effect on the Company’s short-term and long-term earnings. Tax law changes are both difficult to predict and are beyond the Company’s control. Changes in tax laws could affect the Company’s earnings as well as its customers’ financial positions, or both. On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”) which, effective January 2018, reduced the federal corporate tax rate as well as adjusted tax rates, deductions and exemptions for individuals and businesses alike. While the reduction in the corporate tax rate could benefit the Company long-term, the Company took a one-time, non-cash charge of $3.2 million in the fourth quarter of 2017 as a result of the revaluation of the Company’s net deferred tax position following the enactment of the Tax Act.
Deferred tax assets are designed to reduce subsequent period’s income tax expense and arise, in part, as a result of net loss carry-overs, and other book accounting to tax accounting differences including the allowance for loan losses, stock-based compensation, and deferred compensation. Such items are recorded as assets when it is anticipated the tax consequences will be recorded in future periods. A valuation allowance is established against a deferred tax asset when it is unlikely the future tax effects will be realized. Significant judgment by management about matters that are by nature uncertain is required to record a deferred tax asset and establish a valuation allowance.
In evaluating the need for a valuation allowance, the Company estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. If future events differ significantly from our current forecasts, the Company may need to establish a valuation allowance against its net deferred tax assets, which would have a material adverse effect on our results of operations and financial condition. In addition, current portions of the net deferred tax assets relate to tax-effected state net operating loss carry-forwards, the utilization of which may be further limited in the event of certain material changes in the Company’s ownership.
In addition, changes in ownership could further limit the Company’s realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitation of Section 382 of the Internal Revenue Code (the “Code”). Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carry-forwards and certain built-in losses recognized in years after the ownership change. The Company issued a significant amount of common stock in connection with the acquisition of Central Bancshares, Inc. (“Central”) in 2015 and will issued a significant amount of common stock in connection with the in the proposed acquisition of ATBancorp. While the issuance of stock does not affect an ownership change under Section 382, it may make it more likely that an ownership change under Section 382 will occur in the future. If the Company undergoes an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use net operating loss carry-forwards, tax credit carry-forwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382. The limitation may affect the amount of the Company’s deferred income tax asset and, depending on the limitation, a portion of its built-in losses. Net operating loss carry-

forwards or tax credit carry-forwards could expire before the Company would be able to use them. This could adversely affect the Company’s financial position, results of operations and cash flow.
Operational Risks
We face the risk of possible future goodwill impairment.
We performed a valuation analysis of our goodwill, $64.7 million related to our acquisition of Central, as of October 1, 2018, and also an additional valuation analysis of our goodwill at December 31, 2018, and neither analysis indicated any impairment existed. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in goodwill impairment charges. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2018, the fair value of our securities portfolio was approximately $609.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/ or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.
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
Regulatory Risks
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
The Federal Reserve, the FDIC, and the Iowa Division periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place our bank into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.
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

Common Stock Risks
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
The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, government shutdowns, trade wars, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.
Certain shareholders own a significant interest in the company and may exercise their control in a manner detrimental to your interests.
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 23.1% of our outstanding common stock. Following the anticipated merger with ATBancorp, ATBancorp’s shareholders are expected to own approximately 25% of MidWestOne’s outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table is a listing of the Company’s operating facilities:

Facility Address	Facility Square Footage	Owned or Leased

Iowa Offices
802 13th Street in Belle Plaine	5,013	Owned
3225 Division Street in Burlington	10,550	Owned
4510 Prairie Parkway in Cedar Falls	14,500	Owned
120 West Center Street in Conrad	8,382	Owned
110 First Avenue in Coralville	5,000	Owned
58 East Burlington Avenue in Fairfield	5,896	Owned
2408 West Burlington Avenue in Fairfield	3,520	Owned
926 Avenue G in Fort Madison	3,548	Owned
102 South Clinton Street in Iowa City (1)	58,440	Owned
500 South Clinton Street in Iowa City (2)	44,427	Owned
1906 Keokuk Street in Iowa City	6,333	Owned
2233 Rochester Avenue in Iowa City	3,916	Owned
202 Main Street in Melbourne	2,800	Owned
10030 Highway 149 in North English	2,080	Owned
465 Highway 965 NE, Suite A in North Liberty	3,245	Leased
124 South First Street in Oskaloosa	7,160	Owned
222 First Avenue East in Oskaloosa	6,692	Owned
1001 Highway 57 in Parkersburg	7,420	Owned
700 Main Street, Suite 100 in Pella	6,817	Leased
500 Oskaloosa Street in Pella	1,960	Owned
112 North Main Street in Sigourney	4,440	Owned
3110 Kimball Avenue in Waterloo	3,364	Leased
305 West Rainbow Drive in West Liberty	4,791	Owned

Minnesota Offices
7111 21st Avenue N. in Centerville	3,167	Owned
7031 20th Avenue S. in Centerville (3)	2,400	Leased
11151 Lake Boulevard in Chisago City	2,500	Owned
3585 124th Avenue in Coon Rapids	4,125	Owned
6640 Shady Oak Road in Eden Prairie	4,464	Leased
18233 Carson Court NW in Elk River	6,393	Owned
1650 South Lake Street in Forest Lake	8,150	Owned
945 Winnetka Avenue N. in Golden Valley	18,078	Owned
2120 Hennepin Avenue S. in Minneapolis	4,360	Owned
2104 Hastings Avenue in Newport	16,600	Owned
750 Central Avenue E., Suite 100 in Saint Michael	7,378	Leased
930 Southview Boulevard in South Saint Paul	6,970	Owned
2270 Frontage Road W. in Stillwater	12,730	Owned
3670 East County Line N. in White Bear Lake	5,440	Owned

Facility Address	Facility Square Footage	Owned or Leased

Wisconsin Offices
404 County Road UU in Hudson	5,300	Owned
880 Sixth Street N. in Hudson	4,763	Owned
304 Cascade Street in Osceola	21,500	Owned
2183 US Highway 8 E. in Saint Croix Falls	3,400	Owned

Florida Offices
8690 Gladiolus Drive in Fort Myers	6,689	Owned
4099 Tamiami Trail N., Suite 100 in Naples	9,365	Leased

Colorado Office
1899 Wynkoop Street, Suite 100 in Denver	4,052	Leased
8670 Wolff Court in Westminster(4)	603	Leased

(1) - This facility is utilized as a branch in addition to housing the Company’s headquarters.
(2) - This facility contains a total of 63,206 square feet, of which the Bank occupies 44,427 square feet.
(3) - This facility is not a full service branch, but is used exclusively for the origination of Small Business Administration (“SBA”) loans.
(4) - This facility is not a full service branch, but is used exclusively for investment advisory services.

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
As of March 6, 2019, there were 12,171,032 shares of common stock outstanding held by approximately 416 holders of record. Additionally, there are an estimated 2,715 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.
Repurchases of Company Equity Securities
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
The following table sets forth information about the Company’s purchases of its common stock in the fourth quarter of 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2018	—	$—	—	$5,000,000
November 1 - 30, 2018	—	—	—	5,000,000
December 1 - 31, 2018	42,130	24.85	42,130	3,952,883
Total	42,130	$24.85	42,130	$3,952,883

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2018.
MidWestOne Financial Group, Inc.

	At
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
MidWestOne Financial Group, Inc.	$100.00	$108.38	$116.72	$147.47	$134.05	$101.72
Nasdaq Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL-Midwestern Banks Index	100.00	108.71	110.36	147.46	158.46	135.31
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2018, has been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2018. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Summary of Income Data:
Total interest income excluding loan pool participations	$128,824	$119,320	$112,328	$99,902	$62,888
Total interest and discount on loan pool participations	—	—	—	798	1,516
Total interest income including loan pool participations	128,824	119,320	112,328	100,700	64,404
Total interest expense	22,841	15,145	12,722	10,648	9,551
Net interest income	105,983	104,175	99,606	90,052	54,853
Provision for loan losses	7,300	17,334	7,983	5,132	1,200
Noninterest income	22,788	22,370	23,434	21,193	15,313
Noninterest expense	83,503	80,136	87,806	73,176	43,413
Income before income tax	37,968	29,075	27,251	32,937	25,553
Income tax expense	7,617	10,376	6,860	7,819	7,031
Net income	$30,351	$18,699	$20,391	$25,118	$18,522

Per share data:
Earnings per common share - basic	$2.48	$1.55	$1.78	$2.42	$2.20
Earnings per common share - diluted	2.48	1.55	1.78	2.42	2.19
Earnings per common share, exclusive of merger-related expenses - diluted*	2.54	N/A	2.03	2.70	2.31
Earnings per common share, exclusive of deferred tax adjustment - diluted*	N/A	1.82	N/A	N/A	N/A
Cash dividends declared	0.78	0.67	0.64	0.60	0.58
Book value	29.32	27.85	26.71	25.96	23.07
Net tangible book value*	23.25	21.67	20.00	19.10	22.08
Selected financial ratios:
Return on average assets	0.93%	0.60%	0.68%	0.91%	1.05%
Return on average assets, exclusive of merger-related expenses*	0.96	N/A	0.78	1.01	1.11
Return on average assets, exclusive of deferred tax adjustment*	N/A	0.71	N/A	N/A	N/A
Return on average equity	8.78	5.58	6.69	9.84	9.94
Return on average equity, exclusive of merger-related expenses*	8.99	N/A	7.64	11.00	10.45
Return on average equity, exclusive of deferred tax adjustment*	N/A	6.54	N/A	N/A	N/A
Return on average tangible equity*	11.86	8.00	10.13	14.29	10.61
Dividend payout ratio	31.45	43.23	35.96	24.79	26.36
Total equity to total assets	10.85	10.59	9.92	9.94	10.71
Tangible equity to tangible assets net of deferred tax on intangibles*	8.80	8.44	7.62	7.51	10.29
Tier 1 capital to average assets*	9.73	9.48	8.75	8.34	10.85
Tier 1 capital to risk-weighted assets*	11.18	10.96	10.73	10.63	13.47
Net interest margin*	3.62	3.83	3.80	3.71	3.53
Efficiency ratio*	62.05	58.64	66.43	61.36	58.71
Gross revenue of loan pools to total gross revenue	—	—	—	0.72	2.16
Allowance for bank loan losses to total bank loans	1.22	1.23	1.01	0.90	1.44
Allowance for loan pool losses to total loan pools	—	—	—	—	9.94
Non-performing loans to total loans(1)	1.07	1.08	1.32	0.55	1.15
Net loans charged off to average loans	0.26	0.51	0.26	0.11	0.09
* - Non-GAAP measure. See pages 33 - 35 for a detailed explanation.
(1) The “Non-performing loans to total loans” line for 2017, 2016, and 2015 has been adjusted to include troubled debt restructure loans that were previously considered “non-disclosed” of $945,000, $65,000, and $315,000, respectively. Thus, the ratios reported in the table above have changed for those periods from what was previously reported. There was no change to the ratio for 2014

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Selected balance sheet data:
Total assets	$3,291,480	$3,212,271	$3,079,575	$2,979,975	$1,800,302
Total loans net of purchase accounting and unearned discounts	2,369,472	2,286,695	2,165,143	2,151,942	1,132,519
Allowance for loan losses	29,307	28,059	21,850	19,427	16,363
Loan pool participations, net	—	—	—	—	19,332
Total deposits	2,612,929	2,605,319	2,480,448	2,463,521	1,408,542
Federal funds purchased and repurchase agreements	131,422	97,229	117,871	68,963	78,229
Federal Home Loan Bank advances	136,000	115,000	115,000	87,000	93,000
Junior subordinated notes issued to capital trusts	23,888	23,793	23,692	23,587	15,464
Long-term debt	7,500	12,500	17,500	22,500	—
Total equity	357,067	340,304	305,456	296,178	192,731

Non-GAAP Presentations:
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, net tangible book value, tangible equity to tangible assets net of deferred tax on intangibles, Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, efficiency ratio, net interest margin, earnings per diluted share - exclusive of merger-related expenses, earnings per diluted share - exclusive of deferred tax adjustment, return on average assets - exclusive of merger-related expenses, return on average assets - exclusive of deferred tax adjustment, return on average equity - exclusive of merger-related expenses, and return on average equity - exclusive of deferred tax adjustment, as further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes these ratios and amounts provide investors with information regarding the Company’s balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally, and that providing certain metrics exclusive on merger-related expenses and the deferred tax adjustment, which were either one-time or non-recurring items, enhances comparability between periods. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

		For the Year Ended December 31,
(dollars in thousands)		2018	2017	2016	2015	2014

Average Tangible Equity
Average total equity		$345,734	$334,966	$304,670	$255,307	$186,375
Plus:	Average deferred tax liability associated with intangibles	929	2,436	3,909	5,354	—
Less:	Average goodwill and intangibles, net	(75,531)	(78,159)	(81,727)	(69,975)	(8,477)
Average tangible equity		$271,132	$259,243	$226,852	$190,686	$177,898
Net Income
Net income		$30,351	$18,699	$20,391	$25,118	$18,522
Plus:	Intangible amortization, net of tax(1)	1,814	2,031	2,581	2,126	356
Adjusted net income		$32,165	$20,730	$22,972	$27,244	$18,878
Return on Average Tangible Equity		11.86%	8.00%	10.13%	14.29%	10.61%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017, 2016, 2015, and 2014.

		For the Year Ended December 31,
(dollars in thousands, except per share amounts)		2018	2017	2016	2015	2014

Tangible Equity
Total equity		$357,067	$340,304	$305,456	$296,179	$192,731
Plus:	Deferred tax liability associated with intangibles	660	1,241	3,068	5,366	—
Less:	Goodwill and intangibles, net	(74,529)	(76,700)	(79,825)	(83,689)	(8,259)
Tangible common equity		$283,198	$264,845	$228,699	$217,856	$184,472
Tangible Assets
Total assets		$3,291,480	$3,212,271	$3,079,575	$2,979,975	$1,800,302
Plus:	Deferred tax liability associated with intangibles	660	1,241	3,068	5,366	—
Less:	Goodwill and intangibles, net	(74,529)	(76,700)	(79,825)	(83,689)	(8,259)
Tangible Assets		$3,217,611	$3,136,812	$3,002,818	$2,901,652	$1,792,043
Common shares outstanding		12,180,015	12,219,611	11,436,360	11,408,773	8,355,666
Net Tangible Book Value Per Share		$23.25	$21.67	$20.00	$19.10	$22.08
Tangible Equity to Tangible Assets, Net of Deferred Tax on Intangibles		8.80%	8.44%	7.62%	7.51%	10.29%

Tier 1 Capital
Total equity		$357,067	$340,304	$305,456	$296,179	$192,731
Plus:	Long term debt (qualifying restricted core capital)	23,888	23,793	23,666	23,587	15,464
Less:	Net unrealized gains on securities available for sale, net of tax	5,661	2,602	1,133	(3,408)	(5,322)
	Disallowed goodwill and intangibles	(73,869)	(73,340)	(71,951)	(72,203)	(8,511)
Tier 1 capital		$312,747	$293,359	$258,304	$244,155	$194,362
Average Assets
Quarterly average assets		$3,287,147	$3,169,081	$3,022,919	$3,000,284	$1,799,666
Less:	Disallowed goodwill and intangibles	(73,869)	(73,340)	(71,951)	(72,203)	(8,511)
Average assets		$3,213,278	$3,095,741	$2,950,968	$2,928,081	$1,791,155
Tier 1 Capital to Average Assets		9.73%	9.48%	8.75%	8.34%	10.85%

Risk-weighted assets		$2,797,804	$2,677,721	$2,407,661	$2,296,478	$1,442,585
Tier 1 Capital to Risk-Weighted Assets		11.18%	10.96%	10.73%	10.63%	13.47%

Operating Expense
Total noninterest expense		$83,503	$80,136	$87,806	$73,176	$43,413
Less:	Amortization of intangibles	(2,296)	(3,125)	(3,970)	(3,271)	(547)
Operating expense		$81,207	$77,011	$83,836	$69,905	$42,866
Operating Revenue
Tax-equivalent net interest income(1)		$108,538	$109,202	$104,321	$94,243	$58,890
Plus:	Noninterest income	22,788	22,370	23,434	21,193	15,313
Less:	Gain on sale or call of available for sale securities	197	188	464	1,011	1,227
	Gain (loss) on sale or call of held to maturity securities	(4)	53	—	—	—
	Gain (loss) on sale of premises and equipment	20	2	(44)	(29)	(1)
	Other gain (loss)	242	11	1,133	527	(37)
Operating Revenue		$130,871	$131,318	$126,202	$113,927	$73,014
Efficiency Ratio		62.05%	58.64%	66.43%	61.36%	58.71%

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017, 2016, 2015, and 2014.

		For the Year Ended December 31,
	(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014

	Net Interest Margin Tax Equivalent Adjustment
	Net interest income	$105,983	$104,175	$99,606	$90,052	$54,853
	Plus tax equivalent adjustment:(1)
	Loans	1,040	1,730	1,692	1,293	1,157
	Securities	1,515	3,297	3,023	2,898	2,880
	Tax equivalent net interest income(1)	$108,538	$109,202	$104,321	$94,243	$58,890

	Average interest-earning assets	$2,996,809	$2,853,830	$2,747,493	$2,541,681	$1,669,130
	Net Interest Margin	3.62%	3.83%	3.80%	3.71%	3.53%

	Net Income	$30,351	$18,699	$20,391	$25,118	$18,522
Plus:	Merger-related expenses	797	—	4,568	3,512	1,061
	Deferred tax adjustment(2)	—	3,212	—	—	—
Less:	Net tax effect of merger-related expenses(3)	(56)	—	(1,682)	(539)	(111)
	Net income, exclusive of merger-related expenses and deferred tax adjustment	$31,092	$21,911	$23,277	$28,091	$19,472

	Average Assets	$3,249,718	$3,097,496	$2,993,875	$2,773,095	$1,760,776
	Average Equity	$345,734	$334,966	$304,670	$255,307	$186,375
	Diluted average number of shares	12,237,153	12,062,577	11,456,324	10,391,323	8,433,296

	Return on Average Assets	0.93%	0.60%	0.68%	0.91%	1.05%
	Return on Average Assets, Exclusive of Merger-related Expenses	0.96%	N/A	0.78%	1.01%	1.11%
	Return on Average Assets, Exclusive of Deferred Tax Adjustment	N/A	0.71%	N/A	N/A	N/A
	Return on Average Equity	8.78%	5.58%	6.69%	9.84%	9.94%
	Return on Average Equity, Exclusive of Merger-related Expenses	8.99%	N/A	7.64%	11.00%	10.45%
	Return on Average Equity, Exclusive of Deferred Tax Adjustment	N/A	6.54%	N/A	N/A	N/A
	Earnings Per Common Share-Diluted	$2.48	$1.55	$1.78	$2.42	$2.19
	Earnings Per Common Share-Diluted, Exclusive of Merger-related Expenses	$2.54	N/A	$2.03	$2.70	$2.31
	Earnings Per Common Share-Diluted, Exclusive of Deferred Tax Adjustment	N/A	$1.82	N/A	N/A	N/A

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017, 2016, 2015, and 2014.
(2) Reflective of the adjustment of deferred taxes related to the change of corporate tax rate from 35% to 21%, effective December 22, 2017.
(3) Computed assuming a combined state and federal tax rate of 26% on eligible tax-deductible expenses for 2018, and 38% for 2016, 2015, and 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The Bank operates a total of 45 banking offices in Iowa, Minnesota, Wisconsin, Florida, and Colorado. It provides full service retail banking in the communities in which its branch offices are located and also offers trust and investment management services.

On August 21, 2018, we entered into a merger agreement with ATBancorp, an Iowa corporation, pursuant to which ATBancorp will merge with and into the Company. In connection with the merger, American Trust & Savings Bank, an Iowa state chartered bank and wholly owned subsidiary of ATBancorp, and American Bank & Trust Wisconsin, a Wisconsin state chartered bank and wholly owned subsidiary of ATBancorp, will merge with and into the Bank, which will continue as the surviving bank. The merger agreement also provides that each of the outstanding shares of ATBancorp common stock will be converted into the right of ATBancorp shareholders to receive 117.55 shares of Company common stock and $992.51 in cash. The corporate headquarters of the combined company will be in Iowa City, Iowa. The merger will add approximately $1.3 billion in assets to the Company along with 17 branch locations. The merger is anticipated to be completed in the second quarter of 2019. For further information, please refer to the Current Report on Form 8-K filed by the Company with the SEC on August 22, 2018.
Net income for the year ended December 31, 2018 was $30.4 million, an increase of $11.7 million, or 62.3%, compared to $18.7 million of net income for 2017, with diluted earnings per share of $2.48 and $1.55 for the comparative twelve month periods, respectively. The increase in net income was due primarily to the provision for loans losses decreasing by $10.0 million in 2018 compared to 2017. The higher provision for loan losses in 2017 was related to a $7.3 million credit impairment in 2017 related to a loan made to a commercial borrower. Net interest income increased $1.8 million, or 1.7%, and noninterest income increased $0.4 million, or 1.9%, between 2017 and 2018. These increases were partially offset by a $3.4 million, or 4.2%, an increase in noninterest expense with all expense line items except amortization of intangible assets showing an increase between 2017 and 2018. The Company also realized a $2.8 million decrease in income tax expense due primarily to the decrease in the federal corporate tax rate from 35% in 2017 to 21% in 2018, in accordance with the Tax Act.
Total assets increased to $3.29 billion at December 31, 2018 from $3.21 billion at December 31, 2017. Total deposits at December 31, 2018, were $2.61 billion, an increase of $7.6 million, or 0.3%, from December 31, 2017. The mix of deposits saw increases between December 31, 2017 and December 31, 2018 of $21.8 million, or 3.1%, in certificates of deposit and $11.6 million, or 0.9%, in NOW and money market accounts. These increases were partially offset by a decrease in non-interest bearing demand deposits of $22.8 million, or 4.9%, and a decrease of $3.0 million, or 1.4%, in savings deposits, between December 31, 2017 and December 31, 2018. Total loans (excluding loans held for sale) increased $112.1 million, or 4.9%, from $2.29 billion at December 31, 2017, to $2.40 billion at December 31, 2018. The increase was primarily concentrated in construction and development, commercial real estate-other, and commercial and industrial loans.
Net interest income for the year ended December 31, 2018, was $106.0 million, up $1.8 million, or 1.7%, from $104.2 million for the year ended December 31, 2017, primarily due to an increase of $9.5 million, or 8.0%, in interest income. Loan interest income increased $8.8 million, or 8.6%, to $111.2 million for the year 2018 compared to the year 2017, primarily due to an increase in average loan balances of $153.0 million, or 6.9%, between the two periods. Loan interest income was also impacted by a decrease in the merger-related discount accretion to $2.7 million for the year ended December 31, 2018, compared to $4.8 million for the year ended December 31, 2017. Interest expense was $22.8 million for the year ended December 31, 2018, an increase of $7.7 million, or 50.8%, compared to the year of 2017. Interest expense on deposits increased $5.8 million, or 50.8%, to $17.3 million for the year ended December 31, 2018, compared to $11.5 million for the year ended December 31, 2017. We posted a net interest margin of 3.62% for the year 2018, down 21 basis points from the net interest margin of 3.83% for the same period in 2017. An increase in both the cost and volume of deposits and borrowed funds was the primary driver of the decreased margin.
For the year ended December 31, 2018, noninterest income increased to $22.8 million, an increase of $0.4 million, or 1.9%, from $22.4 million during 2017. This increase was primarily due to general improvement in all areas of noninterest income with the exception of service charges and fees on deposit accounts, which decreased by $0.5 million, or 9.3%, due to generally lower account and non-sufficient funds fees, and gain on sale or call of debt securities, which decreased as well. Other gains saw an increase of $0.2 million, due primarily to gains on the sale of foreclosed assets. Other service charges and fees increased $0.2 million, or 3.7%, mainly due to increased electronic transaction processing fees, while bank-owned life insurance income also rose by $0.2 million, or 16.0%. Loan origination and servicing fees increased $0.2 million, or 5.9%, primarily due to increase loan sale premiums on SBA loans.
Noninterest expense increased to $83.5 million for the year ended December 31, 2018 compared with $80.1 million for the year ended December 31, 2017, an increase of $3.4 million, or 4.2%. All categories of noninterest expense except amortization of intangible assets showed an increase between 2017 and 2018. The increase was primarily due to salaries and employee benefits, which increased by $1.9 million, or 4.0%, due mainly to normal salary and benefit cost adjustments. Net occupancy and equipment expense increased $0.7 million, or 5.9%, primarily due to increased software licensing expenses. Professional fees increased $0.7 million, or 17.1%, reflecting $0.7 million of expenses related to the merger with ATBancorp. Data processing expense rose $0.3 million, or 10.4%, primarily due to increased core data processing expenses. Amortization of intangible assets declined by $0.8 million, or 26.5%, due to changes in scheduled amortization costs.

Nonperforming loans increased from $24.8 million, or 1.08% of total loans, at December 31, 2017, to $25.6 million, or 1.07% of total loans, at December 31, 2018. The increase was due primarily to a higher level of nonaccrual loans. As of December 31, 2018, the allowance for loan losses was $29.3 million, or 1.22% of total loans, compared with $28.1 million, or 1.23% of total loans at December 31, 2017. The allowance for loan losses represented 114.60% of nonperforming loans at December 31, 2018, compared with 113.11% of nonperforming loans at December 31, 2017. The Company had net loan charge-offs of $6.1 million in the year ended December 31, 2018, or an annualized 0.26% of average loans outstanding, compared to net charge-offs of $11.1 million, or an annualized 0.51% of average loans outstanding for the same period of 2017.
The Company’s capital position improved in 2018 with our equity to assets ratio of 10.85% at December 31, 2018 compared to 10.59% at December 31, 2017, and our tangible equity to tangible assets ratio of 8.80% at December 31, 2018 compared to 8.44% at December 31, 2017. Our regulatory capital levels remain well above the minimums established to be considered well-capitalized.

Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, application of purchase accounting, goodwill and intangible assets, and fair value of available for sale investment securities.
Allowance for Loan Losses

The allowance for loan losses is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The allowance for loan losses is established through a provision for loan losses charged to earnings. On a quarterly basis, management reviews the adequacy of the allowance for loan losses. That review incorporates a variety of credit risk considerations, both quantitative and qualitative. Quantitative factors include the loss experience over a historical base period. Management then considers the effects of the following qualitative factors to ensure our allowance for loan losses reflects the inherent losses in the loan portfolio:

•	Economic and business conditions;

•	Concentration of credit;

•	Lending management and staff;

•	Lending policies and procedures;

•	Collateral type and trends in value;

•	Nature and volume of the portfolio;

•	Trends in problem loans, loan delinquencies and nonaccrual loans;

•	Quality of internal loan review; and

•	External factors
These qualitative factors have a high degree of subjectivity and changes in any of the factors could have a significant impact on our calculation of the allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believed the allowance for loan losses as of December 31, 2018, was adequate to absorb probable credit losses on existing loans held for investment.
Accounting for Business Combinations

In May 2015, we completed the acquisition of Central, which generated significant amounts of fair value adjustments to assets and liabilities. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by our management. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows. Due to the number of estimates involved, we have identified accounting for business combinations as a critical accounting policy.
Goodwill and Other Intangible Assets

Goodwill and intangible assets arise from business combinations. Goodwill represented $64.7 million of our $3.29 billion in total assets at December 31, 2018. The goodwill was assigned to the Bank. Under the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is not amortized but rather is tested at least annually for impairment at the reporting unit level; the

Company consists of a single reporting unit. We review goodwill for impairment annually, during the fourth quarter, and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
During the fourth quarter, banking sector stock prices, including ours, experienced significant declines. As a result, in addition to the annual goodwill impairment test, we conducted an interim impairment test at December 31, 2018. Based on the results of both the annual and interim goodwill impairment tests, we determined that no goodwill impairment charges were required as our single reporting unit’s fair valued exceeded its carrying amount.
Other intangible assets represented $9.9 million of our $3.29 billion in total assets at December 31, 2018. The accounting for a recognized intangible asset is based on its useful life to the Company. An intangible asset with a finite useful life is amortized over its estimated useful life to the Company; an intangible asset with an indefinite useful life is not amortized but rather is tested at least annually for impairment. The intangible assets with finite lives reflected on our financial statements relate to core deposit relationships, insurance agency, trade name, and customer lists. The initial and subsequent measurements of intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We also assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information related to our intangible assets.
Fair Value of Available for Sale Securities

Securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Declines in fair value of individual securities, below their amortized cost, are evaluated by management to determine whether the decline is temporary or other-than-temporary. Declines in the fair value of available for sale securities below their cost that are deemed other-than-temporary are reflected in earnings as impairment losses. In determining whether other-than-temporary impairment (“OTTI”) exists, management considers whether: (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, and (3) we do not expect to recover the entire amortized cost basis of the security. When we determine that OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell, or it is more likely than not we will be required to sell, the security before recovery of its amortized cost basis, the OTTI recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security, and it is not more likely than not that we will be required to sell before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, using the original yield as the discount rate, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time.

Results of Operations - Three-Year Period Ended December 31, 2018

Summary

Our consolidated net income for the year ended December 31, 2018 was $30.4 million, an increase of $11.7 million, or 62.3%, compared to $18.7 million for 2017, with diluted earnings per share of $2.48 and $1.55 for the comparative twelve month periods, respectively. The increase in net income was due primarily to the provision for loans losses decreasing $10.0 million in 2018 compared to 2017, due primarily to a large credit impairment in 2017 related to a loan made to one commercial borrower, which did not recur in 2018. Net interest income increased $1.8 million, or 1.7%, primarily due to an increase of $9.5 million, or

8.0%, in interest income, partially offset by an increase of $7.7 million, or 50.8%, in interest expense, to $22.8 million for the year ended December 31, 2018, compared to $15.1 million for the year of 2017. Noninterest income increased $0.4 million, or 1.9% between 2017 and 2018, primarily due to general improvement in all areas of noninterest income with the exception of service charges and fees on deposit accounts, which decreased $0.5 million for the year ended December 31, 2018, compared to the same period in 2017, and gain on sale or call of debt securities, which also decreased. Also, the Company realized a $2.8 million decrease in income tax expense in 2018 compared to 2017 due primarily to a decrease in the federal corporate statutory rate from 35% in 2017 to 21% in 2018. These improvements were partially offset by a $3.4 million, or 4.2%, an increase in noninterest expense driven by a $1.9 million increase in salaries and employee benefits, mainly due to an increase in salaries and employee incentive payments.
Our consolidated net income for the year ended December 31, 2017 was $18.7 million, a decrease of $1.7 million, or 8.3%, compared to $20.4 million for 2016, with diluted earnings per share of $1.55 and $1.78 for the comparative twelve month periods, respectively. The decrease in net income was due primarily to the provision for loans losses increasing $9.4 million in 2017 compared to 2016, due primarily to the previously disclosed credit impairment related to a loan made to one commercial borrower. This was partially offset by a $7.7 million, or 8.7%, decrease in noninterest expense driven by a $4.6 million decrease in merger-related expenses, mainly in data processing ($1.9 million) and salaries and employee benefits expense ($1.9 million), attributable to the merger of Central Bank into MidWestOne Bank in 2016. Net interest income increased $4.6 million, or 4.6%, primarily due to an increase of $7.0 million, or 6.2%, in interest income partially offset by an increase of $2.4 million, or 19.0%, in interest expense, to $15.1 million for the year ended December 31, 2017, compared to $12.7 million for the year of 2016. Noninterest income decreased $1.1 million, or 4.5% between 2016 and 2017, primarily due to the $1.1 million decrease in other gains for the year ended December 31, 2017, compared to the same period in 2016. The year of 2016 included a net gain on foreclosed assets, net, of $0.6 million, a net gain on the sale of the Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices of $1.2 million, and the writedown of foreclosed assets, net, of $0.6 million. Also, the Company realized a $3.5 million increase in income tax expense in 2017 compared to 2016, $3.2 million of which was related to the revaluation of the Company’s deferred tax assets in accordance with the Tax Act.
We ended 2018 with an allowance for loan losses of $29.3 million, which represented 114.60% coverage of our nonperforming loans at December 31, 2018 as compared to 113.11% at December 31, 2017 and 76.59% coverage of our nonperforming loans at December 31, 2016. Nonperforming loans totaled $25.6 million as of December 31, 2018 compared with $24.8 million and $28.5 million at December 31, 2017 and December 31, 2016, respectively. For the year ended December 31, 2018, the provision for loan losses decreased to $7.3 million from $17.3 million for 2017, which had increased from $8.0 million for 2016. The decreased provision for 2018 compared to 2017 primarily reflects the $7.3 million of credit impairment related to a loan made to one of the Company’s commercial borrowers in 2017. The increased provision for 2017 compared to 2016 primarily reflects the identification of $7.3 million of credit impairment in 2017 referred to above, and the increase in outstanding loan balances due to organic loan growth.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of an average amount. As of December 31, 2018, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	As of and For the Years Ended December 31,
	2018	2017	2016
Return on average assets	0.93%	0.60%	0.68%
Return on average shareholders' total equity	8.78	5.58	6.69
Return on average tangible equity*	11.86	8.00	10.13
Dividend payout ratio	31.45	43.23	35.96
Average equity to average assets	10.64	10.81	10.18
Equity to assets ratio (at period end)	10.85	10.59	9.92
* Non-GAAP financial measure. Please see pages 32 to 34.
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
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21% for 2018 and 35% for 2017 and 2016. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative interest-earning assets. In addition to yield, various other risks are factored into the evaluation process.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates/yields for the periods shown. Average information is provided on a daily average basis.

	Year ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
(dollars in thousands)
Average interest-earning assets:
Loans (1)(2)	$2,354,354	$112,233	4.77%	$2,201,364	$104,096	4.73%	$2,161,376	$99,854	4.62%
Investment securities:
Taxable investments	431,478	11,742	2.72	423,678	10,573	2.50	358,727	8,297	2.31
Tax exempt investments (2)	207,605	7,342	3.54	217,650	9,536	4.38	192,656	8,726	4.53
Total investment securities	639,083	19,084	2.99	641,328	20,109	3.14	551,383	17,023	3.09
Federal funds sold and interest-bearing balances	3,372	62	1.84	11,138	142	1.27	34,734	166	0.48
Total earning assets	$2,996,809	$131,379	4.38%	$2,853,830	$124,347	4.36%	$2,747,493	$117,043	4.26%
Noninterest-earning assets:
Cash and due from banks	36,384			35,745			37,335
Premises and equipment	77,178			75,082			75,948
Allowance for loan losses	(30,533)			(23,557)			(20,909)
Other assets	169,880			156,396			154,008
Total assets	$3,249,718			$3,097,496			$2,993,875
Average interest-bearing liabilities:
Savings and interest-bearing demand deposits	$1,429,672	$6,181	0.43%	$1,357,554	$3,863	0.28%	$1,282,994	$3,418	0.27%
Certificates of deposit	723,830	11,150	1.54	674,757	7,626	1.13	649,986	5,961	0.92
Total deposits	2,153,502	17,331	0.80	2,032,311	11,489	0.57	1,932,980	9,379	0.49
Federal funds purchased and repurchase agreements	105,094	1,302	1.24	87,763	412	0.47	74,566	205	0.27
Federal Home Loan Bank borrowings	133,814	2,612	1.95	110,000	1,838	1.67	104,954	1,827	1.74
Long-term debt and other	35,726	1,596	4.47	40,679	1,406	3.46	45,788	1,311	2.86
Total borrowed funds	274,634	5,510	2.01	238,442	3,656	1.53	225,308	3,343	1.48
Total interest-bearing liabilities	$2,428,136	$22,841	0.94%	$2,270,753	$15,145	0.67%	$2,158,288	$12,722	0.59%
Net interest spread (2)			3.44%			3.69%			3.67%
Noninterest-bearing liabilities
Demand deposits	$455,223			$471,170			$512,383
Other liabilities	20,625			20,607			18,534
Shareholders’ equity	345,734			334,966			304,670
Total liabilities and shareholders’ equity	$3,249,718			$3,097,496			$2,993,875
Interest income/earning assets (2)	$2,996,809	$131,379	4.38%	$2,853,830	$124,347	4.36%	$2,747,493	$117,043	4.26%
Interest expense/earning assets	$2,996,809	$22,841	0.76%	$2,853,830	$15,145	0.53%	$2,747,493	$12,722	0.46%
Net interest income/margin (2)(3)		$108,538	3.62%		$109,202	3.83%		$104,321	3.80%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,040			$1,730			$1,692
Securities		1,515			3,297			3,023
Total tax equivalent adjustment		2,555			5,027			4,715
Net Interest Income		$105,983			$104,175			$99,606

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loans fees was $(407) thousand, $(543) thousand, and $(402) thousand for the years ended December 31, 2018, 2017, and 2016, respectively. Accretion of unearned purchase discounts was $2.7 million, $4.8 million, and $3.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017 and 2016.
(3)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31, 2018, 2017, and 2016
	Year 2018 to 2017 Change due to			Year 2017 to 2016 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
(dollars in thousands)
Increase (decrease) in interest income
Loans (tax equivalent)(1)	$7,287	$850	$8,137	$1,867	$2,375	$4,242
Investment securities:
Taxable investments	198	971	1,169	1,585	691	2,276
Tax exempt investments (tax equivalent)(1)	(424)	(1,770)	(2,194)	1,103	(293)	810
Total investment securities	(226)	(799)	(1,025)	2,688	398	3,086
Federal funds sold and interest-bearing balances	(126)	46	(80)	(167)	143	(24)
Change in interest income	6,935	97	7,032	4,388	2,916	7,304
Increase (decrease) in interest expense
Savings and interest-bearing demand deposits	215	2,103	2,318	205	240	445
Certificates of deposit	588	2,936	3,524	235	1,430	1,665
Total deposits	803	5,039	5,842	440	1,670	2,110
Federal funds purchased and repurchase agreements	96	794	890	41	166	207
Federal Home Loan Bank borrowings	436	338	774	86	(75)	11
Other long-term debt	(186)	376	190	(157)	252	95
Total borrowed funds	346	1,508	1,854	(30)	343	313
Change in interest expense	1,149	6,547	7,696	410	2,013	2,423
Change in net interest income	$5,786	$(6,450)	$(664)	$3,978	$903	$4,881
Percentage increase (decrease) in net interest income over prior period			(0.6)%			4.7%

(1)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2018 and 35% for 2017 and 2016.

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets were $3.00 billion in 2018, an increase of $143.0 million, or 5.0%, from $2.85 billion in 2017. The growth in the average balance of earning assets in 2018 compared to 2017 was due primarily to an increase in average loans outstanding of $153.0 million, or 6.9%. Average earning assets in 2017 increased by $106.3 million, or 3.9%, from 2016. The growth in the average balance of earning assets in 2017 compared to 2016 was due primarily to an increase in average investment securities outstanding of $89.9 million, or 16.3%, primarily due to the rate of growth in average deposits exceeding the increase in average loans, which rose $40.0 million, or 1.9%, in 2017 compared to 2016.
Interest-bearing liabilities averaged $2.43 billion for the year ended December 31, 2018, an increase of $157.4 million, or 6.9%, from the average balance for the year ended December 31, 2017. An increase in average deposits of $121.2 million during 2018 compared to 2017, mainly due to an increased focus on deposit gathering, accounted for the majority of the increase in average interest-bearing liabilities. Average borrowed funds increased $36.2 million during 2018 compared to 2017, primarily due to a $17.3 million, or 19.7%, increase in the average balance of federal funds purchased and repurchase agreements, and a $23.8 million, or 21.6%, increase in the average balance of FHLB borrowings for 2018 compared to 2017. These increases in average borrowed funds were partially offset by a $5.0 million, or 12.2%, decrease in the average balance of long-term debt and junior subordinated notes, primarily due to normal amortization of long-term debt.
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
Interest income, on a tax-equivalent basis, increased $7.0 million, or 5.7%, to $131.4 million in 2018 from $124.3 million in 2017. Tax equivalent interest income increased $7.3 million, or 6.2%, to $124.3 million in 2017 from $117.0 million in 2016. The higher interest income in 2018 compared to 2017 was due primarily to the increase in the volume of loans due to new originations, the increased interest rate on loans, and the inclusion of $2.7 million of merger-related loan discount accretion in 2018. This increase was partially offset by a $1.0 million decrease in interest income on investment securities, due primarily to a 15 basis point decrease in the average rate earned. In 2017, interest income increased compared to 2016 due primarily to the increase in the volume of loans due to new originations, the increased interest rate on loans and the inclusion in loan interest income of $4.8 million of merger-related loan discount accretion in 2017, compared to loan discount accretion of $3.2 million in 2016, which increased interest income, and by an increase in the volume of investment securities. Our yield on average earning assets was 4.38% in 2018 compared to 4.36% in 2017 and 4.26% in 2016. The increase in interest income in 2018 compared to 2017, as well as 2017 compared to 2016, was due primarily to an increased volume of interest earning assets.
Interest expense increased during 2018 by $7.7 million, or 50.8%, to $22.8 million from $15.1 million in 2017. Interest expense in 2017 increased by $2.4 million, or 19.0%, from 2016. The increase in interest expense during 2018 compared to 2017 was primarily due to a 23 basis point increase in the cost of deposits, mainly due to increased market interest rates. The increase in interest expense during 2017 compared to 2016 was primarily due to no merger-related premium amortization on certificate of deposits in 2017 compared to $0.9 million in 2016, which served to decrease deposit interest expense in 2016, combined with a higher average balance of and higher interest rates on interest-bearing deposits. The average rate paid on interest-bearing liabilities was 0.94% in 2018 compared to 0.67% in 2017 and 0.59% in 2016. We expect interest rates on deposits to continue to rise due to market competition for deposits. Net interest income, on a tax-equivalent basis, decreased 0.6% in 2018 to $108.5 million from $109.2 million in 2017. Tax-equivalent net interest income in 2017 increased by $4.9 million, or 4.7%, from 2016. The net interest margin, which is our net interest income expressed as a percentage of average interest-earning assets stated on a tax-equivalent basis, was lower at 3.62% for 2018 compared to 3.83% in 2017 and 3.80% in 2016. The net interest spread, also on a tax-equivalent basis, was 3.44% in 2018 compared to 3.69% in 2017 and 3.67% in 2016.
Net interest income on a tax-equivalent basis decreased in 2018 as compared to 2017 due primarily to the increase in interest paid on interest-bearing liabilities, mainly due to increased interest rates, partially offset by the increase in interest earned on interest-earning assets, mainly due to increased average balances. Interest income in 2017 included $4.8 million of merger-related discount accretion income for loans, while 2016 included $3.2 million of merger-related discount accretion income for loans. The increased net interest income on a tax-equivalent basis for 2017 as compared to 2016 was due primarily to the increase in interest earned on interest-earning assets, due to increased average balances and rates on interest-earning assets, partially offset by the increase in interest paid on interest-bearing liabilities, mainly due to increased rates. The increased interest income in 2017 included $4.8 million of merger-related discount accretion income for loans, and did not include any merger-related amortization of the purchase accounting premium on certificates of deposit. The average balance sheets reflect a competitive marketplace on both interest-earning assets and interest-bearing deposits. The competition for loans in the marketplace and the overall rising interest rate environment has allowed new loan rates to increase somewhat, while interest rates paid on deposit products have increased at a somewhat faster pace, a condition which we expect to continue in the future.
Provision for Loan Losses
The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for probable loan credit losses. In assessing the adequacy of the allowance for loan losses, management considers the size, composition, and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio. When a determination is made by management to write-off a loan balance, such write-off is charged against the allowance for loan losses.
Our provision for loan losses was $7.3 million during 2018 compared to $17.3 million in 2017 and $8.0 million in 2016. The decreased provision from 2017 to 2018, as well as the increased provision from 2016 to 2017, reflects the $7.3 million of credit impairment related to a loan made to one of the Company’s commercial borrowers in 2017. The level of provision expense during 2016, 2017, and 2018 was reflective of management’s assessment of the then-current risk in the loan portfolio as compared to the allowance for loan losses. See further discussion of the nonperforming loans, under the section Nonperforming Assets.

Noninterest Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2018, 2017, and 2016.

	For the Year Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
(dollars in thousands)
Trust, investment, and insurance fees	$6,237	$6,189	$48	0.8%	$6,189	$5,574	$615	11.0%
Service charges and fees on deposit accounts	4,649	5,126	(477)	(9.3)	5,126	5,219	(93)	(1.8)
Loan origination and servicing fees	3,622	3,421	201	5.9	3,421	3,771	(350)	(9.3)
Other service charges and fees	6,215	5,992	223	3.7	5,992	5,951	41	0.7
Bank-owned life insurance income	1,610	1,388	222	16.0	1,388	1,366	22	1.6
Gain on sale or call of debt securities	193	241	(48)	(19.9)	241	464	(223)	(48.1)
Other gain	262	13	249	NM	13	1,089	(1,076)	(98.8)
Total noninterest income	$22,788	$22,370	$418	1.9%	$22,370	$23,434	$(1,064)	(4.5)%
NM - Percentage change not considered meaningful.

Total noninterest income for the year ended December 31, 2018 was $22.8 million, an increase of $0.4 million, or 1.9%, from $22.4 million during the same period of 2017. This increase was primarily due to general improvement in all areas of noninterest income with the exception of service charges and fees on deposit accounts, which decreased due to generally lower account and non-sufficient funds fees, as well as gain on sale or call of debt securities, which also decreased..
Total noninterest income for the year ended December 31, 2017 was $22.4 million, a decrease of $1.1 million, or 4.5%, from $23.4 million during the same period of 2016. This decline was primarily due to the $1.1 million decrease in other gains for the year ended December 31, 2017, compared to the same period in 2016. The year of 2016 included a net gain on foreclosed assets, net, of $0.6 million, a net gain on the sale of the Rice Lake and Barron, Wisconsin, and Davenport, Iowa, branch offices of $1.4 million, and the writedown of foreclosed assets, net, of $0.6 million. Loan origination and servicing fees decreased $0.4 million, or 9.3%, between the comparative periods, and gains on the sale of available for sale securities decreased $0.2 million between the comparative 2016 and 2017 periods. These decreases were partially offset by an increase of $0.6 million, or 11.0%, in trust, investment, and insurance fees to $6.2 million for the year of 2017 compared with $5.6 million for the same period in 2016 due to the hiring of additional business development officers, growth in equity markets, and an increase in overall sales volume.
Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2018, 2017, and 2016.

	For the Year Ended December 31,
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
(dollars in thousands)
Salaries and employee benefits	$49,758	$47,864	$1,894	4.0%	$47,864	$49,621	$(1,757)	(3.5)%
Net occupancy and equipment expense	13,037	12,305	732	5.9	12,305	13,066	(761)	(5.8)
Professional fees	4,641	3,962	679	17.1	3,962	4,216	(254)	(6.0)
Data processing expense	2,951	2,674	277	10.4	2,674	4,940	(2,266)	(45.9)
FDIC insurance expense	1,533	1,265	268	21.2	1,265	1,563	(298)	(19.1)
Amortization of intangible assets	2,296	3,125	(829)	(26.5)	3,125	3,970	(845)	(21.3)
Other operating expense	9,287	8,941	346	3.9	8,941	10,430	(1,489)	(14.3)
Total noninterest expense	$83,503	$80,136	$3,367	4.2%	$80,136	$87,806	$(7,670)	(8.7)%
Noninterest expense increased to $83.5 million for the year ended December 31, 2018, compared with $80.1 million for the year ended December 31, 2017, an increase of $3.4 million, or 4.2%, with all expense line items except amortization of intangible assets showing an increase between 2017 and 2018. The increase was primarily due to salaries and employee benefits, which increased mainly due to normal salary and benefit cost adjustments. Net occupancy and equipment expense increased primarily due to increased software licensing expenses. Professional fees increased in 2018 as well, reflecting $0.7 million of expenses related to the merger with ATBancorp. Data processing expense rose primarily due to increased core data processing expenses. Amortization of intangible assets declined due to changes in scheduled amortization costs.
In 2017, noninterest expense decreased to $80.1 million for the year ended December 31, 2017, compared with $87.8 million for the year ended December 31, 2016, a decrease of $7.7 million, or 8.7%, with all expense line items showing a decrease between 2016 and 2017. The decrease was primarily due to the absence of merger-related expenses for the year ended December 31, 2017, compared to $4.6 million for the year ended December 31, 2016 relating to the merger of Central Bank into the Bank. Data processing expense declined $2.3 million, or 45.9%, for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the inclusion in 2016 of $1.9 million in contract termination expense in connection with the bank merger. Salaries and employee benefits decreased $1.8 million, or 3.5%, from $49.6 million for the year ended December 31, 2016, to $47.9 million for the year ended December 31, 2017. This decrease was primarily due to $1.9 million of merger-related salaries and employee benefits expenses for the year ended December 31, 2016. Other operating expenses decreased $1.5 million, or 14.3%, from $10.4 million for the year ended December 31, 2016, to $8.9 million for the year ended December 31, 2017, primarily due to lower customer fraud losses and deposit account charge-offs.
Full-time equivalent employee levels were 597, 610 and 587 at December 31, 2018, 2017 and 2016, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 20.1% for 2018 compared with 35.7% for 2017. Income tax expense decreased by $2.8 million to $7.6 million in 2018 compared to tax expense of $10.4 million for 2017 The lower effective tax rate in 2018, as well as the increase in tax expense in 2017, was due primarily to the $3.2 million impact of the Tax Act in 2017. The Tax Act introduced tax reform that reduced the corporate federal income tax rate from 35% to 21%, among other changes.
Income taxes increased by $3.5 million for 2017 compared with 2016, and the effective income tax rate as a percentage of income before tax was 35.7% for 2017, compared with 25.2% for 2016. The higher effective rate in 2017 as well as the increase in tax expense in 2017 was due primarily to the $3.2 million impact of the the Tax Act.

Financial Condition - December 31, 2018 and 2017
Summary
Our total assets increased $79.2 million, or 2.5%, to $3.29 billion as of December 31, 2018 from $3.21 billion as of December 31, 2017. This growth resulted primarily from increases in total loans, excluding loans held for sale, of $112.1 million, or 4.9%, due to increased origination activity. This increase was partially offset by decreases in investment securities of $30.6 million, or 4.8%, to help fund loan growth, cash and cash equivalents of $5.5 million, or 10.8%, and intangible assets of $2.2 million, or 18.0%, due to scheduled amortization, between December 31, 2018 and December 31, 2017. Our loan-to-deposit ratio rose to 91.8% at year-end 2018 compared to 87.8% at year-end 2017, with our target range being between 80% and 90%.
Total liabilities increased by $62.4 million from December 31, 2017 to December 31, 2018. Our deposits increased $7.6 million, or 0.3%, to $2.61 billion as of December 31, 2018 from $2.61 billion at December 31, 2017. The mix of deposits saw increases between December 31, 2017 and December 31, 2018 of $11.6 million, or 0.9%, in NOW and money market accounts, and $21.8 million, or 3.1%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing demand deposits of $22.8 million, or 4.9%, and a decrease of $3.0 million, or 1.4%, in savings deposits, between December 31, 2017 and December 31, 2018. Brokered CDs obtained through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program increased by $3.4 million in 2018 to $8.6 million, while brokered business money market accounts obtained through participation in the Insured Cash Sweeps (“ICS”) program decreased by $24.2 million to $23.7 million. We have an internal policy limit on brokered deposits not being more than 10% of our total assets. At December 31, 2018 brokered deposits were 1.0% of our total assets. FHLB borrowings were $136.0 million at December 31, 2018, an increase of $21.0 million, or 18.3%, from December 31, 2017. Junior subordinated notes issued to capital trusts increased from $23.8 million at December 31, 2017 to $23.9 million at December 31, 2018 as a result of merger-related discount accretion. The Company initiated new long-term borrowings from an unaffiliated bank of $25.0 million during the second quarter of 2015 in connection with the closing of the merger with Central. At December 31, 2018, this note had an outstanding balance of $7.5 million, a decrease of $5.0 million, or 40.0%, from December 31, 2017, due to normal scheduled repayments. Securities sold under agreement to repurchase declined $21.7 million between December 31, 2017 and December 31, 2018, and federal funds purchased rose by $55.9 million between the two dates, both as a result of normal business cash need fluctuations.

Shareholders’ equity increased by $16.8 million, primarily due to net income of $30.4 million for the year of 2018. This increase was partially offset by the payment of $9.5 million in common stock dividends, a $3.1 million decrease in accumulated other comprehensive income, a $1.4 million increase in treasury stock due to purchases of 76,128 shares of common stock for $2.1 million, pursuant to the Company’s stock repurchase plan, and the issuance of 36,532 shares of Company common stock in connection with stock compensation plans.

	December 31,	December 31,
	2018	2017	$ Change	% Change
(dollars in thousands)
Assets
Investment debt securities available for sale	$414,101	$445,324	$(31,223)	(7.0)%
Investment debt securities held to maturity	195,822	195,619	203	0.1
Net loans	2,369,472	2,258,636	110,836	4.9
Premises and equipment	75,773	75,969	(196)	(0.3)
Goodwill	64,654	64,654	—	NM
Other intangible assets, net	9,875	12,046	(2,171)	(18.0)
Federal Home Loan Bank stock	14,678	11,324	3,354	29.6
Total Assets	$3,291,480	$3,212,271	$79,209	2.5%
Liabilities
Deposits:
Noninterest bearing	$439,133	$461,969	$(22,836)	(4.9)%
Interest bearing	2,173,796	2,143,350	30,446	1.4
Total deposits	2,612,929	2,605,319	7,610	0.3
Federal Home Loan Bank borrowings	136,000	115,000	21,000	18.3
Junior subordinated notes issued to capital trusts	23,888	23,793	95	0.4
Long-term debt	7,500	12,500	(5,000)	(40.0)
Total liabilities	$2,934,413	$2,871,967	$62,446	2.2%
Shareholders’ equity	$357,067	$340,304	$16,763	4.9%

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
Debt securities available for sale are carried at fair value. As of December 31, 2018, the fair value of our debt securities available for sale was $414.1 million and the amortized cost was $421.8 million. There were $1.2 million of gross unrealized gains and $8.9 million of gross unrealized losses in our investment debt securities available for sale portfolio for a net unrealized loss of $7.7 million. The after-tax effect of this unrealized loss has been included in the accumulated other comprehensive loss component of shareholders’ equity. The ratio of the fair value as a percentage of amortized cost decreased compared to December 31, 2017, due to an increase in interest rates during 2018, particularly in the market for tax-exempt municipal securities.
U.S. treasury and U.S. government agency securities as a percentage of total debt securities decreased to 0.9% at December 31, 2018, from 4.0% at December 31, 2017, and obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities also decreased to 41.3% at December 31, 2018, from 41.7% at December 31, 2017. Investments in mortgage-backed securities and collateralized mortgage obligations increased to 40.8% of total securities at December 31, 2018, as compared to 37.4% of total securities at December 31, 2017, and corporate debt securities were unchanged at 16.5% of total securities at both December 31, 2018 and December 31, 2017. As of December 31, 2018 and 2017, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four- family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on these securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to significant credit-related losses.

The composition of debt securities available for sale was as follows:

	December 31,
	2018	2017	2016
(dollars in thousands)
Debt securities available for sale
U.S. Government agencies and corporations	$5,495	$15,626	$5,905
States and political subdivisions	121,901	141,839	165,272
Mortgage-backed securities	50,653	48,497	61,354
Collateralized mortgage obligations	169,928	168,196	171,267
Corporate debt securities	66,124	71,166	72,453
Fair value of debt securities available for sale	$414,101	$445,324	$476,251

The composition of held to maturity securities was as follows:

	December 31,
	2018	2017	2016
(dollars in thousands)
Held to maturity securities
U.S. Government agencies and corporations	$—	$10,049	$—
States and political subdivisions	131,177	126,413	107,941
Mortgage-backed securities	11,016	1,906	2,398
Collateralized mortgage obligations	18,527	22,115	26,036
Corporate debt securities	35,102	35,136	32,017
Amortized cost	$195,822	$195,619	$168,392
See Note 2. “Investment Securities,’’ and Note 20. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements for additional information related to the investment portfolio.
The maturities, carrying values and weighted average yields of debt securities as of December 31, 2018 were as follows:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(dollars in thousands)
Debt securities available for sale:
U.S. Government agencies and corporations	$4,986	1.59%	$509	2.05%	$—	—%	$—	—%
States and political subdivisions (1)	13,377	2.83	44,950	3.76	57,946	3.91	5,628	4.32
Mortgage-backed securities (2)	26	4.24	10,340	2.18	16,307	2.36	23,980	2.68
Collateralized mortgage obligations (2)	888	2.11	2,927	3.91	5,149	1.57	160,964	2.39
Corporate debt securities	4,983	2.11	54,581	2.27	6,560	5.97	—	—
Total debt securities available for sale	$24,260	2.40%	$113,307	2.89%	$85,962	3.63%	$190,572	2.48%

Held to maturity securities:
States and political subdivisions (1)	$733	3.40%	$15,109	3.01%	$81,078	3.19%	$34,257	3.42%
Mortgage-backed securities (2)	—	—	—	—	2	6.00	11,014	2.76
Collateralized mortgage obligations (2)	—	—	—	—	1,824	1.54	16,703	1.96
Corporate debt securities	—	—	9,394	2.86	23,039	5.19	2,669	5.38
Total debt securities held to maturity	$733	3.40%	$24,503	2.95%	$105,943	3.60%	$64,643	3.01%
Total investment securities	$24,993	2.43%	$137,810	2.90%	$191,905	3.61%	$255,215	2.61%
(1) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 21% (the applicable federal income tax rate as of December 31, 2018).
(2) These securities are presented based upon contractual maturities.

As of December 31, 2018, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.
Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	As of December 31,
	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
(dollars in thousands)
Agricultural	$96,956	4.1%	$105,512	4.6%	$113,343	5.2%	$121,714	5.7%	$104,809	9.3%
Commercial and industrial	533,188	22.2	503,624	22.0	459,481	21.2	467,412	21.7	303,108	26.7
Credit cards(1)	—	—	—	—	1,489	0.1	1,377	0.1	1,246	0.1
Overdrafts(2)	—	—	—	—	—	—	1,483	0.1	744	0.1
Commercial real estate:
Construction & development	217,617	9.1	165,276	7.3	126,685	5.9	120,753	5.6	59,383	5.2
Farmland	88,807	3.7	87,868	3.8	94,979	4.4	89,084	4.1	83,700	7.4
Multifamily	134,741	5.6	134,506	5.9	136,003	6.3	121,763	5.7	54,886	4.8
Commercial real estate-other	826,163	34.4	784,321	34.3	706,576	32.6	660,341	30.7	228,552	20.2
Total commercial real estate	1,267,328	52.8	1,171,971	51.3	1,064,243	49.2	991,941	46.1	426,521	37.6
Residential real estate:
One- to four- family first liens	341,830	14.3	352,226	15.4	372,233	17.2	428,233	19.9	219,314	19.4
One- to four- family junior liens	120,049	5.0	117,204	5.1	117,763	5.4	102,273	4.7	53,297	4.7
Total residential real estate	461,879	19.3	469,430	20.5	489,996	22.6	530,506	24.6	272,611	24.1
Consumer	39,428	1.6	36,158	1.6	36,591	1.7	37,509	1.7	23,480	2.1
Total loans	$2,398,779	100.0%	$2,286,695	100.0%	$2,165,143	100.0%	$2,151,942	100.0%	$1,132,519	100.0%
Total assets	$3,291,480		$3,212,271		$3,079,575		$2,979,975		$1,800,302
Loans to total assets		72.9%		71.2%		70.3%		72.2%		62.9%

(1) - Beginning in 2017, the Company no longer considered credit cards a separate class of loans, and these balances are now included in commercial and industrial loans.
(2) - Beginning in 2016, the Company no longer considered overdrafts a separate class of loans, and these balances are now included in commercial and consumer loans, as appropriate.
Our loan portfolio, before allowance for loan losses, increased 4.9% to $2.40 billion as of December 31, 2018 from $2.29 billion at December 31, 2017. Increased balances were primarily concentrated in commercial real estate loans, which increased $95.4 million, or 8.1%, to $1.27 billion as of December 31, 2018, from $1.17 billion as of December 31, 2017. Within commercial real estate, other commercial real estate increased $41.8 million, or 5.3%, construction and development increased $52.3 million, or 31.7%, farmland loans increased $0.9 million, or 1.1%, and multifamily increased $0.2 million, or 0.2%, between December 31, 2018 and December 31, 2017. Commercial and industrial loans increased $29.6 million, or 5.9%, to $533.2 million between December 31, 2018 and December 31, 2017, and consumer loans also increased $3.3 million, or 9.0%, between the comparative periods. The increases were partially offset by decreases in agricultural loans, which decreased $8.6 million, or 8.1%, between December 31, 2018 and December 31, 2017, to $97.0 million at December 31, 2018, and residential real estate loans, which decreased $7.6 million, or 1.6%, between December 31, 2018 and December 31, 2017. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $538.6 million and $574.4 million as of December 31, 2018 and 2017, respectively.
Our loan to deposit ratio increased to 91.8% at year end 2018 from 87.8% at the end of 2017, with our target range for this ratio being between 80% and 90%. The increase in this ratio is reflective of new loan originations growing at a greater rate than deposits. We expect to reduce this ratio to be within the target range through a greater focus on deposit gathering within our markets.

The following table sets forth remaining maturities and rate types of loans at December 31, 2018:

					Total for Loans		Total for Loans
					Due Within		Due After
		Due In			One Year Having		One Year Having
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
(in thousands)
Agricultural	$68,510	$20,519	$7,927	$96,956	$3,792	$64,718	$19,462	$8,984
Commercial and industrial	133,815	219,989	179,384	533,188	20,250	113,565	213,777	185,596
Commercial real estate:
Construction & development	86,034	86,237	45,346	217,617	37,813	48,221	40,049	91,534
Farmland	9,612	34,197	44,998	88,807	8,896	716	40,957	38,238
Multifamily	11,647	79,176	43,918	134,741	4,331	7,316	79,547	43,547
Commercial real estate-other	76,030	400,386	349,747	826,163	64,972	11,058	346,458	403,675
Total commercial real estate	183,323	599,996	484,009	1,267,328	116,012	67,311	507,011	576,994
Residential real estate:
One- to four- family first liens	19,008	88,121	234,701	341,830	13,202	5,806	144,756	178,066
One- to four- family junior liens	10,546	24,550	84,953	120,049	2,075	8,471	50,210	59,293
Total residential real estate	29,554	112,671	319,654	461,879	15,277	14,277	194,966	237,359
Consumer	6,668	30,697	2,063	39,428	5,416	1,252	32,743	17
Total loans	$421,870	$983,872	$993,037	$2,398,779	$160,747	$261,123	$967,959	$1,008,950
Of the $1.27 billion of variable rate loans, approximately $741.4 million, or 58.4%, are subject to interest rate floors, with a weighted average floor rate of 4.35%.
Nonperforming Assets
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2018	2017	2016	2015	2014
(dollars in thousands)
90 days or more past due and still accruing interest	$365	$207	$485	$284	$848
Troubled debt restructure(1)	5,284	9,815	7,377	7,547	8,918
Nonaccrual	19,924	14,784	20,668	4,012	3,255
Total nonperforming loans	25,573	24,806	28,530	11,843	13,021
Foreclosed assets, net	535	2,010	2,097	8,834	1,916
Total nonperforming loans and nonperforming other assets	$26,108	$26,816	$30,627	$20,677	$14,937
Nonperforming loans to loans, before allowance for loan losses	1.07%	1.08%	1.32%	0.55%	1.15%
Nonperforming loans and nonperforming other assets to loans, before allowance for loan losses	1.09%	1.17%	1.41%	1.43%	1.32%
(1) The “Troubled debt restructure” line for 2017, 2016, and 2015 has been adjusted to include loans that were previously considered “non-disclosed” of $945,000, $65,000, and $315,000, respectively. There was no change to the amount for 2014.
Management’s policy is to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured with marketable collateral and in the process of collection.
Total nonperforming assets were $26.1 million at December 31, 2018, compared to $26.8 million at December 31, 2017, a $0.7 million, or 2.7%, decrease. Nonperforming loans increased $0.8 million during 2018, and nonperforming other assets (foreclosed assets, net) decreased $1.5 million during 2018. The decrease in foreclosed assets, net, from $2.0 million at December 31, 2017 to $0.5 million at December 31, 2018, was primarily attributable to the net decrease in properties in foreclosed assets during the year ended December 31, 2018. All of the foreclosed assets were acquired through foreclosures, and we are actively working to sell all properties held as of December 31, 2018. Foreclosed assets, net, are carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.

Nonperforming loans increased from $24.8 million, or 1.08% of total loans, at December 31, 2017, to $25.6 million, or 1.07% of total loans, at December 31, 2018. At December 31, 2018, nonperforming loans consisted of $19.9 million in nonaccrual loans, $5.3 million in troubled debt restructures (“TDRs”) and $0.4 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $14.8 million, TDRs of $9.8 million, and loans past due 90 days or more and still accruing interest of $0.2 million at December 31, 2017. Nonaccrual loans increased $5.1 million between December 31, 2017 and December 31, 2018, primarily due to $16.1 million being added to nonaccrual status involving a number of independent borrowers, partially offset by $2.7 million of payments, net charge-offs of $5.4 million, and $2.3 million coming out of nonaccrual status. The balance of loans modified in a TDR decreased $4.5 million from year-end 2017, primarily due to payments of $3.5 million. Loans 90 days or more past due and still accruing interest increased $158 thousand between December 31, 2017, and December 31, 2018. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) decreased to $5.6 million at December 31, 2018, compared with $8.4 million at December 31, 2017. As of December 31, 2018, the allowance for loan losses was $29.3 million, or 1.22% of total loans, compared with $28.1 million, or 1.23% of total loans at December 31, 2017. The allowance for loan losses represented 114.60% of nonperforming loans at December 31, 2018, compared with 113.11% of nonperforming loans at December 31, 2017.
The following table sets forth information concerning nonperforming loans by class of receivable at December 31, 2018 and December 31, 2017:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure(1)	Nonaccrual	Total
(in thousands)
December 31, 2018
Agricultural	$—	$2,502	$1,622	$4,124
Commercial and industrial	—	492	9,218	9,710
Commercial real estate:
Construction & development	—	—	99	99
Farmland	—	—	2,751	2,751
Commercial real estate-other	—	1,227	4,558	5,785
Total commercial real estate	—	1,227	7,408	8,635
Residential real estate:
One- to four- family first liens	341	1,063	1,049	2,453
One- to four- family junior liens	24	—	465	489
Total residential real estate	365	1,063	1,514	2,942
Consumer	—	—	162	162
Total	$365	$5,284	$19,924	$25,573
December 31, 2017
Agricultural	$—	$2,637	$168	$2,805
Commercial and industrial	—	1,450	7,124	8,574
Commercial real estate:
Construction & development	—	—	188	188
Farmland	—	—	386	386
Commercial real estate-other	—	4,641	5,279	9,920
Total commercial real estate	—	4,641	5,853	10,494
Residential real estate:
One- to four- family first liens	205	1,087	1,228	2,520
One- to four- family junior liens	2	—	346	348
Total residential real estate	207	1,087	1,574	2,868
Consumer	—	—	65	65
Total	$207	$9,815	$14,784	$24,806
(1) The “Troubled Debt Restructure” column for 2017 has been adjusted to include loans that were previously considered “non-disclosed” of $945,000.
Not included in the loans above were purchased credit impaired loans with an outstanding balance of $0.3 million, with no net discount, as of December 31, 2018, and an outstanding balance of $0.7 million, net of a discount of $0.1 million, as of December 31, 2017.
The largest categories of nonperforming loans were commercial and industrial loans, with a balance of $9.7 million, and commercial real estate loans, with a balance of $8.6 million at December 31, 2018. The remaining nonperforming loans consisted of $4.1 million in agricultural, $2.9 million in residential real estate, and $0.2 million of consumer loans.
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
The gross interest income that would have been recorded in the years ended December 31, 2018, 2017 and 2016 if the nonaccrual and TDRs had been current in accordance with their original terms was $2.4 million, $2.5 million, and $1.9 million, respectively. The amount of interest collected on those loans that was included in interest income was $0.9 million, $1.4 million, and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
We also track the loan to value (“LTV”) ratio of loans in our portfolio, and those loans with LTVs in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At December 31, 2018, there were 21 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 110 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 5 of these equity loans and other financial institutions have the first lien on the remaining 105. There were also 156 commercial real estate loans without credit enhancement that exceed the supervisory LTV guidelines.
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
Depending upon the individual facts and circumstances and the result of the classified/watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the credit analyst will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company’s allowance for loan and lease losses calculation. Impairment analysis for the underlying collateral value is completed in the last month of the quarter.   The impairment analysis worksheets are reviewed by the Credit Administration department prior to quarter-end. The board of directors of the Bank on a quarterly basis reviews the classified/watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and foreclosed assets, net.
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
During the year ended December 31, 2018, the Company restructured 2 loans by granting concessions to borrowers experiencing financial difficulties.
Allowance for Loan Losses
The allowance for loan losses (“ALLL”) is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The provision for loan losses is the expense recognized in the Consolidated Statements of Income to adjust the allowance to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies.

The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2018	2017	2016	2015	2014
(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$2,398,779	$2,286,695	$2,165,143	$2,151,942	$1,132,519
Average amount of loans outstanding for the period (net of unearned interest)	$2,354,354	$2,201,364	$2,161,376	$1,962,846	$1,092,280
Allowance for loan losses at beginning of period (1)	$28,059	$21,850	$19,427	$16,363	$16,179
Charge-offs:
Agricultural	$656	$1,202	$1,204	$245	$26
Commercial and industrial	2,752	2,338	3,024	639	673
Credit cards	—	—	42	53	12
Overdrafts	—	—	—	44	37
Commercial real estate:
Construction & development	—	257	734	193	86
Farmland	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	2,901	7,674	197	660	79
Total commercial real estate	2,901	7,931	931	853	165
Residential real estate:
One- to four- family first liens	83	250	462	653	349
One- to four- family junior liens	30	55	320	87	60
Total residential real estate	113	305	782	740	409
Consumer	618	257	98	48	39
Total charge-offs	$7,040	$12,033	$6,081	$2,622	$1,361
Recoveries:
Agricultural	$67	$187	$33	$1	$10
Commercial and industrial	291	232	124	372	215
Credit cards(2)	—	—	—	—	2
Overdrafts(3)	—	—	—	11	13
Commercial real estate:
Construction & development	60	167	54	—	38
Farmland	—	24	1	4	—
Multifamily	—	—	—	—	—
Commercial real estate-other	230	100	137	3	23
Total commercial real estate	290	291	192	7	61
Residential real estate:
One- to four- family first liens	139	24	82	131	18
One- to four- family junior liens	149	156	75	12	4
Total residential real estate	288	180	157	143	22
Consumer	52	18	15	20	22
Total recoveries	$988	$908	$521	$554	$345
Net loans charged off	$6,052	$11,125	$5,560	$2,068	$1,016
Provision for loan losses	7,300	17,334	7,983	5,132	1,200
Allowance for loan losses at end of period	$29,307	$28,059	$21,850	$19,427	$16,363
Net loans charged off to average loans	0.26%	0.51%	0.26%	0.11%	0.09%
Allowance for loan losses to total loans at end of period	1.22%	1.23%	1.01%	0.90%	1.44%
(1) - Loans do not include, and the allowance for loan losses does not include, loan pool participations for the years 2015 and 2014.
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

The following table sets forth the allowance for loan losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment as of December 31 for each of the years indicated:

	December 31,
	2018		2017		2016		2015		2014
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
(dollars in thousands)
Agricultural	$3,637	4.1%	$2,790	4.6%	$2,003	5.2%	$1,417	5.7%	$1,506	9.3%
Commercial and industrial	7,478	22.2	8,518	22.0	6,274	21.3	5,451	21.9	5,780	26.9
Commercial real estate	15,635	52.8	13,637	51.3	9,860	49.2	8,556	46.1	4,399	37.6
Residential real estate	2,349	19.3	2,870	20.5	3,458	22.6	3,968	24.6	3,167	24.1
Consumer	208	1.6	244	1.6	255	1.7	409	1.7	323	2.1
Unallocated	—	—	—	—	—	—	(374)	—	1,188	—
Total	$29,307	100.0%	$28,059	100.0%	$21,850	100.0%	$19,427	100.0%	$16,363	100.0%
The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate to maintain adequate reserves. At December 31, 2018, the Bank adjusted its measure of certain qualitative factors for Watch and Substandard risk-rated loans. Specifically, prior to year-end 2018, a certain qualitative adjustment applied to each Watch and Substandard risk-rated segment was measured as the greater of: 1) the actual historical loss rate for that segment as measured over a 20-quarter loss accumulation period or 2) the average loss rate observed across all such risk-rated loan segments over that same period. At year-end 2018, to better align the Bank’s loan credit loss estimate with its actual loss experience, management changed the application of that certain Watch and Substandard qualitative factor to be the actual historical loss rate for each segment. That adjustment reduced the Bank’s estimate of loan credit losses by $1.2 million at December 31, 2018.
Premises and Equipment
As of December 31, 2018, premises and equipment totaled $75.8 million, a decrease of $0.2 million, or 0.3%, from $76.0 million at December 31, 2017. This decrease was primarily due to disposals and depreciation expense exceeding building improvements and additions. We expect the balance of premises and equipment to remain stable in future periods.
Goodwill and Other Intangible Assets
Goodwill was unchanged at $64.7 million as of December 31, 2017 and 2018. Other intangible assets decreased $2.2 million, or 18.0%, to $9.9 million at December 31, 2018 compared to December 31, 2017, due to normal amortization. During the second quarter of 2018, the Company recognized a $125,000 customer list intangible due to the purchase of a registered investment adviser in the Denver, Colorado area. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Deposits
Deposits increased $7.6 million, or 0.3%, during the year ended December 31, 2018, due in part to an increased focus on deposit gathering in Minnesota and Wisconsin, and growth in the Colorado market. The mix of deposits saw increases between December 31, 2017 and December 31, 2018 of $11.6 million, or 0.9%, in NOW and money market accounts, and $21.8 million, or 3.1%, in certificates of deposit. These increases were partially offset by a decrease in non-interest bearing deposits of $22.8 million, or 4.9%, and of $3.0 million, or 1.4%, in savings deposits, between December 31, 2017 and December 31, 2018.

The average balance of non-interest-bearing accounts decreased $15.9 million, or 3.4%, from 2017 to 2018. The average balance of interest-bearing demand deposits increased $63.1 million, or 5.5%, and the average balance of savings accounts increased by $9.0 million, or 4.4%, between 2017 and 2018. The aggregate average balance of time deposits increased by $49.1 million, or 7.3%, from 2017 to 2018, primarily in deposits of less than $100,000.

	Year Ended December 31,
	2018			2017			2016			2015			2014
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
(dollars in thousands)
Non-interest-bearing demand deposits	$455,223	17.5%	NA	$471,170	18.8%	NA	$512,383	21.0%	NA	$488,312	21.4%	NA	$208,071	15.0%	NA
Interest-bearing demand (NOW and money market)	1,215,428	46.6	0.49%	1,152,350	46.0	0.32%	1,087,757	44.5	0.29%	859,945	37.8	0.31%	603,812	43.7	0.36%
Savings	214,244	8.2	0.12	205,204	8.2	0.10	195,237	8.0	0.14	279,230	12.3	0.13	102,850	7.4	0.14
Time deposits	723,830	27.7	1.54	674,757	27.0	1.13	649,986	26.5	0.92	648,516	28.5	0.75	469,351	33.9	1.00
Total deposits	$2,608,725	100.0%	0.66%	$2,503,481	100.0%	0.46%	$2,445,363	100.0%	0.38%	$2,276,003	100.0%	0.35%	$1,384,084	100.0%	0.51%
Certificates of deposit of $100,000 and over at December 31, 2018 had the following maturities:

(in thousands)
Three months or less	$96,394
Over three through six months	46,222
Over six months through one year	85,427
Over one year	142,973
Total	$371,016
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase
Federal funds purchased were $56.9 million as of December 31, 2018, an increase of $55.9 million, from $1.0 million at December 31, 2017. The Bank uses federal funds to meet its routine liquidity requirements and to maintain short-term liquidity, which accounts for fluctuations in this balance. Securities sold under agreement to repurchase were $74.5 million as of December 31, 2018, a decrease of $21.7 million, or 22.6%, from $96.2 million at December 31, 2017. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Changes in the balance of securities sold under agreement to repurchase are due to variances in the cash needs of these customers. See Note 10. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our federal funds purchased and securities sold under agreement to repurchase.
Junior Subordinated Notes Issued to Capital Trusts
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.9 million as of December 31, 2018, an increase of $0.1 million, or 0.4%, from $23.8 million at December 31, 2017. This increase was due to purchase accounting amortization on junior subordinated notes that were assumed by us from Central in the merger. See Note 11. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
Federal Home Loan Bank Borrowings
FHLB borrowings totaled $136.0 million as of December 31, 2018, compared to $115.0 million as of December 31, 2017, an increase of $21.0 million, or 18.3%. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. Thus, if deposits decline, FHLB borrowing may increase to provide necessary liquidity. See Note 12. “Federal Home Loan Bank Borrowings and Long-Term Debt” to our consolidated financial statements for additional information related to our FHLB borrowings.
Long-term Debt
Long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger, of which $7.5 million was outstanding as of December 31, 2018. See Note 12. “Federal Home Loan Bank Borrowings and Long-Term Debt” to our consolidated financial statements for additional information related to our long-term debt.

The following table sets forth the distribution of borrowed funds and weighted average interest rates thereon at the end of each of the last three years.

	December 31,
	2018		2017		2016
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$131,422	1.70%	$97,229	0.47%	$117,871	0.40%
FHLB borrowings	136,000	2.45	115,000	1.67	115,000	1.56
Junior subordinated notes issued to capital trusts	23,888	4.97	23,793	4.00	23,692	3.16
Long-term debt	7,500	3.78	12,500	2.85	17,500	2.52
Total	$298,810	2.35%	$248,522	1.48%	$274,063	1.26%
The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Federal funds purchased and repurchase agreements	$131,420	$124,952	$117,871
FHLB borrowings	148,000	145,000	115,000
Junior subordinated notes issued to capital trusts	23,888	23,793	23,692
Long-term debt	12,500	17,500	22,500
Total	$315,808	$311,245	$279,063
The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)
Federal funds purchased and repurchase agreements	$105,094	1.24%	$87,763	0.47%	$74,566	0.27%
FHLB borrowings	133,814	1.95	110,000	1.67	104,954	1.74
Junior subordinated notes issued to capital trusts	23,841	4.97	23,743	4.00	23,641	3.49
Long-term debt	10,596	3.77	15,596	2.75	20,604	2.27
Total	$273,345	2.01%	$237,102	1.53%	$223,765	1.48%

Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2018:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Time certificates of deposit	$723,647	$413,108	$275,918	$34,621	$—
Federal funds purchased and repurchase agreements	74,522	74,522	—	—	—
FHLB borrowings	136,000	52,000	84,000	—	—
Junior subordinated notes issued to capital trusts	23,888	—	—	—	23,888
Long-term debt	7,500	5,000	2,500	—	—
Noncancelable operating leases and capital lease obligations	1,338	114	438	389	397
Total	$966,895	$544,744	$362,856	$35,010	$24,285
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
The following table summarizes our off-balance-sheet commitments by expiration period, as of December 31, 2018:

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Contractual obligations
(in thousands)
Commitments to extend credit	$521,270	$247,313	$128,388	$63,491	$82,078
Commitments to sell loans	666	666	—	—	—
Standby letters of credit	16,709	13,501	2,190	966	52
Total	$538,645	$261,480	$130,578	$64,457	$82,130
Capital Resources
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rule, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2018, both the Bank and the Company exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements. See Note 17. “Regulatory Capital Requirements and Restrictions on Subsidiary Cash” to our consolidated financial statements for additional information related to our regulatory capital ratios.
In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 Capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was being phased in until reaching the final level of 2.5% on January 1, 2019. The capital conservation buffer during 2018 was 1.875%.
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
On February 15, 2018, 32,460 restricted stock units were granted to certain officers of the Company under the Plan. On June 15, 2018, 6,780 restricted stock units, and on November 15, 2018, 5,000 restricted stock units were granted to certain officers of the Company under the Plan. Additionally, during the year of 2018, 29,715 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,883 shares were surrendered by grantees to satisfy tax requirements, and 4,695 nonvested restricted stock units were forfeited. During 2018, 9,700 shares of common stock were issued in connection with the exercise of previously issued stock options, and no options expired.
On May 15, 2018, 5,720 restricted stock units were granted to the directors of the Company under the Plan. See Note 15. “Stock Compensation Plans” to our consolidated financial statements for additional information related to our stock compensation program.
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
Liquid assets on hand are summarized in the table below:

	Year Ended December 31,
	2018	2017	2016
(dollars in thousands)
Cash and due from banks	$43,787	$44,818	$41,464
Interest-bearing deposits	1,693	5,474	1,764
Federal funds sold	—	680	—
Total	$45,480	$50,972	$43,228
Percentage of average total assets	1.4%	1.6%	1.4%
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
As of December 31, 2018, we had $7.5 million of long-term debt outstanding to an unaffiliated banking organization. See Note 12. “Federal Home Loan Bank Borrowings and Long-Term Debt” to our consolidated financial statements for additional information related to our long-term debt. As of December 31, 2018, we also had $23.9 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 11. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $42.8 million for the year ended December 31, 2018 and $41.0 million for the year ended December 31, 2017.
As of December 31, 2018, we had outstanding commitments to extend credit to borrowers of $521.3 million, standby letters of credit of $16.7 million, and commitments to sell loans of $0.7 million. Certificates of deposit maturing in one year or less totaled $413.1 million as of December 31, 2018. We believe that a significant portion of these deposits will remain with us upon maturity.
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
Net cash provided by operating activities was $42.8 million during 2018, compared with $41.0 million in 2017 and $38.2 million in 2016. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $0.2 million inflow for 2018, compared to an inflow of $3.4 million for 2017 and a $1.1 million net outflow for 2016.
Net cash used in investing activities was $94.4 million during 2018, compared with net cash used in investing activities of $148.8 million in 2017 and net cash used in investing activities of $123.6 million in 2016. During 2018, securities transactions resulted in net cash inflows of $25.7 million, while they were cash neutral for 2017, and showed net cash outflows of $108.8 million for 2016. Net origination of loans resulted in $118.7 million in cash outflows for 2018, compared to $133.8 million outflows for 2017 and $20.6 million outflows in 2016.

Net cash provided by financing activities was $46.2 million during 2018, compared with net cash provided by financing activities of $115.5 million in 2017, and net cash provided by financing activities of $81.5 million in 2016. Sources of cash from financing activities for 2018 included a net increase of $55.9 million in federal funds purchased, a net increase of $21.0 million in FHLB borrowings, and a $7.6 million increase in net deposits. These increases in cash were partially offset by $9.5 million cash dividends paid, and $5.0 million in payments on long-term debt. In 2017 our main sources of cash from financing activities were an increase of $124.9 million in net deposits, and $24.4 (net of expenses) proceeds from the issuance of common stock, partially offset by a net decrease of $34.7 million in federal funds purchased, $8.1 million in cash dividends paid, and $5.0 million in payments on long-term debt. In 2016, our main sources of cash from financing activities were a net increase of $34.2 million in federal funds purchased, $28.0 million net proceeds from FHLB borrowings, and a $16.9 million increase in net deposits, partially offset by $7.3 million cash dividends paid, and $5.0 million in payments on long-term debt.
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
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 35% of total assets. As of December 31, 2018, the Bank had $136.0 million in outstanding FHLB borrowings, leaving $96.4 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2018.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2018, the Bank had municipal securities with an approximate market value of $12.7 million pledged for liquidity purposes.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. Multiple interest rate scenarios are evaluated which include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). The change in the Company’s interest rate profile between December 31, 2017 and December 31, 2018 is largely attributable to the increase in federal funds purchased and a shift to utilizing more variable rate FHLB borrowings.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 200 basis points and 100 basis points, or increase of 100 basis points and 200 basis points.

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2018
Dollar change	$(529)	$(568)	$(1,840)	$(4,006)
Percent change	(0.5)%	(0.5)%	(1.7)%	(3.8)%

December 31, 2017
Dollar change	$(2,873)	$(729)	$55	$(361)
Percent change	(2.8)%	(0.7)%	0.1%	(0.4)%
As of December 31, 2018, 28.6% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months and 64.3% of the Company’s deposit balances are low cost or no cost deposits.

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
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and its subsidiaries’ (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Cedar Rapids, Iowa
March 8, 2019

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(dollars in thousands)

	2018	2017
ASSETS
Cash and due from banks	$43,787	$44,818
Interest-earning deposits in banks	1,693	5,474
Federal funds sold	—	680
Total cash and cash equivalents	45,480	50,972
Equity securities at fair value	2,737	2,336
Debt securities available for sale at fair value	414,101	445,324
Held to maturity securities at amortized cost (fair value of $192,564 at December 31, 2018 and $194,343 at December 31, 2017)	195,822	195,619
Loans held for sale	666	856
Loans held for investment, net of unearned income	2,398,779	2,286,695
Allowance for loan losses	(29,307)	(28,059)
Total loans held for investment, net	2,369,472	2,258,636
Premises and equipment, net	75,773	75,969
Interest receivable	14,736	14,732
Goodwill	64,654	64,654
Other intangible assets, net	9,875	12,046
Bank-owned life insurance	60,989	59,831
Foreclosed assets, net	535	2,010
Deferred income taxes, net	8,273	6,525
Other assets	28,367	22,761
Total assets	$3,291,480	$3,212,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits	$439,133	$461,969
Interest-bearing deposits	2,173,796	2,143,350
Total deposits	2,612,929	2,605,319
Federal funds purchased	56,900	1,000
Securities sold under agreements to repurchase	74,522	96,229
Federal Home Loan Bank borrowings	136,000	115,000
Junior subordinated notes issued to capital trusts	23,888	23,793
Long-term debt	7,500	12,500
Deferred compensation liability	5,268	5,199
Interest payable	1,828	1,428
Other liabilities	15,578	11,499
Total liabilities	2,934,413	2,871,967
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares at December 31, 2018 and December 31, 2017; issued 12,463,481 shares at December 31, 2018 and December 31, 2017; outstanding 12,180,015 shares at December 31, 2018 and 12,219,611 shares at December 31, 2017	12,463	12,463
Additional paid-in capital	187,813	187,486
Treasury stock at cost, 283,466 shares as of December 31, 2018 and 243,870 shares as of December 31, 2017	(6,499)	(5,121)
Retained earnings	168,951	148,078
Accumulated other comprehensive loss	(5,661)	(2,602)
Total shareholders' equity	357,067	340,304
Total liabilities and shareholders' equity	$3,291,480	$3,212,271
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2018, 2017, and 2016
(in thousands, except per share amounts)

	2018	2017	2016
Interest income:
Loans	$111,193	$102,366	$98,162
Bank deposits	59	138	161
Federal funds sold	3	4	5
Taxable securities	11,742	10,573	8,297
Tax-exempt securities	5,827	6,239	5,703
Total interest income	128,824	119,320	112,328
Interest expense:
Deposits	17,331	11,489	9,379
Federal funds purchased	661	171	47
Securities sold under agreements to repurchase	641	241	158
Federal Home Loan Bank borrowings	2,612	1,838	1,827
Other borrowings	13	12	19
Junior subordinated notes issued to capital trusts	1,184	949	825
Long-term debt	399	445	467
Total interest expense	22,841	15,145	12,722
Net interest income	105,983	104,175	99,606
Provision for loan losses	7,300	17,334	7,983
Net interest income after provision for loan losses	98,683	86,841	91,623
Noninterest income:
Trust, investment, and insurance fees	6,237	6,189	5,574
Service charges and fees on deposit accounts	4,649	5,126	5,219
Loan origination and servicing fees	3,622	3,421	3,771
Other service charges and fees	6,215	5,992	5,951
Bank-owned life insurance income	1,610	1,388	1,366
Gain on sale or call of debt securities	193	241	464
Other gain	262	13	1,089
Total noninterest income	22,788	22,370	23,434
Noninterest expense:
Salaries and employee benefits	49,758	47,864	49,621
Occupancy and equipment, net	13,037	12,305	13,066
Professional fees	4,641	3,962	4,216
Data processing	2,951	2,674	4,940
FDIC insurance	1,533	1,265	1,563
Amortization of intangibles	2,296	3,125	3,970
Other	9,287	8,941	10,430
Total noninterest expense	83,503	80,136	87,806
Income before income tax expense	37,968	29,075	27,251
Income tax expense	7,617	10,376	6,860
Net income	$30,351	$18,699	$20,391
Earnings per share:
Basic	$2.48	$1.55	$1.78
Diluted	$2.48	$1.55	$1.78
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2018, 2017, and 2016
(in thousands)

	2018	2017	2016
Net income	$30,351	$18,699	$20,391

Other comprehensive loss, available for sale securities:
Unrealized holding losses arising during period	(3,865)	(1,470)	(6,906)
Reclassification adjustment for gains included in net income	(197)	(188)	(464)
Income tax benefit	1,060	654	2,829
Other comprehensive loss on available for sale securities	(3,002)	(1,004)	(4,541)
Total other comprehensive loss	$(3,002)	$(1,004)	$(4,541)
Comprehensive income	$27,349	$17,695	$15,850
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$—	$11,713	$163,487	$(6,331)	$123,901	$3,408	$296,178
Net income	—	—	—	—	20,391	—	20,391
Dividends paid on common stock ($0.64 per share)	—	—	—	—	(7,317)	—	(7,317)
Stock options exercised (2,900 shares)	—	—	(22)	60	—	—	38
Release/lapse of restriction on RSUs (26,133 shares)	—	—	(529)	505	—	—	(24)
Share-based compensation	—	—	731	—	—		731
Other comprehensive loss, net of tax	—	—	—	—	—	(4,541)	(4,541)
Balance at December 31, 2016	$—	$11,713	$163,667	$(5,766)	$136,975	$(1,133)	$305,456
Net income	—	—	—	—	18,699	—	18,699
Issuance of common stock (750,000 shares), net of expenses of $1,328	—	750	23,610	—	—	—	24,360
Dividends paid on common stock ($0.67 per share)	—	—	—	—	(8,061)	—	(8,061)
Stock options exercised (8,750 shares)	—	—	(83)	183	—	—	100
Release/lapse of restriction on RSUs (27,625 shares)	—	—	(576)	462	—	—	(114)
Share-based compensation	—	—	868	—	—		868
Reclassified from AOCI to Retained Earnings, tax effect(1)	—	—	—	—	465	(465)	—
Other comprehensive loss, net of tax	—	—	—	—	—	(1,004)	(1,004)
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
Cumulative effect of changes in accounting principles(2)	—	—	—	—	57	(57)	—
Net income	—	—	—	—	30,351	—	30,351
Dividends paid on common stock ($0.78 per share)	—	—	—	—	(9,535)	—	(9,535)
Stock options exercised (9,700 shares)	—	—	(68)	204	—	—	136
Release/lapse of restriction on RSUs (29,715 shares)	—	—	(635)	547	—	—	(88)
Repurchase of common stock (76,128 shares)	—	—	—	(2,129)	—	—	(2,129)
Share-based compensation	—	—	1,030	—	—	—	1,030
Other comprehensive loss, net of tax	—	—	—	—	—	(3,002)	(3,002)
Balance at December 31, 2018	$—	$12,463	$187,813	$(6,499)	$168,951	$(5,661)	$357,067
(1) Reclassification due to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1, “Nature of Business and Significant Accounting Policies - Effect of New Financial Accounting Standards” and Note 13, “Income Taxes” for additional information
(2) Reclassification due to adoption of ASU 2016-01, Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1. “Nature of Business and Significant Accounting Policies - Effect of New Financial Accounting Standards” for additional information.

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017, and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$30,351	$18,699	$20,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,300	17,334	7,983
Depreciation and amortization of premises and equipment	4,232	4,032	4,450
Amortization of premium on junior subordinated notes issued to capital trusts	95	101	105
Amortization of intangibles	2,296	3,125	3,970
Amortization of premiums and discounts on investment securities, net	953	1,176	1,624
(Gain) loss on sale of premises and equipment	(20)	(2)	44
Deferred income tax expense (benefit)	(676)	744	(2,853)
Excess tax benefits from share-based award activity	(4)	(92)	—
Stock-based compensation	1,030	868	731
Net loss on equity securities	83	—	—
Net gain on sale or call of available for sale securities	(197)	(188)	(464)
Net (gain) loss on sale or call of held to maturity securities	4	(53)	—
Net gain on sale of foreclosed assets, net	(241)	(28)	(795)
Net gain on sale of loans held for sale	(1,725)	(1,794)	(2,475)
Writedown of foreclosed assets	22	58	675
Origination of loans held for sale	(66,180)	(87,579)	(132,003)
Proceeds from sales of loans held for sale	68,108	92,758	133,424
Increase in accrued interest receivable	(4)	(861)	(135)
Increase in cash value of bank-owned life insurance	(1,610)	(1,388)	(1,366)
(Increase) decrease in other assets	(5,606)	(4,448)	3,496
Increase in deferred compensation liability	69	19	48
Increase (decrease) in interest payable and other liabilities	4,479	(1,501)	1,334
Net cash provided by operating activities	$42,759	$40,980	$38,184
Cash flows from investing activities:
Purchases of equity securities	$(509)	$—	$(1,007)
Proceeds from sales of available for sale securities	14,490	22,538	23,381
Proceeds from maturities and calls of available for sale securities	73,719	67,743	84,612
Purchases of available for sale securities	(61,512)	(62,849)	(165,611)
Proceeds from sales of held to maturity securities	—	1,153	—
Proceeds from maturities and calls of held to maturity securities	5,509	15,477	12,080
Purchases of held to maturity securities	(6,008)	(44,024)	(62,231)
Increase in loans, net	(118,710)	(133,836)	(20,648)
Purchases of premises and equipment	(5,568)	(4,988)	(5,634)
Proceeds from sale of foreclosed assets, net	2,268	1,216	8,744
Proceeds from sale of premises and equipment	657	32	2,299
Proceeds from sale of assets held for sale	895	—	—
Proceeds from bank-owned life insurance death benefit	452	—	430
Purchases of bank-owned life insurance	—	(11,212)	—
Payments to acquire intangible assets	(125)	—	—
Net cash used in investing activities	$(94,442)	$(148,750)	$(123,585)
Cash flows from financing activities:
Net increase in deposits	$7,610	$124,871	$16,927
Net increase (decrease) in federal funds purchased	55,900	(34,684)	34,184
Net increase (decrease) in securities sold under agreements to repurchase	(21,707)	14,042	14,724
Proceeds from Federal Home Loan Bank borrowings	110,000	215,000	50,000
Repayment of Federal Home Loan Bank borrowings	(89,000)	(215,000)	(22,000)
Proceeds from share-based award activity	137	8	14
Excess tax benefits from share-based award activity	4	92	—
Taxes paid relating to net share settlement of equity awards	(89)	(114)	—
Payments on long-term debt	(5,000)	(5,000)	(5,000)
Dividends paid	(9,535)	(8,061)	(7,317)
Issuance of common stock	—	25,688	—
Expenses incurred in stock issuance	—	(1,328)	—
Repurchase of common stock for the treasury	(2,129)	—	—
Net cash provided by financing activities	$46,191	$115,514	$81,532
Net increase (decrease) in cash and cash equivalents	$(5,492)	$7,744	$(3,869)
Cash and cash equivalents:
Beginning of period	50,972	$43,228	$47,097
Ending balance	$45,480	$50,972	$43,228

	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22,441	$15,189	$12,757
Cash paid during the period for income taxes	6,245	13,199	7,957
Supplemental schedule of non-cash investing activities:
Transfer of loans to foreclosed assets	$574	$1,159	$1,887
Transfer of premises and equipment to assets held for sale	895	—	—
Supplemental schedule of non-cash operating activities:
Transfer due to Tax Cuts and Jobs Act of 2017, reclassified from AOCI to Retained Earnings, tax effect	$—	$465	$—
Transfer due to adoption of ASU 2016-01, reclassified from AOCI to Retained Earnings.	$57	$—	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: MidWestOne Financial Group, Inc. (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns all of the outstanding common stock of MidWestOne Bank (the “Bank”), Iowa City, Iowa, and all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. The Bank is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers through a total of 45 banking offices in central and east-central Iowa, the Twin Cities metro area in Minnesota and western Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. MidWestOne Insurance Services, Inc. provides personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorships accounts along with providing other management services to customers.

On May 1, 2015, the Company acquired Central Bancshares, Inc., a Minnesota corporation. In connection with the merger, Central Bank, a Minnesota-chartered commercial bank and wholly-owned subsidiary of Central, became a wholly-owned subsidiary of the Company. Per the merger agreement, each of the outstanding shares of Central common stock was converted into the pro rata portion of 2,723,083 shares of Company common stock and $64.0 million in cash. On April 2, 2016, Central Bank merged with and into the Bank.

On August 21, 2018, the Company entered into a merger agreement with ATBancorp, an Iowa corporation, pursuant to which ATBancorp will merge with and into the Company. In connection with the merger, American Trust & Savings Bank, an Iowa state chartered bank and wholly owned subsidiary of ATBancorp, and American Bank & Trust Wisconsin, a Wisconsin state chartered bank and wholly owned subsidiary of ATBancorp, will merge with and into the Bank, which will continue as the surviving bank. The merger agreement also provides that each of the outstanding shares of ATBancorp common stock will be converted into the right of ATBancorp shareholders to receive 117.55 shares of Company common stock and $992.51 in cash. The corporate headquarters of the combined company will be in Iowa City, Iowa. The merger is anticipated to be completed in the second quarter of 2019. For further information, please refer to the Current Report on Form 8-K filed by the Company with the SEC on August 22, 2018.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, amounts due from banks, and federal funds sold. Cash flows from loans, deposits, federal funds purchased, and securities sold under agreements to repurchase are reported net.

Cash receipts and cash payments resulting from originations and sales of loans held for sale are classified as operating cash flows on a gross basis in the consolidated statements of cash flows.

The nature of the Company’s business requires that it maintain amounts due from banks that, at times, may exceed federally insured limits. In the opinion of management, no material risk of loss exists due to the various correspondent banks’ financial condition and the fact that they are well capitalized.

Investment securities: Certain debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily determinable fair values are classified as available for sale securities, with market value changes reflected on the income statement, and are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments of equity securities are included in other gains on the consolidated statements of income.

The Company employs valuation techniques which utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about assumptions that market participants would use, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are required to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) discussed in more detail in Note 20 to the consolidated financial statements. Available for sale debt securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized.

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

Loans: Loans are stated at the principal amount outstanding, net of purchase premiums, purchase discounts and net deferred loan fees. Net deferred loan fees include nonrefundable loan origination fees less direct loan origination costs. Net deferred loan fees, purchase premiums and purchase discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. The interest method is used for all loans except revolving loans, for which the straight-line method is used. Interest on loans is credited to income as earned based on the principal amount outstanding.

The accrual of interest on agricultural, commercial, commercial real estate, and consumer loan segments is discontinued at the time the loan is 90 days past due, and residential real estate loan segments at 120 days past due, unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.

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

Credit-related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commitments to sell loans, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivatives and hedging instruments: As part of its asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate risks. The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. The estimated useful lives and primary method of depreciation for the principal items are as follows:

	Years
Type of Assets	Minimum		Maximum	Depreciation Method

Buildings and leasehold improvements	10	-	39	Straight-line
Furniture and equipment	3	-	10	Straight-line

Charges for maintenance and repairs are expensed as incurred. When assets are retired or disposed of the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

Foreclosed assets, net: Real estate properties and other assets acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at least annually. Any write-downs in value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as acquisitions. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the reporting unit level. The Company did not recognize impairment losses during the year ended December 31, 2018. Any future impairment will be recorded as noninterest expense in the period of assessment. Certain other intangible assets that have finite lives are amortized over the remaining useful lives.

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

Bank-owned life insurance (BOLI): BOLI represents life insurance policies on the lives of certain Company officers and directors or former officers and directors for which the Company is the beneficiary. Bank-owned life insurance is carried at cash surrender value, net of surrender and other charges, with increases/decreases reflected as noninterest income/expense in the consolidated statements of income.

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

Income taxes: The Company and/or its subsidiaries file tax returns in all states and local taxing jurisdictions which impose corporate income, franchise or other taxes where it operates. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of the taxing jurisdiction. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act introduced tax reform that reduced the corporate federal income tax rate from 35% to 21%, among other changes. While the corporate tax rate reduction was effective January 1, 2018, GAAP required a revaluation of the Company’s net deferred tax asset. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense as changes in tax laws are enacted. On February 14, 2018 the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of this ASU allowed a reclassification from other accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. See Note 13. “Income Taxes” for more information,

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2018 and 2017.

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

On July 21, 2016, the board of directors of the Company renewed the share repurchase program, which allowed for the repurchase of up to $5.0 million of stock through December 31, 2018. The Company repurchased no common stock under this plan in 2016 or 2017. In 2018, 33,998 shares of common stock for approximately $1.1 million were purchased under this plan.

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

On October 16, 2018, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of common stock through December 31, 2020. The new repurchase program replaced the Company's prior repurchase program. 42,130 shares of common stock were repurchased under the new plan, at a cost of $1.0 million and thus $4.0 million remained available for possible future repurchases as of December 31, 2018.

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

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Unrealized losses on securities available for sale	$(7,660)	$(3,530)	$(1,872)
Less: Tax effect	(1,999)	(928)	(739)
Accumulated other comprehensive loss, net of tax	$(5,661)	$(2,602)	$(1,133)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2018
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (Topic 606). Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other sections of GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, service charges on deposit accounts, sales of other real estate, and debit card interchange fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on its evaluation, the Company determined that ASU 2014-09 also did not materially change the method in which the Company currently recognizes costs for these revenue streams. The Company adopted this update on January 1, 2018, utilizing the modified retrospective transition method. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 21 “Revenue Recognition” for more information.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance in this update makes changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The treatment of gains and losses for all equity securities, including those without a readily determinable market value, is expected to result in additional volatility in the income statement, with the loss of mark to market via equity for these investments. Additionally, changes in the allowable method for determining the fair value of financial instruments in the financial statement footnotes (“exit price” only) require changes to current methodologies of determining these values, and how they are disclosed in the financial statement footnotes. The new standard applies to public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018. With the elimination of the classification of available for sale equity securities, the net unrealized gain or loss on these securities that had been included in accumulated other comprehensive income at December 31, 2017, in the amount of $57,000, has been transferred to retained earnings, as shown in the consolidated statements of shareholders’ equity. Changes in the fair value of equity securities with readily determinable fair values are now reflected in the noninterest income portion of the consolidated statements of income, in the other gains (losses) line item. In accordance with the ASU requirements, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion. See Note 20. “Estimated Fair Value of Financial Instruments and Fair Value Measurements” to our consolidated financial statements.

Accounting Guidance Pending Adoption at December 31, 2018
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The new standard applies to public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company elected the cumulative effect approach which was applied on January 1, 2019. The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to now be recognized on the consolidated balance sheets as right-of-use (“ROU”) assets and a corresponding lease liability, and the Company has implemented new software to aid in the transition. Adoption of the standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $2.9 million as of January 1, 2019.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB responds to criticism that current guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has selected a third-party vendor to assist with implementation. The team meets periodically to discuss the latest developments, ensure progress is being made, and keep current on evolving interpretations and industry practices related to ASU 2016-13. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The amortized cost and fair value of investment debt securities available for sale, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2018
U.S. Government agencies and corporations	$5,522	$—	$27	$5,495
State and political subdivisions	121,403	877	379	121,901
Mortgage-backed securities	51,625	100	1,072	50,653
Collateralized mortgage obligations	176,134	220	6,426	169,928
Corporate debt securities	67,077	64	1,017	66,124
Total debt securities	$421,761	$1,261	$8,921	$414,101

December 31, 2017
U.S. Government agencies and corporations	$15,716	$—	$90	$15,626
State and political subdivisions	139,561	2,475	197	141,839
Mortgage-backed securities	48,744	181	428	48,497
Collateralized mortgage obligations	173,339	29	5,172	168,196
Corporate debt securities	71,562	31	427	71,166
Total debt securities	$448,922	$2,716	$6,314	$445,324

The amortized cost and fair value of investment debt securities held to maturity, with gross unrealized gains and losses, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(in thousands)
December 31, 2018
State and political subdivisions	$131,177	$314	$2,437	$129,054
Mortgage-backed securities	11,016	1	331	10,686
Collateralized mortgage obligations	18,527	—	669	17,858
Corporate debt securities	35,102	331	467	34,966
Total debt securities	$195,822	$646	$3,904	$192,564

December 31, 2017
U.S. Government agencies and corporations	$10,049	$—	$—	$10,049
State and political subdivisions	126,413	804	1,631	125,586
Mortgage-backed securities	1,906	4	13	1,897
Collateralized mortgage obligations	22,115	—	707	21,408
Corporate debt securities	35,136	548	281	35,403
Total debt securities	$195,619	$1,356	$2,632	$194,343

Investment securities with a carrying value of $197.2 million and $237.4 million at December 31, 2018 and 2017, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

As of December 31, 2018, the Company owned $0.3 million of equity securities in banks and financial service-related companies, and $2.4 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the Community Reinvestment Act. Prior to January 1, 2018, we accounted for our marketable equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive income on the balance

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized in noninterest income. Effective with the January 1, 2018 adoption of ASU 2016-01, both the realized and unrealized net gains and losses on equity securities are required to be recognized in the statements of income. A breakdown between net realized and unrealized gains and losses is provided later in this financial statement footnote. These net changes are included in the other gain line item in the noninterest income section of the Consolidated Statements of Income.

The summary of investment securities shows that some of the debt securities in the available for sale and held to maturity investment portfolios had unrealized losses, or were temporarily impaired, as of December 31, 2018 and December 31, 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following tables present information pertaining to debt securities with gross unrealized losses as of December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$—	$—	$5,495	$27	$5,495	$27
State and political subdivisions	75	27,508	121	12,140	258	39,648	379
Mortgage-backed securities	24	1,893	15	44,882	1,057	46,775	1,072
Collateralized mortgage obligations	40	3,906	75	134,742	6,351	138,648	6,426
Corporate debt securities	11	—	—	58,040	1,017	58,040	1,017
Total	152	$33,307	$211	$255,299	$8,710	$288,606	$8,921

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	3	$15,626	$90	$—	$—	$15,626	$90
State and political subdivisions	34	11,705	167	1,800	30	13,505	197
Mortgage-backed securities	20	37,964	359	3,961	69	41,925	428
Collateralized mortgage obligations	35	37,881	489	122,757	4,683	160,638	5,172
Corporate debt securities	12	55,340	298	8,778	129	64,118	427
Total	104	$158,516	$1,403	$137,296	$4,911	$295,812	$6,314

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	223	$20,905	$130	$56,154	$2,307	$77,059	$2,437
Mortgage-backed securities	6	9,486	298	1,138	33	10,624	331
Collateralized mortgage obligations	8	—	—	17,849	669	17,849	669
Corporate debt securities	5	8,177	181	5,685	286	13,862	467
Total	242	$38,568	$609	$80,826	$3,295	$119,394	$3,904

		As of December 31, 2017
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	167	$33,237	$393	$25,843	$1,238	$59,080	$1,631
Mortgage-backed securities	4	349	2	887	11	1,236	13
Collateralized mortgage obligations	7	5,221	90	16,168	617	21,389	707
Corporate debt securities	3	3,093	4	2,617	277	5,710	281
Total	181	$41,900	$489	$45,515	$2,143	$87,415	$2,632

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

At December 31, 2018, approximately 54% of the municipal obligations held by the Company were Iowa-based, and approximately 25% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company’s mortgage-backed securities and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to credit-related losses and that these securities had no OTTI.

At December 31, 2018 and 2017, all but one of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the company issuing the non-investment grade bond and found the company’s earnings and equity position to be satisfactory and in line with industry norms. Therefore, we believe the low market value of this investment is temporary and expect to receive all contractual payments. The internal evaluation of the non-investment grade bond along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment of in the corporate bond portfolio.

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

The contractual maturity distribution of investment debt securities at December 31, 2018, is summarized as follows:

	Available For Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$23,370	$23,346	$733	$733
Due after one year through five years	100,859	100,040	24,503	24,195
Due after five years through ten years	64,135	64,506	104,117	102,836
Due after ten years	5,638	5,628	36,926	36,256
Debt securities without a single maturity date	227,759	220,581	29,543	28,544
Total	$421,761	$414,101	$195,822	$192,564

Mortgage-backed securities and collateralized mortgage obligations are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above.

Proceeds from the sales of investment securities available for sale during 2018 were $14.5 million. During 2017 there was $22.5 million of sales of investment securities available for sale, while in 2016 there was $23.4 million of sales of investment securities available for sale.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, including impairment losses for the years ended December 31, 2018, 2017 and 2016, were as follows:

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Debt securities available for sale:
Gross realized gains	$203	$199	$469
Gross realized losses	(6)	(11)	(5)
Net realized gain	$197	$188	$464
Debt securities held to maturity:
Gross realized gains	$—	$53	$—
Gross realized losses	(4)	—	—
Net realized gain (loss)	$(4)	$53	$—
Total net realized gain on sale or call of debt securities	$193	$241	$464

The following tables present the net gains and losses on equity investments during the year ended December 31, 2018, 2017, and 2016 disaggregated into realized and unrealized gains and losses:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net losses recognized	$(83)	$—	$—
Less: Net gains and losses recognized due to sales	—	—	—
Unrealized losses on securities still held at the reporting date	$(83)	$—	$—

Gains and losses on equity securities is included in other gain on the consolidated statements of income.

Note 3.	Loans Receivable and the Allowance for Loan Losses

The composition of allowance for loan losses and loans by portfolio segment and based on impairment method are as follows:

	Recorded Investment in Loan Receivables and Allowance for Loan Losses
	As of December 31, 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans receivable
Individually evaluated for impairment	$4,090	$8,957	$7,957	$1,760	$24	$22,788
Collectively evaluated for impairment	92,866	524,182	1,246,589	455,941	39,404	2,358,982
Purchased credit impaired loans	—	49	12,782	4,178	—	17,009
Total	$96,956	$533,188	$1,267,328	$461,879	$39,428	$2,398,779
Allowance for loan losses:
Individually evaluated for impairment	$322	$2,159	$2,683	$120	$—	$5,284
Collectively evaluated for impairment	3,315	5,318	12,232	1,753	208	22,826
Purchased credit impaired loans	—	1	720	476	—	1,197
Total	$3,637	$7,478	$15,635	$2,349	$208	$29,307

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2017
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans receivable
Individually evaluated for impairment	$2,969	$9,734	$10,386	$3,722	$—	$26,811
Collectively evaluated for impairment	102,543	493,844	1,147,133	460,475	36,158	2,240,153
Purchased credit impaired loans	—	46	14,452	5,233	—	19,731
Total	$105,512	$503,624	$1,171,971	$469,430	$36,158	$2,286,695
Allowance for loan losses:
Individually evaluated for impairment	$140	$1,126	$2,157	$226	$—	$3,649
Collectively evaluated for impairment	2,650	7,392	11,144	2,182	244	23,612
Purchased credit impaired loans	—	—	336	462	—	798
Total	$2,790	$8,518	$13,637	$2,870	$244	$28,059

As of December 31, 2018, the gross purchased credit impaired loans included above were $17.9 million, with a discount of $0.9 million. As of December 31, 2017 the gross purchased credit impaired loans included above were $21.5 million, with a discount of $1.7 million.

Loans with unpaid principal in the amount of $444.6 million and $477.6 million at December 31, 2018 and December 31, 2017, respectively, were pledged to the FHLB as collateral for borrowings.

The changes in the allowance for loan losses by portfolio segment are as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2018, 2017, and 2016
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$—	$28,059
Charge-offs	(656)	(2,752)	(2,901)	(113)	(618)	—	(7,040)
Recoveries	67	291	290	288	52	—	988
Provision (negative provision)	1,436	1,421	4,609	(696)	530	—	7,300
Ending balance	$3,637	$7,478	$15,635	$2,349	$208	$—	$29,307
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850
Charge-offs	(1,202)	(2,338)	(7,931)	(305)	(257)	—	(12,033)
Recoveries	187	232	291	180	18	—	908
Provision (negative provision)	1,802	4,350	11,417	(463)	228	—	17,334
Ending balance	$2,790	$8,518	$13,637	$2,870	$244	$—	$28,059
2016
Beginning balance	$1,417	$5,451	$8,556	$3,968	$409	$(374)	$19,427
Charge-offs	(1,204)	(3,066)	(931)	(782)	(98)	—	(6,081)
Recoveries	33	124	192	157	15	—	521
Provision (negative provision)	1,757	3,765	2,043	115	(71)	374	7,983
Ending balance	$2,003	$6,274	$9,860	$3,458	$255	$—	$21,850

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When it is determined that a loan requires a partial or full charge-off, a request for approval of a charge-off is submitted to the Company's President, Senior Vice President and Chief Credit Officer, and the Senior Regional Loan officer. The Bank's board of directors formally approves all loan charge-offs. Once a loan is charged-off, it cannot be restructured and returned to the Company's books.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2018			2017			2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	0	$—	$—	0	$—	$—	1	$25	$25
Commercial and industrial
Extended maturity date	0	—	—	6	2,037	2,083	0	—	—
Commercial real estate:
Farmland
Extended maturity date	1	86	86	2	176	176	0	—	—
Commercial real estate-other
Extended maturity date	0	—	—	2	4,276	4,276	0	—	—
Other	0	—	—	1	10,546	10,923	1	1,000	700
Residential real estate:
One- to four- family first liens
Interest rate reduction	0	—	—	0	—	—	2	394	394
Extended maturity date	1	39	46	0	—	—	0	—	—
One- to four- family junior liens
Interest rate reduction	0	—	—	0	—	—	1	71	71
Total	2	$125	$132	11	$17,035	$17,458	5	$1,490	$1,190
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	2018		2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial and industrial
Extended maturity date	0	$—	4	$1,504	0	$—
Commercial real estate:
Commercial real estate-other
Extended maturity date	1	46	1	968	0	—
Total	1	$46	5	$2,472	0	$—

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the qualitative factors identified above, the Bank applies a qualitative adjustment to each Watch and Substandard risk-rated portfolio segment. Prior to December 31, 2018, that certain factor was measured as the greater of the actual historical loss rate for that segment as measured over a 20-quarter loss accumulation period or the average loss rate observed across all such risk-rated segments over that same period. At December 31, 2018, to better align the Bank’s loan credit loss estimate with its actual credit loss experience, management changed the application of that certain Watch and Substandard qualitative factor to be the actual historical loss rate for each segment. That adjustment reduced the Bank’s estimate of loan credit losses by $1.2 million at December 31, 2018 and improved consolidated net income by approximately $0.9 million, or $0.08 per diluted common share, for the year ended December 31, 2018.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of December 31, 2018 and 2017:

	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
(in thousands)
2018
Agricultural	$74,126	$12,960	$9,870	$—	$—	$96,956
Commercial and industrial	499,042	13,583	20,559	4	—	533,188
Commercial real estate:
Construction & development	215,625	1,069	923	—	—	217,617
Farmland	72,924	4,818	11,065	—	—	88,807
Multifamily	133,310	1,431	—	—	—	134,741
Commercial real estate-other	766,702	38,275	21,186	—	—	826,163
Total commercial real estate	1,188,561	45,593	33,174	—	—	1,267,328
Residential real estate:
One- to four- family first liens	335,233	2,080	4,256	261	—	341,830
One- to four- family junior liens	118,146	426	1,477	—	—	120,049
Total residential real estate	453,379	2,506	5,733	261	—	461,879
Consumer	39,357	22	24	25	—	39,428
Total	$2,254,465	$74,664	$69,360	$290	$—	$2,398,779
2017
Agricultural	$80,377	$21,989	$3,146	$—	$—	$105,512
Commercial and industrial	453,363	23,153	27,102	6	—	503,624
Commercial real estate:
Construction & development	162,968	1,061	1,247	—	—	165,276
Farmland	76,740	10,357	771	—	—	87,868
Multifamily	131,507	2,498	501	—	—	134,506
Commercial real estate-other	731,231	34,056	19,034	—	—	784,321
Total commercial real estate	1,102,446	47,972	21,553	—	—	1,171,971
Residential real estate:
One- to four- family first liens	340,446	2,776	9,004	—	—	352,226
One- to four- family junior liens	114,763	952	1,489	—	—	117,204
Total residential real estate	455,209	3,728	10,493	—	—	469,430
Consumer	36,059	—	68	31	—	36,158
Total	$2,127,454	$96,842	$62,362	$37	$—	$2,286,695

Included within the special mention, substandard, and doubtful categories at December 31, 2018 and 2017 were purchased credit impaired loans totaling $8.9 million and $12.6 million, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of December 31, 2018 and 2017:

	As of December 31,
	2018			2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
(in thousands)
With no related allowance recorded:
Agricultural	$1,999	$2,511	$—	$1,523	$2,023	$—
Commercial and industrial	2,761	2,977	—	7,588	7,963	—
Commercial real estate:
Construction & development	84	84	—	84	84	—
Farmland	110	110	—	287	287	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,533	2,046	—	5,746	6,251	—
Total commercial real estate	1,727	2,240	—	6,117	6,622	—
Residential real estate:
One- to four- family first liens	617	644	—	2,449	2,482	—
One- to four- family junior liens	292	293	—	26	26	—
Total residential real estate	909	937	—	2,475	2,508	—
Consumer	24	24	—	—	—	—
Total	$7,420	$8,689	$—	$17,703	$19,116	$—
With an allowance recorded:
Agricultural	$2,091	$2,097	$322	$1,446	$1,446	$140
Commercial and industrial	6,196	8,550	2,159	2,146	2,177	1,126
Commercial real estate:
Construction & development	—	—	—	—	—	—
Farmland	2,123	2,123	662	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	4,107	4,365	2,021	4,269	11,536	2,157
Total commercial real estate	6,230	6,488	2,683	4,269	11,536	2,157
Residential real estate:
One- to four- family first liens	851	851	120	979	979	185
One- to four- family junior liens	—	—	—	268	268	41
Total residential real estate	851	851	120	1,247	1,247	226
Consumer	—	—	—	—	—	—
Total	$15,368	$17,986	$5,284	$9,108	$16,406	$3,649
Total:
Agricultural	$4,090	$4,608	$322	$2,969	$3,469	$140
Commercial and industrial	8,957	11,527	2,159	9,734	10,140	1,126
Commercial real estate:
Construction & development	84	84	—	84	84	—
Farmland	2,233	2,233	662	287	287	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,640	6,411	2,021	10,015	17,787	2,157
Total commercial real estate	7,957	8,728	2,683	10,386	18,158	2,157
Residential real estate:
One- to four- family first liens	1,468	1,495	120	3,428	3,461	185
One- to four- family junior liens	292	293	—	294	294	41
Total residential real estate	1,760	1,788	120	3,722	3,755	226
Consumer	24	24	—	—	—	—
Total	$22,788	$26,675	$5,284	$26,811	$35,522	$3,649

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	For the Year Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Agricultural	$1,608	$53	$1,585	$66	$3,815	$88
Commercial and industrial	2,607	94	7,588	230	6,540	79
Commercial real estate:
Construction & development	84	—	364	2	390	54
Farmland	66	—	1,012	58	2,389	97
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,328	41	5,682	233	2,243	60
Total commercial real estate	1,478	41	7,058	293	5,022	211
Residential real estate:
One- to four- family first liens	404	—	2,406	84	2,430	101
One- to four- family junior liens	287	—	27	2	—	—
Total residential real estate	691	—	2,433	86	2,430	101
Consumer	5	1	—	—	—	—
Total	$6,389	$189	$18,664	$675	$17,807	$479
With an allowance recorded:
Agricultural	$1,876	$56	$1,457	$44	$1,678	$46
Commercial and industrial	4,991	59	2,189	103	5,277	74
Commercial real estate:
Construction & development	—	—	—	—	263	3
Farmland	1,692	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,146	190	4,275	34	6,515	—
Total commercial real estate	3,838	190	4,275	34	6,778	3
Residential real estate:
One- to four- family first liens	861	32	1,030	35	1,559	41
One- to four- family junior liens	—	—	267	5	—	—
Total residential real estate	861	32	1,297	40	1,559	41
Consumer	—	—	—	—	—	—
Total	$11,566	$337	$9,218	$221	$15,292	$164
Total:
Agricultural	$3,484	$109	$3,042	$110	$5,493	$134
Commercial and industrial	7,598	153	9,777	333	11,817	153
Commercial real estate:
Construction & development	84	—	364	2	653	57
Farmland	1,758	—	1,012	58	2,389	97
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,474	231	9,957	267	8,758	60
Total commercial real estate	5,316	231	11,333	327	11,800	214
Residential real estate:
One- to four- family first liens	1,265	32	3,436	119	3,989	142
One- to four- family junior liens	287	—	294	7	—	—
Total residential real estate	1,552	32	3,730	126	3,989	142
Consumer	5	1	—	—	—	—
Total	$17,955	$526	$27,882	$896	$33,099	$643

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual aging of the recorded investment in past due loans by class of loans at December 31, 2018 and 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
(in thousands)
December 31, 2018
Agricultural	$97	$130	$248	$475	$96,481	$96,956
Commercial and industrial	2,467	9	4,475	6,951	526,237	533,188
Commercial real estate:
Construction & development	42	—	93	135	217,482	217,617
Farmland	44	—	529	573	88,234	88,807
Multifamily	—	—	—	—	134,741	134,741
Commercial real estate-other	436	2,655	1,327	4,418	821,745	826,163
Total commercial real estate	522	2,655	1,949	5,126	1,262,202	1,267,328
Residential real estate:
One- to four- family first liens	1,876	1,332	977	4,185	337,645	341,830
One- to four- family junior liens	406	114	474	994	119,055	120,049
Total residential real estate	2,282	1,446	1,451	5,179	456,700	461,879
Consumer	47	16	24	87	39,341	39,428
Total	$5,415	$4,256	$8,147	$17,818	$2,380,961	$2,398,779

Included in the totals above are the following purchased credit impaired loans	$295	$—	$—	$295	$16,714	$17,009

December 31, 2017
Agricultural	$95	$118	$168	$381	$105,131	$105,512
Commercial and industrial	1,434	1,336	1,576	4,346	499,278	503,624
Commercial real estate:
Construction & development	57	97	82	236	165,040	165,276
Farmland	217	—	373	590	87,278	87,868
Multifamily	—	25	—	25	134,481	134,506
Commercial real estate-other	74	—	1,852	1,926	782,395	784,321
Total commercial real estate	348	122	2,307	2,777	1,169,194	1,171,971
Residential real estate:
One- to four- family first liens	3,854	756	1,019	5,629	346,597	352,226
One- to four- family junior liens	325	770	271	1,366	115,838	117,204
Total residential real estate	4,179	1,526	1,290	6,995	462,435	469,430
Consumer	79	15	29	123	36,035	36,158
Total	$6,135	$3,117	$5,370	$14,622	$2,272,073	$2,286,695

Included in the totals above are the following purchased credit impaired loans	164	756	553	1,473	18,258	19,731

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of loans, excluding purchased credit impaired loans, as of December 31, 2018 and 2017:

	As of December 31,
	2018		2017
	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
(in thousands)
Agricultural	$1,622	$—	$168	$—
Commercial and industrial	9,218	—	7,124	—
Commercial real estate:
Construction & development	99	—	188	—
Farmland	2,751	—	386	—
Multifamily	—	—	—	—
Commercial real estate-other	4,558	—	5,279	—
Total commercial real estate	7,408	—	5,853	—
Residential real estate:
One- to four- family first liens	1,049	341	1,228	205
One- to four- family junior liens	465	24	346	2
Total residential real estate	1,514	365	1,574	207
Consumer	162	—	65	—
Total	$19,924	$365	$14,784	$207

Not included in the loans above as of December 31, 2018 and 2017 were purchased credit impaired loans with an outstanding balance of $0.3 million and $0.7 million, net of a discount of zero and $0.1 million, respectively.

As of December 31, 2018, the Company had no commitments to lend additional funds to any borrowers who have a nonperforming loan.

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

For purchased non-credit impaired loans the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We record a provision for the acquired portfolio as the loans renew and the discount is accreted.

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

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the year ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
(in thousands)
Balance at beginning of period	$840	$1,961
Purchases	—	—
Accretion	(802)	(1,711)
Reclassification from nonaccretable difference (1)	118	590
Balance at end of period	$156	$840

(1) The reclassifications from non-accretable difference are due to increases in estimated cash flows from the related loans.

Note 4.	Derivatives and Hedging Activities

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total notional and gross fair value of the Company’s derivatives as of December 31, 2018 and December 31, 2017. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	As of December 31, 2018			As of December 31, 2017
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$8,927	$—	$223	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$13,830	$321	$359	$—	$—	$—
Risk participation agreements (RPAs)	10,112	—	85	—	—	—
Total derivatives not designated as hedging instruments	$23,942	$321	$444	$—	$—	$—

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

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Years Ended December 31,
	2018		2017		2016
(in thousands)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)	Interest Income (Expense)	Other Gain (Loss)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value hedges are recorded	$(2)	$—	$—	$—	$—	$—

The effects of fair value hedging:
Gain (Loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	221	—	—	—	—	—
Derivative designated as hedging instruments	(223)	—	—	—	—	—

As of December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$9,148	$221

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps -The Company enters into interest rate derivatives, including interest rate swaps with its customers, to allow them to hedge against the risk of rising interest rates by providing fixed rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties, with one designated as a central counterparty. The following table represents the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of December 31, 2018 and December 31, 2017.

December 31, 2018
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$6,915	$321	$—	$6,915	$—	$359

December 31, 2017
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$—	$—	$—	$—	$—	$—
Credit Risk Participation Agreements -The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table represents the notional amounts and the gross fair values of RPAs purchased and sold outstanding as of December 31, 2018 and December 31, 2017.

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
RPAs - protection purchased	$10,112	$—	$85	$—	$—	$—
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the years ended December 31, 2018, 2017, and 2016:

	Location in the Consolidated Statements of Income	For the Years Ended December 31,
(in thousands)		2018	2017	2016
Interest rate swaps	Other gain (loss)	$(38)	$—	$—
RPAs	Other gain (loss)	115	—	—
Total		$77	$—	$—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of December 31, 2018
Asset Derivatives	$321	$—	$321	$—	$—	$321

Liability Derivatives	(667)	—	(667)	—	(530)	(137)

As of December 31, 2017
Derivatives	$—	$—	$—	$—	$—	$—

Liability Derivatives	—	—	—	—	—	—

Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its derivative counterparty. The Company has an agreement with its derivative counterparty that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparty that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $671,000. As of December 31, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $530,000 of collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $671,000.

Note 5.	Premises and Equipment

Premises and equipment as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
(in thousands)
Land	$12,464	$13,175
Buildings and leasehold improvements	75,775	71,057
Furniture and equipment	17,752	16,535
Construction in process	95	2,658
Premises and equipment	106,086	103,425
Accumulated depreciation and amortization	30,313	27,456
Premises and equipment, net	$75,773	$75,969

Premises and equipment depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $4.0 million and $4.5 million, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Goodwill and Intangible Assets

The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. We performed an additional valuation analysis at December 31, 2018, and neither analysis showed any impairment of either non-amortizing intangible. No impairment was recorded on either the goodwill or the trade name intangible assets in 2018, 2017, or 2016. The carrying amount of goodwill was $64.7 million at December 31, 2018 and December 31, 2017.

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

The following tables present the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, net book value, and weighted average life as of December 31, 2018 and 2017:

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(dollars in thousands)
December 31, 2018
Balance, beginning of period	$148	$4,011	$7,040	$744	$103	$12,046
Intangible assets acquired	—	—	—	—	125	125
Amortization expense	(38)	(2,038)	—	(188)	(32)	(2,296)
Balance at end of period	$110	$1,973	$7,040	$556	$196	$9,875

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$455	$28,401
Accumulated amortization	(1,210)	(16,233)	—	(824)	(259)	(18,526)
Net book value	$110	$1,973	$7,040	$556	$196	$9,875

Remaining weighted average useful life (years)	6	2		6	5

	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
(dollars in thousands)
December 31, 2017
Balance, beginning of period	$203	$6,846	$7,040	$960	$122	$15,171
Amortization expense	(55)	(2,835)	—	(216)	(19)	(3,125)
Balance at end of period	$148	$4,011	$7,040	$744	$103	$12,046

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$330	$28,276
Accumulated amortizations	(1,172)	(14,195)	—	(636)	(227)	(16,230)
Net book value	$148	$4,011	$7,040	$744	$103	$12,046

Remaining weighted average useful life (years)	6	4		7	6

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes future amortization expense of intangible assets:

	Insurance	Core	Trade	Customer
	Agency	Deposit	Name	List
	Intangible	Premium	Intangible	Intangible	Totals
(in thousands)
Year ending December 31,
2019	$21	$1,312	$161	$42	$1,536
2020	20	612	133	41	806
2021	19	49	106	40	214
2022	18	—	79	39	136
2023	17	—	51	25	93
Thereafter	15	—	26	9	50
Total	$110	$1,973	$556	$196	$2,835

Note 7.	Other Assets

The components of the Company’s other assets as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
(in thousands)
Federal Home Loan Bank Stock	$14,678	$11,324
Prepaid expenses	1,951	2,992
Mortgage servicing rights	2,803	2,316
Federal and state taxes, current	2,361	3,120
Accounts receivable & other miscellaneous assets	6,574	3,009
	$28,367	$22,761

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $447.8 million and $432.0 million at December 31, 2018 and 2017, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Deposits

The composition of the Company’s deposits as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
(in thousands)
Non-interest-bearing demand	$439,133	$461,969
NOW and money market	1,239,733	1,228,112
Savings	210,416	213,430
Certificates of deposit under $250,000	532,395	482,940
Certificates of deposit of $250,000 or more	191,252	218,868
Total deposits	$2,612,929	$2,605,319

At December 31, 2018, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2019	$413,108
2020	176,979
2021	98,939
2022	28,759
2023	5,862
Total	$723,647

The Company had $8.6 million and $5.3 million in brokered time deposits through the CDARS program as of December 31, 2018 and December 31, 2017, respectively. Included in NOW and money market deposits at December 31, 2018 and December 31, 2017 were $23.7 million and $47.9 million, respectively, of brokered deposits in the Insured Cash Sweep (ICS) program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of December 31, 2018 and December 31, 2017, deposits of governmental entities of $90.4 million and $115.2 million, respectively, required collateralization by acceptable investment securities of the Company.

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Federal funds purchased	2.60%	$56,900	1.77%	$1,000
Securities sold under agreements to repurchase	1.00	74,522	0.71	96,229
Total	1.69%	$131,422	0.73%	$97,229

At December 31, 2018 and 2017, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity at December 31, 2018 and 2017 was $11.4 million, and $11.5 million, respectively. As of December 31, 2018 and December 31, 2017, the Bank had municipal securities with a market value of $12.7 million and $12.8 million, respectively, pledged to the Federal Reserve to secure potential borrowings. The Company also has various other unsecured federal funds agreements with correspondent banks. As of December 31, 2018 and 2017, there were $56.9 million and $1.0 million of borrowings through these correspondent bank federal funds agreements, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. The line is scheduled to mature on April 30, 2019. The Company had no balance outstanding under this agreement as of December 31, 2018.

Note 11.	Junior Subordinated Notes Issued to Capital Trusts

The Company has established three statutory business trusts under the laws of the state of Delaware: Central Bancshares Capital Trust II, Barron Investment Capital Trust I, and MidWestOne Statutory Trust II. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the respective trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (junior subordinated notes); and (iii) engaging in only those activities necessary or incidental thereto. For regulatory capital purposes, these trust securities qualify as a component of Tier 1 capital. All distributions are cumulative and paid in cash quarterly.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2018 and December 31, 2017:

	Face Value	Book Value	Interest Rate	Year-end Interest Rate	Maturity Date	Callable Date
(in thousands)
2018
Central Bancshares Capital Trust II	$7,217	$6,730	Three-month LIBOR + 3.50%	6.29%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,694	Three-month LIBOR + 2.15%	4.97%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.38%	12/15/2037	12/15/2012
Total	$24,743	$23,888

2017
Central Bancshares Capital Trust II	$7,217	$6,674	Three-month LIBOR + 3.50%	5.09%	3/15/2038	3/15/2013
Barron Investment Capital Trust I	2,062	1,655	Three-month LIBOR + 2.15%	3.82%	9/23/2036	9/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.18%	12/15/2037	12/15/2012
Total	$24,743	$23,793

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

Note 12.	Federal Home Loan Bank Borrowings and Long-Term Debt

Long-term borrowings were as follows as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
FHLB Borrowings	2.45%	$136,000	1.72%	$115,000
Note payable to unaffiliated bank	4.13	7,500	3.32	12,500
Total	2.54%	$143,500	1.88%	$127,500

The Company utilizes FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk. As a member of the Federal Home Loan Bank of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 3 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, FHLB borrowings were as follows:

	Rates			Amount
	Minimum		Maximum	2018	2017
(dollars in thousands)
Due in 2018	1.30%		1.60%	—	19,000
Due in 2019	1.42%	to	2.48%	52,000	27,000
Due in 2020	1.52%	to	2.68%	47,000	47,000
Due in 2021	1.93%	to	2.74%	37,000	22,000
Total				$136,000	$115,000

On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly beginning September 30, 2015. As of December 31, 2018, $7.5 million of that note was outstanding. The note contains certain requirements, covenants and restrictions that we view to be customary for such a transaction, including those that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

Note 13.	Income Taxes

Income taxes for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	December 31,
	2018	2017	2016
(in thousands)
Current:
Federal tax expense	$5,293	$7,289	$7,410
State tax expense	3,004	2,435	2,303
Deferred:
Deferred income tax expense	(676)	744	(2,853)
Excess tax benefit from share-based award activity	(4)	(92)	—
Total income tax provision	$7,617	$10,376	$6,860

The income tax provision for the year ended December 31, 2018 was less than the amount computed by applying the maximum effective federal income tax rate of 21%, and the income tax provision for the year ended December 31, 2017 was more than, and for the year ended December 31, 2016 was less than, the amounts computed by applying the maximum effective federal income tax rate of 35% to the income before income taxes for such years because of the following items:

	2018		2017		2016
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Expected provision	$7,973	21.0%	$10,176	35.0%	$9,538	35.0%
Tax-exempt interest	(1,876)	(4.9)	(3,182)	(10.9)	(3,011)	(11.0)
Bank-owned life insurance	(337)	(0.9)	(485)	(1.7)	(477)	(1.8)
State income taxes, net of federal income tax benefit	2,040	5.4	1,307	4.5	1,257	4.6
Non-deductible acquisition expenses	122	0.3	—	—	83	0.3
General business credits	(343)	(0.9)	(466)	(1.6)	(537)	(2.0)
Federal income tax rate change	—	—	3,212	11.1	—	—
Other	38	0.1	(186)	(0.7)	7	0.1
Total income tax provision	$7,617	20.1%	$10,376	35.7%	$6,860	25.2%

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provided guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Act. During the first quarter of 2018, the income tax expense recorded during the fourth quarter of 2017 was determined to be final.

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following components:

	December 31,
	2018	2017
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,636	$7,311
Deferred compensation	1,361	1,344
Net operating losses (state net operating loss carryforwards)	4,283	4,131
Unrealized losses on investment securities	1,999	928
Foreclosed assets	119	175
Deferred loan fees	124	143
Other	1,988	1,777
Gross deferred tax assets	17,510	15,809

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	2,947	2,604
Federal Home Loan Bank stock	91	91
Purchase accounting adjustments	769	1,179
Mortgage servicing rights	730	603
Prepaid expenses	243	523
Other	174	153
Gross deferred tax liabilities	4,954	5,153
Net deferred income tax asset	12,556	10,656
Valuation allowance	4,283	4,131
Net deferred tax asset	$8,273	$6,525

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $52.9 million will expire in various amounts from 2019 to 2039. As of December 31, 2018 and 2017, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2018 and 2017.

Note 14.	Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The 401(k) contribution expense for this plan totaled $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has an employee stock ownership plan (ESOP) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for this plan totaled $0.7 million, $1.1 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a salary continuation plan for several officers and directors. These plans provide annual payments of various amounts upon retirement or death. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. The amount charged to operating expense during the years ended December 31, 2018, 2017 and 2016 totaled $0.5 million, $0.4 million and $0.4 million, respectively. To provide the retirement benefits, the Company carries life insurance policies which had cash values totaling $16.8 million, $16.8 million and $16.4 million at December 31, 2018, 2017 and 2016, respectively.

Note 15.	Stock Compensation Plans

At the 2017 Annual Meeting of Shareholders of the Company held on April 20, 2017, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan. The Plan is the successor to the 2008 Plan, which expired on November 20, 2017. Awards granted under the 2008 Plan will remain subject to its terms as long as such awards are outstanding. The Company maintains the Plan as a means to attract, retain and reward certain designated employees and directors of, and service providers to, the Company and its subsidiaries. Under the terms of the Plan, the Company may grant a total of 500,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2018, 445,660 shares of the Company’s common stock remained available for future awards under the Plan.

During 2018, the Company recognized $1.0 million of stock based compensation expense, all of which was expense related to restricted stock unit grants. In comparison, during 2017, the Company recognized $868,000 of stock-based compensation expense, all of which was expense related to restricted stock unit grants, while total stock-based compensation expense in 2016 was $731,000 all of which was expense related to restricted stock unit grants.

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

The following is a summary of stock option activity for the year ended December 31, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	($000)
Outstanding at December 31, 2017	9,700	$13.98
Granted	—	—
Exercised	(9,700)	13.98
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2018	—	$—	0.00	$—
Exercisable at December 31, 2018	—	$—	0.00	$—

During 2018, the Company received $137,000 from the exercise of stock option awards. Plan participants realized an intrinsic value of $179,000 from the exercise of these stock options during 2018. In comparison, Plan participants realized an intrinsic value of $219,000 and $26,000 from the exercise of stock options during 2017 and 2016, respectively. As of December 31, 2018, there were no remaining compensation costs related to nonvested stock options that have not yet been recognized.

There were no stock option awards granted in 2018, 2017, or 2016.

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

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2018:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2017	68,200	$31.39
Granted	49,960	31.35
Vested	(29,715)	30.66
Forfeited	(4,695)	31.23
Nonvested at December 31, 2018	83,750	$31.63

The fair value of restricted stock unit awards that vested during 2018 was $932,000, compared to $926,000 and $983,000 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2018, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $1,817,000, and the weighted average period over which these costs are expected to be recognized is approximately 2.4 years.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2018	2017	2016
(dollars in thousands, except per share amounts)
Basic earnings per common share computation
Numerator:
Net income	$30,351	$18,699	$20,391

Denominator:
Weighted average shares outstanding	12,219,725	12,038,499	11,430,087
Basic earnings per common share	$2.48	$1.55	$1.78

Diluted earnings per common share computation
Numerator:
Net income	$30,351	$18,699	$20,391

Denominator:
Weighted average shares outstanding, included all dilutive potential shares	12,237,153	12,062,577	11,456,324
Diluted earnings per common share	$2.48	$1.55	$1.78

Note 17.	Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Bank are subject to the Basel III regulatory capital reforms (the “Basel III Rules”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion which are not publicly traded companies). As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since the notification that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was phased in, which began January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% of risk-weighted assets in 2017, was 1.875% of risk-weighted assets in 2018, and is fully phased in at 2.5% on January 1, 2019. At December 31, 2018, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 4.23%, while the Bank’s was 3.94%.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2018 and December 31, 2017, is presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
(dollars in thousands)
At December 31, 2018:
Consolidated:
Total capital/risk weighted assets	$342,054	12.23%	$276,283	9.875%	N/A	N/A
Tier 1 capital/risk weighted assets	312,747	11.18	220,327	7.875	N/A	N/A
Common equity tier 1 capital/risk weighted assets	288,859	10.32	178,360	6.375	N/A	N/A
Tier 1 leverage capital/average assets	312,747	9.73	128,531	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$333,074	11.94%	$275,468	9.875%	$278,955	10.00%
Tier 1 capital/risk weighted assets	303,767	10.89	219,677	7.875	223,164	8.00
Common equity tier 1 capital/risk weighted assets	303,767	10.89	177,833	6.375	181,320	6.50
Tier 1 leverage capital/average assets	303,767	9.47	128,259	4.000	160,324	5.00
At December 31, 2017:
Consolidated:
Total capital/risk weighted assets	$321,459	12.00%	$247,689	9.250%	N/A	N/A
Tier 1 capital/risk weighted assets	293,359	10.96	194,135	7.250	N/A	N/A
Common equity tier 1 capital/risk weighted assets	269,566	10.07	153,969	5.750	N/A	N/A
Tier 1 leverage capital/average assets	293,359	9.48	123,831	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$322,679	12.08%	$247,010	9.250%	$267,038	10.00%
Tier 1 capital/risk weighted assets	294,620	11.03	193,603	7.250	213,631	8.00
Common equity tier 1 capital/risk weighted assets	294,620	11.03	153,547	5.750	173,575	6.50
Tier 1 leverage capital/average assets	294,620	9.53	123,678	4.000	154,598	5.00

(1) Includes the capital conservation buffer of 1.25% at December 31, 2017 and 1.875% at December 31, 2018.

The ability of the Company to pay dividends to its shareholders is dependent upon dividends paid by the Bank to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount of dividends it may pay. In addition, as previously disclosed, subsequent to December 31, 2008, the Bank’s board of directors adopted a capital policy requiring it to maintain a ratio of Tier 1 capital to total assets of at least 8% and a ratio of total capital to risk-based capital of at least 10%. Failure to maintain these ratios also could limit the ability of the Bank to pay dividends to the Company.

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $14.9 million and $9.4 million as of December 31, 2018 and 2017, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2018 and 2017, is as follows:

	December 31,
	2018	2017
(in thousands)
Commitments to extend credit	$521,270	$563,305
Commitments to sell loans	666	856
Standby letters of credit	16,709	10,260
Total	$538,645	$574,421

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

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 72% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3 “Loans Receivable and the Allowance for Loan Losses”. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled $135.4 million and $62.0 million, respectively, as of December 31, 2018. The amount of investment securities issued by one individual municipality did not exceed $5.0 million.

Note 19.	Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
(in thousands)
Balance, beginning	$14,131	$10,856
Net decrease due to change in related parties	(2,518)	—
Advances	2,059	6,487
Collections	(1,017)	(3,212)
Balance, ending	$12,655	$14,131

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $4.4 million and $29.1 million as of December 31, 2018 and 2017, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

In December 2018, Kevin W. Monson, Chairman of the Board of the Company and of the Bank, as manager and member of a limited liability company, purchased from the Company a former office building in Iowa City, Iowa, which had been used for overflow office space by the Company, for the amount of $1.4 million. In accordance with Company policy requirements, the transaction and supporting valuation documentation was reviewed and received pre-approval from the Audit Committee at their meeting on November 13, 2018.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Loans Held for Investment, Net - The estimated fair value of loans, net, was performed using the income approach, with the market approach used for certain nonperforming loans, resulting in a Level 3 fair value classification. The application of the income approach establishes value by methods that discount or capitalize earnings and/or cash flow, by a discount or capitalization rate that reflects market rate of return expectations, market conditions, and the relative risk of the investment. Generally, this can be accomplished by the discounted cash flow method. For loans that exhibited some characteristics of performance and where it appears that the borrower may have adequate cash flows to service the loan, a discounted cash flow analysis was used. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For loans with balloon or interest only payment structures, the repayment was extended by assuming a renewal period beyond the current contractual maturity date. For loans analyzed using the asset approach, the fair value was determined based on the estimated values of the underlying collateral. For impaired loans, the estimated net sales proceeds was used to determine the fair value of the loans when deemed appropriate. The implied sales proceeds value provides a better indication of value than the income stream as these loans are not performing or exhibit strong signs indicative of nonperformance.
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
Foreclosed Assets, Net - Foreclosed assets, net represents property acquired through foreclosures and settlements of loans. Property acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than every 18 months. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and the collateral underlying such loans, resulting in a Level 3 classification for inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Appraisals for both collateral dependent impaired loans and foreclosed assets are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.
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
Credit Risk Participation Agreements — The Company enters into credit RPAs with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Accordingly, RPAs fall within Level 2.
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2018 and 2017. The assets and liabilities are segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at December 31, 2018 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,495	$—	$5,495	$—
State and political subdivisions	121,901	—	121,901	—
Mortgage-backed securities	50,653	—	50,653	—
Collateralized mortgage obligations	169,928	—	169,928	—
Corporate debt securities	66,124	—	66,124	—
Total available for sale debt securities	$414,101	$—	$414,101	$—
Derivatives:
Interest rate swaps	$321	$—	$321	$—

Liabilities:
Derivatives:
Interest rate swaps	$582	$—	$582	$—
RPAs	85	—	85	—
Total derivative liabilities	$667	$—	$667	$—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$15,626	$—	$15,626	$—
State and political subdivisions	141,839	—	141,839	—
Mortgage-backed securities	48,497	—	48,497	—
Collateralized mortgage obligations	168,196	—	168,196	—
Corporate debt securities	71,166	—	71,166	—
Total available for sale debt securities	$445,324	$—	$445,324	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the year ended December 31, 2018 or the year ended December 31, 2017.

Changes in the fair value of available for sale debt securities are included in other comprehensive income, and changes in the fair value of equity securities are included in noninterest income.

The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis. It is management’s belief that the fair values presented below are reasonable based on the valuation techniques and data available to the Company as of December 31, 2018 and 2017, as more fully described above.

	Fair Value Measurement at December 31, 2018 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$8,328	$—	$—	$8,328
Foreclosed assets, net	$535	$—	$—	$535

	Fair Value Measurement at December 31, 2017 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,927	$—	$—	$3,927
Foreclosed assets, net	$2,010	$—	$—	$2,010

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2018, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2018	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$8,328	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
Foreclosed assets, net	$535	Modified appraised value	Third party appraisal	NM *	NM *	NM *
			Appraisal discount	NM *	NM *	NM *
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the adoption of ASU 2016-01 as of January 1, 2018, the estimated fair value amounts shown for December 31, 2017 are not comparable to those for December 31, 2018, due to a change in the required methodology (“exit price” only) for determining current estimated fair value. This change also resulted in the fair value of loans held for investment, net being considered a Level 3 input for 2018, compared with a Level 2 input for 2017. The carrying amount and estimated fair value of financial instruments not carried at fair value, at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$45,480	$45,480	$45,480	$—	$—
Investment securities:
Equity securities	2,737	2,737	2,737	—	—
Debt securities available for sale	414,101	414,101	—	414,101	—
Debt securities held to maturity	195,822	192,564	—	192,564	—
Total investment securities	612,660	609,402	2,737	606,665	—
Loans held for sale	666	678	—	678	—
Loans held for investment, net	2,369,472	2,343,654	—	—	2,343,654
Federal Home Loan Bank stock	14,678	14,678	—	14,678	—
Derivative assets	321	321	—	321	—
Financial liabilities:
Deposits:
Non-interest bearing	439,133	439,133	439,133	—	—
Interest-bearing	2,173,796	2,166,518	1,450,149	716,369	—
Total deposits	2,612,929	2,605,651	1,889,282	716,369	—
Federal funds purchased and securities sold under agreements to repurchase	131,422	131,422	131,422	—	—
Federal Home Loan Bank borrowings	136,000	134,995	—	134,995	—
Junior subordinated notes issued to capital trusts	23,888	21,215	—	21,215	—
Long-term debt	7,500	7,500	—	7,500	—
Derivative liabilities	667	667	—	667	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,972	$50,972	$50,972	$—	$—
Investment securities:
Equity securities	2,336	2,336	2,336	—	—
Debt securities available for sale	445,324	445,324	—	445,324	—
Debt securities held to maturity	195,619	194,343	—	194,343	—
Total investment securities	643,279	642,003	2,336	639,667	—
Loans held for sale	856	871	—	—	871
Loans held for investment, net	2,258,636	2,256,726	—	2,256,726	—
Federal Home Loan Bank stock	11,324	11,324	—	11,324	—
Financial liabilities:
Deposits:
Non-interest bearing	461,969	461,969	461,969	—	—
Interest-bearing	2,143,350	2,137,424	1,441,542	695,882	—
Total deposits	2,605,319	2,599,393	1,903,511	695,882	—
Federal funds purchased and securities sold under agreements to repurchase	97,229	97,229	97,229	—	—
Federal Home Loan Bank borrowings	115,000	114,945	—	114,945	—
Junior subordinated notes issued to capital trusts	23,793	19,702	—	19,702	—
Long-term debt	12,500	12,500	—	12,500	—

Note 21.	Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (“Topic 606”) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gains/Losses on Sales of Foreclosed Assets
Gain or loss from the sale of foreclosed assets occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed asset sales for the year ended December 31, 2018 and December 31, 2017 were not financed by the Bank.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

On August 21, 2018, the Company entered into a merger agreement with ATBancorp, an Iowa corporation, pursuant to which ATBancorp will merge with and into the Company. In connection with the merger, American Trust & Savings Bank, an Iowa state chartered bank and wholly owned subsidiary of ATBancorp, and American Bank & Trust Wisconsin, a Wisconsin state chartered bank and wholly owned subsidiary of ATBancorp, will merge with and into the Bank, which will continue as the surviving bank. The merger agreement also provides that each of the outstanding shares of ATBancorp common stock will be converted into the right of ATBancorp shareholders to receive 117.55 shares of Company common stock and $992.51 in cash. The corporate headquarters of the combined company will be in Iowa City, Iowa. The merger is anticipated to be completed in the second quarter of 2019.

For further information, please refer to the Current Report on Form 8-K filed by the Company with the SEC on August 22, 2018.

Note 24.	Branch Sales

On September 24, 2015, Central Bank, which at the time was a wholly owned subsidiary of the Company, entered into an agreement to sell its Barron and Rice Lake, Wisconsin branches to Citizens Community Federal Bank headquartered in Altoona, Wisconsin, a unit of Citizens Community Bancorp, Inc. of Eau Claire, Wisconsin. Citizens Community Federal Bank assumed approximately $27.6 million in deposits and $14.2 million in loans. The transaction was completed on February 5, 2016, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Income in Other gain.

On May 9, 2016, the Bank entered into an agreement to sell its Davenport, Iowa branch to CBI Bank and Trust (“CBI Bank”) headquartered in Muscatine, Iowa, a unit of Central Bancshares, Inc. of Muscatine, Iowa. CBI Bank assumed approximately $12.0 million in deposits and $33.0 million in loans on the sale completion date of August 5, 2016, and the Company realized a net gain of $0.7 million, which is included on the Consolidated Statements of Income in Other gain.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25.	Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2018 and 2017 (parent company only):

	As of December 31,
	2018	2017
(in thousands)
Balance Sheets
Assets
Cash	$9,611	$4,200
Investment in subsidiaries	372,595	366,672
Equity securities, at fair value	340	392
Debt securities held to maturity	743	743
Income tax receivable	117	—
Deferred income taxes	44	—
Bank-owned life insurance	4,999	4,872
Other assets	399	176
Total assets	$388,848	$377,055
Liabilities and Shareholders’ Equity
Liabilities:
Junior subordinated notes issued to capital trusts	$23,888	$23,793
Long-term debt	7,500	12,500
Deferred income taxes	—	11
Other liabilities	393	447
Total liabilities	31,781	36,751
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	12,463	12,463
Additional paid-in capital	187,813	187,486
Treasury stock	(6,499)	(5,121)
Retained earnings	168,951	148,078
Accumulated other comprehensive loss	(5,661)	(2,602)
Total shareholders’ equity	357,067	340,304
Total liabilities and shareholders’ equity	$388,848	$377,055

The following are condensed statements of income of MidWestOne Financial Group, Inc. for the years ended December 31, 2018, 2017, and 2016 (parent company only):

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Statements of Income
Dividends received from subsidiaries	$25,017	$6,500	$12,508
Interest income and dividends on investment securities	43	47	31
Investment securities gains	(48)	—	—
Interest on debt	(1,596)	(1,406)	(1,305)
Bank-owned life insurance income	127	126	128
Operating expenses	(2,940)	(2,281)	(2,094)
Income before income taxes and equity in subsidiaries’ undistributed income	20,603	2,986	9,268
Income tax benefit	(823)	(1,137)	(1,245)
Income before equity in subsidiaries’ undistributed income	21,426	4,123	10,513
Equity in subsidiaries’ undistributed income	8,925	14,576	9,878
Net income	$30,351	$18,699	$20,391

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2018, 2017, and 2016 (parent company only):

	Year Ended December 31,
	2018	2017	2016
(in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$30,351	$18,699	$20,391
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries, net of dividends and distributions	(8,925)	(14,576)	(9,878)
Amortization of premium on junior subordinated notes issued to capital trusts	95	101	105
Deferred income taxes, net, benefit	(42)	(93)	(35)
Investment securities loss	48	—	—
Excess tax benefit from share-based award activity	(4)	(92)	—
Stock-based compensation	1,030	868	731
Increase in cash value of bank-owned life insurance	(127)	(126)	(128)
(Increase) decrease in other assets	(453)	1,617	(751)
Increase in other liabilities	59	13	8
Net cash provided by operating activities	22,032	6,411	10,443
Cash flows from investing activities
Proceeds from sales of available for sale securities	1	1	1
Purchase of available for sale securities	(10)	(10)	(9)
Investment in subsidiary	—	(16,200)	—
Net cash used in investing activities	(9)	(16,209)	(8)
Cash flows from financing activities:
Proceeds from share-based award activity	137	100	14
Excess tax benefits from share-based award activity	4	92	—
Taxes paid relating to net share settlement of equity awards	(89)	(114)	—
Repurchase of common stock	(2,129)	—	—
Payments on long-term debt	(5,000)	(5,000)	(5,000)
Issuance of common stock	—	25,688	—
Expenses incurred in stock issuance	—	(1,328)	—
Dividends paid	(9,535)	(8,061)	(7,317)
Net cash provided by (used in) financing activities	(16,612)	11,377	(12,303)
Net increase (decrease) in cash	5,411	1,579	(1,868)
Cash Balance:
Beginning	4,200	2,621	4,489
Ending	$9,611	$4,200	$2,621

Note 26.	Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2018, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2018 have been recognized in the consolidated financial statements for the period ended December 31, 2018. Events or transactions that provided evidence about conditions that did not exist at December 31, 2018, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2018.

On January 15, 2019, the board of directors of the Company declared a cash dividend of $0.2025 per share payable on March 15, 2019 to shareholders of record as of the close of business on February 28, 2019.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Company’s share repurchase program approved on October 16, 2018, the Company has purchased 31,229 shares of common stock subsequent to December 31, 2018 and through March 6, 2019 for a total cost of $0.8 million inclusive of transaction costs, leaving $3.1 million remaining available under the program.

Note 27.	Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2018
Interest income	$33,399	$32,460	$31,973	$30,992
Interest expense	6,671	6,099	5,392	4,679
Net interest income	26,728	26,361	26,581	26,313
Provision for loan losses	3,250	950	1,250	1,850
Noninterest income	5,645	5,984	5,487	5,672
Noninterest expense	19,803	22,811	20,531	20,358
Income before income taxes	9,320	8,584	10,287	9,777
Income tax expense	1,696	1,806	2,131	1,984
Net income	$7,624	$6,778	$8,156	$7,793
Net income per common share - basic	$0.62	$0.55	$0.67	$0.64
Net income per common share - diluted	$0.62	$0.55	$0.67	$0.64
2017
Interest income	$30,538	$30,361	$29,854	$28,567
Interest expense	4,127	3,869	3,663	3,486
Net interest income	26,411	26,492	26,191	25,081
Provision for loan losses	10,669	4,384	1,240	1,041
Noninterest income	5,534	5,916	5,383	5,537
Noninterest expense	20,093	19,744	19,964	20,335
Income before income taxes	1,183	8,280	10,370	9,242
Income tax expense	2,773	1,938	3,136	2,529
Net income (loss)	$(1,590)	$6,342	$7,234	$6,713
Net income (loss) per common share - basic	$(0.13)	$0.52	$0.59	$0.58
Net income (loss) per common share - diluted	$(0.13)	$0.52	$0.59	$0.58

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc. and its subsidiaries, (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017 and the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements of the Company and our report dated March 8, 2019 expressed an unqualified opinion.
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
March 8, 2019

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders under the caption “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2018 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements and Schedules
The Consolidated Financial Statements of MidWestOne Financial Group, Inc. and Subsidiaries are included in Item 8 of this report.

Exhibits

Exhibit
Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger, dated	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	November 20, 2014, between MidWestOne Financial	filed with the SEC on November 21, 2014
Group, Inc. and Central Bancshares, Inc.+

2.2	Agreement and Plan of Merger, dated	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	August 21, 2018, between MidWestOne Financial	filed with the SEC on August 22, 2018
Group, Inc. and ATBancorp+

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Second Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on February 1, 2017

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Shareholder Agreement, by and among MidWestOne	Exhibit 99.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc., Riverbank Insurance Center, Inc.,	filed with the SEC on November 21, 2014
CBS LLC, John M. Morrison Revocable Trust #4 and
John M. Morrison, dated November 20, 2014

10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 of former MidWestOne Financial Group, Inc.’s
	Ownership Plan and Trust (Restated as of January 1,	Form 10-K (File No. 000-24630) for the year ended
	2006)*	December 31, 2006, filed with the SEC on March 23, 2007

10.2	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan*	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

Exhibit
Number	Description	Incorporated by Reference to:

10.3	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 4.7 to the Company’s Registration Statement on Form
	Incentive Plan Incentive Stock Option Award Agreement*	S-8 (File No. 333-217718) filed with the SEC on May 5, 2017

10.5	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 4.8 to the Company’s Registration Statement on Form
	Incentive Plan Restricted Stock Unit Award Agreement*	S-8 (File No. 333-217718) filed with the SEC on May 5, 2017

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.7	Employment Agreement between MidWestOne Financial	Exhibit 10.3 to the Company’s Current Report on
	Group, Inc. and Kent L. Jehle, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.8	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.9	Supplemental Retirement Agreement between Iowa State	Exhibit 10.16 of the Company’s Amendment No. 1 to
	Bank & Trust Company (now known as MidWestOne	Registration Statement on Form S-4 (File No. 333-147628)
	Bank) and Kent L. Jehle, dated January 1, 1998, as	filed with the SEC on January 14, 2008
amended by the First Amendment to the Supplemental
Retirement Agreement, dated January 1, 2003*

10.10	Second Supplemental Retirement Agreement between	Exhibit 10.17 of the Company’s Amendment No. 1 to
	Iowa State Bank & Trust Company (now known as	Registration Statement on Form S-4 (File No. 333-147628)
	MidWestOne Bank) and Kent L. Jehle, dated January 1,	filed with the SEC on January 14, 2008
2002*

10.11	Employment Agreement between MidWestOne Financial	Exhibit 10.5 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated October 18,	Form 8-K filed with the SEC on October 18, 2017
2017*

10.12	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Kurt Weise, dated December 12, 2014*	Form 8-K filed with the SEC on October 3, 2016

10.13	Letter Amendment to Employment Agreement between	Exhibit 10.2 to the Company’s Current Report on
	MidWestOne Financial Group, Inc. and Kurt Weise	Form 8-K filed with the SEC on October 3, 2016
effective as of September 30, 2016*

10.14	Employment Agreement between MidWestOne Financial	Exhibit 10.2 to the Company’s Current Report on
	Group, Inc. and Kevin Kramer, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.15	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Group, Inc. and Mitch Cook, dated May 11, 2017*	filed with the SEC on May 15, 2017

10.16	Central Bank Supplemental Retirement Agreement 2008	Exhibit 10.19 to the Company’s Form 10-K for the year
	Restatement between Central Bank (now known as	ended December 31, 2016 filed with the SEC on March 2,
	MidWestOne Bank) and Kurt Weise, dated December 30,	2017
2008*

Exhibit
Number	Description	Incorporated by Reference to:

10.17	First Amendment to the Central Bank Supplemental	Exhibit 10.20 to the Company’s Form 10-K for the year
	Retirement Agreement (2008 Restatement) for Kurt	ended December 31, 2016 filed with the SEC on March 2,
	Weise between Central Bank (now known as MidWestOne	2017
Bank) and Kurt Weise, dated April 23, 2014*

10.18	Central Bank 2014 Supplemental Retirement Agreement	Exhibit 10.21 to the Company’s Form 10-K for the year
	between Central Bank (now known as MidWestOne Bank)	ended December 31, 2016 filed with the SEC on March 2,
	and Mitch Cook, dated September 30, 2014*	2017

10.19	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015 filed with the SEC on August 10, 2015
dated April 30, 2015

10.20	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Barry S. Ray, effective June 4, 2018*	Form 8-K filed with the SEC on May 4, 2018

10.21	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Gary L. Sims, effective June 25, 2018*	Form 8-K filed with the SEC on June 11, 2018

10.22	Release and Waiver of Claims between MidWestOne	Exhibit 10.1 to the Company’s Current Report on
	Financial Group, Inc. and Kent L. Jehle, dated August 31,	Form 8-K filed with the SEC on September 4, 2018
2018*

10.23	Change of Control Agreement between MidWestOne	Filed herewith
Financial Group, Inc. and David Lindstrom, effective
February 21, 2018*

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Document

Exhibit
Number	Description	Incorporated by Reference to:

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 8, 2019	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 8, 2019
Charles N. Funk	Director (Principal Executive Officer)

Senior Vice President
/s/ BARRY S. RAY	and Chief Financial Officer	March 8, 2019
Barry S. Ray	(Principal Financial and Accounting
Officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 8, 2019
Kevin W. Monson

/s/ LARRY D. ALBERT	Director	March 8, 2019
Larry D. Albert

/s/ RICHARD R. DONOHUE	Director	March 8, 2019
Richard R. Donohue

JENNIFER L. HAUSCHILDT	Director	March 8, 2019
Jennifer L. Hauschildt

/s/ NATHANIEL J. KAEDING	Director	March 8, 2019
Nathaniel J. Kaeding

/s/ TRACY S. MCCORMICK	Director	March 8, 2019
Tracy S. McCormick

/s/ RICHARD J. SCHWAB	Director	March 8, 2019
Richard J. Schwab

/s/ RUTH E. STANOCH	Director	March 8, 2019
Ruth E. Stanoch

/s/ DOUGLAS K. TRUE	Director	March 8, 2019
Douglas K. True

/s/ KURT R. WEISE	Director	March 8, 2019
Kurt R. Weise

/s/ R. SCOTT ZAISER	Director	March 8, 2019
R. Scott Zaiser