Form 10-Q
period 2019-03-31
MidWestOne Financial Group, Inc.
filed 2019-05-09
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
319-356-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	MOFG	The Nasdaq Stock Market LLC

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

As of May 7, 2019, there were 16,262,378 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFS	Available for Sale	FHLMC	Federal Home Loan Mortgage Corporation
ALLL	Allowance for Loan Losses	FNMA	Federal National Mortgage Association
ASU	Accounting Standards Update	GAAP	U.S. Generally Accepted Accounting Principles
ATM	Automated Teller Machine	GNMA	Government National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	HTM	Held to Maturity
BOLI	Bank Owned Life Insurance	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	LIBOR	The London Inter-bank Offered Rate is an interest-rate average calculated from estimates submitted by the leading banks in London.
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMOs	Collateralized Mortgage Obligations	OTTI	Other-Than-Temporary Impairment
CRA	Community Reinvestment Act	PCD	Purchased Financial Assets With Credit Deterioration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCI	Purchased Credit Impaired
ECL	Expected Credit Losses	ROU	Right-of-Use
EVE	Economic Value of Equity	RPA	Credit Risk Participation Agreement
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank of Des Moines

1

Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$40,002	$43,787
Interest earning deposits in banks	2,969	1,693
Total cash and cash equivalents	42,971	45,480
Debt securities available for sale at fair value	432,979	414,101
Held to maturity securities at amortized cost (fair value of $194,751 at March 31, 2019 and $192,564 at December 31, 2018)	195,033	195,822
Total securities held for investment	628,012	609,923
Loans held for sale	309	666
Gross loans held for investment	2,409,333	2,405,001
Unearned income, net	(5,574)	(6,222)
Loans held for investment, net of unearned income	2,403,759	2,398,779
Allowance for loan losses	(29,652)	(29,307)
Total loans held for investment, net	2,374,107	2,369,472
Premises and equipment, net	75,200	75,773
Goodwill	64,654	64,654
Other intangible assets, net	9,423	9,875
Foreclosed assets, net	336	535
Other assets	113,963	115,102
Total assets	$3,308,975	$3,291,480
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$426,729	$439,133
Interest bearing deposits	2,258,098	2,173,796
Total deposits	2,684,827	2,612,929
Short-term borrowings	76,066	131,422
Long-term debt	162,471	168,726
Other liabilities	21,762	21,336
Total liabilities	2,945,126	2,934,413
Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at March 31, 2019 and December 31, 2018	$—	$—
Common stock, $1.00 par value; authorized 30,000,000 shares at March 31, 2019 and December 31, 2018; issued 12,463,481 shares at March 31, 2019 and December 31, 2018; outstanding 12,153,045 shares at March 31, 2019 and 12,180,015 shares at December 31, 2018	12,463	12,463
Additional paid-in capital	187,535	187,813
Retained earnings	173,771	168,951
Treasury stock at cost, 310,436 shares as of March 31, 2019 and 283,466 shares as of December 31, 2018	(7,297)	(6,499)
Accumulated other comprehensive loss	(2,623)	(5,661)
Total shareholders' equity	363,849	357,067
Total liabilities and shareholders' equity	$3,308,975	$3,291,480
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2019	2018
Interest income
Loans, including fees	$29,035	$26,567
Taxable investment securities	2,927	2,748
Tax-exempt investment securities	1,406	1,529
Other	20	9
Total interest income	33,388	30,853
Interest expense
Deposits	5,695	3,536
Short-term borrowings	457	261
Long-term debt	1,260	882
Total interest expense	7,412	4,679
Net interest income	25,976	26,174
Provision for loan losses	1,594	1,850
Net interest income after provision for loan losses	24,382	24,324
Noninterest income
Investment services and trust activities	1,390	1,239
Service charges and fees	1,442	1,571
Card revenue	998	966
Loan revenue	393	941
Bank-owned life insurance	392	433
Insurance commissions	420	401
Investment securities gains, net	17	9
Other	358	121
Total noninterest income	5,410	5,681
Noninterest expense
Compensation and employee benefits	12,579	12,371
Occupancy expense of premises, net	1,879	1,906
Equipment	1,371	1,383
Legal and professional	965	794
Data processing	845	688
Marketing	606	620
Amortization of intangibles	452	657
FDIC insurance	370	319
Communications	342	329
Foreclosed assets, net	58	(39)
Other	1,150	1,200
Total noninterest expense	20,617	20,228
Income before income tax expense	9,175	9,777
Income tax expense	1,890	1,984
Net income	$7,285	$7,793
Per common share information
Earnings - basic	$0.60	$0.64
Earnings - diluted	0.60	0.64
Dividends paid	0.2025	0.195
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands)	2019	2018
Net income	$7,285	$7,793

Other comprehensive income (loss), debt securities available for sale:
Unrealized holding gains (losses) arising during period	4,128	(4,788)
Reclassification adjustment for gains included in net income	(17)	(9)
Income tax (expense) benefit	(1,073)	1,252
Other comprehensive income (loss) on debt securities available for sale	3,038	(3,545)
Other comprehensive income (loss), net of tax	3,038	(3,545)
Comprehensive income	$10,323	$4,248
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
Cumulative effect of changes in accounting principles(1)	—	—	—	—	57	(57)	—
Net income	—	—	—	—	7,793	—	7,793
Dividends paid on common stock ($0.195 per share)	—	—	—	—	(2,386)	—	(2,386)
Stock options exercised (9,700 shares)	—	—	(68)	204	—	—	136
Release/lapse of restriction on RSUs (22,200 shares)	—	—	(467)	387	—	—	(80)
Repurchase of common stock (33,998 shares)	—	—	—	(1,082)	—	—	(1,082)
Stock-based compensation	—	—	237	—	—	—	237
Other comprehensive loss, net of tax	—	—	—	—	—	(3,545)	(3,545)
Balance at March 31, 2018	$—	$12,463	$187,188	$(5,612)	$153,542	$(6,204)	$341,377
Balance at December 31, 2018	$—	$12,463	$187,813	$(6,499)	$168,951	$(5,661)	$357,067
Net income	—	—	—	—	7,285	—	7,285
Dividends paid on common stock ($0.2025 per share)	—	—	—	—	(2,465)	—	(2,465)
Release/lapse of restriction on RSUs (24,550 shares)	—	—	(570)	501	—	—	(69)
Repurchase of common stock (49,216 shares)	—	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	292	—	—	—	292
Other comprehensive income, net of tax	—	—	—	—	—	3,038	3,038
Balance at March 31, 2019	$—	$12,463	$187,535	$(7,297)	$173,771	$(2,623)	$363,849
(1) Reclassification due to adoption of ASU 2016-01, Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Financial Liabilities.
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$7,285	$7,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,594	1,850
Depreciation of premises and equipment	1,063	1,010
Amortization of premium on junior subordinated notes issued to capital trusts	23	24
Amortization of intangible assets	452	657
Amortization of net premiums on debt securities available for sale	174	244
Amortization of operating lease right-of-use assets	193	—
(Gain) loss on sale of premises and equipment	(12)	1
Deferred income taxes	(16)	(89)
Stock-based compensation	292	237
Net (gains) losses on equity securities	(27)	24
Net gain on sale or call of debt securities available for sale	(17)	(9)
Net gain on sale of foreclosed assets, net	(14)	(93)
Net gain on sale of loans held for sale	(126)	(253)
Writedown of foreclosed assets	—	5
Origination of loans held for sale	(7,764)	(12,916)
Proceeds from sales of loans held for sale	8,247	13,155
Increase in cash surrender value of bank-owned life insurance	(392)	(433)
Decrease in other assets	311	1,397
Increase (decrease) in interest payable, accounts payable, accrued expenses, and other liabilities	398	(1,160)
Net cash provided by operating activities	11,664	11,444
Cash flows from investing activities:
Purchases of equity securities	(3)	(503)
Proceeds from sales of debt securities available for sale	7,280	496
Proceeds from maturities and calls of debt securities available for sale	17,238	13,546
Purchases of debt securities available for sale	(39,373)	(19,770)
Proceeds from maturities and calls of debt securities held to maturity	720	1,488
Purchase of debt securities held to maturity	—	(553)
Net increase in loans	(6,410)	(40,065)
Purchases of premises and equipment	(490)	(2,594)
Proceeds from sale of foreclosed assets	394	1,461
Proceeds from sale of premises and equipment	12	—
Proceeds of principal and earnings from bank-owned life insurance	—	452
Net cash used in investing activities	(20,632)	(46,042)
Cash flows from financing activities:
Net increase in deposits	71,898	26,602
Increase (decrease) in Federal Home Loan Bank advances	(49,700)	24,800
Increase (decrease) in federal funds purchased	144	(227)
Decrease in securities sold under agreements to repurchase	(5,800)	(28,491)
Proceeds from Federal Home Loan Bank borrowings	15,000	35,000
Repayment of Federal Home Loan Bank borrowings	(20,000)	(27,000)
Proceeds from stock options exercised	—	136
Taxes paid relating to net share settlement of equity awards	(69)	(80)
Payments on other long-term debt	(1,250)	(1,250)
Dividends paid	(2,465)	(2,386)
Repurchase of common stock	(1,299)	(1,082)
Net cash provided by financing activities	6,459	26,022
Net decrease in cash and cash equivalents	(2,509)	(8,576)
Cash and cash equivalents at beginning of period	45,480	50,972
Cash and cash equivalents at end of period	$42,971	$42,396

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,084	$4,648
Cash paid during the period for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$181	$364
Initial recognition of operating lease right of use asset	2,892	—
Initial recognition of operation lease liability	2,892	—
Transfer due to cumulative effective of change in accounting principles. See Note 2. “Effect of New Financial Accounting Standards” for additional information.	—	57
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with GAAP. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, filed with the SEC on March 8, 2019, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2018 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2019 and December 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2019 may not be indicative of results for the year ending December 31, 2019, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.
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

2.    Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The Company adopted this update on January 1, 2019, utilizing the cumulative effect approach, and also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize ROU assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROU assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and are now recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a ROU asset and a corresponding lease liability. See Note 18 “Leases” for more information. The Company also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Pending Adoption at March 31, 2019
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering CECL, which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current AFS security OTTI model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the PCD model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under the current model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the ALLL upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has selected a software vendor to assist with implementation. The team meets periodically to discuss the latest developments, ensure progress is being made, and keep current on evolving interpretations and industry practices related to ASU 2016-13. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the consideration of costs and benefits. Four disclosure requirements were removed, three were modified, and two were added. In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company is considering the early adoption of removed and modified disclosures. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

3.    Debt Securities
The amortized cost and fair value of debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$5,501	$—	$11	$5,490
State and political subdivisions	107,086	1,257	47	108,296
Mortgage-backed securities	49,876	118	403	49,591
Collateralized mortgage obligations	180,284	459	4,736	176,007
Corporate debt securities	93,781	264	450	93,595
Total debt securities	$436,528	$2,098	$5,647	$432,979

	As of December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$5,522	$—	$27	$5,495
State and political subdivisions	121,403	877	379	121,901
Mortgage-backed securities	51,625	100	1,072	50,653
Collateralized mortgage obligations	176,134	220	6,426	169,928
Corporate debt securities	67,077	64	1,017	66,124
Total debt securities	$421,761	$1,261	$8,921	$414,101

The amortized cost and fair value of debt securities HTM, with gross unrealized gains and losses, were as follows:

	As of March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$131,117	$954	$837	$131,234
Mortgage-backed securities	10,996	1	113	10,884
Collateralized mortgage obligations	17,827	—	422	17,405
Corporate debt securities	35,093	273	138	35,228
Total debt securities	$195,033	$1,228	$1,510	$194,751

	As of December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$131,177	$314	$2,437	$129,054
Mortgage-backed securities	11,016	1	331	10,686
Collateralized mortgage obligations	18,527	—	669	17,858
Corporate debt securities	35,102	331	467	34,966
Total debt securities	$195,822	$646	$3,904	$192,564

Debt securities with a carrying value of $191.3 million and $197.2 million at March 31, 2019 and December 31, 2018, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
Certain debt securities AFS and HTM were temporarily impaired as of March 31, 2019 and December 31, 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following tables present information pertaining to debt securities with gross unrealized losses as of March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of March 31, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$—	$—	$5,490	$11	$5,490	$11
State and political subdivisions	26	3,218	13	7,203	34	10,421	47
Mortgage-backed securities	20	446	3	39,238	400	39,684	403
Collateralized mortgage obligations	36	3,263	74	122,168	4,662	125,431	4,736
Corporate debt securities	15	12,024	31	58,513	419	70,537	450
Total	99	$18,951	$121	$232,612	$5,526	$251,563	$5,647

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$—	$—	$5,495	$27	$5,495	$27
State and political subdivisions	75	27,508	121	12,140	258	39,648	379
Mortgage-backed securities	24	1,893	15	44,882	1,057	46,775	1,072
Collateralized mortgage obligations	40	3,906	75	134,742	6,351	138,648	6,426
Corporate debt securities	11	—	—	58,040	1,017	58,040	1,017
Total	152	$33,307	$211	$255,299	$8,710	$288,606	$8,921

		As of March 31, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	116	$430	$1	$43,551	$836	$43,981	$837
Mortgage-backed securities	6	—	—	10,823	113	10,823	113
Collateralized mortgage obligations	8	—	—	17,397	422	17,397	422
Corporate debt securities	7	1,984	16	10,163	122	12,147	138
Total	137	$2,414	$17	$81,934	$1,493	$84,348	$1,510

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	223	$20,905	$130	$56,154	$2,307	$77,059	$2,437
Mortgage-backed securities	6	9,486	298	1,138	33	10,624	331
Collateralized mortgage obligations	8	—	—	17,849	669	17,849	669
Corporate debt securities	5	8,177	181	5,685	286	13,862	467
Total	242	$38,568	$609	$80,826	$3,295	$119,394	$3,904

The Company’s assessment of OTTI is based on its reasonable judgment of the specific facts and circumstances impacting each individual debt security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the debt security, the creditworthiness of the issuer, the type of underlying assets and the current and anticipated market conditions.
At March 31, 2019, approximately 56% of the municipal bonds held by the Company were Iowa-based, and approximately 22% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2019 and December 31, 2018.
At March 31, 2019 and December 31, 2018, the Company’s MBS and CMOs portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the FHLMC, the FNMA, and the GNMA. The receipt of principal, at par, and interest on MBS is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its MBS and CMOs do not expose the Company to credit-related losses.
At March 31, 2019 all but two, and on December 31, 2018, all but one, of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the companies issuing the non-investment grade bond and found the companies’ earnings and equity positions to be satisfactory and in line with industry norms. Therefore, we expect to receive all contractual payments. The internal evaluation of the non-investment grade bonds along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no other-than-temporary-impairment in the corporate bond portfolio.
It is reasonably possible that the fair values of the Company’s debt securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of income.
The contractual maturity distribution of investment debt securities at March 31, 2019, is summarized as follows:

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,954	$15,955	$731	$732
Due after one year through five years	109,177	109,271	25,991	26,023
Due after five years through ten years	75,518	76,396	106,501	106,770
Due after ten years	5,719	5,759	32,987	32,937
Debt securities without a single maturity date	230,160	225,598	28,823	28,289
Total	$436,528	$432,979	$195,033	$194,751

MBS and CMOs are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not scheduled in the maturity categories indicated above.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on debt securities due to sale or call, including impairment losses for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Debt securities available for sale:
Gross realized gains	$26	$9
Gross realized losses	(9)	—
Net realized gains	$17	$9

4.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and impairment method are as follows:

	Recorded Investment in Loan Receivables and Allowance for Loan Losses
	As of March 31, 2019 and December 31, 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
March 31, 2019
Loans receivable
Individually evaluated for impairment	$4,608	$7,522	$8,854	$1,016	$22	$22,022
Collectively evaluated for impairment	92,158	528,313	1,257,829	449,821	36,642	2,364,763
Purchased credit impaired loans	—	43	12,755	4,176	—	16,974
Total	$96,766	$535,878	$1,279,438	$455,013	$36,664	$2,403,759
Allowance for loan losses:
Individually evaluated for impairment	$554	$2,162	$2,371	$259	$22	$5,368
Collectively evaluated for impairment	3,137	5,431	11,707	2,537	275	23,087
Purchased credit impaired loans	—	1	720	476	—	1,197
Total	$3,691	$7,594	$14,798	$3,272	$297	$29,652

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2018
Loans receivable
Individually evaluated for impairment	$4,090	$8,957	$7,957	$1,760	$24	$22,788
Collectively evaluated for impairment	92,866	524,182	1,246,589	455,941	39,404	2,358,982
Purchased credit impaired loans	—	49	12,782	4,178	—	17,009
Total	$96,956	$533,188	$1,267,328	$461,879	$39,428	$2,398,779
Allowance for loan losses:
Individually evaluated for impairment	$322	$2,159	$2,683	$120	$—	$5,284
Collectively evaluated for impairment	3,315	5,318	12,232	1,753	208	22,826
Purchased credit impaired loans	—	1	720	476	—	1,197
Total	$3,637	$7,478	$15,635	$2,349	$208	$29,307

As of March 31, 2019, the gross PCI loans included above were $17.7 million, with a discount of $0.8 million.
Loans with unpaid principal in the amount of $435.6 million and $444.6 million at March 31, 2019 and December 31, 2018, respectively, were pledged to the FHLB as collateral for borrowings.
The changes in the ALLL by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended March 31, 2019 and 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(134)	(354)	(650)	(49)	(168)	(1,355)
Recoveries	7	48	8	9	34	106
Provision (negative provision)	181	422	(195)	963	223	1,594
Ending balance	$3,691	$7,594	$14,798	$3,272	$297	$29,652
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	—	(87)	(264)	(104)	(21)	(476)
Recoveries	6	79	76	62	15	238
Provision (negative provision)	357	(148)	1,548	49	44	1,850
Ending balance	$3,153	$8,362	$14,997	$2,877	$282	$29,671

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
Purchased Loans Policy
All purchased loans (nonimpaired and impaired) are initially measured at fair value as of the acquisition date in accordance with applicable authoritative accounting guidance. Credit discounts are included in the determination of fair value. An ALLL is not recorded at the acquisition date for loans purchased.

Individual loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are referred to herein as PCI loans. In determining the acquisition date fair value and estimated credit losses of PCI loans, and in subsequent accounting, the Company accounts for loans individually. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or valuation allowance. Expected cash flows at the purchase date in excess of the fair value of loans, if any, are recorded as interest income over the expected life of the loans if the timing and amount of future cash flows are reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an ALLL and a provision for loan losses. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost-recovery method or cash-basis method of income recognition.
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

When it is determined that a loan requires a partial or full charge-off, a request for approval of a charge-off is submitted to the Company’s President, Senior Vice President and Chief Credit Officer, and the Senior Regional Loan officer. The Bank’s board of directors formally approves all loan charge-offs. Once a loan is charged-off, it cannot be restructured and returned to the Company’s books.
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
A loan modification is a change in an existing loan contract that has been agreed to by the borrower and the Bank, which may or may not be a troubled debt restructure, “TDR”. All loans deemed TDR are considered impaired. A loan is considered a TDR when, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. Both financial distress on the part of the borrower and the Bank’s granting of a concession, which are detailed further below, must be present in order for the loan to be considered a TDR.
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

The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.
The following table sets forth information on the Company’s TDRs by class of loan occurring during the stated periods:

	Three Months Ended March 31,
	2019			2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Residential real estate:
One- to four- family junior liens
Extended maturity date	1	$51	$51	—	$—	$—
Total	1	$51	$51	—	$—	$—

(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended March 31,
	2019		2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial real estate:
Commercial real estate-other
Extended maturity date	—	$—	1	$2,657
Total	—	$—	1	$2,657

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
The Company may also consider other qualitative factors for additional allowance allocations, including changes in the Company’s loan review process. Changes in the criteria used in this evaluation or the availability of new information could cause the allowance to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the ALLL based on their judgments and estimates.
In addition to the qualitative factors identified above, the Bank applies a qualitative adjustment to each Watch and Substandard risk-rated portfolio segment.
The following tables set forth the risk category of loans by class of receivable and credit quality indicator based on the most recent analysis performed, as of March 31, 2019 and December 31, 2018:

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
March 31, 2019
Agricultural	$75,878	$10,836	$10,025	$27	$—	$96,766
Commercial and industrial	506,363	9,636	19,831	3	45	535,878
Commercial real estate:
Construction and development	176,266	10,690	950	—	—	187,906
Farmland	70,744	5,283	10,621	—	—	86,648
Multifamily	150,344	10,723		—	—	161,067
Commercial real estate-other	780,394	41,566	21,857	—	—	843,817
Total commercial real estate	1,177,748	68,262	33,428	—	—	1,279,438
Residential real estate:
One- to four- family first liens	325,860	3,079	4,025	256	—	333,220
One- to four- family junior liens	119,997	413	1,383	—	—	121,793
Total residential real estate	445,857	3,492	5,408	256	—	455,013
Consumer	36,597	—	43	24	—	36,664
Total	$2,242,443	$92,226	$68,735	$310	$45	$2,403,759

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
December 31, 2018
Agricultural	$74,126	$12,960	$9,870	$—	$—	$96,956
Commercial and industrial	499,042	13,583	20,559	4	—	533,188
Commercial real estate:
Construction and development	215,625	1,069	923	—	—	217,617
Farmland	72,924	4,818	11,065	—	—	88,807
Multifamily	133,310	1,431	—	—	—	134,741
Commercial real estate-other	766,702	38,275	21,186	—	—	826,163
Total commercial real estate	1,188,561	45,593	33,174	—	—	1,267,328
Residential real estate:
One- to four- family first liens	335,233	2,080	4,256	261	—	341,830
One- to four- family junior liens	118,146	426	1,477	—	—	120,049
Total residential real estate	453,379	2,506	5,733	261	—	461,879
Consumer	39,357	22	24	25	—	39,428
Total	$2,254,465	$74,664	$69,360	$290	$—	$2,398,779

Included within the special mention/watch, substandard, and doubtful categories at March 31, 2019 and December 31, 2018 are PCI loans totaling $8.4 million and $8.9 million, respectively.
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

The following table presents loans individually evaluated for impairment by class of receivable, as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$1,689	$2,199	$—	$1,999	$2,511	$—
Commercial and industrial	2,333	2,381	—	2,761	2,977	—
Commercial real estate:
Construction and development	—	—	—	84	84	—
Farmland	2,023	2,023	—	110	110	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,179	1,683	—	1,533	2,046	—
Total commercial real estate	3,202	3,706	—	1,727	2,240	—
Residential real estate:
One- to four- family first liens	151	151	—	617	644	—
One- to four- family junior liens	342	342	—	292	293	—
Total residential real estate	493	493	—	909	937	—
Consumer	—	—	—	24	24	—
Total	$7,717	$8,779	$—	$7,420	$8,689	$—
With an allowance recorded:
Agricultural	$2,919	$2,938	$554	$2,091	$2,097	$322
Commercial and industrial	5,189	7,816	2,162	6,196	8,550	2,159
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	1,441	2,092	—	2,123	2,123	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	4,211	4,494	2,371	4,107	4,365	2,021
Total commercial real estate	5,652	6,586	2,371	6,230	6,488	2,683
Residential real estate:
One- to four- family first liens	523	526	259	851	851	120
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	523	526	259	851	851	120
Consumer	22	22	22	—	—	—
Total	$14,305	$17,888	$5,368	$15,368	$17,986	$5,284
Total:
Agricultural	$4,608	$5,137	$554	$4,090	$4,608	$322
Commercial and industrial	7,522	10,197	2,162	8,957	11,527	2,159
Commercial real estate:
Construction and development	—	—	—	84	84	—
Farmland	3,464	4,115	—	2,233	2,233	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,390	6,177	2,371	5,640	6,411	2,021
Total commercial real estate	8,854	10,292	2,371	7,957	8,728	2,683
Residential real estate:
One- to four- family first liens	674	677	259	1,468	1,495	120
One- to four- family junior liens	342	342	—	292	293	—
Total residential real estate	1,016	1,019	259	1,760	1,788	120
Consumer	22	22	22	24	24	—
Total	$22,022	$26,667	$5,368	$22,788	$26,675	$5,284

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by class of receivable, during the stated periods:

	Three Months Ended March 31,
	2019		2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$1,538	$—	$5,015	$124
Commercial and industrial	2,343	—	3,189	46
Commercial real estate:
Construction and development	—	—	84	—
Farmland	1,011	—	1,976	39
Multifamily	—	—	413	10
Commercial real estate-other	1,185	6	5,930	67
Total commercial real estate	2,196	6	8,403	116
Residential real estate:
One- to four- family first liens	75	—	1,602	—
One- to four- family junior liens	305	1	293	—
Total residential real estate	380	1	1,895	—
Consumer	—	—	—	—
Total	$6,457	$7	$18,502	$286
With an allowance recorded:
Agricultural	$2,735	$—	$1,946	$17
Commercial and industrial	5,460	—	7,088	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	1,442	—	1,046	27
Multifamily	—	—	—	—
Commercial real estate-other	3,966	3	4,141	—
Total commercial real estate	5,408	3	5,187	27
Residential real estate:
One- to four- family first liens	394	1	976	9
One- to four- family junior liens	—	—	—	—
Total residential real estate	394	1	976	9
Consumer	11	—	—	—
Total	$14,008	$4	$15,197	$53
Total:
Agricultural	$4,273	$—	$6,961	$141
Commercial and industrial	7,803	—	10,277	46
Commercial real estate:
Construction and development	—	—	84	—
Farmland	2,453	—	3,022	66
Multifamily	—	—	413	10
Commercial real estate-other	5,151	9	10,071	67
Total commercial real estate	7,604	9	13,590	143
Residential real estate:
One- to four- family first liens	469	1	2,578	9
One- to four- family junior liens	305	1	293	—
Total residential real estate	774	2	2,871	9
Consumer	11	—	—	—
Total	$20,465	$11	$33,699	$339

The following table presents the contractual aging of the recorded investment in past due loans by class of receivable at March 31, 2019 and December 31, 2018:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
March 31, 2019
Agricultural	$2,090	$1,671	$887	$4,648	$92,118	$96,766
Commercial and industrial	1,452	630	3,814	5,896	529,982	535,878
Commercial real estate:
Construction and development	296	26	94	416	187,490	187,906
Farmland	2,180	—	1,442	3,622	83,026	86,648
Multifamily	—	—	—	—	161,067	161,067
Commercial real estate-other	1,588	102	4,175	5,865	837,952	843,817
Total commercial real estate	4,064	128	5,711	9,903	1,269,535	1,279,438
Residential real estate:
One- to four- family first liens	2,131	248	1,486	3,865	329,355	333,220
One- to four- family junior liens	250	124	626	1,000	120,793	121,793
Total residential real estate	2,381	372	2,112	4,865	450,148	455,013
Consumer	38	10	106	154	36,510	36,664
Total	$10,025	$2,811	$12,630	$25,466	$2,378,293	$2,403,759

Included in the totals above are the following purchased credit impaired loans	$—	$—	$143	$143	$16,831	$16,974

December 31, 2018
Agricultural	$97	$130	$248	$475	$96,481	$96,956
Commercial and industrial	2,467	9	4,475	6,951	526,237	533,188
Commercial real estate:
Construction and development	42	—	93	135	217,482	217,617
Farmland	44	—	529	573	88,234	88,807
Multifamily	—	—	—	—	134,741	134,741
Commercial real estate-other	436	2,655	1,327	4,418	821,745	826,163
Total commercial real estate	522	2,655	1,949	5,126	1,262,202	1,267,328
Residential real estate:
One- to four- family first liens	1,876	1,332	977	4,185	337,645	341,830
One- to four- family junior liens	406	114	474	994	119,055	120,049
Total residential real estate	2,282	1,446	1,451	5,179	456,700	461,879
Consumer	47	16	24	87	39,341	39,428
Total	$5,415	$4,256	$8,147	$17,818	$2,380,961	$2,398,779

Included in the totals above are the following purchased credit impaired loans	$295	$—	$—	$295	$16,714	$17,009

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
A non-accrual loan may be restored to an accrual status when (1) all past due principal and interest has been paid (excluding renewals and modifications that involve the capitalizing of interest) or (2) the loan becomes well secured with marketable collateral and is in the process of collection. An established track record of performance is also considered when determining accrual status.
Delinquency status of a loan is determined by the number of days that have elapsed past the loan’s payment due date, using the following classification groupings: 30-59 days, 60-89 days and 90 days or more. Once a TDR has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals.

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of receivable, excluding PCI loans, as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
Agricultural	$2,321	$—	$1,622	$—
Commercial and industrial	7,726	—	9,218	—
Commercial real estate:
Construction and development	100	—	99	—
Farmland	3,587	—	2,751	—
Multifamily	—	—	—	—
Commercial real estate-other	4,939	—	4,558	—
Total commercial real estate	8,626	—	7,408	—
Residential real estate:
One- to four- family first liens	1,893	202	1,049	341
One- to four- family junior liens	521	6	465	24
Total residential real estate	2,414	208	1,514	365
Consumer	187	—	162	—
Total	$21,274	$208	$19,924	$365

Not included in the loans above as of March 31, 2019 and December 31, 2018 were PCI loans with an outstanding balance of $0.5 million and $0.3 million, net of a discount of zero and zero, respectively.
As of March 31, 2019, the Company had $0.2 million in commitments to lend additional funds to borrowers who have a nonperforming loan.
Purchased Loans
Purchased loans acquired in a business combination are recorded and initially measured at their estimated fair value as of the acquisition date. Credit discounts are included in the determination of fair value. An ALLL is not carried over. These purchased loans are segregated into two types: PCI loans and purchased non-credit impaired loans.

•
Purchased non-credit impaired loans are accounted for in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of significant credit deterioration since origination and it is probable all contractually required payments will be received from the borrower.

•
PCI loans are accounted for in accordance with ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” as they display significant credit deterioration since origination and it is probable, as of the acquisition date, that the Company will be unable to collect all contractually required payments from the borrower.

For purchased non-credit impaired loans the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We record a provision for the acquired portfolio as the loans acquired renew and the discount is accreted.
For PCI loans the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the expected remaining life of the loan if the timing and amount of the future cash flows are reasonably estimable.
The Company updates its cash flow projections for PCI loans on an annual basis. Any increases in expected cash flows after the acquisition date and subsequent re-measurement periods are recorded as interest income prospectively. Any decreases in expected cash flows after the acquisition date and subsequent re-measurement periods are recognized by recording a provision for loan losses.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$3,840	$4,304
Accretion	(168)	(277)
Balance at end of period	$3,672	$4,027

5.    Derivatives and Hedging Activities
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
The following table presents the total notional and gross fair value of the Company’s derivatives as of March 31, 2019 and December 31, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	As of March 31, 2019			As of December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$11,006	$—	$528	$8,927	$—	$223

Derivatives not designated as hedging instruments:
Interest rate swaps	$17,014	$551	$611	$13,830	$321	$359
Risk participation agreements (RPAs)	10,112	—	102	10,112	—	85
Total derivatives not designated as hedging instruments	$27,126	$551	$713	$23,942	$321	$444

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
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2019 and March 31, 2018:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended March 31,
	2019		2018
(in thousands)	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value hedges are recorded	$(1)	$—	$(1)	$—

The effects of fair value hedging:
Gain (Loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	304	—	(162)	—
Derivative designated as hedging instruments	(305)	—	161	—

As of March 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$11,531	$525

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps -The Company enters into interest rate derivatives, including interest rate swaps with its customers, to allow them to hedge against the risk of rising interest rates by providing fixed rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties, with one designated as a central counterparty. The following table represents the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of March 31, 2019 and December 31, 2018.

March 31, 2019
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$8,507	$551	$—	$8,507	$—	$611

December 31, 2018
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$6,915	$321	$—	$6,915	$—	$359

Credit Risk Participation Agreements -The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table represents the notional amounts and the gross fair values of RPAs purchased and sold outstanding as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
RPAs - protection purchased	$10,112	$—	$102	$10,112	$—	$85
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the three months ended March 31, 2019 and March 31, 2018:

	Location in the Consolidated Statements of Income	For the Three Months Ended March 31,
(in thousands)		2019	2018
Interest rate swaps	Other income	$(22)	$—
RPAs	Other income	(17)	—
Total		$(39)	$—

Offsetting of Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Assets (Liabilities)
As of March 31, 2019
Asset Derivatives	$551	$—	$551	$—	$—	$551

Liability Derivatives	(1,240)	—	(1,240)	—	(1,240)	—

As of December 31, 2018
Asset Derivatives	$321	$—	$321	$—	$—	$321

Liability Derivatives	(667)	—	(667)	—	(530)	(137)

Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparty. The Company has an agreement with its institutional derivative counterparty that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparty that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million. As of March 31, 2019, the Company had minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $1.3 million of collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $1.2 million.

6.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the non-amortizing portion of the trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and the non-amortizing portion of the trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the three months ended March 31, 2019. The carrying amount of goodwill was $64.7 million at March 31, 2019, the same as at December 31, 2018.
The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the three months ended March 31, 2019:

(in thousands)	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
March 31, 2019
Balance, beginning of period	$110	$1,973	$7,040	$556	$196	$9,875
Amortization expense	(5)	(393)	—	(43)	(11)	(452)
Balance at end of period	$105	$1,580	$7,040	$513	$185	$9,423

Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$455	$28,401
Accumulated amortization	(1,215)	(16,626)	—	(867)	(270)	(18,978)
Net book value	$105	$1,580	$7,040	$513	$185	$9,423

7.    Other Assets
The components of the Company’s other assets were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Bank-owned life insurance	$61,381	$60,989
Equity securities	2,776	2,737
FHLB Stock	12,581	14,678
Mortgage servicing rights	2,641	2,803
Operating leases right-of-use asset	2,719	—
Federal & state taxes, current	487	2,361
Federal & state taxes, deferred	7,207	8,273
Accounts receivable & other miscellaneous assets	24,171	23,261
	$113,963	$115,102

The Company has purchased life insurance policies on certain employees and has also acquired life insurance policies through acquisitions. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value.
As of March 31, 2019, the Company owned $0.3 million of equity investments in banks and financial service-related companies, and $2.4 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the CRA. Both realized and unrealized net gains and losses on equity investments are required to be recognized in the statements of income. A breakdown between net realized and unrealized gains and losses is provided below. These net changes are included in the other line item in the noninterest income section of the consolidated statements of income.

The following table presents the net gains and losses on equity investments during the three months ended March 31, 2019 and 2018, disaggregated into realized and unrealized gains and losses:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net gains (losses) recognized	$27	$(24)
Less: Net gains (losses) recognized due to sales	—	—
Unrealized gains (losses) on securities still held at the reporting date	$27	$(24)

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
The Company has several lease agreements, such as branch locations, which are considered operating leases and, upon the adoption of ASU 2016-01 on January 1, 2019, are now recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a ROU asset and a corresponding lease liability.

8.    Deposits
The composition of the Company’s deposits as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
(in thousands)
Non-interest-bearing deposits	$426,729	$439,133
Interest-bearing checking	696,760	683,894
Money market	629,838	555,839
Savings	200,998	210,416
Certificates of deposit under $250,000	541,310	532,395
Certificates of deposit of $250,000 or more	189,192	191,252
Total deposits	$2,684,827	$2,612,929

The Company had $7.2 million and $8.6 million in brokered time deposits through the CDARS program as of March 31, 2019 and December 31, 2018, respectively. Included in money market deposits at March 31, 2019 and December 31, 2018 were $25.5 million and $23.7 million, respectively, of brokered deposits in the ICS program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

9.    Short-Term Borrowings
Short-term borrowings were as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Securities sold under agreements to repurchase	1.17%	$68,722	1.00%	$74,522
Federal Home Loan Bank advances	2.62	7,200	2.60	56,900
Federal funds purchased	3.10	144	—	—
Total	1.31%	$76,066	1.69%	$131,422

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
The Bank had a secured line of credit with the FHLB. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
The Bank has unsecured federal funds lines totaling $150.0 million which involve multiple correspondent relationships. As of March 31, 2019, the balance outstanding was a $0.1 million overnight advance. December 31, 2018, the balance outstanding was zero overnight advances.
At March 31, 2019 and December 31, 2018, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.5 million as of both March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the Bank had municipal securities pledged with a market value of $12.8 million and $12.7 million, respectively, to the Federal Reserve to secure potential borrowings.
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. This line was renewed in May 2018, and matured on April 30, 2019, at which time it was not renewed. The Company had no balance outstanding under this agreement as of March 31, 2019. A new line of credit was approved, effective May 1, 2019. See Note 20 “Subsequent Events” of the notes to the consolidated financial statements for more information.

10.    Junior Subordinated Notes Issued to Capital Trusts
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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2019 and December 31, 2018:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				3/31/2019
March 31, 2019
Central Bancshares Capital Trust II	$7,217	$6,743	Three-month LIBOR + 3.50%	6.11%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,704	Three-month LIBOR + 2.15%	4.75%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.20%	12/15/2037	12/15/2012
Total	$24,743	$23,911

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2018
December 31, 2018
Central Bancshares Capital Trust II	$7,217	$6,730	Three-month LIBOR + 3.50%	6.29%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,694	Three-month LIBOR + 2.15%	4.97%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.38%	12/15/2037	12/15/2012
Total	$24,743	$23,888

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

11.    Long-Term Debt
Long-term debt was as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Finance lease payable	8.89%	$1,310	8.89%	$1,338
FHLB term borrowings	2.43	131,000	2.45	136,000
Other long-term debt	4.23	6,250	4.13	7,500
Total	2.57%	$138,560	2.60%	$144,838

The Company has one existing finance lease (previously referred to as a capital lease) for a branch location, with a present value liability balance of $1.3 million as of March 31, 2019. See Note 18. “Leases” to our consolidated financial statements for additional information related to our finance lease obligation.
The Company utilizes FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. As a member of the FHLB of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4 “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of March 31, 2019, $6.3 million of that note was outstanding.

12.    Income Taxes
Income tax expense for the three months ended March 31, 2019 and 2018 was equal to or less than the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	For the Three Months Ended March 31,
	2019		2018
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$1,927	21.0%	$2,053	21.0%
Tax-exempt interest	(468)	(5.1)	(490)	(5.0)
Bank-owned life insurance	(82)	(0.9)	(91)	(0.9)
State income taxes, net of federal income tax benefit	487	5.3	529	5.4
Non-deductible acquisition expenses	26	0.3	—	—
General business credits	(14)	(0.2)	(47)	(0.8)
Other	14	0.2	30	0.6
Total income tax expense	$1,890	20.6%	$1,984	20.3%

13.    Earnings per Share
Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2019	2018
Basic earnings per common share computation
Numerator:
Net income	$7,285	$7,793
Denominator:
Weighted average shares outstanding	12,164,360	12,222,690
Basic earnings per common share	$0.60	$0.64

Diluted earnings per common share computation
Numerator:
Net income	$7,285	$7,793
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	12,176,757	12,241,714
Diluted earnings per common share	$0.60	$0.64

14.    Regulatory Capital Requirements and Restrictions on Subsidiary Cash
The Company (on a consolidated basis) and the Bank are subject to the Basel III Rules and the Dodd-Frank Act. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion which are not publicly traded companies). As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since the notification that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was fully phased in at 2.5% on January 1, 2019. At March 31, 2019, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 4.26%, while the Bank’s was 3.95%.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019
Consolidated:
Total capital/risk based assets	$346,503	12.26%	$296,799	10.500%	N/A	N/A
Tier 1 capital/risk based assets	316,851	11.21	240,266	8.500	N/A	N/A
Common equity tier 1 capital/risk based assets	292,940	10.36	197,866	7.000	N/A	N/A
Tier 1 capital/adjusted average assets	316,851	9.80	129,299	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$336,786	11.95%	$295,883	10.500%	$281,794	10.00%
Tier 1 capital/risk based assets	307,134	10.90	239,525	8.500	225,435	8.00
Common equity tier 1 capital/risk based assets	307,134	10.90	197,256	7.000	183,166	6.50
Tier 1 capital/adjusted average assets	307,134	9.52	129,008	4.000	161,260	5.00
At December 31, 2018
Consolidated:
Total capital/risk based assets	$342,054	12.23%	$276,283	9.875%	N/A	N/A
Tier 1 capital/risk based assets	312,747	11.18	220,327	7.875	N/A	N/A
Common equity tier 1 capital/risk based assets	288,859	10.32	178,360	6.375	N/A	N/A
Tier 1 capital/adjusted average assets	312,747	9.73	128,531	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$333,074	11.94%	$275,468	9.875%	$278,955	10.00%
Tier 1 capital/risk based assets	303,767	10.89	219,677	7.875	223,164	8.00
Common equity tier 1 capital/risk based assets	303,767	10.89	177,833	6.375	181,320	6.50
Tier 1 capital/adjusted average assets	303,767	9.47	128,259	4.000	160,324	5.00

(1) The ratios for December 31, 2018 include a capital conservation buffer of 1.875%, and the ratios for March 31, 2019 include a capital conservation buffer of 2.5%.
The ability of the Company to pay dividends to its shareholders is dependent upon dividends paid by the Bank to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount of dividends it may pay. In addition, subsequent to December 31, 2008, the Bank’s board of directors adopted a capital policy requiring it to maintain a ratio of Tier 1 capital to total assets of at least 8% and a ratio of total capital to risk-based capital of at least 10%. Failure to maintain these ratios also could limit the ability of the Bank to pay dividends to the Company.
The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $1.9 million and $14.9 million as of March 31, 2019 and December 31, 2018, respectively.

15.    Commitments and Contingencies
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
(in thousands)
Commitments to extend credit	$530,671	$521,270
Commitments to sell loans	309	666
Standby letters of credit	16,002	16,709
Total	$546,982	$538,645

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
Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 72% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4 “Loans Receivable and the Allowance for Loan Losses”. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled $132.4 million and $51.2 million, respectively, as of March 31, 2019. The amount of investment securities issued by one individual municipality did not exceed $5.0 million.

16.    Estimated Fair Value of Financial Instruments and Fair Value Measurements
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
Investment Securities - The fair value for investment securities are determined by quoted market prices, if available (Level 1). The Company utilizes an independent pricing service to obtain the fair value of debt securities. On a quarterly basis, the Company selects a sample of 30 securities from its primary pricing service and compares them to a secondary independent pricing service to validate value. In addition, the Company periodically reviews the pricing methodology utilized by the primary independent service for reasonableness. Debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations, MBS, and CMOs are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace (Level 2). Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating (Level 2). On an annual basis, a group of selected municipal securities have their credit rating evaluated by a securities dealer and that information is used to verify the primary independent service’s rating and pricing.
Loans Held for Sale - Loans held for sale are carried at the lower of cost or fair value, with fair value being based on binding contracts from third party investors (Level 2). The portfolio has historically consisted primarily of residential real estate loans.
Loans Held for Investment - The estimated fair value of loans, net, was performed using the income approach, with the market approach used for certain nonperforming loans, resulting in a Level 3 fair value classification. The application of the income approach establishes value by methods that discount or capitalize earnings and/or cash flow, by a discount or capitalization rate that reflects market rate of return expectations, market conditions, and the relative risk of the investment. Generally, this can be accomplished by the discounted cash flow method. For loans that exhibited some characteristics of performance and where it appears that the borrower may have adequate cash flows to service the loan, a discounted cash flow analysis was used. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For loans with balloon or interest only payment structures, the repayment was extended by assuming a renewal period beyond the current contractual maturity date. For loans analyzed using the asset approach, the fair value was determined based on the estimated values of the underlying collateral. For impaired loans, the estimated net sales proceeds was used to determine the fair value of the loans when deemed appropriate. The implied sales proceeds value provides a better indication of value than the income stream as these loans are not performing or exhibit strong signs indicative of nonperformance.
Impaired Loans, Net of Related Allowance - From time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell, based on appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans, and resulted in a Level 3 classification for inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.
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
Interest Rate Swaps - Interest rate swaps are valued by the Company’s swap dealers using cash flow valuation techniques with observable market data inputs. The fair values estimated by the Company’s swap dealers use interest rates that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. The Company has entered into collateral agreements with its swap dealers which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted.
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
The following tables present information on the assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of March 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,490	$—	$5,490	$—
State and political subdivisions	108,296	—	108,296	—
Mortgage-backed securities	49,591	—	49,591	—
Collateralized mortgage obligations	176,007	—	176,007	—
Corporate debt securities	93,595	—	93,595	—
Total available for sale debt securities	$432,979	$—	$432,979	$—
Equity securities	2,776	2,776	—	—
Interest rate swaps	551	—	551	—

Liabilities:
Derivatives:
Interest rate swaps	$1,139	$—	$1,139	$—
RPAs	102	—	102	—
Total derivative liabilities	$1,241	$—	$1,241	$—

	Fair Value Measurements as of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$5,495	$—	$5,495	$—
State and political subdivisions	121,901	—	121,901	—
Mortgage-backed securities	50,653	—	50,653	—
Collateralized mortgage obligations	169,928	—	169,928	—
Corporate debt securities	66,124	—	66,124	—
Total debt securities available for sale	$414,101	$—	$414,101	$—
Equity securities	2,737	2,737	—	—
Interest rate swaps	321	—	321	—

Liabilities:
Derivatives:
Interest rate swaps	$582	$—	$582	$—
RPAs	85	—	85	—
Total derivative liabilities	$667	$—	$667	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three months ended March 31, 2019 or the year ended December 31, 2018.

Changes in the fair value of AFS debt securities are included in other comprehensive income, and changes in the fair value of equity securities are included in noninterest income.
The following tables present assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurements as of March 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of related allowance	$8,937	$—	$—	$8,937
Foreclosed assets, net	$336	$—	$—	$336

	Fair Value Measurements as of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of related allowance	$10,084	$—	$—	$10,084
Foreclosed assets, net	$535	$—	$—	$535

The following table presents the valuation technique and unobservable inputs for Level 3 assets measured at fair value as of the date indicated:

	March 31, 2019
(dollars in thousands)	Fair Value	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Impaired loans, net of related allowance	$8,937	Third party appraisal	Appraisal discount	NM *	-	NM *	NM *
Foreclosed assets, net	$336	Third party appraisal	Appraisal discount	NM *	-	NM *	NM *
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

The following tables summarize the carrying amount and estimated fair value of selected financial instruments as of the dated indicated:

	March 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,971	$42,971	$42,971	$—	$—
Equity securities	2,776	2,776	2,776	—	—
Debt securities available for sale	432,979	432,979	—	432,979	—
Debt securities held to maturity	195,033	194,751	—	194,751	—
Loans held for sale	309	313	—	313	—
Loans held for investment, net	2,374,107	2,348,467	—	—	2,348,467
Interest receivable	14,931	14,931	14,931	—	—
Federal Home Loan Bank stock	12,581	12,581	—	12,581	—
Derivative assets	551	551	—	551	—
Financial liabilities:
Noninterest bearing deposits	426,729	426,729	426,729	—	—
Interest bearing deposits	2,258,098	2,254,137	1,527,596	726,541	—
Short-term borrowings	76,066	76,066	76,066	—	—
Finance lease liability	1,310	1,310	—	1,310	—
Federal Home Loan Bank borrowings	131,000	130,618	—	130,618	—
Junior subordinated notes issued to capital trusts	23,911	21,184	—	21,184	—
Other long-term debt	6,250	6,250	—	6,250	—
Derivative liabilities	1,241	1,241	—	1,241	—

	December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,480	$45,480	$45,480	$—	$—
Equity securities	2,737	2,737	2,737	—	—
Debt securities available for sale	414,101	414,101	—	414,101	—
Debt securities held to maturity	195,822	192,564	—	192,564	—
Loans held for sale	666	678	—	678	—
Loans held for investment, net	2,369,472	2,343,654	—	—	2,343,654
Interest receivable	14,736	14,736	14,736	—	—
Federal Home Loan Bank stock	14,678	14,678	—	14,678	—
Derivative assets	321	321	—	321	—
Financial liabilities:
Noninterest bearing deposits	439,133	439,133	439,133	—	—
Interest bearing deposits	2,173,796	2,166,518	1,450,149	716,369	—
Short-term borrowings	131,422	131,422	131,422	—	—
Capital lease liability	1,338	1,338	—	1,338	—
Federal Home Loan Bank borrowings	136,000	134,995	—	134,995	—
Junior subordinated notes issued to capital trusts	23,888	21,215	—	21,215	—
Other long-term debt	7,500	7,500	—	7,500	—
Derivative liabilities	667	667	—	667	—

17.    Revenue Recognition
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
Gains/Losses on Sales of Foreclosed Assets
Gain or loss from the sale of foreclosed assets occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed asset sales for the three months ended March 31, 2019 and March 31, 2018 were not financed by the Bank.
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.
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

18.    Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. As stated in Note 2. “Effect of New Financial Accounting Standards,” the implementation of the new standard did not have a material effect on the Company’s consolidated financial statements. The Company adopted the new standard utilizing the cumulative effect approach, and also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize ROU assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROU assets. The Company has several lease agreements for branch locations, which are considered operating leases, and are now recognized on the Company’s consolidated balance sheets.
Lessee Accounting
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2025. We do not have any subleased properties. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a ROU asset and a corresponding lease liability. Upon adoption of ASU 2016-02, the Company recognized a ROU asset on its balance sheet in the amount of $2.9 million, and a corresponding operating lease liability of $2.9 million. The Company has one existing finance lease (previously referred to as a capital lease) for a branch location with a lease term through 2025. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, Topic 842 did not materially impact the accounting for this lease.
The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of condition.

(in thousands)		March 31, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$2,719
Finance lease right-of-use asset	Premises and equipment, net	709
Total right-of-use assets		$3,428

Lease Liabilities
Operating lease liability	Other liabilities	$2,723
Finance lease liability	Long-term debt	1,310
Total lease liabilities		$4,033

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Company’s only finance lease, the Company utilized the rate implicit in the lease.
The following table presents the weighted-average remaining term and weighted-average discount rate for both operating and finance leases as of March 31, 2019:

March 31, 2019
Weighted-average remaining lease term
Operating leases	7.42 years
Finance lease	4.97 years
Weighted-average discount rate
Operating leases	2.96%
Finance lease	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Three Months Ended
March 31,
(in thousands)	2019
Lease Costs
Operating lease cost	$193
Variable lease cost	35
Short-term lease cost	1
Finance lease cost
Interest on lease liabilities (1)	29
Amortization of right-of-use assets	24
Net lease cost	$282

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$359
Operating cash flows from finance lease	29
Finance cash flows from finance lease	27

Right-of-use assets obtained in exchange for new operating lease liabilities	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
March 31, 2020	$227	$646
March 31, 2021	232	587
March 31, 2022	236	498
March 31, 2023	241	485
March 31, 2024	246	507
Thereafter	614	211
Total future minimum lease payments	$1,796	$2,934

Lease liability	1,310	2,723
Amounts representing interest	$486	$211

19.    Operating Segments
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

20.    Subsequent Events
Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2019, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2019 have been recognized in the consolidated financial statements for the three months ended March 31, 2019. Events or transactions that provided evidence about conditions that did not exist at March 31, 2019, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the three months ended March 31, 2019.

On April 18, 2019, the board of directors of the Company declared a cash dividend of $0.2025 per share payable on June 17, 2019 to shareholders of record as of the close of business on April 29, 2019.
Pursuant to the Company’s share repurchase program approved on October 16, 2018, the Company purchased 9,523 shares of common stock subsequent to March 31, 2019 and through May 7, 2019 for a total cost of $0.3 million inclusive of transaction costs, leaving $2.3 million remaining available under the program.
On May 1, 2019, the Company entered into a $10.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 1.75%. The line expires on April 30, 2020.
On May 1, 2019, the Company completed its previously announced acquisition of ATBancorp, for total consideration of $152.9 million. The Company acquired all of the voting equity interests of ATBancorp. The primary reason for the acquisition was to expand into the Dubuque, Iowa market. The operating results of the Company for the three months ended March 31, 2019 do not include operating results produced by ATBancorp as the acquisition did not close until May 1, 2019. It is not practical to present other financial information related to the acquisition at this time because the fair value measurement of assets acquired and liabilities assumed has not been finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank (the “Bank”). The Bank has locations in central and east-central Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its individual customers. The Trust and Investment Service departments of the Bank administer estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers. MidWestOne Insurance Services, Inc., a wholly-owned subsidiary of the Company, provides personal and business insurance services in Iowa. During the second quarter of 2018, the Company purchased a registered investment adviser in Denver, Colorado, which operates through the Bank.
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
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Estimates
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the ALLL, application of purchase accounting, goodwill and intangible assets, and fair value of AFS investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018
Summary
For the quarter ended March 31, 2019, we earned net income of $7.3 million, which was a decrease of $0.5 million from $7.8 million for the quarter ended March 31, 2018. The decrease in net income was due primarily to a $0.4 million, or 1.9%, increase in noninterest expense between the two comparable periods, due primarily to increased compensation and employee benefits of $0.2 million, or 1.7%. Also contributing to the decrease in net income was a decrease of $0.3 million, or 4.8%, in noninterest income, due primarily to a $0.5 million decrease in loan revenue, related to a drop in residential loan originations attributable to the severe weather experienced in our market footprint during the quarter ended March 31, 2019. Net interest income was down $0.2 million, or 0.8%, due primarily to an increase of $2.7 million in interest expense partially offset by an increase of $2.5 million in interest income. These decreases were partially offset by a $0.3 million, or 13.8%, decrease in the provision for loan losses, and a $0.1 million, or 4.7%, decrease in income tax expense. Both basic and diluted earnings per common share for the first quarter of 2019 were $0.60, versus $0.64 for the first quarter of 2018. Our annualized return on average assets for the first quarter of 2019 was 0.89% compared with 0.98% for the same period in 2018. Our annualized return on average shareholders’ equity was 8.22% for the three months ended March 31, 2019 compared with 9.28% for the three months ended March 31, 2018. The annualized return on average tangible equity was 10.85% for the first quarter of 2019 compared with 12.70% for the same period in 2018.
The following table presents selected financial results and measures as of and for the quarters ended March 31, 2019 and 2018.

	As of and for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2019	2018
Net Income	$7,285	$7,793
Average Assets	3,301,097	3,216,018
Average Shareholders’ Equity	359,403	340,550
Return on Average Assets*	0.89%	0.98%
Return on Average Shareholders’ Equity*	8.22	9.28
Return on Average Tangible Equity*(1)	10.85	12.70
Total Equity to Assets (end of period)	11.00	10.53
Tangible Equity to Tangible Assets (end of period)(1)	8.97	8.41
Book Value per Share	$29.94	$27.95
Tangible Book Value per Share(1)	23.89	21.81
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity, the ratio of our tangible equity to tangible assets, and tangible book value per share. We believe these financial measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net Income:
Net income	$7,285	$7,793
Plus: Intangible amortization, net of tax (1)	357	519
Adjusted net income	$7,642	$8,312
Average Tangible Equity:
Average total shareholders’ equity	$359,403	$340,550
Plus: Average deferred tax liability associated with intangibles	601	1,154
Less: Average intangibles, net of amortization	(74,293)	(76,364)
Average tangible equity	$285,711	$265,340
Return on Average Tangible Equity (annualized)	10.85%	12.70%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.

	As of March 31,
(dollars in thousands, except per share amounts)	2019	2018
Tangible Equity:
Total shareholders’ equity	$363,849	$341,377
Plus: Deferred tax liability associated with intangibles	546	1,073
Less: Intangible assets, net	(74,077)	(76,043)
Tangible equity	$290,318	$266,407
Tangible Assets:
Total assets	$3,308,975	$3,241,642
Plus: Deferred tax liability associated with intangibles	546	1,073
Less: Intangible assets, net	(74,077)	(76,043)
Tangible assets	$3,235,444	$3,166,672
Common shares outstanding	12,153,045	12,214,942
Tangible Book Value Per Share	$23.89	$21.81
Tangible Equity/Tangible Assets	8.97%	8.41%

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
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21%. Tax-favorable assets generally have lower contractual yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Net interest income of $26.0 million for the first quarter of 2019 was down $0.2 million, or 0.8%, from $26.2 million for the first quarter of 2018. An increase in interest income of $2.5 million, or 8.2%, was more than offset by increased interest expense of $2.7 million, or 58.4%. Loan interest income increased $2.5 million, or 9.3%, to $29.0 million for the first quarter of 2019 compared to the first quarter of 2018, as a 21 basis point increase in loan yield was augmented by a $104.7 million, or 4.5%, increase in average loan balances between the two periods. Merger-related loan discount accretion saw a decrease of $0.3 million to $0.6 million for the first quarter of 2019. Interest income from investment securities was $4.3 million for the first quarter of 2019, up $0.1 million from the first quarter of 2018.
Interest expense increased $2.7 million, or 58.4%, to $7.4 million for the first quarter of 2019, compared to $4.7 million for the same period in 2018, primarily due to an increase in the cost of interest-bearing deposits of 38 basis points and an increase in the average balance of $74.2 million between the two periods. Interest expense on borrowed funds was $1.7 million for the first quarter of 2019, up from $1.1 million for the first quarter of 2018, an increase of $0.6 million, or 50.2%. This increase resulted from an increase of 68 basis points in rate, combined with an increase in the average balance of borrowed funds to $289.4 million for the first quarter of 2019 compared to $267.9 million for the same period last year, an increase of $21.5 million, or 8.0%, between the comparative periods.
Our net interest margin for the first quarter of 2019, calculated on a fully tax-equivalent basis, was 3.56%, or 13 basis points lower than the net interest margin of 3.69% for the first quarter of 2018. The yield on loans increased 21 basis points and the tax equivalent yield on investment securities increased by 13 basis points, primarily due to the increasing interest rate environment, resulting in the yield on interest-earning assets for the first quarter of 2019 being 22 basis points higher compared to the first quarter of 2018. The cost of deposits increased 38 basis points, while the average cost of borrowings was higher by 68 basis points for the first quarter of 2019, compared to the first quarter of 2018, also reflecting the increasing interest rate environment. We expect further net interest margin compression pressure in the future as rates on deposits and borrowings are expected to increase more rapidly than yields on loans.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended March 31, 2019 and 2018, reported on a fully tax-equivalent basis assuming a 21% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Interest-Earning Assets:
Loans (1)(2)	$2,409,641	$29,308	4.93%	$2,304,984	$26,808	4.72%
Investment securities:
Taxable investments	414,986	2,927	2.86	423,991	2,748	2.63
Tax exempt investments (2)	202,027	1,772	3.56	216,590	1,930	3.61
Total investment securities	617,013	4,699	3.09	640,581	4,678	2.96
Federal funds sold and interest-bearing balances	3,053	20	2.66	2,421	9	1.51
Total interest-earning assets	$3,029,707	$34,027	4.55%	$2,947,986	$31,495	4.33%

Other assets	271,390			268,032
Total assets	$3,301,097			$3,216,018

Average Interest-Bearing Liabilities:
Interest-bearing checking deposits	$676,654	$910	0.55%	$668,626	$592	0.36%
Money market deposits	599,695	1,334	0.90	528,484	493	0.38
Savings deposits	204,757	58	0.11	216,232	63	0.12
Certificates of deposit	724,772	3,393	1.90	718,312	2,388	1.35
Total deposits	2,205,878	5,695	1.05	2,131,654	3,536	0.67
Short-term borrowings	109,929	457	1.69	106,746	261	0.99
Long-term debt	179,515	1,260	2.85	161,203	882	2.22
Total borrowed funds	289,444	1,717	2.41	267,949	1,143	1.73
Total interest-bearing liabilities	$2,495,322	$7,412	1.20%	$2,399,603	$4,679	0.79%

Net interest spread(3)			3.35%			3.54%

Demand deposits	421,753			456,883
Other liabilities	24,619			18,982
Shareholders’ equity	359,403			340,550
Total liabilities and shareholders’ equity	$3,301,097			$3,216,018

Interest income/earning assets (2)	$3,029,707	$34,027	4.55%	$2,947,986	$31,495	4.33%
Interest expense/earning assets	$3,029,707	$7,412	0.99%	$2,947,986	$4,679	0.64%
Net interest margin (2)(4)		$26,615	3.56%		$26,816	3.69%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$273			$241
Securities		366			401
Total tax equivalent adjustment		639			642
Net Interest Income		$25,976			$26,174

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loans fees was $(150) thousand and $(132) thousand for the three months ended March 31, 2019 and March 31, 2018, respectively. Accretion of unearned purchase discounts was $586 thousand and $878 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(3)	Tax equivalent.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the three months ended March 31, 2019, compared to the same period in 2018, reported on a fully tax-equivalent basis assuming a 21% federal tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31,
	2019 Compared to 2018 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$1,263	$1,237	$2,500
Investment securities:
Taxable investments	(346)	525	179
Tax exempt investments	(131)	(27)	(158)
Total investment securities	(477)	498	21
Federal funds sold and interest-bearing balances	3	8	11
Change in interest income	789	1,743	2,532
Increase (decrease) in interest expense:
Interest-bearing checking deposits	7	311	318
Money market deposits	75	766	841
Savings deposits	(2)	(3)	(5)
Certificates of deposit	22	983	1,005
Total deposits	102	2,057	2,159
Short-term borrowings	8	188	196
Long-term debt	108	270	378
Total borrowed funds	116	458	574
Change in interest expense	218	2,515	2,733
Increase (decrease) in net interest income	$571	$(772)	$(201)
Percentage change in net interest income over prior period			(0.7)%
Interest income on loans on a tax-equivalent basis in the first quarter of 2019 increased $2.5 million, or 9.3%, compared with the same period in 2018. This increase includes the effect of the merger-related discount accretion of $0.6 million on loans for the first quarter of 2019 compared to $0.9 million of merger-related discount accretion for the first quarter of 2018. Average loans were $104.7 million, or 4.5%, higher in the first quarter of 2019 compared with the first quarter of 2018, primarily resulting from new loan originations exceeding loan payments and payoffs. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was balanced between an increase in the average yield on loans from 4.72% in the first quarter of 2018 to 4.93% in the first quarter of 2019, which was despite a decrease in purchase accounting adjustments, and the result of the increase in average balance of loans between the first quarter of 2019 and the comparative period in 2018. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat for the remainder of 2019 in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $4.7 million in the first quarter of 2019 compared with $4.7 million for the same period of 2018. The tax-equivalent yield on our investment portfolio in the first quarter of 2019 increased to 3.09% from 2.96% in the comparable period of 2018. The average balance of investments in the first quarter of 2019 was $617.0 million compared with $640.6 million in the first quarter of 2018, a decrease of $23.6 million, or 3.7%.
Interest expense on deposits increased $2.2 million, or 61.1%, to $5.7 million in the first quarter of 2019 compared with $3.5 million in the same period of 2018. The increased interest expense on deposits was primarily due to an increase of 38 basis points in the weighted average rate paid on interest-bearing deposits to 1.05% in the first quarter of 2019, compared with 0.67% in the first quarter of 2018. This increase was due to an increase in the targeted fed funds rate as well as competitive pressure in our market footprint. An increase in average balances of interest-bearing deposits for the first quarter of 2019 of $74.2 million compared with the same period in 2018, also contributed to increased expense on deposits. We expect to see some upward movement in deposit rates in future periods, as overall interest rate increases continue in our market footprint due to competition for deposits.
Interest expense on borrowed funds of $1.7 million in the first quarter of 2019 was an increase of $0.6 million, or 50.2%, from $1.1 million in same period of 2018. Average borrowed funds for the first quarter of 2019 saw a $21.5 million increase compared with the same period in 2018. An increase in the level of borrowed funds, primarily due to the $18.3 million increase in the average level of long-term debt combined with a $3.2 million increase in the average level of short-term borrowings for the first quarter of 2019, compared to the same period in 2018, was enhanced by an increase in the weighted average rate on borrowed funds to 2.41% for the first quarter of 2019 compared with 1.73% for the first quarter of 2018. The increase in the weighted average rate was due to the interest rate on a portion of the Company’s borrowings being tied to short-term interest rate indexes, which allows them to reprice upward rapidly in an increasing interest rate environment.
Provision for Loan Losses
The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for probable losses in the loan portfolio. In assessing the adequacy of the ALLL, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience. When a determination is made by management to charge off a loan balance, such write-off is charged against the ALLL.
We recorded a provision for loan losses of $1.6 million in the first quarter of 2019, a decrease of $0.3 million, or 13.8%, from $1.9 million for the first quarter of 2018. The decrease was primarily due to lower loan growth during first quarter of 2019 compared to the same period last year. Net loans charged off in the first quarter of 2019 totaled $1.2 million, compared to $0.2 million net loans charged off in the first quarter of 2018. We determined an appropriate provision based on our evaluation of the adequacy of the ALLL in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believed that the ALLL was adequate based on the inherent risk in the portfolio as of March 31, 2019; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods.
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
Noninterest Income

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
(dollars in thousands)
Investment services and trust activities	$1,390	$1,239	$151	12.2%
Service charges and fees	1,442	1,571	(129)	(8.2)
Card revenue	998	966	32	3.3
Loan revenue	393	941	(548)	(58.2)
Bank-owned life insurance	392	433	(41)	(9.5)
Insurance commissions	420	401	19	4.7
Investment securities gains, net	17	9	8	88.9
Other	358	121	237	195.9
Total noninterest income	$5,410	$5,681	$(271)	(4.8)%
Noninterest income as a % of total revenue*	17.2%	17.8%
NM - Percentage change not considered meaningful.
* See the non-GAAP reconciliation at the beginning of this section for the reconciliation of this non-GAAP measure to its most directly comparable GAAP financial measures.
Total noninterest income for the first quarter of 2019 decreased $0.3 million, or 4.8%, to $5.4 million from $5.7 million in the first quarter of 2018. The greatest decrease was in loan revenue, which decrease was primarily due to a lower level of loans originated and sold on the secondary market in the first quarter of 2019 compared to the first quarter of 2018 as a result of the severe weather experienced in the Company’s market footprint during the quarter ended March 31, 2019. Service charges and fees decreased primarily due to a decrease in fees related to deposit accounts. These decreases were partially offset by an increase in other noninterest income, due primarily to increased dividends received on FHLB stock and derivative income. Other noninterest income represents primarily gains and losses on derivatives, and the mark-to-market and dividend income received from equity securities. Income from investment services and trust activities increased due to increased investment services activity.
Noninterest Expense

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
(dollars in thousands)
Compensation and employee benefits	$12,579	$12,371	$208	1.7%
Occupancy expense of premises, net	1,879	1,906	(27)	(1.4)
Equipment	1,371	1,383	(12)	(0.9)
Legal and professional	965	794	171	21.5
Data processing	845	688	157	22.8
Marketing	606	620	(14)	(2.3)
Amortization of intangibles	452	657	(205)	(31.2)
FDIC insurance	370	319	51	16.0
Communications	342	329	13	4.0
Foreclosed assets, net	58	(39)	97	NM
Other	1,150	1,200	(50)	(4.2)
Total noninterest expense	$20,617	$20,228	$389	1.9%
NM - Percentage change not considered meaningful.
Noninterest expense for the first quarter of 2019 was $20.6 million, an increase of $0.4 million, or 1.9%, from $20.2 million for the first quarter of 2018. Compensation and employee benefits increased for the first quarter of 2019 primarily due to normal annual salary and benefit cost adjustments. Legal and professional fees increased for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, mainly due to expenses paid of $0.1 million related to the merger with ATBancorp. Data processing fees also rose primarily due to increased technology expenses related to the Company’s increased focus on customer service technologies. Partially offsetting these increases was a decrease in amortization of intangibles, due to normal changes in the rate of expense realization.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 20.6% for the first quarter of 2019, which was higher than the effective tax rate of 20.3% for the first quarter of 2018. Income tax expense was $1.9 million in the first quarter of 2019 compared to $2.0 million for the same period of 2018. The primary reason for the decrease in income tax expense was a lower level of taxable income being realized in the first quarter of 2019 compared to the same period in 2018.

FINANCIAL CONDITION
Our total assets were $3.31 billion at March 31, 2019, an increase of $17.5 million, or 0.5%, from December 31, 2018. Loans held for investment, net of unearned income, were relatively unchanged at $2.41 billion at December 31, 2018, the same as at March 31, 2019, and debt securities increased $18.1 million, or 3.0%. These increases were partially offset by a decrease in cash and cash equivalents of $2.5 million, or 5.5%. Total deposits at March 31, 2019, were $2.68 billion, an increase of $71.9 million from December 31, 2018. The mix of deposits saw increases between December 31, 2018 and March 31, 2019 of $74.0 million, or 13.3%, in money market deposits, $12.9 million, or 1.9%, in interest-bearing checking deposits, and $6.9 million, or 0.9%, in certificates of deposit. These increases were partially offset by a decrease of $12.4 million, or 2.8%, in non-interest-bearing demand deposits, and a decrease of $9.4 million, or 4.5%, in savings deposits. Between December 31, 2018 and March 31, 2019, short-term borrowings declined $55.4 million, or 42.1%, while long-term debt decreased $6.3 million, or 3.7%, between the two dates. The overall decrease in borrowings was the result of deposit growth exceeding growth in the loan portfolio.
Debt Securities
Debt securities totaled $628.0 million at March 31, 2019, or 19.0% of total assets, an increase of $18.1 million, from $609.9 million, or 18.6% of total assets, as of December 31, 2018. A total of $433.0 million of the debt securities were classified as AFS at March 31, 2019, compared to $414.1 million at December 31, 2018. As of March 31, 2019, the portfolio consisted mainly of MBS and CMOs (40.5%), obligations of states and political subdivisions (38.1%), corporate debt securities (20.5%), and obligations of U.S. government agencies (0.9%). Debt securities HTM were $195.0 million at March 31, 2019, compared to $195.8 million at December 31, 2018.

Loans
The composition of loans, net of unearned income (before deducting the allowance for loan losses) was as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$96,766	4.0%	$96,956	4.1%
Commercial and industrial	535,878	22.3	533,188	22.2
Commercial real estate:
Construction and development	187,906	7.8	217,617	9.1
Farmland	86,648	3.6	88,807	3.7
Multifamily	161,067	6.7	134,741	5.6
Commercial real estate-other	843,817	35.1	826,163	34.4
Total commercial real estate	1,279,438	53.2	1,267,328	52.8
Residential real estate:
One- to four-family first liens	333,220	13.9	341,830	14.3
One- to four-family junior liens	121,793	5.1	120,049	5.0
Total residential real estate	455,013	19.0	461,879	19.3
Consumer	36,664	1.5	39,428	1.6
Total loans, net of unearned income	$2,403,759	100.0%	$2,398,779	100.0%
Loans held for investment, net of unearned income, (excluding loans held for sale) increased $5.0 million, or 0.2%, with a balance of $2.41 billion at December 31, 2018, the same as at March 31, 2019. The mix of loans saw increases between December 31, 2018 and March 31, 2019, primarily concentrated in multifamily, commercial real estate-other, and commercial and industrial. Decreases occurred primarily in construction and development, residential real estate, consumer, farmland, and agricultural. As of March 31, 2019, the largest category of loans was commercial real estate loans, comprising approximately 53% of the portfolio, of which 8% of total loans were construction and development, 7% of total loans were multifamily residential mortgages, and 4% of total loans were farmland. Commercial and industrial loans was the next largest category at 22% of total loans, followed by residential real estate loans at 19%, agricultural loans at 4%, and consumer loans at 2%. Included in these totals are $17.0 million, net of a discount of $0.8 million, or 0.7% of the total loan portfolio, in PCI loans.
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
Premises and Equipment
As of March 31, 2019, premises and equipment totaled $75.2 million, a decrease of $0.6 million, or 0.8%, from December 31, 2018. Additions from capital improvement projects were more than offset by the $1.1 million effective balance decrease due to depreciation.
Goodwill and Other Intangible Assets
Goodwill was $64.7 million at March 31, 2019 and December 31, 2018. Other intangible assets decreased $0.5 million, or 4.6%, to $9.4 million at March 31, 2019 compared to $9.9 million at December 31, 2018, due primarily to normal amortization. See Note 6. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Foreclosed Assets, Net
Foreclosed assets, net were $0.3 million at March 31, 2019 and $0.5 million at December 31, 2018, a decrease of $0.2 million, or 37.2%.
Deposits
Total deposits as of March 31, 2019 were $2.68 billion, an increase of $71.9 million, from December 31, 2018. Approximately 62.7% of our total deposits were considered “core” deposits as of March 31, 2019, compared to 64.5% at December 31, 2018. See Note 8. “Deposits” to our consolidated financial statements for additional information related to our deposits

Debt
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase declined $5.8 million, or 7.8%, to $68.7 million as of March 31, 2019, compared with $74.5 million as of December 31, 2018. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts. See Note 9. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our securities sold under agreements to repurchase.
Federal Home Loan Bank Advances - FHLB advances were $7.2 million as of March 31, 2019, compared with $56.9 million as of December 31, 2018, a decrease of $49.7 million. The principal function of these funds is to maintain short-term liquidity. The decline in FHLB advances was due to deposit balances growing more than loan balances. See Note 9. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB advances.
Federal Funds Purchased - Federal funds purchased were $0.1 million as of March 31, 2019, compared with none as of December 31, 2018, an increase of $0.1 million. The principal function of these funds is to maintain short-term liquidity. See Note 9. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our federal funds purchased.
Long-term Debt
Finance Lease Payable - The Company has one existing finance lease (previously referred to as a capital lease) for a branch location, with a present value liability balance of $1.3 million as of March 31, 2019, substantially unchanged from December 31, 2018. See Note 11. “Long-Term Debt” and Note 18. “Leases” to our consolidated financial statements for additional information related to our finance lease obligation.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $23.9 million as of March 31, 2019, substantially unchanged from December 31, 2018. See Note 10. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $131.0 million as of March 31, 2019, compared with $136.0 million as of December 31, 2018, a decrease of $5.0 million, or 3.7%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our FHLB borrowings.
Other long-term Debt - Other long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015, in connection with the payment of the merger consideration at the closing of the merger with Central Bancshares, Inc., of which $6.3 million was outstanding as of March 31, 2019. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our other long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at March 31, 2019 and December 31, 2018:

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
March 31, 2019
Agricultural	$—	$2,361	$2,321	$4,682
Commercial and industrial	—	493	7,726	8,219
Commercial real estate:
Construction and development	—	—	100	100
Farmland	—	—	3,587	3,587
Multifamily	—	—	—	—
Commercial real estate-other	—	1,201	4,939	6,140
Total commercial real estate	—	1,201	8,626	9,827
Residential real estate:
One- to four- family first liens	202	1,056	1,893	3,151
One- to four- family junior liens	6	50	521	577
Total residential real estate	208	1,106	2,414	3,728
Consumer	—	—	187	187
Total	$208	$5,161	$21,274	$26,643

(in thousands)	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
December 31, 2018
Agricultural	$—	$2,502	$1,622	$4,124
Commercial and industrial	—	492	9,218	9,710
Commercial real estate:
Construction and development	—	—	99	99
Farmland	—	—	2,751	2,751
Multifamily	—	—	—	—
Commercial real estate-other	—	1,227	4,558	5,785
Total commercial real estate	—	1,227	7,408	8,635
Residential real estate:
One- to four- family first liens	341	1,063	1,049	2,453
One- to four- family junior liens	24	—	465	489
Total residential real estate	365	1,063	1,514	2,942
Consumer	—	—	162	162
Total	$365	$5,284	$19,924	$25,573
Not included in the loans above as of March 31, 2019 and December 31, 2018, were PCI loans with an outstanding balance of $0.5 million and $0.3 million, respectively.
Our nonperforming assets (which include nonperforming loans and foreclosed assets, net) totaled $27.0 million as of March 31, 2019, an increase of $0.9 million, or 3.3%, from December 31, 2018. The balance of foreclosed assets, net, at March 31, 2019 was $0.3 million, down $0.2 million, from $0.5 million of foreclosed assets, net at December 31, 2018. During the first three months of 2019, the Company had a net decrease of 1 property in foreclosed assets, net. All of the foreclosed assets, net, property was acquired either through foreclosures or through settlement agreements, and we are actively working to sell all properties held as of March 31, 2019. Foreclosed assets, net, is carried at appraised value less estimated cost of disposal at the date of acquisition. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans increased from $25.6 million, or 1.07% of loans held for investment, net of unearned income, at December 31, 2018, to $26.6 million, or 1.11%, at March 31, 2019. At March 31, 2019, nonperforming loans consisted of $21.3 million in nonaccrual loans, $5.2 million in troubled debt restructures (“TDRs”) and $0.2 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $19.9 million, TDRs of $5.3 million, and loans past due 90 days or more and still accruing interest of $0.4 million at December 31, 2018. Nonaccrual loans increased $1.4 million between December 31, 2018, and March 31, 2019, primarily due to $5.5 million being added to nonaccrual status, partially offset by $2.1 million of payments, net charge-offs of $1.0 million, $0.8 million coming out of nonaccrual status, and $0.2 million transferred to foreclosed assets, net. The balance of TDRs decreased $0.1 million between these two dates, primarily due to payments on TDRs of $0.2 million, partially offset by $0.1 being added to TDR status. Loans 90 days or more past due and still accruing interest decreased $0.2 million between December 31, 2018, and March 31, 2019. Loans past due 30 to 89 days and still accruing interest (not included in the nonperforming loan totals) increased to $10.8 million at March 31, 2019, compared with $6.6 million at December 31, 2018. The Company had net loan charge-offs of $1.2 million in the three months ended March 31, 2019, or an annualized 0.01% of average loans outstanding, compared to net charge-offs of $0.2 million, or an annualized 0.04% of average loans outstanding, for the same period of 2018.
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
During the three months ended March 31, 2019, the Company restructured no loans by granting concessions to a borrower experiencing financial difficulties.
Allowance for Loan Losses
The ALLL is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies.
Our ALLL as of March 31, 2019 was $29.7 million, which was 1.23% of loans held for investment, net of unearned income, as of that date. This compares with an ALLL of $29.3 million as of December 31, 2018, which was 1.22% of loans held for investment, net of unearned income, as of that date. Gross charge-offs for the first three months of 2019 totaled $1.4 million, while there were $0.1 million in recoveries of previously charged-off loans. The increase in the ALLL was primarily due to loan growth (excluding loans held for sale) of $5.0 million for the three months ended March 31, 2019, combined with net charge-offs experienced during the period and the recognition of small impairments on several credit relationships. The ratio of annualized net loan charge offs to average loans for the first three months of 2019 was 0.21% compared to 0.26% for the year ended December 31, 2018. As of March 31, 2019, the ALLL was 111.3% of nonperforming loans compared with 114.6% as of December 31, 2018. Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2019, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate to maintain adequate reserves. There were no changes to our ALLL calculation methodology during the first three months of 2019. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We monitor the loan to value (“LTV”) ratio of all loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At March 31, 2019, there were 20 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 99 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 3 of these equity loans, and other financial institutions have the first lien on the remaining 96. Additionally, there were 168 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines. No additional allocation of the ALLL is made for loans that exceed internal and supervisory guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2019, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $363.8 million as of March 31, 2019, compared to $357.1 million as of December 31, 2018, an increase of $6.8 million, or 1.9%. This increase was primarily attributable to net income of $7.3 million for the first three months of 2019, and a $3.0 million increase in accumulated other comprehensive income due to market value adjustments on investment securities AFS. This increase was partially offset by the payment of $2.5 million in common stock dividends. In addition, there was a $0.8 million increase in treasury stock due to the repurchase of 49,216 shares of Company common stock at a cost of $1.3 million, partially offset by the issuance of 22,246 shares of Company common stock in connection with stock compensation plans during the first three months of 2019. The total shareholders’ equity to total assets ratio was 11.00% at March 31, 2019, up from 10.85% at December 31, 2018. The tangible equity to tangible assets ratio (a non-GAAP financial measure) was 8.97% at March 31, 2019, compared with 8.80% at December 31, 2018. Book value was $29.94 per share at March 31, 2019, an increase from $29.32 per share at December 31, 2018. Tangible book value per share (a non-GAAP financial measure) was $23.89 at March 31, 2019, an increase from $23.25 per share at December 31, 2018.
Our Tier 1 capital to risk-weighted assets ratio was 11.21% as of March 31, 2019 and was 11.18% as of December 31, 2018. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2019, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 14. “Regulatory Capital Requirements and Restrictions on Subsidiary Cash” to our consolidated financial statements for additional information related to our capital.
On February 15, 2019, 39,100 restricted stock units were granted to certain officers of the Company. Additionally, during the first three months of 2019, 24,550 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,304 shares were surrendered by grantees to satisfy tax requirements, and 90 nonvested restricted stock units were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $43.0 million as of March 31, 2019, compared with $45.5 million as of December 31, 2018. Interest-bearing deposits in banks at March 31, 2019, were $3.0 million, an increase of $1.3 million from $1.7 million at December 31, 2018. Debt securities classified as AFS, totaling $433.0 million and $414.1 million as of March 31, 2019 and December 31, 2018, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of March 31, 2019 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2018 and March 31, 2019 were deposits and FHLB borrowings. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can at times be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of March 31, 2019, we had $6.3 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our long-term debt. We also have $23.9 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings. See Note 10. “Junior Subordinated Notes Issued to Capital Trusts” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of March 31, 2019, outstanding commitments to extend credit totaled approximately $530.7 million.
Commitments under standby and performance letters of credit outstanding totaled $16.0 million as of March 31, 2019. We do not anticipate any losses as a result of these transactions, and expect to have sufficient liquidity to fulfill outstanding credit commitments and letters of credit.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At March 31, 2019, there were approximately $0.3 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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

•	fluctuations in the value of our investment securities;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, trade and tax laws and regulations and their application by our regulators;

•	the ability to attract and retain key executives and employees experienced in banking and financial services;

•	the sufficiency of the ALLL to absorb the amount of actual losses inherent in our existing loan portfolio;

•	our ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;

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

•
other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2018 and otherwise in our reports and filings with the Securities and Exchange Commission.

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
Net cash inflows from operating activities were $11.7 million in the three months of 2019, compared with $11.4 million in the first three months of 2018. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash outflows from investing activities were $20.6 million in the first three months of 2019, compared to net cash outflows of $46.0 million in the comparable three-month period of 2018. In the first three months of 2019, net cash outflows related to the net increase in loans were $6.4 million for the three months of 2019, compared with $40.1 million of net cash outflows for the same period of 2018. Investment securities transactions resulted in net cash outflows of $14.1 million, compared to outflows of $5.3 million during the same period of 2018.

Net cash inflows from financing activities in the first three months of 2019 were $6.5 million, compared with net cash inflows of $26.0 million for the same period of 2018. The largest financing cash inflows during the three months ended March 31, 2019 were an increase of $71.9 million in deposits. Uses of cash were highlighted by a decrease of $49.7 million in FHLB advances, a decrease of $5.8 million in securities sold under agreements to repurchase, a net decrease of $5.0 million in FHLB borrowings, and $2.5 million to pay dividends.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines and FHLB Advances
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Home Loan Bank Advances and Federal Funds Lines:
Routine liquidity requirements are met by fluctuations in the FHLB advances and federal funds positions of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased and secured FHLB advance lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. FHLB advances are subject to the same collateral requirements and borrowing limits as set term FHLB borrowing, discussed below. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines totaling $150.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2019, the Bank had municipal securities with an approximate market value of $12.8 million pledged for liquidity purposes, and had a borrowing capacity of $11.5 million.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of March 31, 2019, the Bank had $131.0 million in outstanding FHLB borrowings, leaving $149.1 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2019.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between March 31, 2019 and December 31, 2018. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
We use a third-party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical  changes  in  market interest  rates,  numerous  other  assumptions  are  made, such  as  prepayment  speeds  on  loans  and securities backed by mortgages, the  slope  of the Treasury yield-curve, the  rates  and volumes of our deposits, and the  rates  and volumes of our loans. There are two primary tools used to evaluate interest rate risk: net interest income simulation and EVE. In addition, interest rate gap is reviewed to monitor asset and liability repricing over various time periods.
Net Interest Income Simulation:
Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, which include varying the level of interest rates and the shape of the yield curve. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings, and events outside management’s control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing.
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2019
Dollar change	$(2,089)	$(1,345)	$(807)	$(2,042)
Percent change	(2.0)%	(1.3)%	(0.8)%	(1.9)%
December 31, 2018
Dollar change	$(529)	$(568)	$(1,840)	$(4,006)
Percent change	(0.5)%	(0.5)%	(1.7)%	(3.8)%
As of March 31, 2019, 39.4% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 41.8% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of new accounting standards related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2018. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2019	31,229	$25.86	31,229	$3,145,437
February 1 - 28, 2019	—	—	—	3,145,437
March 1 - 31, 2019	17,987	27.36	17,987	2,653,239
Total	49,216	$26.41	49,216	$2,653,239

On October 16, 2018, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of common stock through December 31, 2020. The new repurchase program replaces the Company’s prior repurchase program, pursuant to which the Company had repurchased 33,998 shares of common stock for approximately $1.1 million since the plan was announced in July 2016. The prior program had authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2018.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 9, 2019	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)