Form 10-Q
period 2019-06-30
MidWestOne Financial Group, Inc.
filed 2019-08-07
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 6, 2019, there were 16,217,329 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFS	Available for Sale	FHLB	Federal Home Loan Bank of Des Moines
ALLL	Allowance for Loan and Lease Losses	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNMA	Federal National Mortgage Association
ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	GAAP	U.S. Generally Accepted Accounting Principles
ATM	Automated Teller Machine	GNMA	Government National Mortgage Association
ATSB	American Trust & Savings Bank of Dubuque, Iowa	HTM	Held to Maturity
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013.	ICS	Insured Cash Sweep
BOLI	Bank Owned Life Insurance	LIBOR	The London Inter-bank Offered Rate is an interest-rate average calculated from estimates submitted by the leading banks in London.
CDARS	Certificate of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	OTTI	Other-Than-Temporary Impairment
CMOs	Collateralized Mortgage Obligations	PCD	Purchased Financial Assets With Credit Deterioration
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	ROU	Right-of-Use
ECL	Expected Credit Losses	RPA	Credit Risk Participation Agreement
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TDR	Troubled Debt Restructuring
FDIC	Federal Deposit Insurance Corporation

1

Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$72,801	$43,787
Interest earning deposits in banks	47,708	1,693
Total cash and cash equivalents	120,509	45,480
Debt securities available for sale at fair value	460,302	414,101
Held to maturity securities at amortized cost (fair value of $195,516 at June 30, 2019 and $192,564 at December 31, 2018)	193,173	195,822
Total securities held for investment	653,475	609,923
Loans held for sale	4,306	666
Gross loans held for investment	3,569,236	2,405,001
Unearned income, net	(32,733)	(6,222)
Loans held for investment, net of unearned income	3,536,503	2,398,779
Allowance for loan losses	(28,691)	(29,307)
Total loans held for investment, net	3,507,812	2,369,472
Premises and equipment, net	93,395	75,773
Goodwill	93,376	64,654
Other intangible assets, net	36,624	9,875
Foreclosed assets, net	4,922	535
Other assets	148,044	115,102
Total assets	$4,662,463	$3,291,480
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$647,078	$439,133
Interest bearing deposits	3,078,394	2,173,796
Total deposits	3,725,472	2,612,929
Short-term borrowings	153,829	131,422
Long-term debt	252,673	168,726
Other liabilities	42,138	21,336
Total liabilities	4,174,112	2,934,413
Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at June 30, 2019 and December 31, 2018	$—	$—
Common stock, $1.00 par value; authorized 30,000,000 shares at June 30, 2019 and December 31, 2018; issued 16,581,017 shares at June 30, 2019 and 12,463,48 December 31, 2018; outstanding 16,221,160 shares at June 30, 2019 and 12,180,015 shares at December 31, 2018	16,581	12,463
Additional paid-in capital	296,879	187,813
Retained earnings	181,984	168,951
Treasury stock at cost, 359,857 shares as of June 30, 2019 and 283,466 shares as of December 31, 2018	(8,716)	(6,499)
Accumulated other comprehensive income (loss)	1,623	(5,661)
Total shareholders' equity	488,351	357,067
Total liabilities and shareholders' equity	$4,662,463	$3,291,480
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest income
Loans, including fees	$40,053	$27,486	$69,088	$54,053
Taxable investment securities	3,289	2,790	6,216	5,538
Tax-exempt investment securities	1,424	1,528	2,830	3,057
Other	185	18	205	27
Total interest income	44,951	31,822	78,339	62,675
Interest expense
Deposits	7,743	4,009	13,438	7,545
Short-term borrowings	500	359	957	620
Long-term debt	1,876	1,024	3,136	1,906
Total interest expense	10,119	5,392	17,531	10,071
Net interest income	34,832	26,430	60,808	52,604
Provision for loan losses	696	1,250	2,290	3,100
Net interest income after provision for loan losses	34,136	25,180	58,518	49,504
Noninterest income
Investment services and trust activities	1,890	1,218	3,280	2,457
Service charges and fees	1,870	1,518	3,312	3,089
Card revenue	1,799	1,093	2,797	2,059
Loan revenue	648	906	1,041	1,847
Bank-owned life insurance	470	397	862	830
Insurance commissions	314	319	734	720
Investment securities gains (losses), net	32	(4)	49	5
Other	1,773	246	2,131	367
Total noninterest income	8,796	5,693	14,206	11,374
Noninterest expense
Compensation and employee benefits	16,409	12,225	28,988	24,596
Occupancy expense of premises, net	2,127	1,882	4,006	3,788
Equipment	1,914	1,408	3,285	2,791
Legal and professional	3,291	959	4,256	1,753
Data processing	1,008	691	1,853	1,379
Marketing	869	690	1,475	1,310
Amortization of intangibles	930	589	1,382	1,246
FDIC insurance	434	392	804	711
Communications	377	341	719	670
Foreclosed assets, net	84	145	142	106
Other	1,597	1,264	2,747	2,464
Total noninterest expense	29,040	20,586	49,657	40,814
Income before income tax expense	13,892	10,287	23,067	20,064
Income tax expense	3,218	2,131	5,108	4,115
Net income	$10,674	$8,156	$17,959	$15,949
Per common share information
Earnings - basic	$0.72	$0.67	$1.33	$1.31
Earnings - diluted	0.72	0.67	1.33	1.30
Dividends paid	0.2025	0.195	0.405	0.390
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands)	2019	2018	2019	2018
Net income	$10,674	$8,156	$17,959	$15,949

Other comprehensive income (loss), debt securities available for sale:
Unrealized holding gains (losses) arising during period	5,777	(1,628)	9,905	(6,416)
Reclassification adjustment for gains included in net income	(32)	—	(49)	(9)
Income tax (expense) benefit	(1,499)	425	(2,572)	1,677
Other comprehensive income (loss) on debt securities available for sale	4,246	(1,203)	7,284	(4,748)
Other comprehensive income (loss), net of tax	4,246	(1,203)	7,284	(4,748)
Comprehensive income	$14,920	$6,953	$25,243	$11,201
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2019
(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$—	$12,463	$187,813	$(6,499)	$168,951	$(5,661)	$357,067
Net income	—	—	—	—	7,285	—	7,285
Dividends paid on common stock ($0.2025 per share)	—	—	—	—	(2,465)	—	(2,465)
Release/lapse of restriction on RSUs (24,550 shares)	—	—	(570)	501	—	—	(69)
Repurchase of common stock (49,216 shares)	—	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	292	—	—	—	292
Other comprehensive income, net of tax	—	—	—	—	—	3,038	3,038
Balance at March 31, 2019	—	12,463	187,535	(7,297)	173,771	(2,623)	363,849
Net income	—	—	—	—	10,674	—	10,674
Issuance of common stock due to business combination (4,117,536 shares), net of expenses of $323	—	4,118	109,228	—	—	—	113,346
Dividends paid on common stock ($0.2025 per share)	—	—	—	—	(2,461)	—	(2,461)
Release/lapse of restriction on RSUs (8,260 shares)	—	—	(196)	177	—	—	(19)
Repurchase of common stock (56,985 shares)	—	—	—	(1,596)	—	—	(1,596)
Share-based compensation	—	—	312	—	—	—	312
Other comprehensive income, net of tax	—	—	—	—	—	4,246	4,246
Balance at June 30, 2019	$—	$16,581	$296,879	$(8,716)	$181,984	$1,623	$488,351

	For the Six Months Ended June 30, 2018
(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
Cumulative effect of changes in accounting principles(1)	—	—	—	—	57	(57)	—
Net income	—	—	—	—	7,793	—	7,793
Dividends paid on common stock ($0.195 per share)	—	—	—	—	(2,386)	—	(2,386)
Stock options exercised (9,700 shares)	—	—	(68)	204	—	—	136
Release/lapse of restriction on RSUs (22,200 shares)	—	—	(467)	387	—	—	(80)
Repurchase of common stock (33,998 shares)	—	—	—	(1,082)	—	—	(1,082)
Stock-based compensation	—	—	237	—	—	—	237
Other comprehensive loss, net of tax	—	—	—	—	—	(3,545)	(3,545)
Balance at March 31, 2018	—	12,463	187,188	(5,612)	153,542	(6,204)	341,377
Net income	—	—	—	—	8,156	—	8,156
Dividends paid on common stock ($0.195 per share)	—	—	—	—	(2,383)	—	(2,383)
Release/lapse of restriction on RSUs (6,325 shares)	—	—	(142)	138	—	—	(4)
Share-based compensation	—	—	258	—	—	—	258
Other comprehensive loss, net of tax	—	—	—	—	—	(1,203)	(1,203)
Balance at June 30, 2018	$—	$12,463	$187,304	$(5,474)	$159,315	$(7,407)	$346,201
(1) Reclassification due to adoption of ASU 2016-01, Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Financial Liabilities.
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$17,959	$15,949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,290	3,100
Depreciation of premises and equipment	2,254	2,057
Amortization of discount on long-term debt	51	48
Amortization of intangible assets	1,382	1,246
Amortization of net premiums on debt securities available for sale	336	492
Amortization of operating lease right-of-use assets	450	—
Loss on sale of premises and equipment	40	18
Deferred income taxes	(76)	(803)
Stock-based compensation	604	496
Net (gains) losses on equity securities	(82)	23
Net gain on sale or call of debt securities available for sale	(49)	(9)
Net loss on call of debt securities held to maturity	—	4
Net (gain) loss on sale of foreclosed assets, net	1	(50)
Net gain on sale of loans held for sale	(821)	(802)
Writedown of foreclosed assets	—	5
Origination of loans held for sale	(50,900)	(30,140)
Proceeds from sales of loans held for sale	49,429	30,270
Increase in cash surrender value of bank-owned life insurance	(862)	(830)
(Increase) decrease in other assets	1,116	(3,156)
Increase (decrease) in interest payable, accounts payable, accrued expenses, and other liabilities	(4,866)	3,441
Net cash provided by operating activities	18,256	21,359
Cash flows from investing activities:
Purchases of equity securities	(6)	(505)
Proceeds from sales of debt securities available for sale	125,414	496
Proceeds from maturities and calls of debt securities available for sale	49,699	30,942
Purchases of debt securities available for sale	(112,256)	(31,194)
Proceeds from maturities and calls of debt securities held to maturity	3,117	3,132
Purchase of debt securities held to maturity	—	(553)
Net increase in loans	(5,482)	(78,203)
Purchases of premises and equipment	(1,242)	(4,212)
Proceeds from sale of foreclosed assets	763	1,883
Proceeds of principal and earnings from bank-owned life insurance	—	452
Payments to acquire intangible assets	—	(125)
Proceeds from sale of intangible assets	99	—
Net cash acquired in business acquisition	37,054	—
Net cash provided by (used in) investing activities	97,160	(77,887)
Cash flows from financing activities:
Net increase (decrease) in deposits	33,449	(1,118)
Net increase (decrease) in FHLB advances	(19,200)	52,100
Increase (decrease) in federal funds purchased	427	(679)
Decrease in securities sold under agreements to repurchase	(19,581)	(21,183)
Proceeds from Federal Home Loan Bank borrowings	31,400	85,000
Repayment of Federal Home Loan Bank borrowings	(89,400)	(57,000)
Proceeds from stock options exercised	—	135
Taxes paid relating to net share settlement of equity awards	(88)	(84)
Proceeds from other long-term debt	35,000	—
Payments on other long-term debt	(4,250)	(2,500)
Dividends paid	(4,926)	(4,769)
Payment of stock issuance costs	(323)	—
Repurchase of common stock	(2,895)	(1,082)
Net cash provided by (used in) financing activities	(40,387)	48,820
Net increase (decrease) in cash and cash equivalents	75,029	(7,708)
Cash and cash equivalents at beginning of period	45,480	50,972
Cash and cash equivalents at end of period	$120,509	$43,264

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,493	$9,755
Cash paid during the period for income taxes	1,405	1,710
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$1,384	$504
Initial recognition of operating lease right of use asset	2,892	—
Initial recognition of operation lease liability	2,892	—
Transfer due to cumulative effective of change in accounting principles. See Note 2. “Effect of New Financial Accounting Standards” for additional information.	—	57

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Debt securities available for sale	$99,056	$—
Loans	1,137,880	—
Premises and equipment	19,213	—
Goodwill	28,722	—
Core deposit intangible	28,230	—
Bank-owned life insurance	18,759	—
Foreclosed assets	3,767	—
Other assets	17,657	—
Total noncash assets acquired	1,353,284	—

Liabilities assumed:
Deposits	1,079,094	—
Short-term borrowings	60,761	—
FHLB borrowings	82,771	—
Junior subordinated notes issued to capital trusts	17,557	—
Subordinated debentures	10,873	—
Other liabilities	25,613	—
Total liabilities assumed	$1,276,669	$—
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
The Company owns all of the common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa (the “Bank”). We operate primarily through MidWestOne Bank, our bank subsidiary.
On May 1, 2019, the Company acquired ATBancorp, a bank holding company and the parent company of ATSB, a commercial bank headquartered in Dubuque, Iowa, and ABTW, a commercial bank headquartered in Cuba City, Wisconsin. The primary reasons for the acquisition were to expand the Company’s business into new markets and grow the size of the Company’s business. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $116.0 million, and paid cash in the amount of $34.8 million. See Note 3. “Business Combinations” for additional information.
On June 30, 2019, the Company sold substantially all of the assets used by MidWestOne Insurance Services, Inc. to sell insurance products. The Company recognized a pre-tax gain of $1.1 million from the sale which was reported in ‘Other’ noninterest income on the Company’s consolidated statements of income. In 2018, MidWestOne Insurance Services accounted for $1.3 million and $1.1 million of the Company’s total noninterest income and expense, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with GAAP. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, filed with the SEC on March 8, 2019, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2018 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2019 and December 31, 2018, and the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2019 may not be indicative of results for the year ending December 31, 2019, or for any other period.
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

2.    Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The Company adopted this update on January 1, 2019, utilizing the cumulative effect approach, and also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize ROU assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROU assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and are now recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a ROU asset and a corresponding lease liability. See Note 19 “Leases” for more information. The Company also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Pending Adoption at June 30, 2019
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering CECL, which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current AFS security OTTI model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the PCD model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under the current model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the ALLL upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has selected a software vendor to assist with implementation. The team meets periodically to discuss the latest developments, ensure progress is being made, and keep current on evolving interpretations and industry practices related to ASU 2016-13. The Company’s preliminary evaluation indicates that the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact.

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

3.    Business Combinations
On May 1, 2019, the Company acquired ATBancorp and its wholly-owned banking subsidiaries ATSB and ABTW. The primary reasons for the acquisition were to expand the Company’s operations into new markets and grow the size of the Company’s business. At the effective time of the merger, each share of common stock of ATBancorp converted into (1) 117.55 shares of common stock of the Company, and (2) $992.51 in cash.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the May 1, 2019 acquisition date. Due to the proximity of the acquisition date to the reporting date, initial accounting for the merger consideration, assets acquired and liabilities assumed was incomplete as of June 30, 2019. Thus, such amounts recognized in the financial statements have been determined only provisionally. The application of the acquisition method of accounting resulted in the recognition of goodwill of $28.7 million and a core deposit intangible of $28.2 million. The goodwill represents the excess purchase price of the fair value of the net assets acquired. The goodwill is not deductible for income tax purposes.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	May 1, 2019
Merger consideration
Market value of common stock at $28.18 per share at May 1, 2019 (4,117,536 shares of common stock issued)	$116,032
Stock illiquidity discount due to restrictions	(2,363)
Cash paid	34,766
Total merger consideration		$148,435
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$71,820
Debt securities available for sale	99,056
Total loans held for investment, net	1,137,880
Premises and equipment	19,213
Core deposit intangible	28,230
Bank-owned life insurance	18,759
Other real estate owned	3,767
Other assets	17,657
Total assets acquired		1,396,382
Liabilities assumed
Deposits	$1,079,094
Short-term borrowings	60,761
FHLB borrowings	82,771
Junior subordinated notes issued to capital trusts	17,557
Subordinated debentures	10,873
Other liabilities	25,613
Total liabilities assumed		1,276,669
Fair value of net assets acquired		119,713
Goodwill		$28,722

See Note 7. “Goodwill and Intangible Assets,” for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period May 1, 2019 to June 30, 2019. Disclosure of the amount of ATBancorp’s revenue and net income (excluding integration costs) included in the Company’s consolidated statements of income is impracticable due to the integration of the operations and accounting for this acquisition.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and six months ended June 30, 2019 and 2018. This unaudited estimated pro forma financial information was calculated as if ATBancorp had been acquired as of January 1, 2018. This unaudited pro forma information combines the historical results of ATBancorp with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2019	2018	2019	2018
Total revenues (net interest income plus noninterest income)	$65,623	$49,394	$114,284	$99,186
Net income	$19,786	$8,794	$31,985	$18,680
Earnings per share - basic	$1.22	$0.54	$1.96	$1.14
Earnings per share - diluted	$1.22	$0.54	$1.96	$1.14

The following table shows the impact of the acquisition-related expenses related to the acquisition of ATBancorp for the periods indicated to the various components of noninterest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Noninterest Expense
Compensation and employee benefits	$1,020	$—	$1,030	$—
Legal and professional	1,826	—	1,952	—
Data processing	240	—	245	—
Other	48	—	74	—
Total impact of acquisition-related costs to noninterest expense	$3,134	$—	$3,301	$—

4.    Debt Securities
The amortized cost and fair value of debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of June 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$479	$—	$—	$479
State and political subdivisions	99,679	1,718	13	101,384
Mortgage-backed securities	24,760	307	22	25,045
Collateralized mortgage obligations	192,695	1,384	1,954	192,125
Corporate debt securities	140,493	1,021	245	141,269
Total debt securities	$458,106	$4,430	$2,234	$460,302

	As of December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$5,522	$—	$27	$5,495
State and political subdivisions	121,403	877	379	121,901
Mortgage-backed securities	51,625	100	1,072	50,653
Collateralized mortgage obligations	176,134	220	6,426	169,928
Corporate debt securities	67,077	64	1,017	66,124
Total debt securities	$421,761	$1,261	$8,921	$414,101

The amortized cost and fair value of HTM securities, with gross unrealized gains and losses, were as follows:

	As of June 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$129,862	$1,798	$130	$131,530
Mortgage-backed securities	10,671	192	8	10,855
Collateralized mortgage obligations	16,952	39	111	16,880
Corporate debt securities	35,688	670	107	36,251
Total debt securities	$193,173	$2,699	$356	$195,516

	As of December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$131,177	$314	$2,437	$129,054
Mortgage-backed securities	11,016	1	331	10,686
Collateralized mortgage obligations	18,527	—	669	17,858
Corporate debt securities	35,102	331	467	34,966
Total debt securities	$195,822	$646	$3,904	$192,564

Debt securities with a carrying value of $282.6 million and $197.2 million at June 30, 2019 and December 31, 2018, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
Certain debt securities AFS and HTM were temporarily impaired as of June 30, 2019 and December 31, 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to debt securities with gross unrealized losses as of June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of June 30, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	8	$1,254	$4	$2,515	$9	$3,769	$13
Mortgage-backed securities	8	1,217	4	3,588	18	4,805	22
Collateralized mortgage obligations	22	—	—	96,000	1,954	96,000	1,954
Corporate debt securities	11	29,784	174	17,751	71	47,535	245
Total	49	$32,255	$182	$119,854	$2,052	$152,109	$2,234

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$—	$—	$5,495	$27	$5,495	$27
State and political subdivisions	75	27,508	121	12,140	258	39,648	379
Mortgage-backed securities	24	1,893	15	44,882	1,057	46,775	1,072
Collateralized mortgage obligations	40	3,906	75	134,742	6,351	138,648	6,426
Corporate debt securities	11	—	—	58,040	1,017	58,040	1,017
Total	152	$33,307	$211	$255,299	$8,710	$288,606	$8,921

		As of June 30, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	42	$—	$—	$17,336	$130	$17,336	$130
Mortgage-backed securities	4	—	—	1,068	8	1,068	8
Collateralized mortgage obligations	4	—	—	9,703	111	9,703	111
Corporate debt securities	3	496	4	2,795	103	3,291	107
Total	53	$496	$4	$30,902	$352	$31,398	$356

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	223	$20,905	$130	$56,154	$2,307	$77,059	$2,437
Mortgage-backed securities	6	9,486	298	1,138	33	10,624	331
Collateralized mortgage obligations	8	—	—	17,849	669	17,849	669
Corporate debt securities	5	8,177	181	5,685	286	13,862	467
Total	242	$38,568	$609	$80,826	$3,295	$119,394	$3,904

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
At June 30, 2019, approximately 56% of the municipal bonds held by the Company were Iowa-based, and approximately 20% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were only temporarily impaired as of June 30, 2019 and December 31, 2018.
At June 30, 2019 and December 31, 2018, the Company’s MBS and CMOs portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the FHLMC, the FNMA, and the GNMA. The receipt of principal, at par, and interest on MBS is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its MBS and CMOs do not expose the Company to credit-related losses.
At June 30, 2019, all but two, and on December 31, 2018, all but one, of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the companies issuing the non-investment grade bonds and found the companies’ earnings and equity positions to be satisfactory and in line with industry norms. Therefore, we expect to receive all contractual payments. The internal evaluation of the non-investment grade bonds along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no OTTI in the corporate bond portfolio.
It is reasonably possible that the fair values of the Company’s debt securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of income.

The contractual maturity distribution of investment debt securities at June 30, 2019, is summarized as follows:

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,683	$5,714	$2,042	$2,051
Due after one year through five years	143,766	144,674	29,833	30,169
Due after five years through ten years	85,179	86,632	107,577	109,358
Due after ten years	6,023	6,112	26,098	26,203
Debt securities without a single maturity date	217,455	217,170	27,623	27,735
Total	$458,106	$460,302	$193,173	$195,516

MBS and CMOs are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not reflected in the maturity categories indicated above.
Realized gains and losses on sales and calls are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on debt securities due to sale or call, including impairment losses, for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Debt securities available for sale:
Gross realized gains	$79	$—	$105	$9
Gross realized losses	(45)	—	(54)	—
Net realized gains	$34	$—	$51	$9
Debt securities held to maturity:
Gross realized losses	(2)	(4)	(2)	(4)
Net realized gain (loss)	$(2)	$(4)	$(2)	$(4)
Total net realized gain (loss) on sale or call of debt securities	$32	$(4)	$49	$5

5.    Loans Receivable and the Allowance for Loan Losses
The composition of allowance for loan losses and loans by portfolio segment and impairment method are as follows:

	Recorded Investment in Loan Receivables and Allowance for Loan Losses
	As of June 30, 2019 and December 31, 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
June 30, 2019
Loans held for investment, net of unearned income
Individually evaluated for impairment	$5,477	$9,185	$7,342	$1,094	$21	$23,119
Collectively evaluated for impairment	147,014	856,773	1,798,849	595,196	99,149	3,496,981
Purchased credit impaired loans	—	65	12,318	4,020	—	16,403
Total	$152,491	$866,023	$1,818,509	$600,310	$99,170	$3,536,503
Allowance for loan losses:
Individually evaluated for impairment	$788	$2,123	$760	$238	$—	$3,909
Collectively evaluated for impairment	2,932	5,509	12,179	2,695	306	23,621
Purchased credit impaired loans	—	1	716	444	—	1,161
Total	$3,720	$7,633	$13,655	$3,377	$306	$28,691

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2018
Loans held for investment, net of unearned income
Individually evaluated for impairment	$4,090	$8,957	$7,957	$1,760	$24	$22,788
Collectively evaluated for impairment	92,866	524,182	1,246,589	455,941	39,404	2,358,982
Purchased credit impaired loans	—	49	12,782	4,178	—	17,009
Total	$96,956	$533,188	$1,267,328	$461,879	$39,428	$2,398,779
Allowance for loan losses:
Individually evaluated for impairment	$322	$2,159	$2,683	$120	$—	$5,284
Collectively evaluated for impairment	3,315	5,318	12,232	1,753	208	22,826
Purchased credit impaired loans	—	1	720	476	—	1,197
Total	$3,637	$7,478	$15,635	$2,349	$208	$29,307

As of June 30, 2019, the gross PCI loans included above were $16.9 million, with a discount of $0.5 million. As of December 31, 2018, the gross PCI loans included above were $17.9 million, with a discount of $0.9 million.
Loans with unpaid principal in the amount of $694.3 million and $444.6 million at June 30, 2019 and December 31, 2018, respectively, were pledged to the FHLB as collateral for borrowings.
The changes in the ALLL by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended June 30, 2019 and 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2019
Beginning balance	$3,691	$7,594	$14,798	$3,272	$297	$29,652
Charge-offs	(16)	(1,759)	(310)	(1)	(101)	(2,187)
Recoveries	2	100	257	8	163	530
Provision (negative provision)	43	1,698	(1,090)	98	(53)	696
Ending balance	$3,720	$7,633	$13,655	$3,377	$306	$28,691
2018
Beginning balance	$3,153	$8,362	$14,997	$2,877	$282	$29,671
Charge-offs	(268)	(3)	—	(3)	(17)	(291)
Recoveries	9	103	40	15	3	170
Provision (negative provision)	(238)	95	1,304	101	(12)	1,250
Ending balance	$2,656	$8,557	$16,341	$2,990	$256	$30,800

	Allowance for Loan Loss Activity
	For the Six Months Ended June 30, 2019 and 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(150)	(2,113)	(960)	(50)	(269)	(3,542)
Recoveries	9	148	265	17	197	636
Provision (negative provision)	224	2,120	(1,285)	1,061	170	2,290
Ending balance	$3,720	$7,633	$13,655	$3,377	$306	$28,691
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	(268)	(90)	(264)	(107)	(38)	(767)
Recoveries	15	182	116	77	18	408
Provision (negative provision)	119	(53)	2,852	150	32	3,100
Ending balance	$2,656	$8,557	$16,341	$2,990	$256	$30,800

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
Allowance for Loan and Lease Losses
The Company requires the maintenance of an adequate ALLL in order to cover estimated probable losses without eroding the Company’s capital base. Calculations are done at each quarter end, or more frequently if warranted, to analyze the collectability of loans and to ensure the adequacy of the allowance. In line with FDIC guidance, the ALLL calculation does not include consideration of loans held for sale or off-balance-sheet credit exposures (such as unfunded letters of credit). Determining the appropriate level for the ALLL relies on the informed judgment of management, and as such, is subject to inexactness. Given the inherently imprecise nature of calculating the necessary ALLL, the Company’s policy permits the actual ALLL to be between 20% above and 5% below the “indicated reserve.”
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
A loan modification is a change in an existing loan contract that has been agreed to by the borrower and the Bank, which may or may not be a TDR. All loans deemed TDR are considered impaired. A loan is considered a TDR when, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that would not otherwise be considered. Both financial distress on the part of the borrower and the Bank’s granting of a concession, which are detailed further below, must be present in order for the loan to be considered a TDR.
All of the following factors are indicators that the borrower is experiencing financial difficulties (one or more items may be present):

•	The borrower is currently in default on any of its debt.

•	The borrower has declared or is in the process of declaring bankruptcy.

•	There is significant doubt as to whether the borrower will continue to be a going concern.

•	Currently, the borrower has securities being held as collateral that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange.

•
Based on estimates and projections that only encompass the current business capabilities, the borrower forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity.

•
Absent the current modification, the borrower cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled borrower.

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
(dollars in thousands)
Troubled Debt Restructurings(1):
Commercial real estate:
Farmland
Extended maturity date	—	$—	$—	1	$86	$86
Residential real estate:
One- to four- family first liens
Extended maturity date	3	240	239	—	—	—
One- to four- family junior liens
Extended maturity date	1	$25	$25	—	$—	$—
Total	4	$265	$264	1	$86	$86

	Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings(1):
Commercial real estate:
Farmland
Extended maturity date	—	$—	$—	1	$86	$86
Residential real estate:
One- to four- family first liens
Extended maturity date	3	240	239	—	—	—
One- to four- family junior liens
Extended maturity date	2	76	76	—	—	—
Total	5	$316	$315	1	$86	$86

(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Commercial real estate:
Commercial real estate-other
Extended maturity date	—	$—	—	$—	—	$—	1	$2,657
Total	—	$—	—	$—	—	$—	1	$2,657

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
The Company may also consider other qualitative factors for additional ALLL allocations, including changes in the Company’s loan review process. Changes in the criteria used in this evaluation or the availability of new information could cause the ALLL to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require adjustments to the ALLL based on their judgments and estimates.
In addition to the qualitative factors identified above, the Bank applies a qualitative adjustment to each Watch and Substandard risk-rated portfolio segment.
The following tables set forth the risk category of loans by class of receivable and credit quality indicator based on the most recent analysis performed, as of June 30, 2019 and December 31, 2018:

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
June 30, 2019
Agricultural	$126,671	$15,796	$9,997	$27	$—	$152,491
Commercial and industrial	821,884	20,789	23,303	2	45	866,023
Commercial real estate:
Construction and development	270,581	1,027	1,541	—	—	273,149
Farmland	147,739	24,049	15,605	—	—	187,393
Multifamily	233,430	9,341	1,157	—	—	243,928
Commercial real estate-other	1,049,583	45,261	19,195	—	—	1,114,039
Total commercial real estate	1,701,333	79,678	37,498	—	—	1,818,509
Residential real estate:
One- to four- family first liens	412,477	4,148	6,744	256	—	423,625
One- to four- family junior liens	174,836	456	1,272	121	—	176,685
Total residential real estate	587,313	4,604	8,016	377	—	600,310
Consumer	98,949	—	199	22	—	99,170
Total	$3,336,150	$120,867	$79,013	$428	$45	$3,536,503

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
December 31, 2018
Agricultural	$74,126	$12,960	$9,870	$—	$—	$96,956
Commercial and industrial	499,042	13,583	20,559	4	—	533,188
Commercial real estate:
Construction and development	215,625	1,069	923	—	—	217,617
Farmland	72,924	4,818	11,065	—	—	88,807
Multifamily	133,310	1,431	—	—	—	134,741
Commercial real estate-other	766,702	38,275	21,186	—	—	826,163
Total commercial real estate	1,188,561	45,593	33,174	—	—	1,267,328
Residential real estate:
One- to four- family first liens	335,233	2,080	4,256	261	—	341,830
One- to four- family junior liens	118,146	426	1,477	—	—	120,049
Total residential real estate	453,379	2,506	5,733	261	—	461,879
Consumer	39,357	22	24	25	—	39,428
Total	$2,254,465	$74,664	$69,360	$290	$—	$2,398,779

Included within the special mention/watch, substandard, and doubtful categories at June 30, 2019 and December 31, 2018 are PCI loans totaling $8.5 million and $8.9 million, respectively.
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

The following table presents loans individually evaluated for impairment by class of receivable, as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$2,915	$3,435	$—	$1,999	$2,511	$—
Commercial and industrial	4,298	6,710	—	2,761	2,977	—
Commercial real estate:
Construction and development	—	—	—	84	84	—
Farmland	3,996	4,011	—	110	110	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,123	1,130	—	1,533	2,046	—
Total commercial real estate	5,119	5,141	—	1,727	2,240	—
Residential real estate:
One- to four- family first liens	497	497	—	617	644	—
One- to four- family junior liens	75	75	—	292	293	—
Total residential real estate	572	572	—	909	937	—
Consumer	21	21	—	24	24	—
Total	$12,925	$15,879	$—	$7,420	$8,689	$—
With an allowance recorded:
Agricultural	$2,562	$2,584	$788	$2,091	$2,097	$322
Commercial and industrial	4,887	6,672	2,123	6,196	8,550	2,159
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	172	175	57	2,123	2,123	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,051	2,571	703	4,107	4,365	2,021
Total commercial real estate	2,223	2,746	760	6,230	6,488	2,683
Residential real estate:
One- to four- family first liens	522	525	238	851	851	120
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	522	525	238	851	851	120
Consumer	—	—	—	—	—	—
Total	$10,194	$12,527	$3,909	$15,368	$17,986	$5,284
Total:
Agricultural	$5,477	$6,019	$788	$4,090	$4,608	$322
Commercial and industrial	9,185	13,382	2,123	8,957	11,527	2,159
Commercial real estate:
Construction and development	—	—	—	84	84	—
Farmland	4,168	4,186	57	2,233	2,233	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,174	3,701	703	5,640	6,411	2,021
Total commercial real estate	7,342	7,887	760	7,957	8,728	2,683
Residential real estate:
One- to four- family first liens	1,019	1,022	238	1,468	1,495	120
One- to four- family junior liens	75	75	—	292	293	—
Total residential real estate	1,094	1,097	238	1,760	1,788	120
Consumer	21	21	—	24	24	—
Total	$23,119	$28,406	$3,909	$22,788	$26,675	$5,284

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by class of receivable, during the stated periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$2,632	$47	$6,037	$296	$2,227	$12	$4,422	$363
Commercial and industrial	4,347	—	3,954	98	4,610	—	3,465	144
Commercial real estate:
Construction and development	—	—	84	—	—	—	84	—
Farmland	3,001	32	5,242	185	2,011	—	3,494	234
Multifamily	—	—	825	20	—	—	550	30
Commercial real estate-other	920	10	5,693	130	857	20	5,394	177
Total commercial real estate	3,921	42	11,844	335	2,868	20	9,522	441
Residential real estate:
One- to four- family first liens	497	—	2,438	20	332	—	1,757	11
One- to four- family junior liens	75	—	297	—	50	—	288	—
Total residential real estate	572	—	2,735	20	382	—	2,045	11
Consumer	21	—	—	—	14	—	—	—
Total	$11,493	$89	$24,570	$749	$10,101	$32	$19,454	$959
With an allowance recorded:
Agricultural	$2,363	$53	$1,622	$57	$2,279	$60	$1,610	$71
Commercial and industrial	4,271	—	7,797	53	4,042	—	7,457	37
Commercial real estate:
Construction and development	—	—	—	—	—	—	—	—
Farmland	86	5	2,107	26	57	5	1,405	54
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,044	10	4,360	—	1,931	12	4,586	—
Total commercial real estate	2,130	15	6,467	26	1,988	17	5,991	54
Residential real estate:
One- to four- family first liens	526	6	969	18	440	8	972	27
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	526	6	969	18	440	8	972	27
Consumer	—	—	—	—	—	—	—	—
Total	$9,290	$74	$16,855	$154	$8,749	$85	$16,030	$189
Total:
Agricultural	$4,995	$100	$7,659	$353	$4,506	$72	$6,032	$434
Commercial and industrial	8,618	—	11,751	151	8,652	—	10,922	181
Commercial real estate:
Construction and development	—	—	84	—	—	—	84	—
Farmland	3,087	37	7,349	211	2,068	5	4,899	288
Multifamily	—	—	825	20	—	—	550	30
Commercial real estate-other	2,964	20	10,053	130	2,788	32	9,980	177
Total commercial real estate	6,051	57	18,311	361	4,856	37	15,513	495
Residential real estate:
One- to four- family first liens	1,023	6	3,407	38	772	8	2,729	38
One- to four- family junior liens	75	—	297	—	50	—	288	—
Total residential real estate	1,098	6	3,704	38	822	8	3,017	38
Consumer	21	—	—	—	14	—	—	—
Total	$20,783	$163	$41,425	$903	$18,850	$117	$35,484	$1,148

The following table presents the contractual aging of the recorded investment in past due loans by class of receivable at June 30, 2019 and December 31, 2018:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
June 30, 2019
Agricultural	$900	$452	$1,056	$2,408	$150,083	$152,491
Commercial and industrial	2,905	2,636	4,235	9,776	856,247	866,023
Commercial real estate:
Construction and development	6,848	—	230	7,078	266,071	273,149
Farmland	53	375	5,004	5,432	181,961	187,393
Multifamily	—	—	—	—	243,928	243,928
Commercial real estate-other	950	1,632	3,018	5,600	1,108,439	1,114,039
Total commercial real estate	7,851	2,007	8,252	18,110	1,800,399	1,818,509
Residential real estate:
One- to four- family first liens	2,859	1,193	1,935	5,987	417,638	423,625
One- to four- family junior liens	321	251	314	886	175,799	176,685
Total residential real estate	3,180	1,444	2,249	6,873	593,437	600,310
Consumer	143	39	142	324	98,846	99,170
Total	$14,979	$6,578	$15,934	$37,491	$3,499,012	$3,536,503

Included in the totals above are the following purchased credit impaired loans	$—	$557	$145	$702	$15,701	$16,403

December 31, 2018
Agricultural	$97	$130	$248	$475	$96,481	$96,956
Commercial and industrial	2,467	9	4,475	6,951	526,237	533,188
Commercial real estate:
Construction and development	42	—	93	135	217,482	217,617
Farmland	44	—	529	573	88,234	88,807
Multifamily	—	—	—	—	134,741	134,741
Commercial real estate-other	436	2,655	1,327	4,418	821,745	826,163
Total commercial real estate	522	2,655	1,949	5,126	1,262,202	1,267,328
Residential real estate:
One- to four- family first liens	1,876	1,332	977	4,185	337,645	341,830
One- to four- family junior liens	406	114	474	994	119,055	120,049
Total residential real estate	2,282	1,446	1,451	5,179	456,700	461,879
Consumer	47	16	24	87	39,341	39,428
Total	$5,415	$4,256	$8,147	$17,818	$2,380,961	$2,398,779

Included in the totals above are the following purchased credit impaired loans	$295	$—	$—	$295	$16,714	$17,009

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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of receivable, excluding PCI loans, as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
Agricultural	$3,446	$—	$1,622	$—
Commercial and industrial	12,129	—	9,218	—
Commercial real estate:
Construction and development	230	—	99	—
Farmland	8,093	590	2,751	—
Multifamily	—	—	—	—
Commercial real estate-other	3,578	—	4,558	—
Total commercial real estate	11,901	590	7,408	—
Residential real estate:
One- to four- family first liens	2,816	319	1,049	341
One- to four- family junior liens	364	11	465	24
Total residential real estate	3,180	330	1,514	365
Consumer	219	27	162	—
Total	$30,875	$947	$19,924	$365

Not included in the loans above as of June 30, 2019 and December 31, 2018 were PCI loans with an outstanding balance of $0.4 million and $0.3 million, respectively.
As of June 30, 2019, the Company had no commitments to lend additional funds to borrowers who have a nonperforming loan.
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

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$3,672	$4,027	$3,840	$4,304
Accretion	(288)	(373)	(456)	(650)
Balance at end of period	$3,384	$3,654	$3,384	$3,654

6.    Derivatives, Hedging Activities and Balance Sheet Offsetting
The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of June 30, 2019 and December 31, 2018. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	As of June 30, 2019			As of December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$16,938	$—	$1,019	$8,927	$—	$223

Derivatives not designated as hedging instruments:
Interest rate swaps	$54,132	$1,629	$1,796	$13,830	$321	$359
Risk participation agreements (RPAs)	14,912	26	138	10,112	—	85
Total derivatives not designated as hedging instruments	$69,044	$1,655	$1,934	$23,942	$321	$444

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

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2019 and June 30, 2018:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(in thousands)	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value hedges are recorded	$—	$—	$(1)	$—	$(1)	$—	$(1)	$—

The effects of fair value hedging:
Gain (Loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	491	—	135	—	795	—	135	—
Derivative designated as hedging instruments	(491)	—	(136)	—	(796)	—	(136)	—

As of June 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$17,956	$1,016

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps -The Company enters into interest rate derivatives, including interest rate swaps with its customers, to allow them to hedge against the risk of rising interest rates by providing fixed rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties, with one designated as a central counterparty. The following table represents the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of June 30, 2019 and December 31, 2018.

June 30, 2019
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$27,066	$1,629	$—	$27,066	$—	$1,796

December 31, 2018
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$6,915	$321	$—	$6,915	$—	$359

Credit Risk Participation Agreements -The Company may periodically enter into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table represents the notional amounts and the gross fair values of RPAs purchased and sold outstanding as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
RPAs - protection sold	$4,814	$26	$—	$—	$—	$—
RPAs - protection purchased	10,097	—	138	10,112	—	85
Total RPAs	$14,911	$26	$138	$10,112	$—	$85
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the three and six months ended June 30, 2019 and June 30, 2018:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2019	2018	2019	2018
Interest rate swaps	Other income	$(108)	$(19)	$(130)	$(19)
RPAs	Other income	(107)	—	(124)	—
Total		$(215)	$(19)	$(254)	$(19)

Offsetting of Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Assets (Liabilities)
As of June 30, 2019
Asset Derivatives	$1,655	$—	$1,655	$—	$—	$1,655

Liability Derivatives	(2,953)	—	(2,953)	—	(2,930)	(23)

As of December 31, 2018
Asset Derivatives	$321	$—	$321	$—	$—	$321

Liability Derivatives	(667)	—	(667)	—	(530)	(137)

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
As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.0 million. As of June 30, 2019, the Company had minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $2.9 million of collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $3.0 million.
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining Contractual Maturity of the Agreements
June 30, 2019	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
	(in thousands)
Class of collateral pledged for repurchase agreements:
U.S. government agency and government-sponsored enterprise MBS and CMO	$115,702	$—	$—	$—	$115,702

Gross amount of recognized liabilities for repurchase agreements					$115,702
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayment of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $115.7 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

7.    Goodwill and Intangible Assets
The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit, trade name, and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill and the indefinite-lived trade name intangible are subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and indefinite-lived trade name intangible at the reporting unit level to determine potential impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable, by comparing the carrying value of the reporting unit with the fair value of the reporting unit. No impairment was recorded on either the goodwill or the trade name intangible assets during the six months ended June 30, 2019. The carrying amount of goodwill was $93.4 million at June 30, 2019 and $64.7 million at December 31, 2018. The increase of $28.7 million in goodwill was due to the ATBancorp merger. The company also recognized a core deposit intangible from the ATBancorp merger in the amount of $28.2 million and with a 10-year life.

The following table presents the changes in the carrying amount of intangibles (excluding goodwill), gross carrying amount, accumulated amortization, and net book value as of and for the six months ended June 30, 2019:

(in thousands)	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
June 30, 2019
Balance, beginning of period	$110	$1,973	$7,040	$556	$196	$9,875
Established through acquisition	—	28,230	—	—	—	28,230
Disposals	(99)	—	—	—	—	(99)
Current period amortization	(11)	(1,266)	—	(84)	(21)	(1,382)
Balance at end of period	$—	$28,937	$7,040	$472	$175	$36,624

Gross carrying amount	$1,320	$46,436	$7,040	$1,380	$455	$56,631
Accumulated amortization	(1,320)	(17,499)	—	(908)	(280)	(20,007)
Balance at end of period	$—	$28,937	$7,040	$472	$175	$36,624
Remaining weighted average useful life (years)		10		5	4

The following table provides the estimated future amortization expense of the core deposit intangible acquired in the ATBancorp acquisition for the remaining six months ending December 31, 2019 and the succeeding four years:

(in thousands)	Amount
Year ending December 31,
2019	1,568
2020	3,167
2021	3,167
2022	3,167
2023	3,167
8.    Other Assets
The components of the Company’s other assets were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Bank-owned life insurance	$80,610	$60,989
FHLB stock	16,379	14,678
Mortgage servicing rights	7,412	2,803
Federal & state taxes, deferred	5,751	8,273
Operating leases right-of-use asset	4,217	—
Equity securities	2,851	2,737
Assets held for sale	539	—
Federal & state taxes, current	—	2,361
Accounts receivable & other miscellaneous assets	30,285	23,261
	$148,044	$115,102

At June 30, 2019, the Company transferred a former Minnesota bank branch facility to assets held for sale. The value shown above reflects the building’s fair value less estimated selling costs.
During the six months ended June 30, 2019, BOLI increased due to the acquisition of ATBancorp by the Company. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value.
As of June 30, 2019, the Company owned $0.4 million of equity investments in banks and financial service-related companies, and $2.5 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the CRA. Both realized and unrealized net gains and losses on equity investments are required to be recognized in the statements of income. A breakdown between net realized and unrealized gains and losses is provided below. These net changes are included in the other line item in the noninterest income section of the consolidated statements of income.
The following table presents the net gains and losses on equity investments during the three and six months ended June 30, 2019 and 2018, disaggregated into realized and unrealized gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net gains (losses) recognized	$55	$(7)	$82	$(23)
Less: Net gains (losses) recognized due to sales	—	—	—	—
Unrealized gains (losses) on securities still held at the reporting date	$55	$(7)	$82	$(23)

The Bank is a member of the FHLB of Des Moines as well as the FHLB of Chicago, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. Because this security is not readily marketable and there are no available market values, this security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.
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
The Company has several lease agreements, such as for branch locations, which are considered operating leases and, upon the adoption of ASU 2016-01 on January 1, 2019, are now recognized on the Company’s consolidated balance sheets as a ROU asset and a corresponding lease liability.

9.    Deposits
The composition of the Company’s deposits as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
(in thousands)
Noninterest-bearing deposits	$647,078	$439,133
Interest checking deposits	762,530	683,894
Money market deposits	1,019,886	555,839
Savings deposits	356,328	210,416
Certificates of deposit under $250,000	678,752	532,395
Certificates of deposit of $250,000 or more	260,898	191,252
Total deposits	$3,725,472	$2,612,929

The Company had $7.3 million and $8.6 million in brokered time deposits through the CDARS program as of June 30, 2019 and December 31, 2018, respectively. Included in money market deposits at June 30, 2019 and December 31, 2018 were $20.7 million and $23.7 million, respectively, of brokered deposits in the ICS program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

10.    Short-term Borrowings
Short-term borrowings were as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Securities sold under agreements to repurchase	1.39%	$115,702	1.00%	$74,522
Federal Home Loan Bank advances	2.38	37,700	2.60	56,900
Federal funds purchased	3.10	427	—	—
Total	1.64%	$153,829	1.69%	$131,422

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
The Bank has a secured line of credit with the FHLB. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 5. “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
The Bank has unsecured federal funds lines totaling $150.0 million which involve multiple correspondent relationships. As of June 30, 2019, the balance outstanding was a $0.4 million overnight advance. As of December 31, 2018, there were no overnight advances.
At June 30, 2019 and December 31, 2018, the Company had no borrowings through the Federal Reserve Discount Window, while the borrowing capacity was $11.7 million as of June 30, 2019 and $11.4 million as of December 31, 2018. As of June 30, 2019 and December 31, 2018, the Bank had municipal securities pledged with a market value of $13.0 million and $12.7 million, respectively, to the Federal Reserve to secure potential borrowings.
On April 30, 2015, the Company entered into a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one-month LIBOR plus 2.00%. This line was renewed in May 2018, and matured on April 30, 2019, at which time it was not renewed. The Company had no balance outstanding under this agreement as of June 30, 2019.

On May 1, 2019, the Company entered into a $10.0 million unsecured line of credit with a correspondent bank, which supersedes the previous line of credit. Interest is payable at a rate of one-month LIBOR plus 1.75%. The line expires on April 30, 2020. The Company had no balance outstanding under this agreement as of June 30, 2019.

11.    Subordinated Debt
The Company has established five statutory business trusts under the laws of the state of Delaware: ATBancorp Statutory Trust I, ATBancorp Statutory Trust II, Central Bancshares Capital Trust II, Barron Investment Capital Trust I, and MidWestOne Statutory Trust II. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the respective trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (junior subordinated notes issued by the Company); and (iii) engaging in only those activities necessary or incidental thereto. For regulatory capital purposes, these trust securities qualify as a component of Tier 1 capital. All distributions are cumulative and paid in cash quarterly.
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2019 and December 31, 2018:

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				6/30/2019
June 30, 2019
ATBancorp Statutory Trust I (1)	$7,732	$6,803	Three-month LIBOR + 1.68%	4.09%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II (1)	12,372	10,778	Three-month LIBOR + 1.65%	4.06%	06/15/2037	06/15/2012
Central Bancshares Capital Trust II	7,217	6,756	Three-month LIBOR + 3.50%	5.91%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,713	Three-month LIBOR + 2.15%	4.49%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.00%	12/15/2037	12/15/2012
Total	$44,847	$41,514

	Face Value	Book Value	Interest Rate	Interest Rate at	Maturity Date	Callable Date
(in thousands)				12/31/2018
December 31, 2018
Central Bancshares Capital Trust II	$7,217	$6,730	Three-month LIBOR + 3.50%	6.29%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,694	Three-month LIBOR + 2.15%	4.97%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.38%	12/15/2037	12/15/2012
Total	$24,743	$23,888
(1) ATBancorp Statutory Trust I and ATBancorp Statutory Trust II were established by ATBancorp prior to the Company’s merger with ATBancorp, and the junior subordinated notes issued by ATBancorp were assumed by the Company.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption of the junior subordinated notes. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in the aggregate, constitutes a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the junior subordinated notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.8 million of subordinated debentures. These debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually on May 15th and September 15th. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. The debentures constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. Beginning on the fifth anniversary preceding the maturity date of each Debenture, we are required to begin amortizing the amount of the debentures that may be treated as Tier 2 capital. Specifically, we will lose Tier 2 treatment for 20% of the amount of the debentures in each of the final five years preceding maturity, such that during the final year, we will not be permitted to treat any portion of the Debentures as Tier 2 capital. At June 30, 2019, we were permitted to treat 60% of the debentures as Tier 2 capital.

12.    Long-Term Debt
Long-term debt was as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Weighted Average Cost	Balance	Weighted Average Cost	Balance
Finance lease payable	8.89%	$1,283	8.89%	$1,338
FHLB term borrowings	2.45	160,755	2.45	136,000
Other long-term debt	4.15	38,250	4.13	7,500
Total	2.82%	$200,288	2.60%	$144,838

The Company has one existing finance lease (previously referred to as a capital lease) for a branch location, with a present value liability balance of $1.3 million as of June 30, 2019. See Note 19. “Leases” to our consolidated financial statements for additional information related to our finance lease obligation.
The Company utilizes FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. As a member of the FHLB of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 35% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 5. “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest are payable quarterly, which began on September 30, 2015. As of June 30, 2019, $5.0 million of that note was outstanding.
On April 30, 2019, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. Payments of principal and interest are payable quarterly, which began on June 30, 2019. As of June 30, 2019, $34.1 million of that note was outstanding.

13.    Income Taxes
Income tax expense for the three and six months ended June 30, 2019 and 2018 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$2,917	21.0%	$2,160	21.0%	$4,844	21.0%	$4,213	21.0%
Tax-exempt interest	(472)	(3.4)	(501)	(4.9)	(940)	(4.1)	(991)	(4.9)
Bank-owned life insurance	(99)	(0.7)	(82)	(0.8)	(181)	(0.8)	(173)	(0.9)
State income taxes, net of federal income tax benefit	744	5.4	566	5.5	1,231	5.3	1,095	5.5
Non-deductible acquisition expenses	136	1.0	—	—	162	0.7	—	—
General business credits	(14)	(0.1)	7	0.1	(28)	(0.1)	(40)	(0.2)
Other	6	—	(19)	(0.2)	20	0.1	11	—
Total income tax expense	$3,218	23.2%	$2,131	20.7%	$5,108	22.1%	$4,115	20.5%

14.    Earnings per Share
Basic per share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.
The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Basic earnings per common share computation
Numerator:
Net income	$10,674	$8,156	$17,959	$15,949
Denominator:
Weighted average shares outstanding	14,893,854	12,218,240	13,536,646	12,220,453
Basic earnings per common share	$0.72	$0.67	$1.33	$1.31

Diluted earnings per common share computation
Numerator:
Net income	$10,674	$8,156	$17,959	$15,949
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	14,900,057	12,229,940	13,545,290	12,235,405
Diluted earnings per common share	$0.72	$0.67	$1.33	$1.30

15.    Regulatory Capital Requirements and Restrictions on Subsidiary Cash
The Company (on a consolidated basis) and the Bank are subject to the Basel III Rules and the Dodd-Frank Act. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion which are not publicly traded companies). As of June 30, 2019 the Bank was “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was fully phased in at 2.5% on January 1, 2019. At June 30, 2019, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 2.60%, while the Bank’s was 2.84%.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2019
Consolidated:
Total capital/risk based assets	$441,158	10.60%	$436,822	10.500%	N/A	N/A
Tier 1 capital/risk based assets	405,966	9.76	353,618	8.500	N/A	N/A
Common equity tier 1 capital/risk based assets	364,451	8.76	291,215	7.000	N/A	N/A
Tier 1 capital/adjusted average assets	405,966	8.98	180,846	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$449,975	10.84%	$435,946	10.500%	$415,187	10.00%
Tier 1 capital/risk based assets	421,284	10.15	352,909	8.500	332,150	8.00
Common equity tier 1 capital/risk based assets	421,284	10.15	290,631	7.000	269,871	6.50
Tier 1 capital/adjusted average assets	421,284	9.34	180,468	4.000	225,585	5.00
At December 31, 2018
Consolidated:
Total capital/risk based assets	$342,054	12.23%	$276,283	9.875%	N/A	N/A
Tier 1 capital/risk based assets	312,747	11.18	220,327	7.875	N/A	N/A
Common equity tier 1 capital/risk based assets	288,859	10.32	178,360	6.375	N/A	N/A
Tier 1 capital/adjusted average assets	312,747	9.73	128,531	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$333,074	11.94%	$275,468	9.875%	$278,955	10.00%
Tier 1 capital/risk based assets	303,767	10.89	219,677	7.875	223,164	8.00
Common equity tier 1 capital/risk based assets	303,767	10.89	177,833	6.375	181,320	6.50
Tier 1 capital/adjusted average assets	303,767	9.47	128,259	4.000	160,324	5.00
(1) The ratios for December 31, 2018 include a capital conservation buffer of 1.875%, and the ratios for June 30, 2019 include a capital conservation buffer of 2.5%.
The ability of the Company to pay dividends to its shareholders is dependent upon dividends paid by the Bank to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount of dividends it may pay. In addition, the Bank’s board of directors has adopted a capital policy requiring it to maintain a ratio of Tier 1 capital to total assets of at least 8% and a ratio of total capital to risk-based capital of at least 10%. Failure to maintain these ratios also could limit the ability of the Bank to pay dividends to the Company.
The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $1.9 million and $14.9 million as of June 30, 2019 and December 31, 2018, respectively.
16.    Commitments and Contingencies
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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at June 30, 2019 and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
(in thousands)
Commitments to extend credit	$590,923	$521,270
Commitments to sell loans	4,306	666
Standby letters of credit	14,432	16,709
Total	$609,661	$538,645

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
Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 68% of the loans are real estate loans and approximately 10% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 5. “Loans Receivable and the Allowance for Loan Losses”. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled $127.2 million and $46.4 million, respectively, as of June 30, 2019. The amount of investment securities issued by any one individual municipality did not exceed $5.0 million.

17.    Estimated Fair Value of Financial Instruments and Fair Value Measurements
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

•
Level 2 Inputs – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or utilize model-based techniques for which all significant assumptions are observable in the market.

•
Level 3 Inputs – Inputs to the valuation methodology are unobservable and significant to the fair value measurement, utilize model-based techniques for which significant assumptions are not observable in the market, or require significant management judgment or estimation, some of which may be internally developed.

For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Business and Significant Accounting Policies, and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements, to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily securities available for sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned.
The following tables present information on the assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of June 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$479	$—	$479	$—
State and political subdivisions	101,384	—	101,384	—
Mortgage-backed securities	25,045	—	25,045	—
Collateralized mortgage obligations	192,125	—	192,125	—
Corporate debt securities	141,269	—	141,269	—
Total available for sale debt securities	$460,302	$—	$460,302	$—
Equity securities	2,851	2,851	—	—
Interest rate swaps	1,629	—	1,629	—
RPAs	26	—	26	—
Total derivative assets	$1,655	$—	$1,655	$—

Liabilities:
Derivatives:
Interest rate swaps	$2,815	$—	$2,815	$—
RPAs	138	—	138	—
Total derivative liabilities	$2,953	$—	$2,953	$—

	Fair Value Measurements as of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$5,495	$—	$5,495	$—
State and political subdivisions	121,901	—	121,901	—
Mortgage-backed securities	50,653	—	50,653	—
Collateralized mortgage obligations	169,928	—	169,928	—
Corporate debt securities	66,124	—	66,124	—
Total debt securities available for sale	$414,101	$—	$414,101	$—
Equity securities	2,737	2,737	—	—
Interest rate swaps	321	—	321	—

Liabilities:
Derivatives:
Interest rate swaps	$582	$—	$582	$—
RPAs	85	—	85	—
Total derivative liabilities	$667	$—	$667	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three and six months ended June 30, 2019 or the year ended December 31, 2018.
Changes in the fair value of AFS debt securities are included in other comprehensive income, and changes in the fair value of equity securities are included in noninterest income.
The following tables present assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurements as of June 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of related allowance	$6,285	$—	$—	$6,285
Foreclosed assets, net	$4,922	$—	$—	$4,922

	Fair Value Measurements as of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of related allowance	$10,084	$—	$—	$10,084
Foreclosed assets, net	$535	$—	$—	$535

The following table presents the valuation technique and unobservable inputs for Level 3 assets measured at fair value as of the date indicated:

	June 30, 2019
(dollars in thousands)	Fair Value	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Impaired loans, net of related allowance	$6,285	Third party appraisal	Appraisal discount	NM *	-	NM *	NM *
Foreclosed assets, net	$4,922	Third party appraisal	Appraisal discount	NM *	-	NM *	NM *
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

The following tables summarize the carrying amount and estimated fair value of selected financial instruments as of the dated indicated:

	June 30, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,509	$120,509	$120,509	$—	$—
Equity securities	2,851	2,851	2,851	—	—
Debt securities available for sale	460,302	460,302	—	460,302	—
Debt securities held to maturity	193,173	195,516	—	195,516	—
Loans held for sale	4,306	4,393	—	4,393	—
Loans held for investment, net	3,507,812	3,512,372	—	—	3,512,372
Interest and dividends receivable	19,042	19,042	19,042	—	—
Federal Home Loan Bank stock	16,379	16,379	—	16,379	—
Derivative assets	1,655	1,655	—	1,655	—
Financial liabilities:
Noninterest bearing deposits	647,078	647,078	647,078	—	—
Interest bearing deposits	3,078,394	3,077,053	2,138,744	938,309	—
Short-term borrowings	153,829	153,829	153,829	—	—
Finance lease liability	1,283	1,283	—	1,283	—
Federal Home Loan Bank borrowings	160,755	161,904	—	161,904	—
Junior subordinated notes issued to capital trusts	41,514	39,576	—	39,576	—
Subordinated debentures	10,871	10,871	—	10,871	—
Other long-term debt	38,250	38,250	—	38,250	—
Derivative liabilities	2,953	2,953	—	2,953	—

	December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,480	$45,480	$45,480	$—	$—
Equity securities	2,737	2,737	2,737	—	—
Debt securities available for sale	414,101	414,101	—	414,101	—
Debt securities held to maturity	195,822	192,564	—	192,564	—
Loans held for sale	666	678	—	678	—
Loans held for investment, net	2,369,472	2,343,654	—	—	2,343,654
Interest and dividends receivable	14,736	14,736	14,736	—	—
Federal Home Loan Bank stock	14,678	14,678	—	14,678	—
Derivative assets	321	321	—	321	—
Financial liabilities:
Noninterest bearing deposits	439,133	439,133	439,133	—	—
Interest bearing deposits	2,173,796	2,166,518	1,450,149	716,369	—
Short-term borrowings	131,422	131,422	131,422	—	—
Capital lease liability	1,338	1,338	—	1,338	—
Federal Home Loan Bank borrowings	136,000	134,995	—	134,995	—
Junior subordinated notes issued to capital trusts	23,888	21,215	—	21,215	—
Other long-term debt	7,500	7,500	—	7,500	—
Derivative liabilities	667	667	—	667	—

18.    Revenue Recognition
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
Gains/Losses on Sales of Foreclosed Assets
Gain or loss from the sale of foreclosed assets occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed asset sales for the six months ended June 30, 2019 and June 30, 2018 were not financed by the Bank.
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.
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

19.    Leases
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
On May 1, 2019 the Company completed its merger with ATBancorp. In connection with the transaction, the Company obtained lease right-of-use assets totaling $1.6 million, which are included in the following disclosures.
The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated statements of condition.

(in thousands)		June 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$4,217
Finance lease right-of-use asset	Premises and equipment, net	685
Total right-of-use assets		$4,902

Lease Liabilities
Operating lease liability	Other liabilities	$4,249
Finance lease liability	Long-term debt	1,283
Total lease liabilities		$5,532

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
The following table presents the weighted-average remaining term and weighted-average discount rate for both operating and finance leases as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term
Operating leases	5.18 years
Finance lease	7.58 years
Weighted-average discount rate
Operating leases	2.84%
Finance lease	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2019	2019
Lease Costs
Operating lease cost	$257	$450
Variable lease cost	13	40
Short-term lease cost	—	—
Finance lease cost
Interest on lease liabilities (1)	28	57
Amortization of right-of-use assets	24	48
Net lease cost	$322	$595

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$455	$838
Operating cash flows from finance lease	41	83
Finance cash flows from finance lease	28	55

Right-of-use assets obtained in exchange for new operating lease liabilities	1,599	1,599
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
June 30, 2020	$228	$1,035
June 30, 2021	232	924
June 30, 2022	237	843
June 30, 2023	242	735
June 30, 2024	247	699
Thereafter	573	421
Total future minimum lease payments	$1,759	$4,657

Lease liability	1,283	4,249
Amounts representing interest	$476	$408

20.    Operating Segments
The Company’s activities are considered to be one reportable segment. The Company is engaged in the business of commercial and retail banking, and investment management with operations throughout central and eastern Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Denver, Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.

21.    Subsequent Events
On July 16, 2019, the board of directors of the Company declared a cash dividend of $0.2025 per share payable on September 16, 2019 to shareholders of record as of the close of business on September 2, 2019.
Pursuant to the Company’s share repurchase program approved on October 16, 2018, the Company purchased 8,731 shares of common stock subsequent to June 30, 2019 and through August 6, 2019 for a total cost of $0.3 million inclusive of transaction costs, leaving $0.8 million remaining available under the program.
The Company has evaluated events that have occurred subsequent to June 30, 2019 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank (the “Bank”). The Bank has locations in central and eastern Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its commercial and individual customers. The Trust and Investment Service departments of the Bank administer estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
On May 1, 2019, the Company acquired ATBancorp, a bank holding company and the parent company of ATSB, a commercial bank headquartered in Dubuque, Iowa, and ABTW, a commercial bank headquartered in Cuba City, Wisconsin, through the merger of ATBancorp with and into the Company. The primary reasons for the acquisition were to expand the Company’s operations into new markets and grow the size of the Company’s business.
We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large national banks in our market areas. Management has invested in infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market areas. We focus our efforts on core deposit generation, especially transaction accounts, and quality loan growth with an emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs.
Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our interest-earning assets, such as loans and securities, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by noninterest income and expense, the provision for loan losses and income tax expense. Significant external factors that impact our results of operations include general economic and competitive conditions, as well as changes in market interest rates, government policies, and actions of regulatory authorities.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be attained for any other period.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the stated changes in our operating results for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, unless otherwise noted. See Note 3. “Business Combinations” for more details regarding assets acquired and liabilities assumed.
For the quarter ended June 30, 2019, we earned net income of $10.7 million, which was an increase of $2.5 million from $8.2 million for the quarter ended June 30, 2018. The increase in net income was due primarily to an $8.4 million, or 31.8%, increase in net interest income, combined with a $3.1 million, or 54.5%, increase in noninterest income, partially offset by an $8.5 million, or 41.1%, increase in noninterest expense between the two comparable periods. Both basic and diluted earnings per common share for the second quarter of 2019 were $0.72, versus $0.67 for the second quarter of 2018. Our annualized return on average assets for the second quarter of 2019 was 1.01%, the same as in the second quarter of 2018. Our annualized return on average shareholders’ equity was 9.66% for the three months ended June 30, 2019 compared with 9.55% for the three months ended June 30, 2018. The annualized return on average tangible equity was 13.34% for the second quarter of 2019 compared with 12.91% for the same period in 2018.
The following table presents selected financial results and measures as of and for the quarters ended June 30, 2019 and 2018.

	As of and for the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2019	2018
Net Income	$10,674	$8,156
Average Assets	4,230,447	3,246,302
Average Shareholders’ Equity	443,114	342,712
Return on Average Assets*	1.01%	1.01%
Return on Average Shareholders’ Equity*	9.66	9.55
Return on Average Tangible Equity*(1)	13.34	12.91
Total Equity to Assets (end of period)	10.47	10.57
Tangible Equity to Tangible Assets (end of period)(1)	8.06	8.48
Book Value per Share	$30.11	$28.33
Tangible Book Value per Share(1)	22.56	22.22
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity, the ratio of our tangible equity to tangible assets, and tangible book value per share. We believe these financial measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally. These metrics focus on the core business of the Company by removing the effects of goodwill and other intangibles.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Three Months Ended June 30,
(dollars in thousands)	2019	2018
Net Income:
Net income	$10,674	$8,156
Plus: Intangible amortization, net of tax (1)	735	465
Adjusted net income	$11,409	$8,621
Average Tangible Equity:
Average total shareholders’ equity	$443,114	$342,712
Plus: Average deferred tax liability associated with intangibles	2,877	996
Less: Average intangibles, net of amortization	(102,919)	(75,780)
Average tangible equity	$343,072	$267,928
Return on Average Tangible Equity (annualized)	13.34%	12.91%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.

	As of June 30,
(dollars in thousands, except per share amounts)	2019	2018
Tangible Equity:
Total shareholders’ equity	$488,351	$346,201
Plus: Deferred tax liability associated with intangibles	7,676	924
Less: Intangible assets, net	(130,000)	(75,579)
Tangible equity	$366,027	$271,546
Tangible Assets:
Total assets	$4,662,463	$3,276,277
Plus: Deferred tax liability associated with intangibles	7,676	924
Less: Intangible assets, net	(130,000)	(75,579)
Tangible assets	$4,540,139	$3,201,622
Common shares outstanding	16,221,160	12,221,107
Tangible Book Value Per Share	$22.56	$22.22
Tangible Equity/Tangible Assets	8.06%	8.48%

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
Net interest income of $34.8 million for the second quarter of 2019 was up $8.4 million, or 31.8%, from $26.4 million for the second quarter of 2018. An increase in interest income of $13.1 million, or 41.3%, was partially offset by increased interest expense of $4.7 million, or 87.7%. Loan interest income increased $12.6 million, or 45.7%, to $40.1 million for the second quarter of 2019 compared to the second quarter of 2018, as a $845.9 million, or 36.2%, increase in average loan balances between the two periods was augmented by a 34 basis point increase in loan yield. Merger-related loan discount accretion saw an increase of $1.5 million to $2.2 million for the second quarter of 2019. Interest income from investment securities was $4.7 million for the second quarter of 2019, up $0.4 million from the second quarter of 2018.
Interest expense increased $4.7 million, or 87.7%, to $10.1 million for the second quarter of 2019, compared to $5.4 million for the same period in 2018, primarily due to an increase in the cost of interest-bearing deposits of 35 basis points and an increase in the average balance of $663.3 million between the two periods. Interest expense on borrowed funds was $2.4 million for the second quarter of 2019, up from $1.4 million for the second quarter of 2018, an increase of $1.0 million, or 71.8%. This increase resulted from an increase of 70 basis points in rate, combined with an increase in the average balance of borrowed funds to $352.7 million for the second quarter of 2019 compared to $277.0 million for the same period last year, an increase of $75.7 million, or 27.3%, between the comparative periods.
Our net interest margin for the second quarter of 2019, calculated on a fully tax-equivalent basis, was 3.68%, or 4 basis points higher than the net interest margin of 3.64% for the second quarter of 2018. The yield on loans increased 34 basis points and the tax equivalent yield on investment securities increased by 11 basis points, primarily due to the increasing interest rate environment, resulting in the yield on interest-earning assets for the second quarter of 2019 being 36 basis points higher compared to the second quarter of 2018. The cost of deposits increased 35 basis points, reflecting competitive market pressures, while the average cost of borrowings was higher by 70 basis points for the second quarter of 2019, compared to the second quarter of 2018, also reflecting the increasing interest rate environment.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the quarters ended June 30, 2019 and 2018, reported on a fully tax-equivalent basis assuming a 21% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
(dollars in thousands)
Average Interest-Earning Assets:
Loans (1)(2)	$3,183,138	$40,495	5.10%	$2,337,216	$27,744	4.76%
Investment securities:
Taxable investments	458,438	3,289	2.88	421,733	2,790	2.65
Tax exempt investments (2)	203,179	1,794	3.54	215,461	1,929	3.59
Total investment securities	661,617	5,083	3.08	637,194	4,719	2.97
Federal funds sold and interest-bearing balances	36,031	185	2.06	4,271	18	1.69
Total interest-earning assets	$3,880,786	$45,763	4.73%	$2,978,681	$32,481	4.37%

Other assets	349,661			267,621
Total assets	$4,230,447			$3,246,302

Average Interest-Bearing Liabilities:
Interest-bearing checking deposits	$731,973	$1,021	0.56%	$666,039	$618	0.37%
Money market deposits	880,973	2,491	1.13	549,023	673	0.49
Savings deposits	328,694	182	0.22	216,580	63	0.12
Certificates of deposit	874,619	4,049	1.86	721,293	2,655	1.48
Total deposits	2,816,259	7,743	1.10	2,152,935	4,009	0.75
Short-term borrowings	123,586	500	1.62	109,752	359	1.30
Long-term debt	229,152	1,876	3.28	167,288	1,024	2.46
Total borrowed funds	352,738	2,376	2.70	277,040	1,383	2.00
Total interest-bearing liabilities	$3,168,997	$10,119	1.28%	$2,429,975	$5,392	0.89%

Net interest spread(3)			3.45%			3.48%

Demand deposits	574,720			454,659
Other liabilities	43,616			18,956
Shareholders’ equity	443,114			342,712
Total liabilities and shareholders’ equity	$4,230,447			$3,246,302

Interest income/earning assets (2)	$3,880,786	$45,763	4.73%	$2,978,681	$32,481	4.37%
Interest expense/earning assets	$3,880,786	$10,119	1.05%	$2,978,681	$5,392	0.73%
Net interest margin (2)(4)		$35,644	3.68%		$27,089	3.64%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$442			$258
Securities		370			401
Total tax equivalent adjustment		812			659
Net Interest Income		$34,832			$26,430

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loans fees was $(128) thousand and $(99) thousand for the three months ended June 30, 2019 and June 30, 2018, respectively. Accretion of unearned purchase discounts was $2.2 million and $783 thousand for the three months ended June 30, 2019, and June 30, 2018, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(3)	Tax equivalent.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the three months ended June 30, 2019, compared to the same period in 2018, reported on a fully tax-equivalent basis assuming a 21% federal tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30,
	2019 Compared to 2018 Change due to
	Volume	Rate/Yield	Net
(in thousands)
Increase (decrease) in interest income:
Loans, tax equivalent	$10,649	$2,102	$12,751
Investment securities:
Taxable investments	250	249	499
Tax exempt investments	(108)	(27)	(135)
Total investment securities	142	222	364
Federal funds sold and interest-bearing balances	162	5	167
Change in interest income	10,953	2,329	13,282
Increase (decrease) in interest expense:
Interest-bearing checking deposits	65	338	403
Money market deposits	575	1,243	1,818
Savings deposits	46	73	119
Certificates of deposit	631	763	1,394
Total deposits	1,317	2,417	3,734
Short-term borrowings	48	93	141
Long-term debt	448	404	852
Total borrowed funds	496	497	993
Change in interest expense	1,813	2,914	4,727
Increase (decrease) in net interest income	$9,140	$(585)	$8,555
Percentage change in net interest income over prior period			31.6%
Interest income on loans on a tax-equivalent basis in the second quarter of 2019 increased $12.8 million, or 46.0%, compared with the same period in 2018. This increase includes the effect of the merger-related discount accretion of $2.2 million on loans for the second quarter of 2019 compared to $0.8 million of merger-related discount accretion for the second quarter of 2018. Average loans were $845.9 million, or 36.2%, higher in the second quarter of 2019 compared with the second quarter of 2018, primarily resulting from the acquisition of ATBancorp. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was due primarily to the increase in average balance of loans between the second quarter of 2019 and the comparative period in 2018, augmented by an increase in the average yield on loans from 4.76% in the second quarter of 2018 to 5.10% in the second quarter of 2019. Despite the increase in overall interest rates, we expect the yield on new and renewing loans to remain relatively flat for the remainder of 2019 in the markets we serve due to competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $5.1 million in the second quarter of 2019 compared with $4.7 million for the same period of 2018. The tax-equivalent yield on our investment portfolio in the second quarter of 2019 increased to 3.08% from 2.97% in the comparable period of 2018. The average balance of investment securities in the second quarter of 2019 was $661.6 million compared with $637.2 million in the second quarter of 2018, an increase of $24.4 million, or 3.8%.
Interest expense on deposits increased $3.7 million, or 93.1%, to $7.7 million in the second quarter of 2019 compared with $4.0 million in the same period of 2018. The increased interest expense on deposits was primarily due to an increase of 35 basis points in the weighted average rate paid on interest-bearing deposits to 1.10% in the second quarter of 2019, compared with 0.75% in the second quarter of 2018. An increase in average balances of interest-bearing deposits for the second quarter of 2019 of $663.3 million compared with the same period in 2018 also contributed to increased expense on deposits.

Interest expense on borrowed funds of $2.4 million in the second quarter of 2019 was an increase of $1.0 million, or 71.8%, from $1.4 million in same period of 2018. Average borrowed funds for the second quarter of 2019 saw a $75.7 million increase compared with the same period in 2018. An increase in the level of borrowed funds, primarily due to the $61.9 million increase in the average volume of long-term debt combined with a $13.8 million increase in the average volume of short-term borrowings for the second quarter of 2019, compared to the same period in 2018, was enhanced by an increase in the weighted average rate on borrowed funds to 2.70% for the second quarter of 2019 compared with 2.00% for the second quarter of 2018. The increase in the weighted average rate was due to the interest rate on a portion of the Company’s borrowings being tied to short-term interest rate indexes, which allows them to reprice upward rapidly in an increasing interest rate environment.
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
We recorded a provision for loan losses of $0.7 million in the second quarter of 2019, a decrease of $0.6 million, or 44.3%, from $1.3 million for the second quarter of 2018. The decrease was primarily due to lower organic loan growth during the second quarter of 2019 compared to the same period last year. Net loans charged off in the second quarter of 2019 totaled $1.7 million, compared to $0.1 million of net loans charged off in the second quarter of 2018. We determined an appropriate provision based on our evaluation of the adequacy of the ALLL in relationship to a continuing review of problem loans, current economic conditions, actual loss experience and industry trends. We believed that the ALLL was adequate based on the inherent risk in the portfolio as of June 30, 2019; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods.
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
Noninterest Income
The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
(dollars in thousands)
Investment services and trust activities	$1,890	$1,218	$672	55.2%
Service charges and fees	1,870	1,518	352	23.2
Card revenue	1,799	1,093	706	64.6
Loan revenue	648	906	(258)	(28.5)
Bank-owned life insurance	470	397	73	18.4
Insurance commissions	314	319	(5)	(1.6)
Investment securities gains (losses), net	32	(4)	36	NM
Other	1,773	246	1,527	620.7
Total noninterest income	$8,796	$5,693	$3,103	54.5%
NM - Percentage change not considered meaningful.
Total noninterest income for the second quarter of 2019 increased $3.1 million, or 54.5%, to $8.8 million from $5.7 million in the second quarter of 2018. The increase was due primarily to additional fee income (investment services and trust activities, service charges and fees, and card revenue) earned as a result of the acquisition. Further, other noninterest income reflected a gain of $1.1 million from the sale of assets of MidWestOne Insurance Services, Inc., completed in the second quarter of 2019. Partially offsetting these increases, loan revenue included a $0.5 million negative valuation adjustment to the Company’s mortgage servicing rights.

Noninterest Expense
The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
(dollars in thousands)
Compensation and employee benefits	$16,409	$12,225	$4,184	34.2%
Occupancy expense of premises, net	2,127	1,882	245	13.0
Equipment	1,914	1,408	506	35.9
Legal and professional	3,291	959	2,332	243.2
Data processing	1,008	691	317	45.9
Marketing	869	690	179	25.9
Amortization of intangibles	930	589	341	57.9
FDIC insurance	434	392	42	10.7
Communications	377	341	36	10.6
Foreclosed assets, net	84	145	(61)	(42.1)
Other	1,597	1,264	333	26.3
Total noninterest expense	$29,040	$20,586	$8,454	41.1%
Noninterest expense for the second quarter of 2019 was $29.0 million, an increase of $8.5 million, or 41.1%, from $20.6 million for the second quarter of 2018. Compensation and employee benefits increased for the second quarter of 2019 compared to the second quarter of 2018, with the increase including $1.0 million of merger-related expenses. Legal and professional fees increased for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, mainly due to expenses paid of $1.8 million related to the merger with ATBancorp. Data processing fees also rose primarily due to $0.2 million of merger-related expenses.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 23.2% for the second quarter of 2019, which was higher than the effective tax rate of 20.7% for the second quarter of 2018. Income tax expense was $3.2 million in the second quarter of 2019 compared to $2.1 million for the same period of 2018. The primary reason for the increase in income tax expense was a higher level of taxable income being realized in the second quarter of 2019 compared to the same period in 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and June 30, 2018
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the stated changes in our operating results for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, unless otherwise noted. See Note 3. “Business Combinations” for more details regarding assets acquired and liabilities assumed.
For the six months ended June 30, 2019, we earned net income of $18.0 million, compared with $15.9 million for the six months ended June 30, 2018, an increase of 12.6%. The increase in net income was due primarily to an $8.2 million, or 15.6%, increase in net interest income, combined with a $2.8 million, or 24.9%, increase in noninterest income, partially offset by an $8.8 million, or 21.7%, increase in noninterest expense between the two comparable periods. Both basic and diluted earnings per common share for the six months ended June 30, 2019 were $1.33, versus $1.31 for basic earnings per share and $1.30 diluted earnings per share for the six months ended June 30, 2018. Our annualized return on average assets for the first six months of 2019 was 0.96% compared with 1.00% for the same period in 2018. Our annualized return on average shareholders’ equity was 9.02% for the six months ended June 30, 2019 versus 9.41% for the six months ended June 30, 2018. The annualized return on average tangible equity was 12.21% for the first six months of 2019 compared with 12.81% for the same period in 2018.

The following table presents selected financial results and measures as of and for the six months ended June 30, 2019 and 2018.

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2019	2018
Net Income	$17,959	$15,949
Average Assets	3,767,729	3,231,320
Average Shareholders’ Equity	401,490	341,636
Return on Average Assets*	0.96%	1.00%
Return on Average Shareholders’ Equity*	9.02	9.41
Return on Average Tangible Equity*(1)	12.21	12.81
Total Equity to Assets (end of period)	10.47	10.57
Tangible Equity to Tangible Assets (end of period)(1)	8.06	8.48
Book Value per Share	$30.11	$28.33
Tangible Book Value per Share(1)	22.56	22.22
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We have traditionally disclosed certain non-GAAP ratios, including our return on average tangible equity, the ratio of our tangible equity to tangible assets, and tangible book value per share. We believe these financial measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally. These metrics focus on the core business of the Company by removing the effects of goodwill and other intangibles.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents.

	For the Six Months Ended June 30,
(dollars in thousands)	2019	2018
Net Income:
Net income	$17,959	$15,949
Plus: Intangible amortization, net of tax (1)	1,092	984
Adjusted net income	$19,051	$16,933
Average Tangible Equity:
Average total shareholders’ equity	$401,490	$341,636
Less: Average intangibles, net of amortization	(88,633)	(76,065)
Plus: Average deferred tax liability associated with intangibles	1,745	1,074
Average tangible equity	$314,602	$266,645
Return on Average Tangible Equity (annualized)	12.21%	12.81%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.

	As of June 30,
(dollars in thousands, except per share amounts)	2019	2018
Tangible Equity:
Total shareholders’ equity	$488,351	$346,201
Plus: Deferred tax liability associated with intangibles	7,676	924
Less: Intangible assets, net	(130,000)	(75,579)
Tangible equity	$366,027	$271,546
Tangible Assets:
Total assets	$4,662,463	$3,276,277
Plus: Deferred tax liability associated with intangibles	7,676	924
Less: Intangible assets, net	(130,000)	(75,579)
Tangible assets	$4,540,139	$3,201,622
Common shares outstanding	16,221,160	12,221,107
Tangible Book Value Per Share	$22.56	$22.22
Tangible Equity/Tangible Assets	8.06%	8.48%

Net Interest Income
Our net interest income for the six months ended June 30, 2019, was $60.8 million, up $8.2 million, or 15.6%, from $52.6 million for the six months ended June 30, 2018. Interest income saw an increase of $15.7 million, or 25.0%. Loan interest income increased $15.0 million, or 27.8%, to $69.1 million for the first six months of 2019 compared to the first six months of 2018, primarily due to a $477.3 million, or 20.6%, increase in the average balance of loans between the two periods. Loan interest income also included the effect of an increase in the discount accretion related to the merger to $2.8 million for the six months ended June 30, 2019, compared to $1.7 million for the six months ended June 30, 2018. Interest income on investment securities rose $0.5 million, or 5.2%, to $9.0 million for the first six months of 2019 compared to the first six months of 2018 primarily due to an 11 basis point increase in the average yield between the comparative periods. These income increases were partially offset by an increase of $7.5 million, or 74.1%, in interest expense, to $17.5 million for the six months ended June 30, 2019, compared to $10.1 million for the first six months of 2018. Interest expense on deposits increased $5.9 million, or 78.1%, to $13.4 million for the six months ended June 30, 2019 compared to $7.5 million for the six months ended June 30, 2018, as the average rate for deposits increased 37 basis points, and the average balance of interest-bearing deposits increased $369.8 million, or 17.3%, between the two periods. Interest expense related to borrowings rose $1.6 million, or 62.0%, between the two periods, primarily due to a 70 basis point increase in the average rate for the first six months of 2019 compared to the same period of 2018.
The Company posted a net interest margin, calculated on a fully tax-equivalent basis, of 3.63% for the first six months of 2019, down 3 basis points from the net interest margin of 3.66% for the same period in 2018. For the first six months of 2019 compared with 2018, the tax equivalent loan yield increased 29 basis points, with an increase in the average balance of loans of $477.3 million, or 20.6%. This was coupled with an 11 basis point tax equivalent yield increase on a slightly higher level of average balance of investment securities, resulting in an overall 30 basis point increase in the yield on earning assets. On the liability side of the balance sheet, a 37 basis point increase in the cost of deposits was due primarily to the merger and an increasing interest rate environment. This, combined with an increase in the cost of borrowed funds of 70 basis points, were the primary factors in a 41 basis point increase in the cost of interest-bearing liabilities for the first six months of 2019 compared to the same period of 2018.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and interest rates for the six months ended June 30, 2019 and 2018, reported on a fully tax-equivalent basis assuming a 21% tax rate. Dividing annualized income or expense by the average balances of assets or liabilities results in average yields or costs. Average information is provided on a daily average basis.

	Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Average Interest-Earning Assets:
Loans (1)(2)	$2,798,526	$69,803	5.03%	$2,321,189	$54,552	4.74%
Investment securities:
Taxable investments	436,832	6,216	2.87	422,856	5,538	2.64
Tax exempt investments (2)	202,606	3,566	3.55	216,022	3,859	3.60
Total investment securities	639,438	9,782	3.08	638,878	9,397	2.97
Federal funds sold and interest-bearing balances	19,633	205	2.11	3,351	27	1.62
Total interest-earning assets	$3,457,597	$79,790	4.65%	$2,963,418	$63,976	4.35%

Other assets	310,132			267,902
Total assets	$3,767,729			$3,231,320

Average Interest-Bearing Liabilities:
Interest-bearing checking deposits	$698,654	$1,931	0.56%	$667,326	$1,210	0.37%
Money market deposits	$746,339	$3,825	1.03%	$538,810	$1,166	0.44%
Savings deposits	$267,068	$240	0.18%	$216,407	$126	0.12%
Certificates of deposit	800,109	7,442	1.88	719,811	5,043	1.41
Total deposits	2,512,170	13,438	1.08	2,142,354	7,545	0.71
Short-term borrowings	116,795	957	1.65	108,257	620	1.14
Long-term debt	204,471	3,136	3.09	164,262	1,906	2.35
Total borrowed funds	321,266	4,093	2.57	272,519	2,526	1.87
Total interest-bearing liabilities	$2,833,436	$17,531	1.25%	$2,414,873	$10,071	0.84%

Net interest spread(3)			3.40%			3.51%

Demand deposits	498,733			455,825
Other liabilities	34,070			18,986
Shareholders’ equity	401,490			341,636
Total liabilities and shareholders’ equity	$3,767,729			$3,231,320

Interest income/earning assets (2)	$3,457,597	$79,790	4.65%	$2,963,418	$63,976	4.35%
Interest expense/earning assets	$3,457,597	$17,531	1.02%	$2,963,418	$10,071	0.69%
Net interest margin (2)(4)		$62,259	3.63%		$53,905	3.66%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$715			$499
Securities		736			802
Total tax equivalent adjustment		1,451			1,301
Net Interest Income		$60,808			$52,604

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans fees and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loans fees was $(278) thousand and $(212) thousand for the six months ended June 30, 2019 and June 30, 2018, respectively. Accretion of unearned purchase discounts was $2.8 million and $1.7 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(3)	Tax equivalent.
(4)	Net interest margin is tax-equivalent net interest income as a percentage of average interest-earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities during the six months ended June 30, 2019, compared to the same period in 2018, reported on a fully tax-equivalent basis assuming a 21% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30,
	2019 Compared to 2018 Change due to
(in thousands)	Volume	Rate/Yield	Net
Increase (decrease) in interest income:
Loans, tax equivalent	$11,754	$3,497	$15,251
Investment securities:
Taxable investments	186	492	678
Tax exempt investments	(239)	(54)	(293)
Total investment securities	(53)	438	385
Federal funds sold and interest-bearing balances	168	10	178
Change in interest income	11,869	3,945	15,814
Increase (decrease) in interest expense:
Interest-bearing checking deposits	60	661	721
Money market deposits	593	2,066	2,659
Savings deposits	36	78	114
Certificates of deposit	601	1,798	2,399
Total deposits	1,290	4,603	5,893
Short-term borrowings	50	287	337
Long-term debt	538	692	1,230
Total borrowed funds	588	979	1,567
Change in interest expense	1,878	5,582	7,460
Change in net interest income	$9,991	$(1,637)	$8,354
Percentage change in net interest income over prior period			15.5%
Interest income and fees on loans on a tax-equivalent basis increased $15.3 million, or 28.0%, in the first six months of 2019 compared to the same period in 2018. This increase reflects the effect of the merger-related discount accretion for loans of $2.8 million in the first six months of 2019, compared to $1.7 million of discount accretion in the first six months of 2018. The increased income is due to average loan balances increasing $477.3 million, or 20.6%, for the first six months of 2019 compared to the same period in 2018, primarily due to the merger with ATBancorp, as organic loan growth was $5.5 million. The yield on loans in the first six months of 2019 was 5.03%, an increase of 29 basis points over the first six months of 2018. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest income on investment securities on a tax-equivalent basis totaled $9.8 million in the first six months of 2019 compared with $9.4 million for the same period of 2018. The tax-equivalent yield on our investment portfolio for the first six months of 2019 increased to 3.08% from 2.97% in the comparable period of 2018, primarily due to the rising interest rate environment. The average balance of investment securities in the first six months of 2019 was $639.4 million compared with $638.9 million in the first six months of 2018, an increase of $0.6 million, or 0.1%.
Interest expense on deposits was $13.4 million for the first six months of 2019 compared with $7.5 million for the same period in 2018. This increase was primarily due to the increase in general interest rates. Additionally, average interest-bearing deposits for the first six months of 2019 increased $369.8 million, or 17.3%, compared with the same period in 2018. The weighted average rate paid on interest-bearing deposits was 1.08% for the first six months of 2019 compared with 0.71% for the first six months of 2018, an increase of 37 basis points.
Interest expense on borrowed funds in the first six months of 2019 was $4.1 million, compared with $2.5 million for the same period in 2018, an increase of $1.6 million, or 62.0%. Average borrowed funds for the first six months of 2019 were $48.7 million higher compared with the same period in 2018, primarily due to the higher average level of long-term debt of $40.2 million, or 24.5%, coupled with an increase in the average balance of short-term borrowings of $8.5 million, or 7.9%, for the first six months of 2019 compared to the same period in 2018. The weighted average rate on borrowed funds for the first six months of 2019 was 2.57%, an increase of 70 basis points from 1.87% for the first six months of 2018. The increase in the weighted average rate was due to the interest rate on a portion of the Company’s borrowings being tied to short-term interest rate indexes, which allows them to reprice upward rapidly in an increasing interest rate environment.
Provision for Loan Losses
We recorded a provision for loan losses of $2.3 million in the first six months of 2019, compared to $3.1 million for the same period of 2018, a decrease of $0.8 million, or 26.1%. The decreased provision was primarily due to an improvement in credit quality. In the first six months of 2018 there were 2 non accrual credits that required additional provision for loan losses. The volume of new individually impaired loans has decreased in 2019. Net loans charged off in the first six months of 2019 totaled $2.9 million compared with $0.4 million in the first six months of 2018.
Noninterest Income
The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Investment services and trust activities	$3,280	$2,457	$823	33.5%
Service charges and fees	3,312	3,089	223	7.2
Card revenue	2,797	2,059	738	35.8
Loan revenue	1,041	1,847	(806)	(43.6)
Bank-owned life insurance	862	830	32	3.9
Insurance commissions	734	720	14	1.9
Investment securities gains (losses), net	49	5	44	880.0
Other	2,131	367	1,764	480.7
Total noninterest income	$14,206	$11,374	$2,832	24.9%
In the first six months of 2019, total noninterest income increased $2.8 million, or 24.9%, to $14.2 million from $11.4 million during the same period of 2018. This increase was due primarily to additional fee income (investment services and trust activities, service charges and fees, and card and loan revenue) earned as a result of the acquisition. Further, other noninterest income reflected a gain of $1.1 million from the sale of assets of MidWestOne Insurance Services, Inc., completed in the second quarter of 2019. Partially offsetting these increases, loan revenue included a $0.7 million negative valuation adjustment to the Company’s mortgage servicing rights.
Noninterest Expense
The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Compensation and employee benefits	$28,988	$24,596	$4,392	17.9%
Occupancy expense of premises, net	4,006	3,788	218	5.8
Equipment	3,285	2,791	494	17.7
Legal and professional	4,256	1,753	2,503	142.8
Data processing	1,853	1,379	474	34.4
Marketing	1,475	1,310	165	12.6
Amortization of intangibles	1,382	1,246	136	10.9
FDIC insurance	804	711	93	13.1
Communications	719	670	49	7.3
Foreclosed assets, net	142	106	36	34.0
Other	2,747	2,464	283	11.5
Total noninterest expense	$49,657	$40,814	$8,843	21.7%
Noninterest expense increased to $49.7 million for the six months ended June 30, 2019, compared with $40.8 million for the six months ended June 30, 2018, an increase of $8.8 million, or 21.7%. Compensation and employee benefits showed the greatest increase of $4.4 million, or 17.9%, from $24.6 million for the six months ended June 30, 2018, to $29.0 million for the six months ended June 30, 2019, primarily due to normal annual salary and personnel adjustments and the inclusion of $1.0 million of merger-related expenses. Legal and professional fees increased for the six months ended June 30, 2019 compared to six months ended June 30, 2018, mainly due to expenses of $2.0 million related to the merger with ATBancorp. Data processing fees also rose primarily due to $0.2 million of merger-related expenses.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 22.1% for the first six months of 2019, and 20.5% for the first six months of 2018. Income tax expense increased to $5.1 million in the first six months of 2019 compared with $4.1 million for the same period of 2018, primarily due to a higher level of taxable income being realized in the first six months of 2019 than in the same period of 2018.

FINANCIAL CONDITION
Primarily as a result of the merger with ATBancorp, our total assets were $4.66 billion at June 30, 2019, an increase of $1.37 billion, or 41.7%, from December 31, 2018. Loans held for investment, net of unearned income, were $3.54 billion at June 30, 2019, an increase of $1.16 billion, or 48.4%, from $2.40 billion at December 31, 2018. Between these two dates, debt securities increased $43.6 million, or 7.1%, and cash and cash equivalents increased $75.0 million, or 165.0%. Total deposits at June 30, 2019, were $3.73 billion, an increase of $1.11 billion from December 31, 2018. Between December 31, 2018 and June 30, 2019, short-term borrowings rose $22.4 million, or 17.0%, while long-term debt increased $83.9 million, or 49.8%, between the two dates.
Debt Securities
Debt securities totaled $653.5 million at June 30, 2019, or 14.0% of total assets, an increase of $43.6 million, from $609.9 million, or 18.6% of total assets, as of December 31, 2018. A total of $460.3 million of the debt securities were classified as AFS at June 30, 2019, compared to $414.1 million at December 31, 2018. As of June 30, 2019, the portfolio consisted mainly of MBS and CMOs (37.5%), obligations of states and political subdivisions (35.4%), corporate debt securities (27.1%), and obligations of U.S. government agencies (0.1%). Debt securities HTM were $193.2 million at June 30, 2019, compared to $195.8 million at December 31, 2018.
Loans
The composition of loans held for investment, net of unearned income was as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$152,491	4.3%	$96,956	4.1%
Commercial and industrial	866,023	24.5	533,188	22.2
Commercial real estate:
Construction and development	273,149	7.7	217,617	9.1
Farmland	187,393	5.3	88,807	3.7
Multifamily	243,928	6.9	134,741	5.6
Commercial real estate-other	1,114,039	31.5	826,163	34.4
Total commercial real estate	1,818,509	51.4	1,267,328	52.8
Residential real estate:
One- to four-family first liens	423,625	12.0	341,830	14.3
One- to four-family junior liens	176,685	5.0	120,049	5.0
Total residential real estate	600,310	17.0	461,879	19.3
Consumer	99,170	2.8	39,428	1.6
Loans held for investment, net of unearned income	$3,536,503	100.0%	$2,398,779	100.0%
Loans held for investment, net of unearned income increased $1.14 billion, or 47.4%, from a balance of $2.40 billion at December 31, 2018, to $3.54 billion at June 30, 2019. Due to the effect of the ATBancorp merger, the mix of loans saw increases between December 31, 2018 and June 30, 2019 in all loan classes, with the increases primarily concentrated in commercial and industrial, commercial real estate-other, and multifamily loans. As of June 30, 2019, the largest category of loans was commercial real estate loans, comprising approximately 51% of the portfolio, of which 8% of total loans were construction and development, 7% of total loans were multifamily residential mortgages, and 5% of total loans were farmland. Commercial and industrial loans was the next largest category at 25% of total loans, followed by residential real estate loans at 17%, agricultural loans at 4%, and consumer loans at 3%. Included in these totals were $16.4 million, net of a discount of $0.5 million, or 0.5% of the total loan portfolio, in PCI loans.

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
Premises and Equipment
As of June 30, 2019, premises and equipment totaled $93.4 million, an increase of $17.6 million, or 23.3%, from December 31, 2018, due primarily to the merger.
Goodwill and Other Intangible Assets
Goodwill was $93.4 million at June 30, 2019, an increase of $28.7 million, or 44.4%, from $64.7 million at December 31, 2018. Other intangible assets increased $26.7 million, or 270.9%, to $36.6 million at June 30, 2019 compared to $9.9 million at December 31, 2018. Both the increase in goodwill and in other intangible assets was due to the merger. See Note 7. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Foreclosed Assets, Net
Foreclosed assets, net were $4.9 million at June 30, 2019 and $0.5 million at December 31, 2018, an increase of $4.4 million, or 820.0%, primarily due to the merger.
Deposits
Total deposits as of June 30, 2019 were $3.73 billion, an increase of $1.11 billion from December 31, 2018, primarily due to the merger. The mix of deposits saw increases between December 31, 2018 and June 30, 2019 of $464.0 million, or 83.5%, in money market deposits, $216.0 million, or 29.8%, in certificates of deposit, $207.9 million, or 47.4%, in non-interest-bearing demand deposits, $145.9 million, or 69.3%, in savings deposits, and $78.6 million, or 11.5%, in interest-bearing checking deposits. Approximately 74.8% of our total deposits were considered “core” deposits as of June 30, 2019, compared to 72.3% at December 31, 2018. We consider core deposits to be the total of all deposits other than certificates of deposit. See Note 9. “Deposits” to our consolidated financial statements for additional information related to our deposits.
Debt
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase rose $41.2 million, or 55.3%, to $115.7 million as of June 30, 2019, compared with $74.5 million as of December 31, 2018, primarily due to the merger. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts. See Note 10. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our securities sold under agreements to repurchase.
Federal Home Loan Bank Advances - FHLB advances were $37.7 million as of June 30, 2019, compared with $56.9 million as of December 31, 2018, a decrease of $19.2 million. The principal function of these funds is to maintain short-term liquidity. The decline in FHLB advances was due to the receipt of cash as part of the acquisition of ATBancorp. See Note 10. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB advances.
Federal Funds Purchased - Federal funds purchased were $0.4 million as of June 30, 2019, compared with none as of December 31, 2018, an increase of $0.4 million. The principal function of these funds is to maintain short-term liquidity. See Note 10. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our federal funds purchased.
Long-term Debt
Finance Lease Payable - The Company has one existing finance lease (previously referred to as a capital lease) for a branch location, with a present value liability balance of $1.3 million as of June 30, 2019, substantially unchanged from December 31, 2018. See Note 12. “Long-Term Debt” and Note 19. “Leases” to our consolidated financial statements for additional information related to our finance lease obligation.

Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.5 million as of June 30, 2019, an increase of $17.6 million, or 73.8% from $23.9 million at December 31, 2018, due primarily to the merger. See Note 11. “Subordinated Debt” to our consolidated financial statements for additional information related to our junior subordinated notes.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.8 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. See Note 11. “Subordinated Debt” to our consolidated financial statements for additional information related to our subordinated debentures.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $160.8 million as of June 30, 2019, compared with $136.0 million as of December 31, 2018, an increase of $24.8 million, or 18.2%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. See Note 12. “Long-Term Debt” to our consolidated financial statements for additional information related to our FHLB borrowings.
Other long-term Debt - Other long-term debt in the form of a $35.0 million unsecured note, of which $25.0 million was drawn upon, payable to a correspondent bank was entered into on April 30, 2015, in connection with the payment of the merger consideration at the closing of the merger with Central Bancshares, Inc., of which $5.0 million was outstanding as of June 30, 2019. On April 30, 2019, the Company entered into a $35.0 million unsecured note payable to a correspondent bank in connection with the payment of the merger consideration at the closing of the merger with ATBancorp, of which $34.1 million of that note was outstanding at June 30, 2019. See Note 12. “Long-Term Debt” to our consolidated financial statements for additional information related to our other long-term debt.
Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at June 30, 2019 and December 31, 2018:

(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Performing Troubled Debt Restructured	Total
June 30, 2019
Agricultural	$3,446	$—	$2,360	$5,806
Commercial and industrial	12,129	—	—	12,129
Commercial real estate:
Construction and development	230	—	—	230
Farmland	8,093	590	—	8,683
Multifamily	—	—	—	—
Commercial real estate-other	3,578	—	1,172	4,750
Total commercial real estate	11,901	590	1,172	13,663
Residential real estate:
One- to four- family first liens	2,816	319	1,011	4,146
One- to four- family junior liens	364	11	50	425
Total residential real estate	3,180	330	1,061	4,571
Consumer	219	27	—	246
Total	$30,875	$947	$4,593	$36,415

(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Performing Troubled Debt Restructured	Total
December 31, 2018
Agricultural	$1,622	$—	$2,502	$4,124
Commercial and industrial	9,218	—	492	9,710
Commercial real estate:
Construction and development	99	—	—	99
Farmland	2,751	—	—	2,751
Multifamily	—	—	—	—
Commercial real estate-other	4,558	—	1,227	5,785
Total commercial real estate	7,408	—	1,227	8,635
Residential real estate:
One- to four- family first liens	1,049	341	1,063	2,453
One- to four- family junior liens	465	24	—	489
Total residential real estate	1,514	365	1,063	2,942
Consumer	162	—	—	162
Total	$19,924	$365	$5,284	$25,573
Not included in the loans above as of June 30, 2019 and December 31, 2018, were PCI loans with an outstanding balance of $0.4 million and $0.3 million, respectively.
The following table presents a roll forward of nonperforming loans as of the dates indicated:

		90+ Days Past	Performing
		Due & Still	Troubled Debt
Nonperforming Loans	Nonaccrual	Accruing	Restructured	Total
(in thousands)
Balance at December 31, 2018	$19,924	$365	$5,284	$25,573
Loans placed on nonaccrual, restructured or 90+ days past due & still accruing	12,849	1,000	72	13,921
Established through acquisition	7,909	27	—	7,936
Repayments (including interest applied to principal)	(5,303)	(18)	(209)	(5,530)
Loans returned to accrual status or no longer past due	(1,021)	(144)	—	(1,165)
Charge-offs	(3,023)	—	—	(3,023)
Transfers to foreclosed assets	(460)	—	—	(460)
Transfers to nonaccrual	—	(283)	(554)	(837)
Balance at June 30, 2019	$30,875	$947	$4,593	$36,415
At June 30, 2019, net foreclosed assets totaled $4.9 million, up from $535 thousand at December 31, 2018, primarily due to the merger. As of June 30, 2019, the allowance for loan losses was $28.7 million, or 0.81% of loans held for investment, net of unearned income, compared with $29.3 million, or 1.22%, at December 31, 2018.
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
During the six months ended June 30, 2019, the Company restructured five loans by granting concessions to a borrower experiencing financial difficulties.
Allowance for Loan Losses
The ALLL is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies.

Our ALLL as of June 30, 2019 was $28.7 million, which was 0.81% of loans held for investment, net of unearned income, as of that date. This compares with an ALLL of $29.3 million as of December 31, 2018, which was 1.22% of loans held for investment, net of unearned income, as of that date. The addition of loans acquired in the merger lowered the June 30, 2019 ratio by 41 basis points, due to the accounting for acquired loans, with the ALLL not being transfered over.. Gross charge-offs for the first six months of 2019 totaled $3.5 million, while there were $0.6 million in recoveries of previously charged-off loans. The decrease in the ALLL was primarily due to charge offs taken on previously reserved individually impaired loans which lowered the overall allowance. The ratio of annualized net loan charge offs to average loans for the first six months of 2019 was 0.21% compared to 0.26% for the year ended December 31, 2018. As of June 30, 2019, the ALLL was 78.8% of nonperforming loans compared with 114.6% as of December 31, 2018. Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2019, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate to maintain adequate reserves. There were no changes to our ALLL calculation methodology during the first six months of 2019. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We monitor the loan to value (“LTV”) ratio of all loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At June 30, 2019, there were 19 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 87 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 6 of these equity loans, and other financial institutions have the first lien on the remaining 81. Additionally, there were 136 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines. No additional allocation of the ALLL is made for loans that exceed internal and supervisory guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2019, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $488.4 million as of June 30, 2019, compared to $357.1 million as of December 31, 2018, an increase of $131.3 million, or 36.8%. This increase was primarily attributable to capital acquired from the ATBancorp merger of $113.7 million, net income of $18.0 million for the first six months of 2019, and a $7.3 million increase in accumulated other comprehensive income due to market value adjustments on investment securities AFS. This increase was partially offset by the payment of $4.9 million in dividends on our common stock. In addition, there was a $2.2 million increase in treasury stock due to the repurchase of 106,201 shares of Company common stock at a cost of $2.9 million, partially offset by the issuance of 29,916 shares of Company common stock in connection with stock compensation plans during the first six months of 2019. The total shareholders’ equity to total assets ratio was 10.47% at June 30, 2019, down from 10.85% at December 31, 2018. The tangible equity to tangible assets ratio (a non-GAAP financial measure) was 8.06% at June 30, 2019, compared with 8.80% at December 31, 2018. Book value was $30.11 per share at June 30, 2019, an increase from $29.32 per share at December 31, 2018. Tangible book value per share (a non-GAAP financial measure) was $22.56 at June 30, 2019, a decrease from $23.25 per share at December 31, 2018.
Our Tier 1 capital to risk-weighted assets ratio was 9.76% as of June 30, 2019 and was 11.18% as of December 31, 2018. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2019, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 15. “Regulatory Capital Requirements and Restrictions on Subsidiary Cash” to our consolidated financial statements for additional information related to our capital.
On February 15, 2019, 39,100 restricted stock units were granted to certain officers of the Company. On May 15, 2019, 9,940 restricted stock units were granted to the directors of the Company. Additionally, during the first six months of 2019, 32,810 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,894 shares were surrendered by grantees to satisfy tax requirements, and 90 nonvested restricted stock units were forfeited.

Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $120.5 million as of June 30, 2019, compared with $45.5 million as of December 31, 2018. Interest-bearing deposits in banks at June 30, 2019, were $47.7 million, an increase of $46.0 million from $1.7 million at December 31, 2018. Debt securities classified as AFS, totaling $460.3 million and $414.1 million as of June 30, 2019 and December 31, 2018, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of June 30, 2019 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2018 and June 30, 2019 were sales and maturities of investment securities. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can at times be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of June 30, 2019, we had $38.3 million of long-term debt outstanding to an unaffiliated banking organization. See Note 12. “Long-Term Debt” to our consolidated financial statements for additional information related to our long-term debt. We also have $41.5 million of indebtedness payable under junior subordinated debentures issued to subsidiary trusts that issued trust preferred securities in pooled offerings, and $10.8 million payable under subordinated debentures. See Note 11. “Subordinated Debt” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of June 30, 2019, outstanding commitments to extend credit totaled approximately $590.9 million.
Commitments under standby and performance letters of credit outstanding totaled $14.4 million as of June 30, 2019. We do not anticipate any losses as a result of these transactions, and expect to have sufficient liquidity to fulfill outstanding credit commitments and letters of credit.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At June 30, 2019, there were approximately $4.3 million of mandatory commitments with investors to sell not yet originated residential mortgage loans. We do not anticipate any losses as a result of these transactions.

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
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values that cause an increase in our ALLL and a reduction in net earnings;

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

•	fluctuations in the value of our investment securities;

•	governmental monetary, trade and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, trade and tax laws and regulations and their application by our regulators;

•	the ability to attract and retain key executives and employees experienced in banking and financial services;

•	the sufficiency of the ALLL to absorb the amount of actual losses inherent in our existing loan portfolio;

•	our ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere or providing similar services;

•	the failure of assumptions underlying the establishment of our ALLL and estimation of values of collateral and various financial assets and liabilities;

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, internationally, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;

•	war or terrorist activities which may cause further deterioration in the economy or cause instability in credit markets;

•	the effects of cyber-attacks;

•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and

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
Net cash inflows from operating activities were $18.3 million in the first six months of 2019, compared with $21.4 million in the first six months of 2018. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash inflows from investing activities were $97.2 million in the first six months of 2019, compared to net cash outflows of $77.9 million in the comparable six-month period of 2018. Investment securities transactions resulted in net cash inflows of $66.0 million the first six months of 2019 compared to inflows of $24.2 million during the same period of 2018. Net cash acquired from the ATBancorp merger was $37.1 million in the first six months of 2019. Net cash outflows related to the net increase in loans were $5.5 million for the first six months of 2019, compared with $78.2 million of net cash outflows for the same period of 2018.
Net cash outflows from financing activities in the first six months of 2019 were $40.4 million, compared with net cash inflows of $48.8 million for the same period of 2018. Uses of cash were highlighted by a net decrease of $58.0 million in FHLB borrowings, a decrease of $19.6 million in securities sold under agreements to repurchase, a decrease of $19.2 million in FHLB advances, and $4.9 million to pay dividends. The largest financing cash inflows during the six months ended June 30, 2019 were $35.0 million of proceeds from new long-term debt, and an increase of $33.4 million in deposits.
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
•FHLB Advances and Federal Funds Lines
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

Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2019, the Bank had municipal securities with an approximate market value of $13.0 million pledged for liquidity purposes, and had a borrowing capacity of $11.7 million.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of June 30, 2019, the Bank had $160.8 million in outstanding FHLB borrowings, leaving $257.8 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2019.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between June 30, 2019 and December 31, 2018. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2019
Dollar change	$(1,403)	$(1,942)	$(172)	$(1,053)
Percent change	(0.9)%	(1.3)%	(0.1)%	(0.7)%
December 31, 2018
Dollar change	$(529)	$(568)	$(1,840)	$(4,006)
Percent change	(0.5)%	(0.5)%	(1.7)%	(3.8)%
As of June 30, 2019, 45.1% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 37.8% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of new accounting standards related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 - 30, 2019	9,523	$28.14	9,523	$2,385,294
May 1 - 31, 2019	15,546	27.91	15,546	1,951,465
June 1 - 30, 2019	31,916	28.02	31,916	1,057,327
Total	56,985	$28.01	56,985	$1,057,327

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

2.1	First Amendment to Agreement and Plan of Merger, by and between MidWestOne Financial Group, Inc. and ATBancorp, dated April 30, 2019	Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2019

3.1	Amendment to Bylaws	Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 7, 2019	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)