Form 10-Q
period 2019-09-30
MidWestOne Financial Group, Inc.
filed 2019-11-07
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 5, 2019, there were 16,160,632 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFS	Available for Sale	FHLB	Federal Home Loan Bank of Des Moines
ALLL	Allowance for Loan and Lease Losses	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FRB	Federal Reserve Board
ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FNMA	Federal National Mortgage Association
ATM	Automated Teller Machine	GAAP	U.S. Generally Accepted Accounting Principles
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GNMA	Government National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	HTM	Held to Maturity
BOLI	Bank Owned Life Insurance	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	LIBOR	The London Inter-bank Offered Rate is an interest-rate average calculated from estimates submitted by the leading banks in London
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMOs	Collateralized Mortgage Obligations	OTTI	Other-Than-Temporary Impairment
CRA	Community Reinvestment Act	PCD	Purchased Financial Assets With Credit Deterioration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCI	Purchased Credit Impaired
ECL	Expected Credit Losses	ROU	Right-of-Use
EVE	Economic Value of Equity	RPA	Credit Risk Participation Agreement
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring

Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$79,776	$43,787
Interest earning deposits in banks	6,413	1,693
Federal funds sold	478	—
Total cash and cash equivalents	86,667	45,480
Debt securities available for sale at fair value	503,278	414,101
Held to maturity securities at amortized cost (fair value of $193,337 at September 30, 2019 and $192,564 at December 31, 2018)	190,309	195,822
Total securities held for investment	693,587	609,923
Loans held for sale	7,906	666
Gross loans held for investment	3,545,993	2,405,001
Unearned income, net	(21,265)	(6,222)
Loans held for investment, net of unearned income	3,524,728	2,398,779
Allowance for loan losses	(31,532)	(29,307)
Total loans held for investment, net	3,493,196	2,369,472
Premises and equipment, net	91,190	75,773
Goodwill	93,258	64,654
Other intangible assets, net	33,635	9,875
Foreclosed assets, net	4,366	535
Other assets	144,482	115,102
Total assets	$4,648,287	$3,291,480
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$673,777	$439,133
Interest bearing deposits	3,035,935	2,173,796
Total deposits	3,709,712	2,612,929
Short-term borrowings	155,101	131,422
Long-term debt	244,677	168,726
Other liabilities	40,912	21,336
Total liabilities	4,150,402	2,934,413
Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares at September 30, 2019 and December 31, 2018; issued 16,581,017 shares at September 30, 2019 and 12,463,481 shares at December 31, 2018; outstanding 16,179,734 shares at September 30, 2019 and 12,180,015 shares at December 31, 2018	16,581	12,463
Additional paid-in capital	297,144	187,813
Retained earnings	191,007	168,951
Treasury stock at cost, 401,283 shares as of September 30, 2019 and 283,466 shares as of December 31, 2018	(9,933)	(6,499)
Accumulated other comprehensive income (loss)	3,086	(5,661)
Total shareholders' equity	497,885	357,067
Total liabilities and shareholders' equity	$4,648,287	$3,291,480
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest income
Loans, including fees	$49,169	$28,088	$118,257	$82,141
Taxable investment securities	3,376	2,715	9,592	8,253
Tax-exempt investment securities	1,401	1,395	4,231	4,452
Other	130	12	335	39
Total interest income	54,076	32,210	132,415	94,885
Interest expense
Deposits	8,238	4,625	21,676	12,170
Short-term borrowings	522	321	1,479	941
Long-term debt	2,058	1,153	5,194	3,059
Total interest expense	10,818	6,099	28,349	16,170
Net interest income	43,258	26,111	104,066	78,715
Provision for loan losses	4,264	950	6,554	4,050
Net interest income after provision for loan losses	38,994	25,161	97,512	74,665
Noninterest income
Investment services and trust activities	2,339	1,222	5,619	3,679
Service charges and fees	2,068	1,512	5,380	4,601
Card revenue	1,655	1,069	4,452	3,128
Loan revenue	991	891	2,032	2,738
Bank-owned life insurance	514	399	1,376	1,229
Insurance commissions	—	304	734	1,024
Investment securities gains, net	23	192	72	197
Other	414	456	2,545	823
Total noninterest income	8,004	6,045	22,210	17,419
Noninterest expense
Compensation and employee benefits	17,426	13,051	46,414	37,647
Occupancy expense of premises, net	2,294	2,643	6,300	6,431
Equipment	2,181	1,341	5,466	4,132
Legal and professional	1,996	1,861	6,252	3,614
Data processing	1,234	697	3,087	2,076
Marketing	1,167	672	2,642	1,982
Amortization of intangibles	2,583	547	3,965	1,793
FDIC insurance	(42)	393	762	1,104
Communications	489	341	1,208	1,011
Foreclosed assets, net	265	(131)	407	(25)
Other	1,849	1,207	4,596	3,671
Total noninterest expense	31,442	22,622	81,099	63,436
Income before income tax expense	15,556	8,584	38,623	28,648
Income tax expense	3,256	1,806	8,364	5,921
Net income	$12,300	$6,778	$30,259	$22,727
Per common share information
Earnings - basic	$0.76	$0.55	$2.10	$1.86
Earnings - diluted	0.76	0.55	2.09	1.86
Dividends paid	0.2025	0.195	0.6075	0.5850
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands)	2019	2018	2019	2018
Net income	$12,300	$6,778	$30,259	$22,727

Other comprehensive income (loss), debt securities available for sale:
Unrealized holding gains (losses) arising during period	1,999	(2,085)	11,904	(8,501)
Reclassification adjustment for gains included in net income	(19)	(192)	(68)	(201)
Income tax (expense) benefit	(517)	594	(3,089)	2,271
Other comprehensive income (loss) on debt securities available for sale	1,463	(1,683)	8,747	(6,431)
Other comprehensive income (loss), net of tax	1,463	(1,683)	8,747	(6,431)
Comprehensive income	$13,763	$5,095	$39,006	$16,296
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2019
(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$—	$12,463	$187,813	$(6,499)	$168,951	$(5,661)	$357,067
Net income	—	—	—	—	7,285	—	7,285
Dividends paid on common stock ($0.2025 per share)	—	—	—	—	(2,465)	—	(2,465)
Release/lapse of restriction on RSUs (24,550 shares)	—	—	(570)	501	—	—	(69)
Repurchase of common stock (49,216 shares)	—	—	—	(1,299)	—	—	(1,299)
Stock-based compensation	—	—	292	—	—	—	292
Other comprehensive income, net of tax	—	—	—	—	—	3,038	3,038
Balance at March 31, 2019	—	12,463	187,535	(7,297)	173,771	(2,623)	363,849
Net income	—	—	—	—	10,674	—	10,674
Issuance of common stock due to business combination (4,117,536 shares), net of expenses of $323	—	4,118	109,228	—	—	—	113,346
Dividends paid on common stock ($0.2025 per share)	—	—	—	—	(2,461)	—	(2,461)
Release/lapse of restriction on RSUs (8,260 shares)	—	—	(196)	177	—	—	(19)
Repurchase of common stock (56,985 shares)	—	—	—	(1,596)	—	—	(1,596)
Share-based compensation	—	—	312	—	—	—	312
Other comprehensive income, net of tax	—	—	—	—	—	4,246	4,246
Balance at June 30, 2019	—	16,581	296,879	(8,716)	181,984	1,623	488,351
Net income	—	—	—	—	12,300	—	12,300
Acquisition accounting adjustment for restricted shares	—	—	8	—	—	—	8
Dividends paid on common stock ($0.2025 per share)	—	—	—	—	(3,277)	—	(3,277)
Repurchase of common stock (41,426 shares)	—	—	—	(1,217)	—	—	(1,217)
Share-based compensation	—	—	257	—	—	—	257
Other comprehensive income, net of tax	—	—	—	—	—	1,463	1,463
Balance at September 30, 2019	$—	$16,581	$297,144	$(9,933)	$191,007	$3,086	$497,885

	For the Nine Months Ended September 30, 2018
(unaudited) (dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	$—	$12,463	$187,486	$(5,121)	$148,078	$(2,602)	$340,304
Cumulative effect of changes in accounting principles(1)	—	—	—	—	57	(57)	—
Net income	—	—	—	—	7,793	—	7,793
Dividends paid on common stock ($0.195 per share)	—	—	—	—	(2,386)	—	(2,386)
Stock options exercised (9,700 shares)	—	—	(68)	204	—	—	136
Release/lapse of restriction on RSUs (22,200 shares)	—	—	(467)	387	—	—	(80)
Repurchase of common stock (33,998 shares)	—	—	—	(1,082)	—	—	(1,082)
Stock-based compensation	—	—	237	—	—	—	237
Other comprehensive loss, net of tax	—	—	—	—	—	(3,545)	(3,545)
Balance at March 31, 2018	—	12,463	187,188	(5,612)	153,542	(6,204)	341,377
Net income	—	—	—	—	8,156	—	8,156
Dividends paid on common stock ($0.195 per share)	—	—	—	—	(2,383)	—	(2,383)
Release/lapse of restriction on RSUs (6,325 shares)	—	—	(142)	138	—	—	(4)
Share-based compensation	—	—	258	—	—	—	258
Other comprehensive loss, net of tax	—	—	—	—	—	(1,203)	(1,203)
Balance at June 30, 2018	—	12,463	187,304	(5,474)	159,315	(7,407)	346,201
Net income	$—	—	—	—	6,778	—	6,778
Dividends paid on common stock ($0.195 per share)	—	—	—	—	(2,384)	—	(2,384)
Share-based compensation	—	—	277	—	—	—	277
Other comprehensive loss, net of tax	—	—	—	—	—	(1,683)	(1,683)
Balance at September 30, 2018	$—	$12,463	$187,581	$(5,474)	$163,709	$(9,090)	$349,189
(1) Reclassification due to adoption of ASU 2016-01, Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Financial Liabilities.
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$30,259	$22,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,554	4,050
Depreciation of premises and equipment	3,542	3,145
Amortization of discount on long-term debt	50	72
Amortization of intangible assets	3,965	1,793
Amortization of net premiums on debt securities available for sale	565	729
Amortization of operating lease right-of-use assets	755	—
Loss on sale of premises and equipment	55	616
Excess tax benefit from share-based award activity	—	(14)
Stock-based compensation	861	772
Net (gains) losses on equity securities	(101)	34
Net gain on sale or call of debt securities available for sale	(68)	(201)
Net (gain) loss on call of debt securities held to maturity	(4)	4
Net (gain) loss on sale of foreclosed assets, net	25	(240)
Net gain on sale of loans held for sale	(1,553)	(1,214)
Writedown of foreclosed assets	170	5
Origination of loans held for sale	(87,369)	(49,091)
Proceeds from sales of loans held for sale	83,030	50,037
Change in:
Cash surrender value of bank-owned life insurance	(1,376)	(1,229)
Deferred income taxes	752	(1,184)
Other assets	9,288	(4,622)
Oher liabilities	(10,099)	4,798
Net cash provided by operating activities	39,301	30,987
Cash flows from investing activities:
Proceeds from sales of equity securities	43	—
Purchases of equity securities	(8)	(508)
Proceeds from sales of debt securities available for sale	125,433	16,494
Proceeds from maturities and calls of debt securities available for sale	66,940	51,338
Purchases of debt securities available for sale	(170,660)	(39,289)
Proceeds from sales of debt securities held to maturity	1,381	—
Proceeds from maturities and calls of debt securities held to maturity	4,540	4,220
Purchase of debt securities held to maturity	—	(553)
Net (increase) decrease in loans	4,043	(92,320)
Purchases of premises and equipment	(1,242)	(5,196)
Proceeds from sale of foreclosed assets	1,321	2,231
Proceeds from sale of premises and equipment	312	906
Proceeds of principal and earnings from bank-owned life insurance	—	452
Payments to acquire intangible assets	—	(125)
Proceeds from sale of intangible assets	99	—
Net cash acquired in business acquisition	37,054	—
Net cash provided by (used in) investing activities	69,256	(62,350)
Cash flows from financing activities:
Net increase in deposits	17,688	26,940
Net change in short-term borrowings	(37,082)	(9,251)
Net change in long-term debt	(35,250)	24,250
Proceeds from stock options exercised	—	136
Excess tax benefit from share-based award activity	—	14
Taxes paid relating to net share settlement of equity awards	(88)	(85)
Dividends paid	(8,203)	(7,153)
Payment of stock issuance costs	(323)	—
Repurchase of common stock	(4,112)	(1,081)
Net cash provided by (used in) financing activities	(67,370)	33,770
Net increase in cash and cash equivalents	41,187	2,407
Cash and cash equivalents at beginning of period	45,480	50,972
Cash and cash equivalents at end of period	$86,667	$53,379

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26,910	$15,544
Cash paid during the period for income taxes	1,915	4,420
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$2,256	$535
Initial recognition of operating lease right of use asset	2,892	—
Initial recognition of operation lease liability	2,892	—
Transfer due to cumulative effective of change in accounting principles. See Note 2. “Effect of New Financial Accounting Standards” for additional information.	—	57

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Debt securities available for sale	$99,056	$—
Loans	1,138,928	—
Premises and equipment	18,623	—
Goodwill	28,604	—
Core deposit intangible	23,539	—
Trust customer list intangible	4,285	—
Bank-owned life insurance	18,759	—
Foreclosed assets	3,091	—
Other assets	20,677	—
Total noncash assets acquired	1,355,562	—

Liabilities assumed:
Deposits	1,079,094	—
Short-term borrowings	100,761	—
FHLB borrowings	42,770	—
Junior subordinated notes issued to capital trusts	17,555	—
Subordinated debentures	10,909	—
Other liabilities	27,850	—
Total liabilities assumed	$1,278,939	$—
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
On June 30, 2019, the Company sold substantially all of the assets used by MidWestOne Insurance Services, Inc. to sell insurance products. The Company recognized a pre-tax gain of $1.1 million from the sale which was reported in “Other” noninterest income on the Company’s consolidated statements of income.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes necessary for complete financial statements in conformity with GAAP. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-K of the Company, filed with the SEC on March 8, 2019, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2018 and for the year then ended. Management believes that the disclosures in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2019 and December 31, 2018, and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2019 may not be indicative of results for the year ending December 31, 2019, or for any other period.
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

2.    Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing ROU assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The Company adopted this update on January 1, 2019, utilizing the cumulative effect approach, and also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize ROU assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROU assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and are now recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a ROU asset and a corresponding lease liability. See Note 18 “Leases” for more information. The Company also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Pending Adoption at September 30, 2019
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendment requires the use of a new model covering CECL, which will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The new guidance also amends the current AFS security OTTI model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, it is no longer an other-than-temporary model. Finally, the PCD model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under the current model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition. The new standard applies to public business entities that are SEC filers (other than smaller reporting companies) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years, and is expected to increase the ALLL upon adoption. The Company has formed a working group to evaluate the impact of the standard’s adoption on the Company’s consolidated financial statements, and has selected a software vendor to assist with implementation. The group meets periodically to discuss the latest developments, ensure implementation of CECL accounting guidance is progressing, and keep current on evolving interpretations and industry practices related to ASU 2016-13. The Company’s preliminary evaluation indicates that the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular its estimate of loan credit losses. The Company is continuing to evaluate the extent of the potential impact.

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

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held to maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016- 13 (i.e., the first quarter of 2020). The Company does not expect to elect the fair value option, and therefore, ASU 2019-05 is not expected to impact the Company’s consolidated financial statements.

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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the May 1, 2019 acquisition date. Initial accounting for the merger consideration, assets acquired and liabilities assumed was incomplete at September 30, 2019. Thus, such amounts recognized in the financial statements have been determined only provisionally. The application of the acquisition method of accounting resulted in the recognition of goodwill of $28.6 million and other intangible assets of $27.8 million. The goodwill represents the excess merger consideration over the fair value of net assets acquired and is not deductible for income tax purposes.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	May 1, 2019
Merger consideration
Share consideration	$113,677
Cash consideration	34,766
Total merger consideration		$148,443
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$71,820
Debt securities available for sale	99,056
Loans	1,138,928
Premises and equipment	18,623
Other intangible assets	27,824
Foreclosed assets	3,091
Other assets	39,436
Total assets acquired		1,398,778
Liabilities assumed
Deposits	$1,079,094
Short-term borrowings	100,761
Long-term debt	71,234
Other liabilities	27,850
Total liabilities assumed		1,278,939
Fair value of net assets acquired		119,839
Goodwill		$28,604

See Note 7. “Goodwill and Other Intangible Assets” for further discussion of the accounting for goodwill and other intangible assets.
The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period May 1, 2019 to September 30, 2019. Disclosure of the amount of ATBancorp’s revenue and net income (excluding integration costs) included in the Company’s consolidated statements of income is impracticable due to the integration of the operations and accounting for this acquisition.
For illustrative purposes only, the following table presents certain unaudited pro forma financial information for the periods indicated. This unaudited estimated pro forma financial information was calculated as if ATBancorp had been acquired as of January 1, 2018. This unaudited pro forma information combines the historical results of ATBancorp with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loan assets at fair value. Additionally, the Company expects to achieve cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2019	2018	2019	2018
Total revenues (net interest income plus noninterest income)	$46,022	$79,176	$144,222	$179,327
Net income	$10,564	$25,954	$29,373	$49,418
Earnings per share - basic	$0.64	$1.59	$1.80	$3.02
Earnings per share - diluted	$0.64	$1.59	$1.80	$3.02

The following table summarizes ATBancorp acquisition-related expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Noninterest Expense
Compensation and employee benefits	$1,584	$—	$2,614	$—
Legal and professional	163	571	2,115	574
Data processing	567	17	812	17
Other	233	16	307	16
Total ATBancorp acquisition-related expenses	$2,547	$604	$5,848	$607

4.    Debt Securities
The amortized cost and fair value of debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$455	$1	$—	$456
State and political subdivisions	110,502	1,799	92	112,209
Mortgage-backed securities	23,894	418	16	24,296
Collateralized mortgage obligations	212,566	1,623	1,145	213,044
Corporate debt securities	151,685	1,637	49	153,273
Total debt securities	$499,102	$5,478	$1,302	$503,278

	As of December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$5,522	$—	$27	$5,495
State and political subdivisions	121,403	877	379	121,901
Mortgage-backed securities	51,625	100	1,072	50,653
Collateralized mortgage obligations	176,134	220	6,426	169,928
Corporate debt securities	67,077	64	1,017	66,124
Total debt securities	$421,761	$1,261	$8,921	$414,101

The amortized cost and fair value of HTM securities, with gross unrealized gains and losses, were as follows:

	As of September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$127,856	$2,221	$48	$130,029
Mortgage-backed securities	10,647	286	2	10,931
Collateralized mortgage obligations	16,127	42	154	16,015
Corporate debt securities	35,679	798	115	36,362
Total debt securities	$190,309	$3,347	$319	$193,337

	As of December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and political subdivisions	$131,177	$314	$2,437	$129,054
Mortgage-backed securities	11,016	1	331	10,686
Collateralized mortgage obligations	18,527	—	669	17,858
Corporate debt securities	35,102	331	467	34,966
Total debt securities	$195,822	$646	$3,904	$192,564

Debt securities with a carrying value of $262.6 million and $197.2 million at September 30, 2019 and December 31, 2018, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
Certain debt securities AFS and HTM were temporarily impaired as of September 30, 2019 and December 31, 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.
The following tables present information pertaining to debt securities with gross unrealized losses as of September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of September 30, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	18	$8,985	$86	$2,205	$6	$11,190	$92
Mortgage-backed securities	7	3,210	11	1,266	5	4,476	16
Collateralized mortgage obligations	22	37,504	204	61,254	941	98,758	1,145
Corporate debt securities	5	4,519	7	13,058	42	17,577	49
Total	52	$54,218	$308	$77,783	$994	$132,001	$1,302

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$—	$—	$5,495	$27	$5,495	$27
State and political subdivisions	75	27,508	121	12,140	258	39,648	379
Mortgage-backed securities	24	1,893	15	44,882	1,057	46,775	1,072
Collateralized mortgage obligations	40	3,906	75	134,742	6,351	138,648	6,426
Corporate debt securities	11	—	—	58,040	1,017	58,040	1,017
Total	152	$33,307	$211	$255,299	$8,710	$288,606	$8,921

		As of September 30, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	14	$2,886	$16	$2,107	$32	$4,993	$48
Mortgage-backed securities	4	—	—	1,059	2	1,059	2
Collateralized mortgage obligations	5	3,472	46	7,437	108	10,909	154
Corporate debt securities	3	496	4	2,788	111	3,284	115
Total	26	$6,854	$66	$13,391	$253	$20,245	$319

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	223	$20,905	$130	$56,154	$2,307	$77,059	$2,437
Mortgage-backed securities	6	9,486	298	1,138	33	10,624	331
Collateralized mortgage obligations	8	—	—	17,849	669	17,849	669
Corporate debt securities	5	8,177	181	5,685	286	13,862	467
Total	242	$38,568	$609	$80,826	$3,295	$119,394	$3,904

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
At September 30, 2019, approximately 53% of the municipal bonds held by the Company were Iowa-based, and approximately 21% were Minnesota-based. The Company does not intend to sell these municipal obligations, and it is more likely than not that the Company will not be required to sell them until the recovery of their cost. Due to the issuers’ continued satisfaction of their obligations under the securities in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial conditions and other objective evidence, the Company believed that the municipal obligations identified in the tables above were only temporarily impaired as of September 30, 2019 and December 31, 2018.
At September 30, 2019 and December 31, 2018, the Company’s MBS and CMOs portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: the FHLMC, the FNMA, and the GNMA. The receipt of principal, at par, and interest on MBS is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its MBS and CMOs do not expose the Company to credit-related losses.
At September 30, 2019, all but two, and on December 31, 2018, all but one, of the Company’s corporate bonds held an investment grade rating from Moody’s, S&P or Kroll, or carried a guarantee from an agency of the US government. We have evaluated  financial statements of the companies issuing the non-investment grade bonds and found the companies’ earnings and equity positions to be satisfactory and in line with industry norms. Therefore, we expect to receive all contractual payments. The internal evaluation of the non-investment grade bonds along with the investment grade ratings on the remainder of the corporate portfolio lead us to conclude that all of the corporate bonds in our portfolio will continue to pay according to their contractual terms. Since the Company has the ability and intent to hold securities until price recovery, we believe that there is no OTTI in the corporate bond portfolio.
It is reasonably possible that the fair values of the Company’s debt securities could decline in the future if interest rates increase or the overall economy or the financial conditions of the issuers deteriorate. As a result, there is a risk that OTTI may be recognized in the future, and any such amounts could be material to the Company’s consolidated statements of income.

The contractual maturity distribution of investment debt securities at September 30, 2019, is summarized as follows:

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,359	$9,362	$1,918	$1,925
Due after one year through five years	18,094	18,189	21,985	22,081
Due after five years through ten years	149,934	151,204	34,248	34,877
Due after ten years	85,255	87,183	105,384	107,508
Debt securities without a single maturity date	236,460	237,340	26,774	26,946
Total	$499,102	$503,278	$190,309	$193,337

MBS and CMOs are collateralized by mortgage loans and guaranteed by U.S. government agencies. Our experience has indicated that principal payments will be collected sooner than scheduled because of prepayments. Therefore, these securities are not reflected in the maturity categories indicated above.
Realized gains and losses on sales and calls are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on debt securities due to sale or call, including impairment losses, for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Debt securities available for sale:
Gross realized gains	$18	$194	$124	$203
Gross realized losses	(1)	(2)	(56)	(2)
Net realized gains	$17	$192	$68	$201
Debt securities held to maturity:
Gross realized gains	$11	$—	$12	$—
Gross realized losses	(5)	—	(8)	(4)
Net realized gain (loss)	$6	$—	$4	$(4)
Total net realized gain on sale or call of debt securities	$23	$192	$72	$197

5.    Loans Receivable and the Allowance for Loan Losses
The composition of loans held for investment, net of unearned income, and the allowance for loan losses by portfolio segment and impairment method are as follows:

	Recorded Investment in Loan Receivables and Allowance for Loan Losses
	As of September 30, 2019 and December 31, 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
September 30, 2019
Loans held for investment, net of unearned income
Individually evaluated for impairment	$3,954	$11,516	$8,379	$611	$21	$24,481
Collectively evaluated for impairment	147,047	859,365	1,797,714	587,313	85,262	3,476,701
Purchased credit impaired loans	983	311	17,776	4,432	44	23,546
Total	$151,984	$871,192	$1,823,869	$592,356	$85,327	$3,524,728
Allowance for loan losses:
Individually evaluated for impairment	$147	$2,749	$979	$75	$—	$3,950
Collectively evaluated for impairment	3,981	6,244	13,776	2,087	376	26,464
Purchased credit impaired loans	—	1	716	401	—	1,118
Total	$4,128	$8,994	$15,471	$2,563	$376	$31,532

(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
December 31, 2018
Loans held for investment, net of unearned income
Individually evaluated for impairment	$4,090	$8,957	$7,957	$1,760	$24	$22,788
Collectively evaluated for impairment	92,866	524,182	1,246,589	455,941	39,404	2,358,982
Purchased credit impaired loans	—	49	12,782	4,178	—	17,009
Total	$96,956	$533,188	$1,267,328	$461,879	$39,428	$2,398,779
Allowance for loan losses:
Individually evaluated for impairment	$322	$2,159	$2,683	$120	$—	$5,284
Collectively evaluated for impairment	3,315	5,318	12,232	1,753	208	22,826
Purchased credit impaired loans	—	1	720	476	—	1,197
Total	$3,637	$7,478	$15,635	$2,349	$208	$29,307

Loans with unpaid principal in the amount of $964.0 million and $444.6 million at September 30, 2019 and December 31, 2018, respectively, were pledged to the FHLB as collateral for borrowings.
The changes in the ALLL by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Three Months Ended September 30, 2019 and 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2019
Beginning balance	$3,720	$7,633	$13,655	$3,377	$306	$28,691
Charge-offs	(986)	(328)	—	(121)	(200)	(1,635)
Recoveries	22	9	8	49	124	212
Provision (negative provision)	1,372	1,680	1,808	(742)	146	4,264
Ending balance	$4,128	$8,994	$15,471	$2,563	$376	$31,532
2018
Beginning balance	$2,656	$8,557	$16,341	$2,990	$256	$30,800
Charge-offs	(365)	(108)	(17)	—	(327)	(817)
Recoveries	41	78	77	131	18	345
Provision (negative provision)	395	(285)	688	(152)	304	950
Ending balance	$2,727	$8,242	$17,089	$2,969	$251	$31,278

	Allowance for Loan Loss Activity
	For the Nine Months Ended September 30, 2019 and 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(1,137)	(2,441)	(960)	(171)	(469)	(5,178)
Recoveries	31	158	272	67	321	849
Provision	1,597	3,799	524	318	316	6,554
Ending balance	$4,128	$8,994	$15,471	$2,563	$376	$31,532
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	(633)	(198)	(281)	(107)	(365)	(1,584)
Recoveries	56	260	193	208	36	753
Provision (negative provision)	514	(338)	3,540	(2)	336	4,050
Ending balance	$2,727	$8,242	$17,089	$2,969	$251	$31,278
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

The following factors are potential indicators that a concession has been granted (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower that the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.
The following table sets forth information on the Company’s TDRs by class of loan occurring during the stated periods:

	Three Months Ended September 30,
	2019			2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	7	$341	$341	—	$—	$—
Commercial and industrial
Extended maturity date	1	1,863	1,863	—	—	—
Farmland
Extended maturity date	1	$158	$158	—	$—	$—
One- to four- family junior liens
Extended maturity date	1	$5	$5	—	$—	$—
Total	10	$2,367	$2,367	—	$—	$—

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	7	$341	$341	—	$—	$—
Commercial and industrial
Extended maturity date	1	$1,863	$1,863	—	$—	$—
Commercial real estate:
Farmland
Extended maturity date	1	$158	$158	1	$86	$86
Residential real estate:
One- to four- family first liens
Extended maturity date	3	240	239	—	—	—
One- to four- family junior liens
Extended maturity date	3	81	81	—	—	—
Total	15	$2,683	$2,682	1	$86	$86
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.

Loans by class modified as TDRs within 12 months of modification and for which there was a payment default during the stated periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings(1) That Subsequently Defaulted:
Agricultural
Extended maturity date	6	$315	—	$—	6	$315	—	$—
Farmland
Extended maturity date	1	158	—	—	1	158	—	—
Residential real estate:
One- to four- family first liens
Extended maturity date	3	239	—	—	3	239	—	—
One- to four- family junior liens
Extended maturity date	2	30	—	—	2	30	—	—
Total	12	$742	—	$—	12	$742	—	$—
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

The following tables set forth the risk category of loans by class of receivable and credit quality indicator based on the most recent analysis performed, as of September 30, 2019 and December 31, 2018:

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
September 30, 2019
Agricultural	$127,438	$16,027	$8,519	$—	$—	$151,984
Commercial and industrial	826,058	24,213	20,874	2	45	871,192
Commercial real estate:
Construction and development	284,223	10,854	1,509	—	—	296,586
Farmland	148,480	23,104	16,810	—	—	188,394
Multifamily	225,753	9,237	1,155	—	—	236,145
Commercial real estate-other	1,036,451	45,281	21,012	—	—	1,102,744
Total commercial real estate	1,694,907	88,476	40,486	—	—	1,823,869
Residential real estate:
One- to four- family first liens	406,413	3,898	5,711	172	—	416,194
One- to four- family junior liens	174,669	744	749	—	—	176,162
Total residential real estate	581,082	4,642	6,460	172	—	592,356
Consumer	85,118	—	188	21	—	85,327
Total	$3,314,603	$133,358	$76,527	$195	$45	$3,524,728

(in thousands)	Pass	Special Mention/ Watch	Substandard	Doubtful	Loss	Total
December 31, 2018
Agricultural	$74,126	$12,960	$9,870	$—	$—	$96,956
Commercial and industrial	499,042	13,583	20,559	4	—	533,188
Commercial real estate:
Construction and development	215,625	1,069	923	—	—	217,617
Farmland	72,924	4,818	11,065	—	—	88,807
Multifamily	133,310	1,431	—	—	—	134,741
Commercial real estate-other	766,702	38,275	21,186	—	—	826,163
Total commercial real estate	1,188,561	45,593	33,174	—	—	1,267,328
Residential real estate:
One- to four- family first liens	335,233	2,080	4,256	261	—	341,830
One- to four- family junior liens	118,146	426	1,477	—	—	120,049
Total residential real estate	453,379	2,506	5,733	261	—	461,879
Consumer	39,357	22	24	25	—	39,428
Total	$2,254,465	$74,664	$69,360	$290	$—	$2,398,779

Included within the special mention/watch, substandard, and doubtful categories at September 30, 2019 and December 31, 2018 are PCI loans totaling $14.4 million and $8.9 million, respectively.
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
The following table presents loans individually evaluated for impairment by class of receivable, as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$2,260	$2,765	$—	$1,999	$2,511	$—
Commercial and industrial	6,636	9,472	—	2,761	2,977	—
Commercial real estate:
Construction and development	—	—	—	84	84	—
Farmland	2,409	2,410	—	110	110	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,400	1,907	—	1,533	2,046	—
Total commercial real estate	3,809	4,317	—	1,727	2,240	—
Residential real estate:
One- to four- family first liens	347	347	—	617	644	—
One- to four- family junior liens	—	—	—	292	293	—
Total residential real estate	347	347	—	909	937	—
Consumer	21	21	—	24	24	—
Total	$13,073	$16,922	$—	$7,420	$8,689	$—
With an allowance recorded:
Agricultural	$1,694	$1,987	$147	$2,091	$2,097	$322
Commercial and industrial	4,880	5,006	2,749	6,196	8,550	2,159
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	642	670	138	2,123	2,123	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,928	3,958	841	4,107	4,365	2,021
Total commercial real estate	4,570	4,628	979	6,230	6,488	2,683
Residential real estate:
One- to four- family first liens	264	264	75	851	851	120
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	264	264	75	851	851	120
Consumer	—	—	—	—	—	—
Total	$11,408	$11,885	$3,950	$15,368	$17,986	$5,284
Total:
Agricultural	$3,954	$4,752	$147	$4,090	$4,608	$322
Commercial and industrial	11,516	14,478	2,749	8,957	11,527	2,159
Commercial real estate:
Construction and development	—	—	—	84	84	—
Farmland	3,051	3,080	138	2,233	2,233	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,328	5,865	841	5,640	6,411	2,021
Total commercial real estate	8,379	8,945	979	7,957	8,728	2,683
Residential real estate:
One- to four- family first liens	611	611	75	1,468	1,495	120
One- to four- family junior liens	—	—	—	292	293	—
Total residential real estate	611	611	75	1,760	1,788	120
Consumer	21	21	—	24	24	—
Total	$24,481	$28,807	$3,950	$22,788	$26,675	$5,284

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by class of receivable, during the stated periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$2,260	$11	$4,864	$71	$1,962	$—	$3,480	$180
Commercial and industrial	5,199	2	3,961	36	4,961	—	3,563	150
Commercial real estate:
Construction and development	—	—	84	—	—	—	84	—
Farmland	2,410	—	3,274	44	1,710	—	1,745	86
Multifamily	—	—	822	10	—	—	618	30
Commercial real estate-other	1,541	7	6,326	77	1,361	20	5,428	201
Total commercial real estate	3,951	7	10,506	131	3,071	20	7,875	317
Residential real estate:
One- to four- family first liens	347	—	2,578	34	260	—	1,942	53
One- to four- family junior liens	—	—	323	1	—	—	301	1
Total residential real estate	347	—	2,901	35	260	—	2,243	54
Consumer	21	—	4	—	16	—	2	—
Total	$11,778	$20	$22,236	$273	$10,270	$20	$17,163	$701
With an allowance recorded:
Agricultural	$1,527	$—	$1,974	$—	$1,378	$31	$2,108	$—
Commercial and industrial	4,577	16	8,905	43	3,386	—	7,778	89
Commercial real estate:
Construction and development	—	—	—	—	—	—	—	—
Farmland	649	—	2,123	—	586	5	1,584	—
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate-other	2,507	82	4,536	16	1,834	93	4,443	—
Total commercial real estate	3,156	82	6,659	16	2,420	98	6,027	—
Residential real estate:
One- to four- family first liens	265	2	963	9	266	7	969	27
One- to four- family junior liens	—	—	—	—	—	—	—	—
Total residential real estate	265	2	963	9	266	7	969	27
Consumer	—	—	—	—	—	—	—	—
Total	$9,525	$100	$18,501	$68	$7,450	$136	$16,882	$116
Total:
Agricultural	$3,787	$11	$6,838	$71	$3,340	$31	$5,588	$180
Commercial and industrial	9,776	18	12,866	79	8,347	—	11,341	239
Commercial real estate:
Construction and development	—	—	84	—	—	—	84	—
Farmland	3,059	—	5,397	44	2,296	5	3,329	86
Multifamily	—	—	822	10	—	—	618	30
Commercial real estate-other	4,048	89	10,862	93	3,195	113	9,871	201
Total commercial real estate	7,107	89	17,165	147	5,491	118	13,902	317
Residential real estate:
One- to four- family first liens	612	2	3,541	43	526	7	2,911	80
One- to four- family junior liens	—	—	323	1	—	—	301	1
Total residential real estate	612	2	3,864	44	526	7	3,212	81
Consumer	21	—	4	—	16	—	2	—
Total	$21,303	$120	$40,737	$341	$17,720	$156	$34,045	$817

The following table presents the contractual aging of the recorded investment in past due loans by class of receivable at September 30, 2019 and December 31, 2018:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
September 30, 2019
Agricultural	$2,842	$217	$798	$3,857	$148,127	$151,984
Commercial and industrial	2,252	487	6,140	8,879	862,313	871,192
Commercial real estate:
Construction and development	1,282	559	176	2,017	294,569	296,586
Farmland	342	303	3,846	4,491	183,903	188,394
Multifamily	794	—	—	794	235,351	236,145
Commercial real estate-other	604	1,237	2,919	4,760	1,097,984	1,102,744
Total commercial real estate	3,022	2,099	6,941	12,062	1,811,807	1,823,869
Residential real estate:
One- to four- family first liens	2,169	405	1,744	4,318	411,876	416,194
One- to four- family junior liens	395	—	140	535	175,627	176,162
Total residential real estate	2,564	405	1,884	4,853	587,503	592,356
Consumer	55	92	194	341	84,986	85,327
Total	$10,735	$3,300	$15,957	$29,992	$3,494,736	$3,524,728

Included in the totals above are the following purchased credit impaired loans	$70	$104	$5,150	$5,324	$18,222	$23,546

December 31, 2018
Agricultural	$97	$130	$248	$475	$96,481	$96,956
Commercial and industrial	2,467	9	4,475	6,951	526,237	533,188
Commercial real estate:
Construction and development	42	—	93	135	217,482	217,617
Farmland	44	—	529	573	88,234	88,807
Multifamily	—	—	—	—	134,741	134,741
Commercial real estate-other	436	2,655	1,327	4,418	821,745	826,163
Total commercial real estate	522	2,655	1,949	5,126	1,262,202	1,267,328
Residential real estate:
One- to four- family first liens	1,876	1,332	977	4,185	337,645	341,830
One- to four- family junior liens	406	114	474	994	119,055	120,049
Total residential real estate	2,282	1,446	1,451	5,179	456,700	461,879
Consumer	47	16	24	87	39,341	39,428
Total	$5,415	$4,256	$8,147	$17,818	$2,380,961	$2,398,779

Included in the totals above are the following purchased credit impaired loans	$295	$—	$—	$295	$16,714	$17,009

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

The following table sets forth the composition of the Company’s recorded investment in loans on nonaccrual status and past due 90 days or more and still accruing by class of receivable as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)	Nonaccrual	Loans Past Due 90 Days or More and Still Accruing	Non-Accrual	Loans Past Due 90 Days or More and Still Accruing
Agricultural	$2,481	$—	$1,622	$—
Commercial and industrial	12,020	—	9,218	—
Commercial real estate:
Construction and development	632	—	99	—
Farmland	8,081	—	2,751	—
Multifamily	—	—	—	—
Commercial real estate-other	5,337	—	4,558	—
Total commercial real estate	14,050	—	7,408	—
Residential real estate:
One- to four- family first liens	2,734	236	1,049	341
One- to four- family junior liens	368	—	465	24
Total residential real estate	3,102	236	1,514	365
Consumer	315	—	162	—
Total	$31,968	$236	$19,924	$365

As of September 30, 2019, the Company had no commitments to lend additional funds to borrowers who have a nonperforming loan.
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

For purchased non-credit impaired loans, the accretable discount is the discount applied to the expected cash flows of the portfolio to account for the differences between the interest rates at acquisition and rates currently expected on similar portfolios in the marketplace. As the accretable discount is accreted to interest income over the expected average life of the portfolio, the result will be interest income on loans at the estimated current market rate. We record a provision for the acquired portfolio as the loans acquired renew and the discount is accreted. At acquisition, purchased non-credit impaired loans acquired in the ATBancorp transaction had contractually required principal payments of $1.15 billion and an accretable discount of $25.5 million.
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

The following table summarizes the outstanding balance and carrying amount of our PCI loans as of the dates indicated:

	September 30, 2019	December 31, 2018
(in thousands)
Agricultural	$1,000	$—
Commercial and industrial	595	165
Commercial real estate	20,533	13,600
Residential real estate	4,465	4,172
Consumer	60	—
Outstanding balance	26,653	17,937
Carrying amount	23,546	17,009
Allowance for loan losses	1,118	1,197
Carrying amount, net of allowance for loan losses	$22,428	$15,812
PCI loans acquired by the Company during the current period are not accounted under the ASC 310-30 income recognition model described above because the Company cannot reasonably estimate cash flows expected to be collected. The following table summarizes the carrying amounts of such loans:

Nine Months Ended September 30,
2019
(in thousands)
Loans acquired during the period	$12,116
Loans at end of period	7,800

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$3,384	$3,654	$3,840	$4,304
Accretion	(156)	(223)	(612)	(873)
Balance at end of period	$3,228	$3,431	$3,228	$3,431

6.    Derivatives, Hedging Activities and Balance Sheet Offsetting
The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of the dates indicated. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	As of September 30, 2019			As of December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$16,842	$—	$1,637	$8,927	$—	$223

Derivatives not designated as hedging instruments:
Interest rate swaps	$66,863	$2,403	$2,667	$13,830	$321	$359
RPAs	14,811	38	175	10,112	—	85
Total derivatives not designated as hedging instruments	$81,674	$2,441	$2,842	$23,942	$321	$444

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
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value hedges are recorded	$(1)	$—	$—	$—	$(2)	$—	$(1)	$—

The effects of fair value hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	617	—	(126)	—	1,412	—	(101)	—
Derivative designated as hedging instruments	(618)	—	126	—	(1,414)	—	100	—

As of September 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$18,478	$1,633

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps -The Company enters into interest rate derivatives, including interest rate swaps with its customers to allow them to hedge against the risk of rising interest rates by providing fixed rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties, with one designated as a central counterparty. The following table represents the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of the dates indicated.

September 30, 2019
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$33,432	$2,403	$—	$33,432	$—	$2,667

December 31, 2018
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$6,915	$321	$—	$6,915	$—	$359

Credit Risk Participation Agreements -The Company enters into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table represents the notional amounts and the gross fair values of RPAs purchased and sold outstanding as of the dates indicated.

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
RPAs - protection sold	$4,758	$38	$—	$—	$—	$—
RPAs - protection purchased	10,053	—	175	10,112	—	85
Total RPAs	$14,811	$38	$175	$10,112	$—	$85
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2019	2018	2019	2018
Interest rate swaps	Other income	$(96)	$—	$(226)	$(20)
RPAs	Other income	(24)	147	(148)	147
Total		$(120)	$147	$(374)	$127

Offsetting of Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Assets (Liabilities)
As of September 30, 2019
Asset Derivatives	$2,442	$—	$2,442	$—	$—	$2,442

Liability Derivatives	(4,479)	—	(4,479)	—	(4,620)	141

As of December 31, 2018
Asset Derivatives	$321	$—	$321	$—	$—	$321

Liability Derivatives	(667)	—	(667)	—	(530)	(137)

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

As of September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.5 million. As of September 30, 2019, the Company had minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $4.6 million of collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $4.5 million.
The following table presents the class of collateral pledged for repurchase agreements as well as the remaining contractual maturity of the repurchase agreements:

	Remaining Contractual Maturity of the Agreements
September 30, 2019	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
	(in thousands)
Class of collateral pledged for repurchase agreements:
U.S. government agency and government-sponsored enterprise MBS and CMO	$129,401	$—	$—	$—	$129,401

Gross amount of recognized liabilities for repurchase agreements					$129,401
Amounts related to agreements not included in offsetting disclosure					$—

The collateral utilized for the Company’s repurchase agreements is subject to market fluctuations as well as prepayment of principal. The Company monitors the risk of the fair value of its pledged collateral falling below acceptable amounts based on the type of the underlying repurchase agreement. The pledged collateral related to the Company’s $129.4 million sweep repurchase agreements, which mature on an overnight basis, is monitored on a daily basis as the underlying sweep accounts can have frequent transaction activity and the amount of pledged collateral is adjusted as necessary.

7.    Goodwill and Intangible Assets
In accordance with the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis on October 1 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. No impairment loss was recognized during the nine months ended September 30, 2019. The carrying amount of goodwill was $93.3 million at September 30, 2019 and $64.7 million at December 31, 2018. The increase of $28.6 million in goodwill was due to the ATBancorp merger.
Finite-lived intangible assets are amortized on an accelerated basis over the estimated life of the assets. Such assets are evaluated for impairment if events and circumstances indicate a possible impairment. As part of the ATBancorp acquisition, the Company acquired a core deposit intangible with an assigned amount of $23.5 million and an 8-year life as well as a trust customer relationship intangible with an assigned amount of $4.3 million and a 6-year life.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount as of the dates indicated:

(in thousands)	Insurance Agency Intangible	Core Deposit Intangible	Indefinite-Lived Trade Name Intangible	Finite-Lived Trade Name Intangible	Customer List Intangible	Total
September 30, 2019
Gross carrying amount	$1,320	$46,436	$7,040	$1,380	$4,740	$60,916
Accumulated amortization	(1,320)	(24,153)	—	(947)	(861)	(27,281)
Net carrying amount	$—	$22,283	$7,040	$433	$3,879	$33,635

December 31, 2018
Gross carrying amount	$1,320	$18,206	$7,040	$1,380	$455	$28,401
Accumulated amortization	(1,210)	(16,233)	—	(824)	(259)	(18,526)
Net carrying amount	$110	$1,973	$7,040	$556	$196	$9,875

The following table provides the aggregate and estimated aggregate amortization expense of amortized intangible assets for the periods indicated:

(in thousands)	Amount
Aggregate Amortization Expense
For the year ended December 31, 2018	$2,296
For the nine months ended September 30, 2019	$3,965
Estimated Amortization Expense
For the year ending December 31,
2020	$6,727
2021	$5,246
2022	$4,280
2023	$3,349
2024	$2,423
8.    Other Assets
The following table presents the detail of our other assets as of the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
Cash surrender value of BOLI	$81,124	$60,989
FHLB stock	15,838	14,678
Mortgage servicing rights	6,754	2,803
Deferred tax asset, net	4,104	8,273
Operating lease ROU assets, net	3,824	—
Equity securities	2,836	2,737
Assets held for sale	539	—
Taxes receivable	840	2,361
Other receivables/assets	28,623	23,261
	$144,482	$115,102

The increase in mortgage servicing rights and the cash surrender value of BOLI in 2019 was due to the acquisition of ATBancorp by the Company. See Note 3. “Business Combinations” for further details.
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
The increase in the operating lease ROU assets in 2019 was due to the adoption of ASU 2016-01 effective January 1, 2019. See Note 18. “Leases” for further details.
At September 30, 2019, the Company transferred a former Minnesota bank branch facility to assets held for sale. The value shown above reflects the building’s fair value less estimated selling costs.
As of September 30, 2019, the Company owned $0.4 million of equity investments in banks and financial service-related companies, and $2.5 million of mutual funds invested in debt securities and other debt instruments that will cause units of the fund to be deemed to be qualified under the CRA. Both realized and unrealized net gains and losses on equity investments are required to be recognized in the consolidated statements of income. A breakdown between net realized and unrealized gains and losses is provided below. These net changes are included in the other line item in the noninterest income section of the consolidated statements of income.
The following table presents the net gains and losses on equity investments during the three and nine months ended September 30, 2019 and 2018, disaggregated into realized and unrealized gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net gains (losses) recognized	$20	$(10)	$101	$(34)
Less: Net gains (losses) recognized due to sales	—	—	—	—
Unrealized gains (losses) on securities still held at the reporting date	$20	$(10)	$101	$(34)

9.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

	September 30, 2019	December 31, 2018
(in thousands)
Noninterest-bearing deposits	$673,777	$439,133
Interest checking deposits	924,861	683,894
Money market deposits	763,661	555,839
Savings deposits	389,606	210,416
Time deposits under $250,000	685,409	532,395
Time deposits of $250,000 or more	272,398	191,252
Total deposits	$3,709,712	$2,612,929

The Company had $6.6 million and $8.6 million in brokered time deposits through the CDARS program as of September 30, 2019 and December 31, 2018, respectively. Included in money market deposits at September 30, 2019 and December 31, 2018 were $15.0 million and $23.7 million, respectively, of brokered deposits in the ICS program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

10.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	September 30, 2019		December 31, 2018
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	1.20%	$129,401	1.00%	$74,522
Federal Home Loan Bank advances	2.09	25,700	2.60	56,900
Total	1.35%	$155,101	1.69%	$131,422

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
The Bank has unsecured federal funds lines totaling $170.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either September 30, 2019 or December 31, 2018.
At September 30, 2019 and December 31, 2018, the Company had no borrowings through the Federal Reserve Discount Window, while the financing capacity was $11.7 million as of September 30, 2019 and $11.4 million as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the Bank had municipal securities pledged with a market value of $13.0 million and $12.7 million, respectively, as collateral for the Federal Reserve financing arrangement.
On April 30, 2015, the Company entered into a credit agreement with a correspondent bank under which the Company could borrow up to $5.0 million from an unsecured revolving loan. Interest was payable at a rate of one-month LIBOR plus 2.00%. The credit agreement was amended on April 29, 2019 such that, commencing April 30, 2019, the revolving commitment amount was increased to $10.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. The revolving loan matures on April 30, 2020. The Company had no balance outstanding under this revolving loan as of September 30, 2019.

11.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed the junior subordinated notes issued to ATBancorp Statutory Trust I and ATBancorp Statutory Trust II. The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

	Face Value	Book Value	Rate Index	Rate	Maturity Date	Callable Date
(in thousands)
September 30, 2019
ATBancorp Statutory Trust I	$7,732	$6,805	Three-month LIBOR + 1.68%	3.80%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,781	Three-month LIBOR + 1.65%	3.77%	06/15/2037	06/15/2012
Central Bancshares Capital Trust II	7,217	6,770	Three-month LIBOR + 3.50%	5.62%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,723	Three-month LIBOR + 2.15%	4.31%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.71%	12/15/2037	12/15/2012
Total	$44,847	$41,543

	Face Value	Book Value	Rate Index	Rate	Maturity Date	Callable Date
(in thousands)
December 31, 2018
Central Bancshares Capital Trust II	$7,217	$6,730	Three-month LIBOR + 3.50%	6.29%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,694	Three-month LIBOR + 2.15%	4.97%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.38%	12/15/2037	12/15/2012
Total	$24,743	$23,888

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.8 million of subordinated debentures. These debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually on May 15th and September 15th. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. The debentures constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. Beginning on the fifth anniversary preceding the maturity date of each debenture, we were required to begin amortizing the amount of the debentures that may be treated as Tier 2 capital. Specifically, we will lose Tier 2 treatment for 20% of the amount of the debentures in each of the final five years preceding maturity, such that during the final year, we will not be permitted to treat any portion of the debentures as Tier 2 capital. At September 30, 2019, we were permitted to treat 60% of the debentures as Tier 2 capital.

Other Long-Term Debt

	September 30, 2019		December 31, 2018
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$1,254	8.89%	$1,338
FHLB term borrowings	2.35	155,727	2.45	136,000
Other long-term debt	3.84	35,250	4.13	7,500
Total	2.67%	$192,231	2.60%	$144,838

The Company utilizes FHLB borrowings as a funding source to supplement customer deposits and to assist in managing interest rate risk. As a member of the FHLB of Des Moines, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 5. “Loans Receivable and the Allowance for Loan Losses” of the notes to the consolidated financial statements.
On April 30, 2019, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. Quarterly principal and interest payments began June 30, 2019 and, as of September 30, 2019, $31.5 million of that note was outstanding.

See Note 18. “Leases” to our consolidated financial statements for additional information related to our finance lease obligation.
12.    Income Taxes
Income tax expense for the three and nine months ended September 30, 2019 and 2018 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$3,267	21.0%	$1,803	21.0%	$8,111	21.0%	$6,016	21.0%
Tax-exempt interest	(791)	(5.1)	(468)	(5.4)	(1,732)	(4.5)	(1,459)	(5.0)
Bank-owned life insurance	(108)	(0.7)	(84)	(1.0)	(289)	(0.7)	(257)	(0.9)
State income taxes, net of federal income tax benefit	833	5.4	445	5.2	2,063	5.3	1,540	5.4
Non-deductible acquisition expenses	5	—	124	1.4	167	0.5	124	0.4
General business credits	41	0.3	(22)	(0.2)	13	—	(62)	(0.2)
Other	9	—	8	—	31	0.1	19	—
Total income tax expense	$3,256	20.9%	$1,806	21.0%	$8,364	21.7%	$5,921	20.7%

13.    Earnings per Share
Basic per share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Basic earnings per common share computation
Numerator:
Net income	$12,300	$6,778	$30,259	$22,727
Denominator:
Weighted average shares outstanding	16,200,667	12,221,107	14,434,411	12,220,673
Basic earnings per common share	$0.76	$0.55	$2.10	$1.86

Diluted earnings per common share computation
Numerator:
Net income	$12,300	$6,778	$30,259	$22,727
Denominator:
Weighted average shares outstanding, including all dilutive potential shares	16,214,562	12,239,864	14,444,732	12,237,462
Diluted earnings per common share	$0.76	$0.55	$2.09	$1.86

14.    Regulatory Capital Requirements and Restrictions on Subsidiary Cash
The Company (on a consolidated basis) and the Bank are subject to the Basel III Rules and the Dodd-Frank Act. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion which are not publicly traded companies). As of September 30, 2019, the Bank was “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a Total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was fully phased in at 2.5% on January 1, 2019. At September 30, 2019, the Company’s institution-specific capital conservation buffer necessary to avoid limitations on distributions and discretionary bonus payments was 2.65%, while the Bank’s was 3.00%.

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2019
Consolidated:
Total capital/risk based assets	$454,424	10.65%	$447,979	10.50%	N/A	N/A
Tier 1 capital/risk based assets	416,391	9.76	362,649	8.50	N/A	N/A
Common equity tier 1 capital/risk based assets	374,848	8.79	298,652	7.00	N/A	N/A
Tier 1 capital/adjusted average assets	416,391	9.26	179,927	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$468,271	11.00%	$447,023	10.50%	$425,736	10.00%
Tier 1 capital/risk based assets	436,739	10.26	361,876	8.50	340,589	8.00
Common equity tier 1 capital/risk based assets	436,739	10.26	298,015	7.00	276,728	6.50
Tier 1 capital/adjusted average assets	436,739	9.72	179,680	4.00	224,600	5.00
At December 31, 2018
Consolidated:
Total capital/risk based assets	$342,054	12.23%	$276,283	9.875%	N/A	N/A
Tier 1 capital/risk based assets	312,747	11.18	220,327	7.875	N/A	N/A
Common equity tier 1 capital/risk based assets	288,859	10.32	178,360	6.375	N/A	N/A
Tier 1 capital/adjusted average assets	312,747	9.73	128,531	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk based assets	$333,074	11.94%	$275,468	9.875%	$278,955	10.00%
Tier 1 capital/risk based assets	303,767	10.89	219,677	7.875	223,164	8.00
Common equity tier 1 capital/risk based assets	303,767	10.89	177,833	6.375	181,320	6.50
Tier 1 capital/adjusted average assets	303,767	9.47	128,259	4.000	160,324	5.00
(1) Includes a capital conservation buffer of 1.875%, at December 31, 2018 and 2.50% at September 30, 2019.
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
The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $17.1 million and $14.9 million as of September 30, 2019 and December 31, 2018, respectively.

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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	September 30, 2019	December 31, 2018
(in thousands)
Commitments to extend credit	$924,227	$521,270
Commitments to sell loans	7,906	666
Standby letters of credit	37,859	16,709
Total	$969,992	$538,645

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
Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 69% of the loans are real estate loans and approximately 10% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 5. “Loans Receivable and the Allowance for Loan Losses”. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled $125.9 million and $49.9 million, respectively, as of September 30, 2019. The amount of investment securities issued by any one individual municipality did not exceed $5.0 million.

16.    Fair Value of Financial Instruments and Fair Value Measurements
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
The following tables present information on the assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of September 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$456	$—	$456	$—
State and political subdivisions	112,209	—	112,209	—
Mortgage-backed securities	24,296	—	24,296	—
Collateralized mortgage obligations	213,044	—	213,044	—
Corporate debt securities	153,273	—	153,273	—
Total available for sale debt securities	$503,278	$—	$503,278	$—
Equity securities	2,836	2,836	—	—
Derivatives:
Interest rate swaps	2,403	—	2,403	—
RPAs	38	—	38	—
Total derivative assets	$2,441	$—	$2,441	$—

Liabilities:
Derivatives:
Interest rate swaps	$4,304	$—	$4,304	$—
RPAs	175	—	175	—
Total derivative liabilities	$4,479	$—	$4,479	$—

	Fair Value Measurements as of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$5,495	$—	$5,495	$—
State and political subdivisions	121,901	—	121,901	—
Mortgage-backed securities	50,653	—	50,653	—
Collateralized mortgage obligations	169,928	—	169,928	—
Corporate debt securities	66,124	—	66,124	—
Total debt securities available for sale	$414,101	$—	$414,101	$—
Equity securities	2,737	2,737	—	—
Derivatives:
Interest rate swaps	321	—	321	—

Liabilities:
Derivatives:
Interest rate swaps	$582	$—	$582	$—
RPAs	85	—	85	—
Total derivative liabilities	$667	$—	$667	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

Changes in the fair value of AFS debt securities are included in other comprehensive income, and changes in the fair value of equity securities are included in noninterest income.
The following tables present assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurements as of September 30, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of related allowance	$7,458	$—	$—	$7,458
Foreclosed assets, net	$4,366	$—	$—	$4,366

	Fair Value Measurements as of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net of related allowance	$10,084	$—	$—	$10,084
Foreclosed assets, net	$535	$—	$—	$535

The following table presents the valuation technique and unobservable inputs for Level 3 assets measured at fair value as of the date indicated:

	September 30, 2019
(dollars in thousands)	Fair Value	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Impaired loans, net of related allowance	$7,458	Third party appraisal	Appraisal discount	NM *	-	NM *	NM *
Foreclosed assets, net	$4,366	Third party appraisal	Appraisal discount	NM *	-	NM *	NM *
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
The following tables summarize the carrying amount and estimated fair value of selected financial instruments as of the dates indicated:

	September 30, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,667	$86,667	$86,667	$—	$—
Equity securities	2,836	2,836	2,836	—	—
Debt securities available for sale	503,278	503,278	—	503,278	—
Debt securities held to maturity	190,309	193,337	—	193,337	—
Loans held for sale	7,906	8,028	—	8,028	—
Loans held for investment, net	3,493,196	3,462,456	—	—	3,462,456
Interest and dividends receivable	18,544	18,544	18,544	—	—
Federal Home Loan Bank stock	15,838	15,838	—	15,838	—
Derivative assets	2,441	2,441	—	2,441	—
Financial liabilities:
Noninterest bearing deposits	673,777	673,777	673,777	—	—
Interest bearing deposits	3,035,935	3,035,745	2,078,128	957,617	—
Short-term borrowings	155,101	155,101	155,101	—	—
Finance lease liability	1,254	1,254	—	1,254	—
Federal Home Loan Bank borrowings	155,727	157,081	—	157,081	—
Junior subordinated notes issued to capital trusts	41,543	39,620	—	39,620	—
Subordinated debentures	10,903	11,099	—	11,099	—
Other long-term debt	35,250	35,250	—	35,250	—
Derivative liabilities	4,479	4,479	—	4,479	—

	December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,480	$45,480	$45,480	$—	$—
Equity securities	2,737	2,737	2,737	—	—
Debt securities available for sale	414,101	414,101	—	414,101	—
Debt securities held to maturity	195,822	192,564	—	192,564	—
Loans held for sale	666	678	—	678	—
Loans held for investment, net	2,369,472	2,343,654	—	—	2,343,654
Interest and dividends receivable	14,736	14,736	14,736	—	—
Federal Home Loan Bank stock	14,678	14,678	—	14,678	—
Derivative assets	321	321	—	321	—
Financial liabilities:
Noninterest bearing deposits	439,133	439,133	439,133	—	—
Interest bearing deposits	2,173,796	2,166,518	1,450,149	716,369	—
Short-term borrowings	131,422	131,422	131,422	—	—
Capital lease liability	1,338	1,338	—	1,338	—
Federal Home Loan Bank borrowings	136,000	134,995	—	134,995	—
Junior subordinated notes issued to capital trusts	23,888	21,215	—	21,215	—
Other long-term debt	7,500	7,500	—	7,500	—
Derivative liabilities	667	667	—	667	—

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
Gains/Losses on Sales of Foreclosed Assets
Gain or loss from the sale of foreclosed assets occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed asset sales for the nine months ended September 30, 2019 and September 30, 2018 were not financed by the Bank.
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.
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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated balance sheet.

(in thousands)		September 30, 2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$3,824
Finance lease right-of-use asset	Premises and equipment, net	661
Total right-of-use assets		$4,485

Lease Liabilities
Operating lease liability	Other liabilities	$4,717
Finance lease liability	Long-term debt	1,254
Total lease liabilities		$5,971

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
The following table presents the weighted-average remaining term and weighted-average discount rate for both operating and finance leases as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term
Operating leases	9.61 years
Finance lease	6.92 years
Weighted-average discount rate
Operating leases	4.06%
Finance lease	8.89%
The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2019	2019
Lease Costs
Operating lease cost	$303	$755
Variable lease cost	52	118
Interest on lease liabilities (1)	28	85
Amortization of right-of-use assets	24	72
Net lease cost	$407	$1,030

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$524	$1,354
Operating cash flows from finance lease	41	124
Finance cash flows from finance lease	28	83

Right-of-use assets obtained in exchange for new operating lease liabilities	49	5,319
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2019	$57	$264
December 31, 2020	231	974
December 31, 2021	235	883
December 31, 2022	240	778
December 31, 2023	245	712
Thereafter	676	2,557
Total future minimum lease payments	$1,684	$6,168

Lease liability	1,254	4,717
Amounts representing interest	$430	$1,451

19.    Operating Segments
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

20.    Subsequent Events
On October 22, 2019, the board of directors of the Company declared a cash dividend of $0.2025 per share payable on December 16, 2019 to shareholders of record as of the close of business on December 2, 2019.
Pursuant to the Company’s share repurchase program approved on August 20, 2019, the Company purchased 19,102 shares of common stock subsequent to September 30, 2019 and through November 5, 2019 for a total cost of $0.6 million inclusive of transaction costs, leaving $4.0 million remaining available under the program.
The Company has evaluated events that have occurred subsequent to September 30, 2019 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank (the “Bank”). The Bank has locations in central and eastern Iowa, the Twin Cities area of Minnesota, Wisconsin, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; and other banking services tailored for its commercial and retail customers. The Trust and Investment Service departments of the Bank administer estates, personal trusts, conservatorships, and pension and profit-sharing accounts along with providing brokerage and other investment management services to customers.
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
We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large national banks in our market areas. We have invested in infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market areas. We focus our efforts on core deposit generation, especially transaction accounts, and quality loan growth with an emphasis on growing commercial loan balances. We seek to maintain a disciplined pricing strategy on deposit generation that will allow us to compete for high quality loans while maintaining an appropriate spread over funding costs.
Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our interest-earning assets, such as loans and securities held for investment, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by noninterest income and expense, the provision for loan losses and income tax expense. Significant external factors that impact our results of operations include general economic and competitive conditions, as well as changes in market interest rates, government policies, and actions of regulatory authorities.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be attained for any other period.
Critical Accounting Estimates
Critical accounting estimates are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates relate to the ALLL, accounting for business combinations, goodwill and other intangible assets, and fair value of AFS investment securities, all of which involve significant judgment by our management. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the changes in our operating results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, unless otherwise noted. See Note 3. “Business Combinations” for more details regarding assets acquired and liabilities assumed.
For the quarter ended September 30, 2019, we earned net income of $12.3 million, which was an increase of $5.5 million from $6.8 million for the quarter ended September 30, 2018. The increase in net income was due primarily to a $17.1 million, or 65.7%, increase in net interest income, combined with a $2.0 million, or 32.4%, increase in noninterest income, partially offset by an $8.8 million, or 39.0%, increase in noninterest expense between the two comparable periods. Both basic and diluted earnings per common share for the third quarter of 2019 were $0.76, versus $0.55 for the third quarter of 2018. Our annualized return on average assets for the third quarter of 2019 was 1.06% compared with 0.83% in the third quarter of 2018. Our annualized return on average shareholders’ equity was 9.92% for the three months ended September 30, 2019 compared with 7.72% for the three months ended September 30, 2018. The annualized return on average tangible equity was 15.57% for the third quarter of 2019 compared with 10.42% for the same period in 2018.
The following table presents selected financial results and measures as of and for the quarters ended September 30, 2019 and 2018.

	As of and for the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2019	2018
Net Income	$12,300	$6,778
Average Assets	4,620,531	3,258,283
Average Shareholders’ Equity	491,750	348,131
Return on Average Assets*	1.06%	0.83%
Return on Average Shareholders’ Equity*	9.92	7.72
Return on Average Tangible Equity*(1)	15.57	10.42
Total Equity to Assets (end of period)	10.71	10.69
Tangible Equity to Tangible Assets (end of period)(1)	8.21	8.59
Book Value per Share	$30.77	$28.57
Tangible Book Value per Share(1)	22.93	22.43
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We disclose certain non-GAAP ratios, including return on average tangible equity, the ratio of tangible equity to tangible assets, and tangible book value per share, as we believe these measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally. These metrics focus on the core business of the Company by removing the effects of goodwill and other intangibles.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents for the periods indicated:

	For the Three Months Ended September 30,
(dollars in thousands)	2019	2018
Net Income:
Net income	$12,300	$6,778
Plus: Intangible amortization, net of tax (1)	1,937	410
Adjusted net income	$14,237	$7,188
Average Tangible Equity:
Average total shareholders’ equity	$491,750	$348,131
Less: Average intangibles, net	(128,963)	(75,292)
Average tangible equity	$362,787	$272,839
Return on Average Tangible Equity (annualized)	15.57%	10.42%
(1) Computed assuming a combined marginal income tax rate of 25%.

	As of September 30,
(dollars in thousands, except per share amounts)	2019	2018
Tangible Equity:
Total shareholders’ equity	$497,885	$349,189
Less: Intangible assets, net	(126,893)	(75,032)
Tangible equity	$370,992	$274,157
Tangible Assets:
Total assets	$4,648,287	$3,267,965
Less: Intangible assets, net	(126,893)	(75,032)
Tangible assets	$4,521,394	$3,192,933
Common shares outstanding	16,179,734	12,221,107
Tangible Book Value Per Share	$22.93	$22.43
Tangible Equity/Tangible Assets	8.21%	8.59%

Net Interest Income
Net interest income is the difference between interest income, including certain fees, earned from interest-earning assets and interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is net interest income as a percentage of average interest-earning assets.
Certain assets with tax favorable attributes are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21%. Tax-favorable assets generally have lower contractual yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax-favorable assets. After factoring in the tax-favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.
Net interest income of $43.3 million for the third quarter of 2019 was up $17.1 million, or 65.7%, from $26.1 million for the third quarter of 2018. An increase in interest income of $21.9 million, or 67.9%, was partially offset by increased interest expense of $4.7 million, or 77.4%. Loan interest income increased $21.1 million, or 75.1%, to $49.2 million for the third quarter of 2019 compared to the third quarter of 2018, as a $1.2 billion, or 48.5%, increase in average loan balances between the two periods was augmented by a 85 basis point increase in loan yield. Merger-related loan purchase discount accretion saw an increase of $6.6 million to $7.2 million for the third quarter of 2019 and drove 71 basis points of the increased loan yield. Interest income from investment securities was $4.8 million for the third quarter of 2019, up $0.7 million from the third quarter of 2018.
Interest expense increased $4.7 million, or 77.4%, to $10.8 million for the third quarter of 2019, compared to $6.1 million for the same period in 2018, primarily due to an increase in the cost of interest-bearing deposits of 23 basis points and an increase in the average balance of $862.9 million between the two periods. Interest expense on borrowed funds was $2.6 million for the third quarter of 2019, up from $1.5 million for the third quarter of 2018, an increase of $1.1 million, or 75.0%. This increase resulted from an increase of 52 basis points in rate, combined with an increase in the average balance of borrowed funds to $388.7 million for the third quarter of 2019 compared to $277.7 million for the same period last year, an increase of $111.0 million, or 40.0%, between the comparative periods.
Our net interest margin for the third quarter of 2019, calculated on a fully tax-equivalent basis, was 4.15%, or 60 basis points higher than the net interest margin of 3.55% for the third quarter of 2018. The yield on loans increased 85 basis points due primarily to the benefit from loan purchase discount accretion. The tax equivalent yield on investment securities increased by 13 basis points. Combined, the resulting yield on interest-earning assets for the third quarter of 2019 was 81 basis points higher than the third quarter of 2018. The cost of deposits increased 23 basis points, reflecting competitive market pressures, while the average cost of borrowings was higher by 52 basis points for the third quarter of 2019, compared to the third quarter of 2018, reflecting higher costs from certain short-term borrowing as well as certain higher cost long-term debt assumed in the ATBancorp acquisition.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
Assets:
Loans, including fees (1)(2)	$3,526,149	$49,712	5.59%	$2,375,100	$28,358	4.74%
Taxable investment securities	471,180	3,376	2.84	409,816	2,715	2.63
Tax-exempt investment securities (2)	200,533	1,765	3.49	200,577	1,760	3.48
Total securities held for investment	671,713	5,141	3.04	610,393	4,475	2.91
Other	17,609	130	2.93	2,541	12	1.87
Total interest-earning assets	$4,215,471	$54,983	5.17%	$2,988,034	$32,845	4.36%

Other assets	405,060			270,249
Total assets	$4,620,531			$3,258,283

Liabilities and Shareholders’ Equity:
Interest checking deposits	$877,470	$1,398	0.63%	$672,502	$798	0.47%
Money market deposits	809,264	1,904	0.93	539,142	824	0.61
Savings deposits	392,298	463	0.47	214,124	63	0.12
Time deposits	939,480	4,473	1.89	729,795	2,940	1.60
Total interest-bearing deposits	3,018,512	8,238	1.08	2,155,563	4,625	0.85
Short-term borrowings	139,458	522	1.49	99,254	321	1.28
Long-term debt	249,226	2,058	3.28	178,435	1,153	2.56
Total borrowed funds	388,684	2,580	2.63	277,689	1,474	2.11
Total interest-bearing liabilities	$3,407,196	$10,818	1.26%	$2,433,252	$6,099	0.99%

Net interest spread(3)			3.91%			3.37%

Noninterest-bearing deposits	674,003			453,124
Other liabilities	47,582			23,776
Shareholders’ equity	491,750			348,131
Total liabilities and shareholders’ equity	$4,620,531			$3,258,283

Interest income/earning assets (2)	$4,215,471	$54,983	5.17%	$2,988,034	$32,845	4.36%
Interest expense/earning assets	$4,215,471	$10,818	1.02%	$2,988,034	$6,099	0.81%
Net interest margin (3)		$44,165	4.15%		$26,746	3.55%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$543			$270
Securities		364			365
Total tax equivalent adjustment		907			635
Net Interest Income		$43,258			$26,111

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loans fees was $(318) thousand and $(186) thousand for the three months ended September 30, 2019, and September 30, 2018, respectively. Accretion of unearned purchase discounts was $7.2 million and $605 thousand for the three months ended September 30, 2019 and September 30, 2018, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(3)	Tax equivalent.

The following table sets forth an analysis of volume and rate changes in tax-equivalent interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities for the periods indicated. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30,
	2019 Compared to 2018 Change due to
	Volume	Yield/Cost	Net
(in thousands)
Interest income:
Loans, including fees	$15,587	$5,767	$21,354
Taxable investment securities	431	230	661
Tax-exempt investment securities	(3)	8	5
Total securities held for investment	428	238	666
Other	108	10	118
Interest income	16,123	6,015	22,138
Interest expense:
Interest checking deposits	283	317	600
Money market deposits	528	552	1,080
Savings deposits	89	311	400
Time deposits	940	593	1,533
Total interest-bearing deposits	1,840	1,773	3,613
Short-term borrowings	143	58	201
Long-term debt	529	376	905
Total borrowed funds	672	434	1,106
Interest expense	2,512	2,207	4,719
Change in net interest income	$13,611	$3,808	$17,419
Percentage change in net interest income over prior period			65.1%
Interest income on loans on a tax-equivalent basis in the third quarter of 2019 increased $21.4 million, or 75.3%, compared with the same period in 2018. This increase includes the effect of the merger-related discount accretion of $7.2 million on loans for the third quarter of 2019 compared to $0.6 million of merger-related discount accretion for the third quarter of 2018. Average loans were $1.15 billion, or 48.5%, higher in the third quarter of 2019 compared with the third quarter of 2018, primarily resulting from the acquisition of ATBancorp. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was due primarily to the increase in average balance of loans between the third quarter of 2019 and the comparative period in 2018, augmented by an increase in the average yield on loans from 4.74% in the third quarter of 2018 to 5.59% in the third quarter of 2019. We expect the yield on new and renewing loans to remain relatively flat for the remainder of 2019 in the markets we serve due to a downward trend in overall interest rates and competitive pressures for quality credits.
Interest income on investment securities on a tax-equivalent basis totaled $5.1 million in the third quarter of 2019 compared with $4.5 million for the same period of 2018. The tax-equivalent yield on our investment portfolio in the third quarter of 2019 increased to 3.04% from 2.91% in the comparable period of 2018. The average balance of investment securities in the third quarter of 2019 was $671.7 million compared with $610.4 million in the third quarter of 2018, an increase of $61.3 million, or 10.0%.
Interest expense on deposits increased $3.6 million, or 78.1%, to $8.2 million in the third quarter of 2019 compared with $4.6 million in the same period of 2018. The increased interest expense on deposits was due to an increase in average balances of interest-bearing deposits for the third quarter of 2019 of $862.9 million compared with the same period in 2018 , mainly attributable to the acquisition of ATBancorp. There was an increase of 23 basis points in the weighted average rate paid on interest-bearing deposits to 1.08% in the third quarter of 2019, compared with 0.85% in the third quarter of 2018, which also contributed to increased expense on deposits.
Interest expense on borrowed funds of $2.6 million in the third quarter of 2019 was an increase of $1.1 million, or 75.0%, from $1.5 million in same period of 2018. Average borrowed funds for the third quarter of 2019 saw a $111.0 million increase compared with the same period in 2018. An increase in the level of borrowed funds, primarily due to the $70.8 million increase in the average volume of long-term debt combined with a $40.2 million increase in the average volume of short-term borrowings for the third quarter of 2019, compared to the same period in 2018, was enhanced by an increase in the weighted average rate on borrowed funds to 2.63% for the third quarter of 2019 compared with 2.11% for the third quarter of 2018. The increase in the weighted average rate was primarily due to the higher cost of debt assumed in the merger transaction.

Provision for Loan Losses
The provision for loan losses is based upon our allowance methodology and is a charge to income that, in our judgment, is required to maintain an adequate allowance for incurred loan losses at each period-end. In assessing the adequacy of the allowance, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience. However, there is no assurance that loan credit losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods.
We recorded a provision for loan losses of $4.3 million in the third quarter of 2019, an increase of $3.3 million, or 348.8%, from $1.0 million for the third quarter of 2018. The increase was primarily due to transitioning from the initial measurement of the ATBancorp acquired loans to our standard allowance methodology as well as renewal of acquired loans. Net loans charged off in the third quarter of 2019 totaled $1.4 million, compared to $0.5 million of net loans charged off in the third quarter of 2018.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
(dollars in thousands)
Investment services and trust activities	$2,339	$1,222	$1,117	91.4%
Service charges and fees	2,068	1,512	556	36.8
Card revenue	1,655	1,069	586	54.8
Loan revenue	991	891	100	11.2
Bank-owned life insurance	514	399	115	28.8
Insurance commissions	—	304	(304)	NM
Investment securities gains, net	23	192	(169)	(88.0)
Other	414	456	(42)	(9.2)
Total noninterest income	$8,004	$6,045	$1,959	32.4%
NM - Percentage change not considered meaningful.
Total noninterest income for the third quarter of 2019 increased $2.0 million, or 32.4%, to $8.0 million from $6.0 million in the third quarter of 2018. The increase was due primarily to additional fee income (investment services and trust activities, service charges and fees, and card revenue) earned as a result of the acquisition. Partially offsetting these increases, loan revenue included a $0.7 million negative valuation adjustment to the Company’s mortgage servicing rights. The decrease in insurance commissions was due to the sale of the assets of the Company’s MidWestOne Insurance subsidiary in the second quarter of 2019.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
(dollars in thousands)
Compensation and employee benefits	$17,426	$13,051	$4,375	33.5%
Occupancy expense of premises, net	2,294	2,643	(349)	(13.2)
Equipment	2,181	1,341	840	62.6
Legal and professional	1,996	1,861	135	7.3
Data processing	1,234	697	537	77.0
Marketing	1,167	672	495	73.7
Amortization of intangibles	2,583	547	2,036	372.2
FDIC insurance	(42)	393	(435)	(110.7)
Communications	489	341	148	43.4
Foreclosed assets, net	265	(131)	396	(302.3)
Other	1,849	1,207	642	53.2
Total noninterest expense	$31,442	$22,622	$8,820	39.0%

The following table shows the impact of merger-related expenses to the various components of noninterest expense for the periods indicated:

	Three Months Ended September 30,
	2019	2018
(dollars in thousands)
Merger-related expenses:
Compensation and employee benefits	$1,584	$—
Legal and professional	163	571
Data processing	567	17
Other	233	16
Total impact of merger-related expenses to noninterest expense	2,547	$604
Noninterest expense for the third quarter of 2019 was $31.4 million, an increase of $8.8 million, or 39.0%, from $22.6 million for the third quarter of 2018. Compensation and employee benefits increased for the third quarter of 2019 compared to the third quarter of 2018, primarily due to the merger, with the increase including $1.6 million of merger-related expenses. Amortization of intangibles for the third quarter of 2019 was $2.6 million, an increase of $2.0 million, or 372.2%, from $0.6 million for the third quarter of 2018, due primarily to additions from the merger. Data processing fees also rose primarily due to $0.6 million of merger-related expenses.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 20.9% for the third quarter of 2019, which was lower than the effective tax rate of 21.0% for the third quarter of 2018. Income tax expense was $3.3 million in the third quarter of 2019 compared to $1.8 million for the same period of 2018. The primary reason for the increase in income tax expense was a higher level of taxable income being realized in the third quarter of 2019 compared to the same period in 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the stated changes in our operating results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, unless otherwise noted. See Note 3. “Business Combinations” for more details regarding assets acquired and liabilities assumed.
For the nine months ended September 30, 2019, we earned net income of $30.3 million, compared with $22.7 million for the nine months ended September 30, 2018, an increase of 33.1%. The increase in net income was due primarily to a $25.4 million, or 32.2%, increase in net interest income, combined with a $4.8 million, or 27.5%, increase in noninterest income, partially offset by a $17.7 million, or 27.8%, increase in noninterest expense between the two comparable periods. Basic and diluted earnings per common share for the nine months ended September 30, 2019 were $2.10 and $2.09, respectively, versus $1.86 for both for the nine months ended September 30, 2018. Our annualized return on average assets for the first nine months of 2019 was 1.00% compared with 0.94% for the same period in 2018. Our annualized return on average shareholders’ equity was 9.37% for the nine months ended September 30, 2019 versus 8.84% for the nine months ended September 30, 2018. The annualized return on average tangible equity was 13.48% for the first nine months of 2019 compared with 11.96% for the same period in 2018.

The following table presents selected financial results and measures as of and for the nine months ended September 30, 2019 and 2018.

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2019	2018
Net Income	$30,259	$22,727
Average Assets	4,054,731	3,240,123
Average Shareholders’ Equity	431,907	343,825
Return on Average Assets*	1.00%	0.94%
Return on Average Shareholders’ Equity*	9.37	8.84
Return on Average Tangible Equity*(1)	13.48	11.96
Total Equity to Assets (end of period)	10.71	10.69
Tangible Equity to Tangible Assets (end of period)(1)	8.21	8.59
Book Value per Share	$30.77	$28.57
Tangible Book Value per Share(1)	22.93	22.43
* Annualized
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.
We disclose certain non-GAAP ratios, including return on average tangible equity, the ratio of tangible equity to tangible assets, and tangible book value per share, as we believe these measures provide investors with information regarding our financial condition and results of operations and how we evaluate them internally. These metrics focus on the core business of the Company by removing the effects of goodwill and other intangibles.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents for the periods indicated:

	For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Net Income:
Net income	$30,259	$22,727
Plus: Intangible amortization, net of tax (1)	2,974	1,345
Adjusted net income	$33,233	$24,072
Average Tangible Equity:
Average total shareholders’ equity	$431,907	$343,825
Less: Average intangibles, net	(102,224)	(75,799)
Average tangible equity	$329,683	$268,026
Return on Average Tangible Equity (annualized)	13.48%	11.96%
(1) Computed assuming a combined marginal income tax rate of 25%.

	As of September 30,
(dollars in thousands, except per share amounts)	2019	2018
Tangible Equity:
Total shareholders’ equity	$497,885	$349,189
Less: Intangible assets, net	(126,893)	(75,032)
Tangible equity	$370,992	$274,157
Tangible Assets:
Total assets	$4,648,287	$3,267,965
Less: Intangible assets, net	(126,893)	(75,032)
Tangible assets	$4,521,394	$3,192,933
Common shares outstanding	16,179,734	12,221,107
Tangible Book Value Per Share	$22.93	$22.43
Tangible Equity/Tangible Assets	8.21%	8.59%

Net Interest Income
Our net interest income for the nine months ended September 30, 2019, was $104.1 million, up $25.4 million, or 32.2%, from $78.7 million for the nine months ended September 30, 2018. Interest income saw an increase of $37.5 million, or 39.6% between the two periods. Loan interest income increased $36.1 million, or 44.0%, to $118.3 million for the first nine months of 2019 compared to the first nine months of 2018, primarily due to a $704.4 million, or 30.1%, increase in the average balance of loans between the two periods. Loan interest income also included the effect of an increase in the discount accretion related to the merger to $10.0 million for the nine months ended September 30, 2019, compared to $2.3 million for the nine months ended September 30, 2018. Interest income on investment securities rose $1.1 million, or 8.8%, to $13.8 million for the first nine months of 2019 compared to the first nine months of 2018 primarily due to a 20 basis point increase in the average yield between the comparative periods. These income increases were partially offset by an increase of $12.2 million, or 75.3%, in interest expense, to $28.3 million for the nine months ended September 30, 2019, compared to $16.2 million for the first nine months of 2018. Interest expense on deposits increased $9.5 million, or 78.1%, to $21.7 million for the nine months ended September 30, 2019 compared to $12.2 million for the nine months ended September 30, 2018, as the average rate for deposits increased 32 basis points, and the average balance of interest-bearing deposits increased $536.7 million, or 25.0%, between the two periods. Interest expense related to borrowings rose $2.7 million, or 66.8%, between the two periods, primarily due to a 64 basis point increase in the average cost for the first nine months of 2019 compared to the same period of 2018.
The Company’s net interest margin, calculated on a fully tax-equivalent basis, was 3.83% for the first nine months of 2019, up 22 basis points from the net interest margin of 3.61% for the same period in 2018. For the first nine months of 2019 compared with 2018, the tax equivalent loan yield increased 51 basis points, with an increase in the average balance of loans of $704.4 million, or 30.1%. This was coupled with a 20 basis point increase in the tax equivalent yield on a slightly higher level of average balance of investment securities, resulting in an overall 52 basis point increase in the yield on earning assets. On the liability side of the balance sheet, a 32 basis point increase in the cost of deposits was due primarily to deposits assumed in the merger. This, combined with an increase in the cost of borrowed funds of 64 basis points, were the primary factors in a 36 basis point increase in the cost of interest-bearing liabilities for the first nine months of 2019 compared to the same period of 2018.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated.

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Assets:
Loans, including fees (1)(2)	$3,043,772	$119,519	5.25%	$2,339,357	$82,910	4.74%
Taxable investment securities	448,407	9,592	2.86	434,537	8,253	2.54
Tax-exempt investment securities (2)	201,908	5,331	3.53	210,817	5,619	3.56
Total securities held for investment	650,315	14,923	3.07	645,354	13,872	2.87
Other	18,951	335	2.36	3,078	39	1.69
Total interest-earning assets	$3,713,038	$134,777	4.85%	$2,987,789	$96,821	4.33%

Other assets	341,693			252,334
Total assets	$4,054,731			$3,240,123

Liabilities and Shareholders’ Equity
Interest checking deposits	$766,343	$3,329	0.58%	$669,070	$2,008	0.40%
Money market deposits	760,115	5,729	1.01	538,723	1,990	0.49
Savings deposits	309,270	703	0.30	215,638	189	0.12
Time deposits	847,077	11,915	1.88	722,645	7,983	1.48
Total interest-bearing deposits	2,682,805	21,676	1.08	2,146,076	12,170	0.76
Short-term borrowings	124,433	1,479	1.59	105,223	941	1.20
Long-term debt	219,553	5,194	3.16	169,038	3,059	2.42
Total borrowed funds	343,986	6,673	2.59	274,261	4,000	1.95
Total interest-bearing liabilities	$3,026,791	$28,349	1.25%	$2,420,337	$16,170	0.89%

Net interest spread(3)			3.60%			3.44%

Demand deposits	557,708			455,521
Other liabilities	38,325			20,440
Shareholders’ equity	431,907			343,825
Total liabilities and shareholders’ equity	$4,054,731			$3,240,123

Interest income/earning assets (2)	$3,713,038	$134,777	4.85%	$2,987,789	$96,821	4.33%
Interest expense/earning assets	$3,713,038	$28,349	1.02%	$2,987,789	$16,170	0.72%
Net interest margin (3)		$106,428	3.83%		$80,651	3.61%

Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,262			$769
Securities		1,100			1,167
Total tax equivalent adjustment		2,362			1,936
Net Interest Income		$104,066			$78,715

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net deferred loan fees was $(670) thousand and $(526) thousand for the nine months ended September 30, 2019 and September 30, 2018, respectively. Accretion of unearned purchase discounts was $10.0 million and $2.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(2)	Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(3)	Tax equivalent.

The following table sets forth an analysis of volume and rate changes in tax-equivalent interest income and interest expense on our average interest-earning assets and average interest-bearing liabilities for the periods indicated. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Nine Months Ended September 30,
	2019 Compared to 2018 Change due to
(in thousands)	Volume	Yield/Cost	Net
Interest income:
Loans, including fees	$26,971	$9,638	$36,609
Taxable investment securities	270	1,069	1,339
Tax-exempt investment securities	(240)	(48)	(288)
Total securities held for investment	30	1,021	1,051
Other	274	22	296
Interest income	27,275	10,681	37,956
Interest expense:
Interest checking deposits	323	998	1,321
Money market deposits	1,044	2,695	3,739
Savings deposits	115	399	514
Time deposits	1,530	2,402	3,932
Total interest-bearing deposits	3,012	6,494	9,506
Short-term borrowings	194	344	538
Long-term debt	1,055	1,080	2,135
Total borrowed funds	1,249	1,424	2,673
Interest expense	4,261	7,918	12,179
Change in net interest income	$23,014	$2,763	$25,777
Percentage change in net interest income over prior period			32.0%
Interest income and fees on loans on a tax-equivalent basis increased $36.6 million, or 44.2%, in the first nine months of 2019 compared to the same period in 2018. This increase reflected purchase discount accretion for loans of $10.0 million in the first nine months of 2019, compared to $2.3 million in the first nine months of 2018. The increased income was also attributable to average loan balances increasing $704.4 million, or 30.1%, for the first nine months of 2019 compared to the same period in 2018, primarily due to loans acquired in the ATBancorp acquisition. The yield on loans in the first nine months of 2019 was 5.25%, an increase of 51 basis points over the first nine months of 2018. Loan purchase discount accounted for 31 basis points of that increase. The yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio.
Interest income on investment securities on a tax-equivalent basis totaled $14.9 million in the first nine months of 2019 compared with $13.9 million for the same period of 2018. The tax-equivalent yield on our investment portfolio for the first nine months of 2019 increased to 3.07% from 2.87% in the comparable period of 2018. The average balance of investment securities in the first nine months of 2019 was $650.3 million compared with $645.4 million in the first nine months of 2018, an increase of $5.0 million, or 0.8%.
Interest expense on deposits was $21.7 million for the first nine months of 2019 compared with $12.2 million for the same period in 2018. This increase was due to both increased deposit costs and volumes. Average interest-bearing deposits for the first nine months of 2019 increased $536.7 million, or 25.0%, compared with the same period in 2018. The weighted average rate on interest-bearing deposits was 1.08% for the first nine months of 2019 compared with 0.76% for the first nine months of 2018, an increase of 32 basis points, mainly attributable to the acquisition of ATBancorp.
Interest expense on borrowed funds in the first nine months of 2019 was $6.7 million, compared with $4.0 million for the same period in 2018, an increase of $2.7 million, or 66.8%. Average borrowed funds for the first nine months of 2019 were $69.7 million higher compared with the same period in 2018, primarily due to the higher average level of long-term debt of $50.5 million, or 29.9%, coupled with an increase in the average balance of short-term borrowings of $19.2 million, or 18.3%, for the first nine months of 2019 compared to the same period in 2018. The weighted average rate on borrowed funds for the first nine months of

2019 was 2.59%, an increase of 64 basis points from 1.95% for the first nine months of 2018.The increase in the weighted average rate was primarily due to the higher cost of debt assumed in the merger transaction.
Provision for Loan Losses
We recorded a provision for loan losses of $6.6 million in the first nine months of 2019, compared to $4.1 million for the same period of 2018, an increase of $2.5 million, or 61.8%. The increase was primarily due to transitioning from the initial measurement of the ATBancorp acquired loans to our standard allowance methodology as well as renewal of acquired loans. Net loans charged off in the first nine months of 2019 totaled $4.3 million compared with $0.8 million in the first nine months of 2018.
Noninterest Income
The following table outlines the amount of and changes to the various noninterest income line items as of the dates indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Investment services and trust activities	$5,619	$3,679	$1,940	52.7%
Service charges and fees	5,380	4,601	779	16.9
Card revenue	4,452	3,128	1,324	42.3
Loan revenue	2,032	2,738	(706)	(25.8)
Bank-owned life insurance	1,376	1,229	147	12.0
Insurance commissions	734	1,024	(290)	(28.3)
Investment securities gains, net	72	197	(125)	(63.5)
Other	2,545	823	1,722	209.2
Total noninterest income	$22,210	$17,419	$4,791	27.5%
In the first nine months of 2019, total noninterest income increased $4.8 million, or 27.5%, to $22.2 million from $17.4 million during the same period of 2018. This increase was due primarily to additional fee income (investment services and trust activities, service charges and fees, and card revenue) earned as a result of the acquisition. Further, other noninterest income reflected a gain of $1.1 million from the sale of assets of MidWestOne Insurance Services, Inc., completed in the second quarter of 2019, which caused a decrease in insurance commissions between the comparative periods. Partially offsetting these increases, loan revenue included a $1.3 million negative valuation adjustment to the Company’s mortgage servicing rights.
Noninterest Expense
The following table outlines the amount of and changes to the various noninterest expense line items as of the dates indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
Compensation and employee benefits	$46,414	$37,647	$8,767	23.3%
Occupancy expense of premises, net	6,300	6,431	(131)	(2.0)
Equipment	5,466	4,132	1,334	32.3
Legal and professional	6,252	3,614	2,638	73.0
Data processing	3,087	2,076	1,011	48.7
Marketing	2,642	1,982	660	33.3
Amortization of intangibles	3,965	1,793	2,172	121.1
FDIC insurance	762	1,104	(342)	(31.0)
Communications	1,208	1,011	197	19.5
Foreclosed assets, net	407	(25)	432	(1,728.0)
Other	4,596	3,671	925	25.2
Total noninterest expense	$81,099	$63,436	$17,663	27.8%

The following table shows the impact of merger-related expenses to the various components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
(dollars in thousands)
Merger-related expenses:
Compensation and employee benefits	$2,614	$—
Legal and professional	2,115	574
Data processing	812	17
Other	307	16
Total impact of merger-related expenses to noninterest expense	5,848	$607
Noninterest expense increased to $81.1 million for the nine months ended September 30, 2019, compared with $63.4 million for the nine months ended September 30, 2018, an increase of $17.7 million, or 27.8%. Compensation and employee benefits showed the greatest increase of $8.8 million, or 23.3%, from $37.6 million for the nine months ended September 30, 2018, to $46.4 million for the nine months ended September 30, 2019, primarily due to the merger and the inclusion of $2.6 million of merger-related expenses. Legal and professional fees increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, mainly due to expenses of $2.1 million related to the merger with ATBancorp. Data processing fees also rose primarily due to $0.8 million of merger-related expenses.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 21.7% for the first nine months of 2019, and 20.7% for the first nine months of 2018. Income tax expense increased to $8.4 million in the first nine months of 2019 compared with $5.9 million for the same period of 2018, primarily due to a higher level of taxable income being realized in the first nine months of 2019 than in the same period of 2018.

FINANCIAL CONDITION
Primarily as a result of the merger with ATBancorp, our total assets were $4.65 billion at September 30, 2019, an increase of $1.36 billion, or 41.2%, from December 31, 2018. Loans held for investment, net of unearned income, were $3.52 billion at September 30, 2019, an increase of $1.13 billion, or 46.9%, from $2.40 billion at December 31, 2018. Between these two dates, debt securities increased $83.7 million, or 13.7%, and cash and cash equivalents increased $41.2 million, or 90.6%. Total deposits at September 30, 2019, were $3.71 billion, an increase of $1.10 billion from December 31, 2018. Between December 31, 2018 and September 30, 2019, short-term borrowings rose $23.7 million, or 18.0%, while long-term debt increased $76.0 million, or 45.0%.
Debt Securities
Debt securities totaled $693.6 million at September 30, 2019, or 14.9% of total assets, an increase of $83.7 million from $609.9 million, or 18.6% of total assets, as of December 31, 2018. A total of $503.3 million of the debt securities were classified as AFS at September 30, 2019, compared to $414.1 million at December 31, 2018. As of September 30, 2019, the portfolio consisted mainly of MBS and CMOs (38.1%), obligations of states and political subdivisions (34.6%), corporate debt securities (27.2%), and obligations of U.S. government agencies (0.1%). Debt securities HTM were $190.3 million at September 30, 2019, compared to $195.8 million at December 31, 2018.

Loans
The composition of loans held for investment, net of unearned income was as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$151,984	4.3%	$96,956	4.1%
Commercial and industrial	871,192	24.7	533,188	22.2
Commercial real estate:
Construction and development	296,586	8.4	217,617	9.1
Farmland	188,394	5.4	88,807	3.7
Multifamily	236,145	6.7	134,741	5.6
Commercial real estate-other	1,102,744	31.3	826,163	34.4
Total commercial real estate	1,823,869	51.8	1,267,328	52.8
Residential real estate:
One- to four-family first liens	416,194	11.8	341,830	14.3
One- to four-family junior liens	176,162	5.0	120,049	5.0
Total residential real estate	592,356	16.8	461,879	19.3
Consumer	85,327	2.4	39,428	1.6
Loans held for investment, net of unearned income	$3,524,728	100.0%	$2,398,779	100.0%
Loans held for investment, net of unearned income increased $1.13 billion, or 46.9%, from a balance of $2.40 billion at December 31, 2018, to $3.52 billion at September 30, 2019. Due primarily to the effect of the ATBancorp merger, the mix of loans saw increases between December 31, 2018 and September 30, 2019 in all loan classes, with the increases primarily concentrated in commercial and industrial, commercial real estate-other, and multifamily loans. As of September 30, 2019, the largest category of loans was commercial real estate loans, comprising approximately 52% of the portfolio, of which 8% of total loans were construction and development, 7% of total loans were multifamily residential mortgages, and 5% of total loans were farmland. Commercial and industrial loans was the next largest category at 25% of total loans, followed by residential real estate loans at 17%, agricultural loans at 4%, and consumer loans at 2%. Included in these totals were $23.5 million, or 0.7% of the total loan portfolio, in PCI loans.
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
Premises and Equipment
As of September 30, 2019, premises and equipment totaled $91.2 million, an increase of $15.4 million, or 20.3%, from December 31, 2018, due primarily to the merger.
Goodwill and Other Intangible Assets
Goodwill was $93.3 million at September 30, 2019, an increase of $28.6 million, or 44.2%, from $64.7 million at December 31, 2018. Other intangible assets increased $23.8 million, or 240.6%, to $33.6 million at September 30, 2019 compared to $9.9 million at December 31, 2018. Both the increase in goodwill and in other intangible assets was due to the merger. See Note 7. “Goodwill and Intangible Assets” to our consolidated financial statements for additional information.
Foreclosed Assets, Net
Foreclosed assets, net were $4.4 million at September 30, 2019 and $0.5 million at December 31, 2018, an increase of $3.8 million, or 716.1%, primarily due to the merger.
Deposits
Total deposits as of September 30, 2019 were $3.71 billion, an increase of $1.10 billion from December 31, 2018, primarily due to the merger. The mix of deposits saw increases between December 31, 2018 and September 30, 2019 of $241.0 million, or 35.2%, in interest-bearing checking deposits, $234.6 million, or 53.4%, in non-interest-bearing demand deposits, $234.2 million, or 32.4%, in certificates of deposit, $207.8 million, or 37.4%, in money market deposits, and $179.2 million, or 85.2%, in savings deposits. Approximately 74.2% of our total deposits were considered “core” deposits as of September 30, 2019, compared to

72.3% at December 31, 2018. We consider core deposits to be the total of all deposits other than certificates of deposit. See Note 9. “Deposits” to our consolidated financial statements for additional information related to our deposits.
Debt
Short-Term Borrowings
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase rose $54.9 million, or 73.6%, to $129.4 million as of September 30, 2019, compared with $74.5 million as of December 31, 2018, primarily due to the merger. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts. See Note 10. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our securities sold under agreements to repurchase.
Federal Home Loan Bank Advances - FHLB advances were $25.7 million as of September 30, 2019, compared with $56.9 million as of December 31, 2018, a decrease of $31.2 million. The principal function of these funds is to maintain short-term liquidity. The decline in FHLB advances was due to the receipt of cash as part of the acquisition of ATBancorp. See Note 10. “Short-Term Borrowings” to our consolidated financial statements for additional information related to our FHLB advances.
Long-term Debt
Finance Lease Payable - The Company has one existing finance lease (previously referred to as a capital lease) for a branch location, with a present value liability balance of $1.3 million as of September 30, 2019, substantially unchanged from December 31, 2018. See Note 11. “Long-Term Debt” and Note 18. “Leases” to our consolidated financial statements for additional information related to our finance lease obligation.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.5 million as of September 30, 2019, an increase of $17.7 million, or 73.9% from $23.9 million at December 31, 2018, due primarily to the merger. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our junior subordinated notes.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.8 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our subordinated debentures.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $155.7 million as of September 30, 2019, compared with $136.0 million as of December 31, 2018, an increase of $19.7 million, or 14.5%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our FHLB borrowings.
Other Long-Term Debt - Other long-term debt consists of a $35.0 million unsecured note entered into on April 30, 2015, in connection with the merger with Central Bancshares, Inc., $3.8 million of which was outstanding as of September 30, 2019. On April 30, 2019, the Company entered into a $35.0 million unsecured note in connection with the ATBancorp acquisition, $31.5 million of which was outstanding at September 30, 2019. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our other long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of loans at September 30, 2019 and December 31, 2018:

(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Performing Troubled Debt Restructured	Total
September 30, 2019
Agricultural	$2,481	$—	$2,361	$4,842
Commercial and industrial	12,020	—	—	12,020
Commercial real estate:
Construction and development	632	—	—	632
Farmland	8,081	—	—	8,081
Multifamily	—	—	—	—
Commercial real estate-other	5,337	—	1,144	6,481
Total commercial real estate	14,050	—	1,144	15,194
Residential real estate:
One- to four- family first liens	2,734	236	1,056	4,026
One- to four- family junior liens	368	—	140	508
Total residential real estate	3,102	236	1,196	4,534
Consumer	315	—	—	315
Total	$31,968	$236	$4,701	$36,905

(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Performing Troubled Debt Restructured	Total
December 31, 2018
Agricultural	$1,622	$—	$2,502	$4,124
Commercial and industrial	9,218	—	492	9,710
Commercial real estate:
Construction and development	99	—	—	99
Farmland	2,751	—	—	2,751
Multifamily	—	—	—	—
Commercial real estate-other	4,558	—	1,227	5,785
Total commercial real estate	7,408	—	1,227	8,635
Residential real estate:
One- to four- family first liens	1,049	341	1,063	2,453
One- to four- family junior liens	465	24	—	489
Total residential real estate	1,514	365	1,063	2,942
Consumer	162	—	—	162
Total	$19,924	$365	$5,284	$25,573
Not included in the loans above as of September 30, 2019 and December 31, 2018, were PCI loans with an outstanding balance of $0.4 million and $0.3 million, respectively.

The following table presents a roll forward of nonperforming loans as of the dates indicated:

		90+ Days Past	Performing
		Due & Still	Troubled Debt
Nonperforming Loans	Nonaccrual	Accruing	Restructured	Total
(in thousands)
Balance at December 31, 2018	$19,924	$365	$5,284	$25,573
Loans placed on nonaccrual, restructured or 90+ days past due & still accruing	14,236	1,265	215	15,716
Established through acquisition	12,116	—	—	12,116
Repayments (including interest applied to principal)	(7,420)	(18)	(244)	(7,682)
Loans returned to accrual status or no longer past due	(1,243)	(962)	—	(2,205)
Charge-offs	(3,972)	—	—	(3,972)
Transfers to foreclosed assets	(1,673)	—	—	(1,673)
Transfers to 90+ days & still accruing	—	—	—	—
Transfers to nonaccrual	—	(414)	(554)	(968)
Balance at September 30, 2019	$31,968	$236	$4,701	$36,905
At September 30, 2019, net foreclosed assets totaled $4.4 million, up from $535 thousand at December 31, 2018, primarily due to the merger. As of September 30, 2019, the allowance for loan losses was $31.5 million, or 0.89% of loans held for investment, net of unearned income, compared with $29.3 million, or 1.22%, at December 31, 2018.
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
During the nine months ended September 30, 2019, the Company restructured fifteen loans by granting concessions to a borrower experiencing financial difficulties.
Allowance for Loan Losses
The ALLL is an accounting estimate of incurred credit losses in our loan portfolio at the balance sheet date. The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as measured by the Company’s credit loss estimation methodologies.
Our ALLL as of September 30, 2019 was $31.5 million, which was 0.89% of loans held for investment, net of unearned income, as of that date. This compares with an ALLL of $29.3 million as of December 31, 2018, which was 1.22% of loans held for investment, net of unearned income, as of that date. Gross charge-offs for the first nine months of 2019 totaled $5.2 million, while there were $0.8 million in recoveries of previously charged-off loans. The increase in the ALLL was primarily due to the application of the Company’s standard loss reserve factors to the agricultural portfolio loans and renewal of non-agricultural loans acquired in the merger. The ratio of annualized net loan charge offs to average loans for the first nine months of 2019 was 0.19% compared to 0.26% for the year ended December 31, 2018. As of September 30, 2019, the ALLL was 85.4% of nonperforming loans compared with 114.6% as of December 31, 2018. Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2019, the ALLL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ALLL and make additional provisions in future periods as deemed necessary.
The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls. The Bank reviews the ALLL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate to maintain adequate reserves. There were no changes to our ALLL calculation methodology during the first nine months of 2019. Classified and impaired loans are reviewed per the requirements of FASB ASC Topic 310.
We monitor the loan to value (“LTV”) ratio of all loans in our portfolio, and those loans in excess of internal and supervisory guidelines are presented to the Bank’s board of directors on a quarterly basis. At September 30, 2019, there were 24 owner-occupied 1-4 family loans with a LTV ratio of 100% or greater. In addition, there were 86 home equity loans without credit enhancement that had a LTV ratio of 100% or greater. We have the first lien on 3 of these equity loans, and other financial institutions have the first lien on the remaining 83. Additionally, there were 170 commercial real estate loans without credit enhancement that exceeded the supervisory LTV guidelines. No additional allocation of the ALLL is made for loans that exceed internal and supervisory guidelines.
We review all impaired and nonperforming loans individually on a quarterly basis to determine their level of impairment due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2019, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. The Bank’s board of directors has reviewed these credit relationships and determined that these loans and the risks associated with them were acceptable and did not represent any undue risk.
Capital Resources
Total shareholders’ equity was $497.9 million as of September 30, 2019, compared to $357.1 million as of December 31, 2018, an increase of $140.8 million, or 39.4%. This increase was primarily attributable to capital acquired from the ATBancorp merger of $113.7 million, net income of $30.3 million for the first nine months of 2019, and an $8.7 million increase in accumulated other comprehensive income due to market value adjustments on investment securities AFS. This increase was partially offset by the payment of $8.2 million in dividends on our common stock. In addition, there was a $3.4 million increase in treasury stock due to the repurchase of 147,627 shares of Company common stock at a cost of $4.1 million, partially offset by the issuance of 29,916 shares of Company common stock in connection with stock compensation plans during the first nine months of 2019. The total shareholders’ equity to total assets ratio was 10.71% at September 30, 2019, down from 10.85% at December 31, 2018. The tangible equity to tangible assets ratio (a non-GAAP financial measure) was 8.36% at September 30, 2019, compared with 8.80% at December 31, 2018. Book value was $30.77 per share at September 30, 2019, an increase from $29.32 per share at December 31, 2018. Tangible book value per share (a non-GAAP financial measure) was $23.40 at September 30, 2019, an increase from $23.25 per share at December 31, 2018.
Our Tier 1 capital to risk-weighted assets ratio was 9.76% as of September 30, 2019 and was 11.18% as of December 31, 2018. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2019, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 14. “Regulatory Capital Requirements and Restrictions on Subsidiary Cash” to our consolidated financial statements for additional information related to our capital.
On February 15, 2019, 39,100 restricted stock units were granted to certain officers of the Company. On May 15, 2019, 9,940 restricted stock units were granted to the directors of the Company. Additionally, during the first nine months of 2019, 32,810 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 2,894 shares were surrendered by grantees to satisfy tax requirements, and 8,190 nonvested restricted stock units were forfeited.
Liquidity
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. We had liquid assets (cash and cash equivalents) of $86.7 million as of September 30, 2019, compared with $45.5 million as of December 31, 2018. Interest-bearing deposits in banks at September 30, 2019, were $6.4 million, an increase of $4.7 million from $1.7 million at December 31, 2018. Debt securities classified as AFS, totaling $503.3 million and $414.1 million as of September 30, 2019 and December 31, 2018, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. Management believed that the Company had sufficient liquidity as of September 30, 2019 to meet the needs of borrowers and depositors.
Our principal sources of funds between December 31, 2018 and September 30, 2019 were sales and maturities of investment securities. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability. This includes fixed-rate FHLB borrowings that can at times be obtained at a more favorable cost than deposits of comparable maturity. We generally manage the pricing of our deposits to maintain a steady deposit base but from time to time may decide, as we have done in the past, not to pay rates on deposits as high as our competition.
As of September 30, 2019, we had $35.3 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our long-term debt. We also have $41.5 million of indebtedness payable under junior subordinated notes issued to subsidiary trusts that issued trust preferred securities in pooled offerings, and $10.8 million payable under subordinated debentures. See Note 11. “Long-Term Debt” to our consolidated financial statements for additional information related to our junior subordinated notes.
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
Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. As of September 30, 2019, outstanding commitments to extend credit totaled approximately $924.2 million.
Commitments under standby and performance letters of credit outstanding totaled $37.9 million as of September 30, 2019. We do not anticipate any losses as a result of these transactions, and expect to have sufficient liquidity to fulfill outstanding credit commitments and letters of credit.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. At September 30, 2019, there was $7.9 million of mandatory commitments with investors to sell residential mortgage loans. We do not anticipate any losses as a result of these transactions.
Contractual Obligations
There have been no material changes to the contractual obligations existing at December 31, 2018, as disclosed in the Annual Report on Form 10-K.

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

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, FinTech companies, and other financial institutions operating in our markets or elsewhere or providing similar services;

•	the failure of assumptions underlying the establishment of our ALLL and estimation of values of collateral and various financial assets and liabilities;

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic or industry conditions, internationally, nationally or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL;

•	war or terrorist activities which may cause further deterioration in the economy or cause instability in credit markets;

•	the effects of cyber-attacks;

•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and

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
Net cash inflows from operating activities were $39.3 million in the first nine months of 2019, compared with $31.0 million in the first nine months of 2018. Net income before depreciation, amortization, and accretion is generally the primary contributor for net cash inflows from operating activities.
Net cash inflows from investing activities were $69.3 million in the first nine months of 2019, compared to net cash outflows of $62.4 million in the comparable nine-month period of 2018. Investment securities transactions resulted in net cash inflows of $27.7 million the first nine months of 2019 compared to inflows of $31.7 million during the same period of 2018. Net cash acquired from the ATBancorp merger was $37.1 million in the first nine months of 2019. Net cash inflows related to the net decrease in organic loans were $4.0 million for the first nine months of 2019, compared with $92.3 million of net cash outflows for the same period of 2018.
Net cash outflows from financing activities in the first nine months of 2019 were $67.4 million, compared with net cash inflows of $33.8 million for the same period of 2018. Uses of cash were highlighted by a net decrease of $35.3 million in long-term debt, a net decrease of $37.1 million in short-term borrowings, and $8.2 million to pay dividends. The largest financing cash inflows during the nine months ended September 30, 2019 was an increase of $17.7 million in deposits.
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
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Home Loan Bank Advances and Federal Funds Lines:
Routine liquidity requirements are met by fluctuations in the FHLB advances and federal funds positions of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased and secured FHLB advance lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. FHLB advances are subject to the same collateral requirements and borrowing limits as set term FHLB borrowing, discussed below. Multiple correspondent relationships are preferable and federal funds sold exposure to any one customer is continuously monitored. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines available totaling $170.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window:
The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2019, the Bank had municipal securities with an approximate market value of $13.0 million pledged for liquidity purposes, and had a borrowing capacity of $11.7 million.
FHLB Borrowings:
FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. As of September 30, 2019, the Bank had $155.7 million in outstanding FHLB borrowings, leaving $443.7 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

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
Brokered Repurchase Agreements:
Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2019.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between September 30, 2019 and December 31, 2018. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2019
Dollar change	$1,913	$(756)	$(568)	$(1,885)
Percent change	1.3%	(0.5)%	(0.4)%	(1.3)%
December 31, 2018
Dollar change	$(529)	$(568)	$(1,840)	$(4,006)
Percent change	(0.5)%	(0.5)%	(1.7)%	(3.8)%
As of September 30, 2019, 41.1% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 43.1% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of new accounting standards related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 - 31, 2019	631	$30.00	18,930	$1,038,397
August 1 - 31, 2019	36,795	29.38	1,081,068	4,678,882
September 1 - 30, 2019	4,000	29.20	116,783	9,562,099
Total	41,426	$29.37	1,216,781	$9,562,099

On August 20, 2019, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $10.0 million of common stock through December 31, 2021. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased 174,702 shares of common stock for approximately $4.7 million since the plan was announced in October 2018. The prior program had authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2020.

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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 7, 2019	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)