Form 10-K
period 2019-12-31
MidWestOne Financial Group, Inc.
filed 2020-03-06
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $453.5 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 4, 2020, was 16,146,376.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 16, 2020, to be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated in such part.

MIDWESTONE FINANCIAL GROUP, INC.
Annual Report on Form 10-K

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." and “Item 8. Financial Statements and Supplemental Data.”

AFS	Available for Sale	FHLBDM	Federal Home Loan Bank of Des Moines
ALLL	Allowance for Loan and Lease Losses	FHLBC	Federal Home Loan Bank of Chicago
ASU	Accounting Standards Update	FHLMC	Federal Home Loan Mortgage Corporation
ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FRB	Federal Reserve Bank
ATM	Automated Teller Machine	FNMA	Federal National Mortgage Association
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GAAP	U.S. Generally Accepted Accounting Principles
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GNMA	Government National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	GLBA	Gramm-Leach-Bliley Act of 1999
BOLI	Bank-Owned Life Insurance	HTM	Held to Maturity
CDARS	Certificate of Deposit Account Registry Service	ICS	Insured Cash Sweep
CECL	Current Expected Credit Loss	LIBOR	The London Inter-bank Offered Rate, an interest-rate average calculated from estimates submitted by the leading banks in London
CMO	Collateralized Mortgage Obligations	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	OTTI	Other-Than-Temporary Impairment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PCD	Purchased Financial Assets With Credit Deterioration
ECL	Expected Credit Losses	PCI	Purchased Credit Impaired
ESOP	Employee Stock Ownership Plan	ROU	Right-of-Use
EVE	Economic Value of Equity	RPA	Credit Risk Participation Agreement
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. We and our representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “should,” “could,” “would,” “plans,” “intend,” “project,” “estimate,” “forecast,” “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in our allowance for loan losses and a reduction in net earnings;

•	the effects of interest rates, including on our net income and the value of our securities portfolio;

•
changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;

•	fluctuations in the value of our investment securities;

•	governmental monetary and fiscal policies;

•	changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR;

•	legislative and regulatory changes, including changes in banking, securities, trade and tax laws and regulations and their application by our regulators;

•	the ability to attract and retain key executives and employees experienced in banking and financial services;

•	the sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;

•	our ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;

•
the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, financial technology companies, and other financial institutions operating in our markets or elsewhere or providing similar services;

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

•	volatility of rate-sensitive deposits;

•	operational risks, including data processing system failures or fraud;

•	asset/liability matching risks and liquidity risks;

•	the costs, effects and outcomes of existing or future litigation;

•	changes in general economic, political, or industry conditions, nationally, internationally, or in the communities in which we conduct business;

•	changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL;

•	war or terrorist activities, widespread disease or pandemics, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;

•	the effects of cyber-attacks;

•	the imposition of tariffs or other domestic or international government policies impacting the value of agricultural or other products of our borrowers; and

•	other factors and risks described under “Risk Factors” herein.

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

PART I

ITEM 1.	BUSINESS.
General
MidWestOne Financial Group, Inc., an Iowa corporation formed in 1983, is a bank holding company registered under the BHCA with our corporate headquarters in Iowa City, Iowa. Our principal business is to serve as the holding company for our wholly-owned subsidiary, MidWestOne Bank. References to the “Bank” refer to MidWestOne Bank. References to “MidWestOne,” “we,” “us,” or the “Company,” refer to MidWestOne Financial Group, Inc. together with its subsidiaries on a consolidated basis.
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, debit cards, ATMs, and safe deposit boxes. The Bank offers its products and services primarily through its full-service branch network, including 34 branches located throughout central and eastern Iowa, 13 branches located principally in the Minneapolis-St. Paul metropolitan area of Minnesota, seven branches in western Wisconsin, one branch in each of Naples and Fort Myers, Florida, and one branch in Denver, Colorado. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investments services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
As of December 31, 2019, we had total assets of $4.65 billion, total loans, net of unearned income, of $3.45 billion, total deposits of $3.73 billion, and shareholders’ equity of $509.0 million.
Recent Developments
On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW. The primary reasons for the acquisition were to expand the Company’s business into new markets and grow the size of the Company’s business. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $113.7 million and paid cash in the amount of $34.8 million.
On June 30, 2019, the Company sold substantially all of the assets used by its wholly owned insurance subsidiary, MidWestOne Insurance Services, Inc., to sell insurance products. The Company recognized a pre-tax gain of $1.1 million from the sale, which was reported in “Other” noninterest income on the Company’s consolidated statements of income. Effective December 31, 2019, MidWestOne Insurance Services, Inc. was legally dissolved.
Operating Strategy
Our operating strategy is based upon a community banking model of delivering a comprehensive suite of financial products and services while following five operating principles: (1) take care of our customers; (2) hire and retain excellent employees; (3) conduct business with the utmost integrity; (4) work as one team; and (5) learn constantly so we can continually improve. Management believes the depth and breadth of the Company’s products and services coupled with the personal and professional delivery of the same provides an appealing alternative to competitors.
Lending Activities
General
We provide a range of commercial and retail lending services to businesses, individuals and government agencies. These credit activities include commercial and residential real estate loans, commercial and industrial loans, agricultural loans, and consumer loans.
We market our services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the business communities in which we operate. Through professional service, competitive pricing, and innovative structure, we have been successful in attracting new lending customers. We also actively pursue consumer lending opportunities. With convenient locations, advertising, customer communications, and competitive technology, we believe that we have been successful in capitalizing on the credit needs of our market areas.

Our management emphasizes credit quality and seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. We have established lending policies that include a number of underwriting factors to be considered in making a loan, including: location, loan-to-value ratio, cash flow, interest rate, and credit history of the borrower.
Agricultural Loans
Due to the number of rural market areas in which we operate, agricultural loans are an important part of our business. Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations. Agricultural loans comprised approximately 4.1% of our total loan portfolio at December 31, 2019.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2019, commercial and industrial loans comprised approximately 24.2% of our total loan portfolio.
Commercial Real Estate Loans
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2019, commercial real estate loans constituted approximately 52.6% of our total loan portfolio.
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2019, construction and development loans constituted approximately 8.6% of our total loan portfolio.
Farmland. We offer agricultural mortgage loans to our agricultural customers for the acquisition of real estate used in their business, generally farmland. As of December 31, 2019, we had $181.9 million in agricultural commercial real estate loans outstanding, which represented approximately 5.3% of our total loan portfolio.

Multifamily. We offer mortgage loans to real estate investors for the acquisition of multifamily (apartment) buildings. As of December 31, 2019, we had $227.4 million in multifamily commercial real estate loans, which represented approximately 6.6% of our total loan portfolio.
Commercial real estate-other. We offer commercial mortgage loans for the acquisition of real estate used in the customer’s business, such as offices, warehouses, and production facilities. As of December 31, 2019, we had $1.11 billion in commercial real estate-other loans, which represented approximately 32.1% of our total loan portfolio.
Residential Real Estate Loans
Residential mortgage lending is a focal point for us, as residential real estate loans constituted approximately 16.7% of our total loan portfolio at December 31, 2019. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio and sell most long-term residential mortgage loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2019, we serviced approximately $857.7 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
Consumer Lending
Our consumer lending department provides many types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2019, consumer loans comprised only 2.4% of our total loan portfolio.
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
Trust and Investment Services
We offer trust and investment services, primarily in our Iowa market, to help our business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, personal trusts, and conservatorships, and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.
Liquidity and Funding
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. A discussion of our liquidity and funding programs has been included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity,” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk under “Liquidity Risk.”
Competition
The banking business and related financial service providers operate in a highly competitive market. The Company competes with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. In addition, financial technology, or fintech, companies are emerging in key areas of banking. We compete for deposits, loans, and other financial services through the range and quality of services we provide, with an emphasis on building long-lasting relationships.

Employees
As of December 31, 2019, we had 771 full-time equivalent employees. We value our employees and operate under the principle of hiring and retaining excellent employees. We provide our employees with a comprehensive program of benefits, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. Our continued commitment to employees was demonstrated by MidWestOne Bank being honored in 2019 as one of the Des Moines Register’s “Top Workplaces” for the 7th consecutive year.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.
Additionally, reports filed with the SEC can be obtained free of charge through our website at www.midwestone.com under “Investor Relations”. These reports are made available through our website as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Information on, or accessible through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K.
Supervision and Regulation
General
FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking (the “Iowa Division”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with our insiders and affiliates and the payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.
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
The Role of Capital
Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards that are meaningfully more stringent than those in place previously.
Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, were excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital but we have to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.
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
The Basel III Rules. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act. In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rules as described below.
The Basel III Rules increased the required quantity and quality of capital and, for nearly every class of assets, they require more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.
Not only did the Basel III Rules increase most of the required minimum capital ratios in effect prior to January 1, 2015, but they introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The

Basel III Rules also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rules also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
The Basel III Rules require minimum capital ratios as follows:

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
The failure to maintain a capital conservation buffer greater than 2.5% will result in restrictions on capital distributions (including dividends and repurchases of stock) and discretionary bonus payments to executive officers, unless prior regulatory approval is obtained. If a banking institution’s conservation buffer is less than or equal to 0.625%, the banking institution may not make any capital distributions or discretionary bonus payments to executive officers. If the conservation buffer is greater than 0.625% but less than or equal to 1.25%, capital distributions and discretionary bonus payments are limited to 20% of net income for the four calendar quarters preceding the current calendar quarter (net of any capital distributions made during those four quarters), or “eligible retained income.” If the conservation buffer is greater than 1.25% but less than or equal to 1.875%, the limit is 40% of eligible retained income, and if the conservation buffer is greater than 1.875% but less than or equal to 2.5%, the limit is 60% of eligible retained income.
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

It is possible under the Basel III Rules to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2019: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2019, the Company had regulatory capital in excess of the

Federal Reserve’s requirements and met the Basel III Rules requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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
Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rules. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.

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
Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” above.
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
Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, we have a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.
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
Capital Requirements. We are required to maintain consolidated capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “The Role of Capital” above.
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
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rules, institutions that seek the freedom to pay dividends have to maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.
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

Supervision and Regulation of the Bank
General. The Bank is an Iowa-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As an Iowa-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division of Banking, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.
The reserve ratio is the FDIC insurance fund balance divided by the estimated total amount of insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%. As a result, the FDIC is providing assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35%, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2019, the Bank paid supervisory assessments to the Iowa Division totaling approximately $147,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rules, institutions that seek the freedom to pay dividends have to maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “The Role of Capital” above.

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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2020 are: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks; (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong; (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.
Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.
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
Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.
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
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-

insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2019, the Bank did not exceed these guidelines.
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
Economic and Market Risks
Our business is concentrated in and largely dependent upon the continued growth and welfare of the Iowa and Minneapolis/St. Paul markets.
We operate primarily in the central and eastern Iowa and Minneapolis/St. Paul, Minnesota markets and their surrounding communities in the upper-Midwest. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ businesses and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability of increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.

A significant portion of our operations are located in areas that are susceptible to floods, droughts, tornadoes and other severe weather events. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of weather-

related events are difficult to predict and may be exacerbated by global climate change.

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
Shifts in short-term interest rates may reduce our net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities, such as deposits, may rise more quickly than the rate of interest that we receive on our interest-earning assets, such as loans, which could cause our profits to decrease. The impact on earnings can be adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.
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
In late 2015, the Federal Reserve’s Open Market Committee began the process of raising short-term interest rates from near-zero levels, and the Federal Reserve raised the target federal funds rate by 100 basis points in 2018 and 75 basis points in 2017. In 2019, the Federal Reserve decreased the federal funds rate by 75 basis points. If the Federal Reserve increases the federal funds rate and short-term interest rates subsequently increase and long-term interest rates do not rise, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest-earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
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
We are subject to risk concerning the discontinuance of LIBOR.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. LIBOR makes up one of the most common interest rate indices in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in various aspects through our financial contracts. Instruments that may be impacted include loans, securities, deposits, subordinated debentures and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.
Given the extensive use of LIBOR across financial markets the transition to an alternative rate presents various risks that could adversely impact the value of and return on the Company’s existing instruments and contracts. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, securities, deposits, subordinated debentures, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators with respect to our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•
result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based instruments; and

•
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $1.81 billion, or approximately 52.6% of our total loan portfolio, as of December 31, 2019. Of this amount, $583.6 million, or approximately 16.9% of our total loan portfolio, were loans secured by owner-occupied property, and $1.23 billion, or approximately 35.7% of our total loan portfolio, were secured by non-owner occupied property. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts) were $975.7 million, or approximately 28.3% of our total loan portfolio, as of December 31, 2019. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
Payments on agricultural loans are dependent on the successful operation or management of the farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, such as hail, drought and floods (although borrowers may attempt to mitigate this risk by purchasing crop insurance), loss of livestock due to disease or other factors, declines in market prices for agricultural products both domestically and internationally, and the impact of government regulations, including changes in price supports, subsidies, tariffs, trade agreements, and environmental regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural portfolio. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our reserve or “allowance” for loan losses at a level considered appropriate by management to absorb probable loan losses based on an analysis of the portfolio, market environment and other factors we deem relevant. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains an allocation for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. In addition, as a result of the implementation of CECL, the allowance for loan losses will reflect new or updated assumptions, model, and methods for estimating the allowance for loan losses to determine expected credit losses. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management has established an allowance for loan losses it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for loan losses. Higher loan losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers.
At December 31, 2019, our allowance for loan losses as a percentage of total gross loans was 0.84% and as a percentage of total nonperforming loans was approximately 63.23%. Although management believes that the allowance for loan losses is appropriate to absorb probable loan losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. We may be required to make additional provisions for loan losses in the future to supplement the allowance for loan losses, either due to management’s decision to do so, as a result of the implementation of CECL, or because our banking regulators require us to do so. If we experience significant charge-offs in future periods or charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. An increase in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative impact on our financial condition and results of operations. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2019, our nonperforming loans, which includes nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings, and excludes purchased credit impaired loans, totaled $46.0 million, or 1.33% of our loan portfolio, and our nonperforming assets, which include nonperforming loans plus foreclosed assets, net, totaled $49.7 million, or 1.44% of loans. In addition, we had $11.6 million in accruing loans (not included in the nonperforming loan totals) that were 31-89 days delinquent as of December 31, 2019.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. In order to accommodate future capital needs, we maintain a universal shelf registration statement, which allows for future sale up to $100 million of securities. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for, and valuation of, these types of securities.
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2019, we had $257.2 million of municipal securities (recorded values), which represented 32.7% of our total securities portfolio. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
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
Also, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, greater than 2.5% above the regulatory minimum capital requirements will face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited, and if the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to or stock repurchases from the Company’s shareholders may be prohibited or limited.
As of December 31, 2019, we had $41.6 million of junior subordinated debentures held by three statutory business trusts that we control. Interest payments on the debentures, which totaled $1.9 million for the year ended December 31, 2019, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
We have counterparty risk, and therefore, we may be adversely affected by the soundness of other financial institutions.
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
The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, small local credit unions as well as large aggressive and expansion-minded credit unions, fintech companies, and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services.
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
The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and the potential for cost reduction. Our future success will depend in part upon our ability, both internally and through our core processor, to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow our market share. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which could put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
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
In any acquisition that we complete, such as the acquisition of ATBancorp, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations. Acquisition activities could be material to our business and involve a number of risks, including the following:

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

•
To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing convertible preferred stock, which may have high dividend rates or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity, or issuing capital stock, which could dilute the interests of our existing shareholders.

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
From time to time, the FASB and the SEC change the financial accounting and reporting standards, such as the implementation of CECL, or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes, such as CECL, could have a material adverse effect on our financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The FASB adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This changes the prior method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses and has required us to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. The actual impact of CECL depends on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts at the adoption date. The use of economic forecasting may increase the volatility of our allowance for loan losses and our earnings. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
The Company is subject to changes in tax law and may not realize tax benefits which could adversely affect our results of operations.
Changes in tax laws at national or state levels could have an effect on the Company’s short-term and long-term earnings. Tax law changes are both difficult to predict and are beyond the Company’s control. Changes in tax laws could affect the Company’s earnings as well as its customers’ financial positions, or both. Changes in tax laws could also require the revaluation of the Company’s net deferred tax position, which could have a material adverse effect on our results of operations and financial condition. In addition, current portions of the Company’s net deferred tax assets relate to tax-effected state net operating loss carry-forwards, the utilization of which may be further limited in the event of certain material changes in the Company’s ownership.
In addition, changes in ownership could further limit the Company’s realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses and the limitation of Section 382 of the Internal Revenue Code (the “Code”). Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carry-forwards and certain built-in losses recognized in years after the ownership change. The Company issued a significant amount of common stock in connection with the acquisition of Central Bancshares, Inc. (“Central”) in 2015 and the acquisition of ATBancorp in 2019. While the issuance of stock does not affect an ownership change under Section 382, it may make it more likely that an ownership change under Section 382 will occur in the future. If the Company undergoes an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use net operating loss carry-forwards, tax credit carry-forwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382. The limitation may affect the amount of the Company’s deferred income tax asset and, depending on the limitation, a portion of its built-in losses. Net operating loss carry-forwards or tax credit carry-forwards could expire before the Company would be able to use them. This could adversely affect the Company’s financial position, results of operations and cash flow.
Operational Risks
We face the risk of possible future goodwill impairment.
We performed a valuation analysis of our goodwill, which increased to $91.9 million as a result of our acquisition of ATBancorp, as of October 1, 2019, which indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in goodwill impairment charges. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
As of December 31, 2019, the fair value of our securities portfolio was approximately $786.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.
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
It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason, and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our internal controls may be ineffective.
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
Reputational risk, or the risk to our business, financial condition or results of operations from negative publicity, is inherent in our business. Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, or ethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct. Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.
Regulatory Risks
We operate in a highly regulated industry, and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.
The Company and the Bank are subject to extensive regulation by multiple regulatory agencies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide, as well as our costs of compliance with such regulations. These regulations may be impacted by the political ideologies of the executive and legislative branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.
The Company and the Bank are subject to stringent capital and liquidity requirements.
As a result of the implementation of the Basel III Rules, we were required to meet new and increased capital requirements beginning on January 1, 2015. In addition, beginning in 2016, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, greater than 2.5% above the regulatory minimum capital requirements face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank or the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions by the Bank to the Company, or dividends or stock repurchases by the Company, may be prohibited or limited.
Future increases in minimum capital requirements could adversely affect our net income. Furthermore, if we fail to comply with the minimum capital requirements, our failure could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.
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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 17.4% of our outstanding common stock. In addition, certain MidWestOne shareholders that previously owned ATBancorp collectively control approximately 23.9% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company’s principal location is our corporate headquarters located at 102 South Clinton Street, Iowa City, Iowa. We own or lease other branch offices and operating facilities located throughout Iowa, Minnesota, Wisconsin, Florida, and Colorado. The number of branches per state at December 31, 2019 is detailed in the following table:

Number of Branches
Iowa branches	34
Minnesota branches	13
Wisconsin branches	7
Florida branches	2
Colorado branches	1
57

Additional information with respect to premises and equipment is presented in Note 6. Premises and Equipment and Note 22. Leases to the consolidated financial statements.

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
Marketplace Designation and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “MOFG.” As of March 4, 2020, there were 16,146,376 shares of common stock outstanding held by approximately 424 holders of record. Additionally, there are an estimated 2,914 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Issuer Purchases of Equity Securities
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
October 1 - 31, 2019	19,102	$29.65	19,102	$8,995,688
November 1 - 30, 2019	—	—	—	—
December 1 - 31, 2019	—	—	—	—
Total	19,102	$29.65	19,102	$8,995,688

(1) Common shares repurchased by the Company during the quarter related to shares repurchased under the 2019 program announced on August 22, 2019.

(2) On August 22, 2019, the Company announced that on August 20, 2019, the board of directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $10.0 million of the Company’s common stock through December 31, 2021. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased 174,702 shares of common stock for approximately $4.7 million since the plan was announced in October 2018. The prior program had authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2020.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2019.
MidWestOne Financial Group, Inc.

	At
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
MidWestOne Financial Group, Inc.	$100.00	$107.69	$136.07	$123.69	$93.86	$140.64
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL-Midwestern Banks Index	100.00	101.52	135.64	145.76	124.47	161.94
The banks in the custom peer group - SNL-Midwestern Banks Index - represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data for each of the five years in the period ended December 31, 2019, has been derived from our audited consolidated financial statements and the results of operations for each of the five years in the period ended December 31, 2019. This financial data should be read in conjunction with the financial statements and the related notes thereto.

	As of or For the Year Ended December 31,
	2019	2018	2017	2016	2015
Results of Operations	(Dollars in thousands, except per share data)
Interest income	$182,441	$128,109	$118,926	$112,328	$100,700
Interest expense	38,791	22,841	15,145	12,722	10,648
Net interest income	143,650	105,268	103,781	99,606	90,052
Provision for loan losses	7,158	7,300	17,334	7,983	5,132
Noninterest income	31,246	23,215	22,751	23,434	21,193
Noninterest expense	117,535	83,215	80,123	87,806	73,176
Income before income tax	50,203	37,968	29,075	27,251	32,937
Income tax expense	6,573	7,617	10,376	6,860	7,819
Net income	$43,630	$30,351	$18,699	$20,391	$25,118

Per Common Share Data
Earnings - basic	$2.93	$2.48	$1.55	$1.78	$2.42
Earnings - diluted	2.93	2.48	1.55	1.78	2.42
Cash dividends declared	0.81	0.78	0.67	0.64	0.60
Book value	31.49	29.32	27.85	26.71	25.96
Tangible book value(1)	23.77	23.20	21.57	19.73	18.63

Balance Sheet Data
Total assets	$4,653,573	$3,291,480	$3,212,271	$3,079,575	$2,979,975
Loans held for investment, net of unearned income	3,451,266	2,398,779	2,286,695	2,165,143	2,151,942
Total deposits	3,728,655	2,612,929	2,605,319	2,480,448	2,463,521
Short-term borrowings	139,349	131,422	97,229	117,871	68,963
Long-term debt	231,660	168,726	151,293	156,192	133,087
Total equity	508,982	357,067	340,304	305,456	296,178

Performance Ratios
Return on average assets	1.04%	0.93%	0.60%	0.68%	0.91%
Return on average equity	9.65	8.78	5.58	6.69	9.84
Return on average tangible equity(1)	13.98	11.87	8.07	10.30	14.70
Dividend payout ratio	27.65	31.45	43.23	35.96	24.79
Equity to assets ratio	10.94	10.85	10.59	9.92	9.94
Tangible common equity ratio(1)	8.50	8.78	8.41	7.52	7.34
Net interest margin, tax equivalent(1)	3.82	3.60	3.81	3.80	3.71
Efficiency ratio(1)	57.56	61.23	58.63	62.27	58.02

Asset Quality
Allowance for loan losses to loans held for investment, net of unearned income	0.84%	1.22%	1.23%	1.01%	0.90%
Non-performing loans to loans held for investment, net of unearned income(2)	1.33	1.07	1.08	1.32	0.55
Net charge-offs to average loans held for investment	0.23	0.26	0.51	0.26	0.11
(1) Non-GAAP measure. See pages 29 - 30 for a reconciliation to the most directly comparable GAAP measure.
(2) The “Non-performing loans to loans held for investment, net of unearned income” line for 2017, 2016, and 2015 has been adjusted to include troubled debt restructure loans that were previously considered “non-disclosed” of $945,000, $65,000, and $315,000, respectively. Thus, the ratios reported in the table above have changed for those periods from what was previously reported.

Non-GAAP Presentations:
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible book value per share, tangible common equity ratio, efficiency ratio, and net interest margin, tax equivalent, as further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes these ratios and amounts provide investors with information regarding the Company’s balance sheet, profitability, financial condition and capital adequacy and how management evaluates such metrics internally, and that providing certain metrics exclusive on merger-related expenses and the deferred tax adjustment, which were either one-time or non-recurring items, enhances comparability between periods. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

	For the Year Ended December 31,
Return on Average Tangible Equity	2019	2018	2017	2016	2015
	(Dollars in thousands)
Net income	$43,630	$30,351	$18,699	$20,391	$25,118
Intangible amortization, net of tax(1)	4,430	1,722	2,031	2,581	2,126
Tangible net income	$48,060	$32,073	$20,730	$22,972	$27,244

Average shareholders’ equity	$452,018	$345,734	$334,966	$304,670	$255,307
Average intangible assets, net	(108,242)	(75,531)	(78,159)	(81,727)	(69,975)
Average tangible equity	$343,776	$270,203	$256,807	$222,943	$185,332

Return on average equity	9.65%	8.78%	5.58%	6.69%	9.84%
Return on average tangible equity(2)	13.98%	11.87%	8.07%	10.30%	14.70%

(1) Computed on a tax-equivalent basis, assuming an income tax rate of 25% for 2019 and 2018 and 35% for 2017, 2016, and 2015.
(2) Tangible net income divided by average tangible equity

Tangible Book Value Per Share/ Tangible Common Equity Ratio	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Total shareholders’ equity	$508,982	$357,067	$340,304	$305,456	$296,178
Intangible assets, net	(124,136)	(74,529)	(76,700)	(79,825)	(83,689)
Tangible equity	$384,846	$282,538	$263,604	$225,631	$212,489

Total assets	$4,653,573	$3,291,480	$3,212,271	$3,079,575	$2,979,975
Intangible assets, net	(124,136)	(74,529)	(76,700)	(79,825)	(83,689)
Tangible assets	$4,529,437	$3,216,951	$3,135,571	$2,999,750	$2,896,286

Book value per share	$31.49	$29.32	$27.85	$26.71	$25.96
Tangible book value per share	$23.81	$23.20	$21.57	$19.73	$18.63
Common shares outstanding	16,162,176	12,180,015	12,219,611	11,436,360	11,408,773

Equity to assets ratio	10.94%	10.85%	10.59%	9.92%	9.94%
Tangible common equity ratio	8.50%	8.78%	8.41%	7.52%	7.34%

	For the Year Ended December 31,
Efficiency Ratio	2019	2018	2017	2016	2015
	(Dollars in thousands)
Total noninterest expense	$117,535	$83,215	$80,123	$87,806	$73,176
Amortization of intangibles	(5,906)	(2,296)	(3,125)	(3,970)	(3,271)
Merger-related expenses	(9,130)	(797)	—	(4,568)	(3,512)
Noninterest expense used for efficiency ratio	$102,499	$80,122	$76,998	$79,268	$66,393

Net interest income, tax equivalent (1)	$146,916	$107,823	$108,808	$104,321	$94,243
Noninterest income	31,246	23,215	22,751	23,434	21,193
Investment securities gains, net	90	193	241	464	1,011
Net revenues used for efficiency ratio	$178,072	$130,845	$131,318	$127,291	$114,425

Efficiency ratio	57.56%	61.23%	58.63%	62.27%	58.02%

Net Interest Margin, Tax Equivalent
Net interest income	$143,650	$105,268	$103,781	$99,606	$90,052
Tax equivalent adjustments:
Loans (1)	1,785	1,040	1,730	1,692	1,293
Securities (1)	1,481	1,515	3,297	3,023	2,898
Net interest income, tax equivalent	$146,916	$107,823	$108,808	$104,321	$94,243

Net interest margin	3.73%	3.52%	3.64%	3.63%	3.54%
Net interest margin, tax equivalent	3.82%	3.60%	3.81%	3.80%	3.71%
Average interest-earning assets	$3,848,275	$2,994,088	$2,853,830	$2,747,493	$2,541,681

(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21% for 2019 and 2018 and 35% for 2017, 2016, and 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 “Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.”
Overview
We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. We are headquartered in Iowa City, Iowa, and are a bank holding company under the Bank Holding Company Act of 1956, as amended, that has elected to be a financial holding company. We also were the holding company for MidWestOne Insurance Services, Inc., until its dissolution in 2019.
The Bank operates a total of 57 banking offices in Iowa, Minnesota, Wisconsin, Florida, and Colorado. It provides full service retail banking in the communities in which its branch offices are located and also offers trust and investment management services.
On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW. The primary reasons for the acquisition were to expand the Company’s business into new markets and grow the size of the Company’s business. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $113.7 million and paid cash in the amount of $34.8 million.

On June 30, 2019, the Company sold substantially all of the assets used by its wholly-owned insurance subsidiary, MidWestOne Insurance Services, Inc., to sell insurance products. The Company recognized a pre-tax gain of $1.1 million from the sale, which was reported in “Other” noninterest income on the Company’s consolidated statements of income. Effective December 31, 2019, MidWestOne Insurance Services, Inc. was legally dissolved.

Total assets increased to $4.65 billion at December 31, 2019 from $3.29 billion at December 31, 2018. Total deposits at December 31, 2019, were $3.73 billion, an increase of $1.12 billion, or 42.7%, from December 31, 2018. Gross loans held for investment increased $1.06 billion, or 44.3%, from $2.41 billion at December 31, 2018, to $3.47 billion at December 31, 2019. The increase in loan and deposit balances was primarily driven by the ATBancorp acquisition.

Net income for the year ended December 31, 2019 was $43.6 million, an increase of $13.3 million, or 43.8%, compared to $30.4 million of net income for 2018, with diluted earnings per share of $2.93 and $2.48 for the comparative annual periods, respectively. The increase in net income was due primarily to higher average loan and securities balances acquired in the ATBancorp acquisition. Net interest income increased $38.4 million, or 36.5%, and noninterest income increased $8.0 million, or 34.6%, between 2018 and 2019. These increases were partially offset by a $34.3 million, or 41.2%, increase in noninterest expense with all expense line items except FDIC insurance showing an increase between 2018 and 2019.
Net interest income for the year ended December 31, 2019, was $143.7 million, as compared to $105.3 million for the year ended December 31, 2018, primarily due to an increase of $54.3 million, or 42.4%, in interest income. Loan interest income increased $52.0 million, or 46.7%, to $163.2 million for the year 2019 compared to the year 2018, primarily due to an increase in average loan balances of $802.8 million, or 34.1%, between the two periods. Loan interest income was also impacted by an increase in the loan purchase discount accretion to $14.0 million for the year ended December 31, 2019, compared to $2.7 million for the year ended December 31, 2018.
Interest expense was $38.8 million for the year ended December 31, 2019, an increase of $16.0 million, or 69.8%, compared to the year 2018. Interest expense on deposits increased $12.6 million, or 72.7%, to $29.9 million for the year ended December 31, 2019, compared to $17.3 million for the year ended December 31, 2018. We posted a net interest margin of 3.82% for the year 2019, up 22 basis points from the net interest margin of 3.60% for the same period in 2018.
For the year ended December 31, 2019, noninterest income increased to $31.2 million, an increase of $8.0 million, or 34.6%, from $23.2 million during 2018. The largest driver of the increase was an increase of $3.1 million in investment services and trust activities, as well as general improvement in all areas of noninterest income as a result of the merger with ATBancorp, with the exception of investment securities gains, net, and insurance commissions, which declined as a result of our sale of the assets of MidWestOne Insurance Services, Inc. in June 2019.
Noninterest expense increased to $117.5 million for the year ended December 31, 2019 compared with $83.2 million for the year ended December 31, 2018, an increase of $34.3 million, or 41.2%. The largest driver of the increase was due to an increase in compensation and employee benefits of $15.9 million, which was primarily due to increased full-time equivalent employees related to the acquisition of ATBancorp and merger-related expenses of $5.4 million.
Nonperforming loans increased from $25.6 million, or 1.1% of total loans, at December 31, 2018, to $46.0 million, or 1.3% of total loans, at December 31, 2019. The increase was due primarily to a higher level of nonaccrual loans. As of December 31, 2019, the allowance for loan losses was $29.1 million, or 0.84% of total loans, compared with $29.3 million, or 1.22% of total loans, at December 31, 2018. The Company had net loan charge-offs of $7.4 million in the year ended December 31, 2019, equal to 0.23% of average loans outstanding, compared to net charge-offs of $6.1 million, equal to 0.26% of average loans outstanding for the year ended 2018.
The Company’s capital position remains strong with an increase in our equity to assets ratio to 10.94% at December 31, 2019 compared to 10.85% at December 31, 2018. The Company’s tangible common equity ratio declined to 8.50% at December 31, 2019 compared to 8.78% at December 31, 2018. Our regulatory capital levels remain well above the minimums established to be considered well-capitalized.

Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for loan losses, application of purchase accounting, and goodwill and intangible assets.
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
These qualitative factors have a high degree of subjectivity and changes in any of the factors could have a significant impact on our calculation of the allowance for loan losses. In the event that our evaluation of the level of the allowance for loan losses indicates that it is inadequate, we would need to increase our provision for loan losses. We believed the allowance for loan losses as of December 31, 2019, was adequate to absorb probable credit losses on existing loans held for investment.
Accounting for Business Combinations

In May 2019, we completed the acquisition of ATBancorp, which generated significant amounts of fair value adjustments to assets and liabilities. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by our management. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows. Due to the number of estimates involved, we have identified accounting for business combinations as a critical accounting policy.
Goodwill and Other Intangible Assets

Goodwill and intangible assets arise from business combinations. Goodwill represented $91.9 million of our $4.65 billion total assets at December 31, 2019. The goodwill was assigned to the Bank. Under the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is tested at least annually for impairment at the reporting unit level; the Company consists of a single reporting unit. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
The Company conducted an internal assessment of goodwill in both 2019 and 2018 and determined no goodwill impairment charges were required.
Other intangible assets represented $32.2 million of our $4.65 billion total assets at December 31, 2019. The accounting for a recognized intangible asset is based on its useful life to the Company. An intangible asset with a finite useful life is amortized over its estimated useful life to the Company; an intangible asset with an indefinite useful life is not amortized but rather is tested at least annually for impairment. The intangible assets with finite lives reflected on our financial statements relate to core deposit relationships, trade name, and customer lists. The initial and subsequent measurements of intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Actual future results may differ from those estimates. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We also assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. Goodwill and Other Intangible Assets to our consolidated financial statements for additional information related to our intangible assets.
Results of Operations

Summary

Our consolidated net income for the year ended December 31, 2019 was $43.6 million, an increase of $13.3 million, or 43.8%, compared to $30.4 million for 2018, with diluted earnings per share of $2.93 and $2.48 for the years ended December 31, 2019 and 2018, respectively. The increase in net income was due primarily to an increase in net interest income of $38.4 million, which was primarily attributable to increased volume of interest-earning assets as a consequence of the ATBancorp merger. Interest income increased $54.3 million, or 42.4%, to $182.4 million. These increases were partially offset by an increase in interest expense of $16.0 million, or 69.8%, to $38.8 million for the year ended December 31, 2019, compared to $22.8 million for the year of 2018. Noninterest income increased $8.0 million, or 34.6% between 2018 and 2019, primarily due to general improvement in all areas of noninterest income as a result of the merger with ATBancorp, with the exception of investment securities gain, net, and insurance commissions, which declined as a result of our sale of the assets of MidWestOne Insurance Services, Inc. Also, the Company realized a $1.0 million decrease in income tax expense in 2019 compared to 2018 due primarily to the recognition of tax credits. These improvements were partially offset by a $34.3 million, or 41.2%, increase in noninterest expense driven by a $15.9 million increase in salaries and employee benefits.
Our consolidated net income for the year ended December 31, 2018 was $30.4 million, an increase of $11.7 million, or 62.3%, compared to $18.7 million for 2017, with diluted earnings per share of $2.48 and $1.55 for the comparative twelve month periods, respectively. The increase in net income was due primarily to the provision for loans losses decreasing $10.0 million in 2018 compared to 2017, due primarily to a large credit impairment in 2017 related to a loan made to one commercial borrower, which did not recur in 2018. Net interest income increased $1.5 million, or 1.4%, primarily due to an increase of $9.2 million, or 7.7%, in interest income, partially offset by an increase of $7.7 million, or 50.8%, in interest expense, to $22.8 million for the year ended December 31, 2018, compared to $15.1 million for the year of 2017. Noninterest income increased $0.5 million, or 2.0% between 2017 and 2018, primarily due to general improvement in all areas of noninterest income with the exception of service charges and fees on deposit accounts, which decreased $0.5 million for the year ended December 31, 2018, compared to the same period in 2017, and investment securities gains, net, which also decreased. Also, the Company realized a $2.8 million decrease in income tax expense in 2018 compared to 2017 due primarily to a decrease in the federal corporate statutory rate from 35% in 2017 to 21% in 2018. These improvements were partially offset by a $3.1 million, or 3.9%, increase in noninterest expense driven by a $1.9 million increase in salaries and employee benefits.
We ended 2019 with an allowance for loan losses of $29.1 million, which represented 63.2% coverage of our nonperforming loans at December 31, 2019 as compared to 114.6% and 113.1% at December 31, 2018 and 2017, respectively. Nonperforming loans totaled $46.0 million as of December 31, 2019 compared with $25.6 million and $24.8 million at December 31, 2018 and December 31, 2017, respectively. For the year ended December 31, 2019, the provision for loan losses decreased to $7.2 million from $7.3 million for 2018, which had decreased from $17.3 million for 2017.
Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of our prior year’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to our average assets. The equity to assets ratio is expressed using the period-end amounts instead of average amounts. As of December 31, 2019, under regulatory standards, the Bank had capital levels in excess of the minimums necessary to be considered “well capitalized,” which is the highest regulatory designation.

	As of and For the Years Ended December 31,
	2019	2018	2017
Return on average assets	1.04%	0.93%	0.60%
Return on average shareholders' total equity	9.65	8.78	5.58
Return on average tangible equity(1)	13.98	11.87	8.07
Dividend payout ratio	27.65	31.45	43.23
Average equity to average assets	10.76	10.64	10.81
Equity to assets ratio (at period end)	10.94	10.85	10.59

(1) Non-GAAP measure. See pages 29 - 30 for a reconciliation to the most directly comparable GAAP measure.
Net Interest Income

Net interest income is the difference between interest income and fees earned on interest-earning assets, less interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is the tax-equivalent basis net interest income as a percent of average interest-earning assets.
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21% for 2019 and 2018 and 35% for 2017. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative interest-earning assets. In addition to yield, various other risks are factored into the evaluation process.
The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates/yields for the periods shown. Average information is provided on a daily average basis.

	Year ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance (3)	Interest Income/Expense(3)	Average Yield/Cost	Average Balance(3)	Interest Income/Expense(3)	Average Yield/Cost
	(dollars in thousands)
ASSETS
Loans, including fees (1)(2)	$3,157,127	$164,948	5.22%	$2,354,354	$112,233	4.77%	$2,201,364	$104,096	4.73%
Taxable investment securities	465,484	13,132	2.82	428,757	11,027	2.57	423,678	10,179	2.40
Tax-exempt investment securities (2)	204,375	7,177	3.51	207,605	7,342	3.54	217,650	9,536	4.38
Total securities held for investment (2)	669,859	20,309	3.03	636,362	18,369	2.89	641,328	19,715	3.07
Other	21,289	450	2.11	3,372	62	1.84	11,138	142	1.27
Total interest earning assets (2)	$3,848,275	$185,707	4.83%	$2,994,088	$130,664	4.36%	$2,853,830	$123,953	4.34%
Other assets	352,765			255,630			243,666
Total assets	$4,201,040			$3,249,718			$3,097,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking deposits	$806,624	$4,723	0.59%	$672,069	$2,907	0.43%	$641,636	$2,188	0.34%
Money market deposits	766,812	7,549	0.98	543,359	3,020	0.56	510,714	1,460	0.29
Savings deposits	329,199	1,092	0.33	214,244	254	0.12	205,204	215	0.10
Time deposits	873,978	16,563	1.90	723,830	11,150	1.54	674,757	7,626	1.13
Total interest bearing deposits	2,776,613	29,927	1.08	2,153,502	17,331	0.80	2,032,311	11,489	0.57
Short-term borrowings	124,956	1,847	1.48	105,094	1,315	1.25	87,763	424	0.48
Long-term debt	224,149	7,017	3.13	169,540	4,195	2.47	150,679	3,232	2.14
Total borrowed funds	349,105	8,864	2.54	274,634	5,510	2.01	238,442	3,656	1.53
Total interest-bearing liabilities	$3,125,718	$38,791	1.24%	$2,428,136	$22,841	0.94%	$2,270,753	$15,145	0.67%
Demand deposits	586,100			455,223			471,170
Other liabilities	37,204			20,625			20,607
Shareholders’ equity	452,018			345,734			334,966
Total liabilities and shareholders’ equity	$4,201,040			$3,249,718			$3,097,496
Net interest spread (2)			3.59%			3.42%			3.67%
Interest income/earning assets (2)	$3,848,275	$185,707	4.83%	$2,994,088	$130,664	4.36%	$2,853,830	$123,953	4.34%
Interest expense/earning assets (2)	$3,848,275	$38,791	1.01%	$2,994,088	$22,841	0.76%	$2,853,830	$15,145	0.53%
Net interest income/margin (2)		$146,916	3.82%		$107,823	3.60%		$108,808	3.81%
Non-GAAP to GAAP Reconciliation:
Tax Equivalent Adjustment:
Loans		$1,785			$1,040			$1,730
Securities		1,481			1,515			3,297
Total tax equivalent adjustment		3,266			2,555			5,027
Net Interest Income		$143,650			$105,268			$103,781

(1)
Non-accrual loans have been included in average loans, net of unearned income. Amortized net deferred loans and net unearned discounts on acquired loans were included in the interest income calculations. The amortization of net loans fees was $(316) thousand, $(407) thousand, and $(543) thousand for the years ended December 31, 2019, 2018, and 2017, respectively. Loan purchase discount accretion was $14.0 million, $2.7 million, and $4.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(2)	Tax equivalent.
(3)	Reclassified to conform to the current period’s presentation.

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

	Years Ended December 31, 2019, 2018, and 2017
	Year 2019 to 2018 Change due to			Year 2018 to 2017 Change due to
	Volume	Rate/Yield	Net	Volume	Rate/Yield	Net
	(dollars in thousands)
Increase (decrease) in interest income
Loans, including fees(1)	$41,135	$11,580	$52,715	$7,287	$850	$8,137
Taxable investment securities	988	1,117	2,105	123	725	848
Tax-exempt investment securities (1)	(113)	(52)	(165)	(424)	(1,770)	(2,194)
Total securities held for investment (1)	875	1,065	1,940	(301)	(1,045)	(1,346)
Other	378	10	388	(126)	46	(80)
Change in interest income (1)	42,388	12,655	55,043	6,860	(149)	6,711
Increase (decrease) in interest expense
Interest checking deposits	654	1,162	1,816	107	612	719
Money market deposits	1,596	2,933	4,529	99	1,461	1,560
Savings deposits	197	641	838	7	32	39
Time deposits	2,565	2,848	5,413	589	2,935	3,524
Total interest bearing deposits	5,012	7,584	12,596	802	5,040	5,842
Short-term borrowings	271	261	532	98	793	891
Long-term debt	1,547	1,275	2,822	432	531	963
Total borrowed funds	1,818	1,536	3,354	530	1,324	1,854
Change in interest expense	6,830	9,120	15,950	1,332	6,364	7,696
Change in net interest income (1)	$35,558	$3,535	$39,093	$5,528	$(6,513)	$(985)
Percentage increase (decrease) in net interest income over prior period			36.3%			(0.9)%

(1)	Tax equivalent.

Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets were $3.85 billion in 2019, an increase of $854.2 million, or 28.5%, from $2.99 billion in 2018. The growth in the average balance of earning assets between 2019 and 2018 was due primarily to the acquisition of ATBancorp.
Average earning assets were $2.99 billion in 2018, an increase of $140.3 million, or 4.9%, from $2.85 billion in 2017.The growth in the average balance of earning assets in 2018 compared to 2017 was due primarily to an increase in average loans outstanding of $153.0 million, or 6.9%.
Interest-bearing liabilities averaged $3.13 billion for the year ended December 31, 2019, an increase of $697.6 million, or 28.7%, from the average balance for the year ended December 31, 2018. Average deposits increased $754.0 million during 2019 compared to 2018, primarily due to the acquisition of ATBancorp and strong deposit generation in other MidWestOne markets. Average borrowed funds increased $74.5 million during 2019 compared to 2018, primarily due to a $19.9 million, or 18.9%, increase in the average balance of short-term borrowings, and a $54.6 million, or 32.2%, increase in the average balance of long-term debt for 2019 compared to 2018.
Interest-bearing liabilities averaged $2.43 billion for the year ended December 31, 2018, an increase of $157.4 million, or 6.9%, from the average balance for the year ended December 31, 2017. An increase in average deposits of $105.2 million during 2018 compared to 2017, mainly due to an increased focus on deposit gathering, accounted for the majority of the increase in average interest-bearing liabilities. Average borrowed funds increased $36.2 million during 2018 compared to 2017, primarily due to a $17.3 million, or 19.7%, increase in the average balance of federal funds purchased and repurchase agreements, and an $18.9 million, or 12.5%, increase in the average balance of long-term debt.

Interest income, on a tax-equivalent basis, increased $55.0 million, or 42.1%, to $185.7 million in 2019 from $130.7 million in 2018. The increase in interest income was primarily attributable to the increased loan volume and an increase in loan purchase discount accretion to $14.0 million in 2019. Interest income related to securities held for investment increased $1.9 million, due to increased investment securities volume and a 14 basis point increase in the average yield earned. Our yield on average earning assets was 4.83% in 2019 compared to 4.36% in 2018.
Interest income, on a tax-equivalent basis, increased $6.7 million, or 5.4%, to $130.7 million in 2018 from $124.0 million in 2017. The higher interest income in 2018 compared to 2017 was due primarily to the increase in the volume of loans due to new originations, the increased interest rate on loans, and the inclusion of $2.7 million of merger-related loan discount accretion in 2018. This increase was partially offset by a $1.3 million decrease in interest income on investment securities, due primarily to a 18 basis point decrease in the average rate earned. Our yield on average earning assets was 4.36% in 2018 compared to 4.34% in 2017.
Interest expense increased during 2019 by $16.0 million, or 69.8%, to $38.8 million from $22.8 million in 2018. The increase in interest expense during 2019 compared to 2018 was due to increased volume of interest bearing liabilities primarily related to the ATBancorp merger and a 28 basis point increase in the cost of deposits, mainly due to increased market interest rates. The average rate paid on interest-bearing liabilities was 1.24% in 2019 compared to 0.94% in 2018.
Interest expense in 2018 increased by $7.7 million, or 50.8%, from 2017. The increase in interest expense during 2018 compared to 2017 was primarily driven by a 23 basis point increase in the cost of deposits. The average rate paid on interest-bearing liabilities was 0.94% in 2018 compared to 0.67% in 2017.
Net interest income, on a tax-equivalent basis, increased 36.3% in 2019 to $146.9 million from $107.8 million in 2018. Tax-equivalent net interest income in 2018 decreased by $1.0 million, or 0.9%, from 2017. The net interest margin, which is our net interest income expressed as a percentage of average interest-earning assets stated on a tax-equivalent basis, was higher at 3.82% for 2019 compared to 3.60% in 2018 and 3.81% in 2017. The increase in net interest margin was driven primarily by an increase in loan purchase discount accretion to $14.0 million in 2019 from $2.7 million in 2018. The net interest spread, also on a tax-equivalent basis, was 3.59% in 2019 compared to 3.42% in 2018 and 3.67% in 2017.
Provision for Loan Losses
Our provision for loan losses was $7.2 million during 2019 compared to $7.3 million in 2018 and $17.3 million in 2017. Net charge-offs totaled $7.4 million in 2019, compared to net charge-offs of $6.1 million in 2018. The decreased provision from 2018 to 2019 was primarily the result of a decrease in specific reserves on loans individually evaluated for impairment, partially offset by an increase in reserves on loans collectively evaluated for impairment. The decreased provision from 2017 to 2018 reflects a $7.3 million credit impairment in 2017 related to a loan made to one of the Company’s commercial borrowers. Loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL effective January 1, 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. The provision for loan losses is established based on a number of factors as described in more detail in the “Critical Accounting Policies” section.

Noninterest Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2019, 2018, and 2017.

	For the Year Ended December 31,
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)
Investment services and trust activities	$8,040	$4,953	$3,087	62.3%	$4,953	$4,919	$34	0.7%
Service charges and fees	7,452	6,157	1,295	21.0	6,157	6,533	(376)	(5.8)
Card revenue	5,594	4,223	1,371	32.5	4,223	3,906	317	8.1
Loan revenue	3,789	3,622	167	4.6	3,622	3,421	201	5.9
Bank-owned life insurance	1,877	1,610	267	16.6	1,610	1,388	222	16.0
Insurance commissions	734	1,284	(550)	(42.8)	1,284	1,270	14	1.1
Investment securities gains, net	90	193	(103)	(53.4)	193	241	(48)	(19.9)
Other	3,670	1,173	2,497	212.9	1,173	1,073	100	9.3
Total noninterest income	$31,246	$23,215	$8,031	34.6%	$23,215	$22,751	$464	2.0%
Total noninterest income for the year ended December 31, 2019 was $31.2 million, an increase of $8.0 million, or 34.6%, from $23.2 million during the same period of 2018. This increase was primarily due to general improvement in all areas of noninterest income as a result of the ATBancorp merger with the exception of insurance commissions, which decreased due to the sale of substantially all of the assets used by MidWestOne Insurance Services, Inc. in June 2019, and investment securities gains, net, which also decreased.
Total noninterest income for the year ended December 31, 2018 was $23.2 million, an increase of $0.5 million, or 2.0%, from $22.8 million during the same period of 2017. This increase was primarily due to general improvement in all areas of noninterest income with the exception of service charges and fees on deposit accounts, which decreased due to generally lower account and non-sufficient funds fees, as well as investment securities gains, net, which also decreased.
Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2019, 2018, and 2017.

	For the Year Ended December 31,
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)
Compensation and employee benefits	$65,660	$49,758	$15,902	32.0%	$49,758	$47,864	$1,894	4.0%
Occupancy expense of premises, net	8,647	7,597	1,050	13.8	7,597	7,382	215	2.9
Equipment	7,717	5,565	2,152	38.7	5,565	5,060	505	10.0
Legal and professional	8,049	4,641	3,408	73.4	4,641	3,962	679	17.1
Data processing	4,579	2,951	1,628	55.2	2,951	2,674	277	10.4
Marketing	3,789	2,660	1,129	42.4	2,660	2,449	211	8.6
Amortization of intangibles	5,906	2,296	3,610	157.2	2,296	3,125	(829)	(26.5)
FDIC insurance	690	1,533	(843)	(55.0)	1,533	1,265	268	21.2
Communications	1,701	1,353	348	25.7	1,353	1,333	20	1.5
Foreclosed assets, net	580	21	559	2,661.9	21	184	(163)	(88.6)
Other	10,217	4,840	5,377	111.1	4,840	4,825	15	0.3
Total noninterest expense	$117,535	$83,215	$34,320	41.2%	$83,215	$80,123	$3,092	3.9%
Noninterest expense increased to $117.5 million for the year ended December 31, 2019, compared with $83.2 million for the year ended December 31, 2018, an increase of $34.3 million, or 41.2%, with all expense line items except FDIC insurance showing increases from 2018 to 2019. The increase in compensation and employee benefits of $15.9 million was primarily due to increased FTE employees due to the acquisition of ATBancorp and merger-related expenses of $5.4 million. The increase in other noninterest expense of $5.4 million was primarily related to $4.0 million of amortization of tax credit investments in 2019. Net occupancy expense increased primarily due to additional locations related to the ATBancorp acquisition, as well as merger-related expenses of $0.5 million. Legal and professional fees increased in 2019 as well, reflecting $2.8 million of expenses related to the merger with ATBancorp. Data processing expense rose $1.6 million primarily due to increased core data processing expenses. Amortization of intangibles increased $3.6 million due primarily to increased intangible asset balances related to the ATBancorp acquisition. Equipment expense increased $2.2 million primarily due to an increase in software-related expenses. FDIC insurance expense decreased $0.8 million primarily due to one-time FDIC premium credits received in 2019.
Noninterest expense increased to $83.2 million for the year ended December 31, 2018, compared with $80.1 million for the year ended December 31, 2017, an increase of $3.1 million, or 3.9%, with all expense line items except amortization of intangible assets and foreclosed assets, net, showing increases between 2017 and 2018. The increase was primarily due to salaries and employee benefits, which increased mainly due to normal salary and benefit cost adjustments. Equipment expense increased primarily due to increased software licensing expenses. Professional fees increased in 2018 as well, reflecting $0.7 million of expenses related to the merger with ATBancorp. Data processing expense rose primarily due to increased core data processing expenses.
Full-time equivalent employee levels were 771, 597, and 610 at December 31, 2019, 2018 and 2017, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 13.1% for 2019 compared with 20.1% for 2018. Income tax expense decreased by $1.0 million to $6.6 million in 2019 compared to tax expense of $7.6 million for 2018. The lower effective tax rate in 2019 was driven by recognition of tax credits.
Our effective tax rate was 20.1% for 2018 compared with 35.7% for 2017. Income tax expense decreased by $2.8 million to $7.6 million in 2018 compared to tax expense of $10.4 million for 2017. The lower effective tax rate in 2018 was due primarily to the $3.2 million impact of the Tax Act in 2017.
Financial Condition
Summary
Our total assets increased $1.36 billion, or 41.4%, to $4.65 billion as of December 31, 2019 from $3.29 billion as of December 31, 2018. This growth resulted primarily from increases in total loans, excluding loans held for sale, of $1.06 billion, or 44.3%, which was principally driven by the ATBancorp acquisition. Securities held for investment increased $176.1 million, or 28.9%, driven by the ATBancorp acquisition, as well as strong deposit generation. Our loan-to-deposit ratio rose to 93.0% at year-end 2019 compared to 92.0% at year-end 2018, with our target range being between 80% and 90%.
Total liabilities increased by $1.21 billion from December 31, 2018 to December 31, 2019. Our deposits increased $1.12 billion, or 42.7%, to $3.73 billion as of December 31, 2019 from $2.61 billion at December 31, 2018. Long-term debt was $231.7 million at December 31, 2019, an increase of $62.9 million, or 37.3%, from December 31, 2018. Short-term borrowings rose $7.9 million between December 31, 2018 and December 31, 2019.
Shareholders’ equity increased $151.9 million, or 42.5%, from December 31, 2018 to December 31, 2019. The increase was primarily driven by the issuance of common stock related to the ATBancorp merger, as well as net income of $43.6 million in 2019. These increases were primarily offset by dividends paid of $11.5 million.

Following is a table that represents the major categories of the Company’s balance sheet:

	December 31,	December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Assets
Cash and cash equivalents	$73,484	45,480	$28,004	61.6%
Securities held for investment	785,977	609,923	176,054	28.9
Total loans, net	3,427,587	2,370,138	1,057,449	44.6
Other assets	366,525	265,939	100,586	37.8
Total assets	$4,653,573	$3,291,480	$1,362,093	41.4%
Liabilities and Shareholders’ Equity
Total deposits	$3,728,655	$2,612,929	$1,115,726	42.7%
Total borrowings	371,009	300,148	70,861	23.6
Other liabilities	44,927	21,336	23,591	110.6
Total shareholders’ equity	508,982	357,067	151,915	42.5
Total liabilities and shareholders’ equity	$4,653,573	$3,291,480	$1,362,093	41.4%

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
During the quarter ended December 31, 2019, the Company transferred all of its investment securities classified as held to maturity to available for sale. Based on the changes in the current rate environment, management made this change in an effort to manage more effectively the investment portfolio, including the potential sale in the future of securities that were formerly classified as held to maturity. The amortized cost of the securities that were transferred totaled $186.4 million, and the pre-tax net unrealized gain related to these securities totaled $2.8 million on the date of the transfer.
Debt securities available for sale are carried at fair value. As of December 31, 2019, the fair value of our debt securities available for sale was $786.0 million and the amortized cost was $780.1 million. There were $8.4 million of gross unrealized gains and $2.4 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized gain of $5.9 million. The after-tax effect of this unrealized gain has been included in the accumulated other comprehensive income component of shareholders’ equity. The ratio of the fair value as a percentage of amortized cost increased at December 31, 2019 compared to December 31, 2018, due to a decrease in interest rates during 2019.
U.S. government agency securities as a percentage of total debt securities decreased to 0.1% at December 31, 2019, from 0.9% at December 31, 2018, and obligations of state and political subdivisions (primarily tax-exempt obligations) as a percentage of total securities also decreased to 32.7% at December 31, 2019, from 41.5% at December 31, 2018. Investments in mortgage-backed securities and collateralized mortgage obligations increased to 42.8% of total securities at December 31, 2019, as compared to 41.0% of total securities at December 31, 2018, and corporate debt securities increased to 24.4% of total securities at December 31, 2019, as compared to 16.6% at December 31, 2018.
As of December 31, 2019 and 2018, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government-sponsored agencies: FHLMC, the FNMA, and the GNMA. The receipt of principal, at par, and interest on these securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities and collateralized mortgage obligations do not expose the Company to significant credit-related losses.

The composition of debt securities available for sale was as follows:

	December 31,
	2019		2018		2017
Debt securities available for sale	(dollars in thousands)
U.S. Government agencies and corporations	$441	0.1%	$5,495	1.3%	$15,626	3.5%
States and political subdivisions	257,205	32.7	121,901	29.4	141,839	31.9
Mortgage-backed securities	43,530	5.5	50,653	12.2	48,497	10.9
Collateralized mortgage obligations	292,946	37.3	169,928	41.1	168,196	37.7
Corporate debt securities	191,855	24.4	66,124	16.0	71,166	16.0
Fair value of debt securities available for sale	$785,977	100.0%	$414,101	100.0%	$445,324	100.0%
The composition of held to maturity securities was as follows:

	December 31,
	2019		2018		2017
Debt securities held to maturity	(dollars in thousands)
U.S. Government agencies and corporations	$—	N/A	$—	—%	$10,049	5.1%
States and political subdivisions	—	N/A	131,177	67.0	126,413	64.6
Mortgage-backed securities	—	N/A	11,016	5.6	1,906	1.0
Collateralized mortgage obligations	—	N/A	18,527	9.5	22,115	11.3
Corporate debt securities	—	N/A	35,102	17.9	35,136	18.0
Amortized cost	$—	N/A	$195,822	100.0%	$195,619	100.0%
See Note 3. Debt Securities, and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to our consolidated financial statements for additional information related to the investment portfolio.
The maturities, carrying values and weighted average yields of debt securities as of December 31, 2019 were as follows:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Debt securities available for sale:
U.S. Government agencies and corporations	$—	—%	$441	2.05%	$—	—%	$—	—%
States and political subdivisions (1)	6,069	3.85	64,803	3.51	132,394	3.39	53,939	3.35
Mortgage-backed securities (2)	12	4.69	9,466	2.24	8,273	2.63	25,779	2.83
Collateralized mortgage obligations (2)	—	—	7,107	3.78	5,422	1.53	280,417	2.46
Corporate debt securities	16,575	2.00	107,928	2.80	66,532	4.62	820	4.20
Total debt securities available for sale	$22,656	2.50%	$189,745	3.05%	$212,621	3.70%	$360,955	2.62%
(1) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2) These securities are presented based upon contractual maturities.
As of December 31, 2019, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.

Loans
The composition of loans (before deducting the allowance for loan losses) was as follows:

	As of December 31,
	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in thousands)
Agricultural	$140,446	4.1%	$96,956	4.1%	$105,512	4.6%	$113,343	5.2%	$121,714	5.7%
Commercial and industrial	835,236	24.2	533,188	22.2	503,624	22.0	460,970	21.3	470,272	21.9
Commercial real estate:
Construction & development	298,077	8.6	217,617	9.1	165,276	7.3	126,685	5.9	120,753	5.6
Farmland	181,885	5.3	88,807	3.7	87,868	3.8	94,979	4.4	89,084	4.1
Multifamily	227,407	6.6	134,741	5.6	134,506	5.9	136,003	6.3	121,763	5.7
Commercial real estate-other	1,107,490	32.1	826,163	34.4	784,321	34.3	706,576	32.6	660,341	30.7
Total commercial real estate	1,814,859	52.6	1,267,328	52.8	1,171,971	51.3	1,064,243	49.2	991,941	46.1
Residential real estate:
One- to four-family first liens	407,418	11.8	341,830	14.3	352,226	15.4	372,233	17.2	428,233	19.9
One- to four-family junior liens	170,381	4.9	120,049	5.0	117,204	5.1	117,763	5.4	102,273	4.7
Total residential real estate	577,799	16.7	461,879	19.3	469,430	20.5	489,996	22.6	530,506	24.6
Consumer	82,926	2.4	39,428	1.6	36,158	1.6	36,591	1.7	37,509	1.7
Total loans	$3,451,266	100.0%	$2,398,779	100.0%	$2,286,695	100.0%	$2,165,143	100.0%	$2,151,942	100.0%
Total assets	$4,653,573		$3,291,480		$3,212,271		$3,079,575		$2,979,975
Loans to total assets		74.2%		72.9%		71.2%		70.3%		72.2%
Our loan portfolio, before allowance for loan losses, increased 43.9% to $3.45 billion as of December 31, 2019 from $2.40 billion at December 31, 2018. The increases in the loan portfolio were primarily driven by the ATBancorp merger, which resulted in the recognition of $1.14 billion in loan balances as of the acquisition date.
The largest increase occurred in commercial real estate loans, which increased $547.5 million, or 43.2%, to $1.81 billion as of December 31, 2019, from $1.27 billion as of December 31, 2018. Within commercial real estate, other commercial real estate increased $281.3 million, or 34.1%, construction and development increased $80.5 million, or 37.0%, farmland loans increased $93.1 million, or 104.8%, and multifamily increased $92.7 million, or 68.8%, between December 31, 2019 and December 31, 2018. Commercial and industrial loans increased $302.0 million, or 56.6%, to $835.2 million between December 31, 2019 and December 31, 2018. Additionally, agricultural loans increased $43.5 million, or 44.9%, between December 31, 2019 and December 31, 2018, to $140.4 million at December 31, 2019, and residential real estate loans increased $115.9 million, or 25.1%, between December 31, 2019 and December 31, 2018. Consumer loans also increased $43.5 million, or 110.3%, between the two dates. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $900.8 million and $538.6 million as of December 31, 2019 and 2018, respectively.
Our loan to deposit ratio increased to 93.0% at year end 2019 from 92.0% at the end of 2018, with our target range for this ratio being between 80% and 90%. The increase in this ratio is reflective of the ATBancorp merger, which included the acquisition of loan balances of $1.14 billion and deposit balances of $1.09 billion as of the acquisition date, or a loan to deposit ratio of 105% as of the acquisition date. We expect to reduce this ratio to be within the target range through a greater focus on deposit gathering within our markets.

The following table sets forth remaining maturities and rate types of loans at December 31, 2019:

					Maturities Within		Maturities After
		Due In			One Year		One Year
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
	(in thousands)
Agricultural	$91,376	$39,908	$9,162	$140,446	$25,231	$66,145	$36,986	$12,084
Commercial and industrial	226,663	310,367	298,206	835,236	62,831	163,832	324,257	284,316
Commercial real estate:
Construction & development	87,714	152,790	57,573	298,077	49,526	38,188	108,280	102,083
Farmland	29,124	97,396	55,365	181,885	26,267	2,857	111,840	40,921
Multifamily	22,371	138,549	66,487	227,407	11,929	10,442	133,771	71,265
Commercial real estate-other	87,936	620,264	399,290	1,107,490	78,080	9,856	599,931	419,623
Total commercial real estate	227,145	1,008,999	578,715	1,814,859	165,802	61,343	953,822	633,892
Residential real estate:
One- to four- family first liens	18,905	99,103	289,410	407,418	12,306	6,599	160,014	228,499
One- to four- family junior liens	13,935	36,404	120,042	170,381	3,116	10,819	57,759	98,687
Total residential real estate	32,840	135,507	409,452	577,799	15,422	17,418	217,773	327,186
Consumer	11,500	62,180	9,246	82,926	5,416	6,084	69,731	1,695
Total loans	$589,524	$1,556,961	$1,304,781	$3,451,266	$274,702	$314,822	$1,602,569	$1,259,173
Of the $1.57 billion of variable rate loans, approximately $825.3 million, or 52.4%, are subject to interest rate floors, with a weighted average floor rate of 4.45%.
Nonperforming Assets
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
90 days or more past due and still accruing interest	$136	$365	$207	$485	$284
Performing troubled debt restructured	4,372	5,284	9,815	7,377	7,547
Nonaccrual	41,481	19,924	14,784	20,668	4,012
Total nonperforming loans	45,989	25,573	24,806	28,530	11,843
Foreclosed assets, net	3,706	535	2,010	2,097	8,834
Total nonperforming assets	$49,695	$26,108	$26,816	$30,627	$20,677
Nonperforming loans to loans held for investment, net of unearned income	1.33%	1.07%	1.08%	1.32%	0.55%
Nonperforming assets to loans held for investment, net of unearned income	1.44%	1.09%	1.17%	1.41%	1.43%
Management’s policy is to place loans on nonaccrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured with marketable collateral and in the process of collection.
Total nonperforming assets were $49.7 million at December 31, 2019, compared to $26.1 million at December 31, 2018, a $23.6 million, or 90.3%, increase. Nonperforming loans increased $20.4 million during 2019, and foreclosed assets, net, increased $3.2 million during 2019. The increase in foreclosed assets, net, from $0.5 million at December 31, 2018 to $3.7 million at December 31, 2019, was primarily attributable to the ATBancorp merger, which resulted in the acquisition of $3.1 million in foreclosed assets at the date of acquisition. Foreclosed assets, net, are carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
Nonperforming loans increased from $25.6 million, or 1.07% of total loans, at December 31, 2018, to $46.0 million, or 1.33% of total loans, at December 31, 2019. At December 31, 2019, nonperforming loans consisted of $41.5 million in nonaccrual loans, $4.4 million in performing TDRs and $0.1 million in loans past due 90 days or more and still accruing interest. This compares to nonaccrual loans of $19.9 million, TDRs of $5.3 million, and loans past due 90 days or more and still accruing interest of $0.4 million at December 31, 2018. The $21.6 million increase in nonaccrual loans was primarily driven by loans placed on nonaccrual status during the year of $30.0 million, as well as nonaccrual loans of $12.1 million obtained through the ATBancorp acquisition. These increases were partially offset by repayments of $10.0 million, loans returned to accrual status of $1.8 million, charge-offs of $7.0 million and transfers to foreclosed assets of $1.8 million. Loans 90 days or more past due and still accruing interest decreased $0.2 million between December 31, 2018, and December 31, 2019.
As of December 31, 2019, the allowance for loan losses was $29.1 million compared with $29.3 million at December 31, 2018. The Company had an allowance of 0.84% of total gross loans at December 31, 2019, compared to 1.22% and 1.22% at December 31, 2018 and 2017, respectively. Management evaluates the allowance needed on acquired loans factoring in the remaining discount, which was $18.3 million, $5.8 million, and $8.5 million at December 31, 2019, 2018, and 2017, respectively. The allowance for loan losses represented 63.2% of nonperforming loans at December 31, 2019, compared with 114.6% of nonperforming loans at December 31, 2018.
The following table sets forth information concerning nonperforming loans by class of receivable at December 31, 2019 and December 31, 2018:

	90 Days or More Past Due and Still Accruing Interest	Troubled Debt Restructure	Nonaccrual	Total
	(in thousands)
December 31, 2019
Agricultural	$—	$2,361	$2,893	$5,254
Commercial and industrial	—	—	13,276	13,276
Commercial real estate:
Construction & development	—	—	1,494	1,494
Farmland	—	—	10,402	10,402
Multifamily	—	—	—	—
Commercial real estate-other	—	1,017	10,141	11,158
Total commercial real estate	—	1,017	22,037	23,054
Residential real estate:
One- to four- family first liens	99	856	2,556	3,511
One- to four- family junior liens	25	138	513	676
Total residential real estate	124	994	3,069	4,187
Consumer	12	—	206	218
Total	$136	$4,372	$41,481	$45,989
December 31, 2018
Agricultural	$—	$2,502	$1,622	$4,124
Commercial and industrial	—	492	9,218	9,710
Commercial real estate:
Construction & development	—	—	99	99
Farmland	—	—	2,751	2,751
Multifamily	—	—	—	—
Commercial real estate-other	—	1,227	4,558	5,785
Total commercial real estate	—	1,227	7,408	8,635
Residential real estate:
One- to four- family first liens	341	1,063	1,049	2,453
One- to four- family junior liens	24	—	465	489
Total residential real estate	365	1,063	1,514	2,942
Consumer	—	—	162	162
Total	$365	$5,284	$19,924	$25,573

The largest categories of nonperforming loans were commercial and industrial loans, with a balance of $13.3 million, and commercial real estate loans, with a balance of $23.1 million at December 31, 2019. The remaining nonperforming loans consisted of $5.3 million in agricultural, $4.2 million in residential real estate, and $0.2 million of consumer loans.
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
The gross interest income that would have been recorded in the years ended December 31, 2019, 2018 and 2017 if the nonaccrual and TDRs had been current in accordance with their original terms was $5.8 million, $2.4 million, and $2.5 million, respectively. The amount of interest collected on those loans that was included in interest income was $2.4 million, $0.9 million, and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Through the review of delinquency reports, updated financial statements, or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a watch (loan grade 5) or classified (loan grades 6 through 8) status is warranted. When a loan relationship with total related exposure of $1.0 million or greater is adversely graded (loan grade 5 or above), or is classified as a TDR (regardless of size), the lending officer is then charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are first presented to regional management and then to the loan strategy committee. Copies of the minutes of these committee meetings are presented to the board of directors of the Bank.
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
Restructured Loans
We restructure loans for our customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances. We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan. See Note 1. Nature of Business and Significant Accounting Policies for additional information on factors considered related to concessions.

Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals.
During the year ended December 31, 2019, the Company restructured 21 loans by granting concessions to borrowers experiencing financial difficulties.
Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Loans held for investment, net of unearned income	$3,451,266	$2,398,779	$2,286,695	$2,165,143	$2,151,942
Average loans held for investment, net of unearned income	$3,157,127	$2,354,354	$2,201,364	$2,161,376	$1,962,846
Allowance for loan losses at beginning of period	$29,307	$28,059	$21,850	$19,427	$16,363
Charge-offs:
Agricultural	$1,130	$656	$1,202	$1,204	$245
Commercial and industrial	4,774	2,752	2,338	3,066	736
Commercial real estate:
Construction & development	—	—	257	734	193
Farmland	650	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	887	2,901	7,674	197	660
Total commercial real estate	1,537	2,901	7,931	931	853
Residential real estate:
One- to four- family first liens	61	83	250	462	653
One- to four- family junior liens	168	30	55	320	87
Total residential real estate	229	113	305	782	740
Consumer	720	618	257	98	48
Total charge-offs	$8,390	$7,040	$12,033	$6,081	$2,622
Recoveries:
Agricultural	$32	$67	$187	$33	$1
Commercial and industrial	195	291	232	124	383
Commercial real estate:
Construction & development	6	60	167	54	—
Farmland	202	—	24	1	4
Multifamily	—	—	—	—	—
Commercial real estate-other	103	230	100	137	3
Total commercial real estate	311	290	291	192	7
Residential real estate:
One- to four- family first liens	47	139	24	82	131
One- to four- family junior liens	58	149	156	75	12
Total residential real estate	105	288	180	157	143
Consumer	361	52	18	15	20
Total recoveries	$1,004	$988	$908	$521	$554
Net loans charged off	$7,386	$6,052	$11,125	$5,560	$2,068
Provision for loan losses	7,158	7,300	17,334	7,983	5,132
Allowance for loan losses at end of period	$29,079	$29,307	$28,059	$21,850	$19,427

Net loans charged off to average loans	0.23%	0.26%	0.51%	0.26%	0.11%
Allowance for loan losses to total loans at end of period	0.84%	1.22%	1.23%	1.01%	0.90%

The following table sets forth the allowance for loan losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment as of December 31 for each of the years indicated:

	December 31,
	2019		2018		2017		2016		2015
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Agricultural	$3,748	4.1%	$3,637	4.1%	$2,790	4.6%	$2,003	5.2%	$1,396	5.7%
Commercial and industrial	8,394	24.2	7,478	22.2	8,518	22.0	6,274	21.3	5,369	21.9
Commercial real estate	13,804	52.6	15,635	52.8	13,637	51.3	9,860	49.2	8,384	46.1
Residential real estate	2,685	16.7	2,349	19.3	2,870	20.5	3,458	22.6	3,876	24.6
Consumer	448	2.4	208	1.6	244	1.6	255	1.7	402	1.7
Total	$29,079	100.0%	$29,307	100.0%	$28,059	100.0%	$21,850	100.0%	$19,427	100.0%
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The current expected credit loss measurement will be used to estimate the allowance for credit losses (“ACL”) over the life of the financial assets.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.

The Company formed a cross functional committee to oversee the adoption of the ASU. The committee identified eleven distinct loan segments for which models have been developed.  Management monitors and assesses credit risk based on these loan segments.

The CECL modeling measurements for estimating the current expected lifetime credit losses for loans includes the following major items:

•	Initial forecast - using a period of one year using forward-looking economic scenarios of expected losses.

•
Historical loss forecast - for a period incorporating the remaining contractual life, adjusted for prepayments, and the changes in various economic variables during representative historical and recessionary periods.

•	Reversion period - using one and a half years, which links the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

•	Discounted cash flows (DCF) calculation - using the items above to estimate the lifetime credit losses for each portfolio and losses for loans modified as a TDR.

The Company will adopt CECL effective January 1, 2020. During the first quarter of 2020, the Company will finalize all internal processes related to the adoption of CECL. At that time, the cross functional committee will be disbanded, along with the current Allowance for Loan Losses Committee, and will be replaced with an Allowance for Credit Losses Committee that will provide oversight for the entire CECL model and allowance process.

Upon finalization of internal processes, the Company will recognize a one-time cumulative effect adjustment increasing the allowance for credit losses. We expect an initial increase to the allowance for credit losses, including the allowance for unfunded commitments, in the range of 20-30% above existing levels. The initial increase to the allowance for credit losses is expected to be substantially attributable to the acquired loan portfolio and the allowance for unfunded commitments. The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loans and available-for-sale securities portfolio, along with other management judgments.

The Company does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as a large portion of these securities are government agency-backed securities for which the risk of loss is minimal. Utilizing a risk-based approach that incorporates credit ratings, observed credit spreads and in certain cases issuer-specific financial analysis, the Bank performs a quarterly assessment of non-agency backed securities.  Our assessment based on this analysis is that the risk of loss on non-agency backed securities is also minimal.

In December 2018, the OCC, the Federal Reserve, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  The Company is planning on adopting the capital transition relief over the permissible three-year period.

See Note 1 to the consolidated financial statements for additional information on the Company’s adoption of CECL.

Premises and Equipment
As of December 31, 2019, premises and equipment totaled $90.7 million, an increase of $15.0 million, or 19.7%, from $75.8 million at December 31, 2018. This increase was primarily due to the ATBancorp acquisition.
Goodwill and Other Intangible Assets
Goodwill increased to $91.9 million as of December 31, 2019 compared to $64.7 million at December 31, 2018. Other intangible assets increased $22.3 million, or 226.3%, to $32.2 million at December 31, 2019 compared to December 31, 2018. Increases in goodwill and other intangible assets were due to the ATBancorp acquisition.
Deposits
Deposits increased $1.12 billion, or 42.7%, during the year ended December 31, 2019, due to the ATBancorp acquisition, which resulted in an increase of $1.09 billion in deposits on the date of the acquisition, and strong deposit generation. The mix of deposits saw increases between December 31, 2018 and December 31, 2019 of $223.1 million, or 50.8% in non-interest bearing deposits, $278.9 million, or 40.8%, in interest-bearing checking accounts, $207.2 million, or 37.3%, in money market deposits, $229.8 million, or 31.8%, in certificates of deposit, and $176.7 million, or 84.0%, in savings deposits.
The average balance of non-interest-bearing accounts increased $130.9 million, or 28.8%, from 2018 to 2019. The average balance of interest-bearing demand deposits increased $358.0 million, or 29.5%, and the average balance of savings accounts increased by $115.0 million, or 53.7%, between 2018 and 2019. The aggregate average balance of time deposits increased by $150.1 million, or 20.7%, from 2018 to 2019.

	Year Ended December 31,
	2019			2018			2017			2016			2015
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
	(dollars in thousands)
Non-interest-bearing demand deposits	$586,100	17.4%	NA	$455,223	17.5%	NA	$471,170	18.8%	NA	$512,383	21.0%	NA	$488,312	21.4%	NA
Interest-bearing checking and money market	1,573,436	46.8	0.78%	1,215,428	46.6	0.49%	1,152,350	46.0	0.32%	1,087,757	44.5	0.29%	859,945	37.8	0.31%
Savings	329,199	9.8	0.33	214,244	8.2	0.12	205,204	8.2	0.10	195,237	8.0	0.14	279,230	12.3	0.13
Certificates of deposit	873,978	26.0	1.90	723,830	27.7	1.54	674,757	27.0	1.13	649,986	26.5	0.92	648,516	28.5	0.75
Total deposits	$3,362,713	100.0%	0.89%	$2,608,725	100.0%	0.66%	$2,503,481	100.0%	0.46%	$2,445,363	100.0%	0.38%	$2,276,003	100.0%	0.35%

Certificates of deposit of $100,000 and over at December 31, 2019 had the following maturities:

(in thousands)
Three months or less	$116,914
Over three through six months	98,107
Over six months through one year	165,040
Over one year	121,915
Total	$501,976
Short-Term Borrowings
The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of December 31, 2019 and 2018, the Bank had no balance of federal funds purchased.
Securities sold under agreement to repurchase were $117.2 million as of December 31, 2019, an increase of $42.7 million, or 57.3%, from $74.5 million at December 31, 2018. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Changes in the balance of securities sold under agreement to repurchase are due to variances in the cash needs of these customers. See Note 11. Short-Term Borrowings to our consolidated financial statements for additional information related to our federal funds purchased and securities sold under agreement to repurchase.
The Bank utilizes FHLB short-term advances for short-term funding needs. As of December 31, 2019 and 2018, FHLB advances were $22.1 million and $56.9 million, respectively.
Long-Term Debt
Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.6 million as of December 31, 2019, an increase of $17.7 million, or 74.1%, from $23.9 million at December 31, 2018. The increase was due to the assumption of junior subordinated notes as part of the ATBancorp acquisition.
Subordinated debentures increased to a balance of $10.9 million at December 31, 2019 due to the assumption of subordinated debentures as a result of to the ATBancorp acquisition.
FHLB borrowings totaled $145.7 million as of December 31, 2019, compared to $136.0 million as of December 31, 2018, an increase of $9.7 million, or 7.1%. We utilize FHLB borrowings as a supplement to customer deposits to fund earning assets and to assist in managing interest rate risk.
Other long-term debt in the form of a $35.0 million unsecured note payable to a correspondent bank was entered into on April 30, 2015 in connection with the payment of the merger consideration at the closing of the Central merger. In addition, on April 30, 2019, in connection with the ATBancorp merger, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. As of December 31, 2019, the remaining outstanding balance of both notes totaled $32.3 million. See Note 12. Long-Term Debt to our consolidated financial statements for additional information related to long-term debt.

The following table sets forth the distribution of borrowed funds and weighted average interest rates.

	December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(dollars in thousands)
Federal funds purchased, repurchase agreements, and FHLB overnight advances	$139,349	1.17%	$131,422	1.70%	$97,229	0.47%
Junior subordinated notes issued to capital trusts	41,587	3.85	23,888	4.97	23,793	4.00
Subordinated debentures	10,899	6.50	—	—	—	—
FHLB borrowings	145,700	2.25	136,000	2.45	115,000	1.67
Other long-term debt	32,250	3.44	7,500	3.78	12,500	2.85
Total	$369,785	2.25%	$298,810	2.35%	$248,522	1.48%
The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the periods presented.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Federal funds purchased, repurchase agreements, and FHLB overnight advances	$159,236	$131,420	$124,952
FHLB borrowings	160,755	148,000	145,000
Junior subordinated notes issued to capital trusts	44,030	23,888	23,793
Subordinated note	10,903	—	—
Other long-term debt	41,250	12,500	17,500
Total	$416,174	$315,808	$311,245
The following table sets forth the average amount of and the average rate paid on borrowed funds.

	Year Ended December 31,
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Federal funds purchased, repurchase agreements, and FHLB overnight advances	$124,956	1.46%	$105,094	1.24%	$87,763	0.47%
FHLB borrowings	151,764	2.30	133,814	1.95	110,000	1.67
Junior subordinated notes issued to capital trusts	35,956	5.15	23,841	4.97	23,743	4.00
Subordinated note	7,304	6.31	—	—	—	—
Other long-term debt	27,844	3.97	10,596	3.77	15,596	2.75
Total	$347,824	2.51%	$273,345	2.01%	$237,102	1.53%

Contractual Obligations
The following table summarizes contractual obligations payments due by period, as of December 31, 2019:

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(in thousands)
Time certificates of deposit	$953,446	$678,107	$242,832	$31,670	$837
Federal funds purchased, repurchase agreements, and FHLB overnight advances	139,349	139,349	—	—	—
FHLB borrowings	145,400	54,400	74,000	17,000	—
Junior subordinated notes issued to capital trusts	41,587	—	—	—	41,587
Subordinated debentures	10,899	—	—	10,899	—
Other long-term debt	32,250	9,500	14,000	8,750	—
Noncancellable operating leases and capital lease obligations	8,512	1,345	2,522	2,088	2,557
Total	$1,331,443	$882,701	$333,354	$70,407	$44,981
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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments, and also expects to have sufficient liquidity available to cover these off-balance-sheet instruments. Off-balance-sheet transactions are more fully discussed in Note 18. Commitments and Contingencies to our consolidated financial statements.
The following table summarizes our off-balance-sheet commitments by expiration period, as of December 31, 2019:

		Less than	1 to 3	3 to 5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to extend credit	$859,212	$450,341	$121,393	$77,787	$209,691
Commitments to sell loans	5,400	5,400	—	—	—
Standby letters of credit	36,192	32,956	3,011	179	46
Total	$900,804	$488,697	$124,404	$77,966	$209,737
Capital Resources
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rules, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2019, the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized under the prompt corrective action requirements (including the capital conservation buffer), and the Company exceeded federal regulatory minimum requirements for capital adequacy purposes (including the capital conservation buffer). See Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our regulatory capital ratios.
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
On April 20, 2017, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan is the successor to the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which expired on November 20, 2017.
On February 15, 2019, 39,100 restricted stock units were granted to certain officers of the Company under the 2017 Plan. Additionally, during the year of 2019, 34,810 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 3,456 shares were surrendered by grantees to satisfy tax requirements, and 8,190 nonvested restricted stock units were forfeited. During 2019, no shares of common stock were issued in connection with the exercise of previously issued stock options, and no options expired.
On May 15, 2019, 9,940 restricted stock units were granted to the directors of the Company under the 2017 Plan. See Note 15. Stock Compensation Plans to our consolidated financial statements for additional information related to our stock compensation program.
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
Cash and cash equivalents are summarized in the table below:

	Year Ended December 31,
	2019	2018	2017
(dollars in thousands)
Cash and due from banks	$67,174	$43,787	$44,818
Interest-bearing deposits	6,112	1,693	5,474
Federal funds sold	198	—	680
Total	$73,484	$45,480	$50,972
Percentage of average total assets	1.7%	1.4%	1.6%
Generally, our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our federal funds lines, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. The Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary.

Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $47.3 million for the year ended December 31, 2019 and $42.8 million for the year ended December 31, 2018.
As of December 31, 2019, we had outstanding commitments to extend credit to borrowers of $859.2 million, standby letters of credit of $36.2 million, and commitments to sell loans of $5.4 million. Certificates of deposit maturing in one year or less totaled $678.1 million as of December 31, 2019. We believe that a significant portion of these deposits will remain with us upon maturity.
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
Net cash provided by operating activities was $47.3 million during 2019, compared with $42.8 million in 2018 and $41.1 million in 2017. Proceeds from loans held for sale, net of funds used to originate loans held for sale, represented a $3.4 million outflow for 2019, compared to an inflow of $0.2 million for 2018 and a $3.4 million net inflow for 2017.
Net cash provided by investing activities was $72.7 million during 2019, compared with net cash used in investing activities of $94.4 million in 2018 and net cash used in investing activities of $148.8 million in 2017. During 2019, securities transactions resulted in net cash outflows of $64.6 million, net cash inflows of $25.7 million for 2018, and were relatively cash neutral for 2017. Net origination of loans resulted in $89.0 million in cash inflows for 2019, compared to $118.7 million in cash outflows for 2018 and $133.8 million in cash outflows in 2017.
Net cash used in financing activities was $92.1 million during 2019, compared with net cash provided by financing activities of $46.2 million in 2018, and net cash provided by financing activities of $115.4 million in 2017. Sources of cash from financing activities for 2019 included a net increase of $25.7 million in deposits. This increase in cash was offset by $11.5 million of cash dividends paid, a net decrease of $92.8 million in short-term borrowings, and a net decrease of $8.4 million in long-term debt.
Sources of cash from financing activities for 2018 primarily included net increases of $7.6 million in deposits, $34.2 million in short-term borrowings, and $16.0 million in long-term debt. These increases in cash were partially offset by $9.5 million of cash dividends paid and $2.1 million of repurchases of common stock.
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
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank maintains several unsecured federal funds lines totaling $170.0 million, which are tested annually to ensure availability.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of December 31, 2019, the Bank had $145.7 million in outstanding FHLB borrowings, leaving $445.5 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits: The Bank has brokered certificate of deposit lines/deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the Bank’s core market area, is reflected in an internal policy stating that the Bank limit the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company had $6.6 million in brokered time deposits through the CDARS program as of December 31, 2019. Included in interest-bearing checking and money market deposits at December 31, 2019 were $10.1 million of brokered deposits in the ICS program.
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2019.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2019, the Bank had municipal securities with an approximate market value of $13.0 million pledged for liquidity purposes. There were no outstanding borrowings through the FRB Discount Window at December 31, 2019.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company's interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. Multiple interest rate scenarios are evaluated which include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). The change in the Company’s interest rate profile between December 31, 2018 and December 31, 2019 is largely attributable to the ATBancorp merger. ATBancorp’s loan portfolio was more heavily weighted toward Prime-based and other floating rate lending than the Bank’s legacy loan portfolio.  As a result, the Bank’s interest rate risk profile became less liability sensitive upon completion of the merger.
The Bank’s asset and liability committee meets regularly and is responsible for reviewing its interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. Our asset  and  liability  committee  seeks  to  manage interest  rate  risk  under a variety of possible rate scenarios by structuring  our balance sheet and off-balance-sheet positions in such a way that changes in interest rates do not have a large negative impact. The risk is monitored and managed within approved policy limits.
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

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2019
Dollar change	$1,302	$101	$(638)	$(2,354)
Percent change	0.9%	0.1%	(0.5)%	(1.7)%

December 31, 2018
Dollar change	$(529)	$(568)	$(1,840)	$(4,006)
Percent change	(0.5)%	(0.5)%	(1.7)%	(3.8)%
As of December 31, 2019, 42.4% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months, and 43.6% of the Company’s deposit balances are low cost or no cost deposits.

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
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits includes performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor since 2013.
Cedar Rapids, Iowa
March 6, 2020

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS	(dollars in thousands)
Cash and due from banks	$67,174	$43,787
Interest earning deposits in banks	6,112	1,693
Federal funds sold	198	—
Total cash and cash equivalents	73,484	45,480
Debt securities available for sale at fair value	785,977	414,101
Held to maturity securities at amortized cost (fair value of $0 and $192,564)	—	195,822
Total securities held for investment	785,977	609,923
Loans held for sale	5,400	666
Gross loans held for investment	3,469,236	2,405,001
Unearned income, net	(17,970)	(6,222)
Loans held for investment, net of unearned income	3,451,266	2,398,779
Allowance for loan losses	(29,079)	(29,307)
Total loans held for investment, net	3,422,187	2,369,472
Premises and equipment, net	90,723	75,773
Goodwill	91,918	64,654
Other intangible assets, net	32,218	9,875
Foreclosed assets, net	3,706	535
Other assets	147,960	115,102
Total assets	$4,653,573	$3,291,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$662,209	$439,133
Interest bearing deposits	3,066,446	2,173,796
Total deposits	3,728,655	2,612,929
Short-term borrowings	139,349	131,422
Long-term debt	231,660	168,726
Other liabilities	44,927	21,336
Total liabilities	4,144,591	2,934,413

Commitments and contingencies (Note 18)

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 12,463,481; outstanding shares of 16,162,176 and 12,180,015	16,581	12,463
Additional paid-in capital	297,390	187,813
Retained earnings	201,105	168,951
Treasury stock at cost, 418,841 and 283,466	(10,466)	(6,499)
Accumulated other comprehensive income (loss)	4,372	(5,661)
Total shareholders' equity	508,982	357,067
Total liabilities and shareholders' equity	$4,653,573	$3,291,480
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Interest income
Loans, including fees	$163,163	$111,193	$102,366
Taxable investment securities	13,132	11,027	10,179
Tax-exempt investment securities	5,696	5,827	6,239
Other	450	62	142
Total interest income	182,441	128,109	118,926
Interest expense
Deposits	29,927	17,331	11,489
Short-term borrowings	1,847	1,315	424
Long-term debt	7,017	4,195	3,232
Total interest expense	38,791	22,841	15,145
Net interest income	143,650	105,268	103,781
Provision for loan losses	7,158	7,300	17,334
Net interest income after provision for loan losses	136,492	97,968	86,447
Noninterest income
Investment services and trust activities	8,040	4,953	4,919
Service charges and fees	7,452	6,157	6,533
Card revenue	5,594	4,223	3,906
Loan revenue	3,789	3,622	3,421
Bank-owned life insurance	1,877	1,610	1,388
Insurance commissions	734	1,284	1,270
Investment securities gains, net	90	193	241
Other	3,670	1,173	1,073
Total noninterest income	31,246	23,215	22,751
Noninterest expense
Compensation and employee benefits	65,660	49,758	47,864
Occupancy expense of premises, net	8,647	7,597	7,382
Equipment	7,717	5,565	5,060
Legal and professional	8,049	4,641	3,962
Data processing	4,579	2,951	2,674
Marketing	3,789	2,660	2,449
Amortization of intangibles	5,906	2,296	3,125
FDIC insurance	690	1,533	1,265
Communications	1,701	1,353	1,333
Foreclosed assets, net	580	21	184
Other	10,217	4,840	4,825
Total noninterest expense	117,535	83,215	80,123
Income before income tax expense	50,203	37,968	29,075
Income tax expense	6,573	7,617	10,376
Net income	$43,630	$30,351	$18,699
Earnings per share:
Basic	$2.93	$2.48	$1.55
Diluted	$2.93	$2.48	$1.55
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$43,630	$30,351	$18,699

Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on debt securities available for sale arising during the period	13,663	(3,865)	(1,470)
Reclassification adjustment for net gains included in net income	(87)	(197)	(188)
Income tax (expense) benefit	(3,543)	1,060	654
Unrealized net gains (losses) on debt securities available for sale, net of reclassification adjustment	10,033	(3,002)	(1,004)
Other comprehensive income (loss), net of tax	$10,033	$(3,002)	$(1,004)
Comprehensive income	$53,663	$27,349	$17,695
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated
	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance at December 31, 2016	$11,713	$163,667	$136,975	$(5,766)	$(1,133)	$305,456
Cumulative effect of change in accounting principle(1)	—	—	465	—	(465)	—
Net income	—	—	18,699	—	—	18,699
Other comprehensive loss	—	—	—	—	(1,004)	(1,004)
Issuance of common stock (750,000 shares), net of expenses of $1,328	750	23,610	—	—	—	24,360
Stock options exercised (8,750 shares)	—	(83)	—	183	—	100
Release/lapse of restriction on RSUs (27,625 shares, net)	—	(576)	—	462	—	(114)
Share-based compensation	—	868	—	—	—	868
Dividends paid on common stock ($0.67 per share)	—	—	(8,061)	—	—	(8,061)
Balance at December 31, 2017	$12,463	$187,486	$148,078	$(5,121)	$(2,602)	$340,304
Cumulative effect of change in accounting principle(2)	—	—	57	—	(57)	—
Net income	—	—	30,351	—	—	30,351
Other comprehensive loss	—	—	—	—	(3,002)	(3,002)
Stock options exercised (9,700 shares)	—	(68)	—	204	—	136
Release/lapse of restriction on RSUs (29,715 shares, net)	—	(635)	—	547	—	(88)
Repurchase of common stock (76,128 shares)	—	—	—	(2,129)	—	(2,129)
Share-based compensation	—	1,030	—	—	—	1,030
Dividends paid on common stock ($0.78 per share)	—	—	(9,535)	—	—	(9,535)
Balance at December 31, 2018	$12,463	$187,813	$168,951	$(6,499)	$(5,661)	$357,067
Net income	—	—	43,630	—	—	43,630
Other comprehensive income	—	—	—	—	10,033	10,033
Issuance of common stock for acquisition of ATBancorp (4,117,536 shares), net of offering expenses of $323 and liquidity discount of $2,355	4,118	109,236	—	—	—	113,354
Release/lapse of restriction on RSUs (31,354 shares, net)	—	(815)	—	712	—	(103)
Repurchase of common stock (166,729 shares)	—	—	—	(4,679)	—	(4,679)
Share-based compensation	—	1,156	—	—	—	1,156
Dividends paid on common stock ($0.81 per share)	—	—	(11,476)	—	—	(11,476)
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
(1) Reclassification pursuant to adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1. Nature of Business and Significant Accounting Policies - Effect of New Financial Accounting Standards and Note 13. Income Taxes for additional information
(2) Reclassification due to adoption of ASU 2016-01, Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 1. Nature of Business and Significant Accounting Policies - Effect of New Financial Accounting Standards for additional information

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$43,630	$30,351	$18,699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,158	7,300	17,334
Depreciation, amortization, and accretion	2,751	9,045	8,434
Net loss (gain) on sale of premises and equipment	119	(20)	(2)
Stock-based compensation	1,156	1,030	868
Net (gain) on sale or call of debt securities available for sale	(87)	(197)	(188)
Net (gain) loss on call of debt securities held to maturity	(3)	4	(53)
Net loss (gain) on sale of foreclosed assets, net	87	(241)	(28)
Writedown of foreclosed assets	170	22	58
Net gain on sale of loans held for sale	(2,297)	(1,725)	(1,794)
Origination of loans held for sale	(115,694)	(66,180)	(87,579)
Proceeds from sales of loans held for sale	114,605	68,108	92,758
Gain on sale of assets of MidWestOne Insurance Services, Inc.	(1,076)	—	—
Increase in cash surrender value of bank-owned life insurance	(1,877)	(1,610)	(1,388)
Increase (decrease) in deferred income taxes, net	2,708	(676)	744
Change in:
Other assets	1,917	(6,996)	(5,309)
Oher liabilities	(5,953)	4,548	(1,482)
Net cash provided by operating activities	$47,314	$42,763	$41,072
Cash flows from investing activities:
Purchases of equity securities	$(10)	$(509)	$—
Proceeds from sales of debt securities available for sale	125,452	14,490	22,538
Proceeds from maturities and calls of debt securities available for sale	91,256	73,719	67,743
Purchases of debt securities available for sale	(289,733)	(61,512)	(62,849)
Proceeds from sales of debt securities held to maturity	1,381	—	1,153
Proceeds from maturities and calls of debt securities held to maturity	7,008	5,509	15,477
Purchase of debt securities held to maturity	—	(6,008)	(44,024)
Net decrease (increase) in loans, net of unearned income	88,960	(118,710)	(133,836)
Purchases of premises and equipment	(2,186)	(5,568)	(4,988)
Proceeds from sale of foreclosed assets	2,071	2,268	1,216
Proceeds from sale of premises and equipment	56	657	32
Proceeds from sale of assets held for sale	—	895	—
Proceeds of principal and earnings from bank-owned life insurance	—	452	—
Purchases of bank owned life insurance	—	—	(11,212)
Proceeds from sale of assets of MidWestOne Insurance Services, Inc.	1,175	—	—
Payments to acquire intangible assets	—	(125)	—
Net cash acquired in business acquisition	47,315	—	—
Net cash provided by (used in) investing activities	$72,745	$(94,442)	$(148,750)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	$25,723	$7,610	$124,871
Short-term borrowings	(92,834)	34,193	(20,642)
Long-term debt	(8,363)	16,000	(5,000)
Proceeds from share-based award activity	—	137	8
Taxes paid relating to net share settlement of equity awards	(103)	(89)	(114)
Dividends paid	(11,476)	(9,535)	(8,061)
Issuance of common stock	—	—	25,688
Payment of stock issuance costs	(323)	—	(1,328)
Repurchase of common stock	(4,679)	(2,129)	—
Net cash provided by (used in) financing activities	$(92,055)	$46,187	$115,422
Net increase (decrease) in cash and cash equivalents	$28,004	$(5,492)	$7,744
Cash and cash equivalents:
Beginning of period	45,480	$50,972	$43,228
Ending balance	$73,484	$45,480	$50,972

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$34,089	$22,441	$15,189
Cash paid during the period for income taxes	7,269	6,245	13,199
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$2,408	$574	$1,159
Transfer of premises and equipment to assets held for sale	580	895	—
Transfer from debt securities held to maturity to available for sale	186,447	—	—
Initial recognition of operating lease right of use assets	2,892	—	—
Initial recognition of operation lease liabilities	2,892	—	—
Transfer due to Tax Cuts and Jobs Act of 2017, reclassified from AOCI to Retained Earnings, tax effect	—	—	465
Transfer due to adoption of ASU 2016-01, reclassified from AOCI to Retained Earnings.	—	57	—

Supplemental Schedule of non-cash Investing Activities from Acquisition:
Noncash assets acquired:
Debt securities available for sale	$99,056	$—	$—
Loans	1,138,928	—	—
Premises and equipment	18,327	—	—
Goodwill	27,264	—	—
Core deposit intangible	23,539	—	—
Trust customer intangible	4,810	—	—
Bank-owned life insurance	18,759	—	—
Foreclosed assets	3,091	—	—
Other assets	23,889	—	—
Total noncash assets acquired	1,357,663	—	—

Liabilities assumed:
Deposits	1,089,355	—	—
Short-term borrowings	100,761	—	—
FHLB borrowings	42,770	—	—
Junior subordinated notes issued to capital trusts	17,555
Subordinated debentures	10,909	—	—
Other liabilities	29,951	—	—
Total liabilities assumed	$1,291,301	$—	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Business and Significant Accounting Policies

Nature of business: MidWestOne Financial Group, Inc. (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns all of the outstanding common stock of MidWestOne Bank (the “Bank”), Iowa City, Iowa, and, until its dissolution in December 2019, all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. The Bank is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers through a total of 57 banking offices in central and east-central Iowa, the Minneapolis/St. Paul metropolitan area in Minnesota, western Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. Prior to the sale of its assets in June 2019, MidWestOne Insurance Services, Inc. provided personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorship accounts along with providing other management services to customers.

On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW. The primary reasons for the acquisition were to expand the Company’s business into new markets and grow the size of the Company’s business. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $113.7 million and paid cash in the amount of $34.8 million.

On June 30, 2019, the Company sold substantially all of the assets used by its wholly owned insurance subsidiary, MidWestOne Insurance Services, Inc., to sell insurance products. The Company recognized a pre-tax gain of $1.1 million from the sale, which was reported in “Other” noninterest income on the Company’s consolidated statements of income. Effective December 31, 2019, MidWestOne Insurance Services, Inc. was legally dissolved.

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

Certain significant estimates: The allowance for loan losses, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill involve certain significant estimates made by management. These estimates are reviewed by management routinely, and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, amounts due from banks, and federal funds sold. Cash flows from loans, deposits, short-term borrowings, and long-term debt are reported net.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. As of December 31, 2019, the Company held no debt securities classified as held to maturity. Debt securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

During the quarter ended December 31, 2019, the Company transferred all of its investment securities classified as held to maturity to available for sale. See Note 3. Debt Securities for additional information.

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

The risk characteristics of each loan portfolio segment are as follows:

Agricultural - Agricultural loans, most of which are secured by crops, livestock, and machinery, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchased loans: Purchased loans acquired in a business combination are recorded and initially measured at their estimated fair value as of the acquisition date. Credit discounts are included in the determination of fair value. An ALLL is not carried over. These purchased loans are segregated into two types: PCI loans and purchased non-credit impaired loans.

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

TDR: TDRs exist when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower and the Company) to the borrower that it would not otherwise consider. The Company attempts to maximize its recovery of the balances of the loans through these various concessionary restructurings. All loans deemed TDR are considered impaired.

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

Allowance for loan losses: The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a quarterly basis by management and consists of collective evaluation and specific evaluation components.
Loans Reviewed Collectively for Impairment - All loans not evaluated individually for impairment will be separated into homogeneous pools to be collectively evaluated. Loans are segmented by loan types (i.e. commercial, agricultural, consumer, etc.). Homogeneous loans past due 60-89 days and 90 days or more are classified special mention/watch and substandard, respectively, for allocation purposes.

The Company's historical loss experience for each loan type is calculated using the fiscal quarter-end data for the most recent 20 quarters. Management then considers the effects of qualitative factors to ensure our allowance reflects the inherent losses in the loan portfolio. Qualitative factors include, but are not limited to:

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Individually Evaluated for Impairment—This measure of estimated credit losses begins if, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when a loan has been modified in a troubled debt restructuring. When a loan has been identified as impaired, the amount of impairment will be measured using discounted cash flows, except when it is determined that the remaining source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Predominantly, the Company uses the fair value of collateral approach based upon a reliable valuation. When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a charge-off to the allowance or by designating a specific reserve.

Large groups of smaller-balance loans (with individual balances less than $100,000) are not individually evaluated for impairment, but are collectively evaluated under ASC 450.

Transfers of financial assets: Revenue from the origination and sale of loans in the secondary market is recognized upon the transfer of financial assets and accounted for as sales when control over the assets has been surrendered. The Company also sells participation interests in some large loans originated to non-affiliated entities. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Charges for maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

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

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as acquisitions. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the reporting unit level. The Company did not recognize impairment losses during the year ended December 31, 2019. Any future impairment will be recorded as noninterest expense in the period of assessment. Certain other intangible assets that have finite lives are amortized on an accelerated basis over the estimated life of the assets. Such assets are evaluated for impairment if events and circumstances indicate a possible impairment.

Federal Home Loan Bank Stock: The Bank is a member of the FHLB of Des Moines as well as the FHLB of Chicago, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. This security is carried at cost and evaluated for potential impairment each quarter. Redemption of this investment is at the option of the FHLB.

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

Stock-based compensation: Compensation expense for share based awards is recorded over the vesting period at the fair value of the award at the time of grant. The exercise price of options or fair value of nonvested shares granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

Income taxes: The Company and/or its subsidiaries file tax returns in all states and local taxing jurisdictions which impose corporate income, franchise or other taxes where it operates. The methods of filing and the methods for calculating taxable and apportionable income vary depending upon the laws of the taxing jurisdiction. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date of such change. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act introduced tax reform that reduced the corporate federal income tax rate from 35% to 21%, among other changes. While the corporate tax rate reduction was effective January 1, 2018, GAAP required a revaluation of the Company’s net deferred tax asset. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense as changes in tax laws are enacted. On February 14, 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of this ASU allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. See Note 13. Income Taxes for more information.

There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2019 and 2018.

Common stock: On July 21, 2016, the board of directors of the Company approved a share repurchase program, which allowed for the repurchase of up to $5.0 million of stock through December 31, 2018. Pursuant to the program, the Company could continue to repurchase shares from time to time in the open market, and the method, timing and amounts of repurchase were solely in the discretion of the Company's management. The repurchase program did not require the Company to acquire a specific number of shares. Therefore, the amount of shares repurchased pursuant to the program depended on several factors, including market conditions, capital and liquidity requirements, and alternative uses for cash available. The Company repurchased no common stock under this plan in 2017. In 2018, 33,998 shares of common stock for approximately $1.1 million were purchased under this plan.

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

On October 16, 2018, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $5.0 million of common stock through December 31, 2020. The new repurchase program replaced the Company's prior repurchase program. The Company repurchased 42,130 shares of common stock under this plan in 2018, at a cost of $1.0 million. During 2019, the Company repurchased 166,729 shares of common stock under this plan at a cost of $4.7 million.

On August 20, 2019, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $10.0 million of common stock through December 31, 2021. The new repurchase program replaced the Company’s prior repurchase program. During 2019, the Company repurchased 34,157 shares of common stock under this plan at a cost of $1.0 million, leaving $9.0 million of common stock available for possible future repurchases as of December 31, 2019.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive loss included in shareholders’ equity were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Unrealized gains (losses) on securities available for sale	$5,916	$(7,660)	$(3,530)
Less: Tax effect	1,544	(1,999)	(928)
Accumulated other comprehensive gain (loss), net of tax	$4,372	$(5,661)	$(2,602)

Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this update is meant to increase transparency and comparability among organizations by recognizing ROU assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. To meet that objective, qualitative disclosures along with specific quantitative disclosures are required. The Company adopted this update on January 1, 2019, utilizing the cumulative effect approach, and also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize ROU assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of ROU assets. The Company has several lease agreements, such as branch locations, which are considered operating leases, and are now recognized on the Company’s consolidated balance sheets. The new guidance requires these lease agreements to be recognized on the consolidated balance sheets as a ROU asset and a corresponding lease liability. See Note 22. Leases for more information. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Guidance Pending Adoption at December 31, 2019
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The main objective of this amendment is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendment requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.  The amendment requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The current expected credit loss measurement will be used to estimate the allowance for credit losses (“ACL”) over the life of the financial assets.  The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.

The Company formed a cross functional committee to oversee the adoption of the ASU. The committee identified eleven distinct loan segments for which models have been developed.  Management monitors and assesses credit risk based on these loan segments.

The CECL modeling measurements for estimating the current expected lifetime credit losses for loans includes the following major items:

•	Initial forecast - using a period of one year using forward-looking economic scenarios of expected losses.

•
Historical loss forecast - for a period incorporating the remaining contractual life, adjusted for prepayments, and the changes in various economic variables during representative historical and recessionary periods.

•	Reversion period - using one and a half years, which links the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

•	Discounted cash flows (DCF) calculation - using the items above to estimate the lifetime credit losses for each portfolio and losses for loans modified as a TDR.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will adopt CECL effective January 1, 2020. During the first quarter of 2020, the Company will finalize all internal processes related to the adoption of CECL. At that time, the cross functional committee will be disbanded, along with the current Allowance for Loan Losses Committee, and will be replaced with an Allowance for Credit Losses Committee that will provide oversight for the entire CECL model and allowance process.

Upon finalization of internal processes, the Company will recognize a one-time cumulative effect adjustment increasing the allowance for credit losses. We expect an initial increase to the allowance for credit losses, including the allowance for unfunded commitments, in the range of 20-30% above existing levels. The initial increase to the allowance for credit losses is expected to be substantially attributable to the acquired loan portfolio and the allowance for unfunded commitments. The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loans and available-for-sale securities portfolio, along with other management judgments.

The Company does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as a large portion of these securities are government agency-backed securities for which the risk of loss is minimal. Utilizing a risk-based approach that incorporates credit ratings, observed credit spreads and in certain cases issuer-specific financial analysis, the Bank performs a quarterly assessment of non-agency backed securities.  Our assessment based on this analysis is that the risk of loss on non-agency backed securities is also minimal.

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  The Company is planning on adopting the capital transition relief over the permissible three-year period.

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

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief. This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held to maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2020 for the Company). The Company does not expect to elect the fair value option, and therefore, ASU 2019-05 is not expected to impact the Company’s consolidated financial statements.

Note 2.Business Combinations

On May 1, 2019, the Company acquired 100% of the equity of ATBancorp through a merger and acquired its wholly-owned banking subsidiaries ATSB and ABTW. The primary reasons for the acquisition were to expand the Company’s operations into new markets and grow the size of the Company’s business. At the effective time of the merger, each share of common stock of ATBancorp converted into (1) 117.55 shares of common stock of the Company, and (2) $992.51 in cash. On April 30, 2019, the last trading date before the closing, the Company’s common stock closed at $28.18, which resulted in stock consideration valued at $113.7 million net of a liquidity discount of $2.4 million, and total consideration paid by the Company of $148.4 million.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the May 1, 2019 acquisition date net of any applicable tax effects. The Company considers all purchase accounting estimates provisional and fair values are subject to refinement for up to one year after the close date.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is not deductible for tax purposes.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

	May 1, 2019
Merger consideration	(in thousands)
Share consideration	$113,677
Cash consideration	34,766
Total merger consideration		$148,443
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$82,081
Debt securities available for sale	99,056
Loans	1,138,928
Premises and equipment	18,327
Other intangible assets	28,349
Foreclosed assets	3,091
Other assets	42,648
Total assets acquired		1,412,480
Liabilities assumed
Deposits	$1,089,355
Short-term borrowings	100,761
Long-term debt	71,234
Other liabilities	29,951
Total liabilities assumed		1,291,301
Fair value of net assets acquired		121,179
Goodwill		$27,264

Premises and equipment acquired with a fair value of $18.3 million included 17 branch locations. The fair value was determined with the assistance of a third party valuation consultant. The fair value write-ups will be recognized in depreciation expense over the estimated useful lives of the assets.

The Company recorded a core deposit intangible totaling $23.5 million, which is the portion of the merger purchase price that represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the deposits (estimated to be 8 years). In addition, the Company recorded a trust customer intangible totaling $4.8 million, which is the portion of the merger purchase price that represents the value assigned to the existing trust customer list. The trust customer intangible has a finite life and is amortized using an accelerated method over the estimated useful life of the intangible (estimated to be 6 years). See Note 7. Goodwill and Other Intangible Assets for further discussion of the accounting for goodwill and other intangible assets.

Short-term borrowings assumed with a fair value of $100.8 million included federal funds purchased of $9.4 million, securities sold under agreement to repurchase of $51.4 million, and $40.0 million of FHLB overnight advances. Long-term debt assumed

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with a fair value of $71.2 million included $42.7 million of FHLB term advances, $17.6 million of junior subordinated notes issued to capital trusts, and $10.9 million of subordinated debentures. See Note 12. Long-Term Debt for further discussion.

The operating results of the Company reported herein include the operating results produced by the acquired assets and assumed liabilities for the period May 1, 2019 to December 31, 2019. Disclosure of the amount of ATBancorp’s revenue and net income (excluding integration costs) included in the Company’s consolidated statements of income is impracticable due to the integration of the operations and accounting for this acquisition.

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

	Years Ended
	December 31,
	2019	2018
	(in thousands, except per share)
Total revenues (net interest income plus noninterest income)	$185,102	$190,895
Net income	$45,871	$42,751
Earnings per share - basic	$2.84	$2.62
Earnings per share - diluted	$2.84	$2.61

The following table summarizes ATBancorp acquisition-related expenses for the periods indicated:

	Years Ended
	December 31,
	2019	2018
Noninterest Expense	(in thousands)
Compensation and employee benefits	$5,435	$—
Occupancy expense of premises, net	483	2
Legal and professional	2,762	680
Data processing	90	100
Other	360	15
Total ATBancorp acquisition-related expenses	$9,130	$797

Included in legal and professional above were transaction costs of $1.9 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.Debt Securities

The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2019
U.S. Government agencies and corporations	$439	$2	$—	$441
State and political subdivisions	253,750	3,803	348	257,205
Mortgage-backed securities	43,009	536	15	43,530
Collateralized mortgage obligations	293,911	1,000	1,965	292,946
Corporate debt securities	188,952	3,018	115	191,855
Total debt securities	$780,061	$8,359	$2,443	$785,977

December 31, 2018
U.S. Government agencies and corporations	$5,522	$—	$27	$5,495
State and political subdivisions	121,403	877	379	121,901
Mortgage-backed securities	51,625	100	1,072	50,653
Collateralized mortgage obligations	176,134	220	6,426	169,928
Corporate debt securities	67,077	64	1,017	66,124
Total debt securities	$421,761	$1,261	$8,921	$414,101

The amortized cost and fair value of investment debt securities HTM, with gross unrealized gains and losses, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2018
State and political subdivisions	$131,177	$314	$2,437	$129,054
Mortgage-backed securities	11,016	1	331	10,686
Collateralized mortgage obligations	18,527	—	669	17,858
Corporate debt securities	35,102	331	467	34,966
Total debt securities	$195,822	$646	$3,904	$192,564

During the quarter ended December 31, 2019, the Company transferred all of its investment securities classified as held to maturity to available for sale. Based on the changes in the current rate environment, management made this change in an effort to manage more effectively the investment portfolio, including the potential sale in the future of securities that were formerly classified as held to maturity. The amortized cost of the securities that were transferred totaled $186.4 million, and the pre-tax net unrealized gain related to these securities totaled $2.8 million on the date of the transfer. As a result of the transfer, the Company believes its held to maturity classification process has been compromised, and careful evaluation and analysis will be required going forward in determining when circumstances are suitable for management to assert with a great degree of credibility that it has the intent and ability to hold investments to maturity.

Investment securities with a carrying value of $264.8 million and $197.2 million at December 31, 2019 and 2018, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Certain debt securities AFS and HTM were temporarily impaired as of December 31, 2019 and December 31, 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information pertaining to debt securities with gross unrealized losses as of December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no held to maturity securities as of December 31, 2019.

		As of December 31, 2019
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
U.S. Government agencies and corporations	—	$—	$—	$—	$—	$—	$—
State and political subdivisions	47	27,161	322	2,112	26	29,273	348
Mortgage-backed securities	7	963	12	1,365	3	2,328	15
Collateralized mortgage obligations	33	103,395	719	65,604	1,246	168,999	1,965
Corporate debt securities	7	7,012	14	8,788	101	15,800	115
Total	94	$138,531	$1,067	$77,869	$1,376	$216,400	$2,443

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
U.S. Government agencies and corporations	2	$—	$—	$5,495	$27	$5,495	$27
State and political subdivisions	75	27,508	121	12,140	258	39,648	379
Mortgage-backed securities	24	1,893	15	44,882	1,057	46,775	1,072
Collateralized mortgage obligations	40	3,906	75	134,742	6,351	138,648	6,426
Corporate debt securities	11	—	—	58,040	1,017	58,040	1,017
Total	152	$33,307	$211	$255,299	$8,710	$288,606	$8,921

		As of December 31, 2018
	Number of Securities	Less than 12 Months		12 Months or More		Total
Held to Maturity		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities)
State and political subdivisions	223	$20,905	$130	$56,154	$2,307	$77,059	$2,437
Mortgage-backed securities	6	9,486	298	1,138	33	10,624	331
Collateralized mortgage obligations	8	—	—	17,849	669	17,849	669
Corporate debt securities	5	8,177	181	5,685	286	13,862	467
Total	242	$38,568	$609	$80,826	$3,295	$119,394	$3,904

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

At December 31, 2019, the investment portfolio included 807 securities. Of this number, 94 securities were in an unrealized loss position. The aggregate unrealized losses of these securities totaled approximately 0.31% of the total aggregate amortized cost. Of these 94 securities, 31 securities had an unrealized loss for 12 months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company lacks the intent to sell these securities and it is more likely than not that the Company will not be required to sell these debt securities before their anticipated recovery.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds and gross realized gains and losses on debt securities available for sale for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Proceeds from sales of debt securities available for sale	$125,452	$14,490	$22,538

Gross realized gains from sales of debt securities available for sale	$143	$203	$199
Gross realized losses from sales of debt securities available for sale	(56)	(6)	(11)
Net realized gain from sales of debt securities available for sale	$87	$197	$188

The contractual maturity distribution of investment debt securities at December 31, 2019, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$22,635	$22,644
Due after one year through five years	170,933	173,172
Due after five years through ten years	194,803	198,926
Due after ten years	54,770	54,759
	$443,141	$449,501
Mortgage-backed securities	43,009	43,530
Collateralized mortgage obligations	293,911	292,946
Total	$780,061	$785,977

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.Loans Receivable and the Allowance for Loan Losses

The composition of loans by lending classification was as follows:

	As of December 31,
	2019	2018
	(in thousands)
Agricultural	$140,446	$96,956
Commercial and industrial	835,236	533,188
Commercial real estate:
Construction & development	298,077	217,617
Farmland	181,885	88,807
Multifamily	227,407	134,741
Commercial real estate-other	1,107,490	826,163
Total commercial real estate	1,814,859	1,267,328
Residential real estate:
One- to four- family first liens	407,418	341,830
One- to four- family junior liens	170,381	120,049
Total residential real estate	577,799	461,879
Consumer	82,926	39,428
Loans held for investment, net of unearned income	$3,451,266	$2,398,779
Allowance for loan losses	$(29,079)	$(29,307)
Total loans held for investment, net	$3,422,187	$2,369,472

Loans with unpaid principal in the amount of $945.9 million and $444.6 million at December 31, 2019 and December 31, 2018, respectively, were pledged to the FHLB as collateral for borrowings.

The composition of allowance for loan losses and loans by portfolio segment and based on impairment method were as follows:

	As of December 31, 2019
	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(in thousands)
Loans receivable
Individually evaluated for impairment	$4,312	$12,242	$16,082	$838	$21	$33,495
Collectively evaluated for impairment	135,246	822,939	1,781,306	572,865	82,864	3,395,220
Purchased credit impaired loans	888	55	17,471	4,096	41	22,551
Total	$140,446	$835,236	$1,814,859	$577,799	$82,926	$3,451,266
Allowance for loan losses:
Individually evaluated for impairment	$212	$2,198	$1,180	$73	$—	$3,663
Collectively evaluated for impairment	3,536	6,194	11,836	2,152	448	24,166
Purchased credit impaired loans	—	2	788	460	—	1,250
Total	$3,748	$8,394	$13,804	$2,685	$448	$29,079

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2018
	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(in thousands)
Loans receivable
Individually evaluated for impairment	$4,090	$8,957	$7,957	$1,760	$24	$22,788
Collectively evaluated for impairment	92,866	524,182	1,246,589	455,941	39,404	2,358,982
Purchased credit impaired loans	—	49	12,782	4,178	—	17,009
Total	$96,956	$533,188	$1,267,328	$461,879	$39,428	$2,398,779
Allowance for loan losses:
Individually evaluated for impairment	$322	$2,159	$2,683	$120	$—	$5,284
Collectively evaluated for impairment	3,315	5,318	12,232	1,753	208	22,826
Purchased credit impaired loans	—	1	720	476	—	1,197
Total	$3,637	$7,478	$15,635	$2,349	$208	$29,307

The changes in the ALLL by portfolio segment were as follows:

	Allowance for Loan Loss Activity
	For the Years Ended December 31, 2019, 2018, and 2017
	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
	(in thousands)
2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(1,130)	(4,774)	(1,537)	(229)	(720)	(8,390)
Recoveries	32	195	311	105	361	1,004
Provision (negative provision)	1,209	5,495	(605)	460	599	7,158
Ending balance	$3,748	$8,394	$13,804	$2,685	$448	$29,079
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	(656)	(2,752)	(2,901)	(113)	(618)	(7,040)
Recoveries	67	291	290	288	52	988
Provision (negative provision)	1,436	1,421	4,609	(696)	530	7,300
Ending balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
2017
Beginning balance	$2,003	$6,274	$9,860	$3,458	$255	$21,850
Charge-offs	(1,202)	(2,338)	(7,931)	(305)	(257)	(12,033)
Recoveries	187	232	291	180	18	908
Provision (negative provision)	1,802	4,350	11,417	(463)	228	17,334
Ending balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TDRs totaled $11.0 million and $5.3 million as of December 31, 2019 and 2018, respectively. The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs may include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	2019			2018			2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Troubled Debt Restructurings(1):
Agricultural
Extended maturity date	7	$341	$341	0	$—	$—	0	$—	$—
Commercial and industrial
Extended maturity date	3	6,309	6,309	0	—	—	6	2,037	2,083
Commercial real estate:
Farmland
Extended maturity date	1	158	158	1	86	86	2	176	176
Commercial real estate-other
Extended maturity date	0	—	—	0	—	—	2	4,276	4,276
Other	0	—	—	0	—	—	1	10,546	10,923
Residential real estate:
One- to four- family first liens
Extended maturity date	4	294	293	1	39	46	0	—	—
One- to four- family junior liens
Extended maturity date	6	168	168	0	—	—	0	—	—
Total	21	$7,270	$7,269	2	$125	$132	11	$17,035	$17,458
(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.
Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	2019		2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
TDRs(1) That Subsequently Defaulted:
Agricultural
Extended maturity date	6	$315	0	$—	0	$—
Commercial and industrial
Extended maturity date	0	—	0	—	4	1,504
Commercial real estate:
Farmland
Extended maturity date	1	158	0	—	0	—
Commercial real estate-other
Extended maturity date	0	—	1	46	1	968
Residential real estate:
One- to four- family first liens
Extended maturity date	3	239	0	—	0	—
One- to four- family junior liens
Extended maturity date	2	30	0	—	0	—
Total	12	$742	1	$46	5	$2,472

(1) TDRs may include multiple concessions, and the disclosure classifications are based on the primary concession provided to the borrower.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the risk category of loans by class of loans and credit quality indicator based on the most recent analysis performed, as of December 31, 2019 and 2018:

	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
	(in thousands)
2019
Agricultural	$117,374	$13,292	$9,780	$—	$—	$140,446
Commercial and industrial	794,526	19,038	21,635	1	36	835,236
Commercial real estate:
Construction & development	283,921	11,423	2,733	—	—	298,077
Farmland	141,107	21,307	19,471	—	—	181,885
Multifamily	226,124	90	1,193	—	—	227,407
Commercial real estate-other	1,036,418	50,691	20,381	—	—	1,107,490
Total commercial real estate	1,687,570	83,511	43,778	—	—	1,814,859
Residential real estate:
One- to four- family first liens	396,175	4,547	6,532	164	—	407,418
One- to four- family junior liens	168,229	1,282	870	—	—	170,381
Total residential real estate	564,404	5,829	7,402	164	—	577,799
Consumer	82,650	39	218	19	—	82,926
Total	$3,246,524	$121,709	$82,813	$184	$36	$3,451,266
2018
Agricultural	$74,126	$12,960	$9,870	$—	$—	$96,956
Commercial and industrial	499,042	13,583	20,559	4	—	533,188
Commercial real estate:
Construction & development	215,625	1,069	923	—	—	217,617
Farmland	72,924	4,818	11,065	—	—	88,807
Multifamily	133,310	1,431	—	—	—	134,741
Commercial real estate-other	766,702	38,275	21,186	—	—	826,163
Total commercial real estate	1,188,561	45,593	33,174	—	—	1,267,328
Residential real estate:
One- to four- family first liens	335,233	2,080	4,256	261	—	341,830
One- to four- family junior liens	118,146	426	1,477	—	—	120,049
Total residential real estate	453,379	2,506	5,733	261	—	461,879
Consumer	39,357	22	24	25	—	39,428
Total	$2,254,465	$74,664	$69,360	$290	$—	$2,398,779

Included within the special mention, substandard, and doubtful categories at December 31, 2019 and 2018 were purchased credit impaired loans totaling $12.1 million and $8.9 million, respectively.

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

The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, as of December 31, 2019 and 2018:

	As of December 31,
	2019			2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
With no related allowance recorded:
Agricultural	$2,383	$2,913	$—	$1,999	$2,511	$—
Commercial and industrial	7,391	10,875	—	2,761	2,977	—
Commercial real estate:
Construction & development	1,181	1,218	—	84	84	—
Farmland	4,306	4,331	—	110	110	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,709	5,854	—	1,533	2,046	—
Total commercial real estate	11,196	11,403	—	1,727	2,240	—
Residential real estate:
One- to four- family first liens	577	578	—	617	644	—
One- to four- family junior liens	—	—	—	292	293	—
Total residential real estate	577	578	—	909	937	—
Consumer	21	21	—	24	24	—
Total	$21,568	$25,790	$—	$7,420	$8,689	$—
With an allowance recorded:
Agricultural	$1,929	$1,930	$212	$2,091	$2,097	$322
Commercial and industrial	4,851	5,417	2,198	6,196	8,550	2,159
Commercial real estate:
Construction & development	135	135	135	—	—	—
Farmland	1,109	1,148	347	2,123	2,123	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,642	4,229	698	4,107	4,365	2,021
Total commercial real estate	4,886	5,512	1,180	6,230	6,488	2,683
Residential real estate:
One- to four- family first liens	261	262	73	851	851	120
One- to four- family junior liens	—	—	—	—	—	—
Total residential real estate	261	262	73	851	851	120
Consumer	—	—	—	—	—	—
Total	$11,927	$13,121	$3,663	$15,368	$17,986	$5,284
Total:
Agricultural	$4,312	$4,843	$212	$4,090	$4,608	$322
Commercial and industrial	12,242	16,292	2,198	8,957	11,527	2,159
Commercial real estate:
Construction & development	1,316	1,353	135	84	84	—
Farmland	5,415	5,479	347	2,233	2,233	662
Multifamily	—	—	—	—	—	—
Commercial real estate-other	9,351	10,083	698	5,640	6,411	2,021
Total commercial real estate	16,082	16,915	1,180	7,957	8,728	2,683
Residential real estate:
One- to four- family first liens	838	840	73	1,468	1,495	120
One- to four- family junior liens	—	—	—	292	293	—
Total residential real estate	838	840	73	1,760	1,788	120
Consumer	21	21	—	24	24	—
Total	$33,495	$38,911	$3,663	$22,788	$26,675	$5,284

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of loan, during the stated periods:

	For the Year Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Agricultural	$2,388	$43	$1,608	$53	$1,585	$66
Commercial and industrial	5,323	—	2,607	94	7,588	230
Commercial real estate:
Construction & development	244	37	84	—	364	2
Farmland	2,243	—	66	—	1,012	58
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,161	224	1,328	41	5,682	233
Total commercial real estate	4,648	261	1,478	41	7,058	293
Residential real estate:
One- to four- family first liens	323	2	404	—	2,406	84
One- to four- family junior liens	—	—	287	—	27	2
Total residential real estate	323	2	691	—	2,433	86
Consumer	17	—	5	1	—	—
Total	$12,699	$306	$6,389	$189	$18,664	$675
With an allowance recorded:
Agricultural	$1,500	$34	$1,876	$56	$1,457	$44
Commercial and industrial	2,186	136	4,991	59	2,189	103
Commercial real estate:
Construction & development	26	7	—	—	—	—
Farmland	684	5	1,692	—	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	1,558	100	2,146	190	4,275	34
Total commercial real estate	2,268	112	3,838	190	4,275	34
Residential real estate:
One- to four- family first liens	265	9	861	32	1,030	35
One- to four- family junior liens	—	—	—	—	267	5
Total residential real estate	265	9	861	32	1,297	40
Consumer	—	—	—	—	—	—
Total	$6,219	$291	$11,566	$337	$9,218	$221
Total:
Agricultural	$3,888	$77	$3,484	$109	$3,042	$110
Commercial and industrial	7,509	136	7,598	153	9,777	333
Commercial real estate:
Construction & development	270	44	84	—	364	2
Farmland	2,927	5	1,758	—	1,012	58
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,719	324	3,474	231	9,957	267
Total commercial real estate	6,916	373	5,316	231	11,333	327
Residential real estate:
One- to four- family first liens	588	11	1,265	32	3,436	119
One- to four- family junior liens	—	—	287	—	294	7
Total residential real estate	588	11	1,552	32	3,730	126
Consumer	17	—	5	1	—	—
Total	$18,918	$597	$17,955	$526	$27,882	$896

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual aging of the loan portfolio:

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due & Accruing	Non-Accrual	Total Loans Receivable
	(in thousands)
December 31, 2019
Agricultural	$136,578	$975	$—	$—	$2,893	$140,446
Commercial and industrial	820,923	782	255	—	13,276	835,236
Commercial real estate:
Construction & development	293,718	2,256	609	—	1,494	298,077
Farmland	171,121	362	—	—	10,402	181,885
Multifamily	227,013	394	—	—	—	227,407
Commercial real estate-other	1,095,271	1,731	347	—	10,141	1,107,490
Total commercial real estate	1,787,123	4,743	956	—	22,037	1,814,859
Residential real estate:
One- to four- family first liens	401,553	2,492	718	99	2,556	407,418
One- to four- family junior liens	169,344	419	80	25	513	170,381
Total residential real estate	570,897	2,911	798	124	3,069	577,799
Consumer	82,499	130	79	12	206	82,926
Total	$3,398,020	$9,541	$2,088	$136	$41,481	$3,451,266

Included in the totals above are the following purchased credit impaired loans	$15,304	$—	$—	$—	$7,247	$22,551

December 31, 2018
Agricultural	$95,227	$57	$50	$—	$1,622	$96,956
Commercial and industrial	522,463	1,507	—	—	9,218	533,188
Commercial real estate:
Construction & development	217,476	42	—	—	99	217,617
Farmland	86,056	—	—	—	2,751	88,807
Multifamily	134,741	—	—	—	—	134,741
Commercial real estate-other	821,214	391	—	—	4,558	826,163
Total commercial real estate	1,259,487	433	—	—	7,408	1,267,328
Residential real estate:
One- to four- family first liens	337,405	1,851	1,184	341	1,049	341,830
One- to four- family junior liens	119,040	406	114	24	465	120,049
Total residential real estate	456,445	2,257	1,298	365	1,514	461,879
Consumer	39,225	32	9	—	162	39,428
Total	$2,372,847	$4,286	$1,357	$365	$19,924	$2,398,779

Included in the totals above are the following purchased credit impaired loans	$16,714	$295	$—	$—	$—	$17,009

Non-accrual and Delinquent Loans
Loans are placed on non-accrual when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more unless the loan is both well secured with marketable collateral and in the process of collection. All loans rated doubtful or worse, and certain loans rated substandard, are placed on non-accrual.

A non-accrual loan may be restored to an accrual status when (1) all past due principal and interest has been paid (excluding renewals and modifications that involve the capitalizing of interest) or (2) the loan becomes well secured with marketable collateral and is in the process of collection. An established track record of performance is also considered when determining accrual status.

As of December 31, 2019, the Company had $0.3 million of commitments to lend additional funds to borrowers who have a nonperforming loan.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At acquisition, purchased non-credit impaired loans acquired in the ATBancorp transaction had contractually required principal payments of $1.15 billion and an accretable discount of $25.5 million. The following table summarizes the outstanding balance and carrying amount of our PCI loans as of the dates indicated:

	December 31, 2019	December 31, 2018
	(in thousands)
Agricultural	$904	$—
Commercial and industrial	147	165
Commercial real estate	17,803	13,600
Residential real estate	4,136	4,172
Consumer	57	—
Outstanding balance	23,047	17,937
Carrying amount	22,551	17,009
Allowance for loan losses	1,250	1,197
Carrying amount, net of allowance for loan losses	$21,301	$15,812

The following table summarizes PCI loans acquired by the Company during the current period as of the merger date and at the end of the period:

For the Year Ended
December 31, 2019
(in thousands)
Contractually required principal payments	$15,074
Nonaccretable discount	(2,957)
Fair value of acquired loans	$12,116

Loans at end of period	$7,666

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the year ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$3,840	$4,304
Purchases	—	—
Accretion	(626)	(802)
Reclassification from nonaccretable difference	68	338
Balance at end of period	$3,282	$3,840

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.Derivatives, Hedging Activities and Balance Sheet Offsetting

The following table presents the total notional amounts and gross fair values of the Company’s derivatives. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	As of December 31, 2019			As of December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$16,734	$—	$1,113	$8,927	$—	$223
Total derivatives designated as hedging instruments	$16,734	$—	$1,113	$8,927	$—	$223

Derivatives not designated as hedging instruments:
Interest rate swaps	$113,632	$1,824	$1,999	$13,830	$321	$359
RPAs	14,711	24	130	10,112	—	85
Total derivatives not designated as hedging instruments	$128,343	$1,848	$2,129	$23,942	$321	$444

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

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017:

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	For the Years Ended December 31,
	2019		2018		2017
	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
	(in thousands)
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value hedges are recorded	$1	$—	$(2)	$—	$—	$—

The effects of fair value hedging:
Gain (Loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	891	—	221	—	—	—
Derivative designated as hedging instruments	(890)	—	(223)	—	—	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	(in thousands)
Loans	$17,849	$1,111

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps -The Company enters into interest rate derivatives, including interest rate swaps with its customers to allow them to hedge against the risk of rising interest rates by providing fixed rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored interest rate contracts with institutional counterparties. The following table represents the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of December 31, 2019 and December 31, 2018.

December 31, 2019
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$56,816	$1,824	$—	$56,816	$—	$1,999

December 31, 2018
	Customer Counterparties			Financial Counterparties
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Swaps	$6,915	$321	$—	$6,915	$—	$359

Credit Risk Participation Agreements -The Company enters into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table represents the notional amounts and the gross fair values of RPAs purchased and sold outstanding as of December 31, 2019 and December 31, 2018.

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
(in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
RPAs - protection sold	$4,702	$24	$—	$—	$—	$—
RPAs - protection purchased	10,009	—	130	10,112	—	85
Total RPAs	$14,711	$24	$130	$10,112	$—	$85
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the years ended December 31, 2019, 2018, and 2017:

	Location in the Consolidated Statements of Income	For the Years Ended December 31,
(in thousands)		2019	2018	2017
Interest rate swaps	Other income	$(138)	$(38)	$—
RPAs	Other income	(117)	115	—
Total		$(255)	$77	$—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting of Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of December 31, 2019
Asset Derivatives	$1,848	$—	$1,848	$—	$—	$1,848
Liability Derivatives	(3,242)	—	(3,242)	—	(3,280)	38

As of December 31, 2018
Asset Derivatives	$321	$—	$321	$—	$—	$321
Liability Derivatives	(667)	—	(667)	—	(530)	(137)

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

As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,265,000. As of December 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $3,280,000 of collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $3,265,000.

Note 6.Premises and Equipment

Premises and equipment as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Land	$14,530	$12,464
Buildings and leasehold improvements	89,605	75,775
Furniture and equipment	20,769	17,752
Construction in process	359	95
Premises and equipment	125,263	106,086
Accumulated depreciation and amortization	34,540	30,313
Premises and equipment, net	$90,723	$75,773

Premises and equipment depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $4.8 million, $4.2 million and $4.0 million, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.Goodwill and Other Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Goodwill, beginning of period	$64,654	$64,654
Goodwill from acquisition of ATBancorp	27,264	—
Total goodwill, end of period	$91,918	$64,654

As part of the ATBancorp acquisition, the Company acquired a core deposit intangible with an assigned amount of $23.5 million and a trust customer relationship intangible with an assigned amount of $4.8 million. The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets for the periods indicated:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core deposit intangible	$41,745	$(21,032)	$20,713	$18,206	$(16,233)	$1,973
Customer relationship intangible	5,265	(1,195)	4,070	455	(259)	196
Other	2,700	(2,305)	395	2,700	(2,034)	666
	$49,710	$(24,532)	$25,178	$21,361	$(18,526)	$2,835

Indefinite-lived trade name intangible	$7,040			$7,040

The following table summarizes future amortization expense of intangible assets:

	Core	Customer
	Deposit	Relationship
	Intangible	Intangible	Other	Totals
Year ending December 31,	(in thousands)
2020	$5,407	$1,435	$133	$6,975
2021	4,190	1,062	106	5,358
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
Thereafter	2,616	19	2	2,637
Total	$20,713	$4,070	$395	$25,178

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.Other Assets

The components of the Company’s other assets as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Assets held for sale	$580	$—
Bank-owned life insurance	81,625	60,989
Interest receivable	18,525	14,736
FHLB stock	15,381	14,678
Mortgage servicing rights	7,026	2,803
Operating leases right-of-use asset	4,499	—
Federal & state taxes, current	2,318	2,361
Federal & state taxes, deferred	3,530	8,273
Other receivables/assets	14,476	11,262
	$147,960	$115,102

The increase in mortgage servicing rights and the cash surrender value of BOLI in 2019 was due to the acquisition of ATBancorp by the Company. See Note 2. Business Combinations for further details.

The increase in the operating lease ROU assets in 2019 was due to the adoption of ASU 2016-01 effective January 1, 2019. See Note 22. Leases for further details.

Note 9.Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $1.1 billion and $447.8 million at December 31, 2019 and 2018, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 10.Deposits

The composition of the Company’s deposits as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Non-interest-bearing demand	$662,209	$439,133
Interest-bearing checking	962,830	683,894
Money market	763,028	555,839
Savings	387,142	210,416
Certificates of deposit under $250,000	682,232	532,395
Certificates of deposit of $250,000 or more	271,214	191,252
Total deposits	$3,728,655	$2,612,929

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2020	$678,107
2021	183,458
2022	59,374
2023	19,000
2024	12,670
Thereafter	837
Total	$953,446

The Company had $6.6 million and $8.6 million in brokered time deposits through the CDARS program as of December 31, 2019 and December 31, 2018, respectively. Included in interest-bearing checking and money market deposits at December 31, 2019 and December 31, 2018 were $10.1 million and $23.7 million, respectively, of brokered deposits in the Insured Cash Sweep (ICS) program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of December 31, 2019 and December 31, 2018, the Company had public entity deposits that were collateralized by investment securities of $96.6 million and $90.4 million, respectively.

Note 11.Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Weighted Average Cost	Balance	Weighted Average Cost	Balance
	(dollars in thousands)
Securities sold under agreements to repurchase	1.06%	$117,249	1.00%	$74,522
Federal Home Loan Bank overnight advances	1.73	22,100	2.60	56,900
Total	1.17%	$139,349	1.69%	$131,422

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

The Bank has a secured line of credit with the FHLBDM. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Loan Losses of the notes to the consolidated financial statements.

The Bank has unsecured federal funds lines totaling $170.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at December 31, 2019 and December 31, 2018.

At December 31, 2019 and 2018, the Company had no Federal Reserve Discount Window borrowings, while the borrowing capacity at December 31, 2019 and 2018 was $12.7 million, and $11.4 million, respectively. As of December 31, 2019 and 2018, the Bank had municipal securities with a market value of $13.0 million and $12.7 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.

On April 30, 2015, the Company entered into a credit agreement with a correspondent bank under which the Company could borrow up to $5.0 million from an unsecured revolving loan. Interest was payable at a rate of one-month LIBOR plus 2.00%. The credit agreement was amended on April 29, 2019 such that, commencing April 30, 2019, the revolving commitment amount was increased to $10.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. The revolving loan matures on April 30, 2020. The Company had no balance outstanding under this revolving loan as of December 31, 2019 and 2018.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.Long-Term Debt

Junior Subordinated Notes Issued to Capital Trusts
On May 1, 2019, through the acquisition of ATBancorp, the Company assumed the junior subordinated notes issued to ATBancorp Statutory Trust I and ATBancorp Statutory Trust II. The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of December 31, 2019 and December 31, 2018:

	Face Value	Book Value	Interest Rate	Year-end Interest Rate	Maturity Date	Callable Date
December 31, 2019
	(in thousands)
ATBancorp Statutory Trust I	$7,732	$6,814	Three-month LIBOR + 1.68%	3.57%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,794	Three-month LIBOR + 1.65%	3.54%	09/15/2037	06/15/2012
Central Bancshares Capital Trust II	7,217	6,783	Three-month LIBOR + 3.50%	5.39%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,732	Three-month LIBOR + 2.15%	4.08%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.48%	12/15/2037	12/15/2012
Total	$44,847	$41,587

December 31, 2018
Central Bancshares Capital Trust II	$7,217	$6,730	Three-month LIBOR + 3.50%	6.29%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,694	Three-month LIBOR + 2.15%	4.97%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.38%	12/15/2037	12/15/2012
Total	$24,743	$23,888

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

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures. These debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually on March 15th and September 15th. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. The debentures constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. Beginning on the fifth anniversary preceding the maturity date of each debenture, we were required to begin amortizing the amount of the debentures that may be treated as Tier 2 capital. Specifically, we will lose Tier 2 treatment for 20% of the amount of the debentures in each of the final five years preceding maturity, such that during the final year, we will not be permitted to treat any portion of the debentures as Tier 2 capital. At December 31, 2019, we were permitted to treat 60% of the debentures as Tier 2 capital.

Other Long-Term Debt
Long-term borrowings were as follows as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Weighted Average Cost	Balance (in thousands)	Weighted Average Cost	Balance (in thousands)
Finance lease payable	8.89%	$1,224	8.89%	$1,338
FHLB borrowings	2.25	145,700	2.45	136,000
Notes payable to unaffiliated bank	3.44	32,250	4.13	7,500
Total	2.51%	$179,174	2.60%	$144,838

The Company utilizes FHLB borrowings as a funding source to supplement customer deposits and to assist in managing interest rate risk. As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Loan Losses of the notes to the consolidated financial statements. At December 31, 2019, FHLB long-term borrowings included $6.4 million in advances from the FHLBC assumed in the merger with ATBancorp. The advances from the FHLBC are collateralized by investment securities. See Note 3. Debt Securities of the notes to the consolidated financial statements.

As of December 31, 2019, FHLB borrowings were as follows:

	Weighted Average Rate	Amount
		(in thousands)
Due in 2020	1.93%	$54,400
Due in 2021	2.07%	43,000
Due in 2022	2.68%	31,000
Due in 2023	2.79%	11,000
Due in 2024	3.15%	6,000
Thereafter	—%	—
Total		145,400
Valuation adjustment from acquisition accounting		300
Total		$145,700

On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. Payments of principal and interest were payable quarterly beginning September 30, 2015. As of December 31, 2019, $2.5 million of that note was outstanding. The note contains certain requirements, covenants and restrictions that we view to be customary for such a transaction, including those that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

On April 30, 2019, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. Quarterly principal and interest payments began June 30, 2019 and, as of December 31, 2019, $29.8 million of that note was outstanding.

Note 13.Income Taxes

Income taxes for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal tax expense	$1,217	$5,293	$7,289
State tax expense	2,353	3,004	2,435
Deferred:
Deferred income tax expense	3,003	(680)	652
Total income tax provision	$6,573	$7,617	$10,376

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows:

	Year ended December 31,
	2019		2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Computed “expected” tax expense	$10,543	21.0%	$7,973	21.0%	$10,176	35.0%
Tax-exempt interest	(2,392)	(4.8)	(1,876)	(4.9)	(3,182)	(10.9)
Bank-owned life insurance	(394)	(0.8)	(337)	(0.9)	(485)	(1.7)
State income taxes, net of federal income tax benefit	2,688	5.3	2,040	5.4	1,307	4.5
Non-deductible acquisition expenses	177	0.4	122	0.3	—	—
General business credits	(4,090)	(8.1)	(343)	(0.9)	(466)	(1.6)
Federal income tax rate change	—	—	—	—	3,212	11.1
Other	41	0.1	38	0.1	(186)	(0.7)
Total income tax provision	$6,573	13.1%	$7,617	20.1%	$10,376	35.7%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following components:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,577	$7,636
Deferred compensation	4,100	1,361
Net operating losses (state net operating loss carryforwards)	4,477	4,283
Unrealized losses on investment securities	—	1,999
Accrued compensation	1,496	816
ROU liabilities	1,388	—
Tax credit carryforward	611	—
Other	1,541	1,415
Gross deferred tax assets	21,190	17,510

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	4,759	2,947
Purchase accounting adjustments	3,171	769
Mortgage servicing rights	1,831	730
Unrealized gains on investment securities	1,544	—
ROU assets	1,388	—
Other	490	508
Gross deferred tax liabilities	13,183	4,954
Net deferred income tax asset	8,007	12,556
Valuation allowance	4,477	4,283
Net deferred tax asset	$3,530	$8,273

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $58.0 million will expire in various amounts from 2020 to 2040. As of December 31, 2019 and 2018, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no material unrecognized tax benefits as of December 31, 2019 and 2018.
Note 14.Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 4% of an employee’s compensation. Company matching contributions for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in thousands)
Company contributions	$1,617	$1,361	$1,306

The Company has an ESOP covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in thousands)
Company contributions	$1,514	$690	$1,081

The Company provides Health Savings Account contributions to its employees enrolled in high deductible plans. Company contributions for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in thousands)
Company contributions	$315	$215	$195

The Company has several nonqualified plans for which liabilities are recorded on its books under a broad label of deferred compensation liabilities. These plans include supplemental executive retirement plans, salary continuation plans, deferred compensation plans, and an insurance plan that provides one times final salary as a post-retirement death benefit. These plans are outlined in the paragraphs and tables that follow.

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Balance, beginning	$1,867	$2,061	$2,278
Company contributions and interest	117	156	146
Cash payments made	(352)	(350)	(363)
Balance, ending	$1,632	$1,867	$2,061

The Company has salary continuation plans for several officers and directors. These plans provide payments of various amounts upon retirement or death. There are no employee compensation deferrals to these plans. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the salary continuation agreements, included in other liabilities, were as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Balance, beginning	$1,104	$1,251	$1,389
Plans acquired in ATBancorp merger	11,058	—	—
Company paid interest	145	75	84
Cash payments made	(6,855)	(222)	(222)
Balance, ending	$5,452	$1,104	$1,251

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percent. The Company also maintains deferred compensation agreements with certain other officers and directors under whose terms deferrals are no longer permitted, and the interest rate is fixed at 4%. In 2019 the Company also acquired deferred compensations plans as a result of the merger with ATBancorp. Under the provisions of the agreements, interest on the deferred amounts is earned at an annual interest rate equal to the Bank’s return on equity and deferrals are no longer permitted. Upon retirement, the officers and directors will generally receive the deferral balance in equal monthly installments over periods no longer that 180 months.

Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Balance, beginning	$855	$715	$529
Plans acquired in ATBancorp merger	5,958	—	—
Employee deferrals	157	179	193
Company paid interest	395	35	24
Cash payments made	(344)	(74)	(31)
Balance, ending	$7,021	$855	$715

The Company has an insurance benefit plan for several officers for which it is required under accounting standards to maintain an accrued liability balance for the commitment to provide an insurance benefit of one times last annual salary after retirement. Changes in the accrued balance, included in other liabilities, were as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Balance, beginning	$1,442	$1,172	$983
Company deferral expense	228	270	189
Balance, ending	$1,670	$1,442	$1,172

To provide the retirement benefits for the aforementioned various deferred compensation plans, the Company carries life insurance policies which had cash values totaling $74.9 million, $55.1 million and $54.1 million at December 31, 2019, 2018 and 2017, respectively.

Note 15.Stock Compensation Plans

On April 20, 2017, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan is the successor to the 2008 Equity Incentive Plan, which expired on November 20, 2017. Under the terms of the 2017 Plan, the Company may grant a total of 500,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock and restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2019, 402,310 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, the Company recognized $1.2 million of stock based compensation expense related to restricted stock unit grants. In comparison, during 2018 and 2017, the Company recognized $1.0 million and $0.9 million, respectively, related to restricted stock unit grants.

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

The stock options were granted with a maximum term of ten years, an exercise price equal to the fair market value of a share of stock on the date of grant and vesting at a rate of 25% per year over four years, with the first vesting date being the one-year anniversary of the grant date. There were no stock options outstanding as of December 31, 2019 and 2018. Plan participants realized an intrinsic value of $179,000 and $219,000 from the exercise of stock options during 2018 and 2017, respectively. As of December 31, 2019, there were no remaining compensation costs related to nonvested stock options that have not yet been recognized. There were no stock option awards granted in 2019, 2018, or 2017.

Restricted Stock Units:
Under the 2017 Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of awards ultimately expected to vest. Each restricted stock unit entitles the recipient to receive one share of stock on the vesting date. Generally, for employee awards, the restricted stock units vest 25% per year over four years, with the first vesting date being the one-year anniversary of the grant date, or 100% upon the death or disability of the recipient, or, in certain circumstances, in connection with a change of control (as defined in the 2017 Plan) of the Company. The Compensation Committee retains discretion to fully vest an unvested award where a participant retires before the end of the vesting period. Awards granted to directors vest 100% one year from the grant date. Except as otherwise provided in the 2017 Plan, if a participant terminates employment or service prior to the end of the vesting period, the unearned portion of the stock unit award will be forfeited. The Company may also issue awards that vest upon satisfaction of specified performance criteria. For these types of awards, the final measure of compensation cost is based upon the number of shares that ultimately vest considering the performance criteria.

The following is a summary of nonvested restricted stock unit activity for the year ended December 31, 2019:

		Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested at December 31, 2018	83,750	$31.63
Granted	49,040	29.53
Vested	(34,810)	31.21
Forfeited	(8,190)	31.83
Nonvested at December 31, 2019	89,790	$30.63

The fair value of restricted stock unit awards that vested during 2019 was $1.0 million, compared to $0.9 million and $0.9 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, the total compensation costs related to nonvested restricted stock units that have not yet been recognized totaled $1.8 million, and the weighted average period over which these costs are expected to be recognized is approximately 2.4 years.
Note 16.Earnings per Share

Basic per-share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Following are the calculations for basic and diluted earnings per common share:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income	$43,630	$30,351	$18,699
Weighted average shares outstanding	14,869,952	12,219,725	12,038,499
Basic earnings per common share	$2.93	$2.48	$1.55

Diluted Earnings Per Share:
Net income	$43,630	$30,351	$18,699
Weighted average shares outstanding, included all dilutive potential shares	14,884,933	12,237,153	12,062,577
Diluted earnings per common share	$2.93	$2.48	$1.55

Note 17.Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank financial statements.

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was fully phased in at 2.5% on January 1, 2019.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2019 and December 31, 2018, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
	(dollars in thousands)
At December 31, 2019:
Consolidated:
Total capital/risk weighted assets	$463,601	11.34%	$429,077	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	428,021	10.47	347,348	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	386,434	9.46	286,051	7.00	N/A	N/A
Tier 1 leverage capital/average assets	428,021	9.48	180,529	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$482,106	11.83%	$427,877	10.50%	$407,502	10.00%
Tier 1 capital/risk weighted assets	453,027	11.12	346,377	8.50	326,002	8.00
Common equity tier 1 capital/risk weighted assets	453,027	11.12	285,251	7.00	264,876	6.50
Tier 1 leverage capital/average assets	453,027	10.06	180,209	4.00	231,166	5.00
At December 31, 2018:
Consolidated:
Total capital/risk weighted assets	$342,054	12.23%	$276,283	9.875%	N/A	N/A
Tier 1 capital/risk weighted assets	312,747	11.18	220,327	7.875	N/A	N/A
Common equity tier 1 capital/risk weighted assets	288,859	10.32	178,360	6.375	N/A	N/A
Tier 1 leverage capital/average assets	312,747	9.73	128,531	4.000	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$333,074	11.94%	$275,468	9.875%	$278,955	10.00%
Tier 1 capital/risk weighted assets	303,767	10.89	219,677	7.875	223,164	8.00
Common equity tier 1 capital/risk weighted assets	303,767	10.89	177,833	6.375	181,320	6.50
Tier 1 leverage capital/average assets	303,767	9.47	128,259	4.000	160,324	5.00

(1) Includes the capital conservation buffer of 1.875% at December 31, 2018 and 2.50% at December 31, 2019.

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

The Bank is required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks. Reserve balances totaled $24.1 million and $14.9 million as of December 31, 2019 and 2018, respectively.

Note 18.Commitments and Contingencies

Credit-related financial instruments: In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include commitments to extend credit, commitments to sell loans, and standby letters of credit.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31, 2019 and 2018, is as follows:

	December 31,
	2019	2018
	(in thousands)
Commitments to extend credit	$859,212	$521,270
Commitments to sell loans	5,400	666
Standby letters of credit	36,192	16,709
Total	$900,804	$538,645

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

Litigation: In the normal course of business, the Company and its subsidiaries have been named, from time to time, as defendants in various legal actions.  Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 69% of the loans are real estate loans and approximately 9% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Loan Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 49% and 20%, respectively, as of December 31, 2019.

Note 19.Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance, beginning	$12,655	$14,131
Net increase (decrease) due to change in related parties	12,163	(2,518)
Advances	4,057	2,059
Collections	(1,240)	(1,017)
Balance, ending	$27,635	$12,655

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $7.1 million and $4.4 million as of December 31, 2019 and 2018, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

In December 2018, Kevin W. Monson, Chairman of the Board of the Company and of the Bank, as manager and member of a limited liability company, purchased from the Company a former office building in Iowa City, Iowa, which had been used for overflow office space by the Company, for the amount of $1.4 million. In accordance with Company policy requirements, the transaction and supporting valuation documentation was reviewed and received pre-approval from the Audit Committee at its meeting on November 13, 2018.

Note 20.Estimated Fair Value of Financial Instruments and Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Basis
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
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
Derivatives - Interest rate swaps are valued by using cash flow valuation techniques with observable market data inputs (Level 2). The Company has entered into collateral agreements with its swap dealers which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. Credit risk participation agreements (RPAs) are entered into by the Company with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure using observable inputs, such as yield curves and volatilities, of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure (Level 2).
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2019 Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$441	$—	$441	$—
State and political subdivisions	257,205	—	257,205	—
Mortgage-backed securities	43,530	—	43,530	—
Collateralized mortgage obligations	292,946	—	292,946	—
Corporate debt securities	191,855	—	191,855	—
Derivative assets	1,848	—	1,848	—

Liabilities:
Derivative liabilities	$3,242	$—	$3,242	$—

	Fair Value Measurement at December 31, 2018 Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$5,495	$—	$5,495	$—
State and political subdivisions	121,901	—	121,901	—
Mortgage-backed securities	50,653	—	50,653	—
Collateralized mortgage obligations	169,928	—	169,928	—
Corporate debt securities	66,124	—	66,124	—
Derivative assets	321	—	321	—

Liabilities:
Derivative liabilities	$667	$—	$667	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the years ended December 31, 2019 or December 31, 2018.

Changes in the fair value of available for sale debt securities are included in other comprehensive income.

Nonrecurring Basis

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Collateral Dependent Impaired Loans - Impaired loans that are deemed collateral dependent are valued based on the fair value of the collateral less estimated costs to sell. These estimates are based on the most recently available appraisals by qualified licensed appraisers with certain adjustment made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral (Level 3).
Foreclosed Assets, Net - Foreclosed assets are measured at fair value less costs to sell. These estimates are based on the most recently available appraisals by qualified licensed appraisers with certain adjustment made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral (Level 3).

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the Company’s estimated fair value amounts of its assets recorded at fair value on a nonrecurring basis:

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$6,749	$—	$—	$6,749
Foreclosed assets, net	3,706	—	—	3,706

	Fair Value Measurement at December 31, 2018 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$8,328	$—	$—	$8,328
Foreclosed assets, net	535	—	—	535

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company at December 31, 2019, categorized within Level 3 of the fair value hierarchy:

	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2019	Fair Value at December 31, 2018	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent impaired loans	$6,749	8,328	Fair value of collateral	Valuation adjustments	—%	75%	18%
Foreclosed assets, net	$3,706	535	Fair value of collateral	Valuation adjustments	5%	46%	10%

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Other Fair Value Methods

Cash and Cash Equivalents - The carrying amounts of these financial instruments approximate their fair values.

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
FHLB stock - Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and estimated fair value of financial instruments not carried at fair value, at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$73,484	$73,484	$73,484	$—	$—
Debt securities available for sale	785,977	785,977	—	785,977	—
Loans held for sale	5,400	5,476	—	5,476	—
Loans held for investment, net	3,422,187	3,427,952	—	—	3,427,952
Interest receivable	18,525	18,525	—	18,525	—
Federal Home Loan Bank stock	15,381	15,381	—	15,381	—
Derivative assets	1,848	1,848	—	1,848	—
Financial liabilities:
Non-interest bearing	662,209	662,209	662,209	—	—
Interest-bearing	3,066,446	3,066,427	2,113,000	953,427	—
Short-term borrowings	139,349	139,349	139,349	—	—
Finance leases payable	1,224	1,224	—	1,224	—
Federal Home Loan Bank borrowings	145,700	146,913	—	146,913	—
Junior subordinated notes issued to capital trusts	41,587	39,391	—	39,391	—
Subordinated debentures	10,899	11,083	—	11,083	—
Other long-term debt	32,250	32,250	—	32,250	—
Derivative liabilities	3,242	3,242	—	3,242	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$45,480	$45,480	$45,480	$—	$—
Debt securities available for sale	414,101	414,101	—	414,101	—
Debt securities held to maturity	195,822	192,564	—	192,564	—
Loans held for sale	666	678	—	678	—
Loans held for investment, net	2,369,472	2,343,654	—	—	2,343,654
Interest receivable	14,736	14,736	—	14,736	—
Federal Home Loan Bank stock	14,678	14,678	—	14,678	—
Derivative assets	321	321	—	321	—
Financial liabilities:
Non-interest bearing	439,133	439,133	439,133	—	—
Interest-bearing	2,173,796	2,166,518	1,450,149	716,369	—
Short-term borrowings	131,422	131,422	131,422	—	—
Finance leases payable	1,338	1,338	—	1,338	—
Federal Home Loan Bank borrowings	136,000	134,995	—	134,995	—
Junior subordinated notes issued to capital trusts	23,888	21,215	—	21,215	—
Subordinated debentures	—	—	—	—	—
Other long-term debt	7,500	7,500	—	7,500	—
Derivative liabilities	667	667	—	667	—

Note 21.Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gains/Losses on Sales of Foreclosed Assets
Gain or loss from the sale of foreclosed assets occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed asset sales for the years ended December 31, 2019 and December 31, 2018 were not financed by the Bank.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 22.Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted FASB Topic 842. See Note 1 to the consolidated financial statements regarding transition guidance related to the new standard.

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2025. We do not have any subleased properties. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. Upon adoption of FASB Topic 842, the Company recognized a ROU asset on its balance sheet in the amount of $2.9 million, and a corresponding operating lease liability of $2.9 million. The Company has one existing finance lease (previously referred to as a capital lease) for a branch location with a lease term through 2025. As this lease was previously required to be recorded on the Company’s consolidated balance sheet, Topic 842 did not materially impact the accounting for this lease. The Company made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in income or expense on a straight-line basis over the lease term.

On May 1, 2019 the Company completed its merger with ATBancorp. In connection with the transaction, the Company obtained lease right-of-use assets totaling $1.3 million, and assumed lease liabilities totaling $2.2 million which are included in the following disclosures.

Supplemental balance sheet information related to leases was as follows:

		December 31, 2019
		(dollars in thousands)
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$4,499
Finance lease right-of-use asset	Premises and equipment, net	637

Lease Liabilities
Operating lease liability	Other liabilities	$5,430
Finance lease liability	Long-term debt	1,225

Weighted-average remaining lease term
Operating leases		8.90 years
Finance lease		6.67 years
Weighted-average discount rate
Operating leases		3.78%
Finance lease		8.89%

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Amounts for the years ended December 31, 2017 and 2018 are not included in the table below because the accounting standard was adopted as of January 1, 2019.

	Years Ended December 31,
	2019	2018	2017
Lease Costs	(in thousands)
Operating lease cost	$1,068	$—	$—
Variable lease cost	148	—	—
Short-term lease cost	—	—	—
Interest on lease liabilities (1)	113	—	—
Amortization of right-of-use assets	96	—	—
Net lease cost	$1,425	$—	$—

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$989	$—	$—
Operating cash flows from finance lease	113	—	—
Finance cash flows from finance lease	113	—	—

Right-of-use assets obtained in exchange for new operating lease liabilities	6,250	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

	Finance Leases	Operating Leases
	(in thousands)
Twelve Months Ended:
December 31, 2020	$231	$1,114
December 31, 2021	235	1,074
December 31, 2022	240	973
December 31, 2023	245	912
December 31, 2024	250	682
Thereafter	426	2,132
Total undiscounted lease payments	$1,627	$6,887
Amounts representing interest	(402)	(1,457)
Lease liability	$1,225	$5,430

Note 23.Operating Segments

The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking and investment management services with operations throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, Wisconsin, Florida, and Colorado. Substantially all income is derived from a diverse base of commercial, mortgage, and retail lending activities, and investments.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24.Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2019 and 2018 (parent company only):

	As of December 31,
	2019	2018
Balance Sheets	(in thousands)
Assets
Cash	$10,661	$9,611
Investment in subsidiaries	575,508	372,595
Income tax receivable	1,182	117
Deferred income taxes	—	44
Bank-owned life insurance	5,127	4,999
Other assets	2,256	1,482
Total assets	$594,734	$388,848
Liabilities and Shareholders’ Equity
Liabilities:
Long-term debt	$84,736	$31,388
Deferred income taxes	433	—
Other liabilities	583	393
Total liabilities	85,752	31,781
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	16,581	12,463
Additional paid-in capital	297,390	187,813
Retained earnings	201,105	168,951
Treasury stock	(10,466)	(6,499)
Accumulated other comprehensive loss	4,372	(5,661)
Total shareholders’ equity	508,982	357,067
Total liabilities and shareholders’ equity	$594,734	$388,848

The following are condensed statements of income of MidWestOne Financial Group, Inc. for the years ended December 31, 2019, 2018, and 2017 (parent company only):

	Year Ended December 31,
	2019	2018	2017
Statements of Income	(in thousands)
Dividends received from subsidiaries	$15,000	$25,017	$6,500
Interest income and dividends on investment securities	84	43	47
Investment securities gains	47	(48)	—
Interest on debt	(3,439)	(1,596)	(1,406)
Bank-owned life insurance income	130	127	126
Income from MidWestOne Insurance Services, Inc.	943	—	—
Operating expenses	(4,130)	(2,940)	(2,281)
Income before income taxes and equity in subsidiaries’ undistributed income	8,635	20,603	2,986
Income tax benefit	(1,394)	(823)	(1,137)
Income before equity in subsidiaries’ undistributed income	10,029	21,426	4,123
Equity in subsidiaries’ undistributed income	33,601	8,925	14,576
Net income	$43,630	$30,351	$18,699

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2019, 2018, and 2017 (parent company only):

	Year Ended December 31,
	2019	2018	2017
Statements of Cash Flows	(in thousands)
Cash flows from operating activities:
Net income	$43,630	$30,351	$18,699
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries, net of dividends and distributions	(33,601)	(8,925)	(14,576)
Amortization	134	95	101
Increase (decrease) in deferred income taxes, net	(43)	(42)	(93)
Stock-based compensation	1,156	1,030	868
Gain on sale of assets of MidWestOne Insurance Services, Inc.	(1,076)	—	—
Increase in cash surrender value of bank-owned life insurance	(128)	(127)	(126)
Change in:
Other assets	(403)	(405)	1,617
Other liabilities	(4)	59	13
Net cash provided by operating activities	9,665	22,036	6,503
Cash flows from investing activities
Proceeds from sales of available for sale securities	43	1	1
Purchase of available for sale securities	(9)	(10)	(10)
Proceeds from sale of assets of MidWestOne Insurance Services, Inc.	1,175	—	—
Cash and earnings transferred in dissolution of MidWestOne Insurance Services, Inc.	631	—	—
Net cash paid in business acquisition	(18,624)	—	—
Investment in subsidiary	—	—	(16,200)
Net cash used in investing activities	(16,784)	(9)	(16,209)
Cash flows from financing activities:
Net increase (decrease) in:
Long-term debt	24,750	(5,000)	(5,000)
Proceeds from share-based award activity	—	137	100
Taxes paid relating to net share settlement of equity awards	(103)	(89)	(114)
Dividends paid	(11,476)	(9,535)	(8,061)
Issuance of common stock	—	—	25,688
Expenses incurred in stock issuance	(323)	—	(1,328)
Repurchase of common stock	(4,679)	(2,129)	—
Net cash provided by (used in) financing activities	8,169	(16,616)	11,285
Net increase in cash	1,050	5,411	1,579
Cash Balance:
Beginning	9,611	4,200	2,621
Ending	$10,661	$9,611	$4,200

Note 25.Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2019, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2019 have been recognized in the consolidated financial statements for the period ended December 31, 2019. Events or transactions that provided evidence about conditions that did not exist at December 31, 2019, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2019.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 22, 2020, the board of directors of the Company declared a cash dividend of $0.22 per share payable on March 16, 2020 to shareholders of record as of the close of business on March 2, 2020.

Pursuant to the Company’s share repurchase program approved on August 20, 2019, the Company has purchased 38,746 shares of common stock subsequent to December 31, 2019 and through March 4, 2020 for a total cost of $1.2 million inclusive of transaction costs, leaving $7.8 million remaining available under the program.

Note 26.Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2019
Interest income	$50,026	$54,076	$44,951	$33,388
Interest expense	10,442	10,818	10,119	7,412
Net interest income	39,584	43,258	34,832	25,976
Provision for loan losses	604	4,264	696	1,594
Noninterest income	9,036	8,004	8,796	5,410
Noninterest expense	36,436	31,442	29,040	20,617
Income before income taxes	11,580	15,556	13,892	9,175
Income tax expense	(1,791)	3,256	3,218	1,890
Net income	$13,371	$12,300	$10,674	$7,285
Net income per common share - basic	$0.83	$0.76	$0.72	$0.60
Net income per common share - diluted	$0.83	$0.76	$0.72	$0.60
2018
Interest income	$33,224	$32,210	$31,822	$30,853
Interest expense	6,671	6,099	5,392	4,679
Net interest income	26,553	26,111	26,430	26,174
Provision for loan losses	3,250	950	1,250	1,850
Noninterest income	5,796	6,045	5,693	5,681
Noninterest expense	19,779	22,622	20,586	20,228
Income before income taxes	9,320	8,584	10,287	9,777
Income tax expense	1,696	1,806	2,131	1,984
Net income	$7,624	$6,778	$8,156	$7,793
Net income per common share - basic	$0.62	$0.55	$0.67	$0.64
Net income per common share - diluted	$0.62	$0.55	$0.67	$0.64

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms and taking action to correct deficiencies as they are identified. Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.
Management excluded from its assessment the internal control over financial reporting of ATBancorp, which was acquired on May 1, 2019, until the accounting systems were converted on May 18, 2019 and July 13, 2019, and whose financial data constituted approximately 30% of total assets as of the date of acquisition.

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the
Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018 and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company and our report dated March 6, 2020 expressed an unqualified opinion.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded ATBancorp from its assessment of internal control over financial reporting as of December 31, 2019, because it was acquired by the Company in a purchase business combination in the second quarter of 2019. We have also excluded ATBancorp from our audit of internal control over financial reporting. ATBancorp entities operated under separate accounting systems from May 1, 2019 (the date of acquisition) until the systems were converted on May 18, 2019 and July 13, 2019. ATBancorp total assets represented approximately 30% of consolidated assets as of the date of the merger.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Assessment of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 6, 2020

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Filings,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2019 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) Financial Statements: The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets - December 31, 2019 and 2018
Consolidated Statements of Income - Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows - Years Ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
All schedules are omitted as such information is inapplicable or is included in the financial statements.

(3) Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	August 21, 2018, between MidWestOne Financial	filed with the SEC on August 22, 2018
Group, Inc. and ATBancorp+

2.2	First Amendment to the Agreement and Plan of Merger,	Exhibit 2.2 to the Company’s Current Report on Form 8-K
	dated April 30, 2019, between MidWestOne Financial	filed with the SEC on May 1, 2019
Group, Inc. and ATBancorp

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Second Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on February 1, 2017

3.6	Amendment to Second Amended and Restated Bylaws of	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc.	filed with the SEC on May 1, 2019

4.1	Reference is made to Exhibits 3.1 through 3.6 hereof	N/A

4.2	Description of the Company’s Securities Registered	Filed herewith
Pursuant to Section 12 of the Securities Exchange Act of
1934

Exhibit
Number	Description	Incorporated by Reference to:
10.1	MidWestOne Financial Group, Inc. Employee Stock	Filed herewith
Ownership Plan and Trust (Restated as of January 1,
2013)*

10.2	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan*	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.3	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 4.8 to the Company’s Registration Statement on Form
	Incentive Plan Restricted Stock Unit Award Agreement*	S-8 (File No. 333-217718) filed with the SEC on May 5, 2017

10.5	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.6	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.7	Employment Agreement between MidWestOne Financial	Exhibit 10.5 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated October 18,	Form 8-K filed with the SEC on October 18, 2017
2017*

10.8	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015 filed with the SEC on August 10, 2015
dated April 30, 2015

10.9	Fourth Amendment to the Credit Agreement by and	Filed herewith
between MidWestOne Financial Group, Inc. and U.S. Bank
National Association dated April 29, 2019

10.10	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Barry S. Ray, effective June 4, 2018*	Form 8-K filed with the SEC on May 4, 2018

10.11	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Gary L. Sims, effective June 25, 2018*	Form 8-K filed with the SEC on June 11, 2018

10.12	Change of Control Agreement between MidWestOne	Exhibit 10.23 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and David Lindstrom, effective	filed with the SEC on March 8, 2019
February 21, 2018*

10.13	Change of Control Agreement between MidWestOne	Filed herewith
Financial Group, Inc. and Greg Turner, effective
October 13, 2017*

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

Exhibit
Number	Description	Incorporated by Reference to:

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document

101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)	Filed herewith

+ Schedules and/or exhibits to the Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.
* Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 6, 2020	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	President and Chief Executive Officer;	March 6, 2020
Charles N. Funk	Director (Principal Executive Officer)

Senior Executive Vice President
/s/ BARRY S. RAY	and Chief Financial Officer	March 6, 2020
Barry S. Ray	(Principal Financial and Accounting
Officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 6, 2020
Kevin W. Monson

/s/ LARRY D. ALBERT	Director	March 6, 2020
Larry D. Albert

/s/ RICHARD R. DONOHUE	Director	March 6, 2020
Richard R. Donohue

/s/ JANET E. GODWIN	Director	March 6, 2020
Janet E. Godwin

/s/ DOUGLAS H. GREEFF	Director	March 6, 2020
Douglas H. Greeff

/s/ RICHARD J. HARTIG	Director	March 6, 2020
Richard J. Hartig

/s/ JENNIFER L. HAUSCHILDT	Director	March 6, 2020
Jennifer L. Hauschildt

/s/ MATTHEW J. HAYEK	Director	March 6, 2020
Matthew J. Hayek

/s/ NATHANIEL J. KAEDING	Director	March 6, 2020
Nathaniel J. Kaeding

/s/ TRACY S. MCCORMICK	Director	March 6, 2020
Tracy S. McCormick

/s/ RUTH E. STANOCH	Director	March 6, 2020
Ruth E. Stanoch

/s/ DOUGLAS K. TRUE	Director	March 6, 2020
Douglas K. True

/s/ KURT R. WEISE	Director	March 6, 2020
Kurt R. Weise