Form 10-Q
period 2020-03-31
MidWestOne Financial Group, Inc.
filed 2020-05-08
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number	001-35968

MIDWESTONE FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Iowa	42-1206172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 South Clinton Street, Iowa City, IA 52240	(319) 356-5800
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	MOFG	The Nasdaq Stock Market LLC

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

As of May 6, 2020, there were 16,089,782 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Glossary of Acronyms, Abbreviations, and Terms
As used in this report, references to "MidWestOne", "we", "our", "us", the "Company", and similar terms refer to the consolidated entity consisting of MidWestOne Financial Group, Inc. and its wholly-owned subsidiaries. MidWestOne Bank or the "Bank" refers to MidWestOne's bank subsidiary.
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFS	Available for Sale	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for Loan and Lease Losses	FHLB	Federal Home Loan Bank
ACL	Allowance for Credit Losses	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLBC	Federal Home Loan Bank of Chicago
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FRB	Federal Reserve Board
ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FNMA	Federal National Mortgage Association
ATM	Automated Teller Machine	GAAP	U.S. Generally Accepted Accounting Principles
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GNMA	Government National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GLBA	Gramm-Leach-Bliley Act of 1999
BHCA	Bank Holding Company Act of 1956, as amended	HTM	Held to Maturity
BOLI	Bank Owned Life Insurance	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	LIBOR	The London Inter-bank Offered Rate is an interest-rate average calculated from estimates submitted by the leading banks in London
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations	OTTI	Other-Than-Temporary Impairment
COVID-19	Coronavirus Disease 2019	PCD	Purchased Financial Assets with Credit Deterioration
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	RRE	Residential Real Estate
DCF	Discounted cash flows	ROU	Right-of-Use
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RPA	Credit Risk Participation Agreement
ECL	Expected Credit Losses	SEC	U.S. Securities and Exchange Commission
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
FASB	Financial Accounting Standards Board

Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$60,396	$67,174
Interest earning deposits in banks	58,319	6,112
Federal funds sold	6,830	198
Total cash and cash equivalents	125,545	73,484
Debt securities available for sale at fair value	881,859	785,977
Loans held for sale	9,483	5,400
Gross loans held for investment	3,440,907	3,469,236
Unearned income, net	(15,145)	(17,970)
Loans held for investment, net of unearned income	3,425,762	3,451,266
Allowance for credit losses	(51,187)	(29,079)
Total loans held for investment, net	3,374,575	3,422,187
Premises and equipment, net	89,860	90,723
Goodwill	93,977	91,918
Other intangible assets, net	30,190	32,218
Foreclosed assets, net	968	3,706
Other assets	157,452	147,960
Total assets	$4,763,909	$4,653,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$637,127	$662,209
Interest bearing deposits	3,222,717	3,066,446
Total deposits	3,859,844	3,728,655
Short-term borrowings	129,489	139,349
Long-term debt	209,874	231,660
Other liabilities	64,138	44,927
Total liabilities	4,263,345	4,144,591

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 16,089,782 and 16,162,176	16,581	16,581
Additional paid-in capital	299,412	297,390
Retained earnings	190,212	201,105
Treasury stock at cost, 491,235 and 418,841	(12,518)	(10,466)
Accumulated other comprehensive income	6,877	4,372
Total shareholders' equity	500,564	508,982
Total liabilities and shareholders' equity	$4,763,909	$4,653,573
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2020	2019
Interest income
Loans, including fees	$42,012	$29,035
Taxable investment securities	3,717	2,927
Tax-exempt investment securities	1,512	1,406
Other	164	20
Total interest income	47,405	33,388
Interest expense
Deposits	7,949	5,695
Short-term borrowings	334	457
Long-term debt	1,716	1,260
Total interest expense	9,999	7,412
Net interest income	37,406	25,976
Credit loss expense	21,733	1,594
Net interest income after credit loss expense	15,673	24,382
Noninterest income
Investment services and trust activities	2,536	1,390
Service charges and fees	1,826	1,442
Card revenue	1,365	998
Loan revenue	1,123	393
Bank-owned life insurance	520	392
Insurance commissions	—	420
Investment securities gains, net	42	17
Other	2,743	358
Total noninterest income	10,155	5,410
Noninterest expense
Compensation and employee benefits	16,617	12,579
Occupancy expense of premises, net	2,341	1,879
Equipment	1,880	1,371
Legal and professional	1,535	965
Data processing	1,354	845
Marketing	1,062	606
Amortization of intangibles	2,028	452
FDIC insurance	448	370
Communications	457	342
Foreclosed assets, net	138	58
Other	2,141	1,150
Total noninterest expense	30,001	20,617
(Loss) income before income tax (benefit) expense	(4,173)	9,175
Income tax (benefit) expense	(2,198)	1,890
Net (loss) income	$(1,975)	$7,285

Per common share information
Earnings (loss) - basic	$(0.12)	$0.60
Earnings (loss) - diluted	$(0.12)	$0.60
Dividends paid	$0.2200	$0.2025
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands)	2020	2019
Net (loss) income	$(1,975)	$7,285

Other comprehensive income, net of tax:
Unrealized gain from debt securities available for sale:
Unrealized net holding gains on debt securities available for sale arising during the period	4,325	4,128
Reclassification adjustment for gains included in net income	(42)	(17)
Income tax expense	(1,118)	(1,073)
Unrealized net gains on debt securities available for sale, net of reclassification adjustment	3,165	3,038
Unrealized loss from cash flow hedging instruments:
Unrealized net holding loss in cash flow hedging instruments arising during the period	(888)	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(5)	—
Income tax benefit	233	—
Unrealized net losses on cash flow hedge instruments, net of reclassification adjustment	(660)	—
Other comprehensive income, net of tax	2,505	3,038
Comprehensive income	$530	$10,323
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$12,463	$187,813	$168,951	$(6,499)	$(5,661)	$357,067
Net income	—	—	7,285	—	—	7,285
Other comprehensive income	—	—	—	—	3,038	3,038
Release/lapse of restriction on RSUs (24,550 shares)	—	(570)	—	501	—	(69)
Repurchase of common stock (49,216 shares)	—	—	—	(1,299)	—	(1,299)
Share-based compensation	—	292	—	—	—	292
Dividends paid on common stock ($0.2025 per share)	—	—	(2,465)	—	—	(2,465)
Balance at March 31, 2019	$12,463	$187,535	$173,771	$(7,297)	$(2,623)	$363,849

Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
Cumulative effect of change in accounting principle(1)	—	—	(5,362)	—	—	(5,362)
Net loss	—	—	(1,975)	—	—	(1,975)
Other comprehensive income	—	—	—	—	2,505	2,505
Acquisition fair value finalization(2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (22,946 shares, net)	—	(679)	—	552	—	(127)
Repurchase of common stock (95,340 shares)	—	—	—	(2,604)	—	(2,604)
Share-based compensation	—	346	—	—	—	346
Dividends paid on common stock ($0.22 per share)	—	—	(3,556)	—	—	(3,556)
Balance at March 31, 2020	$16,581	$299,412	$190,212	$(12,518)	$6,877	$500,564
(1) Reclassification pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 2. Effect of New Financial Accounting Standards for additional information.
(2) Relates to the finalization of the purchase accounting adjustments for the ATBancorp acquisition. This purchase accounting adjustment had a $2.06 million impact on goodwill, $296 thousand impact on deferred income taxes, with the offsetting impact being to additional paid-in capital. See Note 7. Goodwill and Other Intangible Assets for additional information.
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,975)	$7,285
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Credit loss expense	21,733	1,594
Depreciation, amortization, and accretion	1,456	1,905
Net loss (gain) on sale of premises and equipment	5	(12)
Share-based compensation	346	292
Net gain on sale or call of debt securities available for sale	(42)	(17)
Net gain on sale of foreclosed assets, net	(37)	(14)
Writedown of foreclosed assets	131	—
Net gain on sale of loans held for sale	(810)	(126)
Origination of loans held for sale	(50,305)	(7,764)
Proceeds from sales of loans held for sale	47,032	8,247
Increase in cash surrender value of bank-owned life insurance	(521)	(392)
Increase in deferred income taxes, net	(3,655)	(16)
Change in:
Other assets	(5,316)	281
Other liabilities	13,367	398
Net cash provided by operating activities	21,409	11,661
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	22,140	7,280
Proceeds from maturities and calls of debt securities available for sale	28,426	17,238
Purchases of debt securities available for sale	(142,632)	(39,373)
Proceeds from maturities and calls of debt securities held to maturity	—	720
Net (increase) decrease in loans, net of unearned income	27,819	(6,410)
Purchases of premises and equipment	(403)	(490)
Proceeds from sale of foreclosed assets	2,151	394
Proceeds from sale of premises and equipment	2	12
Net cash (used in) investing activities	(62,497)	(20,629)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	131,094	71,898
Short-term borrowings	(9,860)	(55,356)
Long-term debt	(21,798)	(6,250)
Taxes paid relating to the release/lapse of restriction on RSU's	(127)	(69)
Dividends paid	(3,556)	(2,465)
Repurchase of common stock	(2,604)	(1,299)
Net cash provided by financing activities	93,149	6,459
Net increase (decrease) in cash and cash equivalents	52,061	(2,509)
Cash and cash equivalents:
Beginning of Period	73,484	45,480
Ending balance	$125,545	$42,971

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,993	$7,084
Cash paid during the period for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$493	$181
Initial recognition of operating lease right of use asset	—	2,892
Initial recognition of operation lease liability	—	2,892
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies
Nature of Business
MidWestOne Financial Group, Inc., an Iowa corporation formed in 1983, is a bank holding company under the BHCA and a financial holding company under the GLBA. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240.
The Company owns all of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa, and, until its dissolution in December 2019, all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary.
On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW, community banks headquartered in Dubuque, Iowa, and Cuba City, Wisconsin, respectively. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $116 million, and paid cash in the amount of $34.8 million.
On June 30, 2019, the Company sold substantially all of the assets used by its wholly owned subsidiary, MidWestOne Insurance Services, Inc. to sell insurance products. The Company recognized a pre-tax gain of $1.1 million from the sale, which was reported in “Other” noninterest income on the Company’s consolidated statements of income.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.
Risks and Uncertainties
The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company discloses in this report potentially material items of which it is aware at the time this report is filed with the SEC.

Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact of COVID-19 may affect its borrowers’ ability to repay in future periods.

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact of COVID-19 is likely to impact its fee income in future periods.

Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation
Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of March 31, 2020. As part of this interim impairment assessment, in the event that the Company concluded that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Based upon the results of our interim goodwill assessment, we have concluded that an impairment did not exist as of the time of the assessment.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be subsequent triggering events that could, under certain circumstances, cause us to perform a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan
The Company has invoked its Business Continuity Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Credit
The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required ACL and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2020 may not be indicative of results for the year ending December 31, 2020, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.
In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.
Segment Reporting
The Company’s activities are considered to be one reportable segment. The Company is engaged in the business of commercial and retail banking, and investment management with operations throughout Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, western Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.

Allowance for Credit Losses
Debt Securities Available for Sale
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses related to debt securities AFS on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal of credit loss expense). Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses.

Loans Held for Investment
Under the current expected credit loss model, the allowance for credit losses is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected.

The Company estimates the ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premium, discount, and net deferred fees or costs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible;

however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a DCF method or a loss-rate method to estimate expected credit losses.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss driver information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts. The Company adjusted the reversion period from the previously disclosed six quarters to four quarters based upon current forecasted conditions.

Discounted Cash Flow Method
The Company uses the DCF method to estimate expected credit losses for the agricultural, commercial and industrial, CRE - construction and development, CRE - farmland, CRE - multifamily, CRE - other, RRE - owner-occupied one-to-four family first liens, RRE - nonowner-occupied one-to-four family first liens, RRE - one-to-four family junior liens, and consumer loan pools. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables. For the loan pools utilizing the DCF method, management utilizes one or multiple of the following economic variables: Midwest unemployment, national retail sales, CRE index, US rental vacancy rate, US gross domestic product, and national home price index (HPI).

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis. In addition, management utilizes qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Loss-Rate Method
The Company uses a loss-rate method to estimate expected credit losses for the credit card and overdraft pools. For each of these pools, the Company applies an expected loss ratio based on internal and peer historical losses, adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TDR.

A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Guidance on Non-TDR Loan Modifications due to COVID-19
In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (the "agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor grants a concession and the debtor is experiencing financial difficulties. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Refer to Note 5. Loans Receivable and the Allowance for Credit Losses for additional information.

Liability for Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit exposures, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company recognizes a liability for off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit exposures included in credit loss expense in the Company’s consolidated statements of income. The liability for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets. Refer to Note 5. Loans Receivable and the Allowance for Credit Losses for additional information.

2. Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2019
On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. It is also applied to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $5.4 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $4.0 million impact due to the increase in ACL related to loans, a $3.4 million impact due the establishment of the allowance for unfunded commitments, and a $1.9 million impact on deferred taxes.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $119 thousand to the ACL. The remaining noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020.

The following table illustrates the impact of ASC 326

	January 1, 2020
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
	(in thousands)
Assets:
Loans
Agricultural	$3,748	$(2,557)	$1,191
Commercial and industrial	8,394	2,728	11,122
Commercial real estate	13,804	1,300	15,104
Residential real estate	2,685	2,050	4,735
Consumer	448	463	911
Allowance for credit losses on loans	$29,079	$3,984	$33,063

Liabilities:
Liability for off-balance sheet credit exposures	$—	$3,433	$3,433

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the consideration of costs and benefits. Four disclosure requirements were removed, three were modified, and two were added. In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Guidance Pending Adoption at March 31, 2020
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. Entities may apply the provision as of the beginning of the reporting period when the election is made and are available until December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04.

3. Business Combinations
On May 1, 2019, the Company acquired 100% of the equity of ATBancorp through a merger and acquired its wholly-owned banking subsidiaries ATSB and ABTW. The consideration included common stock valued at $116.0 million and cash consideration of $34.8 million.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the May 1, 2019 acquisition date net of any applicable tax effects. As part of the finalization of purchase accounting associated with the merger, an additional $2.06 million was recorded to goodwill, $296 thousand was recorded to deferred income taxes, with the offsetting impact being to additional paid-in capital. All amounts recognized for the business combination in the financial statements have been determined to be final as of March 31, 2020.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	May 1, 2019
Merger consideration
Share consideration	$116,032
Cash consideration	34,766
Total merger consideration		$150,798
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$82,081
Debt securities available for sale	99,056
Loans	1,138,928
Premises and equipment	18,327
Other intangible assets	28,349
Foreclosed assets	3,091
Other assets	42,944
Total assets acquired		1,412,776
Liabilities assumed
Deposits	$1,089,355
Short-term borrowings	100,761
Long-term debt	71,234
Other liabilities	29,951
Total liabilities assumed		1,291,301
Fair value of net assets acquired		121,475
Goodwill		$29,323

The following table summarizes ATBancorp acquisition-related expenses for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Noninterest Expense
Compensation and employee benefits	$—	$10
Legal and professional	—	126
Data processing	44	5
Other	10	26
Total ATBancorp acquisition-related expenses	$54	$167

4. Debt Securities
The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Estimated Fair Value
U.S. Government agencies and corporations	$421	$10	$—	$—	$431
State and political subdivisions	283,087	4,499	1,209	—	286,377
Mortgage-backed securities	41,191	1,412	2	—	42,601
Collateralized mortgage obligations	301,287	6,804	1,231	—	306,860
Corporate debt securities	245,674	3,343	3,427	—	245,590
Total debt securities	$871,660	$16,068	$5,869	$—	$881,859

	As of December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$439	$2	$—	$441
State and political subdivisions	253,750	3,803	348	257,205
Mortgage-backed securities	43,009	536	15	43,530
Collateralized mortgage obligations	293,911	1,000	1,965	292,946
Corporate debt securities	188,952	3,018	115	191,855
Total debt securities	$780,061	$8,359	$2,443	$785,977

Investment securities with a carrying value of $334.7 million and $264.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020, aggregated by investment category and length of time in a continuous loss position:

		As of March 31, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	77	$33,845	$1,209	$—	$—	$33,845	$1,209
Mortgage-backed securities	9	404	2	17	—	421	2
Collateralized mortgage obligations	8	62,873	1,231	—	—	62,873	1,231
Corporate debt securities	28	105,435	3,342	1,316	85	106,751	3,427
Total	122	$202,557	$5,784	$1,333	$85	$203,890	$5,869
As of March 31, 2020, 77 state and political subdivisions securities with total unrealized losses of $1.2 million were held by the Company. Management evaluated these securities by considering the yield spread to treasury securities, credit agency ratings, and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2020, 9 mortgage-backed securities and 8 collateralized mortgage obligations with unrealized losses were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2020, 28 corporate debt securities with total unrealized losses of $3.4 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $4.6 million at March 31, 2020 and is excluded from the estimate of credit losses.

The following table presents information pertaining to debt securities with gross unrealized losses as of December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

		As of December 31, 2019
Available for Sale	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	47	$27,161	$322	$2,112	$26	$29,273	$348
Mortgage-backed securities	7	963	12	1,365	3	2,328	15
Collateralized mortgage obligations	33	103,395	719	65,604	1,246	168,999	1,965
Corporate debt securities	7	7,012	14	8,788	101	15,800	115
Total	94	$138,531	$1,067	$77,869	$1,376	$216,400	$2,443

Proceeds and gross realized gains and losses on debt securities available for sale for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Proceeds from sales of debt securities available for sale	$22,140	$7,280

Gross realized gains from sales of debt securities available for sale	155	26
Gross realized losses from sales of debt securities available for sale	(113)	(9)
Net realized gain from sales of debt securities available for sale	$42	$17

The contractual maturity distribution of investment debt securities at March 31, 2020, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$42,982	$43,030
Due after one year through five years	185,876	186,530
Due after five years through ten years	225,762	227,898
Due after ten years	74,562	74,940
	$529,182	$532,398
Mortgage-backed securities	41,191	42,601
Collateralized mortgage obligations	301,287	306,860
Total	$871,660	$881,859

5. Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Agricultural	$145,435	$140,446
Commercial and industrial	864,702	835,236
Commercial real estate:
Construction & development	282,921	298,077
Farmland	168,777	181,885
Multifamily	217,108	227,407
Commercial real estate-other	1,111,640	1,107,490
Total commercial real estate	1,780,446	1,814,859
Residential real estate:
One- to four- family first liens	389,055	407,418
One- to four- family junior liens	165,235	170,381
Total residential real estate	554,290	577,799
Consumer	80,889	82,926
Loans held for investment, net of unearned income	3,425,762	3,451,266
Allowance for credit losses	(51,187)	(29,079)
Total loans held for investment, net	$3,374,575	$3,422,187

Loans with unpaid principal in the amount of $918.2 million and $945.9 million at March 31, 2020 and December 31, 2019, respectively, were pledged to the FHLB as collateral for borrowings.

Non-accrual and Delinquent Status
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

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

As of March 31, 2020, the Company had no commitments to lend additional funds to borrowers who have a nonperforming loan.

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
March 31, 2020
Agricultural	$137,398	$6,416	$416	$1,205	$145,435	$—
Commercial and industrial	858,489	1,999	436	3,778	864,702	62
Commercial real estate:
Construction and development	281,109	431	649	732	282,921	—
Farmland	157,371	1,760	2,062	7,584	168,777	—
Multifamily	216,242	866	—	—	217,108	—
Commercial real estate-other	1,102,517	987	447	7,689	1,111,640	174
Total commercial real estate	1,757,239	4,044	3,158	16,005	1,780,446	174
Residential real estate:
One- to four- family first liens	384,069	2,339	993	1,654	389,055	44
One- to four- family junior liens	164,590	331	136	178	165,235	—
Total residential real estate	548,659	2,670	1,129	1,832	554,290	44
Consumer	80,528	140	46	175	80,889	23
Total	$3,382,313	$15,269	$5,185	$22,995	$3,425,762	$303

December 31, 2019
Agricultural	$137,715	$975	$—	$1,756	$140,446	$—
Commercial and industrial	828,842	846	270	5,278	835,236	—
Commercial real estate:
Construction and development	294,995	2,256	621	205	298,077	—
Farmland	175,281	362	—	6,242	181,885	—
Multifamily	227,013	394	—	—	227,407	—
Commercial real estate-other	1,102,504	1,965	347	2,674	1,107,490	—
Total commercial real estate	1,799,793	4,977	968	9,121	1,814,859	—
Residential real estate:
One- to four- family first liens	402,471	2,579	857	1,511	407,418	99
One- to four- family junior liens	169,592	518	108	163	170,381	25
Total residential real estate	572,063	3,097	965	1,674	577,799	124
Consumer	82,558	150	80	138	82,926	12
Total	$3,420,971	$10,045	$2,283	$17,967	$3,451,266	$136

The following table presents the amortized cost basis of loans on non-accrual status, loans past due 90 days or more and still accruing by class of loan and related interest income recognized:

(in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual with no Allowance for Credit Losses	90 Days or More Past Due And Accruing	Interest Income Recognized on Nonaccrual
As of and for the Three Months Ended March 31, 2020
Agricultural	$2,894	$3,585	$2,519	$—	$64
Commercial and industrial	13,276	11,755	6,140	62	56
Commercial real estate:
Construction and development	1,494	867	701	—	35
Farmland	10,402	13,682	11,566	—	84
Multifamily	—	—	—	—	1
Commercial real estate-other	10,141	10,517	6,885	174	21
Total commercial real estate	22,037	25,066	19,152	174	141
Residential real estate:
One- to four- family first liens	2,557	2,777	581	44	8
One- to four- family junior liens	513	568	1	—	1
Total residential real estate	3,070	3,345	582	44	9
Consumer	206	222	25	23	2
Total	$41,483	$43,973	$28,418	$303	$272

Credit Quality Information
The Company aggregates loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, and other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis includes non-homogenous loans, such as agricultural, commercial and industrial, and commercial real estate loans. Loans not meeting the criteria described below that are analyzed individually are considered to be pass-rated. The Company uses the following definitions for risk ratings:
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
Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.
Homogenous loans, including residential real estate and consumer loans, are not individually risk rated. Instead, these loans are categorized based on performance: performing and nonperforming. Nonperforming loans include those loans on nonaccrual, loans greater than 90 days past due and on accrual, and TDRs on accrual.

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of March 31, 2020. As of March 31, 2020, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
March 31, 2020 (in thousands)	2020	2019	2018	2017	2016	Prior		Total
Agricultural
Pass	$14,609	$15,786	$8,035	$3,272	$3,135	$3,220	$74,018	$122,075
Special mention / watch	3,749	1,268	591	404	897	344	5,543	12,796
Substandard	124	1,443	1,009	176	256	2,786	4,770	10,564
Doubtful	—	—	—	—	—	—	—	—
Total	$18,482	$18,497	$9,635	$3,852	$4,288	$6,350	$84,331	$145,435
Commercial and industrial
Pass	$62,134	$135,839	$99,140	$113,934	$54,861	$127,025	$227,607	$820,540
Special mention / watch	334	2,143	2,717	4,012	990	5,545	9,814	25,555
Substandard	2,384	3,259	1,046	1,381	1,417	2,666	6,454	18,607
Doubtful	—	—	—	—	—	—	—	—
Total	$64,852	$141,241	$102,903	$119,327	$57,268	$135,236	$243,875	$864,702
CRE - Construction and development
Pass	$18,964	$136,833	$44,024	$34,407	$2,285	$2,076	$29,539	$268,128
Special mention / watch	989	800	590	—	—	35	9,059	11,473
Substandard	615	1,979	—	—	116	45	565	3,320
Doubtful	—	—	—	—	—	—	—	—
Total	$20,568	$139,612	$44,614	$34,407	$2,401	$2,156	$39,163	$282,921
CRE - Farmland
Pass	$10,749	$38,099	$19,395	$20,402	$12,113	$28,798	$3,521	$133,077
Special mention / watch	1,672	7,034	1,973	1,998	1,255	1,296	703	15,931
Substandard	1,218	5,165	3,890	1,851	427	6,647	571	19,769
Doubtful	—	—	—	—	—	—	—	—
Total	$13,639	$50,298	$25,258	$24,251	$13,795	$36,741	$4,795	$168,777
CRE - Multifamily
Pass	$50,291	$21,562	$23,646	$25,045	$21,887	$59,026	$14,490	$215,947
Special mention / watch	—	—	—	—	85	—	—	85
Substandard	—	1,076	—	—	—	—	—	1,076
Doubtful	—	—	—	—	—	—	—	—
Total	$50,291	$22,638	$23,646	$25,045	$21,972	$59,026	$14,490	$217,108
CRE - other
Pass	$115,059	$216,822	$113,410	$186,570	$148,073	$201,195	$60,246	$1,041,375
Special mention / watch	1,668	21,535	6,378	7,060	4,520	10,027	273	51,461
Substandard	—	1,693	7,223	4,432	1,278	4,043	135	18,804
Doubtful	—	—	—	—	—	—	—	—
Total	$116,727	$240,050	$127,011	$198,062	$153,871	$215,265	$60,654	$1,111,640
RRE - One- to four- family first liens
Performing	$32,556	$76,673	$59,926	$56,374	$49,581	$101,470	$8,805	$385,385
Nonperforming	—	139	269	578	347	2,321	16	3,670
Total	$32,556	$76,812	$60,195	$56,952	$49,928	$103,791	$8,821	$389,055
RRE - One- to four- family junior liens
Performing	$2,215	$16,329	$19,152	$9,441	$4,848	$9,022	$103,524	$164,531
Nonperforming	—	84	—	33	253	312	22	704
Total	$2,215	$16,413	$19,152	$9,474	$5,101	$9,334	$103,546	$165,235
Consumer
Performing	$7,561	$23,785	$17,137	$8,025	$6,031	$7,657	$10,471	$80,667
Nonperforming	—	35	49	68	28	40	2	222
Total	$7,561	$23,820	$17,186	$8,093	$6,059	$7,697	$10,473	$80,889

The following table sets forth the risk category of loans by class of loans and credit quality indicator used on the most recent analysis performed as of December 31, 2019:

2019 (in thousands)	Pass	Special Mention / Watch	Substandard	Doubtful	Loss	Total
Agricultural	$117,374	$13,292	$9,780	$—	$—	$140,446
Commercial and industrial	794,526	19,038	21,635	1	36	835,236
Commercial real estate:
Construction and development	283,921	11,423	2,733	—	—	298,077
Farmland	141,107	21,307	19,471	—	—	181,885
Multifamily	226,124	90	1,193	—	—	227,407
Commercial real estate-other	1,036,418	50,691	20,381	—	—	1,107,490
Total commercial real estate	1,687,570	83,511	43,778	—	—	1,814,859
Residential real estate:
One- to four- family first liens	396,175	4,547	6,532	164	—	407,418
One- to four- family junior liens	168,229	1,282	870	—	—	170,381
Total residential real estate	564,404	5,829	7,402	164	—	577,799
Consumer	82,650	39	218	19	—	82,926
Total	$3,246,524	$121,709	$82,813	$184	$36	$3,451,266

Allowance for Credit Losses
At March 31, 2020, the economic forecast used by the Company showed a significant increase in Midwest unemployment, significant decreases in national retail sales, the CRE index, and US GDP, and moderate increases in the national home price index and US rental vacancy rate for the first forecasted quarter. The forecast projected gradual improvement in the Midwest unemployment, national retail sales, and US GDP forecasts over the next three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. The CRE index and US rental vacancy rate forecasts project further decline over the next two quarters before a gradual improvement. The national home price index forecast remains favorable over the next three quarters. The significant change in current and forecasted conditions was largely a result of the COVID-19 pandemic.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets' totaled $12.2 million at March 31, 2020 and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended March 31, 2020 and 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2020
Beginning balance, prior to adoption of ASC 326	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	3,984
Charge-offs	(84)	(471)	(720)	—	(222)	(1,497)
Recoveries	25	213	8	7	46	299
Credit loss expense(1)	14	8,445	8,746	1,683	434	19,322
Ending balance	$1,146	$19,309	$23,138	$6,425	$1,169	$51,187

For the Three Months Ended March 31, 2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(134)	(354)	(650)	(49)	(168)	(1,355)
Recoveries	7	48	8	9	34	106
Credit loss expense	181	422	(195)	963	223	1,594
Ending balance	$3,691	$7,594	$14,798	$3,272	$297	$29,652

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $2.4 million related to off-balance sheet credit exposures.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of March 31, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$3,256	$10,778	$23,764	$710	$21	$38,529
Collectively evaluated for impairment	142,179	853,924	1,756,682	553,580	80,868	3,387,233
Total	$145,435	$864,702	$1,780,446	$554,290	$80,889	$3,425,762
Allowance for credit losses:
Individually evaluated for impairment	$251	$1,920	$1,651	$103	$—	$3,925
Collectively evaluated for impairment	895	17,389	21,487	6,322	1,169	47,262
Total	$1,146	$19,309	$23,138	$6,425	$1,169	$51,187

	As of December 31, 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$4,312	$12,242	$16,082	$838	$21	$33,495
Collectively evaluated for impairment	135,246	822,939	1,781,306	572,865	82,864	3,395,220
Purchased credit impaired loans	888	55	17,471	4,096	41	22,551
Total	$140,446	$835,236	$1,814,859	$577,799	$82,926	$3,451,266
Allowance for loan losses:
Individually evaluated for impairment	$212	$2,198	$1,180	$73	$—	$3,663
Collectively evaluated for impairment	3,536	6,194	11,836	2,152	448	24,166
Purchased credit impaired loans	—	2	788	460	—	1,250
Total	$3,748	$8,394	$13,804	$2,685	$448	$29,079

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of March 31, 2020
(in thousands)	Primary Type of Collateral
	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
Agricultural	$1,181	$—	$1,708	$367	$3,256	$251
Commercial and industrial	1,060	—	5,703	4,016	10,779	1,920
Commercial real estate:
Construction and development	700	—	—	—	700	—
Farmland	13,195	—	—	—	13,195	657
Multifamily	—	—	—	—	—	—
Commercial real estate-other	9,869	—	—	—	9,869	994
Residential real estate:
One- to four- family first liens	710	—	—	—	710	103
One- to four- family junior liens	—	—	—	—	—	—
Consumer	—	—	21	—	21	—
Total	$26,715	$—	$7,432	$4,383	$38,530	$3,925

Troubled Debt Restructurings
TDRs totaled $11.7 million and $11.0 million as of March 31, 2020 and December 31, 2019, respectively. The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs may include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended March 31,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Commercial and industrial	1	$242	$242	—	$—	$—
Commercial real estate-other	2	485	485	—	—	—
One- to four- family junior liens	—	—	—	1	51	51
Total	3	$727	$727	1	$51	$51

For the three months ended March 31, 2020, the Company had zero TDRs that redefaulted within 12 months subsequent to restructure. For the three months ended March 31, 2019, the Company had zero TDRs that redefaulted within 12 months subsequent to restructure.

Pre-ASC 326 Adoption Impaired Loan Disclosures
The following table presents loans individually evaluated for impairment by class of receivable, as of December 31, 2019:

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$2,383	$2,913	$—
Commercial and industrial	7,391	10,875	—
Commercial real estate:
Construction and development	1,181	1,218	—
Farmland	4,306	4,331	—
Multifamily	—	—	—
Commercial real estate-other	5,709	5,854	—
Total commercial real estate	11,196	11,403	—
Residential real estate:
One- to four- family first liens	577	578	—
One- to four- family junior liens	—	—	—
Total residential real estate	577	578	—
Consumer	21	21	—
Total	$21,568	$25,790	$—
With an allowance recorded:
Agricultural	$1,929	$1,930	$212
Commercial and industrial	4,851	5,417	2,198
Commercial real estate:
Construction and development	135	135	135
Farmland	1,109	1,148	347
Multifamily	—	—	—
Commercial real estate-other	3,642	4,229	698
Total commercial real estate	4,886	5,512	1,180
Residential real estate:
One- to four- family first liens	261	262	73
One- to four- family junior liens	—	—	—
Total residential real estate	261	262	73
Consumer	—	—	—
Total	$11,927	$13,121	$3,663
Total:
Agricultural	$4,312	$4,843	$212
Commercial and industrial	12,242	16,292	2,198
Commercial real estate:
Construction and development	1,316	1,353	135
Farmland	5,415	5,479	347
Multifamily	—	—	—
Commercial real estate-other	9,351	10,083	698
Total commercial real estate	16,082	16,915	1,180
Residential real estate:
One- to four- family first liens	838	840	73
One- to four- family junior liens	—	—	—
Total residential real estate	838	840	73
Consumer	21	21	—
Total	$33,495	$38,911	$3,663

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by class of receivable, during the stated period:

	Three Months Ended March 31,
	2019
(in thousands)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$1,538	$—
Commercial and industrial	2,343	—
Commercial real estate:
Construction and development	—	—
Farmland	1,011	—
Multifamily	—	—
Commercial real estate-other	1,185	6
Total commercial real estate	2,196	6
Residential real estate:
One- to four- family first liens	75	—
One- to four- family junior liens	305	1
Total residential real estate	380	1
Consumer	—	—
Total	$6,457	$7
With an allowance recorded:
Agricultural	$2,735	$—
Commercial and industrial	5,460	—
Commercial real estate:
Construction and development	—	—
Farmland	1,442	—
Multifamily	—	—
Commercial real estate-other	3,966	3
Total commercial real estate	5,408	3
Residential real estate:
One- to four- family first liens	394	1
One- to four- family junior liens	—	—
Total residential real estate	394	1
Consumer	11	—
Total	$14,008	$4
Total:
Agricultural	$4,273	$—
Commercial and industrial	7,803	—
Commercial real estate:
Construction and development	—	—
Farmland	2,453	—
Multifamily	—	—
Commercial real estate-other	5,151	9
Total commercial real estate	7,604	9
Residential real estate:
One- to four- family first liens	469	1
One- to four- family junior liens	305	1
Total residential real estate	774	2
Consumer	11	—
Total	$20,465	$11

Purchased Credit Impaired Loans (Pre-ASC 326 Adoption)
The following table summarizes the outstanding balance and carrying amount of our PCI loans that were identified prior to the adoption of ASC 326:

December 31, 2019
(in thousands)
Agricultural	$904
Commercial and industrial	147
Commercial real estate	17,803
Residential real estate	4,136
Consumer	57
Outstanding balance	23,047
Carrying amount	22,551
Allowance for credit losses	1,250
Carrying amount, net of allowance for credit losses	$21,301

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

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of March 31, 2020			As of December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments
Fair value hedges
Interest rate swaps	$16,625	$—	$2,875	$16,734	$—	$1,113
Cash flow hedges
Interest rate swaps	30,000	—	894	—	—	—
Total	$46,625	$—	$3,769	$16,734	$—	$1,113

Not designated as hedging instruments:
Interest rate swaps	$281,492	$12,499	$12,533	$113,632	$1,824	$1,999
RPAs - protection sold	4,646	1	—	4,702	24	—
RPAs - protection purchased	9,965	—	3	10,009	—	130
Total	$296,103	$12,500	$12,536	$128,343	$1,848	$2,129

Derivatives Designated as Hedging Instruments
The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity, and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value or cash flow hedges.
Fair Value Hedges - Derivatives are designated as fair value hedges to limit the Company's exposure to changes in the fair value of assets or liabilities due to movements in interest rates. The Company entered into pay-fixed receive-floating interest rate swaps to manage its exposure to changes in fair value in certain fixed-rate assets. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. In February 2020, the Company entered into a pay-fixed receive-variable interest rate swap with a notional of $30,000,000 to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt. The interest rate swap is designated as a cash flow hedge. The gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. During 2020, the Company estimates that an additional $298 thousand will be reclassified to interest expense.

The table below presents the effect of cash flow hedge accounting on AOCI as of March 31, 2020 and 2019, respectively.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2020	2019		2020	2019
Interest rate swaps	$(888)	$—	Interest Expense	$5	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended March 31,
	2020		2019
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(47)	$(5)	$(1)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	1,750	—	304	—
Derivative designated as hedging instruments	(1,797)	—	(305)	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	—	(5)	—	—
As of March 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$19,493	$2,861

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps - The Company has also entered into interest rate swap contracts. The derivative contracts related to transactions in which the Company enters into an interest rate swap with a customer, while simultaneously entering into an offsetting interest rate swap with an institutional counterparty.

Credit Risk Participation Agreements - The Company enters into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument.

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended March 31,
(in thousands)		2020	2019
Interest rate swaps	Other income	$141	$(22)
RPAs	Other income	103	(17)
Total		$244	$(39)
Offsetting of Derivatives
The Company has entered into agreements with certain counterparty financial institutions, which include master netting agreements. However, the Company has elected to account for all derivatives with counterparty institutions on a gross basis. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures.

The following table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of March 31, 2020 and December 31, 2019, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Assets (Liabilities)
As of March 31, 2020
Asset Derivatives	$12,500	$—	$12,500	$—	$—	$12,500
Liability Derivatives	(16,305)	—	(16,305)	—	(16,305)	—

As of December 31, 2019
Asset Derivatives	$1,848	$—	$1,848	$—	$—	$1,848
Liability Derivatives	(3,242)	—	(3,242)	—	(3,242)	—
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
As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.4 million. As of March 31, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted $16.3 million of collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $16.4 million.
7. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the periods indicated:

Three Months Ended March 31,
(in thousands)	2020
Goodwill, beginning of period	$91,918
Fair value adjustment	2,059
Total goodwill, end of period	$93,977

Goodwill adjustments included the finalization of the purchase accounting adjustments for the ATBancorp acquisition.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets for the periods indicated:

	As of March 31, 2020			As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(22,558)	$19,187	$41,745	$(21,032)	$20,713
Customer relationship intangible	5,265	(1,661)	3,604	5,265	(1,195)	4,070
Other	2,700	(2,341)	359	2,700	(2,305)	395
	$49,710	$(26,560)	$23,150	$49,710	$(24,532)	$25,178

Indefinite-lived trade name intangible	$7,040			$7,040
The following table provides the estimate future amortization expense for the remaining nine months ending December 31, 2020 and the succeeding periods:

	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Estimated Amortization Expense for the Year Ending December 31,
2020	$3,881	$969	$97	$4,947
2021	4,190	1,062	106	5,358
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
Thereafter	2,616	19	2	2,637
Total	$19,187	$3,604	$359	$23,150
8. Other Assets
The components of the Company's other assets as of March 31, 2020 and December 31, 2019 were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Bank-owned life insurance	$82,146	$81,625
Interest receivable	17,029	18,525
FHLB stock	13,773	15,381
Mortgage servicing rights	6,579	7,026
Operating lease ROU assets, net	4,237	4,499
Federal & state taxes, current	—	2,318
Federal & state taxes, deferred	8,532	3,530
Derivative assets	12,500	1,848
Other receivables/assets	12,656	13,208
	$157,452	$147,960
The increase in other assets is primarily attributable to the increase in the total amount of the net derivative assets. See Note 6. Derivatives, Hedging Activities and Balance Sheet Offsetting for further details.

9. Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Noninterest bearing deposits	$637,127	$662,209
Interest checking deposits	995,762	962,830
Money market deposits	793,482	763,028
Savings deposits	404,100	387,142
Time deposits under $250,000	688,409	682,232
Time deposits of $250,000 or more	340,964	271,214
Total deposits	$3,859,844	$3,728,655
The Company had $5.0 million and $6.6 million in brokered time deposits through the CDARS program as of March 31, 2020 and December 31, 2019, respectively. Included in money market deposits at March 31, 2020 and December 31, 2019 were $11.4 million and $10.1 million, respectively, of brokered deposits through the ICS program.

As of March 31, 2020 and December 31, 2019, the Company had public entity deposits that were collateralized by investment securities of $114.6 million and $96.6 million, respectively.

10. Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	March 31, 2020		December 31, 2019
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.90%	$129,489	1.06%	$117,249
Federal Home Loan Bank advances	—	—	1.73	22,100
Total	0.90%	$129,489	1.17%	$139,349
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
The Bank has a secured line of credit with the FHLBDM. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 5. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements.
The Bank has unsecured federal funds lines totaling $170.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either March 31, 2020 or December 31, 2019.
At March 31, 2020 and December 31, 2019, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $61.5 million as of March 31, 2020 and $12.7 million as of December 31, 2019. As of March 31, 2020 and December 31, 2019, the Bank had municipal securities with a market value of $68.3 million and $13.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
On April 30, 2015, the Company entered into a credit agreement with a correspondent bank under which the Company could borrow up to $5.0 million from an unsecured revolving credit facility. Interest was payable at a rate of one-month LIBOR plus 2.00%. The credit agreement was amended on April 29, 2019 such that, commencing April 30, 2019, the revolving commitment amount was increased to $10.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. The revolving loan matures on April 30, 2020. The Company had no balance outstanding under this revolving loan as of March 31, 2020 and December 31, 2019.

11. Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
March 31, 2020
ATBancorp Statutory Trust I	$7,732	$6,823	Three-month LIBOR + 1.68%	2.42%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,808	Three-month LIBOR + 1.65%	2.39%	06/15/2037	06/15/2012
Central Bancshares Capital Trust II	7,217	6,795	Three-month LIBOR + 3.50%	4.24%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,741	Three-month LIBOR + 2.15%	3.35%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	2.33%	12/15/2037	12/15/2012
Total	$44,847	$41,631

December 31, 2019
ATBancorp Statutory Trust I	$7,732	$6,814	Three-month LIBOR + 1.68%	3.57%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,794	Three-month LIBOR + 1.65%	3.54%	09/15/2037	06/15/2012
Central Bancshares Capital Trust II	7,217	6,783	Three-month LIBOR + 3.50%	5.39%	03/15/2038	03/15/2013
Barron Investment Capital Trust I	2,062	1,732	Three-month LIBOR + 2.15%	4.08%	09/23/2036	09/23/2011
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.48%	12/15/2037	12/15/2012
Total	$44,847	$41,587

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures. These debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually on March 15th and September 15th. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. The debentures constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. Beginning on the fifth anniversary preceding the maturity date of each debenture, we were required to begin amortizing the amount of the debentures that may be treated as Tier 2 capital. Specifically, we will lose Tier 2 treatment for 20% of the amount of the debentures in each of the final five years preceding maturity, such that during the final year, we will not be permitted to treat any portion of the debentures as Tier 2 capital. At March 31, 2020, we were permitted to treat 60% of the debentures as Tier 2 capital.

Other Long-Term Debt
Long-term borrowings were as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$1,194	8.89%	$1,224
FHLB borrowings	2.30	125,673	2.25	145,700
Notes payable to unaffiliated bank	3.11	30,482	3.44	32,250
Total	2.51%	$157,349	2.51%	$179,174
As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 5. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At March 31, 2020, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 4. Debt Securities of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. As of March 31, 2020, $1.6 million of that note was outstanding.

On April 30, 2019, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. Quarterly principal and interest payments began June 30, 2019 and, as of March 31, 2020, $28.9 million of that note was outstanding.

12. Income Taxes
Income tax expense for the three months ended March 31, 2020 and 2019 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	For the Three Months Ended March 31,
	2020		2019
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$(876)	(21.0)%	$1,927	21.0%
Tax-exempt interest	(643)	(15.4)	(468)	(5.1)
Bank-owned life insurance	(109)	(2.6)	(82)	(0.9)
State income taxes, net of federal income tax benefit	(191)	(4.6)	487	5.3
Non-deductible acquisition expenses	—	—	26	0.3
General business credits	(383)	(9.2)	(14)	(0.2)
Other	4	—	14	0.2
Total income tax expense (benefit)	$(2,198)	(52.8)%	$1,890	20.6%

13. Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2020	2019
Basic Earnings Per Share:
Net income (loss)	$(1,975)	$7,285
Weighted average shares outstanding	16,141,500	12,164,360
Basic earnings (loss) per common share	$(0.12)	$0.60

Diluted Earnings Per Share:
Net income (loss)	(1,975)	$7,285
Weighted average shares outstanding, including all dilutive potential shares	16,141,500	12,176,757
Diluted earnings (loss) per common share	$(0.12)	$0.60

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above were as follows:

For the Three Months Ended March 31,
2020
Dilutive shares(1)	18,042
(1) Dilutive potential shares that were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2020 as a result of the reported net loss available to common shareholders.

14. Regulatory Capital Requirements and Restrictions on Subsidiary Cash
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of March 31, 2020 and December 31, 2019, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2020
Consolidated:
Total capital/risk weighted assets	$478,203	11.48%	$437,295	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	427,059	10.25	354,000	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	385,428	9.25	291,530	7.00	N/A	N/A
Tier 1 leverage capital/average assets	427,059	9.39	181,950	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$500,343	12.03%	$436,868	10.50%	$416,065	10.00%
Tier 1 capital/risk weighted assets	455,700	10.95	353,655	8.50	332,852	8.00
Common equity tier 1 capital/risk weighted assets	455,700	10.95	291,246	7.00	270,442	6.50
Tier 1 leverage capital/average assets	455,700	10.03	181,680	4.00	227,099	5.00

At December 31, 2019
Consolidated:
Total capital/risk weighted assets	$463,601	11.34%	$429,077	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	428,021	10.47	347,348	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	386,434	9.46	286,051	7.00	N/A	N/A
Tier 1 leverage capital/average assets	428,021	9.48	180,529	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$482,106	11.83%	$427,877	10.50%	$407,502	10.00%
Tier 1 capital/risk weighted assets	453,027	11.12	346,377	8.50	326,002	8.00
Common equity tier 1 capital/risk weighted assets	453,027	11.12	285,251	7.00	264,876	6.50
Tier 1 leverage capital/average assets	453,027	10.06	180,209	4.00	231,166	5.00
(1) Includes a capital conservation buffer of 2.50% at March 31, 2020 and December 31, 2019.
The Bank for the period as of December 31, 2019 was required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, of which these reserve amounts totaled $24.1 million. There was no such requirement to maintain such reserve balances as of March 31, 2020, and therefore the total amount held in reserve was $0.0 million.

15. Commitments and Contingencies
Credit-related financial instruments: The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank's commitments as of the dates indicated:

	March 31, 2020	December 31, 2019
(in thousands)
Commitments to extend credit	$840,090	$859,212
Commitments to sell loans	9,483	5,400
Standby letters of credit	35,002	36,192
Total	$884,575	$900,804
The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent a future requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party.

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
Liability for Off-Balance Sheet Credit Exposures: The Company records a liability for off-balance sheet credit exposures through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At March 31, 2020, the liability for off-balance-sheet credit exposures totaled $5.8 million, whereas the total amount recorded within credit loss expense was $2.4 million. No liability was recorded in the prior year.
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

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 68% of the loans are real estate loans and approximately 9% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 5. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 45% and 23%, respectively, as of March 31, 2020.

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
•Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements, to the consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily available for sale and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned.

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis comprise the following as of the dates indicated:

	Fair Value Measurement at March 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$431	$—	$431	$—
State and political subdivisions	286,377	—	286,377	—
Mortgage-backed securities	42,601	—	42,601	—
Collateralized mortgage obligations	306,860	—	306,860	—
Corporate debt securities	245,590	—	245,590	—
Derivative assets	12,500	—	12,500	—

Liabilities:
Derivative liabilities	$16,305	$—	$16,305	$—

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$441	$—	$441	$—
State and political subdivisions	257,205	—	257,205	—
Mortgage-backed securities	43,530	—	43,530	—
Collateralized mortgage obligations	292,946	—	292,946	—
Corporate debt securities	191,855	—	191,855	—
Derivative assets	1,848	—	1,848	—

Liabilities:
Derivative liabilities	$3,242	$—	$3,242	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three months ended March 31, 2020 or the year ended December 31, 2019.
Changes in the fair value of available for sale debt securities are included in other comprehensive income.
Nonrecurring Basis
The following tables present assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at March 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$6,223	$—	$—	$6,223
Foreclosed assets, net	968	—	—	968

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$6,749	$—	$—	$6,749
Foreclosed assets, net	3,706	—	—	3,706

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	March 31, 2020	December 31, 2019	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans	$6,223	$6,749	Fair value of collateral	Valuation adjustments	—%	-	75%	28%

Foreclosed assets, net	$968	3,706	Fair value of collateral	Valuation adjustments	5%	-	46%	23%

The carrying amount and estimated fair value of financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,545	$125,545	$125,545	$—	$—
Debt securities available for sale	881,859	881,859	—	881,859	—
Loans held for sale	9,483	9,646	—	9,646	—
Loans held for investment, net	3,374,575	3,414,068	—	—	3,414,068
Interest receivable	17,029	17,029	—	17,029	—
Federal Home Loan Bank stock	13,773	13,773	—	13,773	—
Derivative assets	12,500	12,500	—	12,500	—
Financial liabilities:
Non-interest bearing deposits	637,127	637,127	637,127	—	—
Interest-bearing deposits	3,222,717	3,231,800	2,193,344	1,038,456	—
Short-term borrowings	129,489	129,489	129,489	—	—
Finance leases payable	1,194	1,194	—	1,194	—
Federal Home Loan Bank borrowings	125,673	129,372	—	129,372	—
Junior subordinated notes issued to capital trusts	41,631	34,655	—	34,655	—
Subordinated debentures	10,894	11,066	—	11,066	—
Other long-term debt	30,482	30,482	—	30,482	—
Derivative liabilities	16,305	16,305	—	16,305	—

	December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,484	$73,484	$73,484	$—	$—
Debt securities available for sale	785,977	785,977	—	785,977	—
Loans held for sale	5,400	5,476	—	5,476	—
Loans held for investment, net	3,422,187	3,427,952	—	—	3,427,952
Interest receivable	18,525	18,525	—	18,525	—
Federal Home Loan Bank stock	15,381	15,381	—	15,381	—
Derivative assets	1,848	1,848	—	1,848	—
Financial liabilities:
Non-interest bearing deposits	662,209	662,209	662,209	—	—
Interest-bearing deposits	3,066,446	3,066,427	2,113,000	953,427	—
Short-term borrowings	139,349	139,349	139,349	—	—
Finance leases payable	1,224	1,224	—	1,224	—
Federal Home Loan Bank borrowings	145,700	146,913	—	146,913	—
Junior subordinated notes issued to capital trusts	41,587	39,391	—	39,391	—
Subordinated debentures	10,899	11,083	—	11,083	—
Other long-term debt	32,250	32,250	—	32,250	—
Derivative liabilities	3,242	3,242	—	3,242	—

17. Leases
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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 31, 2020	December 31, 2019
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$4,237	$4,499
Finance lease right-of-use asset	Premises and equipment, net	613	637
Total right-of-use assets		$4,850	$5,136

Lease Liabilities
Operating lease liability	Other liabilities	$5,202	$5,430
Finance lease liability	Long-term debt	1,194	1,225
Total lease liabilities		$6,396	$6,655

Weighted-average remaining lease term
Operating leases		8.88 years	8.90 years
Finance lease		6.42 years	6.67 years
Weighted-average discount rate
Operating leases		3.80%	3.78%
Finance lease		8.89%	8.89%
The calculated amount of the right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For finance leases, the Company utilizes the rate implicit in the lease.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2020	2019
Lease Costs
Operating lease cost	$319	$193
Variable lease cost	39	35
Short-term lease cost	—	1
Interest on lease liabilities (1)	26	29
Amortization of right-of-use assets	24	24
Net lease cost	$408	$282

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$503	$359
Operating cash flows from finance lease	27	29
Finance cash flows from finance lease	31	27

Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2020	$173	$843
December 31, 2021	235	1,074
December 31, 2022	240	973
December 31, 2023	245	912
December 31, 2024	250	682
Thereafter	426	2,131
Total undiscounted lease payment	$1,569	$6,615
Amounts representing interest	(375)	(1,413)
Lease liability	$1,194	$5,202

18. Subsequent Events
On April 29, 2020, the board of directors of the Company declared a cash dividend of $0.22 per share payable on June 15, 2020 to shareholders of record as of the close of business on June 1, 2020.
As of May 4, 2020, the Company has closed or approved with the Small Business Administration (“SBA”) 2,327 Paycheck Protection Program (“PPP”) loans representing $334.5 million in funding.
The Company has evaluated events that have occurred subsequent to March 31, 2020 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of such term in the Private Securities Litigation Reform Act of 1995. We and our representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “should,” “could,” “would,” “plans,” “intend,” “project,” “estimate,” “forecast,” “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, we undertake no obligation to update any statement in light of new information or future events, except as required under federal securities law.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers, and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
•credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in our allowance for credit losses and a reduction in net earnings;
•the effects of interest rates, including on our net income and the value of our securities portfolio;
•changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;
•fluctuations in the value of our investment securities;
•governmental monetary and fiscal policies;
•changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR;
•legislative and regulatory changes, including changes in banking, securities, consumer protection, trade and tax laws and regulations and their application by our regulators;
•the ability to attract and retain key executives and employees experienced in banking and financial services;
•the sufficiency of the allowance for credit losses to absorb the amount of actual losses inherent in our existing loan portfolio;
•our ability to adapt successfully to technological changes to compete effectively in the marketplace;
•credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;
•the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, financial technology companies, and other financial institutions operating in our markets or elsewhere or providing similar services;
•the failure of assumptions underlying the establishment of the allowance for credit losses and estimation of values of collateral and various financial assets and liabilities;
•the risks of mergers, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
•volatility of rate-sensitive deposits;
•operational risks, including data processing system failures or fraud;
•asset/liability matching risks and liquidity risks;
•the costs, effects and outcomes of existing or future litigation;
•changes in general economic, political, or industry conditions, nationally, internationally, or in the communities in which we conduct business;
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL;
•war or terrorist activities, widespread disease or pandemics, such as the COVID-19 pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
•the effects of cyber-attacks;
•the imposition of tariffs or other domestic or international government policies impacting the value of agricultural or other products of our borrowers; and
•other factors and risks described under “Risk Factors” in this Form 10-Q and in other reports we file with the SEC.

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

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank. The Bank has locations throughout Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, Wisconsin, Florida, and Denver, Colorado.
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, debit cards, ATMs, and safe deposit boxes. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investment services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
Our results of operations depend primarily on our net interest income, which is the difference between the interest income on our interest-earning assets, such as loans and securities held for investment, and the interest expense paid on our deposits and borrowings. Results of operations are also affected by noninterest income and expense, credit loss expense and income tax expense. Significant external factors that impact our results of operations include general economic and competitive conditions, as well as changes in market interest rates, government policies, and actions of regulatory authorities.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be attained for any other period.
Significant Developments – Impact of COVID-19
The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas.
Our commercial and consumer banking products and services are offered primarily in Iowa, Minnesota, Wisconsin, Florida and Colorado, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. In Iowa, the Governor recently issued a series of orders, including orders for many retail establishments to close and imposing limitations on gathering sizes. Certain restrictions were loosened effective May 1, 2020, while other restrictions remain in place until May 15, 2020. In Minnesota, the Governor recently issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, of which this order was effective March 28, 2020, and based upon the most recent proclamation on May 3, 2020 extends through May 17, 2020. In Wisconsin, the Governor recently issued an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, which order was effective from March 25, 2020 and currently extends through May 26, 2020, although certain restrictions were loosened beginning on April 29, 2020. In Florida, the Governor issued a series of orders, including an order that, subject to limited exceptions, senior citizens and individuals with underlying conditions stay at home, all other individuals limit movements and personal interactions outside their homes and non-essential businesses cease all activities. Certain restrictions were loosened effective May 4, 2020, while other restrictions remain in place as of the date of our report. In Colorado, the Governor recently issued an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, which order was effective from March 26, 2020 through April 26, 2020. After April 26, 2020, certain businesses were allowed to open with certain restrictions. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. The Bank has been serving its customers through a combination of its digital banking channels, drive-thru banking locations, and customer service phone lines.
The U.S. has experienced a substantial decline nationally in economic condition, as indicated by the 4.8% GDP contraction in the first quarter of 2020. Each state has experienced significant increases in unemployment insurance claims from the week ended January 4, 2020 to the week ended April 18, 2020 per U.S. Department of Labor data:
•701% Colorado
•389% Florida
•335% Iowa

•474% Minnesota
•504% Wisconsin
To date, many of the public health impacts of COVID-19 have been concentrated in large cities, such as New York City, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.
Policy and Regulatory Developments.
Federal, state, and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:
•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the paycheck protection program ("PPP"). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 5. Loans Receivable and the Allowance for Credit Losses for additional information on TDRs.
•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 5. Loans Receivable and the Allowance for Credit Losses for additional information on TDRs.
•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility ("MSNLF"), and (2) the Main Street Expanded Loan Facility ("MSELF"). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility ("MLF") to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.
•On April 27, 2020, the Federal Reserve made additional revisions to the MLF. These revisions expand the population thresholds that will be able to borrow from the MLF as compared to the initial plan that was announced on April 9, 2020. Specifically, as part of this expansion, the scope of the short-term financing is now available to U.S. counties with a population of at least five hundred thousand residents and U.S. cities with a population of at least two hundred and fifty thousand residents. In addition, as part of these revisions, the term of the notes and corresponding termination date of the MLF were both extended. Specifically, the initial term of the notes was extended from 24 months to 36 months from the date of issuance, and the termination date of the MLF is now December 31, 2020.
Effects on Our Business.
We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, hospitality, restaurant, healthcare/senior living, arts, entertainment and gaming industries will endure significant economic distress which will adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.
Our Response.
The Company has invoked its Business Continuity Plan that includes a remote working strategy. Our response to COVID-19 is focused on our employees, customers, and communities. We have increased social distancing throughout our locations, closed bank lobbies to appointment only, significantly expanded work from home capabilities, increased cleaning services, and implemented business travel restrictions. We have implemented a loan payment deferral program and assisted our clients through the Paycheck Protection Program ("PPP") and the CARES Act SBA payment forgiveness program. We have committed an additional $150,000 to our annual charitable giving. Despite this challenging environment, MidWestOne remains open for business. We continue to lend to qualified businesses for working capital and general business purposes.
Financial Condition & Results of Operations.
Net Interest Income. The Company's interest income on loans could be reduced due to COVID-19 and due to reductions in the targeted federal funds rate. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact from COVID-19 may affect its borrowers’ ability to repay in future periods. In addition, the Company's interest income on investment securities could be reduced due to COVID-19. A severe and sustained economic downturn could impact the debt securities issuers' ability to make payments on debt or to raise additional funds to continue operations, which could result in an increased credit loss expense. In addition, the Company's interest expense could be impacted by COVID-19 due to changes in funding mix. An extended recession could cause large numbers of our deposit customers to withdraw their funds, which could increase our reliance on more volatile or expensive funding sources.
Credit Loss Expense. The Company's credit loss expense will be impacted due to COVID-19. Pertaining to our March 31, 2020 financial condition and results of operations, COVID-19 had a material impact on our ACL. While we have not yet experienced any charge-offs related to COVID-19, our ACL calculation and credit loss expense are significantly impacted by changes in forecasted economic conditions. The COVID-19 pandemic drove a significant increase in credit loss expense due to the worsening of forecasted conditions. Significant worsening of forecasted conditions is possible and would result in further increases in ACL and credit loss expense.
Noninterest Income. The Company’s fee income could be reduced due to COVID-19. For example, in keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are expected, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact from COVID-19 is likely to impact its fee income in future periods.
Noninterest Expense. We anticipate increases in noninterest expenses that are a result of COVID-19 for additional cleaning services, protective equipment, supplies, and expanded IT equipment and network/information services. We also anticipate employee productivity will also decline due to pandemic-related absences and normal challenges associated with working remotely. We also anticipate that the PPP loan program will impact noninterest expense by impacting the timing of compensation and benefit expense and due to increased information service expenses.
Credit Administration. In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (the "agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor grants a concession and the debtor is experiencing financial difficulties. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its borrowers that are adversely affected by the pandemic. As of May 4, 2020, the Company has executed 842 of these deferrals on outstanding loan balances of $398.1 million.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of May 4, 2020, the Company has closed or approved with the SBA 2,327 PPP loans representing $334.5 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Loan Portfolio.
We anticipate that loan growth will be impacted in the future as a result of COVID-19 and the related decline in economic conditions in our market areas. While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following loan categories that we considered to be "vulnerable" to significant impact as of March 31, 2020.

	Balance	% of Gross Loans Held for Investment
(in thousands)
Non-essential retail	$117,189	3%
Restaurant	99,993	3%
Hotel	119,149	3%
CRE - Retail	180,921	5%
Healthcare and senior living	162,505	5%
Arts, entertainment, and gaming	22,627	1%
	$702,384	20%
Goodwill and Other Intangible Assets. The Company's goodwill and other intangible assets could be impacted by the COVID-19 pandemic. A sustained economic downturn could impact the Company's asset valuation or results of operations, which could result in an impairment of goodwill or other intangible assets. The Company completed an interim goodwill assessment as of March 31, 2020 and concluded that no impairment existed at that time.
Capital and liquidity.
As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
We discontinued repurchases of our stock in mid-March and have no near-term plans to resume repurchases until we have more clarity on the economic outlook.
Processes, controls and business continuity plan
The Company has invoked its Business Continuity Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.
Critical Accounting Estimates
Management has identified the accounting policies related to the ACL, accounting for business combinations, and goodwill and other intangible assets as critical accounting estimates. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the changes in our operating results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, unless otherwise noted.
For the quarter ended March 31, 2020, we incurred a net loss of $2.0 million, which was a decrease of $9.3 million from $7.3 million for the quarter ended March 31, 2019. The decrease in net income was due primarily to an increase in credit loss expenses of $20.1 million, combined with a $9.4 million, or 45.5%, increase in noninterest expense, which was partially offset by a $11.4 million, or 44.0%, increase in net interest income, combined with a $4.7 million, or 87.7%, increase in noninterest income between the two comparable periods.
The following table presents selected financial results and measures as of and for the quarters ended March 31, 2020 and 2019.

	As of and for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2020	2019
Net (Loss) Income	$(1,975)	$7,285
Pre-tax, Pre-provision Net Revenue(1)	17,560	10,769
Average Assets	4,669,724	3,301,097
Average Shareholders’ Equity	515,169	359,403
Return on Average Assets	(0.17)%	0.89%
Return on Average Equity	(1.54)	8.22
Return on Average Tangible Equity(1)	(0.47)	10.87
Efficiency Ratio(1)	57.67	62.48
Equity to Assets Ratio (end of period)	10.51	11.00
Tangible Common Equity Ratio (end of period)(1)	8.11	8.96
Book Value per Share	$31.11	$29.94
Tangible Book Value per Share(1)	23.39	23.84
(1) A non-GAAP financial measure. See below for a reconciliation to the most comparable GAAP equivalents.

Net Interest Income
Net interest income is the difference between interest income and fees earned on interest earning assets, less interest expense incurred on interest bearing liabilities. Interest rate levels and volume fluctuations within interest earning assets and interest bearing liabilities impact net interest income. Net interest margin is the tax-equivalent basis net interest income as a percent of average interest earning assets.
Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 21%. Tax-favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative interest earning assets. In addition to yield, various other risks are factored into the evaluation process.
Net interest income of $37.4 million for the first quarter of 2020 was up $11.4 million, or 44.0%, from $26.0 million for the first quarter of 2019. An increase in interest income of $14.0 million, or 42.0%, was partially offset by increased interest expense of $2.6 million, or 34.9%. Loan interest income increased $13.0 million, or 44.7%, to $42.0 million for the first quarter of 2020 compared to the first quarter of 2019, as a $1.03 billion, or 42.6%, increase in average loan balances between the two periods was augmented by a 5 basis point increase in loan yield. Merger-related loan purchase discount accretion saw an increase of $2.4 million for the first quarter of 2020. Interest income from investment securities was $5.2 million for the first quarter of 2020, up $0.9 million from the first quarter of 2019.
Interest expense increased $2.6 million, or 34.9%, to $10.0 million for the first quarter of 2020, compared to $7.4 million for the same period in 2019, due to the increase in the average balance of interest bearing deposits of $916.9 million between the two periods. Interest expense on borrowed funds was $2.1 million for the first quarter of 2020, up from $1.7 million for the first quarter of 2019, an increase of $0.3 million, or 19.4%. This increase was primarily a result of an increase in the average balance of borrowed funds to $347.5 million for the first quarter of 2020 compared to $289.4 million for the same period last year, an increase of $58.1 million, or 20.1%, between the comparative periods, partially offset by a decrease of 4 basis points in the borrowing rate.
Our net interest margin for the first quarter of 2020, calculated on a fully tax-equivalent basis, was 3.60%, or 4 basis points higher than the net interest margin of 3.56% for the first quarter of 2019. The yield on loans increased 5 basis points due primarily to the benefit from loan purchase discount accretion. The tax equivalent yield on investment securities decreased by 23 basis points. Combined, the resulting yield on interest-earning assets for the first quarter of 2020 was 1 basis points lower than the first quarter of 2019. The cost of deposits decreased 3 basis points, while the average cost of borrowings was lower by 4 basis points for the first quarter of 2020, compared to the first quarter of 2019. The Federal Reserve decreased the target federal funds interest rate by a total of 75 basis points in the second half of 2019, which contributed to the decreasing interest rates in the first quarter 2020 as compared to the first quarter 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impact the comparability of net interest income and net interest margin between 2019 and 2020.

The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)	$3,436,263	$42,509	4.98%	$2,409,641	$29,308	4.93%
Taxable investment securities	567,001	3,717	2.64	414,986	2,927	2.86
Tax-exempt investment securities (2)	224,171	1,907	3.42	202,027	1,772	3.56
Total securities held for investment	791,172	5,624	2.86	617,013	4,699	3.09
Other	55,833	164	1.18	3,053	20	2.66
Total interest earning assets	$4,283,268	$48,297	4.54%	$3,029,707	$34,027	4.55%
Other assets	386,456			271,390
Total assets	$4,669,724			$3,301,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$965,077	$1,316	0.55%	$676,654	$910	0.55%
Money market deposits	766,766	1,645	0.86	599,695	1,334	0.90
Savings deposits	393,833	391	0.40	204,757	58	0.11
Time deposits	997,136	4,597	1.85	724,772	3,393	1.90
Total interest bearing deposits	3,122,812	7,949	1.02	2,205,878	5,695	1.05
Short-term borrowings	121,942	334	1.10	109,929	457	1.69
Long-term debt	225,587	1,716	3.06	179,515	1,260	2.85
Total borrowed funds	347,529	2,050	2.37	289,444	1,717	2.41
Total interest bearing liabilities	$3,470,341	$9,999	1.16%	$2,495,322	$7,412	1.20%

Noninterest bearing deposits	637,204			421,753
Other liabilities	47,010			24,619
Shareholders’ equity	515,169			359,403
Total liabilities and shareholders’ equity	$4,669,724			$3,301,097
Net interest income (2)		$38,298			$26,615
Net interest spread(2)			3.38%			3.35%
Net interest margin(2)			3.60%			3.56%

Total deposits(3)	$3,760,016	$7,949	0.85%	$2,627,631	$5,695	0.88%
Cost of funds(4)			0.98%			1.03%
Cost to fund earning assets(5)			0.94%			0.99%

(1)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $(122) thousand and $(150) thousand for the three months ended March 31, 2020 and March 31, 2019, respectively. Loan purchase discount accretion was $3.0 million and $586 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively. Tax equivalent adjustments were $497 thousand and $273 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively. The federal statutory tax rate utilized was 21%.

(2)	Tax equivalent, using a federal statutory tax rate of 21%..
(3)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.
(4)	Cost of funds is calculated as annualized total interest expense divided by the sum of average total deposits and borrowed funds.
(5)	Cost to fund earnings assets is calculated as annualized total interest expense divided by average earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the difference related to changes in average outstanding balances and the increase or decrease due to the change in interest rates. For each category of interest-earning assets and interest-bearing liabilities information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,
	2020 Compared to 2019 Change due to
	Volume	Yield/Cost	Net
(in thousands)
Increase (decrease) in interest income:
Loans, including fees (1)	$12,894	$307	$13,201
Taxable investment securities	2,162	(1,372)	790
Tax-exempt investment securities (1)	516	(381)	135
Total securities held for investment (1)	2,678	(1,753)	925
Other	227	(83)	144
Change in interest income (1)	15,799	(1,529)	14,270
Increase (decrease) in interest expense:
Interest checking deposits	406	—	406
Money market deposits	682	(371)	311
Savings deposits	86	247	333
Time deposits	1,802	(598)	1,204
Total interest-bearing deposits	2,976	(722)	2,254
Short-term borrowings	280	(403)	(123)
Long-term debt	354	102	456
Total borrowed funds	634	(301)	333
Change in interest expense	3,610	(1,023)	2,587
Change in net interest income	$12,189	$(506)	$11,683
Percentage increase (decrease) in net interest income over prior period			43.9%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Interest income on loans on a tax-equivalent basis in the first quarter of 2020 increased $13.2 million, or 45.0%, compared with the same period in 2019. Average loans were $1.03 billion, or 42.6%, higher in the first quarter of 2020 compared with the first quarter of 2019, primarily resulting from the acquisition of ATBancorp. In addition to purchase accounting adjustments, the yield on our loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable-rate versus fixed-rate loans in our portfolio. The increase in interest income on loans was due primarily to the increase in average balance of loans between the first quarter of 2020 and the comparative period in 2019, augmented by an increase in the average yield on loans from 4.93% in the first quarter of 2019 to 4.98% in the first quarter of 2020.
Interest income on investment securities on a tax-equivalent basis totaled $5.6 million in the first quarter of 2020 compared with $4.7 million for the same period of 2019. The tax-equivalent yield on our investment portfolio in the first quarter of 2020 decreased to 2.86% from 3.09% in the comparable period of 2019. The average balance of investment securities in the first quarter of 2020 was $791.2 million compared with $617.0 million in the first quarter of 2019, an increase of $174.2 million, or 28.2%.
Interest expense on deposits increased $2.3 million, or 39.6%, to $7.9 million in the first quarter of 2020 compared with $5.7 million in the same period of 2019. The increased interest expense on deposits was primarily due to an increase in average balances of interest-bearing deposits for the first quarter of 2020 of $916.9 million compared with the same period in 2019, mainly attributable to the acquisition of ATBancorp. Offsetting this increase was a decrease of 3 basis points in the weighted average rate paid on interest-bearing deposits to 1.02% in the first quarter of 2020, compared with 1.05% in the first quarter of 2019.
Interest expense on borrowed funds of $2.1 million in the first quarter of 2020 was an increase of $0.3 million, or 19.4%, from $1.7 million in same period of 2019. Average borrowed funds for the first quarter of 2020 saw a $58.1 million increase compared with the same period in 2019. The level of borrowed funds increased between the two periods, primarily due to the

$46.1 million increase in the average volume of long-term debt combined with a $12.0 million increase in the average volume of short-term borrowings for the first quarter of 2020, compared to the same period in 2019. These noted increases were partially offset by a decrease in the weighted average rate on borrowed funds to 2.37% for the first quarter of 2020 compared with 2.41% for the first quarter of 2019.
Credit Loss Expense
We recorded credit loss expense of $21.7 million in the first quarter of 2020, an increase of $20.1 million, or 1,263.4%, from $1.6 million for the first quarter of 2019. Our credit loss expense reflected the impact of the COVID-19 pandemic on current and forecasted economic conditions for the U.S. and our regional economy. The total amount of net loans charged off in the first quarter of 2020 was consistent with the first quarter of 2019 at $1.2 million.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Investment services and trust activities	$2,536	$1,390	$1,146	82.4%
Service charges and fees	1,826	1,442	384	26.6
Card revenue	1,365	998	367	36.8
Loan revenue	1,123	393	730	185.8
Bank-owned life insurance	520	392	128	32.7
Insurance commissions	—	420	(420)	NM
Investment securities gains, net	42	17	25	147.1
Other	2,743	358	2,385	666.2
Total noninterest income	$10,155	$5,410	$4,745	87.7%
Total noninterest income for the first quarter of 2020 increased $4.7 million, or 87.7%, to $10.2 million from $5.4 million in the first quarter of 2019. The increase was primarily due to general improvements in all areas of noninterest income as a result of the ATBancorp merger, with the exception of insurance commissions, which decreased due to the sale of the assets of the Company’s MidWestOne Insurance subsidiary in the second quarter of 2019. The increase was also due to an increase in income from our commercial loan swap program (which is recorded in 'Other' noninterest income), which was $2.6 million for the three months ended March 31, 2020 and $46 thousand for the three months ended March 31, 2019, an increase of $2.58 million.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
(dollars in thousands)
Compensation and employee benefits	$16,617	$12,579	$4,038	32.1%
Occupancy expense of premises, net	2,341	1,879	462	24.6
Equipment	1,880	1,371	509	37.1
Legal and professional	1,535	965	570	59.1
Data processing	1,354	845	509	60.2
Marketing	1,062	606	456	75.2
Amortization of intangibles	2,028	452	1,576	348.7
FDIC insurance	448	370	78	21.1
Communications	457	342	115	33.6
Foreclosed assets, net	138	58	80	137.9
Other	2,141	1,150	991	86.2
Total noninterest expense	$30,001	$20,617	$9,384	45.5%

The following table shows the impact of merger-related expenses to the various components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
Merger-related expenses:	2020	2019
(dollars in thousands)
Compensation and employee benefits	$—	$10
Legal and professional	—	126
Data processing	44	5
Other	10	26
Total impact of merger-related expenses to noninterest expense	$54	$167
Noninterest expense for the first quarter of 2020 was $30.0 million, an increase of $9.4 million, or 45.5%, from $20.6 million for the first quarter of 2019. Compensation and employee benefits increased $4.0 million for the first quarter of 2020 compared to the first quarter of 2019, primarily due to the merger with ATBancorp. Amortization of intangibles for the first quarter of 2020 was $2.0 million, an increase of $1.6 million, or 348.7%, from $0.5 million for the first quarter of 2019, due primarily to additions from the merger.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was (52.7)% for the first quarter of 2020, which was lower than the effective tax rate of 20.6% for the first quarter of 2019. The Company recorded a net income tax benefit of $2.2 million in the first quarter of 2020 compared to a net income tax expense of $1.9 million for the same period of 2019. The income tax benefit was primarily driven by the net loss experienced in the first quarter of 2020, as well as general business credit and tax-exempt interest income recognized in the first quarter of 2020. See Note 12. Income Taxes for additional information.

FINANCIAL CONDITION
Following is a table that represents the major categories of the Company's balance sheet:

	March 31, 2020	December 31, 2019	$ Change	% Change
(dollars in thousands)
ASSETS
Cash and cash equivalents	$125,545	$73,484	$52,061	70.8
Debt securities available for sale	881,859	785,977	95,882	12.2
Loans held for investment, net of unearned income	3,425,762	3,451,266	(25,504)	(0.7)
Allowance for credit losses	(51,187)	(29,079)	(22,108)	76.0
Total loans held for investment, net	3,374,575	3,422,187	(47,612)	(1.4)
Other assets	381,930	371,925	10,005	2.7
Total assets	$4,763,909	$4,653,573	$110,336	2.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$3,859,844	$3,728,655	$131,189	3.5
Total borrowings	339,363	371,009	(31,646)	(8.5)
Other liabilities	64,138	44,927	19,211	42.8
Total shareholders' equity	500,564	508,982	(8,418)	(1.7)
Total liabilities and shareholders' equity	$4,763,909	$4,653,573	$110,336	2.4

Debt Securities Available for Sale
Debt securities totaled $881.9 million at March 31, 2020, or 18.5% of total assets, an increase of $95.9 million from $786.0 million, or 16.9% of total assets, as of December 31, 2019. As of March 31, 2020, the portfolio consisted mainly of MBS and CMOs (39.6%), obligations of states and political subdivisions (32.5%), and corporate debt securities (27.8%). No debt securities were classified as HTM at March 31, 2020 or December 31, 2019.

Loans
The composition of loans held for investment, net of unearned income was as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$145,435	4.2%	$140,446	4.1%
Commercial and industrial	864,702	25.2	835,236	24.2
Commercial real estate:
Construction and development	282,921	8.3	298,077	8.6
Farmland	168,777	5.0	181,885	5.3
Multifamily	217,108	6.3	227,407	6.6
Commercial real estate-other	1,111,640	32.4	1,107,490	32.1
Total commercial real estate	1,780,446	52.0	1,814,859	52.6
Residential real estate:
One- to four-family first liens	389,055	11.4	407,418	11.8
One- to four-family junior liens	165,235	4.8	170,381	4.9
Total residential real estate	554,290	16.2	577,799	16.7
Consumer	80,889	2.4	82,926	2.4
Loans held for investment, net of unearned income	$3,425,762	100.0%	$3,451,266	100.0%
Loans held for investment, net of unearned income decreased $25.5 million, or 0.7%, from a balance of $3.45 billion at December 31, 2019, to $3.43 billion at March 31, 2020 primarily due to continued pay downs between December 31, 2019 and March 31, 2020. As of March 31, 2020, the largest category of loans was commercial real estate loans, comprising approximately 52% of the portfolio, of which 8% of total loans were construction and development, 6% of total loans were multifamily residential mortgages, and 5% of total loans were farmland. Commercial and industrial loans was the next largest category at 25% of total loans, followed by residential real estate loans at 16%, agricultural loans at 4%, and consumer loans at 2%.
Premises and Equipment

As of March 31, 2020, premises and equipment totaled $89.9 million, a decrease of $0.9 million, or 1.0%, from December 31, 2019, primarily due to depreciation on the premises and equipment.

Goodwill and Other Intangible Assets
Goodwill was $94.0 million at March 31, 2020, an increase of $2.1 million, or 2.2%, from $91.9 million at December 31, 2019. Other intangible assets decreased $2.0 million, or 6.3%, to $30.2 million at March 31, 2020 compared to $32.2 million at December 31, 2019. The increase in goodwill was due to the finalization of purchase accounting related to the ATBancorp merger, whereas the decrease in other intangible assets was due to additional amortization of these assets. See Note 7. Goodwill and Intangible Assets to our consolidated financial statements for additional information.
Foreclosed Assets, Net
Foreclosed assets, net was $1.0 million at March 31, 2020 and $3.7 million at December 31, 2019, a decrease of $2.7 million, or 73.9% primarily due to the sale of foreclosed assets.
Deposits
Total deposits as of March 31, 2020 were $3.86 billion, an increase of $131.2 million from December 31, 2019. Between December 31, 2019 and March 31, 2020, noninterest-bearing demand decreased $25.1 million, or 3.8%, interest-bearing checking increased $32.9 million, or 3.4%, money market increased $30.5 million, or 4.0%, savings increased $17.0 million, or 4.4%, and time deposits increased $75.9 million, or 8.0%.
Approximately 73.3% of our total deposits were considered “core” deposits as of March 31, 2020, compared to 74.4% at December 31, 2019. We consider core deposits to be the total of all deposits other than certificates of deposit. Specifically, as of March 31, 2020, these core deposits were comprised of 22.5% non-interest bearing demand, 35.2% interest-bearing checking, 28.0% money market, and 14.3% savings, whereas at December 31, 2019 these core deposits were comprised of 23.9% noninterest-bearing demand, 34.7% interest-bearing checking, 27.5% money market, and 14.0% savings. See Note 9. “Deposits” to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings
Federal funds purchased - The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of March 31, 2020 and December 31, 2019, the Bank had no federal funds purchased.
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase rose $12.2 million, or 10.4%, to $129.5 million as of March 31, 2020, compared with $117.2 million as of December 31, 2019. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts.
Federal Home Loan Bank Advances - The Bank utilizes FHLB short-term advances for short-term funding needs. The Company had zero short-term advances as of March 31, 2020, compared with $22.1 million as of December 31, 2019, a decrease of $22.1 million.
See Note 10. Short-Term Borrowings to our unaudited consolidated financial statements for additional information related to short-term borrowings.
Long-term Debt
Finance Lease Payable - The Company has one existing finance lease for a branch location, with a present value liability balance of $1.2 million as of March 31, 2020, substantially unchanged from December 31, 2019.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were substantially unchanged as of March 31, 2020 and December 31, 2019, with a recorded amount of $41.6 million for each of these years.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.9 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. The balance was substantially unchanged as of March 31, 2020 and December 31, 2019, with a recorded amount of $10.9 million.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $125.7 million as of March 31, 2020, compared with $145.7 million as of December 31, 2019, a decrease of $20.0 million, or 13.7%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk.
Other Long-Term Debt - Other long-term debt consists of a $35.0 million unsecured note entered into on April 30, 2015, in connection with the merger with Central Bancshares, Inc., $1.6 million of which was outstanding as of March 31, 2020. On April 30, 2019, the Company entered into a $35.0 million unsecured note in connection with the ATBancorp acquisition, $28.9 million of which was outstanding at March 31, 2020.
See Note 11. Long-Term Debt to our unaudited consolidated financial statements for additional information related to long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of receivable at March 31, 2020 and December 31, 2019:

(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Performing Troubled Debt Restructured	Total
March 31, 2020
Agricultural	$3,585	$—	$2,361	$5,946
Commercial and industrial	11,755	62	—	11,817
Commercial real estate:
Construction and development	867	—	—	867
Farmland	13,682	—	—	13,682
Multifamily	—	—	—	—
Commercial real estate-other	10,517	174	1,012	11,703
Total commercial real estate	25,066	174	1,012	26,252
Residential real estate:
One- to four- family first liens	2,777	44	850	3,671
One- to four- family junior liens	568	—	136	704
Total residential real estate	3,345	44	986	4,375
Consumer	222	23	—	245
Total	$43,973	$303	$4,359	$48,635

(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Performing Troubled Debt Restructured	Total
December 31, 2019
Agricultural	$2,894	$—	$2,361	$5,255
Commercial and industrial	13,276	—	—	13,276
Commercial real estate:
Construction and development	1,494	—	—	1,494
Farmland	10,402	—	—	10,402
Multifamily	—	—	—	—
Commercial real estate-other	10,141	—	1,017	11,158
Total commercial real estate	22,037	—	1,017	23,054
Residential real estate:
One- to four- family first liens	2,557	99	856	3,512
One- to four- family junior liens	513	25	138	676
Total residential real estate	3,070	124	994	4,188
Consumer	206	12	—	218
Total	$41,483	$136	$4,372	$45,991

The following table presents a roll forward of nonperforming loans as of the dates indicated:

Nonperforming Loans	Nonaccrual	90+ Days Past Due & Still Accruing	Performing Troubled Debt Restructured	Total
(in thousands)
December 31, 2019	$41,483	$136	$4,372	$45,991
Loans placed on nonaccrual, restructured or 90+ days past due & still accruing	10,450	291	—	10,741
Repayments (including interest applied to principal)	(6,078)	—	(13)	(6,091)
Loans returned to accrual status or no longer past due	(274)	(61)	—	(335)
Charge-offs	(1,288)	—	—	(1,288)
Transfers to foreclosed assets	(320)	—	—	(320)
Transfers to nonaccrual	—	(63)	—	(63)
March 31, 2020	$43,973	$303	$4,359	$48,635
At March 31, 2020, net foreclosed assets totaled $1.0 million, down from $3.7 million at December 31, 2019 primarily due to the sale of foreclosed assets. As of March 31, 2020, the allowance for credit losses was $51.2 million, or 1.49% of loans held for investment, net of unearned income, compared with $29.1 million, or 0.84%, at December 31, 2019.
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
Restructured Loans
We restructure loans for our customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances. We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan. The following factors are indicators that a concession has been granted (one or multiple items may be present):
•The borrower receives a reduction of the stated interest rate for the remaining original life of the debt.
•The borrower receives an extension of the maturity date or dates at a stated interest rate lower than the current market interest rate for new debt with similar risk characteristics.
•The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
•The borrower receives a deferral of required payments (principal and/or interest).
•The borrower receives a reduction of the accrued interest.
Generally, short-term deferral of required payments would not be considered a concession. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals.
During the three months ended March 31, 2020, the Company restructured no loans by granting concessions to a borrower experiencing financial difficulties.
Allowance for Credit Losses
Our ACL as of March 31, 2020 was $51.2 million, which was 1.49% of loans held for investment, net of unearned income, as of that date. This compares with an ACL of $29.1 million as of December 31, 2019, which was 0.84% of loans held for investment, net of unearned income, as of that date. Gross charge-offs for the first three months of 2020 totaled $1.5 million, while there were $0.3 million in recoveries of previously charged-off loans. The increase in the ACL due to the adoption of the CECL accounting guidance, which included a one-time cumulative effect adjustment for credit losses associated with the acquired loan portfolio that was previously excluded, in addition to changes in current and forecasted conditions due to the COVID-19 pandemic. The framework requires that management's estimate reflects credit losses over the full remaining expected life of each credit and considers expected future changes in macroeconomic conditions. The adoption resulted in the recognition of a day 1 transition adjustment of $4.0 million related to the allowance for credit losses for loans. In addition, as part of the adoption of CECL, effective January 1, 2020, the Company recognized a day 1 adjustment of $3.4 million related to the recognition of a liability for off-balance sheet credit exposures. The liability for off-balance sheet credit exposures totaled $5.8 million as of March 31, 2020 and is included in 'Other liabilities' on the balance sheet. See Note 2. Effect of New Financial Accounting Standards for additional information on the Company's adoption of CECL.
The Company also recorded within credit loss expense a provision of $19.3 million for the three months ended March 31, 2020 as compared to $0.6 million for the three months ended December 31, 2019. The ratio of annualized net loan charge offs to average loans for the first three months of 2020 was 0.14% compared to 0.23% for the year ended December 31, 2019. As of March 31, 2020, the ACL was 105.2% of nonperforming loans compared with 63.2% as of December 31, 2019. This increase in the ratio of the ACL was due to an increased provision that was driven by the deterioration in current and forecasted economic conditions, largely as a result of the COVID-19 pandemic. Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2020, the ACL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.
At March 31, 2020, a macroeconomic forecast used by the Company showed a significant increase in Midwest unemployment, significant decreases in national retail sales, the CRE index, and US GDP, and moderate increases in the national home price index and US rental vacancy rate for the first forecasted quarter. The forecast projected a gradual improvement in the Midwest unemployment, national retail sales, and US GDP forecasts over the next three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. The Company's CRE index and US rental vacancy rate forecasts project further decline over the next two quarters before a gradual improvement. The Company's national home price index forecast remains favorable over the next three quarters. The significant change in current and forecasted conditions was largely a result of the COVID-19 pandemic.
The Bank carefully monitors the loan portfolio and continues to emphasize the importance of credit quality while continuously strengthening loan monitoring systems and controls. The Bank reviews the ACL quantitative and qualitative methodology on a quarterly basis and makes adjustments when appropriate to maintain adequate reserves. Management estimates that approximately $14.2 million of the credit loss expense for the three months ending March 31, 2020 is attributable to the change in forecasted conditions, largely driven by the COVID-19 pandemic.
We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2020, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.
Capital Resources
Total shareholders’ equity was $500.6 million as of March 31, 2020, compared to $509.0 million as of December 31, 2019, a decrease of $8.4 million, or 1.7%. This decrease was primarily attributable to decrease in retained earnings, which was due to the net loss of $2.0 million for the first three months of 2020, a $5.4 million negative adjustment for the cumulative effect of change in accounting principle, and dividends paid of $3.6 million, offset by a $2.5 million increase in accumulated other comprehensive income due to market value adjustments on investment securities AFS and changes in the cash flow hedge. In addition, there was a $2.1 million increase in treasury stock due to the repurchase of 95,340 shares of Company common stock at a cost of $2.6 million, partially offset by the issuance of 22,946 shares of Company common stock in connection with stock compensation plans during the first three months of 2020. The total shareholders’ equity to total assets ratio was 10.51% at March 31, 2020, down from 10.94% at December 31, 2019. The tangible equity to tangible assets ratio (a non-GAAP financial measure) was 8.11% at March 31, 2020, compared with 8.50% at December 31, 2019. Book value was $31.11 per share at March 31, 2020, a decrease from $31.49 per share at December 31, 2019. Tangible book value per share (a non-GAAP financial measure) was $23.39 at March 31, 2020, a decrease from $23.81 per share at December 31, 2019.
Our Tier 1 capital to risk-weighted assets ratio was 10.25% as of March 31, 2020 and was 10.47% as of December 31, 2019. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2020, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 14. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
On February 15, 2020, 48,066 restricted stock units were granted to certain officers of the Company. Additionally, during the first three months of 2020, 26,855 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 3,909 shares were surrendered by grantees to satisfy tax requirements, and no unvested restricted stock units were forfeited.
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
We had liquid assets (cash and cash equivalents) of $125.5 million as of March 31, 2020, compared with $73.5 million as of December 31, 2019. Interest-bearing deposits in banks at March 31, 2020, were $58.3 million, an increase of $52.2 million from $6.1 million at December 31, 2019. Debt securities classified as AFS, totaling $881.9 million and $786.0 million as of March 31, 2020 and December 31, 2019, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary.
Generally, our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from sale of loans, proceeds from the maturity and sale of investment securities, our federal funds lines, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits in banks are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilize particular sources of funds based on comparative costs and availability.
As of March 31, 2020, we had $30.5 million of long-term debt outstanding to an unaffiliated banking organization. See Note 11. Long-Term Debt to our consolidated financial statements for additional information related to our long-term debt. We also have $41.6 million of indebtedness payable under junior subordinated notes issued to subsidiary trusts that issued trust preferred securities in pooled offerings, and $10.9 million payable under subordinated debentures. See Note 11. Long-Term Debt to our consolidated financial statements for additional information related to our junior subordinated notes.

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
Off-Balance-Sheet Arrangements
During the normal course of business, we are a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. We follow the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as is followed for those loans that are recorded in our financial statements.
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments, and also expects to have sufficient liquidity available to cover these off-balance-sheet instruments. Off-balance-sheet transactions are more fully discussed in Note 15. Commitments and Contingencies to our unaudited consolidated financial statements.
Contractual Obligations
There have been no material changes to the contractual obligations existing at December 31, 2019, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 6, 2020.

Non-GAAP Financial Measures
We disclose certain non-GAAP ratios, including return on average tangible equity, the ratio of tangible common equity, tangible book value per share, tangible common equity ratio, return on average tangible equity, net interest margin (tax equivalent), core net interest margin, efficiency ratio, and pre-tax pre-provision net revenue. Management believes these measures provide investors with useful information regarding the Company's profitability, financial condition and capital adequacy, consistent with how management evaluates the Company's financial performance.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents for the periods indicated:

	For the Three Months Ended March 31,
Return on Average Tangible Equity	2020	2019
(Dollars in thousands)
Net (loss) income	$(1,975)	$7,285
Intangible amortization, net of tax (1)	1,521	357
Tangible net income	$(454)	$7,642

Average shareholders' equity	$515,169	$359,403
Average intangible assets, net	(122,948)	(74,293)
Average tangible equity	$392,221	$285,110

Return on average equity	(1.54)%	8.22%
Return on average tangible equity (2)	(0.47)%	10.87%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	March 31, 2020	December 31, 2019
(Dollars in thousands, except per share data)
Total shareholders’ equity	$500,564	$508,982
Intangible assets, net	(124,167)	(124,136)
Tangible common equity	$376,397	$384,846

Total assets	$4,763,909	$4,653,573
Intangible assets, net	(124,167)	(124,136)
Tangible assets	$4,639,742	$4,529,437

Book value per share	$31.11	$31.49
Tangible book value per share (1)	$23.39	$23.81
Shares outstanding	16,089,782	16,162,176

Equity to assets ratio	10.51%	10.94%
Tangible common equity ratio (2)	8.11%	8.50%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	March 31, 2020	March 31, 2019
(dollars in thousands)
Net interest income	$37,406	$25,976
Tax equivalent adjustments:
Loans (1)	497	273
Securities (1)	395	366
Net interest income, tax equivalent	$38,298	$26,615
Loan purchase discount accretion	(3,023)	(586)
Core net interest income	$35,275	$26,029

Net interest margin	3.51%	3.48%
Net interest margin, tax equivalent (2)	3.60%	3.56%
Core net interest margin (3)	3.31%	3.48%
Average interest earning assets	$4,283,268	$3,029,707

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	For the Three Months Ended
Efficiency Ratio	March 31, 2020	March 31, 2019
(dollars in thousands)
Total noninterest expense	$30,001	$20,617
Amortization of intangibles	(2,028)	(452)
Merger-related expenses	(54)	(167)
Noninterest expense used for efficiency ratio	27,919	19,998

Net interest income, tax equivalent(1)	$38,298	$26,615
Noninterest income	10,155	5,410
Investment security gains, net	(42)	(17)
Net revenues used for efficiency ratio	48,411	32,008

Efficiency ratio	57.67%	62.48%
(1) The federal statutory tax rate utilized was 21%.

	For the Three Months Ended
Pre-tax Pre-provision Net Revenue	March 31, 2020	March 31, 2019
(dollars in thousands)
Net interest income	$37,406	$25,976
Noninterest income	10,155	5,410
Noninterest expense	(30,001)	(20,617)
Pre-tax Pre-provision Net Revenue	$17,560	$10,769

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
Net cash inflows from operating activities were $21.4 million in the first three months of 2020, compared with $11.7 million in the first three months of 2019. The primary contributor to the increase for the first three months of 2020, compared with the first three months of 2019 was due to the Company's significant increase in credit loss expense.
Net cash outflows from investing activities were $62.5 million in the first three months of 2020, compared to net cash outflows of $20.6 million in the comparable three-month period of 2019. Investment securities transactions resulted in net cash outflows of $92.1 million the first three months of 2020 compared to outflows of $14.1 million during the same period of 2019. Net cash inflows related to the net decrease in loans were $27.8 million for the first three months of 2020, compared with $6.4 million of net cash outflows for the same period of 2019.
Net cash inflows from financing activities in the first three months of 2020 were $93.1 million, compared with net cash inflows of $6.5 million for the same period of 2019. Uses of cash were highlighted by a net decrease of $21.8 million in long-term debt, a net decrease of $9.9 million in short-term borrowings, and $3.6 million to pay dividends. The largest financing cash inflows during the three months ended March 31, 2020 was an increase of $131.1 million in deposits.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds positions of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines available totaling $170.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2020, the Bank had municipal securities with an approximate market value of $68.3 million pledged for liquidity purposes, and had a borrowing capacity of $61.5 million.

FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of March 31, 2020, the Bank had $125.7 million in outstanding FHLB borrowings, leaving $449.0 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

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

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2020.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between March 31, 2020 and December 31, 2019. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
Net Interest Income Simulation: Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves projecting net interest income under a variety of scenarios, which include varying the level of interest rates and shifts in the shape of the yield curve. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings, and events outside management’s control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing.
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2020
Dollar change	N/A	N/A	$1,382	$1,841
Percent change	N/A	N/A	1.0%	1.3%
December 31, 2019
Dollar change	$1,302	$101	$(638)	$(2,354)
Percent change	0.9%	0.1%	(0.5)%	(1.7)%
As of March 31, 2020, 48.8% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 42.3% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of new accounting standards related to the current expected credit loss methodology on our financial statements to facilitate its adoption on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors.
In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:
The recent outbreak of the novel coronavirus ("COVID-19"), or other such epidemic, pandemic, or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations could adversely affect the Company’s business operations, asset valuations, financial condition, and results of operations.
The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, or an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and impaired their ability to fulfill their obligations to the Company. Further, the spread of the outbreak, could lead to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.
The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse, and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity, and caused a significant correction in the global stock markets. We expect that we will experience significant disruptions across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults.
COVID-19 may impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the retail, hospitality, restaurants, healthcare/senior living, and arts and entertainment industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.
The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases has resulted in, or may result in, a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.
The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
We believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate expected credit losses and to measure the fair value of assets carried on the balance sheet at fair value, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models are complex and reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances, such as the COVID-19 pandemic. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could have resulted in significant changes in valuation, which in turn could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2020	5,000	$32.40	5,000	$8,833,700
February 1 - 29, 2020	24,768	30.63	24,768	8,075,141
March 1 - 31, 2020	65,572	25.68	65,572	6,391,277
Total	95,340	$27.32	95,340	$6,391,277

(1) Common shares repurchased by the Company during the quarter related to shares repurchased under the 2019 program announced on August 22, 2019.
(2) On August 20, 2019, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $10.0 million of common stock through December 31, 2021. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased 174,702 shares of common stock for approximately $4.7 million since the plan was announced in October 2018. The prior program had authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2020.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 8, 2020	By:	/s/ CHARLES N. FUNK
Charles N. Funk
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)